Form 10-Q
period 2012-03-31
FS Bancorp, Inc.
filed 2012-06-25
CIK 1530249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:     333-177125

FS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	45-4585178
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

6920 220th Street SW, Suite 200, Mountlake Terrace, Washington  98043
(Address of principal executive offices; Zip Code)

(425) 771-5299
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [   ]No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]                      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At June [__], 2012, there were no issued and outstanding shares of the issuer’s common stock.

FS BANCORP, INC. AND SUBSIDIARY
10-Q
TABLE OF CONTENTS

FS Bancorp, Inc., a Washington corporation, was formed in connection with the conversion of 1st Security Bank of Washington from the mutual to the stock form of organization.  As of the date hereof, the conversion has not been completed and FS Bancorp has not issued any shares of its common stock, and has no assets or liabilities, and has not conducted any business other than that of an organizational nature.  For a further discussion of FS Bancorp, Inc.’s formation and operations, see the Registration Statement on Form S-1 (SEC Registration No. 333-177125).  Based on the foregoing, the information presented in this Form 10-Q is for 1st Security Bank of Washington, the proposed subsidiary of FS Bancorp, Inc.

FS BANCORP, INC.

BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$3,277	$2,356
Interest-bearing deposits at other financial institutions	13,082	16,897
Total cash and cash equivalents	16,359	19,253
Securities available-for-sale, at fair value	31,866	26,899
Federal Home Loan Bank stock, at cost	1,797	1,797
Loans held for sale	1,399	–
Loans receivable, net	232,479	217,131
Accrued interest receivable	1,135	1,020
Premises and equipment, net	9,957	9,852
Other real estate owned	2,789	4,589
Other assets	3,053	3,252
TOTAL ASSETS	$300,834	$283,793

LIABILITIES
Deposits
Interest-bearing accounts	$241,457	$227,164
Noninterest-bearing accounts	23,011	19,254
Total deposits	264,468	246,418
Borrowings	7,800	8,900
Other liabilities	1,528	1,708
Total liabilities	273,796	257,026

COMMITMENTS AND CONTINGENCIES (NOTE 8)

EQUITY
Retained earnings	26,728	26,451
Accumulated other comprehensive income	310	316
Total equity	27,038	26,767

TOTAL LIABILITIES AND EQUITY	$300,834	$283,793

See accompanying notes to these financial statements.

FS BANCORP, INC.

STATEMENTS OF INCOME

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Loans receivable	$4,134	$4,145
Interest and dividends on investment securities, and cash and cash equivalents	165	50
Total interest income	4,299	4,195

INTEREST EXPENSE
Deposits	603	791
Borrowings	46	44
Total interest expense	649	835

NET INTEREST INCOME	3,650	3,360

PROVISION FOR LOAN LOSSES	515	465

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,135	2,895

NONINTEREST INCOME
Service charges and fee income	490	466
Gain on sale of loans	106	–
Gain on sale of investment securities	12	–
Other noninterest income	115	77
Total noninterest income	723	543

NONINTEREST EXPENSE
Salaries and benefits	1,697	1,344
Operations	507	493
Occupancy	289	243
Data processing	233	207
OREO fair value write-downs, net of (gain) loss on sales	430	73
OREO expenses	34	54
Loan costs	139	146
Professional and board fees	137	133
FDIC insurance	63	140
Marketing and advertising	53	41
Impairment gain on mortgage servicing rights	(1)	–
Total noninterest expense	3,581	2,874

INCOME BEFORE PROVISION FOR INCOME TAX	277	564

PROVISION FOR INCOME TAX EXPENSE	–	–

NET INCOME	$277	$564

See accompanying notes to these financial statements.

FS BANCORP, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	March 31,	March 31,
	2012	2011
Net Income	$277	$564
Other comprehensive loss, net of tax:
Unrealized loss on avavilable-for-sale securities:
Unrealized holding loss arising during period	(6)	(6)
Income tax benefit related to unrealized loss	–	–
Net unrealized loss during period	(6)	(6)
Other comprehensive loss, net of tax	(6)	(6)
COMPREHENSIVE INCOME	$271	$558

See accompanying notes to these financial statements.

FS BANCORP, INC.

STATEMENTS OF EQUITY

(Dollars in thousands)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Equity

BALANCE, January 1, 2011	$24,906	$(111)	$24,795

Net income	564	–	564
Other comprehensive loss	–	(6)	(6)

BALANCE, March 31, 2011	$25,470	$(117)	$25,353

BALANCE, January 1, 2012	$26,451	$316	$26,767

Net income	277	–	277
Other comprehensive loss	–	(6)	(6)

BALANCE, March 31, 2012	$26,728	$310	$27,038

See accompanying notes to these financial statements.

FS BANCORP, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$277	$564
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	515	465
Depreciation and amortization	404	269
Provision for deferred income taxes	92	193
Valuation allowance on deferred income taxes	(92)	(193)
Gain on sale of loans	(106)	–
Gain on sale of investment securities	(12)	–
(Gain)loss on sale of other real estate owned	51	(2)
Impairment gain on mortgage servicing rights	(1)	–
Impairment loss on other real estate owned	379	75
Changes in operating assets and liabilities
Origination of loans held for sale	(8,479)	–
Proceeds from sale of loans held for sale	7,120	–
Accrued interest receivable	(115)	(35)
Other assets	245	256
Other liabilities	(180)	234
Net cash from operating activities	98	1,826

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, sales, and calls	4,215	506
Purchases	(9,357)	(2,652)
Loan originations and principal collections, net	(15,925)	15,610
Proceeds from sale of other real estate owned	1,432	386
Purchase of premises and equipment	(307)	(106)
Net cash from (used by) investing activities	(19,942)	13,744

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,050	2,583
Proceeds from borrowings	8,900	500
Repayments of borrowings	(10,000)	(18,500)
Net cash from (used by) financing activities	16,950	(15,417)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,894)	153

CASH AND CASH EQUIVALENTS, beginning of period	19,253	35,250

CASH AND CASH EQUIVALENTS, end of period	$16,359	$35,403

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$649	$835

SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on investment securities	$(6)	$(6)
Property taken in settlement of loans	$62	$2,851

See accompanying notes to these financial statements.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – 1st Security Bank of Washington (the “Company”) is a mutually-owned savings bank chartered in the State of Washington with six branches in suburban communities in the greater Puget Sound area. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals in western Washington. FS Bancorp, Inc., a Washington corporation, was formed in connection with the conversion of 1st Security Bank of Washington from the mutual to the stock form of organization.  As of the date hereof, the conversion has not been completed and FS Bancorp has not issued any shares of its common stock, and has no assets or liabilities, and has not conducted any business other than that of an organizational nature.  Based on the foregoing, the information presented is for 1st Security Bank of Washington, the proposed subsidiary of FS Bancorp, Inc.

Financial Statement Presentation – The following unaudited condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Bank believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation for the interim periods presented have been reflected as required by Regulation S-X, Rule 10-01. It is suggested that these condensed financial statements be read in conjunction with the annual financial statements and notes thereto included in FS Bancorp, Inc.’s registration statement (Form S-1).  All dollar amounts shown in the financial statements and the notes to the financial statements are in thousands.

Plan of Conversion – The Board of Trustees of the Bank (hereafter referred to as the “Board of Directors”) approved a Plan of Conversion (the “Plan”) which provides for the conversion of the Bank from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank pursuant to the rules and regulations of the Washington State Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). As part of the conversion, the Plan provides for the concurrent formation of a holding company (the “Holding Company”) that will own 100% of the common stock of the Bank. Following receipt of all required regulatory approvals, the approval of the depositors of the Bank eligible to vote on the Plan and the satisfaction of all other conditions precedent to the conversion, the Bank will consummate the conversion, which is anticipated to be completed during the second or third quarter of 2012.

Upon the consummation of the conversion, the legal existence of the Bank shall not terminate, but the stock bank shall be a continuation of the mutual bank. The stock bank shall have, hold, and enjoy the same in its own right as fully and to the same extent as the same was possessed, held, and enjoyed by the mutual bank. The stock bank, at the time and the taking effect of the conversion, shall continue to have and succeed to all the rights, obligations, and relations of the mutual bank.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At the time of conversion, the Bank will establish a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends, and the Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Conversion costs will be deferred and deducted from the proceeds of the shares sold in the offering. If the conversion transaction is not completed, all costs will be charged to expense. As of March 31, 2012, there were conversion costs totaling $1,451 which have been deferred, and are included in other assets.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are allowances for loan losses, fair value of other real estate owned (“OREO”), and the determination of a need for a valuation allowance related to the deferred tax asset.

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market are stated in the aggregate at the lower of cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains or losses on sales of loans are recognized at the time of sale. The gain or loss is the difference between the net sales proceeds and the recorded value of the loans, including any remaining unamortized net deferred loan origination fees.

Loans Receivable, Net – Loans receivable, net, are stated at the amount of unpaid principal reduced by an allowance for loan losses and net deferred fees or costs. Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned. Loan fees, net of direct origination costs, are deferred and amortized over the life of the loan using the effective yield method.

Interest on loans is accrued daily based on the principal amount outstanding. Generally, the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless they are well secured and in the process of collection. All interest accrued but not collected for loans that are placed on non-accrual status or charged off are reversed against interest income. Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are returned to accrual status when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or, generally, when the loan is less than 90 days delinquent after a period of six months performance.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Bank charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized net deferred loan origination fee is recognized in income at the time of repayment.

Impaired Loans – A loan is considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount of past due and the number of days past due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged-off and increased by provisions charged to earnings and recoveries on loans previously charged-off. The allowance is based on management's periodic, systematic evaluation of factors underlying the quality of the loan portfolio including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic and other conditions. The appropriateness of the allowance for loan losses is estimated based on these factors and trends identified by management at the time the financial statements are prepared.

Other Real Estate Owned and Other Repossessed Items – Other real estate owned and other repossessed items consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at fair value less selling costs. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes – The Bank files a federal income tax return. Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the financial statements. These will result in differences between income for tax purposes and income for financial reporting purposes in future years. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established to reduce the net recorded amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

As of March 31, 2012, December 31, 2011 and March 31, 2011, the Bank recorded a valuation allowance of $3,117, $3,209 and $3,698, respectively, based principally on uncertainty about the Bank’s ability to generate sufficient future taxable income to realize the related net deferred tax assets. Management will continue to review the criteria related to the recognition of deferred tax assets.

Financial Instruments – In the ordinary course of business, the Bank has entered into agreements for off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-03—Reconsideration of Effective Control for Repurchase Agreements impacting FASB ASC 860-40, Transfers and Servicing. Entities that enter into repurchase and similar agreements will be required to account for even more of the transactions as secured borrowings. The amendment changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess its ability to exercise those rights or honor those obligations. This ASU became effective for the Bank on a prospective basis for new transfers and modifications of existing transactions as of the beginning of the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update clarifies the methodologies and assumptions to be used by entities applying fair value measures, expands disclosure of qualitative factors used in determining fair values, and provides guidance on measuring the fair value of financial instruments included within shareholders’ equity. This update became effective for the Bank on a prospective basis for the first interim or annual period beginning on or after December 15, 2011. This updated guidance impacted financial statement disclosures, but did not have an effect on the Bank’s financial condition, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-05—Presentation of Comprehensive Income. This update provides an option to entities reporting comprehensive income to present the components of net income, other comprehensive income, and total comprehensive income within a single continuous statement of comprehensive income or in two separate but consecutive statements. This update became effective for the Bank on a retrospective basis in the first interim or annual period beginning on or after December 15, 2011. This updated guidance impacted the presentation of the components of comprehensive income, but did not have an effect on Bank’s financial condition, results of operations, or cash flows.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this ASU is to enhance disclosures and provide converged disclosures under U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. This ASU requires disclosure of both net and gross information for these assets and liabilities. The new guidance will be effective for annual and interim periods beginning on or after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In December 2011, the FASB issued Accounting Standard Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (the “ASU”). The objective of this ASU is to defer the effective date of only the changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income. This guidance reinstates the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU No. 2011-05. The new guidance became effective for annual and interim periods beginning after December 15, 2011. This updated guidance impacted the presentation of the components of comprehensive income, but did not have an effect on Bank’s financial condition, results of operations, or cash flows.

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The carrying amount of securities available-for-sale and their approximate fair values at March 31, 2012 and December 31, 2011 were as follows according to management’s intent:

	March 31, 2012
			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses (less	Losses (more	Fair
	Cost	Gains	than 1 year)	than 1 year)	Values
Securities available-for-sale
Federal agency securities	$12,321	$156	$(10)	$(1)	$12,466
Municipal bonds	4,594	110	(5)	–	4,699
Mortgage-backed securities	14,641	121	(61)	–	14,701
Total securities available-for-sale	$31,556	$387	$(76)	$(1)	$31,866

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE (Continued)

	December 31, 2011
			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses (less	Losses (more	Fair
	Cost	Gains	than 1 year)	than 1 year)	Values
Securities available-for-sale
Federal agency securities	$14,202	$131	$(3)	$(1)	$14,329
Municipal bonds	3,905	101	(1)	–	4,005
Mortgage-backed securities	8,476	101	(12)	–	8,565
Total securities available-for-sale	$26,583	$333	$(16)	$(1)	$26,899

There were seven investments with unrealized losses of less than one year as of March 31, 2012 and one investment with an unrealized loss for more than one year. There were five investments with unrealized losses of less than one year as of December 31, 2011 and one investment with an unrealized loss for more than one year.  The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Bank has the intent and ability to hold these securities until recovery, and is not likely to be required to sell these securities.

No other-than-temporary impairment write-downs were recorded for the periods ended March 31, 2012 and December 31, 2011.

The contractual maturities of securities available-for-sale at March 31, 2012 were as follows:

	March 31, 2012
	Amortized	Fair
	Cost	Value
No contractual maturity	$–	$–
Due in one year or less	–	–
Due in one year to five years	5,237	5,336
Due in five years to ten years	12,420	12,549
Due in over ten years	13,899	13,981
Total	$31,556	$31,866

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

	March 31, 2012
	Proceeds	Gross Gains	Gross Losses
Available-for-sale securities	$785	$12	$–

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
REAL ESTATE LOANS
Commercial	$30,799	$28,931
Home equity	14,503	14,507
Construction and development	14,989	10,144
One-to-four-family	10,453	8,752
Multi-family	1,141	1,175
Total real estate loans	71,885	63,509
CONSUMER LOANS
Indirect home improvement	79,623	81,143
Recreational	25,809	24,471
Automobile	4,769	5,832
Home improvement	883	934
Other	1,576	1,826
Total consumer loans	112,660	114,206
COMMERCIAL BUSINESS LOANS	51,827	43,337
Total loans	236,372	221,052
Allowance for loan losses	(4,200)	(4,345)
Deferred cost, fees, and discounts, net	307	424
Total loans receivable, net	$232,479	$217,131

The Bank defined its loan portfolio into three segments that reflect the structure of the lending function, the Bank’s strategic plan and the manner in which management monitors performance and credit quality. The three loan portfolio segments are: (a) Real Estate (secured) Loans, (b) Consumer Loans and (c) Commercial Business Loans. Each of these segments is disaggregated into classes based on the risk characteristics of the borrower and/or the collateral type securing the loan.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details activity in the allowance for loan losses by loan categories:

	At or for the three months ended March 31, 2012
	Real Estate		Commercial
	Loans	Consumer	Business	Unallocated	Total
Beginning balance	$803	$2,846	$511	$185	$4,345
Provision for loan loss	134	204	205	(28)	515
Charge-offs	–	(825)	(98)	–	(923)
Recoveries	1	262	–	–	263
Net charge-offs	1	(563)	(98)	–	(660)
Ending balance	$938	$2,487	$618	$157	$4,200
Year-end amount allocated to:
Loans individually evaluated for impairment	$140	$–	$10	$–	$150
Loans collectively evaluated for impairment	798	2,487	608	157	4,050
Ending balance	$938	$2,487	$618	$157	$4,200

LOANS RECEIVABLES
Loans individually evaluated for impairment	$4,395	$–	$329	$–	$4,724
Loans collectively evaluated for impairment	67,490	112,660	51,498	–	231,648
Ending balance	$71,885	$112,660	$51,827	$–	$236,372

	At or for the three months ended March 31, 2011
	Real Estate		Commercial
	Loans	Consumer	Business	Unallocated	Total
Beginning balance	$1,213	$3,361	$837	$494	$5,905
Provision for loan loss	54	396	(107)	122	465
Charge-offs	(157)	(973)	(337)	–	(1,467)
Recoveries	–	141	–	–	141
Net charge-offs	(157)	(832)	(337)	–	(1,326)
Ending balance	$1,110	$2,925	$393	$616	$5,044
Year-end amount allocated to:
Loans individually evaluated for impairment	$608	$–	$342	$–	$950
Loans collectively evaluated for impairment	502	2,925	51	616	4,094
Ending balance	$1,110	$2,925	$393	$616	$5,044

LOANS RECEIVABLES
Loans individually evaluated for impairment	$2,027	$–	$3,215	$–	$5,242
Loans collectively evaluated for impairment	60,433	129,499	21,356	–	211,288
Ending balance	$62,460	$129,499	$24,571	$–	$216,530

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to aging analysis of past due loans are summarized as follows:

	March 31, 2012
	Loans Past Due and Still Accruing
			Greater
			Than 90	Tota			Total Loans
	30-59 Days	60-89 Days	Days	Past Due	Non-Accrual	Current	Receivable
REAL ESTATE LOANS
Commercial	$–	$–	$–	$–	$–	$30,799	$30,799
Home equity	257	80	–	337	282	13,884	14,503
Construction and development	–	–	–	–	629	14,360	14,989
One-to-four-family	–	–	–	–	386	10,067	10,453
Multi-family	–	–	–	–	–	1,141	1,141
Total real estate loans	257	80	–	337	1,297	70,251	71,885

CONSUMER
Indirect home improvement	557	281	–	838	258	78,527	79,623
Recreational	35	–	–	35	21	25,753	25,809
Automobile	146	22	–	168	6	4,595	4,769
Home improvement	–	31	–	31	28	824	883
Other	5	11	–	16	10	1,550	1,576
Total consumer loans	743	345	–	1,088	323	111,249	112,660

COMMERCIAL BUSINESS LOANS	–	–	–	–	329	51,498	51,827
Total	$1,000	$425	$–	$1,425	$1,949	$232,998	$236,372

	December 31, 2011
	Loans Past Due and Still Accruing
			Greater
			Than 90	Total			Total Loans
	30-59 Days	60-89 Days	Days	Past Due	Non-Accrual	Current	Receivable
REAL ESTATE LOANS
Commercial	$703	$–	$–	$703	$–	$28,228	$28,931
Home equity	149	69	–	218	267	14,022	14,507
Construction and development	–	–	–	–	623	9,521	10,144
One-to-four-family	–	–	–	–	412	8,340	8,752
Multi-family	–	–	–	–	–	1,175	1,175
Total real estate loans	852	69	–	921	1,302	61,286	63,509

CONSUMER
Indirect home improvement	698	453	–	1,151	454	79,538	81,143
Recreational	144	50	–	194	1	24,276	24,471
Automobile	100	53	–	153	23	5,656	5,832
Home improvement	–	31	–	31	–	903	934
Other	26	10	–	36	20	1,770	1,826
Total consumer loans	968	597	–	1,565	498	112,143	114,206

COMMERCIAL BUSINESS LOANS	–	–	–	–	427	42,910	43,337
Total	$1,820	$666	$–	$2,486	$2,227	$216,339	$221,052

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about impaired loans held by the Bank segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

	At or for the three months ended March 31, 2012
						YTD	YTD
	Unpaid				Adjusted	Average	Interest
	Principal	Write	Recorded	Specific	Recorded	Recorded	Income
	Balance	downs	Investment	Reserve	Investment	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$950	$(24)	$926	$–	926	$926	$–
Home equity	243	–	243	–	243	242	1
Construction and development	629	–	629	–	629	625	–
One-to-four-family	579	(7)	572	–	572	573	–
Multi-family	–	–	–	–	–	–	–
Indirect home improvement	–	–	–	–	–	–	–
Recreational	–	–	–	–	–	–	–
Automobile	–	–	–	–	–	–	–
Home improvement	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–
Commercial business loans	704	(445)	259	–	259	333	–
Subtotal loans	3,105	(476)	2,629	–	2,629	2,699	1

WITH AN ALLOWANCE RECORDED
Commercial	–	–	–	–	–	–	–
Home equity	–	–	–	–	–	–	–
Construction and development	1,677	(38)	1,639	(82)	1,557	1,639	–
One-to-four-family	386	–	386	(58)	328	387	–
Multi-family	–	–	–	–	–	–	–
Indirect home improvement	–	–	–	–	–	–	–
Recreational	–	–	–	–	–	–	–
Automobile	–	–	–	–	–	–	–
Home improvement	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–
Commercial business loans	70	–	70	(10)	60	70	–
Subtotal loans	2,133	(38)	2,095	(150)	1,945	2,096	–
Total	$5,238	$(514)	$4,724	$(150)	$4,574	$4,795	$1

For the three months ended March 31, 2011, the Bank did not have any impaired loans with no related allowance recorded.  The specific reserve for impaired loans was $949 and the average recorded investment in loans with a related allowance recorded was $5,631 for the three months ended March 31, 2011. Interest income recognized was $4 for the three months ended March 31, 2011.
.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2011
						YTD	YTD
	Unpaid				Adjusted	Average	Interest
	Principal	Write-	Recorded	Specific	Recorded	Recorded	Income
	Balance	downs	Investment	Reserve	Investment	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$950	$(24)	$926	$–	$926	$938	$43
Home equity	243	(2)	241	–	241	217	5
Construction and development	623	–	623	–	623	618	21
One-to-four-family	581	(7)	574	–	574	578	28
Multi-family	–	–	–	–	–	–	–
Indirect home improvement	–	–	–	–	–	–	–
Recreational	–	–	–	–	–	–	–
Automobile	–	–	–	–	–	–	–
Home improvement	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–
Commercial business loans	705	(347)	358	–	358	621	1
Subtotal loans	3,102	(380)	2,722	–	2,722	2,972	98

WITH AN ALLOWANCE RECORDED
Commercial	–	–	–	–	–	–	–
Home equity	–	–	–	–	–	–	–
Construction and development	1,678	(38)	1,640	(82)	1,558	1,833	110
One-to-four-family	389	–	389	(58)	330	391	16
Multi-family	–	–	–	–	–	–	–
Indirect home improvement	–	–	–	–	–	–	–
Recreational	–	–	–	–	–	–	–
Automobile	–	–	–	–	–	–	–
Home improvement	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–
Commercial business loans	69	–	69	(4)	66	81	5
Subtotal loans	2,136	(38)	2,098	(144)	1,954	2,305	131
Total	$5,238	$(418)	$4,820	$(144)	$4,676	$5,277	$229

Credit Quality Indicators

As part of the Bank’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in the Bank’s market.

The Bank utilizes a risk grading matrix to assign a risk grade to its real estate and commercial business loans. Loans are graded on a scale of 1 to 10, with loans in risk grades 1 to 6 considered “Pass” and loans in risk grades 7 to 10 reported as classified loans in our allowance for loan loss analysis.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Consumer loans, that represent generally smaller balance, homogenous loans, are evaluated on a pool basis until such time as a loan becomes past due more than 90 days. Loans that are current or less than 90 days past due are graded “Pass” loans. Consumer loans that are past due more than 90 days are classified as “Substandard”.

The following tables summarize risk rated loan balances by category:

	March 31, 2012
			Special
	Pass	Watch	Mention	Substandard	Doubtful
	(1-5)	(6)	(7)	(8)	(9)	Total
REAL ESTATE LOANS
Commercial	$26,519	$4,280	$–	$–	$–	$30,799
Home equity	14,221	–	–	282	–	14,503
Construction and development	12,721	–	–	2,268	–	14,989
One-to-four-family	9,496	–	–	957	–	10,453
Multi-family	1,141	–	–	–	–	1,141
Total real estate loans	64,098	4,280	–	3,507	–	71,885

CONSUMER
Indirect home improvement	79,365	–	–	258	–	79,623
Recreational	25,788	–	–	21	–	25,809
Automobile	4,763	–	–	6	–	4,769
Home improvement	855	–	–	28	–	883
Other	1,566	–	–	10	–	1,576
Total consumer loans	112,337	–	–	323	–	112,660

COMMERCIAL BUSINESS LOANS	50,678	–	820	329	–	51,827
Total	$227,113	$4,280	$820	$4,159	$–	$236,372

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
			Special
	Pass	Watch	Mention	Substandard	Doubtful
	(1-5)	(6)	(7)	(8)	(9)	Total
REAL ESTATE LOANS
Commercial	$24,640	$4,291	$–	$–	$–	$28,931
Home equity	14,240	–	–	267	–	14,507
Construction and development	7,881	–	–	2,263	–	10,144
One-to-four-family	7,789	–	–	963	–	8,752
Multi-family	1,175	–	–	–	–	1,175
Total real estate loans	55,725	4,291	–	3,493	–	63,509
CONSUMER
Indirect home improvement	80,689	–	–	454	–	81,143
Recreational	24,470	–	–	1	–	24,471
Automobile	5,809	–	–	23	–	5,832
Home improvement	934	–	–	–	–	934
Other	1,806	–	–	20	–	1,826
Total consumer loans	113,708	–	–	498	–	114,206
COMMERCIAL BUSINESS LOANS	42,007	–	973	357	–	43,337
Total	$211,440	$4,291	$973	$4,348	$–	$221,052

Troubled Debt Restructured Loans

The Bank had three troubled debt restructured loans still on accrual and included in impaired loans at March 31, 2012 and December 31, 2011. In addition, the Bank has three consumer loans on non-accrual as of March 31, 2012 and December 31, 2011.  The Bank had no commitments to lend additional funds on impaired loans.

A summary of troubled debt restructured loans is as follows:

	March 31,	December 31,
	2012	2011
Troubled debt restructured loans still on accrual	$3,115	$3,117
Troubled debt restructured loans on non-accural	133	132
Total troubled debt restructured loans	$3,248	$3,249

During the periods ended March 31, 2012 and 2011, the Bank did not restructure any loans considered to be troubled debt restructuring.

Non-performing Assets

A summary of non-performing assets as of March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011

Non-accrual loans	$1,949	$2,227
Other real estate owned	2,789	4,589
Repossessed consumer property	78	78
Total Non-performing assets	$4,816	$6,894

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included on the accompanying balance sheets. The unpaid principal balances of mortgage loans serviced for others were $49,244 and $45,783 at March 31, 2012 and December 31, 2011, respectively. The Bank evaluated the fair market value of the mortgage servicing rights’ asset at March 31, 2012. The fair market value was $312.

The following summarizes mortgage servicing rights activity for the quarter ended March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011
Beginning balance	$200	$245
Additions	66	–
Mortgage servicing rights amortized	(21)	(24)
Mortgage servicing rights impairment	1	–
Ending balance	$246	$221

NOTE 5 – OTHER REAL ESTATE OWNED (“OREO”) AND OTHER REPOSSESSED ASSETS

The following table presents the activity related to OREO at March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011
Beginning balance	$4,589	$3,701
Additions	–	2,623
Capitalized improvements	–	–
Fair value write-downs	(379)	(75)
Disposition of assets	(1,421)	(150)
Ending balance	$2,789	$6,099

At March 31, 2012, OREO consisted of four properties in Washington, with balances ranging from $206 to $1,211. For the period ended March 31, 2012, the Bank recorded a net loss on disposals of OREO in the amount of $51, fair value write-downs of $379, and holding costs associated with OREO in the amount of $34.  For the same period last year, the Bank recorded a net gain on disposals of OREO in the amount of $2, fair value write-downs of $75, and holding costs associated with OREO in the amount of $54.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – OTHER REAL ESTATE OWNED (“OREO”) AND OTHER REPOSSESSED ASSETS (Continued)

The following table presents the activity related to other repossessed assets at March 31, 2012:

March 31,
2012
Beginning balance	$78
Additions	62
Disposition of assets	(62)
Ending balance	$78

The Bank recorded a loss on other repossessed assets, which is included in noninterest income, for the periods ended March 31, 2012 and December 31, 2011 of $1 and $17, respectively.

NOTE 6 – DEPOSITS

Deposits are summarized as follows as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Interest-bearing checking	$23,033	$20,669
Noninterest-bearing checking	23,011	19,254
Savings	13,036	11,567
Money market	103,550	99,022
Certificates of deposits less than $100,000	39,831	36,220
Certificates of deposits $100,000 to $250,000	37,530	36,912
Certificates of deposits $250,000 and over	24,477	22,774
Total	$264,468	$246,418

Scheduled maturities of time deposits for future periods ending were as follows:

Periods Ending	As of
December 31,	March 31 2012
2012	$59,157
2013	11,592
2014	8,002
2015	18,859
2016	2,547
2017	1,681
Thereafter	–
$101,838

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEPOSITS (Continued)

The Bank pledged one security at the FHLB for $915 to secure Washington State public deposits of $1,897 at March 31, 2012.

 Interest expense by deposit category for the periods ended March 31, 2012 and March 31, 2011 was as follows:

	March 31,	March 31,
	2012	2011
Interest-bearing checking	$17	$29
Savings and money market	165	224
Certificates of deposit	421	538
Total	$603	$791

The Bank had related-party deposits of approximately $595 and $396 at March 31, 2012 and December 31, 2011, respectively, which includes deposits held for directors and executive officers.

NOTE 7 – INCOME TAXES

At March 31, 2012, the Bank had net operating loss carryforward of approximately $7,025 which begins to expire in 2024. The Bank files a U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2008 and later. At March 31, 2012 and December 31, 2011, the Bank had no uncertain tax positions. The Bank recognizes interest and penalties in tax expense. At March 31, 2012 and December 31, 2011, the Bank recognized no interest and penalties.

A valuation allowance must be used to reduce deferred tax assets if it is “more likely than not” that some portion of, or all of the deferred tax assets will not be realized. Both positive and negative evidence must be considered to determine the amount in the valuation allowance. This information includes, but is not limited to taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. The Bank must use judgment to determine whether negative evidence is outweighed by positive evidence. The weights given to each piece of evidence should be according to the ability to objectively verify the evidence.

As a result of prior period losses in 2007, 2008 and 2009, there was no tax provision or benefit in either period ending March 31, 2012 and 2011 and consequently our effective income tax rate for both periods was 0%. The Bank has reported pre-tax income in 2010, 2011 and the first quarter of 2012, which provides positive evidence that the trend of losses during the recession have been reversed.  This positive trend in the Bank’s profitability and the pending initial public offering are significant factors that influence management’s analysis of the requirement for a valuation allowance on the deferred tax assets. During subsequent quarters in 2012 the Bank’s management will continue to evaluate the requirement for a valuation allowance on the deferred tax assets.

Based on the current economic environment, management believes that a full valuation allowance is appropriate for both March 31, 2012 and 2011. The Bank may also be subject to certain limitations under Section 382 of the Internal Revenue Code that relates to the utilization of the net operating losses and other tax benefits following an ownership change.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments – The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the Bank’s commitments at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
COMMITMENTS TO EXTEND CREDIT
Real Estate Loans
Home equity	$11,393	$11,621
Construction development	11,940	6,252
One-to-four-family	7,869	1,223
Commercial	165	235
Total real estate loans	31,367	19,331
Consumer Loans
Indirect home improvement	748	814
Other	6,685	6,775
Total consumer loans	7,433	7,589
Commercial Business Loans	30,456	31,789
Total commitments to extend credit	$69,256	$58,709

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

As of the period ended March 31, 2012, the Bank had $7,839 in customer interest rate locks (loan locks) to finance 1-4 family loans expected to be sold into the secondary market compared to $1,223 as of December 31, 2011.  These locks are offset with “best effort” forward commitments to investors.  Best effort commitments have a lower level of financial risk if the Bank is unable to deliver the loan as committed.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Bank is committed.

Because of the nature of its activities, the Bank is subject to various pending and threatened legal actions, which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Bank.

In the matter of McClain v 1st Security Bank of Washington, Cause No.: 10-2-10798-1, Charles McClain sued 1st Security Bank of Washington in December 2010, seeking damages for conversion, 5th Amendment due process violation and breach of fiduciary duty. In his complaint, the Plaintiff sought actual damages in the amount of $8.8 million, consequential damages of $50 million, and punitive damages of $35.1 million. 1st Security Bank of Washington counterclaimed against the Plaintiff alleging violations of Civil Rule 11 and malicious prosecution.

The Plaintiff’s claims arose out of our discovery of a fraudulent internet scheme under which a large amount of money was erroneously deposited into the Plaintiff’s account at the 1st Security Bank of Washington. The victims of the fraud, Cox Communications, Inc. and Comcast Cable, Inc., directed electronic payments to Plaintiff’s account thinking that they were paying a mutual vendor, completely unrelated to Plaintiff. The erroneous deposits were in excess of $4.2 million dollars. We discovered the fraud and at the request of the victims, returned the funds to the victim’s banks.

Pursuant to Automated Clearing House rules, we received letters of indemnity from both Cox and Comcast, under which those entities agreed to pay our costs and fees in defending the lawsuit. We vigorously defended the case. On December 31, 2011, both parties had summary judgment motions pending. On January 27, 2012, the Plaintiff’s motion for summary judgment was denied. Our motion for summary judgment was granted and all of Plaintiff’s claims were dismissed with prejudice. The only claims remaining in this lawsuit are our counterclaims. We are evaluating whether we will seek to prosecute our counterclaims against the Plaintiff and are working with Cox and Comcast to determine if they will pay the legal costs associated therewith. On February 24, 2012, the Plaintiff filed a Notice of Appeal to the Washington State Court of Appeals, Division I. The basis of the appeal is not known at this time and until the Plaintiff provides us with a legal basis for his appeal, we cannot determine the likelihood of an unfavorable outcome at the appellate level. We intend to vigorously defend the case, and believe that the risk of a material loss on appeal in this case to be remote.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of March 31, 2012 and December 31, 2011, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Risk-based Capital
(to Risk-weighted Assets)	$29,885	11.79%	$20,278	8.00%	$25,348	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$26,703	10.53%	$10,139	4.00%	$15,209	6.00%
Tier I Leverage Capital
(to Average Assets)	$26,703	9.22%	$11,591	4.00%	$14,489	5.00%

As of December 31, 2011
Total Risk-based Capital
(to Risk-weighted Assets)	$29,441	12.29%	$19,158	8.00%	$23,947	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$26,431	11.04%	$9,579	4.00%	$14,368	6.00%
Tier I Leverage Capital
(to Average Assets)	$26,431	9.30%	$11,365	4.00%	$14,206	5.00%

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – REGULATORY CAPITAL (Continued)

Regulatory capital levels reported above differ from the Bank’s total capital, computed in accordance with generally accepted accounting principles (“GAAP”) in the United States as follows:

	March 31,	December 31,
	2012	2011
Equity	$27,038	$26,767
Unrealized gain on AFS securities	(310)	(316)
Disallowed servicing assets	(25)	(20)
Total Tier 1 capital	26,703	26,431

Allowance for loan and lease losses for regulatory capital purposes	3,182	3,010
Total risk-based capital	$29,885	$29,441

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair value of the Bank's financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits, and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Accounting guidance regarding fair value measurements defines fair value and establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”). Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The following definitions describe the levels of inputs that may be used to measure fair value:

Level 1 –	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 –
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 –	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Determination of Fair Market Values:

Securities – Securities available-for-sale are recorded at fair value on a recurring basis. The fair value of investments and MBS are provided by a third-party pricing service.  These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data.  The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing.  Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios.  All models and processes used take into account market convention (Level 2).

Impaired Loans – Fair value adjustments to impaired collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models, which contain management’s assumptions (Level 3).

Other Real Estate Owned and Other Repossessed Assets – Fair value adjustments to other real estate owned (“OREO”) and other repossessed assets are recorded at the lower the of carrying amount of the loan or fair value less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
March 31, 2012
Federal agency securities	$–	$12,466	$–	$12,466
Municipal bonds	–	4,699	–	4,699
Mortgage-backed securities	–	14,701	–	14,701
	$–	$31,866	$–	$31,866

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2011
Federal agency securities	$–	$14,329	$–	$14,329
Municipal bonds	–	4,005	–	4,005
Mortgage-backed securities	–	8,565	–	8,565
	$–	$26,899	$–	$26,899

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables present the impaired loans measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011, and the total valuation allowance or charge-offs on these loans, which represents fair value adjustments as of March 31, 2012 and December 31, 2011.

	Impaired Loans
					Total
	Level 1	Level 2	Level 3	Total	Impairment
March 31, 2012	$–	$–	$4,724	$4,724	$(150)
December 31, 2011	$–	$–	$4,820	$4,820	$(144)

The following tables present OREO and other repossessed assets measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011, and the total losses on these assets, which represents fair value adjustments and other losses for the periods ended March 31, 2012 and December 31, 2011.

	OREO and Other Repossessed Assets
					Total
	Level 1	Level 2	Level 3	Total	Gain (Loss)
March 31, 2012	$–	$–	$2,867	$2,867	$(379)
December 31, 2011	$–	$–	$4,667	$4,667	$(594)

Fair Values of Financial Instruments – The following methods and assumptions were used by the Bank in estimating the fair values of financial instruments disclosed in these financial statements:

Cash and Cash Equivalents – The carrying amounts of cash and short-term instruments approximate their fair value (Level 1).

Securities Available-for-Sale – Fair values for securities available-for-sale are based on quoted market prices (Level 2).

Federal Home Loan Bank Stock – The carrying value of Federal Home Loan Bank stock approximates its fair value (Level 2).

Loans Held for Sale and Loans Receivable, Net – For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers or similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable (Level 3).

Mortgage Servicing Rights – The fair value is determined by calculating the net present value of expected cash flows using a model that incorporates assumptions used in the industry to value such rights (Level 3).

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Deposits – The fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation on interest rates currently offered on similar certificates (Level 2).

Borrowings – The carrying amounts of advances maturing within 90 days approximate their fair values. The fair values of long-term advances are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

Accrued Interest – The carrying amounts of accrued interest approximate their fair value (Level 2).

Off-Balance-Sheet Instruments – The fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the customers. The majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable-rate commitments; the Bank has determined they do not have a distinguishable fair value.  The fair value of loan lock commitments with customers and investors reflect an estimate of value based upon the interest rate at lock date and the interest rate at quarter end.  Customer lock commitments are offset with a forward commitment to an investor (Level 3).

The estimated fair values of the Bank’s financial instruments were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$16,359	$16,359	$19,253	$19,253
Level 2 inputs:
Securities available-for-sale	31,866	31,866	26,899	26,899
Federal Home Loan Bank stock	1,797	1,797	1,797	1,797
Accrued interest receivable	1,135	1,135	1,020	1,020
Level 3 inputs:
Loans held for sale and loans receivable, net	233,878	248,567	217,131	234,351
Mortgage servicing rights	246	312	200	255
Financial Liabilities
Level 2 inputs:
Deposits	264,468	266,996	246,418	248,643
Borrowings	7,800	7,795	8,900	9,130

The estimated fair value of loan commitments at March 31, 2012 and December 31, 2011 were considered to be insignificant.

FS BANCORP, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions.  Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market area;
•	increases in premiums for deposit insurance;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•
our ability to execute our plans to grow our residential construction lending, our mortgage banking operations and our warehouse lending and the geographic expansion of our indirect home improvement lending;

•	our ability to attract and retain deposits;
•	our ability to control operating costs and expenses;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to successfully manage our growth;
•
legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Act, changes in regulation policies and principles, or the interpretation of regulatory capital or other rules;

•	adverse changes in the securities markets;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
•	costs and effects of litigation, including settlements and judgments;
•	inability of key third-party vendors to perform their obligations to us;
•	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act (“JOBS Act”); and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in this report.

FS BANCORP, INC.

Any of the forward-looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Any of the forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

Overview

1st Security Bank of Washington has been serving the Puget Sound area since 1936.  Originally chartered as a credit union, previously known as Washington’s Credit Union, we served various select employment groups.  On April 1, 2004, we converted from a credit union to a Washington state-chartered mutual savings bank.  On July 10, 2008, our board of directors unanimously adopted a plan of conversion from the mutual to the stock form of organization.  Due to market conditions and regulatory issues, the process was put on hold.  On August 18, 2011, the board of directors voted to move forward with the conversion, which is currently in process.  Pursuant to the plan of conversion, 1st Security Bank of Washington will convert from the mutual form of organization (meaning no shareholders) to the stock form of organization and will become the wholly owned subsidiary of FS Bancorp, a new Washington corporation.  FS Bancorp will own all of the capital stock of 1st Security upon completion of the conversion.  All of the common stock of FS Bancorp will be owned by public shareholders and our tax qualified employee benefit plans.

We are a relationship-driven community bank.  We deliver banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities.  We emphasize long-term relationships with families and businesses within the communities we serve, working with them to meet their financial needs.  We are also actively involved in community activities and events within these market areas, which further strengthens our relationships within these markets.

1st Security Bank of Washington is a diversified lender with a focus on the origination of home improvement loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products.  Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy.  As of March 31, 2012, consumer loans represented 47.7% of our total portfolio, with indirect home improvement loans representing 70.7% of the total consumer loan portfolio.

Our indirect home improvement lending is reliant on our relationships with home improvement contractors and dealers.  Our indirect home improvement contractor/dealer network is currently comprised of approximately 160 active contractors and dealers with businesses located throughout Washington and Oregon, with approximately 10 contractors/dealers responsible for more than half of this loan volume.  As a result of the recent economic downturn and contraction of credit to both contractors/dealers and their customers, there has been an increase in business closures and our existing contractor/dealer base has experienced decreased sales and loan volume.  In order to maintain our indirect home improvement loan volume, we are considering expanding this line of business into the State of California.  We are currently testing the California market with a limited number of contractors/dealers with whom our lenders have had previous experience.  To the extent we determine to move forward with our indirect home improvement lending program in California, we anticipate that these California loans

FS BANCORP, INC.

will represent no more than 20% of the total consumer loan portfolio.  As of March 31, 2012, no indirect home improvement loans were originated through the California dealers.

Going forward, an emphasis will be placed on diversifying our lending products by expanding our commercial real estate, commercial business and residential construction lending, while maintaining the current size of our consumer loan portfolio.  Further, as a result of demand by depository customers, we reintroduced in-house originations of residential mortgage loans during the fourth quarter of 2011, primarily for sale into the secondary market, through a mortgage banking program.  Our lending strategies are intended to take advantage of: (1) our historical strength in indirect consumer lending, (2) recent market dislocation that has created new lending opportunities and the availability of experienced bankers, and (3) our strength in relationship lending. Retail deposits will continue to serve as a primary funding source.

1st Security Bank of Washington is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs.  Deposit flows are influenced by a number of factors, including interest rates paid on time deposits, other investments, account maturities, and the overall level of personal income and savings.  Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.  Sources of funds for lending activities of 1st Security Bank of Washington include primarily deposits, including brokered deposits, borrowings, payments on loans and income provided from operations.

Our earnings are primarily dependent upon our net interest income, the difference between interest income and interest expense.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  Our earnings are also affected by our provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company. Under the JOBS Act, an emerging growth company is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year.  An issuer continues to be eligible for emerging growth company status for up to five years following its initial public offering, or until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (indexed for inflation), (2) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, or (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period.

Among other requirements, the JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.  The Holding Company has elected to “opt out” of this provision and, as a result, will comply with new or revised accounting standards as required when they are adopted.  This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

We are an “emerging growth company” as defined under the JOBS Act.  We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal

FS BANCORP, INC.

quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•
not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002  (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company,” which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”)  for complying with new or revised accounting standards. Under this provision, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Critical Accounting Policies and Estimates

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of other real estate owned and the need for a valuation allowance related to the deferred tax asset.  Our accounting policies are discussed in detail in Note 1 to the Financial Statements in this report and in detail in our Registration Statement on Form S-1 filed with the SEC (SEC Registration No. 333-177125).

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision

FS BANCORP, INC.

for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  As we add new products, increase the complexity of the loan portfolio, and expand our market area, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that its systematic methodology continues to be appropriate given our size and level of complexity.

Other Real Estate Owned.  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value, less cost to sell.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts that we will ultimately realize from the sale of other real estate owned may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in management’s strategies for recovering the investment.

Income Taxes.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  Accounting Standards Codification, ASC 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our income and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.

Deferred tax assets are attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, management determined that a full valuation allowance to offset the net deferred tax assets at March 31, 2012 and December 31, 2011 was required.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Assets.  Total assets increased $17.0 million, or 6.0%, to $300.8 million at March 31, 2012 from $283.8 million at December 31, 2011, primarily as a result of a $15.3 million, or 7.1%, increase in net loans receivable and a $5.0 million, or 18.5%, increase in securities available-for-sale.   The increase in assets during the period was partially offset by a $3.8 million, or 22.6%, decrease in interest-bearing deposits at other financial institutions from $16.9 million to $13.1 million.

FS BANCORP, INC.

Loans receivable, net, increased $15.3 million, or 7.1%, to $232.5 million at March 31, 2012 from $217.1 million at December 31, 2011, primarily due to increases in residential construction and commercial business lending.  Real estate secured loans increased $8.4 million, or 13.2%, to $71.9 million at March 31, 2012 from $63.5 million at December 31, 2011, primarily as a result of a $4.8 million, or 47.8%, increase in residential construction lending and a $1.9 million, or 6.5%, increase in commercial real estate loans. Consumer loans decreased $1.5 million, or 1.4%, to $112.7 million at March 31, 2012 from $114.2 million at December 31, 2011, as a result of a $1.5 million, or 1.9%, decrease in indirect home improvement loans and a $1.1 million, or 18.2%, decrease in automobile loans, partially offset by $1.3 million, or 5.5% increase in recreational loans.  Commercial business loans increased $8.5 million, or 19.6%, to $51.8 million at March 31, 2012 from $43.3 million at December 31, 2011.  The increase in commercial business loans was attributable to lower interest rates, which drove refinance activity at our warehouse lending borrowers.

Our allowance for loan losses at March 31, 2012 was $4.2 million, or 1.8% of gross loans receivable, compared to $4.3 million, or 2.0% of gross loans receivable, at December 31, 2011.  Non-performing loans, consisting of non-accruing loans, decreased to $1.9 million at March 31, 2012 from $2.2 million at December 31, 2011.  During the three months ended March 31, 2012, net charge-offs totaled $660,000 compared to $1.2 million during the fourth quarter of 2011.  At March 31, 2012, our non-performing loans consisted of $629,000 of construction and development loans, $386,000 of one- to four-family loans, $282,000 of home equity loans, $323,000 of consumer loans and $329,000 of commercial business loans.  Non-performing loans to total loans decreased to 0.8% at March 31, 2012 from 1.0% at December 31, 2011.  Other real estate owned totaled $2.8 million at March 31, 2012, compared to $4.6 million at December 31, 2011.  The $1.8 million or 39.2% reduction in other real estate owned reflects the sale of $1.4 million in other real estate owned and write-downs to fair value of $379,000 during the period.  At March 31, 2012, we also had $3.2 million in restructured loans of which $3.1 million were performing in accordance with their modified terms and $133,000 was on non-accrual.

Liabilities. Total liabilities increased $16.8 million, or 6.5%, to $273.8 million at March 31, 2012, from $257.0 million at December 31, 2011.  Deposits increased $18.1 million, or 7.3%, to $264.5 million at March 31, 2012 from $246.4 million at December 31, 2011.  The increase in deposits was due to a $5.9 million, or 19.1%, increase in time deposits, a $6.1 million, or 31.0%, increase in interest-bearing and noninterest-bearing checking accounts, a $1.5 million, or 12.7%, increase in savings accounts, and a $4.5 million, or 4.6%, increase in money market accounts.  The increase in checking, savings and money market accounts was primarily the result of our continued emphasis on increasing core deposits, which included increased deposits associated with our commercial lending relationships, while the increase in time deposits was primarily as a result of a $4.0 million increase in brokered deposits.

Our total borrowings, which consisted of Federal Home Loan Bank advances, decreased $1.1 million, or 12.4%, to $7.8 million at March 31, 2012 from $8.9 million at December 31, 2011. The decrease in borrowings was related to our continued focus on reducing non-core funding and the success of our customer retention programs and new promotions which increased core deposits.

Equity. Total equity increased $271,000, or 1.0%, to $27.0 million at March 31, 2012 from $26.8 million at December 31, 2011. The increase primarily was a result of net income of $277,000 for the three months ended March 31, 2012.

Comparison of Results of Operation for the Three Months Ended March 31, 2012 and 2011

General. Net income for the three months ended March 31, 2012 was $277,000 compared to net income of $564,000, for the three months ended March 31, 2011.  The decrease in net income was primarily attributable to a $707,000, or 24.6% increase in noninterest expense, partially offset by a

FS BANCORP, INC.

$290,000, or 8.6%, increase in net interest income and a $180,000, or 33.2%, increase in noninterest income.

Net Interest Income.  Net interest income increased $290,000, or 8.6%, to $3.7 million for the three months ended March 31, 2012, from $3.4 million for the three months ended March 31, 2011. The increase in net interest income was attributable to a $186,000 decrease in interest expenses, primarily due to a reduction of our overall cost of funds and an increase in interest income resulting from a shift of funds from lower yielding cash and cash equivalents to higher yielding investment securities, as well as an increase in the average balance of our loan portfolio.

Our net interest margin increased 14 basis points to 5.35% for the three months ended March 31, 2012, from 5.21% for the same quarter the prior year, primarily due to a shift in funds from lower yielding cash and cash equivalents into higher yielding investment securities and a lower level of non-performing loans, coupled with a 38 basis point decline in our overall cost of funds.

Interest Income. Interest and dividend income for the three months ended March 31, 2012 increased $104,000, or 2.5%, to $4.3 million, from $4.2 million for the three months ended March 31, 2011. The increase during the period was primarily attributable to the increase in the average balance of our investment and mortgage-backed securities during the three months ended March 31, 2012 compared to the same period last year, partially offset by a seven basis point decrease in the yield earned on loans.

Interest Expense. Interest expense decreased $186,000, or 22.3%, to $649,000 for the three months ended March 31, 2012, from $835,000 for the three months ended March 31, 2011.  As a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased 38 basis points to 1.08% for the three months ended March 31, 2012, compared to 1.46% for the three months ended March 31, 2011.  The decrease was due to a decline in rates paid on our certificates of deposit, partially offset by the higher average balances for savings and money market accounts which carry a lower cost of funds.  The average balance of total interest-bearing liabilities increased $11.2 million, or 4.9%, to $240.3 million for the three months ended March 31, 2012, from $229.1 million for the three months ended March 31, 2011.

Provision for Loan Losses.  In connection with our analysis of the loan portfolio, we recorded a provision for loan losses of $515,000 for the three months ended March 31, 2012, compared to $465,000 for the three months ended March 31, 2011. The $50,000 increase in the provision primarily relates to the $15.3 million increase in net loans in the first quarter of 2012.  Non-performing loans were $1.9 million or 0.8% of total loans at March 31, 2012, compared to $1.9 million, or 0.9% of total loans at March 31, 2011. During the three months ended March 31, 2012, net charge-offs totaled $660,000 compared to $1.3 million during the three months ended March 31, 2011.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

 Noninterest Income.  Noninterest income increased $180,000, or 33.2%, to $723,000 for the three months ended March 31, 2012, from $543,000 for the three months ended March 31, 2011. The increase during the three months ended March 31, 2012 was primarily due to $106,000 in gains associated with the sale of mortgage loans to the secondary market as part of the home lending initiative started in

FS BANCORP, INC.

the third quarter of 2011.  In addition, other noninterest income increased $38,000 or 49.4%, and service charges and fee income increased $24,000, or 5.2%, during the three months ended March 31, 2012 compared to the same period of the prior year.  The increase in other interest income was primarily due to income associated with an early lease termination payment made by a tenant in our corporate headquarters and the increase in service charges and fee income was due to the increased volume in warehouse lending.

Noninterest Expense.  Noninterest expense increased $707,000, or 24.6% to $3.6 million for the three months ended March 31, 2012, from $2.9 million for the three months ended March 31, 2011.  Changes in noninterest expense included a $353,000, or 26.3%, increase in salaries and benefit costs associated with the addition of staff for the mortgage and construction lending platforms, a $357,000 increase in write-downs of our other real estate owned to fair value and a $46,000 increase in depreciation expense associated with accelerated depreciation for the remodeling of the administrative office, partially offset by a $77,000 decrease in FDIC assessment costs.

Our efficiency ratio, which is our noninterest expense as a percentage of net interest income and noninterest income, was 81.9% for the three months ended March 31, 2012 compared to 73.6% for the three months ended March 31, 2011. The higher efficiency ratio was primarily attributable to the increase in expenses associated with the sale of other real estate owned and additional compensation expenses associated with the implementation and development of our home lending platform.

Provision for Income Tax. There was no provision for income tax for the three months ended March 31, 2012 or for the comparable period in 2011. As a result of prior period losses, there was no tax provision or benefit in either period and consequently our effective income tax rate for both periods was 0%. The Bank has reported pre-tax income in 2010, 2011 and the first quarter of 2012, which provides positive evidence that the trend of losses during the recession have been reversed.  This positive trend in the Bank’s profitability and the pending initial public offering are significant factors that influence management’s analysis of the requirement for a valuation allowance on the deferred tax assets. During subsequent quarters in 2012 the Bank’s management will continue to evaluate the requirement for a valuation allowance on the deferred tax assets.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts, Federal Home Loan Bank advances, securities available-for-sale, cash flows from loan payments and maturing securities.

As of March 31, 2012, our total borrowing capacity was $26.1 million with the Federal Home Loan Bank of Seattle, with unused borrowing capacity of $18.3 million at that date. The Federal Home Loan Bank borrowing limit is based on certain categories of loans, primarily real estate loans, that qualify as collateral for Federal Home Loan Bank advances.  As of March 31, 2012, the Bank held approximately $44.0 million in loans that qualify as collateral for Federal Home Loan Bank advances.   In addition to the availability of liquidity from the Federal Home Loan Bank of Seattle, we maintained a short-term borrowing line, with a current limit of $81.6 million at March 31, 2012, with the Federal Reserve Bank.  The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans, that qualify as collateral for Federal Reserve Bank line of credit.  As of March 31, 2012, the Bank held approximately $106.2 million in loans that qualify as collateral for Federal Reserve Bank line of credit.  As of March 31, 2012, $7.8 million in Federal Home Loan Bank advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit.  Our Asset Liability

FS BANCORP, INC.

Management Policy permits management to utilize brokered deposits up to 20% of deposits or $52.9 million as of March 31, 2012.  Total brokered deposits as of March 31, 2012 were $8.2 million.

Liquidity management is both a daily and long-term function of Bank management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer-term basis, we maintain a strategy of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities.  We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2012, the approved outstanding loan commitments, including unused lines of credit, amounted to $69.3 million.  Certificates of deposit scheduled to mature in nine months or less at March 31, 2012, totaled $59.2  million.  It is management’s policy to offer deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with 1st Security Bank of Washington.  For additional information see the statements of cash flows in Item 1.

Capital Resources

1st Security Bank of Washington is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at March 31, 2012, 1st Security Bank of Washington exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for 1st Security Bank of Washington to maintain a “well-capitalized” status under the capital categories of the FDIC.  Based on capital levels at March 31, 2012, 1st Security Bank of Washington was considered to be well-capitalized.

At March 31, 2012, equity totaled $27.0 million.  Management monitors the capital levels of 1st Security Bank of Washington to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  1st Security Bank of Washington’s actual capital ratios are presented in the following table:

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Risk-based Capital
(to Risk-weighted Assets)	$29,885	11.79%	$20,278	8.00%	$25,348	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$26,703	10.53%	$10,139	4.00%	$15,209	6.00%
Tier I Leverage Capital
(to Average Assets)	$26,703	9.22%	$11,591	4.00%	$14,489	5.00%

As of December 31, 2011
Total Risk-based Capital
(to Risk-weighted Assets)	$29,441	12.29%	$19,158	8.00%	$23,947	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$26,431	11.04%	$9,579	4.00%	$14,368	6.00%
Tier I Leverage Capital
(to Average Assets)	$26,431	9.30%	$11,365	4.00%	$14,206	5.00%

FS BANCORP, INC.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required by smaller reporting companies.

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

FS BANCORP, INC.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus dated May 14, 2012, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 24, 2012.  As of March 31, 2012, the risk factors of the Company have not changed materially from those disclosed in the prospectus

Item 2.        Unregistered Sales of Equity Securities and use of Proceeds

Nothing to report.

Item 3.        Defaults Upon Senior Securities

Nothing to report.

Item 4.        Mine Safety Disclosures

Nothing to report.

Item 5.        Other Information

Nothing to report.

Item 6.	Exhibits

See Exhibit Index

FS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: June 20, 2012	By:	/s/ Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: June 20, 2012	By:	/s/ Matthew D. Mullet
Matthew D. Mullet
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FS BANCORP, INC.

EXHIBIT INDEX

Exhibits:
2.0	Plan of Conversion (incorporated herein by reference to Exhibit 2.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-177125))
3.1	Articles of Incorporation of FS Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-177125))
3.2	Bylaws of FS Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-177125))
4.0	Form of Common Stock Certificate of FS Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-177125))
10.1
Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-177125))

10.2
Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D. Mullet, Steven L. Haynes and Drew B. Ness (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-177125))

10.3	Director Fee Arrangements (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-177125))
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data Files¯

¯           In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.