Form 10-Q
period 2012-06-30
FS Bancorp, Inc.
filed 2012-08-14
CIK 1530249

FS BANCORP, INC.
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:                                           333-177125
FS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	45-4585178
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

6920 220th Street SW,  Mountlake Terrace, Washington  98043
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
Yes [ X ]                      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
	Large accelerated filer [ ]	Accelerated filer [ ]
.	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

FS Bancorp, Inc. is authorized to issue up to 45,000,000 shares of common stock, par value $.01 per share, and up to 5,000,000 shares of preferred stock, par value $.01 per share.  At August 13, 2012, there were 3,240,125 outstanding shares of the issuer’s common stock.

FS BANCORP, INC.
10-Q
TABLE OF CONTENTS

FS Bancorp, Inc., a Washington corporation, was formed in connection with the conversion of 1st Security Bank of Washington from the mutual to the stock form of organization which was completed on July 9, 2012.  As of the reporting date of June 30, 2012, the conversion had not been completed and FS Bancorp, Inc. had not issued any shares of its common stock, had no assets or liabilities and had not conducted any business other than that of an organizational nature.  For a further discussion of FS Bancorp, Inc.’s formation and operations, see the Registration Statement on Form S-1 (SEC Registration No. 333-177125).  Based on the foregoing, the information presented in this Form 10-Q as of June 30, 2012 is for 1st Security Bank of Washington, the subsidiary of FS Bancorp, Inc.

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	2

	Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	3

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	4

	Statements of Equity as of June 30, 2012 and 2011 (Unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	6

	Notes to Financial Statements	7-32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33-44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	44-45

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

SIGNATURES		47

EXHIBIT INDEX

FS BANCORP, INC.
BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$3,085	$2,356
Interest-bearing deposits at other financial institutions	30,151	16,897
Total cash and cash equivalents	33,236	19,253
Securities available-for-sale, at fair value	37,864	26,899
Federal Home Loan Bank stock, at cost	1,797	1,797
Loans held for sale	4,094	–
Loans receivable, net	245,202	217,131
Accrued interest receivable	1,129	1,020
Premises and equipment, net	11,154	9,852
Other real estate owned	2,950	4,589
Other assets	3,485	3,252
TOTAL ASSETS	$340,911	$283,793

LIABILITIES
Deposits
Interest-bearing accounts	$281,559	$227,164
Noninterest-bearing accounts	25,811	19,254
Total deposits	307,370	246,418
Borrowings	4,100	8,900
Other liabilities	1,539	1,708
Total liabilities	313,009	257,026
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY
Retained earnings	27,349	26,451
Accumulated other comprehensive income	553	316
Total equity	27,902	26,767
TOTAL LIABILITIES AND EQUITY	$340,911	$283,793

See accompanying notes to these financial statements.

FS BANCORP, INC.
STATEMENTS OF INCOME

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans receivable	$4,341	$4,005	$8,475	$8,150
Interest and dividends on investment securities, and cash and cash equivalents	163	63	328	113
Total interest income	4,504	4,068	8,803	8,263
INTEREST EXPENSE
Deposits	569	748	1,172	1,539
Borrowings	44	44	90	88
Total interest expense	613	792	1,262	1,627
NET INTEREST INCOME	3,891	3,276	7,541	6,636
PROVISION FOR LOAN LOSSES	550	565	1,065	1,030
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,341	2,711	6,476	5,606
NONINTEREST INCOME
Service charges and fee income	505	475	995	942
Gain on sale of loans	445	–	551	–
Gain on sale of investment securities	94	–	106	–
Other noninterest income	78	82	193	159
Total noninterest income	1,122	557	1,845	1,101
NONINTEREST EXPENSE
Salaries and benefits	1,864	1,336	3,561	2,680
Operations	624	454	1,131	948
Occupancy	314	256	603	499
Data processing	275	210	508	417
OREO fair value write-downs, net of (gain) loss on sales	216	45	646	117
OREO expenses	64	74	98	128
Loan costs	198	118	337	263
Professional and board fees	166	136	303	270
FDIC insurance	56	140	119	280
Marketing and advertising	67	56	120	97
Impairment reversal of mortgage servicing rights	(2)	–	(3)	–
Total noninterest expense	3,842	2,825	7,423	5,699
INCOME BEFORE PROVISION FOR INCOME TAX	621	443	898	1,008
PROVISION FOR INCOME TAX EXPENSE	–	–	–	–
NET INCOME	$621	$443	$898	$1,008

See accompanying notes to these financial statements.

FS BANCORP, INC.
STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended June30,		Six months ended June 30,
	2012	2011	2012	2011
Net Income	$621	$443	$898	$1,008
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale:
Unrealized holding gain arising during period	337	180	343	174
Reclassification adjustment for unrealized gains realized in net income	(94)	–	(106)	–
Income tax benefit related to unrealized gain	–	–	–	–
Other comprehensive income, net of tax	243	180	237	174
COMPREHENSIVE INCOME	$864	$623	$1,135	$1,182

See accompanying notes to these financial statements.

FS BANCORP, INC.
STATEMENTS OF EQUITY

(Dollars in thousands)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Equity
BALANCE, January 1, 2011	$24,906	$(111)	$24,795

Net income	1,008	–	1,008
Other comprehensive income	–	174	174
BALANCE, June 30, 2011	$25,914	$63	$25,977

BALANCE, January 1, 2012	$26,451	$316	26,767

Net income	898	–	898
Other comprehensive income	–	237	237
BALANCE, June 30, 2012	$27,349	$553	$27,902

See accompanying notes to these financial statements.

FS BANCORP, INC.
STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$898	$1,008
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,065	1,030
Depreciation, amortization and accretion	756	403
Provision for deferred income taxes	296	383
Valuation allowance on deferred income taxes	(296)	(383)
Gain on sale of loans held for sale	(551)	–
Proceeds from sale of loans held for sale	31,440	–
Gain on sale of investment securities	(106)	–
(Gain) loss on sale of other real estate owned	52	(3)
Impairment reversal of mortgage servicing rights	(3)	–
Impairment loss on other real estate owned	594	120
Changes in operating assets and liabilities	–
Origination of loans held for sale	(35,134)	–
Accrued interest receivable	(109)	5
Other assets	(226)	294
Other liabilities	(142)	(250)
Net cash from (used by) operating activities	(1,466)	2,607
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, sales, and calls	8,173	614
Purchases	(19,083)	(4,487)
Loan originations and principal collections, net	(30,147)	16,985
Proceeds from sale of other real estate owned	2,077	–
Purchase of premises and equipment	(1,723)	(146)
Net cash from (used by) investing activities	(40,703)	12,966
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	60,952	(2,482)
Proceeds from borrowings	12,900	–
Repayments of borrowings	(17,700)	(18,000)
Net cash from (used by) financing activities	56,152	(20,482)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,983	(4,909)
CASH AND CASH EQUIVALENTS, beginning of period	19,253	35,250
CASH AND CASH EQUIVALENTS, end of period	$33,236	$30,341
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,269	$1,627
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$237	$174
Property taken in settlement of loans	$1,011	$2,886

See accompanying notes to these financial statements.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – 1st Security Bank of Washington (the “Bank”) is a mutually-owned savings bank chartered in the State of Washington with six branches in suburban communities in the greater Puget Sound area. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals in western Washington. FS Bancorp, Inc. ("FS Bancorp"), a Washington corporation, was formed in connection with the conversion of 1st Security Bank of Washington from the mutual to the stock form of organization which was completed on July 9, 2012.  As of the reporting date of June 30, 2012, the conversion had not been completed and FS Bancorp, Inc. had not issued any shares of its common stock had no assets or liabilities and had not conducted any business other than that of an organizational nature.  Based on the foregoing, the information presented is for 1st Security Bank of Washington, the subsidiary of FS Bancorp, Inc.

Financial Statement Presentation – The accompanying unaudited financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation for the interim periods presented have been reflected as required by Regulation S-X, Rule 10-01. It is suggested that these financial statements be read in conjunction with the annual financial statements and notes thereto included in FS Bancorp, Inc.’s registration statement (Form S-1). All dollar amounts shown in the financial statements and the notes to the financial statements are in thousands.

Plan of Conversion – The Board of Trustees of the Bank (hereafter referred to as the “Board of Directors”) approved a Plan of Conversion (the “Plan”) which provided for the conversion of the Bank from a Washington State chartered mutual savings bank to a Washington State chartered stock savings bank pursuant to the rules and regulations of the Washington State Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). As part of the conversion, the Plan provided for the concurrent formation of a holding company, FS Bancorp, Inc. (the “Holding Company”) that will own 100% of the common stock of the Bank. Following receipt of all required regulatory approvals, the approval of the depositors of the Bank eligible to vote on the Plan and the satisfaction of all other conditions precedent to the conversion, the Bank consummated the conversion, which was completed on July 9, 2012.

Upon the consummation of the conversion, the legal existence of the Bank did not terminate, but the stock bank is a continuation of the mutual bank. The stock bank holds and enjoys the same in its own right as fully and to the same extent as the same was possessed, held, and enjoyed by the mutual bank. The stock bank, at the time and the taking effect of the conversion, succeeded to all the rights, obligations, and relations of the mutual bank.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At the time of conversion, the Bank  established a liquidation account in an amount equal to its total net worth, approximately $27.9 million, as of the latest statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends, and the Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Conversion costs were deferred and deducted from the proceeds of the shares sold in the offering during the third quarter of 2012. As of June 30, 2012, there were conversion costs totaling $1,769 which had been deferred, and were included in other assets.  Total conversion costs were netted against capital raised in the mutual-to-stock conversion transaction on July 9, 2012.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are the allowances for loan losses, fair value of other real estate owned (“OREO”), and the determination of a need for a valuation allowance related to the deferred tax asset.

Certain prior year amounts have been reclassified to conform to the 2012 presentation with no change to net income or equity previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-03—Reconsideration of Effective Control for Repurchase Agreements impacting FASB ASC 860-40, Transfers and Servicing. Entities that enter into repurchase and similar agreements will be required to account for even more of the transactions as secured borrowings. The amendment changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess its ability to exercise those rights or honor those obligations. This update becomes effective for the Bank on a prospective basis for new transfers and modifications of existing transactions as of the beginning of the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Bank’s financial statements.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2011, the FASB issued ASU No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update clarifies the methodologies and assumptions to be used by entities applying fair value measures, expands disclosure of qualitative factors used in determining fair values, and provides guidance on measuring the fair value of financial instruments included within equity. This update was effective for the Bank on a prospective basis for the first interim or annual period beginning on or after December 15, 2011. This updated guidance impacted financial statement disclosures, but did not have an effect on the Bank’s financial statements.

In May 2011, the FASB issued ASU No. 2011-05—Presentation of Comprehensive Income. This update provides an option to entities reporting comprehensive income to present the components of net income, other comprehensive income, and total comprehensive income within a single continuous statement of comprehensive income or in two separate but consecutive statements. This update becomes effective for the Bank on a retrospective basis in the first interim or annual period beginning on or after December 15, 2011. This updated guidance impacted the presentation of the components of comprehensive income, but did not have an effect on Bank’s financial statements.

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-2, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible asset by simplifying how an entity test those assets for impairment and improve consistency in impairment testing guidance among long-lived asset categories.  The update provides the option to first assess the qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  A quantitative impairment calculation is required if based on the qualitative assessment that it is “more likely than not” that the asset is impaired. The new guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this guidance to have a material impact on our financial statements.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The carrying amount of securities available-for-sale and their approximate fair values at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses (less	Losses (more	Fair
	Cost	Gains	than 1 year)	than 1 year)	Values
Securities available-for-sale
Federal agency securities	$11,869	$183	$(6)	$–	$12,046
Municipal bonds	6,152	131	(9)	–	6,274
Mortgage-backed securities	19,290	271	(17)	–	19,544
Total securities available-for-sale	$37,311	$585	$(32)	$–	$37,864

	December 31, 2011
			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses (less	Losses (more	Fair
	Cost	Gains	than 1 year)	than 1 year)	Values
Securities available-for-sale
Federal agency securities	$14,202	$131	$(3)	$(1)	$14,329
Municipal bonds	3,905	101	(1)	–	4,005
Mortgage-backed securities	8,476	101	(12)	–	8,565
Total securities available-for-sale	$26,583	$333	$(16)	$(1)	$26,899

There were seven investments with unrealized losses of less than one year as of June 30, 2012. There were five investments with unrealized losses of less than one year as of December 31, 2011 and one investment with an unrealized loss for more than one year.  The unrealized losses associated with this investment is believed to be caused by changing market conditions that are considered to be temporary and the Bank has the intent and ability to hold these securities until recovery, and is not likely to be required to sell.  Accordingly, no other-than-temporary impairment write-downs were recorded for the periods ended June 30, 2012 and December 31, 2011.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at June 30, 2012 were as follows:

	June 30, 2012
	Amortized	Fair
	Cost	Value
No contractual maturity	$–	$–
Due within one year	–	–
Due after one year to five years	4,417	4,502
Due after five years to ten years	16,591	16,789
Due after more than ten years	16,303	16,573
Total	$37,311	$37,864

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

	June 30, 2012
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$2,432	$106	$–

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
REAL ESTATE LOANS
Commercial	$30,829	$28,931
Home equity	14,949	14,507
Construction and development	18,539	10,144
One-to-four family	11,560	8,752
Multi-family	1,854	1,175
Total real estate loans	77,731	63,509
CONSUMER LOANS
Indirect home improvement	80,568	81,143
Recreational	28,065	24,471
Automobile	3,765	5,832
Home improvement	750	934
Other	1,504	1,826
Total consumer loans	114,652	114,206
COMMERCIAL BUSINESS LOANS	56,952	43,337
Total loans	249,335	221,052
Allowance for loan losses	(4,332)	(4,345)
Deferred cost, fees, and discounts, net	199	424
Total loans receivable, net	$245,202	$217,131

The Bank defined its loan portfolio into three segments that reflect the structure of the lending function, the Bank’s strategic plan and the manner in which management monitors performance and credit quality. The three loan portfolio segments are: (a) Real Estate Loans, (b) Consumer Loans and (c) Commercial Business Loans. Each of these segments is disaggregated into classes based on the risk characteristics of the borrower and/or the collateral type securing the loan.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details activity in the allowance for loan losses by loan categories:

	At or for the three months ended June 30, 2012
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$938	$2,487	$618	$157	$4,200
Provision for loan loss	447	(155)	44	214	550
Charge-offs	(264)	(479)	(2)	–	(745)
Recoveries	2	325	–	–	327
Net charge-offs	(262)	(154)	(2)	–	(418)
Ending balance	$1,123	$2,178	$660	$371	$4,332

Period end amount allocated to:
Loans individually evaluated for impairment	$82	$–	$37	$–	$119
Loans collectively evaluated for impairment	1,041	2,178	623	371	4,213
Ending balance	$1,123	$2,178	$660	$371	$4,332
LOANS RECEIVABLES
Loans individually evaluated for impairment	$3,310	$–	$357	$–	$3,667
Loans collectively evaluated for impairment	74,421	114,652	56,595	–	245,668
Ending balance	$77,731	$114,652	$56,952	$–	$249,335

	At or for the six months ended June 30, 2012
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$803	$2,846	$511	$185	$4,345
Provision for loan loss	581	49	249	186	1,065
Charge-offs	(264)	(1,304)	(100)	–	(1,668)
Recoveries	3	587	–	–	590
Net charge-offs	(261)	(717)	(100)	–	(1,078)
Ending balance	$1,123	$2,178	$660	$371	$4,332
Period end amount allocated to:
Loans individually evaluated for impairment	$82	$–	$37	$–	$119
Loans collectively evaluated for impairment	1,041	2,178	623	371	4,213
Ending balance	$1,123	$2,178	$660	$371	$4,332
LOANS RECEIVABLES
Loans individually evaluated for impairment	$3,310	$–	$357	$–	$3,667
Loans collectively evaluated for impairment	74,421	114,652	56,595	–	245,668
Ending balance	$77,731	$114,652	$56,952	$–	$249,335

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the three months ended June 30, 2011
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$1,110	$2,925	$393	$616	$5,044
Provision for loan loss	96	352	62	55	565
Charge-offs	(88)	(790)	(147)	–	(1,025)
Recoveries	–	252	–	–	252
Net charge-offs	(88)	(538)	(147)	–	(773)
Ending balance	$1,118	$2,739	$308	$671	$4,836

Period end amount allocated to:
Loans individually evaluated for impairment	$639	$–	$244	$–	$883
Loans collectively evaluated for impairment	479	2,739	64	671	3,953
Ending balance	$1,118	$2,739	$308	$671	$4,836
LOANS RECEIVABLES
Loans individually evaluated for impairment	$2,639	$–	$3,041	$–	$5,680
Loans collectively evaluated for impairment	58,780	124,660	25,389	–	208,829
Ending balance	$61,419	$124,660	$28,430	$–	$214,509

	At or for the six months ended June 30, 2011
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$1,213	$3,361	$837	$494	$5,905
Provision for loan loss	150	748	(45)	177	1,030
Charge-offs	(245)	(1,763)	(484)	–	(2,492)
Recoveries	–	393	–	–	393
Net charge-offs	(245)	(1,370)	(484)	–	(2,099)
Ending balance	$1,118	$2,739	$308	$671	$4,836
Period end amount allocated to:
Loans individually evaluated for impairment	$639	$–	$244	$–	$883
Loans collectively evaluated for impairment	479	2,739	64	671	3,953
Ending balance	$1,118	$2,739	$308	$671	$4,836
LOANS RECEIVABLES
Loans individually evaluated for impairment	$2,639	$–	$3,041	$–	$5,680
Loans collectively evaluated for impairment	58,780	124,660	25,389	–	208,829
Ending balance	$61,419	$124,660	$28,430	$–	$214,509

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to aging analysis of past due loans are summarized as follows:

	June 30, 2012
	Loans Past Due and Still Accruing
			Greater
			Than 90	Total			Total Loans
	30-59 Days	60-89 Days	Days	Past Due	Non-Accrual	Current	Receivable
REAL ESTATE LOANS
Commercial	$–	$–	$–	$–	$878	$29,951	$30,829
Home equity	400	152	–	552	244	14,153	14,949
Construction and development	–	–	–	–	–	18,539	18,539
One-to-four family	159	–	–	159	–	11,401	11,560
Multi-family	–	–	–	–	–	1,854	1,854
Total real estate loans	559	152	–	711	1,122	75,898	77,731
CONSUMER
Indirect home improvement	777	276	–	1,053	216	79,299	80,568
Recreational	18	–	–	18	–	28,047	28,065
Automobile	61	–	–	61	7	3,697	3,765
Home improvement	3	–	–	3	31	716	750
Other	11	25	–	36	5	1,463	1,504
Total consumer loans	870	301	–	1,171	259	113,222	114,652
COMMERCIAL BUSINESS LOANS	–	–	–	–	357	56,595	56,952
Total	$1,429	$453	$–	$1,882	$1,738	$245,715	$249,335

	December 31, 2011
	Loans Past Due and Still Accruing
			Greater
			Than 90	Total			Total Loans
	30-59 Days	60-89 Days	Days	Past Due	Non-Accrual	Current	Receivable
REAL ESTATE LOANS
Commercial	$703	$–	$–	$703	$–	$28,228	$28,931
Home equity	149	69	–	218	267	14,022	14,507
Construction and development	–	–	–	–	623	9,521	10,144
One-to-four family	–	–	–	–	412	8,340	8,752
Multi-family	–	–	–	–	–	1,175	1,175
Total real estate loans	852	69	–	921	1,302	61,286	63,509
CONSUMER
Indirect home improvement	698	453	–	1,151	454	79,538	81,143
Recreational	144	50	–	194	1	24,276	24,471
Automobile	100	53	–	153	23	5,656	5,832
Home improvement	–	31	–	31	–	903	934
Other	26	10	–	36	20	1,770	1,826
Total consumer loans	968	597	–	1,565	498	112,143	114,206
COMMERCIAL BUSINESS LOANS	–	–	–	–	427	42,910	43,337
Total	$1,820	$666	$–	$2,486	$2,227	$216,339	$221,052

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about impaired loans held by the Bank segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

At or for the six months ended June 30, 2012
						YTD	YTD
	Unpaid				Adjusted	Average	Interest
	Principal	Write-	Recorded	Specific	Recorded	Recorded	Income
	Balance	downs	Investment	Reserve	Investment	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$950	$(72)	$878	$–	$878	$919	$–
Home equity	244	–	244	–	244	242	4
Construction and development	–	–	–	–	–	–	–
One-to-four family	555	(7)	548	–	548	550	–
Multi-family	–	–	–	–	–	–	–
Indirect home improvement	–	–	–	–	–	–	–
Recreational	–	–	–	–	–	–	–
Automobile	–	–	–	–	–	–	–
Home improvement	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–
Commercial business loans	–	–	–	–	–	–	–
Subtotal loans	1,749	(79)	1,670	–	1,670	1,711	4
WITH AN ALLOWANCE RECORDED
Commercial	–	–	–	–	–	–	–
Home equity	–	–	–	–	–	–	–
Construction and development	1,678	(38)	1,640	(82)	1,558	1,640	–
One-to-four family	–	–	–	–	–	–	–
Multi-family	–	–	–	–	–	–	–
Indirect home improvement	–	–	–	–	–	–	–
Recreational	–	–	–	–	–	–	–
Automobile	–	–	–	–	–	–	–
Home improvement	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–
Commercial business loans	559	(202)	357	(37)	320	370	–
Subtotal loans	2,237	(240)	1,997	(119)	1,878	2,010	–
Total	$3,986	$(319)	$3,667	$(119)	$3,548	$3,721	$4

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2011
						YTD	YTD
	Unpaid				Adjusted	Average	Interest
	Principal	Write-	Recorded	Specific	Recorded	Recorded	Income
	Balance	downs	Investment	Reserve	Investment	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$950	$(24)	$926	$–	$926	$938	$43
Home equity	243	(2)	241	–	241	217	5
Construction and development	623	–	623	–	623	618	21
One-to-four family	581	(7)	574	–	574	578	28
Multi-family	–	–	–	–	–	–	–
Indirect home improvement	–	–	–	–	–	–	–
Recreational	–	–	–	–	–	–	–
Automobile	–	–	–	–	–	–	–
Home improvement	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–
Commercial business loans	705	(347)	358	–	358	621	1
Subtotal loans	3,102	(380)	2,722	–	2,722	2,972	98
WITH AN ALLOWANCE RECORDED
Commercial	–	–	–	–	–	–	–
Home equity	–	–	–	–	–	–	–
Construction and development	1,678	(38)	1,640	(82)	1,558	1,833	110
One-to-four family	389	–	389	(58)	331	391	16
Multi-family	–	–	–	–	–	–	–
Indirect home improvement	–	–	–	–	–	–	–
Recreational	–	–	–	–	–	–	–
Automobile	–	–	–	–	–	–	–
Home improvement	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–
Commercial business loans	69	–	69	(4)	65	81	5
Subtotal loans	2,136	(38)	2,098	(144)	1,954	2,305	131
Total	$5,238	$(418)	$4,820	$(144)	$4,676	$5,277	$229

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

At or for the six months ended June 30, 2011
						YTD	YTD
	Unpaid				Adjusted	Average	Interest
	Principal	Write-	Recorded	Specific	Recorded	Recorded	Income
	Balance	downs	Investment	Reserve	Investment	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$–	$–	$–	$–	$–	$–	$–
Home equity	–	–	–	–	–	–	–
Construction and development	–	–	–	–	–	–	–
One-to-four family	–	–	–	–	–	–	–
Multi-family	–	–	–	–	–	–	–
Indirect home improvement	–	–	–	–	–	–	–
Recreational	–	–	–	–	–	–	–
Automobile	–	–	–	–	–	–	–
Home improvement	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–
Commercial business loans	–	–	–	–	–	–	–
Subtotal loans	–	–	–	–	–	–	–
WITH AN ALLOWANCE RECORDED
Commercial	–	–	–	–	–	–	–
Home equity	–	–	–	–	–	–	–
Construction and development	2,639	–	2,639	(639)	2,000	2,639	–
One-to-four family	–	–	–	–	–	–	–
Multi-family	–	–	–	–	–	–	–
Indirect home improvement	–	–	–	–	–	–	–
Recreational	–	–	–	–	–	–	–
Automobile	–	–	–	–	–	–	–
Home improvement	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–
Commercial business loans	3,438	(397)	3,041	(244)	2,797	3,341	6
Subtotal loans	6,077	(397)	5,680	(883)	4,797	5,980	6
Total	$6,077	$(397)	$5,680	$(883)	$4,797	$5,980	$6

Credit Quality Indicators

As part of the Bank’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in the Bank’s market.

The Bank utilizes a risk grading matrix to assign a risk grade to its real estate and commercial business loans. Loans are graded on a scale of 1 to 10, with loans in risk grades 1 to 6 considered “Pass” and loans in risk grades 7 to 10 are reported as classified loans in our allowance for loan loss analysis.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Consumer loans that represent generally smaller balance homogenous loans, are evaluated on a pool basis until such time as a loan becomes past due more than 90 days. Loans that are current or less than 90 days past due are graded “Pass” risk grade 4 loans. Loans that are past due more than 90 days are classified “Substandard” risk grade 8.

The following tables summarize risk rated loan balances by category:

	June 30, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful
	(1-5)	(6)	(7)	(8)	(9)	Total
REAL ESTATE LOANS
Commercial	$26,607	$3,344	$–	$878	$–	$30,829
Home equity	14,705	–	–	244	–	14,949
Construction and development	16,899	–	–	1,640	–	18,539
One-to-four family	11,012	–	–	548	–	11,560
Multi-family	1,854	–	–	–	–	1,854
Total real estate loans	71,077	3,344	–	3,310	–	77,731
CONSUMER
Indirect home improvement	80,352	–	–	216	–	80,568
Recreational	28,065	–	–	–	–	28,065
Automobile	3,758	–	–	7	–	3,765
Home improvement	719	–	–	31	–	750
Other	1,499	–	–	5	–	1,504
Total consumer loans	114,393	–	–	259	–	114,652
COMMERCIAL BUSINESS LOANS	55,778	–	817	357	–	56,952
Total	$241,248	$3,344	$817	$3,926	$–	$249,335

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful
	(1-5)	(6)	(7)	(8)	(9)	Total
REAL ESTATE LOANS
Commercial	$24,640	$4,291	$–	$–	$–	$28,931
Home equity	14,240	–	–	267	–	14,507
Construction and development	7,881	–	–	2,263	–	10,144
One-to-four family	7,789	–	–	963	–	8,752
Multi-family	1,175	–	–	–	–	1,175
Total real estate loans	55,725	4,291	–	3,493	–	63,509
CONSUMER
Indirect home improvement	80,689	–	–	454	–	81,143
Recreational	24,470	–	–	1	–	24,471
Automobile	5,809	–	–	23	–	5,832
Home improvement	934	–	–	–	–	934
Other	1,806	–	–	20	–	1,826
Total consumer loans	113,708	–	–	498	–	114,206
COMMERCIAL BUSINESS LOANS	42,007	–	973	357	–	43,337
Total	$211,440	$4,291	$973	$4,348	$–	$221,052

Troubled Debt Restructured Loans

The Bank had two (2) and three (3) troubled debt restructured loans still on accrual and included in impaired loans at June 30, 2012 and December 31, 2011, respectively. In addition, the Bank had five (5) and three (3) troubled debt restructured loans on non-accrual at June 30, 2012 and December 31, 2011, respectively. The Bank had no commitments to lend additional funds on impaired loans.

A summary of troubled debt restructured loans is as follows:

	June 30,	December 31,
	2012	2011
Troubled debt restructured loans still on accrual	$2,187	$3,117
Troubled debt restructured loans on non-accural	1,081	132
Total troubled debt restructured loans	$3,268	$3,249

For the six months ended June 30, 2012 and 2011 there were no reported troubled debt restructured loans that were modified in the previous 12 months that subsequently defaulted in the reporting period.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents troubled debt restructurings that occurred during the three and six months ended June 30, 2012.

			Increase	Charge-offs
	Number of	Recorded	(Decrease) in	to the
	Contracts	Investment	the Allowance	Allowance

Commercial Business Loans	1	$70	$7	$2
	1	$70	$7	$2

NOTE 4 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included on the accompanying balance sheets. The unpaid principal balances of mortgage loans serviced for others were $64,676 and $45,783 at June 30, 2012 and December 31, 2011, respectively. The fair market value of the mortgage servicing rights’ asset at June 30, 2012 was $436 and $255 at December 31, 2011, respectively.

The following summarizes mortgage servicing rights activity for three and six months ended June 30, 2012 and 2011:

	At or for three months ended
	June 30,	June 30,
	2012	2011
Beginning balance	$246	$221
Additions	203	–
Mortgage servicing rights amortized	(26)	(24)
Mortgage servicing rights impairment reversal	2	–
Ending balance	$425	$197

	At or for six months ended
	June 30,	June 30,
	2012	2011
Beginning balance	$200	$245
Additions	269	–
Mortgage servicing rights amortized	(47)	(48)
Mortgage servicing rights impairment reversal	3	–
Ending balance	$425	$197

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – OTHER REAL ESTATE OWNED (“OREO”) AND OTHER REPOSSESSED ASSETS

The following table presents the activity related to OREO for the three and six months ended June 30, 2012 and 2011:

	For three months ended		For six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Beginning balance	$2,789	$6,099	$4,589	$3,701
Additions	921	–	921	2,623
Fair value write-downs	(216)	(45)	(594)	(120)
Disposition of assets	(544)	(129)	(1,966)	(279)
Ending balance	$2,950	$5,925	$2,950	$5,925

At June 30, 2012, OREO consisted of five properties in Washington, with balances ranging from $105 to $1,136. For the six months ended June 30, 2012 and 2011, respectively, the Bank recorded a net loss on disposals of OREO in the amount of $646 and $117, and holding costs associated with OREO in the amount of $98 and $128.

The following table presents the activity related to other repossessed assets at and for the three and six months ended June 30, 2012 and 2011:

	For three months ended		For six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Beginning balance	$78	$72	$78	$78
Additions	28	35	90	263
Disposition of assets	(101)	(15)	(163)	(249)
Ending balance	$5	$92	$5	$92

The Bank recorded a loss on other repossessed assets, which is included in noninterest income, for the six months ended June 30, 2012 and June 30, 2011 of $1 and $15, respectively.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEPOSITS

Deposits are summarized as follows as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Interest-bearing checking	$20,650	$20,669
Noninterest-bearing checking	25,811	19,254
Savings	53,268	11,567
Money market	103,733	99,022
Certificates of deposits less than $100,000	41,651	36,220
Certificates of deposits $100,000 to $250,000	38,417	36,912
Certificates of deposits $250,000 and over	23,840	22,774
Total	$307,370	$246,418

The bank held $40.7 million in savings deposits as of June 30, 2012 related to the capital raise that was consummated on July 9, 2012.

Scheduled maturities of time deposits for future periods ending were as follows:

Periods Ending	As of
December 31,	June 30, 2012
2012	$44,883
2013	14,181
2014	15,940
2015	19,034
2016	6,133
2017	3,737
Thereafter	–
$103,908

The Bank pledged two securities at the FHLB for $1,219 to secure Washington State public deposits of $1,899 at June 30, 2012. Interest expense by deposit category for the periods ended June 30, 2012 and 2011 was as follows:

	For three months ended		For six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Interest-bearing checking	$13	$24	$30	$53
Savings and money market	146	217	310	442
Certificates of deposit	410	507	832	1,044
Total	$569	$748	$1,172	$1,539

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEPOSITS (Continued)

The Bank had related-party deposits of approximately $570 and $396 at June 30, 2012 and December 31, 2011, respectively, which includes deposits held for directors and executive officers.

NOTE 7 – INCOME TAXES

There was no provision for income tax for the six months ended June 30, 2012 or for the comparable periods in 2011. As a result of prior period losses, there was no tax provision or benefit in either periods and consequently our combined effective income tax rate for both periods was 0%.

At June 30, 2012, the Bank had a net operating loss carryforward of approximately $6,405, which begins to expire in 2024. The Bank files a U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2008 and later.  As of June 30, 2012, December 31, 2011, and June 30, 2011, the Bank recorded a valuation allowance of $2,851, $3,209, and $3,487, respectively.

A valuation allowance must be used to reduce deferred tax assets if it is “more likely than not” that some portion of, or all of the deferred tax assets will not be realized. Both positive and negative evidence must be considered to determine the amount in the valuation allowance. This information includes, but is not limited to taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. The Bank must use judgment to determine whether negative evidence is outweighed by positive evidence. The weights given to each piece of evidence should be according to the ability to objectively verify the evidence.  Despite earnings for the six months ended June 30, 2012, and the full years of 2011 and 2010, the Bank carries a full valuation allowance related to its deferred tax assets of $2,851 as of June 30, 2012.  Management will continue to evaluate all available positive and negative evidence in its determination of the need for a deferred tax valuation in the third quarter.

At June 30, 2012 and December 31, 2011, the Bank had no uncertain tax positions. The Bank recognizes interest and penalties in tax expense. At June 30, 2012 and December 31, 2011, the Bank recognized no interest and penalties.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
COMMITMENTS TO EXTEND CREDIT
Real Estate Loans
Construction development	$17,983	$6,252
One-to-four family	13,042	1,223
Home equity	10,737	11,621
Commercial	3,260	235
Total real estate loans	45,022	19,331
Consumer Loans
Indirect home improvement	705	814
Other	6,497	6,775
Total consumer loans	7,202	7,589
Commercial Business Loans	24,855	31,789
Total commitments to extend credit	$77,079	$58,709

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

At June 30, 2012, the Bank had $13,042 in customer interest rate locks (loan locks) to finance one-to-four family loans saleable into the secondary market.  These locks are offset with forward commitments to investors using “best effort” contracts.  Best effort commitments have limited financial risk if the Bank is unable to deliver the loan to the investor.

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

Because of the nature of its activities, the Bank is subject to various pending and threatened legal actions, which arise in the ordinary course of business.  From time to time, subordination liens may create litigation related to the Bank defending its lien rights.   In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Bank.

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

The Plaintiff’s claims arose out of our discovery of a fraudulent internet scheme under which a large amount of money was erroneously deposited into the Plaintiff’s account at the 1st Security Bank of Washington. The victims of the fraud, Cox Communications, Inc. and Comcast Cable, Inc., directed electronic payments to Plaintiff’s account thinking that they were paying a mutual vendor, completely unrelated to Plaintiff. The erroneous deposits were in excess of $4.2 million dollars. We discovered the fraud and at the request of the victims, returned the funds to the victim’s banks. Pursuant to Automated Clearing House rules, we received letters of indemnity from both Cox and Comcast, under which those entities agreed to pay our costs and fees in defending the lawsuit. We vigorously defended the case. On December 31, 2011, both parties had summary judgment motions pending. On January 27, 2012, the Plaintiff’s motion for summary judgment was denied. Our motion for summary judgment was granted and all of Plaintiff’s claims were dismissed with prejudice. The only claims remaining in this lawsuit are our counterclaims. We are evaluating whether we will seek to prosecute our counterclaims against the Plaintiff and are working with Cox and Comcast to determine if they will pay the legal costs associated therewith. On February 24, 2012, the Plaintiff filed a Notice of Appeal to the Washington State Court of Appeals, Division I.  On July 13, 2012, the Plaintiff's appeal was dismissed and the case was remanded to the Superior Court for further proceedings.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

At June 30, 2012 and December 31, 2011, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Risk-based Capital
(to Risk-weighted Assets)	$30,724	11.27%	$21,808	8.00%	$27,260	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$27,305	10.02%	$10,904	4.00%	$16,356	6.00%
Tier I Leverage Capital
(to Average Assets)	$27,305	8.88%	$12,298	4.00%	$15,373	5.00%

As of December 31, 2011
Total Risk-based Capital
(to Risk-weighted Assets)	$29,441	12.29%	$19,158	8.00%	$23,947	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$26,431	11.04%	$9,579	4.00%	$14,368	6.00%
Tier I Leverage Capital
(to Average Assets)	$26,431	9.30%	$11,365	4.00%	$14,206	5.00%

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – REGULATORY CAPITAL (Continued)

Regulatory capital levels reported above differ from the Bank’s total capital, computed in accordance with generally accepted accounting principles (“GAAP”) in the United States as follows:

	June 30,	December 31,
	2012	2011
Equity	$27,902	$26,767
Unrealized gain on AFS securities	(553)	(316)
Disallowed servicing assets	(44)	(20)
Total Tier 1 capital	27,305	26,431

Allowance for loan losses for regulatory capital purposes	3,419	3,010
Total risk-based capital	$30,724	$29,441

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

Level 1 -	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Level 3 -	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
June 30, 2012
Federal agency securities	$–	$12,046	$–	$12,046
Municipal bonds	–	6,274	–	6,274
Mortgage-backed securities	–	19,544	–	19,544
	$–	$37,864	$–	$37,864

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2011
Federal agency securities	$–	$14,329	$–	$14,329
Municipal bonds	–	4,005	–	4,005
Mortgage-backed securities	–	8,565	–	8,565
	$–	$26,899	$–	$26,899

The following tables present the impaired loans measured at fair value on a nonrecurring basis and the total valuation allowance or charge-offs on these loans, which represents fair value adjustments for the six months ended June 30, 2012 and year ended December 31, 2011.

	Impaired Loans
					Total
	Level 1	Level 2	Level 3	Total	Impairment
June 30, 2012	$–	$–	$3,667	$3,667	$(119)
December 31, 2011	$–	$–	$4,820	$4,820	$(144)

The following tables present OREO and other repossessed assets measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011, and the total losses on these assets, which represents fair value adjustments and other losses for the years ended June 30, 2012 and December 31, 2011.

	OREO and Other Repossessed Assets
					Total
	Level 1	Level 2	Level 3	Total	Gain (Loss)
June 30, 2012	$–	$–	$2,955	$2,955	$(595)
December 31, 2011	$–	$–	$4,667	$4,667	$(594)

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Values of Financial Instruments – The following methods and assumptions were used by the Bank in estimating the fair values of financial instruments disclosed in these financial statements:

Cash and Due from Banks and Interest-Bearing Deposits at Other Financial Institutions – The carrying amounts of cash and short-term instruments approximate their fair value (Level 1).

Securities Available-for-Sale – Fair values for securities available-for-sale are based on quoted market prices (Level 2).

Federal Home Loan Bank Stock – The carrying value of Federal Home Loan Bank stock approximates its fair value (Level 2).

Loans Held for Sale – The carrying amounts of loans held for sale approximate their fair value (Level 2).

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

Off-Balance-Sheet Instruments – The fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the customers. The majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable-rate commitments; the Bank has determined they do not have a distinguishable fair value.  The fair value of loan lock commitments with customers and investors reflect an estimate of value based upon the interest rate at lock date and the interest rate at quarter end (Level 3).

FS BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bank’s financial instruments were as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$33,236	$33,236	$19,253	$19,253
Level 2 inputs:
Securities available-for-sale	37,864	37,864	26,899	26,899
Loans held for sale	4,094	4,094	–	–
Federal Home Loan Bank stock	1,797	1,797	1,797	1,797
Accrued interest receivable	1,129	1,129	1,020	1,020
Level 3 inputs:
Loans receivable, net	245,202	263,851	217,131	234,351
Mortgage servicing rights	425	436	200	255
Financial Liabilities
Level 2 inputs:
Deposits	307,370	310,267	246,418	248,643
Borrowings	4,100	4,347	8,900	9,130

The estimated fair value of loan commitments at June 30, 2012 and December 31, 2011 were considered to be insignificant.

NOTE 11 – SUBSEQUENT EVENT

On July 9, 2012, the Bank completed the planned mutual-to-stock conversion and became a wholly owned subsidiary of FS Bancorp, Inc. (the “Holding Company”). In this process, the Holding Company raised approximately $32.4 million in proceeds from the sale of 3,240,125 common shares in the initial public offering.  From the proceeds, the Holding Company made a capital contribution of $15.5 million to the Bank.

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
•
legislative or regulatory changes that adversely affect our business or increase capital requirements, including the effect of the Dodd-Frank Act, changes in regulation policies and principles, or the interpretation of regulatory capital or other rules;

•	adverse changes in the securities markets;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
•	costs and effects of litigation, including settlements and judgments;
•	inability of key third-party vendors to perform their obligations to us;

FS BANCORP, INC.

•	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act (“JOBS Act”); and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in this report.

Any of the forward-looking statements that we make in this report and in other public statements may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

Overview

1st Security Bank of Washington (the " Bank") has been serving the Puget Sound area since 1936.  Originally chartered as a credit union, previously known as Washington’s Credit Union, we served various select employment groups.  On April 1, 2004, we converted from a credit union to a Washington state-chartered mutual savings bank.  On July 10, 2008, our board of directors unanimously adopted a plan of conversion to convert from the mutual to the stock form of organization.  Due to market conditions and regulatory issues, the process was put on hold.  On August 18, 2011, the board of directors voted to move forward with the conversion, which was completed subsequent to June 30, 2012.  On July 9, 2012, 1st Security Bank of Washington converted from the mutual form of organization (meaning no shareholders) to the stock form of organization and became the wholly owned subsidiary of FS Bancorp, Inc., a new Washington corporation.  FS Bancorp, Inc. now owns all of the capital stock of 1st Security Bank of Washington.  All of the common stock of FS Bancorp, Inc. is owned by public shareholders and our tax qualified employee benefit plans.

On June 18, 2012, the stock offering period was closed.   On June 22, 2012, a member vote was held for the approval of the conversion.  On July 9, 2012, the transaction was finalized with 3,240,125 common shares issued, raising $32.4 million in proceeds.  From the proceeds the Holding Company made a capital contribution of $15.5 million to the Bank.  The Holding Company stock now trades on the NASDAQ under the ticker symbol FSBW.  See Note 11 – Subsequent Event.

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

1st Security Bank of Washington is a diversified lender with a focus on the origination of home improvement loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products.  Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally

FS BANCORP, INC.

been the mainstay of our lending strategy.  As of June 30, 2012, consumer loans represented 46.0% of our total portfolio, down from 51.7% at December 31, 2011 due to growth in other lending channels, with indirect home improvement loans representing 70.3% of the total consumer loan portfolio.

Our indirect home improvement lending is reliant on our relationships with home improvement contractors and dealers.  Our indirect home improvement contractor/dealer network is currently comprised of approximately 160 active contractors and dealers with businesses located throughout Washington and Oregon, with approximately 10 contractors/dealers responsible for more than half of this loan volume.  As a result of the recent economic downturn and contraction of credit to both contractors/dealers and their customers, there has been an increase in business closures and our existing contractor/dealer base has experienced decreased sales and loan volume.  In order to maintain our indirect home improvement loan volume, we are considering expanding this line of business into the State of California.  We are currently preparing to test the California market with a limited number of contractors/dealers with whom our lenders have had previous experience.  To the extent we determine to move forward with our indirect home improvement lending program in California, we anticipate that these California loans will represent no more than 20% of the total consumer loan portfolio.  As of June 30, 2012, no indirect home improvement loans were originated through the California dealers.

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

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company.  We are an “emerging growth company” as defined under the JOBS Act.  We will remain an emerging growth

FS BANCORP, INC.

company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”)  for complying with new or revised accounting standards. Under this provision, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Critical Accounting Policies and Estimates

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of other real estate owned and the need for a valuation allowance related to the deferred tax asset.  Our accounting policies are discussed in detail in Note 1 to the Financial Statements in our Registration Statement on Form S-1 filed with the SEC (SEC Registration No. 333-177125).

FS BANCORP, INC.

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  As we add new products, increase the complexity of the loan portfolio, and expand our market area, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that its systematic methodology continues to be appropriate given our size and level of complexity.

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

Deferred tax assets are attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight

FS BANCORP, INC.

placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, management determined that a full valuation allowance to offset the net deferred tax assets at June 30, 2012 and December 31, 2011 was required.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Assets.  Total assets increased $57.1 million, or 20.1%, to $340.9 million at June 30, 2012 from $283.8 million at December 31, 2011, primarily as a result of a $28.1 million, or 12.9%, increase in net loans receivable, a $14.0 million, or 72.6%, increase in cash and equivalents, and an $11.0 million, or 40.8%, increase in securities available-for-sale.

Loans receivable, net, increased $28.1 million, or 12.9%, to $245.2 million at June 30, 2012 from $217.1 million at December 31, 2011.  Real estate secured loans increased $14.2 million, or 22.4%, to $77.7 million at June 30, 2012 from $63.5 million at December 31, 2011, primarily as a result of an $8.4 million, or 82.8%, increase in residential construction lending, a $2.8 million, or 32.1% increase in one-to-four family loans and a $1.9 million, or 6.6%, increase in commercial real estate loans. Consumer loans were essentially at the same level having a net increase of $446,000, or 0.4%, to $114.7 million at June 30, 2012 from $114.2 million at December 31, 2011, as a result of a $3.6 million, or 14.7% increase in recreational loans partially offset by a $575,000, or 0.7%, decrease in indirect home improvement loans and a $2.1 million, or 35.4%, decrease in automobile loans. Commercial business loans increased $13.6 million, or 31.4%, to $57.0 million at June 30, 2012 from $43.3 million at December 31, 2011.  The increase in commercial business loans was attributable to lower interest rates, which drove refinance activity with our warehouse lending borrowers.

Our allowance for loan losses at June 30, 2012 was $4.3 million, or 1.7% of gross loans receivable, compared to $4.3 million, or 2.0% of gross loans receivable, at December 31, 2011.  Non-performing loans, consisting of non-accruing loans, decreased to $1.7 million at June 30, 2012 from $2.2 million at December 31, 2011, primarily due to net charge-offs totaling $1.7 million during the six months ended June 30, 2012.  At June 30, 2012, our non-performing loans consisted of $878,000 of commercial loans, $244,000 of home equity loans, and $259,000 of consumer loans and $357,000 of commercial business loans.  Non-performing loans to total loans decreased to 0.7% at June 30, 2012 from 1.0% at December 31, 2011.  Other real estate owned totaled $3.0 million at June 30, 2012, compared to $4.6 million at December 31, 2011.  The $1.6 million or 35.7% reduction in other real estate owned reflects the sale of $2.0 million in other real estate owned and write-downs to fair value of $594,000 during the period.  At June 30, 2012, we also had $3.3 million in restructured loans of which $2.2 million were performing in accordance with their modified terms and $1.1 million was on non-accrual.

FS BANCORP, INC.

A summary of non-performing assets as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Non-performing assets-
Non-accrual loans	$1,738	$2,227
Real estate owned	2,950	4,589
Repossessed consumer property	5	78
Total non-performing assets	$4,693	$6,894

Liabilities. Total liabilities increased $56.0 million, or 21.8%, to $313.0 million at June 30, 2012, from $257.0 million at December 31, 2011.  Deposits increased $61.0 million, or 24.7%, to $307.4 million at June 30, 2012 from $246.4 million at December 31, 2011.  The increase in deposits was due to a $41.7 million, or 360.5%, increase in savings accounts due to the subscription funds held pending completion of the IPO, an $8.0 million, or 8.3%, increase in time deposits, a $6.5 million, or 16.4%, increase in interest-bearing and noninterest-bearing checking accounts, and a $4.7 million, or 4.8%, increase in money market accounts.  The increase in checking and money market accounts was impacted by our continued emphasis on increasing core deposits, which included increased deposits associated with our commercial lending relationships, while the increase in time deposits was primarily as a result of a $7.0 million increase in brokered deposits. The increase in savings accounts was related to funds deposited with the Bank to purchase stock in connection with its mutual to stock conversion and related stock offering.

Our total borrowings, which consisted of Federal Home Loan Bank advances, decreased $4.8 million, or 53.9%, to $4.1 million at June 30, 2012 from $8.9 million at December 31, 2011. The decrease in borrowings was related to our continued focus on reducing non-core funding and the success of our customer retention programs.

Equity. Total equity increased $1.1 million, or 4.2%, to $27.9 million at June 30, 2012 from $26.8 million at December 31, 2011. The increase primarily was a result of net income of $898,000 for the six months ended June 30, 2012, and unrealized securities gains during the same period.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

General.  Net income for the three months ended June 30, 2012 was $621,000 compared to net income of $443,000 for the three months ended June 30, 2011.  The increase in net income was primarily attributable to a $615,000, or 18.8%, increase in net interest income and a $565,000, or 101.4%, increase in noninterest income partially offset by a $1.0 million, or 36.0% increase in noninterest expense. The increase in noninterest income was primarily impacted by $445,000 in gains on sale of loans from the Bank’s new residential mortgage banking operations.  The increase in noninterest expense was related to investments in our new lending channels

FS BANCORP, INC.

Net income for the six months ended June 30, 2012 was $898,000 compared to net income of $1.0 million for the six months ended June 30, 2011.  The decrease in net income was primarily attributable to a $1.7 million, or 30.3%, increase in noninterest expense partially offset by a $905,000, or 13.6%, increase in net interest income and a $744,000, or 67.6%, increase in noninterest income.  The increase in noninterest income was primarily impacted by $551,000 in gains on sale of loans from the Bank’s new residential mortgage banking operations.

Net Interest Income.  Net interest income increased $615,000, or 18.8%, to $3.9 million for the three months ended June 30, 2012, from $3.3 million for the three months ended June 30, 2011. The increase in net interest income was attributable to a $436,000 increase in interest income resulting from a shift of funds during the period from lower yielding cash and cash equivalents to higher yielding investment securities, as well as an increase in the average balance of our loan portfolio, and a $179,000 decrease in interest expense, primarily due to a reduction of our overall cost of funds.

Net interest income increased $905,000, or 13.6%, to $7.5 million for the six months ended June 30, 2012, from $6.6 million for the six months ended June 30, 2011. The increase in net interest income was attributable to a $365,000 decrease in interest expense, primarily due to a reduction in our overall cost of funds and an increase in interest income resulting from a shift of funds during the period from lower yielding cash and cash equivalents to higher yielding investment securities, as well as an increase in the average balance of our loan portfolio.  The increase in cash and cash equivalents occurred at the end of the period and resulted from subscription orders in the stock offering.

Our net interest margin increased 25 basis points to 5.23% for the six months ended June 30, 2012, from 4.98% for the same period of the prior year, primarily due to a shift in funds during the period from lower yielding cash and cash equivalents into higher yielding investment securities and a lower level of non-performing loans, coupled with a 40 basis point decline in our overall cost of funds.

Interest Income. Interest and dividend income for the three months ended June 30, 2012 increased $436,000, or 10.7%, to $4.5 million, from $4.1 million for the three months ended June 30, 2011. The increase during the period was primarily attributable to the increase in the average balance of our investment and mortgage-backed securities during the three months ended June 30, 2012 compared to the same period last year, partially offset by a twelve basis point decrease in the yield earned on loans.

Interest and dividend income for the six months ended June 30, 2012 increased $540,000, or 6.5%, to $8.8 million, from $8.3 million for the six months ended June 30, 2011. The increase during the period was primarily attributable to the increase in the average balance of our investment and mortgage-backed securities during the six months ended June 30, 2012 compared to the same period last year, partially offset by a nine basis point decrease in the yield earned on loans.

Interest Expense. Interest expense decreased $179,000, or 22.6%, to $613,000 for the three months ended June 30, 2012, from $792,000 for the same period of the prior year.  As a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased 33 basis points to 0.97% for the three months ended June 30, 2012, compared to 1.38% for the three months ended June 30, 2011.  The decrease was due to a decline in rates paid on our certificates of deposit, partially offset by the higher average balances for savings and money market accounts which carry a lower cost of funds.  The average balance of total interest-bearing liabilities

FS BANCORP, INC.

increased $23.5 million, or 10.2%, to $253.8 million for the second quarter ended June 30, 2012, from $230.3 million for the second quarter ended June 30, 2011.

Interest expense decreased $365,000, or 22.4%, to $1.3 million for the six months ended June, 2012, from $1.6 million for the six months ended June 30, 2011.  As a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased 40 basis points to 1.02% for the six months ended June 30, 2012, compared to 1.42% for the six months ended June 30, 2011.  The decrease was due to a decline in rates paid on our certificates of deposit, partially offset by the higher average balances for savings and money market accounts which carry a lower cost of funds.  The average balance of total interest-bearing liabilities increased $17.3 million, or 7.5%, to $247.0 million for the six months ended June 30, 2012, from $229.7 million for the six months ended June 30, 2011.

Provision for Loan Losses.  The provision for loan losses was $550,000 for the three months ended June 30, 2012, compared to $565,000 for the three months ended June 30, 2011. The $15,000 decrease in the provision primarily relates to the improved asset quality and lower net charge-offs.

Our provision for loan losses increased $35,000 to $1.1 million for the six months ended June 30, 2012, compared to $1.0 million for the six months ended June 30, 2011. The $35,000 increase in the provision primarily relates to the $28.1 million increase in net loans in 2012.  Non-performing loans were $1.7 million or 0.7% of total loans at June 30, 2012, compared to $1.9 million, or 0.9% of total loans at June 30, 2011. During the six months ended June 30, 2012, net charge-offs totaled $1.1 million compared to $2.1 million during the six months ended June 30, 2011.

Noninterest Income.  Noninterest income increased $565,000, or 101.4%, to $1.1 million for the three months ended June 30, 2012, from $557,000 for the three months ended June 30, 2011. The increase during the period was primarily due to $445,000 in gains associated with the sale of mortgage loans to the secondary market as part of the home lending initiative started in the third quarter of 2011.  In addition, a $94,000 increase was due to the sale of taxable municipal investments.   Service charges and fee income increased $30,000, or 6.3%, during the three months ended June 30, 2012 compared to the same period in the prior year.

Noninterest income increased $744,000, or 67.6%, to $1.8 million for the six months ended June 30, 2012, from $1.1 million for the six months ended June 30, 2011. The increase during the six months ended June 30, 2012 was primarily due to $551,000 in gains associated with the sale of mortgage loans to the secondary market as part of the home lending initiative started in the third quarter of 2011.  The sale of taxable investments netted a gain of $106,000.  In addition, other noninterest income increased $34,000 or 21.4%, and service charges and fee income increased $53,000, or 5.6%, during the six months ended June 30, 2012 compared to the same period of the prior year.  The increase in other noninterest income was primarily due to income associated with an early lease termination payment made by a tenant in our corporate headquarters and the increase in service charges and fee income was due to the increased volume in warehouse lending.

Noninterest Expense. Noninterest expense increased $1.0 million, or 36.0% to $3.8 million for the three months ended June 30, 2012, from $2.8 million for the three months ended June 30, 2011.  Changes in noninterest expense included a $528,000, or 39.5%, increase in salaries and benefit costs associated with the addition of staff in our new and expanded lending platforms, a $171,000 increase in write-downs of our other real estate owned to fair value, a $170,000 or 37.4% increase in operation costs, a $58,000 increase in depreciation expense associated with accelerated depreciation for

FS BANCORP, INC.

the remodeling of the administrative office, partially offset by a $84,000 decrease in FDIC assessment costs.

Noninterest expense increased $1.7 million, or 30.3% to $7.4 million for the six months ended June 30, 2012, from $5.7 million for the six months ended June 30, 2011.  Changes in noninterest expense included an $881,000, or 32.9%, increase in salaries and benefit costs associated with the addition of staff in our new and expanded lending platforms, a $529,000 increase in write-downs of our other real estate owned to fair value, a $183,000 increase in operation costs and a $104,000 increase in depreciation expense associated with accelerated depreciation for the remodeling of the administrative office, partially offset by a $161,000 decrease in FDIC assessment costs.

Our efficiency ratio, which is our noninterest expense as a percentage of net interest income and noninterest income, was 79.1% for the six months ended June 30, 2012 compared to 73.7% for the six months ended June 30, 2011, and 76.6% for the three months ended June 30, 2012 compared to 73.7% for the same period in the prior year.  The higher efficiency ratio was primarily attributable to the increase in expenses associated with the sale of other real estate owned and additional compensation expenses associated with the implementation and development of our expanded platforms.

Provision for Income Tax. There was no provision for income tax for the six months ended June 30, 2012 or for the comparable period in 2011. As a result of prior period losses, there was no tax provision or benefit in either period and consequently our combined effective income tax rate for both periods was 0%. The Bank has reported pre-tax income in 2010, 2011 and the first and second quarters of 2012, which provides positive evidence that the trend of losses during the recession has been reversed.  This positive trend in the Bank’s profitability and the completion of the initial public offering are significant factors that influence management’s analysis of the requirement for a valuation allowance on the deferred tax assets. Despite earnings for the six months ended June 30, 2012, and the full years of 2011 and 2010, the Bank carries a full valuation allowance related to its deferred tax assets of $2.9 million as of June 30, 2012, and $3.2 million as of December 31, 2011.  Management will continue to evaluate all available positive and negative evidence in its determination of the need for a deferred tax valuation in the third quarter.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts, Federal Home Loan Bank advances, sale of securities available-for-sale, cash flows from loan payments and maturing securities.

As of June 30, 2012, our total borrowing capacity was $27.3 million with the Federal Home Loan Bank of Seattle, with unused borrowing capacity of $23.2 million at that date. The Federal Home Loan Bank borrowing limit is based on certain categories of loans, primarily real estate loans, that qualify as collateral for Federal Home Loan Bank advances.  As of June 30, 2012, the Bank held approximately $45.8 million in loans that qualify as collateral for Federal Home Loan Bank advances.   In addition to the availability of liquidity from the Federal Home Loan Bank of Seattle, we maintained a short-term borrowing line, with a current limit of $83.1 million at June 30, 2012, with the Federal Reserve Bank and a $6.0 million unsecured short-term borrowing line with Pacific Coast Bankers’ Bank.  The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit.  As of

FS BANCORP, INC.

June 30, 2012, the Bank held approximately $108.4 million in loans that qualify as collateral for Federal Reserve Bank line of credit.  As of June 30, 2012, $4.1 million in Federal Home Loan Bank advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit.  Our Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $61.5 million as of June 30, 2012.  Total brokered deposits as of June 30, 2012 were $11.2 million.

Liquidity management is both a daily and long-term function of Bank management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer-term basis, we maintain a strategy of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities.  We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At June 30, 2012, the approved outstanding loan commitments, including unused lines of credit, amounted to $77.1 million.  Certificates of deposit scheduled to mature in six months or less at June 30, 2012, totaled $44.9 million.  It is management’s policy to offer deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with 1st Security Bank of Washington.  For additional information see the Statements of Cash Flows in Item 1.

Capital Resources

1st Security Bank of Washington is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at June 30, 2012, 1st Security Bank of Washington exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for 1st Security Bank of Washington to maintain a “well-capitalized” status under the capital categories of the FDIC.  Based on capital levels at June 30, 2012, 1st Security Bank of Washington was considered to be well-capitalized.

At June 30, 2012, equity totaled $27.9 million.  Management monitors the capital levels of 1st Security Bank of Washington to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  1st Security Bank of Washington’s actual capital ratios are presented in the following table:

FS BANCORP, INC.

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Risk-based Capital
(to Risk-weighted Assets)	$30,724	11.27%	$21,808	8.00%	$27,260	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$27,305	10.02%	$10,904	4.00%	$16,356	6.00%
Tier I Leverage Capital
(to Average Assets)	$27,305	8.88%	$12,298	4.00%	$15,373	5.00%

As of December 31, 2011
Total Risk-based Capital
(to Risk-weighted Assets)	$29,441	12.29%	$19,158	8.00%	$23,947	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$26,431	11.04%	$9,579	4.00%	$14,368	6.00%
Tier I Leverage Capital
(to Average Assets)	$26,431	9.30%	$11,365	4.00%	$14,206	5.00%

On July 9, 2012 the Bank completed the planned mutual-to-stock conversion and became a wholly owned subsidiary of FS Bancorp, Inc. (the “Holding Company”). In this process, the Holding Company raised approximately $32.4 million in proceeds from the sale of 3,240,125 common shares.  From the proceeds, the Holding Company made a capital contribution of $15.5 million to the Bank.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required by smaller reporting companies.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FS BANCORP, INC.

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

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.  See Note 8 of the Notes to Financial Statements under Part I, Item 1 of this 10-Q.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus dated May 14, 2012, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 24, 2012.  As of June 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.	Defaults Upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

On July 9, 2012 the Bank completed the planned mutual-to-stock conversion and became a wholly owned subsidiary of FS Bancorp, Inc. (the “Holding Company”). In this process, the Holding Company raised approximately $32.4 million in proceeds from the sale of 3,240,125 common shares.  From the proceeds, the Holding Company made a capital contribution of $15.5 million to the Bank.

Item 6.	Exhibits

See Exhibit Index

FS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: August 13, 2012	By:	/s/ Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: August 13_, 2012	By:	/s/ Matthew D. Mullet
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