Form 10-Q
period 2012-09-30
FS Bancorp, Inc.
filed 2012-11-13
CIK 1530249

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012                                                                                                OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number:   333-177125

FS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	45-4585178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6920 220th Street SW, Mountlake Terrace, Washington  98043
(Address of principal executive offices; Zip Code)

(425) 771-5299
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 13, 2012, there were 3,240,125 outstanding shares of the issuer’s common stock.

FS BANCORP, INC.
FORM 10-Q

(i)

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$2,441	$2,356
Interest-bearing deposits at other financial institutions	9,736	16,897
Total cash and cash equivalents	12,177	19,253
Securities available-for-sale, at fair value	38,794	26,899
Federal Home Loan Bank stock, at cost	1,781	1,797
Loans held for sale	8,511	-
Loans receivable, net	259,157	217,131
Accrued interest receivable	1,283	1,020
Premises and equipment, net	12,448	9,852
Other real estate owned	2,321	4,589
Deferred tax asset	2,688	-
Other assets	2,053	3,252
TOTAL ASSETS	$341,213	$283,793

LIABILITIES
Deposits
Interest-bearing accounts	$243,390	$227,164
Noninterest-bearing accounts	31,434	19,254
Total deposits	274,824	246,418
Borrowings	4,100	8,900
Other liabilities	2,917	1,708
Total liabilities	281,841	257,026
COMMITMENTS AND CONTINGENCIES (NOTE 9)
EQUITY
Preferred Stock, $.01 par value; 5,000,000 shares authorized;
None issued	-	-
Common stock, $.01 par value; 45,000,000 shares authorized; 3,240,125 shares issued and outstanding at September 30, 2012 and none at December 31, 2011	32	-
Additional paid-in capital	29,863	-
Retained earnings	30,674	26,451
Accumulated other comprehensive income	1,439	316
Unearned shares – Employee Stock Ownership Plan	(2,636)	-
Total equity	59,372	26,767
TOTAL LIABILITIES AND EQUITY	$341,213	$283,793

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans receivable	$4,647	$3,981	$13,121	$12,131
Interest and dividends on investment securities, and cash and cash equivalents	193	63	521	176
Total interest income	4,840	4,044	13,642	12,307

INTEREST EXPENSE
Deposits	543	655	1,715	2,194
Borrowings	28	45	117	132
Total interest expense	571	700	1,832	2,326

NET INTEREST INCOME	4,269	3,344	11,810	9,981

PROVISION FOR LOAN LOSSES	630	622	1,695	1,652

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,639	2,722	10,115	8,329

NONINTEREST INCOME
Service charges and fee income	499	509	1,494	1,450
Gain on sale of loans	915	-	1,466	-
Gain on sale of investment securities	-	18	106	18
Other noninterest income	65	78	258	237
Total noninterest income	1,479	605	3,324	1,705

NONINTEREST EXPENSE
Salaries and benefits	2,162	1,465	5,723	4,145
Operations	630	501	1,761	1,449
Occupancy	286	317	889	816
Data processing	254	234	762	652
OREO fair value write-downs, net of loss on sales	82	213	728	330
OREO expenses	57	25	155	153
Loan costs	213	94	550	357
Professional and board fees	178	119	481	388
FDIC insurance	66	50	185	330
Marketing and advertising	80	84	200	181
Impairment of mortgage servicing rights	108	-	105	-
Total noninterest expense	4,116	3,102	11,539	8,801
INCOME BEFORE BENEFIT FOR INCOME TAX	1,002	225	1,900	1,233
BENEFIT FOR INCOME TAX	2,323	-	2,323	-
NET INCOME	$3,325	$225	$4,223	$1,233

NOTE:  Earnings per share and share calculations prior to September 30, 2012 are not meaningful as the Company completed its stock conversion and became a public company on July 9, 2012.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net Income	$3,325	$225	$4,223	$1,233

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities:
Unrealized holding gain arising during period	521	135	864	309
Reclassification adjustment for unrealized gains realized in net income	-	(18)	(106)	(18)
Income tax provision related to unrealized gain	365	-	365	-
Other comprehensive income, net of tax	886	117	1,123	291
COMPREHENSIVE INCOME	$4,211	$342	$5,346	$1,524

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	ESOP shares	Income (Loss)	Equity

BALANCE, January 1, 2011	-	$-	$-	$24,906	$-	$(111)	$24,795

Net income	-	-	-	1,233	-	-	1,233
Other comprehensive income	-	-	-	-	-	291	291
BALANCE, September 30, 2011	-	$-	$-	$26,139	$-	$180	$26,319

BALANCE, January 1, 2012	-	$-	$-	$26,451	$-	$316	$26,767

Net income	-	-	-	4,223	-	-	4,223
Other comprehensive income	-	-	-	-	-	1,123	1,123
Proceeds from public offering, net of expenses	3,240,125	32	29,863	-	-	-	29,895
Unearned employee stock ownership plan shares	-	-	-	-	(2,636)	-	(2,636)
BALANCE, September 30, 2012	3,240,125	$32	$29,863	$30,674	$(2,636)	$1,439	$59,372

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) (Unaudited)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,223	$1,233
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,695	1,652
Depreciation, amortization and accretion	688	638
Provision for deferred income taxes	307	418
Valuation allowance on deferred income taxes	(2,630)	(418)
Gain on sale of loans held for sale	(1,466)	-
Origination of loans held for sale	(78,901)	-
Proceeds from sale of loans held for sale	71,260	-
Gain on sale of investment securities	(106)	(18)
Loss on sale of other real estate owned	35	5
Impairment of mortgage servicing rights	105	-
Impairment loss on other real estate owned	693	325
Changes in operating assets and liabilities
Accrued interest receivable	(263)	(53)
Other assets	216	(346)
Other liabilities	1,209	2,684
Net cash from (used by) operating activities	(2,935)	6,120
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, sales, and calls	11,572	1,465
Purchases	(22,587)	(6,868)
Loan originations and principal collections, net	(44,760)	4,661
Proceeds from sale of other real estate owned	2,632	945
Purchase of premises and equipment	(3,201)	(325)
Net cash used by investing activities	(56,344)	(122)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	28,406	(1,904)
Proceeds from borrowings	13,000	18,500
Repayments of borrowings	(17,800)	(27,500)
Purchase ESOP shares	(2,636)	-
Proceeds from issuance of common stock, net	31,233	-
Net cash from (used by) financing activities	52,203	(10,904)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,076)	(4,906)
CASH AND CASH EQUIVALENTS, beginning of period	19,253	35,250
CASH AND CASH EQUIVALENTS, end of period	$12,177	$30,344
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,839	$2,328
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on investment securities	$1,123	$291
Property taken in settlement of loans	$1,039	$3,037

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (“Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (“Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012.  The Bank is a community-based savings bank with six branches in suburban communities in the greater Puget Sound area. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals in western Washington.

Financial Statement Presentation – These interim financial statements do not contain all necessary disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on May 24, 2012.  These financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period.  Amounts presented in the financial statements and footnote tables are rounded and presented in $000. In the narrative footnote discussion amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1 million.  Amounts below $1 million are rounded and presented in dollars. Certain prior year amounts have been reclassified to conform to the 2012 presentation with no change to net income or equity previously reported. Earnings per share and share calculations prior to September 30, 2012 are not meaningful as the Company completed its stock conversion and became a public company on July 9, 2012.

Use of Estimates – The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are the allowance for loan losses, fair value of other real estate owned (“OREO”), and the determination of a need for a valuation allowance related to the deferred tax asset.

Plan of Conversion and Change in Corporate Form and Subsequent Events – On July 9, 2012, in accordance with a Plan of Conversion (“Plan”) adopted by its Board of Directors and as approved by its depositors and borrower members, the Bank converted from a mutual savings bank to a stock savings bank, and became the wholly-owned subsidiary of the Company, a bank holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”).  In connection with the conversion, the Company issued an aggregate of 3,240,125 shares of common stock at an offering price of $10.00 per share for gross proceeds of $32.4 million.  From the proceeds, the Company made a capital contribution of $15.5 million to the Bank.  The Bank intends to use this additional capital for future lending and investment activities and for general and other corporate purposes subject to regulatory limitations.

Pursuant to the Plan, the Bank’s Board of Directors adopted an employee stock ownership plan (“ESOP”) which purchased 8% of the common stock in the open market or 259,210 shares.  As provided for in the Plan, the Bank established a liquidation account in the amount of retained earnings as of December 31, 2011. The liquidation account will be maintained for the benefits of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of March 31, 2012 who maintain deposit accounts in the Bank after conversion.  The conversion has been accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred conversion costs of $2.5 million were deducted from the proceeds of the shares sold in the offering during the third quarter of 2012.  Total conversion costs were netted against capital raised in the mutual-to-stock conversion transaction on July 9, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-03—Reconsideration of Effective Control for Repurchase Agreements impacting FASB ASC 860-40, Transfers and Servicing. Entities that enter into repurchase and similar agreements will be required to account for even more of the transactions as secured borrowings. The amendment changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess its ability to exercise those rights or honor those obligations. This update becomes effective for the Company on a prospective basis for new transfers and modifications of existing transactions as of the beginning of the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update clarifies the methodologies and assumptions to be used by entities applying fair value measures, expands disclosure of qualitative factors used in determining fair values, and provides guidance on measuring the fair value of financial instruments included within equity. This update was effective for the Company on a prospective basis for the first interim or annual period beginning on or after December 15, 2011. This updated guidance impacted financial statement disclosures, but did not have an effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-05—Presentation of Comprehensive Income. This update provides an option to entities reporting comprehensive income to present the components of net income, other comprehensive income, and total comprehensive income within a single continuous statement of comprehensive income or in two separate but consecutive statements. This update becomes effective for the Company on a retrospective basis in the first interim or annual period beginning on or after December 15, 2011. This updated guidance impacted the presentation of the components of comprehensive income, but did not have an effect on Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this ASU is to enhance disclosures and provide converged disclosures under U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. This ASU requires disclosure of both net and gross information for these assets and liabilities. The new guidance will be effective for annual and interim periods beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2012, the FASB issued ASU No. 2012-2—Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible asset by simplifying how an entity test those assets for impairment and improve consistency in impairment testing guidance among long-lived asset categories.  The update provides the option to first assess the qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  A quantitative impairment calculation is required if based on the qualitative assessment that it is “more likely than not” that the asset is impaired. The new guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Numerator:
Net income	$3,325	$225	$4,223	$1,233

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	3,240,125	nm(1)	nm(1)	nm(1)

Denominator for diluted earnings per share– weighted average common shares outstanding	3,240,125	nm(1)	nm(1)	nm(1)
Basic earnings per shares	$1.03	nm(1)	nm(1)	nm(1)
Diluted earnings per share	$1.03	nm(1)	nm(1)	nm(1)

The Company purchased 259,210 shares in the open market for the Employee Stock Ownership Plan (ESOP).  For earnings per share calculations, the ESOP shares are included as outstanding shares.  As of September 30, 2012, zero shares have been allocated to employees through this plan.

(1) Earnings per share and share calculations are not meaningful (nm) as the Company completed its stock conversion and became a public company on July 9, 2012.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The carrying amount of securities available-for-sale (AFS) and their approximate fair values at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses (less	Losses (more	Fair
	Cost	Gains	than 1 year)	than 1 year)	Values
Securities available-for-sale
Federal agency securities	$11,408	$304	$-	$-	$11,712
Municipal bonds	6,520	176	(7)	-	6,689
Mortgage-backed securities	19,792	601	-	-	20,393
Total securities available-for-sale	$37,720	$1,081	$(7)	$-	$38,794

	December 31, 2011
			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses (less	Losses (more	Fair
	Cost	Gains	than 1 year)	than 1 year)	Values
Securities available-for-sale
Federal agency securities	$14,202	$131	$(3)	$(1)	$14,329
Municipal bonds	3,905	101	(1)	-	4,005
Mortgage-backed securities	8,476	101	(12)	-	8,565
Total securities available-for-sale	$26,583	$333	$(16)	$(1)	$26,899

There were three investments with unrealized losses of less than one year as of September 30, 2012. There were five investments with unrealized losses of less than one year as of December 31, 2011 and one investment with an unrealized loss for more than one year.  The unrealized losses associated with this investment is believed to be caused by changing market conditions that are considered to be temporary and we have the intent and ability to hold these securities until recovery, and are not likely to be required to sell these securities.  Accordingly, no other-than-temporary impairment write-downs were recorded for the periods ended September 30, 2012 or December 31, 2011.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at September 30, 2012 were as follows:

	September 30, 2012
	Amortized	Fair
	Cost	Value
No contractual maturity	$-	$-
Due within one year	507	511
Due after one year to five years	3,891	3,963
Due after five years to ten years	15,783	16,223
Due after more than ten years	17,539	18,097
Total	$37,720	$38,794

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities are as follows:

	Nine months ending September 30, 2012
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$2,432	$106	$-

	Nine months ending September 30, 2011
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$279	$18	$-

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
REAL ESTATE LOANS
Commercial	$32,779	$28,931
Construction and development	24,480	10,144
Home equity	14,693	14,507
One-to-four family	10,340	8,752
Multi-family	1,397	1,175
Total real estate loans	83,689	63,509
CONSUMER LOANS
Indirect home improvement	82,185	81,143
Recreational	30,773	24,471
Automobile	3,057	5,832
Home improvement	721	934
Other	1,430	1,826
Total consumer loans	118,166	114,206
COMMERCIAL BUSINESS LOANS	61,488	43,337
Total loans	263,343	221,052
Allowance for loan losses	(4,359)	(4,345)
Deferred cost, fees, and discounts, net	173	424
Total loans receivable, net	$259,157	$217,131

The Company has defined the loan portfolio into three segments that reflect the structure of the lending function, the Bank's strategic plan and the manner in which management monitors performance and credit quality. The three loan portfolio segments are: (a) Real Estate Loans, (b) Consumer Loans and (c) Commercial Business Loans. Each of these segments is disaggregated into classes based on the risk characteristics of the borrower and/or the collateral type securing the loan.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details activity in the allowance for loan losses by loan categories:

	At or for the three months ended September 30, 2012
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$1,123	$2,178	$660	$371	$4,332
Provision for loan loss	634	384	(36)	(352)	630
Charge-offs	(226)	(563)	(11)	-	(800)
Recoveries	1	196	-	-	197
Net charge-offs	(225)	(367)	(11)	-	(603)
Ending balance	$1,532	$2,195	$613	$19	$4,359

Period end amount allocated to:
Loans individually evaluated for impairment	$167	$-	$28	$-	$195
Loans collectively evaluated for impairment	1,365	2,195	585	19	4,164
Ending balance	$1,532	$2,195	$613	$19	$4,359
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,521	$-	$266	$-	$3,787
Loans collectively evaluated for impairment	80,168	118,166	61,222	-	259,556
Ending balance	$83,689	$118,166	$61,488	$-	$263,343

	At or for the nine months ended September 30, 2012
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$803	$2,846	$511	$185	$4,345
Provision for loan loss	1,215	434	212	(166)	1,695
Charge-offs	(490)	(1,868)	(110)	-	(2,468)
Recoveries	4	783	-	-	787
Net charge-offs	(486)	(1,085)	(110)	-	(1,681)
Ending balance	$1,532	$2,195	$613	$19	$4,359

Period end amount allocated to:
Loans individually evaluated for impairment	$167	$-	$28	$-	$195
Loans collectively evaluated for impairment	1,365	2,195	585	19	4,164
Ending balance	$1,532	$2,195	$613	$19	$4,359
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,521	$-	$266	$-	$3,787
Loans collectively evaluated for impairment	80,168	118,166	61,222	-	259,556
Ending balance	$83,689	$118,166	$61,488	$-	$263,343

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the three months ended September 30, 2011
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$1,118	$2,739	$308	$671	$4,836
Provision for loan loss	75	473	163	(89)	622
Charge-offs	-	(833)	-	-	(833)
Recoveries	-	223	-	-	223
Net charge-offs	-	(610)	-	-	(610)
Ending balance	$1,193	$2,602	$471	$582	$4,848

Period end amount allocated to:
Loans individually evaluated for impairment	$626	$-	$291	$-	$917
Loans collectively evaluated for impairment	567	2,602	180	582	3,931
Ending balance	$1,193	$2,602	$471	$582	$4,848
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,596	$-	$2,859	$-	$5,455
Loans collectively evaluated for impairment	64,779	119,749	35,830	-	220,358
Ending balance	$67,375	$119,749	$38,689	$-	$225,813

	At or for the nine months ended September 30, 2011
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$1,213	$3,361	$837	$494	$5,905
Provision for loan loss	225	1,221	118	88	1,652
Charge-offs	(245)	(2,596)	(484)	-	(3,325)
Recoveries	-	616	-	-	616
Net charge-offs	(245)	(1,980)	(484)	-	(2,709)
Ending balance	$1,193	$2,602	$471	$582	$4,848

Period end amount allocated to:
Loans individually evaluated for impairment	$626	$-	$291	$-	$917
Loans collectively evaluated for impairment	567	2,602	180	582	3,931
Ending balance	$1,193	$2,602	$471	$582	$4,848
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,596	$-	$2,859	$-	$5,455
Loans collectively evaluated for impairment	64,779	119,749	35,830	-	220,358
Ending balance	$67,375	$119,749	$38,689	$-	$225,813

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to aging analysis of past due loans are summarized as follows:

	September 30, 2012
	Loans Past Due and Still Accruing
			Greater
			Than 90	Total	Non-		Total Loans
	30-59 Days	60-89 Days	Days	Past Due	Accrual	Current	Receivable
REAL ESTATE LOANS
Commercial	$-	$-	$-	$-	$877	$31,902	$32,779
Construction and development	-	-	-	-	-	24,480	24,480
Home equity	272	282	-	554	197	13,942	14,693
One-to-four family	-	-	-	-	362	9,978	10,340
Multi-family	-	-	-	-	-	1,397	1,397
Total real estate loans	272	282	-	554	1,436	81,699	83,689
CONSUMER
Indirect home improvement	626	363	-	989	335	80,861	82,185
Recreational	136	10	-	146	-	30,627	30,773
Automobile	46	1	-	47	27	2,983	3,057
Home improvement	2	28	-	30	32	659	721
Other	8	-	-	8	-	1,422	1,430
Total consumer loans	818	402	-	1,220	394	116,552	118,166
COMMERCIAL BUSINESS LOANS	-	-	-	-	266	61,222	61,488
Total	$1,090	$684	$-	$1,774	$2,096	$259,473	$263,343

	December 31, 2011
	Loans Past Due and Still Accruing
			Greater
			Than 90	Total	Non-		Total Loans
	30-59 Days	60-89 Days	Days	Past Due	Accrual	Current	Receivable
REAL ESTATE LOANS
Commercial	$703	$-	$-	$703	$-	$28,228	$28,931
Construction and development	-	-	-	-	623	9,521	10,144
Home equity	149	69	-	218	267	14,022	14,507
One-to-four family	-	-	-	-	412	8,340	8,752
Multi-family	-	-	-	-	-	1,175	1,175
Total real estate loans	852	69	-	921	1,302	61,286	63,509
CONSUMER
Indirect home improvement	698	453	-	1,151	454	79,538	81,143
Recreational	144	50	-	194	1	24,276	24,471
Automobile	100	53	-	153	23	5,656	5,832
Home improvement	-	31	-	31	-	903	934
Other	26	10	-	36	20	1,770	1,826
Total consumer loans	968	597	-	1,565	498	112,143	114,206
COMMERCIAL BUSINESS LOANS	-	-	-	-	427	42,910	43,337
Total	$1,820	$666	$-	$2,486	$2,227	$216,339	$221,052

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

At or for the nine months ended September 30, 2012
						YTD	YTD
	Unpaid				Adjusted	Average	Interest
	Principal	Write-	Recorded	Specific	Recorded	Recorded	Income
	Balance	downs	Investment	Reserve	Investment	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$-	$-	$-	$-	$-	$-	$-
Construction and development	-	-	-	-	-	-	-
Home equity	150	-	150	-	150	148	3
One-to-four family	999	(92)	907	-	907	716	34
Multi-family	-	-	-	-	-	-	-
Indirect home improvement	-	-	-	-	-	-	-
Recreational	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-
Home improvement	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-	-
Subtotal loans	1,149	(92)	1,057	-	1,057	864	37

WITH AN ALLOWANCE RECORDED
Commercial	950	(73)	877	(88)	789	919	7
Construction and development	1,625	(38)	1,587	(79)	1,508	1,640	51
Home equity	-	-	-	-	-	-	-
One-to-four family	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-	-
Indirect home improvement	-	-	-	-	-	-	-
Recreational	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-
Home improvement	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Commercial business loans	339	(73)	266	(28)	238	370	5
Subtotal loans	2,914	(184)	2,730	(195)	2,535	2,929	63
Total	$4,063	$(276)	$3,787	$(195)	$3,592	$3,793	$100

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2011
						YTD	YTD
	Unpaid				Adjusted	Average	Interest
	Principal	Write-	Recorded	Specific	Recorded	Recorded	Income
	Balance	downs	Investment	Reserve	Investment	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$950	$(24)	$926	$-	$926	$938	$43
Construction and development	623	-	623	-	623	618	21
Home equity	243	(2)	241	-	241	217	5
One-to-four family	581	(7)	574	-	574	578	28
Multi-family	-	-	-	-	-	-	-
Indirect home improvement	-	-	-	-	-	-	-
Recreational	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-
Home improvement	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Commercial business loans	705	(347)	358	-	358	621	1
Subtotal loans	3,102	(380)	2,722	-	2,722	2,972	98

WITH AN ALLOWANCE RECORDED
Commercial	-	-	-	-	-	-	-
Construction and development	1,678	(38)	1,640	(82)	1,558	1,833	110
Home equity	-	-	-	-	-	-	-
One-to-four family	389	-	389	(58)	331	391	16
Multi-family	-	-	-	-	-	-	-
Indirect home improvement	-	-	-	-	-	-	-
Recreational	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-
Home improvement	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Commercial business loans	69	-	69	(4)	65	81	5
Subtotal loans	2,136	(38)	2,098	(144)	1,954	2,305	131
Total	$5,238	$(418)	$4,820	$(144)	$4,676	$5,277	$229

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

At or for the nine months ended September 30, 2011
						YTD	YTD
	Unpaid				Adjusted	Average	Interest
	Principal	Write-	Recorded	Specific	Recorded	Recorded	Income
	Balance	downs	Investment	Reserve	Investment	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$-	$-	$-	$-	$-	$-	$-
Construction and development	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
One-to-four family	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-	-
Indirect home improvement	-	-	-	-	-	-	-
Recreational	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-
Home improvement	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-	-
Subtotal loans	-	-	-	-	-	-	-

WITH AN ALLOWANCE RECORDED
Commercial	-	-	-	-	-	-	-
Construction and development	2,596	-	2,596	(626)	1,970	2,617	120
Home equity	-	-	-	-	-	-	-
One-to-four family	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-	-
Indirect home improvement	-	-	-	-	-	-	-
Recreational	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-
Home improvement	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Commercial business loans	3,256	(397)	2,859	(291)	2,568	2,950	113
Subtotal loans	5,852	(397)	5,455	(917)	4,538	5,567	233
Total	$5,852	$(397)	$5,455	$(917)	$4,538	$5,567	$233

Credit Quality Indicators

As part of the on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in the Bank’s market.

The Bank utilizes a risk grading matrix to assign a risk grade to our real estate and commercial business loans. Loans are graded on a scale of 1 to 10, with loans in risk grades 1 to 6 considered “Pass” and loans in risk grades 7 to 10 are reported as classified loans in our allowance for loan loss analysis.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Consumer loans that represent generally smaller balance homogenous loans, are evaluated on a pool basis until such time as a loan becomes past due more than 90 days. Loans that are current or less than 90 days past due are graded “Pass” risk grade 4 loans. Loans that are past due more than 90 days are classified “Substandard” risk grade 8.

The following tables summarize risk rated loan balances by category:

	September 30, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful
	(1-5)	(6)	(7)	(8)	(9)	Total
REAL ESTATE LOANS
Commercial	$28,569	$3,333	$-	$877	$-	$32,779
Construction and development	22,893	-	-	1,587	-	24,480
Home equity	14,496	-	-	197	-	14,693
One-to-four family	9,433	-	-	907	-	10,340
Multi-family	1,397	-	-	-	-	1,397
Total real estate loans	76,788	3,333	-	3,568	-	83,689
CONSUMER
Indirect home improvement	81,850	-	-	335	-	82,185
Recreational	30,773	-	-	-	-	30,773
Automobile	3,030	-	-	27	-	3,057
Home improvement	689	-	-	32	-	721
Other	1,430	-	-	-	-	1,430
Total consumer loans	117,772	-	-	394	-	118,166
COMMERCIAL BUSINESS LOANS	60,457	-	765	266	-	61,488
Total	$255,017	$3,333	$765	$4,228	$-	$263,343

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful
	(1-5)	(6)	(7)	(8)	(9)	Total
REAL ESTATE LOANS
Commercial	$24,640	$4,291	$-	$-	$-	$28,931
Construction and development	7,881	-	-	2,263	-	10,144
Home equity	14,240	-	-	267	-	14,507
One-to-four family	7,789	-	-	963	-	8,752
Multi-family	1,175	-	-	-	-	1,175
Total real estate loans	55,725	4,291	-	3,493	-	63,509
CONSUMER
Indirect home improvement	80,689	-	-	454	-	81,143
Recreational	24,470	-	-	1	-	24,471
Automobile	5,809	-	-	23	-	5,832
Home improvement	934	-	-	-	-	934
Other	1,806	-	-	20	-	1,826
Total consumer loans	113,708	-	-	498	-	114,206
COMMERCIAL BUSINESS LOANS	42,007	-	973	357	-	43,337
Total	$211,440	$4,291	$973	$4,348	$-	$221,052

Troubled Debt Restructured Loans

At September 30, 2012 and December 31, 2011, the Bank had two and three troubled debt restructured loans still on accrual and included in impaired loans, respectively. In addition, at September 30, 2012 and December 31, 2011, the Bank had three and three troubled debt restructured loans on non-accrual, respectively.  The Company had no commitments to lend additional funds on impaired loans at September 30, 2012.

A summary of troubled debt restructured loans is as follows:

	September 30,	December 31,
	2012	2011
Troubled debt restructured loans still on accrual	$2,133	$3,117
Troubled debt restructured loans on non-accrual	990	132
Total troubled debt restructured loans	$3,123	$3,249

For the nine months ended September 30, 2012 and 2011 there were no reported troubled debt restructured loans that were modified in the previous 12 months that subsequently defaulted in the reporting period.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents troubled debt restructurings that occurred during the nine months ended September 30, 2012.

	At or for the nine months ended September 30, 2012
			Increase	Charge-offs
	Number of	Recorded	(Decrease) in	to the
	Contracts	Investment	the Allowance	Allowance

Commercial Business Loans	1	$70	$7	$2
	1	$70	$7	$2

No new troubled debt restructurings occurred during the three months ended September 30, 2012 and 2011.

NOTE 5 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $90.9 million and $45.8 million at September 30, 2012 and December 31, 2011, respectively. The fair market value of the mortgage servicing rights’ asset at September 30, 2012 was $608,000 and $255,000 at December 31, 2011.

The following summarizes mortgage servicing rights activity for three and nine months ended September 30, 2012 and 2011:

	At or for the three months ended
	September 30,	September 30,
	2012	2011
Beginning balance	$425	$197
Additions	327	-
Mortgage servicing rights amortized	(36)	(19)
Mortgage servicing rights impairment	(108)	-
Ending balance	$608	$178

	At or for the nine months ended
	September 30,	September 30,
	2012	2011
Beginning balance	$200	$245
Additions	596	-
Mortgage servicing rights amortized	(83)	(67)
Mortgage servicing rights impairment	(105)	-
Ending balance	$608	$178

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER REAL ESTATE OWNED (“OREO”) AND OTHER REPOSSESSED ASSETS

The following table presents the activity related to OREO for the three and nine months ended September 30, 2012 and 2011:

	For three months ended		For nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Other Real Estate Owned

Beginning balance	$2,950	$5,925	$4,589	$3,701
Additions	-	-	921	2,623
Fair value write-downs	(99)	(205)	(693)	(325)
Disposition of assets	(530)	(333)	(2,496)	(612)
Ending balance	$2,321	$5,387	$2,321	$5,387

At September 30, 2012, OREO consisted of four properties in Washington, with balances ranging from $94,000 to $1.1 million.  For the three months ended September 30, 2012 and 2011, the Bank recorded a net gain of $17,000 and a net loss of $8,000, respectively, and for the nine months ended September 30, 2012 and 2011, the Bank recorded a net loss of $35,000 and $5,000, respectively, on disposals of OREO.  The holding costs associated with OREO in the amount of $155,000 and $153,000.

The following table presents the activity related to other repossessed assets at and for the three and nine months ended September 30, 2012 and 2011:

	For three months ended		For nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Other Repossessed Assets

Beginning balance	$5	$92	$78	$78
Additions	28	152	118	414
Disposition of assets	(8)	(89)	(171)	(337)
Ending balance	$25	$155	$25	$155

For the nine months ended September 30, 2012 and September 30, 2011, the Bank recorded a loss on sale of other repossessed assets, which is included in noninterest income, of $3,000 and $17,000, respectively.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Interest-bearing checking	$24,914	$20,669
Noninterest-bearing checking	31,434	19,254
Savings	12,146	11,567
Money market	108,643	99,022
Certificates of deposits less than $100,000	39,835	36,220
Certificates of deposits $100,000 to $250,000	33,283	36,912
Certificates of deposits $250,000 and over	24,569	22,774
Total	$274,824	$246,418

Scheduled maturities of time deposits for future periods ending were as follows:

Periods Ending	As of
December 31,	September 30, 2012
2012	$27,443
2013	19,532
2014	20,859
2015	19,289
2016	6,689
2017	3,875
Thereafter	-
$97,687

At September 30, 2012, the Bank had pledged two securities at the FHLB Seattle for $1.3 million to secure Washington State public deposits of $732,000. Interest expense by deposit category for the periods ended September 30, 2012 and 2011 was as follows:

	For three months ended		For nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Interest-bearing checking	$11	$19	$41	$72
Savings and money market	136	155	447	597
Certificates of deposit	396	481	1,227	1,525
Total	$543	$655	$1,715	$2,194

The Company had related-party deposits of approximately $593,000 and $396,000 at September 30, 2012 and December 31, 2011, respectively, which includes deposits held for directors and executive officers.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

During the quarter and nine months ended September 30, 2012, the Company recorded a net $2.3 million income tax benefit, which was the result of reversing substantially all of the deferred tax asset valuation allowance. There was no provision for federal income tax expense during the comparable periods ended September 30, 2011. The Company does not expect to recognize any income tax expense until the first quarter of 2013, as the remaining deferred tax asset valuation allowance of $269,000 is expected to offset income tax expense for the fourth quarter of 2012. The deferred tax asset valuation allowance was established as a result of cumulative losses incurred in 2007, 2008 and 2009 due to the economic downturn caused by the recession and uncertainty at that time regarding the Company’s ability to generate future taxable income.

The Company has reported pre-tax income in 2010, 2011 and for the nine months ended September 30, 2012, which provides positive evidence that the trend of losses during the recession has been reversed. In addition, on July 9, 2012, the Bank converted from a mutual bank to a stock bank upon the successful completion of the initial public offering (IPO). Based on  the profitable operations during the current period and two preceding years, the successful capital raise of $32.4 million in the IPO and the expectation of continued profitability, the Company determined that it was more likely than not that the net deferred tax asset would be realized. As of September 30, 2012 the net deferred tax asset was $2.7 million consisting of $3.0 million reduced by a partial valuation allowance of $269,000.  As of December 31, 2011 the Company had a deferred tax asset of $3.2 million that was reduced by a full $3.2 million valuation allowance.

As of September 30, 2012 and December 31, 2011, the Company had no uncertain tax positions.  The Company recognizes interest and penalties in tax expense and at September 30, 2012 and December 31, 2011 no interest or penalties were recognized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments – We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet and off-balance-sheet instruments. A summary of our commitments at September 30, 2012 and December 31, 2011, were as follows:

	September 30,	December 31,
	2012	2011
COMMITMENTS TO EXTEND CREDIT
Real Estate Loans
Construction development	$20,768	$6,252
One-to-four family	14,761	1,223
Home equity	11,354	11,621
Commercial	202	235
Total real estate loans	47,085	19,331
Consumer Loans
Indirect home improvement	604	814
Other	6,407	6,775
Total consumer loans	7,011	7,589
Commercial Business Loans	35,085	31,789
Total commitments to extend credit	$89,181	$58,709

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which we are committed.

Because of the nature of our activities, we are subject to various pending and threatened legal actions, which arise in the ordinary course of business.  From time to time, subordination liens may create litigation which requires us to defend our lien rights.   In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position.

In the matter of McClain v 1st Security Bank of Washington, Cause No.: 10-2-10798-1, Charles McClain sued the Bank in December 2010, seeking damages for conversion, 5th Amendment due process violation and breach of fiduciary duty. In his complaint, the Plaintiff sought actual damages in the amount of $8.8 million, consequential damages of $50 million, and punitive damages of $35.1 million. The Bank counterclaimed against the Plaintiff alleging violations of Civil Rule 11 and malicious prosecution.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plaintiff’s claims arose out of our discovery of a fraudulent internet scheme under which a large amount of money was erroneously deposited into the Plaintiff’s account at the Bank. The victims of the fraud, Cox Communications, Inc. and Comcast Cable, Inc., directed electronic payments to Plaintiff’s account thinking that they were paying a mutual vendor, completely unrelated to Plaintiff. The erroneous deposits were in excess of $4.2 million dollars. We discovered the fraud and at the request of the victims, returned the funds to the victim’s banks.  Pursuant to Automated Clearing House rules, we received letters of indemnity from both Cox and Comcast, under which those entities agreed to pay our costs and fees in defending the lawsuit. We vigorously defended the case. On December 31, 2011, both parties had summary judgment motions pending. On January 27, 2012, the Plaintiff’s motion for summary judgment was denied. Our motion for summary judgment was granted and all of Plaintiff’s claims were dismissed with prejudice. The only claims remaining in this lawsuit are our counterclaims. We are evaluating whether we will seek to prosecute our counterclaims against the Plaintiff and are working with Cox and Comcast to determine if they will pay the legal costs associated therewith. On February 24, 2012, the Plaintiff filed a Notice of Appeal to the Washington State Court of Appeals, Division I.  On July 13, 2102, the Plaintiff’s appeal was dismissed and the case was remanded to the Superior Court for further proceedings.

NOTE 10 – REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

At September 30, 2012 and December 31, 2011, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.  At September 30, 2012, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 13.2%, 15.8%, and 17.1%, respectively.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios at September 30, 2012 and December 31, 2011, are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total Risk-based Capital	$48,491	17.07%	$22,725	8.00%	$28,406	10.00%
(to Risk-weighted Assets)
Tier I Risk-based Capital	$44,929	15.82%	$11,362	4.00%	$17,044	6.00%
(to Risk-weighted Assets)
Tier I Leverage Capital	$44,929	13.22%	$13,597	4.00%	$16,997	5.00%
(to Average Assets)

As of December 31, 2011
Total Risk-based Capital	$29,441	12.29%	$19,158	8.00%	$23,947	10.00%
(to Risk-weighted Assets)
Tier I Risk-based Capital	$26,431	11.04%	$9,579	4.00%	$14,368	6.00%
(to Risk-weighted Assets)
Tier I Leverage Capital	$26,431	9.30%	$11,365	4.00%	$14,206	5.00%
(to Average Assets)

Regulatory capital levels reported above differ from the Company's and the Bank’s total equity in accordance with GAAP in the United States.

	Company	Bank
	September 30,	September 30,	December 31,
	2012	2012	2011
Equity	$59,372	$47,605	$26,767
Unrealized gain on AFS securities	(1,439)	(1,439)	(316)
Disallowed deferred tax assets	(1,176)	(1,176)	-
Disallowed servicing assets	(61)	(61)	(20)
Total Tier 1 capital	56,696	44,929	26,431

Allowance for loan losses for regulatory capital purposes	3,562	3,562	3,010
Total risk-based capital	$60,258	$48,491	$29,441

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company exceeded all regulatory capital requirements as of September 30, 2012.  The estimated regulatory capital ratios calculated for the Company as of September 30, 2012 were 16.8% for Tier 1 Leverage-Based Capital, 20.0% for Tier 1 Risk- Based Capital and 21.2% for Total Risk-Based Capital.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair value of our financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to us. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits, and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Accounting guidance regarding fair value measurements defines fair value and establishes a framework for measuring fair value in accordance with GAAP. Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The following definitions describe the levels of inputs that may be used to measure fair value:

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

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
September 30, 2012
Federal agency securities	$–	$11,712	$–	$11,712
Municipal bonds	–	6,689	–	6,689
Mortgage-backed securities	–	20,393	–	20,393
	$–	$38,794	$–	$38,794

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2011
Federal agency securities	$-	$14,329	$-	$14,329
Municipal bonds	-	4,005	-	4,005
Mortgage-backed securities	-	8,565	-	8,565
	$-	$26,899	$-	$26,899

The following tables present the impaired loans measured at fair value on a nonrecurring basis, and the total valuation allowance or charge-offs on these loans, which represents fair value adjustments for the nine months ended September 30, 2012 and year ended December 31, 2011.

	Impaired Loans
					Total
	Level 1	Level 2	Level 3	Total	Impairment
September 30, 2012	$–	$–	$3,787	$3,787	$(195)
December 31, 2011	$–	$–	$4,820	$4,820	$(144)

The following tables present OREO and other repossessed assets measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011, and the total losses on these assets, which represents fair value adjustments and other losses for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	OREO and Other Repossessed Assets
					Total
	Level 1	Level 2	Level 3	Total	Impairment
September 30, 2012	$–	$–	$2,346	$2,346	$(693)
December 31, 2011	$–	$–	$4,667	$4,667	$(594)

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Financial Instruments – The following methods and assumptions were used by us in estimating the fair values of financial instruments disclosed in these financial statements:

Cash and Due from Banks and Interest-Bearing Deposits at Other Financial Institutions – The carrying amounts of cash and short-term instruments approximate their fair value (Level 1).

Securities Available-for-Sale – Fair values for securities available-for-sale are based on quoted market prices (Level 2).

Federal Home Loan Bank Stock – The carrying value of Federal Home Loan Bank (FHLB”) stock approximates its fair value (Level 2).

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

Mortgage Servicing Rights – The fair value is determined by calculating the net present value of expected cash flows using a third party model that incorporates assumptions used in the industry to value such rights (Level 3).

Deposits – The fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation on interest rates currently offered on similar certificates (Level 2).

Borrowings – The carrying amounts of advances maturing within 90 days approximate their fair values. The fair values of long-term advances are estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

Accrued Interest – The carrying amounts of accrued interest approximate their fair value (Level 2).

Off-Balance-Sheet Instruments – The fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the customers. The majority of our off-balance-sheet instruments consist of non-fee producing, variable-rate commitments; we have determined they do not have a distinguishable fair value.  The fair value of loan lock commitments with customers and investors reflect an estimate of value based upon the interest rate at lock date and the interest rate at quarter end (Level 3).

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of our financial instruments were as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$12,177	$12,177	$19,253	$19,253
Level 2 inputs:
Securities available-for-sale	38,794	38,794	26,899	26,899
Loans held for sale	8,511	8,511	–	–
FHLB stock	1,781	1,781	1,797	1,797
Accrued interest receivable	1,283	1,283	1,020	1,020
Level 3 inputs:
Loans receivable, net	259,157	289,695	217,131	234,351
Mortgage servicing rights	608	608	200	255
Financial Liabilities
Level 2 inputs:
Deposits	274,824	290,250	246,418	248,643
Borrowings	4,100	4,341	8,900	9,130

The estimated fair value of loan commitments at September 30, 2012 and December 31, 2011 were considered to be insignificant.

NOTE 12 – EMPLOYEE BENEFIT PLANS

In connection with the stock conversion discussed in Note 1 above, on January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

The ESOP borrowed $2.6 million from the Company and used those funds to acquire 259,210 shares of the Company’s common stock in the open market at an average price of $10.17 per share. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 10 years, bearing interest at 2.30%.

Unallocated ESOP shares are considered unearned shares and are shown as a reduction in stockholders’ equity.  Dividends on unallocated ESOP shares, if declared and paid, will be considered to be compensation expense.  Unallocated ESOP shares are included in outstanding shares for earnings per share calculations.  The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential will be recognized in stockholders’ equity.  The Company will receive a tax deduction equal to the cost of the shares released.  As the ESOP is internally leveraged, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation cost related to the ESOP for the three and nine months ended September 30, 2012 was $83,000.  The fair value of the unearned ESOP shares, using the closing quoted market price per share of the Company’s stock, was $2.8 million at September 30, 2012.

NOTE 13 – SUBSEQUENT EVENT

Subsequent to September 30, 2012, the Company agreed in principle to sell up to $13.0 million of consumer marine loans, which is expected to close during the fourth quarter of 2012 subject to finalizing the terms of the purchase and sale agreement.  Based on the preliminary data, the Company anticipates that the sale will result in a pretax gain during the fourth quarter of 2012 between $125,000 and $200,000 depending on the costs incurred in connection with the transaction.  These loans are included in the loan tables as consumer loans and listed in the “recreational” consumer loan category at September 30, 2012.  These loans have interest rates of between 6.00% and 11.75% and maturity terms of up to 20 years from the date of origination.  The primary purpose in selling these consumer loans is to enable the Company to continue to diversify the balance sheet and manage interest rate risk.

FS BANCORP, INC. AND SUBSIDIARY

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
•
legislative or regulatory changes that adversely affect our business or increase capital requirements, including the effect of the Dodd-Frank Act, changes in regulation policies and principles, or the interpretation of regulatory capital or other rules including Basel III;

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

FS BANCORP, INC. AND SUBSIDIARY

•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in this report.

Any of the forward-looking statements that the Bank makes in this report and in other public statements may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  The Bank undertakes no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

Overview

FS Bancorp, Inc. and its subsidiary bank, 1st Security Bank of Washington have been serving the Puget Sound area since 1936.  Originally chartered as a credit union, previously known as Washington’s Credit Union, the Bank served various select employment groups.  On April 1, 2004, the credit union converted to a Washington state-chartered mutual savings bank.  On July 9, 2012, the Bank converted from mutual to stock form and became the wholly owned subsidiary of the Company.

The Company is a relationship-driven community bank.  The Bank delivers banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities.  The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs.  The Bank is also actively involved in community activities and events within these market areas, which further strengthens our relationships within these markets.

The Company is a diversified lender with a focus on the origination of home improvement loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products.  Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy.  As of September 30, 2012, consumer loans represented 44.9% of the Bank’s total portfolio, down from 51.7% at December 31, 2011 due to growth in other lending channels, with indirect home improvement loans representing 69.6% of the total consumer loan portfolio.

The indirect home improvement lending is reliant on relationships with home improvement contractors and dealers.  The Bank’s indirect home improvement contractor/dealer network is currently comprised of approximately 200 active contractors and dealers with businesses located throughout Washington and Oregon, with approximately 10 contractors/dealers responsible for more than half of this loan volume.  As a result of the recent economic downturn and contraction of credit to both contractors/dealers and their customers, there has been an increase in business closures and our existing contractor/dealer base has experienced decreased sales and loan volume.  In order to maintain indirect home improvement loan volume, the Bank is considering expanding this line of business into the State of California.  The Bank is currently preparing to test the California market with a limited number of contractors/dealers with whom the Bank’s lenders have had previous experience.  To the extent management determines to move forward with the indirect home improvement lending program in California, management anticipates that these California loans will represent no more than 20% of the total consumer loan portfolio.  As of September 30, 2012, the Company had not originated any indirect home improvement loans through the California dealers.

FS BANCORP, INC. AND SUBSIDIARY

Going forward, an emphasis will be placed on diversifying  lending products by expanding commercial real estate, commercial business and residential construction lending, while maintaining the current size of the Bank’s consumer loan portfolio.  Further, as a result of demand by depository customers, management reintroduced Bank originations of residential mortgage loans during the fourth quarter of 2011, primarily for sale into the secondary market, through a mortgage banking program.  The Company’s lending strategies are intended to take advantage of: (1) the Bank’s historical strength in indirect consumer lending, (2) recent market dislocation that has created new lending opportunities and the availability of experienced bankers, and (3) strength in relationship lending.  Retail deposits will continue to serve as a primary funding source.

The Company is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs.  Deposit flows are influenced by a number of factors, including interest rates paid on time deposits, other investments, account maturities, and the overall level of personal income and savings.  Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.  Sources of funds for lending activities include primarily deposits, including brokered deposits, borrowings, payments on loans and income provided from operations.

Earnings are primarily dependent upon the Bank’s net interest income, the difference between interest income and interest expense.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  The Bank’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOB Act), which establishes a new category of issuer called an emerging growth company.  The Company is an “emerging growth company” as defined under the JOBS Act.  The Company will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which would occur if the market value of the Company’s common stock that is held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter or (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three year period.

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•
not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the Company also will not be subject to the auditor attestation requirements of Section 404(b) as long as the Company is a “smaller reporting company,” which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

FS BANCORP, INC. AND SUBSIDIARY

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”)  for complying with new or revised accounting standards. Under this provision, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has elected to “opt out” of such extended transition period, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  Management’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of other real estate owned and the need for a valuation allowance related to the deferred tax asset.

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although the Bank believes that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  As the Bank adds new products, increase the complexity of the loan portfolio, and expand the Bank’s market area, management intends to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio.  Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period.  Management believes that its systematic methodology continues to be appropriate given our size and level of complexity.

Other Real Estate Owned.  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value, less cost to sell.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts that will be ultimately realize from the sale of other real estate owned may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in management’s strategies for recovering the investment.

FS BANCORP, INC. AND SUBSIDIARY

Income Taxes.  Income taxes are reflected in the financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  Accounting Standards Codification, ASC 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating the deferred tax asset, the Bank is required to estimate the income and taxes in the jurisdiction in which the Bank operates.  This process involves estimating actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes. Deferred tax assets are attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Assets.  Total assets increased $57.4 million, or 20.2%, to $341.2 million at September 30, 2012 from $283.8 million at December 31, 2011, primarily as a result of a $42.0 million, or 19.4% increase in net loans receivable, an $11.9 million, or 44.2%, increase in securities available-for-sale, an $8.5 million, or 100%, increase in loans held for sale and an $2.7 million increase in the deferred tax asset due to the reversal of the allowance.   Cash and equivalents decreased $7.1 million, or 36.8% to $12.2 million at September 30, 2012 from $19.3 million at December 31, 2011.  The increase in investments is in line with the Bank’s business plan, and the increase in loans is tied to the low interest rate environment.

Loans receivable, net increased $42.0 million, or 19.4%, to $259.2 million at September 30, 2012 from $217.1 million at December 31, 2011.  Real estate secured loans increased $20.2 million, or 31.8%, to $83.7 million at September 30, 2012 from $63.5 million at December 31, 2011, primarily as a result of a $14.3 million, or 141.3%, increase in residential construction lending, a $3.8 million, or 13.3% increase in commercial real estate loans and a $1.6 million, or 18.1%, increase in one-to-four family loans. Consumer loans increased $4.0 million, or 3.5%, to $118.2 million at September 30, 2012 from $114.2 million at December 31, 2011, as a result of a $6.3 million, or 25.8% increase in recreational loans and a $1.0 million, or 1.3%, increase in indirect home improvement loans partially offset by a $2.8 million, or 47.6%, decrease in automobile loans. Commercial business loans increased $18.2 million, or 41.9%, to $61.5 million at September 30, 2012 from $43.3 million at December 31, 2011.  The increase in commercial business loans was attributable to lower interest rates, which drove refinance activity and loan volume to the Bank’s warehouse lending borrowers.

The allowance for loan losses at September 30, 2012 was $4.4 million, or 1.7% of gross loans receivable, compared to $4.3 million, or 2.0% of gross loans receivable, at December 31, 2011.  Non-performing loans, consisting of non-accruing loans, decreased to $2.1 million at September 30, 2012 from $2.2 million at December 31, 2011.  At September 30, 2012, non-performing loans consisted of $877,000 of commercial real estate loans, $362,000 of one-to-four family loans, $197,000 of home equity loans, and $394,000 of consumer loans and $266,000 of commercial business loans.  Non-performing loans to total loans decreased to 0.8% at September 30, 2012 from 1.0% at December 31, 2011.  Other real estate owned totaled $2.3 million at September 30, 2012, compared to $4.6 million at December 31, 2011.  The $2.3 million or 49.4% reduction in other real estate owned reflects the sale of $2.5 million in other real estate owned and write-downs to fair value of $693,000 during the nine months ended September 30, 2012.  At September 30, 2012, the Bank also had $3.1 million in restructured loans of which $2.1 million were performing in accordance with their modified terms and $1.0 million was on non-accrual.

FS BANCORP, INC. AND SUBSIDIARY

A summary of non-performing assets as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Non-performing assets-
Non-accrual loans	$2,096	$2,227
Other real estate owned	2,321	4,589
Repossessed consumer property	25	78
Total non-performing assets	4,442	$6,894

Liabilities. Total liabilities increased $24.8 million, or 9.7%, to $281.8 million at September 30, 2012, from $257.0 million at December 31, 2011.  Deposits increased $28.4 million, or 11.5%, to $274.8 million at September 30, 2012 from $246.4 million at December 31, 2011.  The increase in deposits was due to a $16.4 million, or 41.1%, increase in interest-bearing and noninterest-bearing checking accounts with management’s continued focus on deposit growth efforts on relationship deposits with new and existing customers, a $10.2 million, or 9.2%, increase in money market and savings accounts, and a $1.8 million, or 1.9%, increase in time deposits.  The increase in money market accounts was related to the funds received during the IPO that were substantially converted to equity capital.

Total borrowings, which consisted of FHLB advances, decreased $4.8 million, or 53.9%, to $4.1 million at September 30, 2012 from $8.9 million at December 31, 2011. The decrease in borrowings was related to the Bank’s continued focus on reducing non-core funding and the success of our customer retention programs.

Equity. Total equity increased $32.6 million, or 121.8%, to $59.4 million at September 30, 2012 from $26.8 million at December 31, 2011.  The increase in equity was predominantly a result of the $32.4 million in gross proceeds raised in the IPO and net income year to date.  Book value per common share was $18.32 as of September 30, 2012.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

General.  Net income for the three months ended September 30, 2012 was $3.3 million and includes a $2.3 million net tax impact from deferred tax asset provision reversal compared to net income of $225,000 for the three months ended September 30, 2011.  The increase in net income was primarily attributable to a $925,000, or 27.7%, increase in net interest income and an $874,000, or 144.5%, increase in noninterest income partially offset by a $1.0 million, or 32.7% increase in noninterest expense. The increase in noninterest income was primarily impacted by $915,000 in gains on sale of loans from the Bank’s new residential mortgage banking operations.  The increase in noninterest expense was related to investments in new lending channels.

Net income for the nine months ended September 30, 2012 was $4.2 million including a $2.3 million net tax benefit compared to net income of $1.2 million for the nine months ended September 30, 2011.  The increase in net income was primarily attributable to a $2.7 million, or 31.1%, increase in noninterest expense partially offset by a $1.8 million, or 18.3%, increase in net interest income and a $1.6 million, or 95.0%, increase in noninterest income.  The increase in noninterest income was

FS BANCORP, INC. AND SUBSIDIARY

primarily impacted by $1.5 million in gains on sale of loans from the Bank’s new residential mortgage banking operations.

Net Interest Income.  Net interest income increased $925,000, or 27.7%, to $4.3 million for the three months ended September 30, 2012, from $3.3 million for the three months ended September 30, 2011. The increase in net interest income was attributable to a $796,000 increase in interest income resulting from a shift of funds during the period from lower yielding cash and cash equivalents to higher yielding investment securities, as well as an increase in the average balance of the loan portfolio, and a $129,000 decrease in interest expense, primarily due to a reduction of the overall cost of funds.

Net interest income increased $1.8 million, or 18.3%, to $11.8 million for the nine months ended September 30, 2012, from $10.0 million for the nine months ended September 30, 2011. The increase in net interest income was attributable to a $494,000 decrease in interest expense, primarily due to a reduction in the overall cost of funds and an increase in interest income resulting from a shift of funds during the period from lower yielding cash and cash equivalents to higher yielding investment securities, as well as an increase in the average balance of the loan portfolio.

The net interest margin increased 19 basis points to 5.39% for the nine months ended September 30, 2012, from 5.20% for the same period of the prior year, primarily due to a shift in funds during the period from lower yielding cash and cash equivalents into higher yielding investment securities and a lower level of non-performing loans, coupled with a 38 basis point decline in the cost of funds.

Interest Income. Interest income for the three months ended September 30, 2012 increased $796,000, or 19.7%, to $4.8 million, from $4.0 million for the three months ended September 30, 2011. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio as well as a shift of funds during the period from lower yielding cash and cash equivalents to higher yielding investment securities during the three months ended September 30, 2012 compared to the same period last year.

Interest income for the nine months ended September 30, 2012 increased $1.3 million, or 10.8%, to $13.6 million, from $12.3 million for the nine months ended September 30, 2011. The increase during the period was attributable to a $990,000 increase in interest income from loans and a $345,000 increase in investment income during the nine months ended September 30, 2012 compared to the same period last year.

Interest Expense. Interest expense decreased $129,000, or 18.4%, to $571,000 for the three months ended September 30, 2012, from $700,000 for the same period of the prior year.  As a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased 35 basis points to 0.89% for the three months ended September 30, 2012, compared to 1.24% for the three months ended September 30, 2011.  The decrease was due to a decline in rates paid on certificates of deposit, partially offset by the higher average balances for savings and money market accounts which carry a lower cost of funds.  The average balance of total interest-bearing liabilities increased $28.4 million, or 12.5%, to $254.8 million for the third quarter ended September 30, 2012, from $226.4 million for the third quarter ended September 30, 2011.

Interest expense decreased $494,000, or 21.2%, to $1.8 million for the nine months ended September 30, 2012, from $2.3 million for the nine months ended September 30, 2011.  As a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased 38 basis points to 0.98% for the nine months ended September 30, 2012, compared to 1.36% for the nine months ended September 30, 2011.  The decrease was due to a decline in rates paid on certificates of deposit, partially offset by the higher average balances for savings and money market accounts which carry a lower cost of funds.  The average balance of total interest-bearing liabilities increased $21.0 million, or

FS BANCORP, INC. AND SUBSIDIARY

9.2%, to $249.6 million for the nine months ended September 30, 2012, from $228.6 million for the nine months ended September 30, 2011.

Provision for Loan Losses.  The provision for loan losses was $630,000 for the three months ended September 30, 2012, compared to $622,000 for the three months ended September 30, 2011. The $8,000 increase in the provision primarily relates to an increase in net loans during the three months ended September 30, 2012.

The provision for loan losses remained flat at $1.7 million for the nine months ended September 30, 2012, and the nine months ended September 30, 2011.  Non-performing loans were $2.1 million or 0.8% of total loans at September 30, 2012, compared to $1.8 million, or 0.8% of total loans at September 30, 2011. During the nine months ended September 30, 2012, net charge-offs totaled $1.7 million compared to $2.7 million during the nine months ended September 30, 2011.

Noninterest Income.  Noninterest income increased $874,000, or 144.5%, to $1.5 million for the three months ended September 30, 2012, from $605,000 for the three months ended September 30, 2011. The increase during the period was primarily due to $915,000 in gains associated with the sale of mortgage loans to the secondary market as part of the home lending initiative re-introduced at the end of 2011.

Noninterest income increased $1.6 million, or 95%, to $3.3 million for the nine months ended September 30, 2012, from $1.7 million for the nine months ended September 30, 2011. The increase during the nine months ended September 30, 2012 was primarily due to $1.5 million in gains associated with the sale of mortgage loans to the secondary market as part of the home lending initiative re-introduced at the end of 2011, $88,000 in gains associated with the sale of investment securities and $44,000 in service charges and fee income due to increased volume in warehouse lending.

Noninterest Expense. Noninterest expense increased $1.0 million, or 32.7% to $4.1 million for the three months ended September 30, 2012, from $3.1 million for the three months ended September 30, 2011.  Changes in noninterest expense included a $697,000, or 47.6%, increase in salaries and benefit costs associated with the addition of staff in the new and expanded lending platforms re-introduced at the end of 2011, a $129,000 or 25.7% increase in costs of operations, a $119,000, or 126.6% increase in loan costs associated with  increased lending activities, a $108,000 increase in an impairment reversal of mortgage servicing rights, partially offset by a $131,000 decrease in write-downs of other real estate owned to fair value.

Noninterest expense increased $2.7 million, or 31.1% to $11.5 million for the nine months ended September 30, 2012, from $8.8 million for the nine months ended September 30, 2011.  Changes in noninterest expense included an $1.6 million, or 38.1%, increase in salaries and benefit costs associated with the addition of staff in the new and expanded lending platforms re-introduced at the end of 2011, a $398,000 increase in write-downs of other real estate owned to fair value, a $312,000 increase in operation costs, a $193,000, or 54.1% increase in loan costs associated with increased lending activities, a $105,000 increase in an impairment reversal of mortgage servicing rights, a $93,000 increase in professional and board fees, and a $92,000 increase in depreciation expense associated with accelerated depreciation for the remodeling of the administrative office, partially offset by a $145,000 decrease in FDIC assessment costs.

The efficiency ratio, which is our noninterest expense as a percentage of net interest income and noninterest income, improved to 71.6% for the three months ended September 30, 2012 compared to 78.6% for the three months ended September 30, 2012 and was 76.3% for the nine months ended September 30, 2012 compared to 75.3% for the nine months ended September 30, 2011.  The higher efficiency ratio for the nine months end September 30, 2012 was primarily attributable to the increase in expenses associated with the sale of other real estate owned and additional compensation expenses associated with the implementation and development of our expanded platforms.

FS BANCORP, INC. AND SUBSIDIARY

Provision for Income Tax. During the quarter and nine months ended September 30, 2012, The Company recorded a net $2.3 million income tax benefit, which was the result of reversing substantially all of the deferred tax asset valuation allowance. There was no provision for federal income tax expense during the comparable periods ended September 30, 2011. The Company does not expect to recognize any income tax expense until the first quarter of 2013, as the remaining deferred tax asset valuation allowance of $269,000 is expected to offset income tax expense for the fourth quarter of 2012. The deferred tax asset valuation allowance was established as a result of cumulative losses incurred in 2007, 2008 and 2009 due to the economic downturn caused by the recession and uncertainty at that time regarding the Company’s ability to generate future taxable income. The Company has reported pre-tax income in 2010, 2011 and for the nine months ended September 30, 2012, which provides positive evidence that the trend of losses during the recession has been reversed. In addition, on July 9, 2012, the Bank converted from a mutual bank to a stock bank upon the successful completion of the initial public offering (IPO). Based on  the profitable operations during the current period and two preceding years, the successful capital raise of $32.4 million in the IPO and the expectation of continued profitability, the Company determined that it was more likely than not that the net deferred tax asset would be realized. As of September 30, 2012 the net deferred tax asset was $2.7 million consisting of $3.0 million reduced by a partial valuation allowance of $269,000.  As of December 31, 2011 the Company had a deferred tax asset of $3.2 million that was reduced by a full $3.2 million valuation allowance.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts, FHLB advances, sale of securities available-for-sale, cash flows from loan payments and maturing securities.

As of September 30, 2012, total borrowing capacity was $26.4 million with the FHLB of Seattle, with unused borrowing capacity of $22.3 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances.  As of September 30, 2012, the Bank held approximately $44.5 million in loans that qualify as collateral for FHLB advances.   In addition to the availability of liquidity from the FHLB of Seattle, we maintained a short-term borrowing line, with a current limit of $75.1 million at September 30, 2012, with the Federal Reserve Bank of San Francisco and a $6.0 million unsecured short-term borrowing line with Pacific Coast Bankers’ Bank.  The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit.  As of September 30, 2012, we held approximately $111.8 million in loans that qualify as collateral for Federal Reserve Bank line of credit.  As of September 30, 2012, $4.1 million in FHLB advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit or Pacific Coast Bankers’ Bank line of credit.  Our Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $57.3 million as of September 30, 2012.  Total brokered deposits as of September 30, 2012 were $11.2 million.

Liquidity management is both a daily and long-term function of Bank management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer-term basis, we maintain a strategy of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities.  We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2012, the approved outstanding loan commitments, including unused lines of credit, amounted to $89.2 million.  Certificates of deposit scheduled to mature in six months or less at September 30, 2012, totaled $33.1 million.  It is management’s policy to offer deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe

FS BANCORP, INC. AND SUBSIDIARY

that we will retain a majority of maturing deposits.  For additional information see the Consolidated Statements of Cash Flows in Item 1 of this report.

Commitments and Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers.  For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at September 30, 2012, the Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the FDIC.  Based on capital levels at September 30, 2012, 1st Security Bank of Washington was considered to be well-capitalized.  At September 30, 2012, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 13.2%, 15.8%, and 17.1%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 10 to the Notes to Consolidated Financial Statements included in Item 1 of this report.

The Company exceeded all regulatory capital requirements as of September 30, 2012.  The estimated regulatory capital ratios calculated for the Company as of September 30, 2012 were 16.8% for Tier 1 Leverage-Based Capital, 20.0% for Tier 1 Risk- Based Capital and 21.2% for Total Risk-Based Capital.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FS BANCORP, INC. AND SUBSIDIARY

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

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.  See Note 9 of the Notes to Consolidated Financial Statements under Part I, Item 1 of this 10-Q.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus dated May 14, 2012, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 24, 2012.  As of September 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Subsequent to September 30, 2012, the Company agreed in principle to sell up to $13.0 million of consumer marine loans, which is expected to close during the fourth quarter of 2012 subject to finalizing the terms of the purchase and sale agreement.  Based on the preliminary data, the Company anticipates that the sale will result in a pretax gain during the fourth quarter of 2012 between $125,000 and $200,000 depending on the costs incurred in connection with the transaction.  These loans are included in the loan tables as consumer loans and listed in the “recreational” consumer loan category at September 30, 2012.  These loans have interest rates of between 6.00% and 11.75% and maturity terms of up to 20 years from the date of origination.  The primary purpose in selling these consumer loans is to enable the Company to continue to diversify the balance sheet and manage interest rate risk.

Item 6.	Exhibits

See Exhibit Index

FS BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: November 13, 2012	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: November 13, 2012	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FS BANCORP, INC. AND SUBSIDIARY

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

10.3	Director Fee Arrangements (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-177125))
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data Files*

*
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.