Form 10-K
period 2012-12-31
FS Bancorp, Inc.
filed 2013-04-01
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012        OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35589

FS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	45-4585178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6920 220th Street SW, Mountlake Terrace, Washington	98043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 771-5299

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share
(Title of Each Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

As of March 27, 2013, there were 3,240,125 shares of the Registrant’s common stock outstanding. The Registrant’s common stock is listed on the NASDAQ Capital Market under the symbol “FSBW.” The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Capital Market on June 30, 2012, was not applicable as no stock was outstanding. On July 9, 2012 the 1st Security Bank of Washington completed its conversion from a mutual savings bank to a stock savings bank and the Company issued an aggregate of 3,240,125 shares of common stock on that date in connection with the mutual to stock conversion.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2. Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

FS Bancorp, Inc.

As used in this report, the terms “we,” “our,” “us,” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise.

i

Forward‑Looking Statements

This Form 10-K contains forward‑looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward‑looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
These forward‑looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward‑looking statements due to, among others, the following factors:

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

•
legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in regulation policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our branch expansion strategy;

•	inability of key third-party vendors to perform their obligations to us; and

•
other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission.

Any of the forward‑looking statements that we make in this Form 10-K and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward‑looking statements and you should not rely on such statements.

ii

Available Information
The Company provides a link on its investor information page at www.fsbwa.com to filings with the U.S. Securities and Exchange Commission (“SEC”) for purposes of providing copies of its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases. Other than an investor’s own internet access charges, these filings are available free of charge and also can be obtained by calling the SEC at 1-800-SEC-0330. The information contained on the Company’s website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

iii

PART 1
Item 1. Business

General
FS Bancorp, Inc. (“FS Bancorp” or the “Company”), a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank of Washington (“1st Security Bank of Washington” or the “Bank”) upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2012, the Company had consolidated total assets of $359.0 million, total deposits of $288.9 million and stockholders’ equity of $59.9 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the consolidated financial statements and related data, relates primarily to the Bank.

1st Security Bank of Washington is a relationship-driven community bank. The Bank delivers banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities. The Bank emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Bank is also actively involved in community activities and events within these market areas, which further strengthens relationships within these markets. The Bank has been serving the Puget Sound area since 1936. Originally chartered as a credit union, and known as Washington’s Credit Union, the Bank served various select employment groups. On April 1, 2004, the Bank converted from a credit union to a Washington state-chartered mutual savings bank. Upon completion of the Conversion in July 2012, 1st Security Bank of Washington became a Washington state-chartered stock savings bank and the wholly owned subsidiary of the Company. At December 31, 2012, the Bank maintained six bank branch locations and one loan origination branch, along with the headquarters.
1st Security Bank of Washington is a diversified lender with a focus on the origination of home improvement loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans, represent the largest portion of the loan portfolio and have traditionally been the mainstay of the Bank’s lending strategy, a carryover from its days as a credit union. Going forward, the Bank plans to place more emphasis on certain lending products, such as commercial real estate, commercial business and residential construction lending, while maintaining the current size of the consumer loan portfolio. The Bank also reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale into the secondary market, through a mortgage banking program. Future lending strategies are intended to take advantage of: (1) the Bank’s historical strength in indirect consumer lending, (2) recent market dislocation that has created new lending opportunities, and (3) relationship lending. Retail deposits will continue to serve as an important funding source. For more information regarding the business and operations of 1st Security Bank of Washington, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
1st Security Bank of Washington is examined and regulated by the Washington Department of Financial Institutions (“DFI”), its primary regulator, and by the Federal Deposit Insurance Corporation (“FDIC”). 1st Security Bank of Washington is required to have certain reserves set by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and is a member of the Federal Home Loan Bank of Seattle (“FHLB” or “FHLB of Seattle”), which is one of the 12 regional banks in the Federal Home Loan Bank System.
The principal executive offices of the Company are located at 6920 220th Street SW, Mountlake Terrace, Washington 98043 and its telephone number is (425) 771-5299.
Market Area

The Bank conducts operations out of the main administrative office, one home lending office and six full-service bank branch offices in the Puget Sound region of Washington. The administrative office is located in Mountlake Terrace, in Snohomish County, Washington. The home lending office is located in Bellevue, in King County, Washington. Three branch offices are located in Snohomish County, while there is one office each in King and Pierce Counties to the south and Kitsap County to the west. One branch is scheduled to open in the second quarter of 2013 and will be located in Seattle, King County, Washington.

The primary market area for business operations is the Seattle-Tacoma-Bellevue, WA Metropolitan Statistical Area (the “Seattle MSA”). Kitsap County, though not in the Seattle MSA, is also part of the Bank’s market area. This overall region is typically known as the “Puget Sound” region. The population of the Puget Sound region was an estimated 3.8 million in 2011, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.
The Puget Sound region is the largest business center in both the state of Washington and the Pacific Northwest. Currently, key elements of the economy are aerospace, military bases, clean technology, biotechnology, education, information technology, logistics, international trade and tourism. The region is well known for the long presence of The Boeing Corporation and Microsoft, two major industry leaders, and for its leadership in technology. The workforce in general is well-educated and strong in technology. Washington state’s location with regard to the Pacific Rim, along with a deepwater port has made international trade a significant part of the regional economy. Tourism has also developed into a major industry for the area, due to the scenic beauty, temperate climate and easy accessibility.
King County, the location of the city of Seattle, has the largest employment base and overall level of economic activity. King County’s largest employers include The Boeing Company, Microsoft Corporation, and the University of Washington. Companies that are headquartered in King County include Alaska Airlines, Amazon.com, Costco, Starbucks and Microsoft. Pierce County’s economy is also well diversified with the presence of military related government employment (Joint Base Lewis-McChord), along with health care (the Franciscan Health System and the Multicare Health System). In addition, there is a large employment base in the economic sectors of shipping (the Port of Tacoma) and aerospace employment (Boeing). Snohomish County to the north has an economy based on aerospace employment (Boeing), military (the Everett Naval Station) along with additional employment concentrations in biotechnology, electronics/computers, and wood products. Eight of the largest employers in the state are headquartered in King County.
The United States Navy is a key element for Kitsap County’s economy. The United States Navy is the largest employer in the county, with installations at Puget Sound Naval Shipyard, Naval Undersea Warfare Center Keyport and Naval Base Kitsap (which comprises former Naval Submarine Base Bangor, and Naval Station Bremerton). The largest private employers in the county are the Harrison Medical Center, Wal-Mart, and Port Madison Enterprises.
The 2011 median household income and per capita income levels in King, Snohomish, and Kitsap Counties were higher than the state and national averages, while Pierce County reported income levels slightly below the Washington state average. Approximately 86.6% of King County households had income levels in excess of $50,000 annually in 2010, compared to 82.5% for the state of Washington and 79.2% for the United States. In 2008, the U.S. Census Bureau determined that Seattle has the highest percentage of college and university graduates of any U.S. city; it was listed as the most literate or second most literate city of the country every year since 2005. Seattle’s high income and education levels, especially compared to other major cities, result in King County ranking in the top 100 wealthiest counties in the United States.
Unemployment in Washington was an estimated 7.6% as of December 31, 2012, down from a high of 10.2% in March 2010, closely paralleling national trends. Unemployment rates in Pierce, Kitsap, King, Snohomish counties have improved in the last 24 months after dropping from their 2010 first quarter highs. As of December 2012, Kitsap County and King County reported rates slightly lower that the state and national averages, at 6.1% and 7.0%, respectively. Year end 2012 estimated unemployment in Pierce County was 8.5%, and estimated unemployment in Snohomish County was 6.7%. Of the four counties, Snohomish and King Counties reflected the largest improvement year over year with unemployment dropping 1.3% in Snohomish County and 1.0% in King County.
According to the Washington Center for Real Estate Research, home values in the state of Washington began improving in the first half of 2012. For the quarter ended June 30, 2012, the average home value was $261,000 in Snohomish County, $195,000 in Pierce County, $371,000 in King County, and $242,000 in Kitsap County. Compared to the statewide average increase in home values of 4.0% over the second quarter, Snohomish and King counties have performed at the highest level, with 8.2% and 6.5% increases, respectively. Kitsap County increased 3.1% year over year, slightly below the state average. Pierce County continued to experience a slight decline with home prices declining 0.9% year over year. King County has experienced a dramatic increase in building permits with a 100.5% increase year over year as of December 31, 2012.

For a discussion regarding the competition in the Company’s primary market area, see “—Competition.”
Lending Activities

General. Historically, while operating as a credit union, the primary emphasis was the origination of consumer loans (primarily indirect home improvement and automobile-secured loans), one-to-four-family residential first mortgages, and second mortgage/home equity loan products. More recently, while maintaining the active indirect consumer lending program, the Bank has shifted the lending focus to non-mortgage commercial business loans, as well as commercial real estate and residential construction and development loans. The Bank has also reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale in the secondary market. While maintaining the Bank’s historical strength in consumer lending, the Bank recently added management and personnel in the commercial lending area to take advantage of the relatively favorable long-term business and economic environments prevailing in the markets for small business lending.

Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Commercial	$33,250	11.88%	$28,931	13.09%	$28,061	11.86%	$29,099	12.20%	$25,872	11.33%
Construction and development	31,893	11.39	10,144	4.59	9,805	4.15	17,390	7.29	23,861	10.45
Home equity	15,474	5.53	14,507	6.56	15,655	6.62	16,448	6.90	18,689	8.19
One-to-four-family(1)	13,976	4.99	8,752	3.96	13,218	5.59	8,233	3.45	6,969	3.05
Multi-family	3,202	1.14	1,175	0.53	1,159	0.49	409	0.17	408	0.18
Total real estate loans	97,795	34.93	63,509	28.73	67,898	28.71	71,579	30.01	75,799	33.20

Consumer Loans
Indirect home improvement	86,249	30.82	81,143	36.70	94,833	40.10	89,883	37.68	75,203	32.94
Recreational	17,968	6.42	24,471	11.07	24,105	10.19	18,011	7.55	12,165	5.33
Automobile	2,416	0.86	5,832	2.64	12,645	5.35	23,359	9.79	30,514	13.37
Home improvement	651	0.23	934	0.42	1,295	0.55	1,725	0.72	2,203	0.96
Other	1,386	0.50	1,826	0.83	2,887	1.21	4,277	1.80	6,190	2.71
Total consumer loans	108,670	38.83	114,206	51.66	135,765	57.40	137,255	57.54	126,275	55.31

Commercial business loans	73,465	26.24	43,337	19.61	32,841	13.89	29,699	12.45	26,218	11.49
Total gross loans receivable	279,930	100.00%	221,052	100.00%	236,504	100.00%	238,533	100.00%	228,292	100.00%

Less:
Deferred costs, fees and discounts, net	(283)		424		223		313		280
Allowance for loan losses	(4,698)		(4,345)		(5,905)		(7,405)		(5,598)
Total loans receivable, net	$274,949		$217,131		$230,822		$231,441		$222,974

(1) Excludes loans held for sale.

The following table shows the composition of the loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Real estate loans
Commercial	$20,947	7.48%	$17,578	7.95%	$16,333	6.90%	$15,729	6.59%	$16,449	7.20%
Construction and development	3,958	1.41	3,407	1.54	1,556	0.66	501	0.21	105	0.05
Home equity	2,557	0.91	2,154	0.97	2,784	1.18	3,839	1.61	5,399	2.36
One-to-four-family(1)	8,328	2.98	5,452	2.47	6,585	2.79	4,552	1.91	6,159	2.70
Multi-family	2,053	0.73	1,175	0.53	1,159	0.49	409	0.17	405	0.17
Total real estate loans	37,843	13.51	29,766	13.46	28,417	12.02	25,030	10.49	28,517	12.48

Consumer	108,500	38.76	114,201	51.65	135,752	57.39	137,231	57.53	126,221	55.29
Commercial business	16,959	6.06	8,971	4.07	1,049	0.45	870	0.36	454	0.20
Total fixed-rate loans	163,302	58.33	152,938	69.18	165,218	69.86	163,131	68.38	155,192	67.97

Adjustable-rate loans:
Real estate loans
Commercial	12,303	4.40	11,353	5.14	11,728	4.96	13,370	5.61	9,423	4.13
Construction and development	27,935	9.98	6,737	3.05	8,249	3.49	16,889	7.08	23,756	10.40
Home equity	12,917	4.61	12,353	5.59	12,871	5.44	12,609	5.29	13,290	5.83
One-to-four-family(1)	5,648	2.02	3,300	1.49	6,633	2.80	3,681	1.54	810	0.35
Multi-family	1,149	0.41	—	—	—	—	—	—	3	0.01
Total real estate loans	59,952	21.42	33,743	15.27	39,481	16.69	46,549	19.52	47,282	20.72

Consumer	170	0.06	5	0.01	13	0.01	24	0.01	54	0.02
Commercial business	56,506	20.19	34,366	15.54	31,792	13.44	28,829	12.09	25,764	11.29
Total adjustable-rate loans	116,628	41.67	68,114	30.82	71,286	30.14	75,402	31.62	73,100	32.03
Total gross loans receivable	279,930	100.00%	221,052	100.00%	236,504	100.00%	238,533	100.00%	228,292	100.00%

Less:
Deferred costs, fees and discounts, net	(283)		424		223		313		280
Allowance for loan losses	(4,698)		(4,345)		(5,905)		(7,405)		(5,598)
Total loans receivable, net	$274,949		$217,131		$230,822		$231,441		$222,974
(1) Excludes loans held for sale.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate
	Commercial		Construction and Development		Home Equity		One-to-Four-Family		Multi-family		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending December 31,
2013(1)	$7,456	4.34%	$27,713	6.76%	$12,918	5.03%	$2,895	6.30%	$148	6.00%	$2,008	10.60%	$58,814	5.10%	$111,952	5.58%
2014	3,824	6.26	2,190	6.57	—	—	—	—	319	4.00	1,473	8.90	4,013	3.55	11,819	5.66
2015	7,577	4.82	—	—	—	—	544	5.50	52	6.00	2,080	8.69	2,782	6.42	13,035	5.81
2016 and 2017	3,450	4.11	249	5.00	—	—	1,606	4.40	505	4.38	9,581	8.85	7,120	5.04	22,511	6.46
2018 to 2022	10,941	5.42	1,741	5.62	1,852	7.34	805	5.35	1,360	4.33	47,310	9.81	736	5.42	64,745	8.66
2023 to 2027	—	—	—	—	370	7.67	1,788	4.17	694	5.74	39,643	7.65	—	—	42,495	7.47
2028 and following	2	5.00	—	—	334	9.00	6,338	4.79	124	5.54	6,575	7.18	—	—	13,373	6.07
Total	$33,250	5.00%	$31,893	6.67%	$15,474	5.46%	$13,976	5.04%	$3,202	4.76%	$108,670	8.76%	$73,465	5.07%	$279,930	6.69%
_______________
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2013 which have predetermined interest rates is $147.6 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $20.4 million.

Lending Authority. The Chief Credit Officer has the authority to approve individual loans up to $3.0 million and aggregate loans to one borrower of up to $5.0 million. The Chief Executive Officer has the authority to approve loans up to $1.5 million. Loans in excess of $3.0 million generally require approval of the Loan Committee, which includes members of the Board of Directors of the Bank. The Chief Credit Officer may delegate lending authority to other individuals at levels consistent with their responsibilities.
Management has implemented a policy lending limit that it believes matches the Washington State legal lending limit. At December 31, 2012, the Bank’s internal policy limits loans to one borrower and the borrower’s related entities to 20% of the Bank's unimpaired capital and surplus, or approximately $10.3 million at December 31, 2012. The Bank’s largest loan or lending relationship at December 31, 2012, totaled $8.6 million and consisted of two lines of credit, the largest was an $8.4 million warehouse line of credit secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage company. The next two largest lending relationships at December 31, 2012, totaled $7.7 million and $6.9 million. Both of these were warehouse lines of credit, which are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage company. The next largest lending relationship at December 31, 2012, totaled $6.4 million and consisted of two lines of credit to a limited liability company. One of these lines had an outstanding balance of $5.5 million secured by 42 rental homes and the other line had an outstanding balance of $908,000 secured by six rental homes. The next largest lending relationship at December 31, 2012, totaled $4.5 million and consisted of a master line of credit that is used to fund new and used leases on vehicles which are perfected with a certificate of title naming the Bank as the legal owner for each lease written and funded. At December 31, 2012, the Bank had one additional relationship that exceeded $4.0 million which is secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage company. All of the foregoing loans were current at December 31, 2012.
Commercial Real Estate Lending. The Bank offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including retail centers, warehouses and office buildings located in the market areas. The Bank also has a limited amount of loans secured by multi-family residences. At December 31, 2012, commercial real estate loans (including multi-family residential loans) totaled $36.5 million, or 13.0%, of the gross loan portfolio.
The Bank’s loans secured by commercial real estate are originated with a fixed or variable interest rate for up to a 10-year term and a 25-year amortization. The variable rate loans are indexed to the prime rate of interest or a short-term LIBOR rate, with rates ranging from 0.5% below the prevailing index rate to 3.0% above the prevailing rate. Loan-to-value ratios on the Bank’s commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. In addition, personal guarantees are obtained from the primary borrowers on substantially all credits.
Loans secured by commercial real estate are generally underwritten based on the net operating income of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. The Bank generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be sufficient to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers. The Bank does not generally maintain insurance or tax escrows for loans secured by commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide financial information on at least an annual basis.
Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to-four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.
The Bank intends to continue to emphasize commercial real estate lending and, as a result, the Bank has assembled a highly experienced team, with an average of over 20 years experience. The Chief Credit Officer has over 25 years of commercial lending experience in the northwestern U.S. region, and the Chief Lending office over 20 years.

Management has also hired experienced commercial loan officers to support the Bank’s commercial real estate lending objectives. As the commercial loan portfolio expands, the Bank intends to bring in additional experienced personnel in the areas of loan analysis and commercial deposit relationship management, as needed.
Construction and Development Lending. The Bank expanded its residential construction lending team in 2011 with a focus on vertical, in-city development. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Bank has implemented this strategy to take advantage of what is believed to be an unmet demand for construction and ADC loans to experienced, successful and relationship driven builders in the market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2012, construction and development loans totaled $31.9 million, or 11.4%, of the gross loan portfolio and consisted of loans for commercial construction projects, primarily for vertical construction, and $2.5 million of land acquisition and development loans.
The Bank's residential construction lending program focuses on the origination of loans for the purpose of constructing, on both a pre-sold and speculative basis, and selling primarily one-to-four-family residences within the market area. The Bank generally limits these types of loans to known builders and developers in the market area. Construction loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan is generally paid off through the sale of the newly constructed home and a permanent loan from another lender, although commitments to convert to a permanent loan may be made by us. Construction loans are made with a maximum loan-to-value ratio of the lower of 95% of cost or 80% of appraised value at completion. These loans generally include an interest reserve of 5% to 7% of the loan commitment amount.
Commitments to fund construction loans generally are made subject to an appraisal of the property by an independent licensed appraiser. The Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection by a third party inspector based on the percentage of completion method.
The Bank may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2012, included in the $31.9 million of construction loans, were three residential land acquisition and development loans for finished lots totaling $788,000 and two commercial land acquisition and development loans totaling $2.1 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Bank is repaid before all the lots are sold.
Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, the Bank may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, the Bank may be confronted with a project that, when completed, has a value that is insufficient to generate full payment. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly affected by supply and demand conditions.
The Bank seeks to address the forgoing risks associated with construction development lending by developing and adhering to underwriting policies, disbursement procedures and monitoring practices. Specifically, the Company (i) seeks to diversify loans in the market area, (ii) evaluate and document the creditworthiness of the borrower and the viability of the proposed project, (iii) limit loan-to-value ratios to specified levels, (iv) control disbursements on construction loans on the basis of on-site inspections by bank personnel, and (v) monitor economic conditions and the housing inventory in each market. No assurances, however, can be given that these practices will be successful in mitigating the risks of construction development lending.
Home Equity Lending. The Bank has been active in second mortgage and home equity lending, with the focus of this lending being conducted in the Bank’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of ten years and a term to maturity of 15 years.

Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratios of up to 90%, including any underlying first mortgage. Second mortgage home equity loans are typically fixed rate, amortizing loans with terms of up to 15 years. Total second mortgage/home equity loans totaled $15.5 million, or 5.5% of the gross loan portfolio, as of December 31, 2012, $12.9 million of which were adjustable rate home equity lines of credit. Unfunded commitments on loans and lines of credit at December 31, 2012 was $11.9 million.
Residential. The Bank originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Bank originates one-to-four-family residential mortgage loans through referrals from real estate agents, builders and from existing customers. Walk-in customers are also an important source of the Bank’s loan originations. The Bank originated $145.7 million of one-to-four-family mortgages during 2012, of which $130.1 million were sold to investors. Of the loans sold to investors, $106.5 million were sold to Fannie Mae and/or Freddie Mac with servicing rights retained in order to further build the relationship with the customer. At December 31, 2012, one-to-four-family residential mortgage loans totaled $14.0 million, or 5.0%, of the gross loan portfolio, excluding loans held for sale of $8.9 million.
The Bank will generally underwrite the one-to-four-family loans based on the applicant’s ability to repay. This includes employment and credit history and the appraised value of the subject property. The Bank will lend up to 100% of the lesser of the appraised value or purchase price for one-to-four-family first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, the Bank generally requires either private mortgage insurance or government sponsored insurance in order to mitigate the higher risk level associated with higher loan-to-value loans. Fixed-rate loans secured by one-to-four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise the borrower’s payments rise, increasing the potential for default. Properties securing the one-to-four-family loans are appraised by independent fee appraisers who are selected in accordance with industry and regulatory standards. The Bank requires borrowers to obtain title and hazard insurance, and flood insurance, if necessary. Loans are generally underwritten to the secondary market guidelines with overlays as determined by the internal underwriting department.
Consumer Lending. Consumer lending represents a significant and important historical activity for the Bank, primarily reflecting the indirect lending through home improvement contractors and dealers. As of December 31, 2012, consumer loans totaled $108.7 million, or 38.8% of the gross loan portfolio.
The Bank’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the loan portfolio and have traditionally been the mainstay of the Company’s lending strategy. These loans totaled $86.2 million, or 30.8% of total loans and 79.4% of total consumer loans, at December 31, 2012. Indirect home improvement loans are originated through a network of approximately 120 home improvement contractors and dealers located in Washington, Oregon and California. Four dealers are responsible for a majority or 50.4% of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems and roofing materials.
In connection with fixture secured loans, the Bank receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. The loans are processed through the loan origination software, with approximately 40% of the loan applications receiving an automated approval based on the information provided, and the remaining loans processed by the Bank’s credit analysts. The Bank follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using FICO credit scores to approve loans.
The Bank’s fixture secured loans generally range in amounts from $2,500 to $50,000, and generally carry terms of up to 15 years with fixed rates of interest. In some instances, the participating dealer may pay a fee to buy down the borrower's interest rate to a rate below the Bank's published rate. Fixture secured loans are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence. The Bank generally files a UCC-2 financing statement to perfect the security interest in the personal property in situations where the borrower’s credit score is below 720 or the home improvement loan is for an amount in excess of $10,000. Perfection gives the Bank a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest.  The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.

The decline in home prices experienced in the market area in recent years has resulted in a lower level of demand for home improvement loans, as homeowners are less likely to invest in existing homes if the amount owed on the property exceeds the current fair value. Thus, the Bank has experienced a modest decline in the balances of these types of loans. In order to maintain the Bank’s indirect home improvement loan volume, the Bank expanded this line of business into the State of California. The Bank has currently entered the California market with a limited number of contractors and dealers. As of December 31, 2012, the Bank had $2.5 million in loans to borrowers that reside in California.
The Bank also offers other consumer loans, primarily secured by boats and automobiles. Recreational loans, substantially all of which are boat loans, represent the second largest segment of the consumer loan portfolio, with the balances increasing in recent periods as a replacement for the reduction in auto loans. As of December 31, 2012, the recreational loan portfolio totaled $18.0 million, or 6.4% of total loans and 16.5% of total consumer loans. Boat loans are originated with borrowers on both a direct and indirect basis and carry terms of up to 20 years, and generally have fixed rates of interest. The Bank requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.
The Bank sold 366 consumer marine loans with an aggregate principal balance of approximately $12.6 million in the fourth quarter of 2012 to reduce interest rate risk and recognize a premium on the sale of the loans. The loans, on average, had 15-20 year fixed amortization schedules and an average interest rate of 7.70%. Loans were sold with short term recourse associated with the repayment characteristics (primarily past due status) of the loans that resulted in a reserve of $67,000 being established at sale. This recourse reserve will remain in effect until June 12, 2013, at which point the asset quality recourse agreement with the buyer ends.
Automobile loans represent a prior lending focus whereby indirect loans were originated through a dealer network throughout the northwest region of the United States for new and used cars. However, this program has been terminated and auto loans are currently only originated at branch office locations. The balance of auto loans has declined substantially in recent years and totaled $2.4 million, or 0.9% of the gross loan portfolio, at December 31, 2012. Auto loans currently originated by the branches may be written for up to seven years for a new or used car with fixed rates of interest. The Bank also originates a small number of other consumer loans, including direct home improvement, loans on deposit and other consumer loans, which totaled $2.1 million as of December 31, 2012. These loans generally carry fixed as well and terms up to five years.
In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. Over the last several years the Bank has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods. As of December 31, 2012, 66.4% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 94.8% was originated with borrowers having a FICO score over 660 at the time of origination.
Consumer loans generally have shorter terms to maturity, which reduces the Bank’s exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Consumer and other loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as boats, automobiles and other recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In the case of fixture secured loans, it is very difficult to repossess the personal property securing these loans as they are typically attached to the borrower’s personal residence. Accordingly, if a borrower defaults on a fixture secured loan the only practical recourse, due to the general small size of these loans, is to wait until the borrower wants to sell or refinance the home, at which time if there is a perfected security interest the Bank generally will be able to collect.
Commercial Business Lending. The Bank originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory or property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2010 the Bank commenced a mortgage warehouse lending program through which the Bank funds third party mortgage bankers. Under this program the Bank provides short term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Bank’s warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principle shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. At December 31, 2012, the Bank had approved warehouse lending lines for eight companies with varying limits from $4.0 million up to $9.0 million for an aggregate amount of $58.0 million. During the year ended December 31, 2012, the Bank processed approximately 2,000 loans and funded approximately $555.0 million under this program, with $38.9 million outstanding at December 31, 2012. In addition, the Bank recently started to offer Small Business Administration ("SBA") loans to bank customers and had $1.9 million of SBA loans outstanding at December 31, 2012.
Commercial business loans may be fixed-rate, but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of the commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest only payments required during the term, while other loans may reprice on an annual basis and amortize over a two to five year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which is generally set between 4.5% and 5.5%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Bank also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2012, the commercial business loan portfolio totaled $73.5 million, or 26.2%, of the gross loan portfolio including warehouse lending loans.
At December 31, 2012, most of the commercial business loans were secured. The Bank’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of credit analysis. The Bank generally requires personal guarantees on commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. At December 31, 2012, the largest commercial business lending relationship consisted of two loans, with an aggregate outstanding balance of $8.6 million, to a single borrower consists of: a warehouse line of credit secured by the underlying notes associated with mortgage loans and a line of credit secured by all business assets.
Unlike residential mortgage loans, commercial business loans, particularly unsecured loans, are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and, therefore, are of higher risk. The Bank makes commercial loans secured by business assets, such as accounts receivable, inventory, equipment, real estate and cash as collateral with loan-to-value ratios of up to 80%, based on the type of collateral. This collateral depreciates over time, may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).
Loan Originations, Servicing, Purchases and Sales

The Bank originates both fixed-rate and adjustable-rate loans. The ability to originate loans, however, is dependent upon customer demand for loans in the market areas. Over the past few years, the Bank has continued to originate consumer loans, and increased emphasis on commercial real estate and commercial business lending, and to a lesser extent construction and development lending. Demand is affected by competition and the interest rate environment. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of commercial business and real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.
In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The Bank will sell long-term, fixed-rate residential real estate loans in the secondary market to mitigate interest rate risk. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allowed for a servicing fee on loans when the servicing is retained by the Bank. Most residential real estate loans sold by the Bank were sold with servicing retained. The Bank earned mortgage servicing fees of $186,000 for the year ended December 31, 2012. At December 31, 2012, the Bank was servicing a $130.5 million portfolio. Those servicing rights constituted a $1.1 million asset on the books on that date, which is amortized in proportion to and over the period of the net servicing income. These mortgage servicing rights are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of the mortgage servicing rights at December 31, 2012 was $1.1 million. See Notes 4 and 14 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.

The following table presents the activity related to loans serviced for others.

Beginning balance at December 31, 2011	(In thousands)
One-to-four-family	$43,708
Commercial SBA	2,087
Subtotal	45,795
Additions
One-to-four-family	106,513
Commercial SBA	—
Subtotal	106,513
Repayments
One-to-four-family	(21,647)
Commercial SBA	(172)
Subtotal	(21,819)
Ending balance at December 31, 2012
One-to-four-family	128,574
Commercial SBA	1,915
Total	$130,489

Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Years ended December 31,
	2012	2011
	(In thousands)
Originations by type:
Fixed-rate:
Commercial	$2,379	$6,436
Construction and development	250	1,302
Home equity	914	—
One-to-four-family (1)	4,076	44
Loans held for sale (2)	138,999	—
Multi-family	1,895	31
Consumer	43,663	26,254
Commercial business (excluding warehouse lines)	8,767	8,098
Total fixed-rate	200,943	42,165

Adjustable- rate:
Commercial	2,536	163
Construction and development	67,004	5,475
Home equity	2,237	4,007
One-to-four-family (1)	3,913	533
Multi-family	1,199	—
Consumer	213	—
Commercial business (excluding warehouse lines)	14,116	12,956
Warehouse lines, net	21,542	17,405
Total adjustable-rate	112,760	40,539
Total loans originated	313,703	82,704

Sales and repayments:
Commercial	—	2,100
Loans held for sale	130,130	—
Consumer	12,597	—
Commercial business	—	1,470
Total loans sold	142,727	3,570
Total principal repayments	103,228	94,586
Total reductions	245,955	98,156
Net increase (decrease)	$67,748	$(15,452)

(1) One-to-four-family portfolio loans.
(2) One-to-four-family held for sale loans are included as fixed rate originations.

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of loans secured by residential real estate, a late notice typically is sent 16 days after the due date, and the borrower is contacted by phone within 16 to 25 days after the due date. When the loan is 30 days past due, an action plan is formulated for the credit under the direction of the Manager of the Loan Control department. Generally, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a loan control representative who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, a loan control representative will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. Between 90 - 120 days past due, a value is obtained for the loan collateral. At that time, a mortgage analysis is completed to determine the loan-to-value ratio and any collateral deficiency. If foreclosed, generally the Bank takes title to the property and sells it directly through a real estate broker.
Delinquent consumer loans are handled in a similar manner. Appropriate action is taken in the form of phone calls and notices to collect any loan payment that is delinquent more than 16 days. Once the loan is 90 days past due, it is classified as non-accrual. Generally, credits are charged off if past due 120 days, unless the collections department provides support for continuing its collection efforts. Bank procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.
Delinquent commercial business loans and loans secured by commercial real estate are handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The loan officer works with outside counsel and, in the case of real estate loans, a third party consultant to resolve problem loans. In addition, management meets as needed and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the loan committee and the board on a monthly basis. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Bank generally will initiate foreclosure or repossession proceedings on any collateral securing the loan.
The following table shows delinquent loans by the type of loan and number of days delinquent as of December 31, 2012.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans
Commercial	—	$—	—%	1	$783	2.35%	1	$783	2.35%
Construction and development	—	—	—	—	—	—	—	—	—
Home equity	9	484	3.13	5	248	1.60	14	732	4.73
One-to-four-family	—	—	—	2	344	2.46	2	344	2.46
Multi-family	—	—	—	—	—	—	—	—	—
Total real estate loans	9	484	0.49	8	1,375	1.41	17	1,859	1.90

Consumer
Indirect home improvement	39	300	0.35	39	295	0.34	78	595	0.69
Recreational	1	2	0.01	—	—	—	1	2	0.01
Automobile	1	1	0.04	2	10	0.42	3	11	0.46
Home improvement	—	—	—	1	32	4.92	1	32	4.92
Other	2	11	0.79	—	—	—	2	11	0.79
Total consumer loans	43	314	0.29	42	337	0.31	85	651	0.60
Commercial business loans	—	—	—	2	194	0.26	2	194	0.26
Total	52	$798	0.29%	52	$1,906	0.68%	104	$2,704	0.97%

Non-performing Assets. The following table sets forth information with respect to the Bank’s non-performing assets.

	December 31,
	2012	2011	2010	2009	2008
Non-accruing loans:	(Dollars in thousands)
Real estate loans
Commercial	$783	$—	$1,201	$—	$—
Construction and development	—	623	2,175	6,758	1,953
Home equity	248	267	574	40	87
One-to-four-family	344	412	211	—	—
Total real estate loans	1,375	1,302	4,161	6,798	2,040

Consumer loans
Indirect home improvement	295	454	522	276	308
Recreational	—	1	38	119	32
Automobile	10	23	54	35	62
Home improvement	32	—	75	3	—
Other	—	20	3	60	16
Total consumer loans	337	498	692	493	418
Commercial business loans	194	427	1,387	—	—
Total non-accruing loans	1,906	2,227	6,240	7,291	2,458

Accruing loans delinquent more than 90 days:
Home equity	—	—	62	163	30
Total accruing loans delinquent more than 90 days	—	—	62	163	30

Real estate owned	2,127	4,589	3,701	5,484	—

Repossessed automobiles, recreational vehicles	31	78	78	130	44

Total non-performing assets	$4,064	$6,894	$10,081	$13,068	$2,532

Restructured loans (1)	$3,260	$3,249	$1,508	$—	$—

Total non-performing assets as a percentage of total assets	1.13%	2.43%	3.45%	4.64%	0.99%
(1) $892,000 of restructured loans are included in non-accural loan categories above.

For the year ended December 31, 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $66,000. The amount that was included in interest income on such loans was $14,000.
Real Estate Owned and Repossessed Property. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had four real estate owned properties as of December 31, 2012, totaling $2.1 million, consisting of two $1.3 million residential lot developments, one $740,000 commercial building/lot, one $93,000 condo conversion. The Company had repossessed property totaling $31,000 at December 31, 2012.
Restructured Loans. According to generally accepted accounting principles ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as a “troubled debt restructuring.” In general, the modification or restructuring of a debt is considered a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrowers that would not otherwise be considered. The Bank had seven restructured loans as of December 31, 2012, totaling $3.3 million, of which $2.4 million of the four restructured loans have performed as agreed for over six months and are listed as accrual loans. The remaining three loans totaling $892,000 are secured by a single family residential loans, a commercial business loan, and a commercial real estate loan, which are included in non-accruing loans in the table above.
Other Assets Especially Mentioned. At December 31, 2012, there was approximately $675,000 of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.
Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets (such as other real estate owned and repossessed property), debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
When the Bank classifies problem assets as either substandard or doubtful, a specific allowance may be established in an amount deemed prudent to address specific impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. The Bank’s determination as to the classification of assets and the amount of valuation allowances is subject to review by the FDIC and the DFI, which can order the establishment of additional loss allowances. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.
In connection with the filing of periodic reports with the FDIC and in accordance with the Bank’s classification of assets policy, the Bank regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Bank’s assets, as of December 31, 2012, the Bank had classified $4.3 million of assets. The $4.3 million of classified assets represented 7.1% of equity and 1.2% of total assets as of December 31, 2012. At December 31, 2012 the Bank had classified $675,000 of loans as special mention.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. More complex loans, such as commercial real estate loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of net operating income and available cash flow and their possible impact on collateral values.
The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.
The provision for loan losses was $2.9 million for the year ended December 31, 2012. The allowance for loan losses was $4.7 million or 1.7% of total loans at December 31, 2012 as compared to $4.3 million, or 2.0% of total loans outstanding at December 31, 2011. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates. Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.
Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in the loan portfolio. See Notes 1 and 3 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of year to (1):
Real estate loans
Commercial	$247	11.88%	$218	13.09%	$246	11.86%	$370	12.20%	$2,513	11.33%
Construction and development	557	11.39	206	4.59	670	4.15	1,751	7.29	505	10.45
Home equity	598	5.53	242	6.56	265	6.62	191	6.90	170	8.19
One-to-four-family	277	4.99	181	3.96	170	5.59	59	3.45	16	3.05
Multi-family	21	1.14	9	0.53	5	0.49	2	0.17	1	0.18
Total real estate loans	1,700	34.93	856	28.73	1,356	28.71	2,373	30.01	3,205	33.20

Consumer loans
Indirect home improvement	1,862	30.82	2,205	36.70	2,580	40.10	2,108	37.68	1,188	32.94
Recreational	247	6.42	412	11.07	544	10.19	633	7.55	197	5.33
Automobile	31	0.86	279	2.64	405	5.35	931	9.79	583	13.37
Home improvement	17	0.23	20	0.42	47	0.55	64	0.72	54	0.96
Other	21	0.50	38	0.83	68	1.21	168	1.80	125	2.71
Total consumer loans	2,178	38.83	2,954	51.66	3,644	57.40	3,904	57.54	2,147	55.31

Commercial business loans	820	26.24	535	19.61	905	13.89	1,128	12.45	246	11.49

Total	$4,698	100.00%	$4,345	100.00%	$5,905	100.00%	$7,405	100.00%	$5,598	100.00%

(1) Unallocated allowance for loan losses has been allocated to the appropriate loan categories based on a percentage of the loan receivables balance for that category.

Management believes that it uses the best estimate information available to determine the allowance for loan losses. However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance. The following table sets forth an analysis of the allowance for loan losses at the dates and for the periods indicated.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$4,345	$5,905	$7,405	$5,598	$2,744

Charge-offs:
Real estate loans
Commercial	48	152	—	—	—
Construction and development	94	38	1,529	1,436	843
Home equity	381	435	163	160	18
One-to-four-family	257	11	32	—	—
Total real estate loans	780	636	1,724	1,596	861
Consumer loans
Indirect home improvement	2,156	2,497	2,490	2,195	1,006
Recreational	203	372	413	545	93
Automobile	137	507	637	1,380	615
Home improvement	—	52	76	35	11
Other	85	91	178	174	112
Total consumer loans	2,581	3,519	3,794	4,329	1,837
Commercial business loans	179	684	175	—	—
Total charge-offs	3,540	4,839	5,693	5,925	2,698

Recoveries:
Real estate loans
Home equity	9	30	—	—	60
Total real estate loans	9	30	—	—	60
Consumer loans
Indirect home improvement	630	528	351	262	269
Recreational	107	52	70	53	36
Automobile	171	252	275	305	178
Home improvement	8	14	—	1	1
Other	36	34	17	44	71
Total consumer loans	952	880	713	665	555
Commercial business loans	19	—	—	—	—

Total recoveries	980	910	713	665	615

Net charge-offs	2,560	3,929	4,980	5,260	2,083
Additions charged to operations	2,913	2,369	3,480	7,067	4,937
Balance at end of year	$4,698	$4,345	$5,905	$7,405	$5,598
Net charge-offs during the year to average loans outstanding during the year	1.03%	1.81%	2.11%	2.27%	1.00%
Net charge-offs during the year to average non-performing assets	46.72%	0.51%	47.40%	89.36%	148.57%
Allowance as a percentage of non-performing loans	246.48%	195.11%	93.70%	99.34%	225.00%
Allowance as a percentage of gross loans receivable (end of year)	1.68%	1.97%	2.50%	3.10%	2.45%

Investment Activities

General. Under Washington law, savings banks are permitted to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities, and obligations of states and their political sub-divisions.
The Chief Financial Officer has the responsibility for the management of the Bank’s investment portfolio, subject to consultation with the Chief Executive Officer, and the direction and guidance of the board of directors. Various factors are considered when making investment decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of the Bank’s investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” of this Form 10-K.
As a member of the FHLB of Seattle, the Bank had $1.8 million in stock of the FHLB of Seattle at December 31, 2012. For the year ended December 31, 2012, the Bank received no dividends from the FHLB of Seattle. During 2012, the FHLB of Seattle repurchased approximately $32,000 in excess stock at par from the Bank, resulting in a reduction in the balance of stock at the Bank.
The table below sets forth information regarding the composition of the securities portfolio and other investments at the dates indicated. At December 31, 2012, the securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2012		2011		2010
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available-for-sale
Federal agency securities	$12,287	$12,552	$14,202	$14,329	$6,175	$6,086
Corporate securities	2,492	2,488	—	—	—	—
Municipal bonds	8,863	9,060	3,905	4,005	1,144	1,103
Mortgage-backed securities	18,766	19,213	8,476	8,565	434	453
Total securities available-for-sale	42,408	43,313	26,583	26,899	7,753	7,642

Federal Home Loan Bank stock	1,765	1,765	1,797	1,797	1,797	1,797

Total securities	$44,173	$45,078	$28,380	$28,696	$9,550	$9,439

The composition and contractual maturities of the investment portfolio at December 31 2012, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2012
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Federal agency securities	$505	1.15%	$2,832	1.39%	$8,433	2.02%	$517	1.57%	$12,287	1.82%	$12,552
Corporate securities	—	—	1,992	0.91	500	1.55	—	—	2,492	1.04	2,488
Municipal bonds	—	—	2,145	2.09	2,496	1.95	4,222	2.85	8,863	2.41	9,060
Mortgage-backed securities	—	—	—	—	5,616	1.74	13,150	2.43	18,766	2.22	19,213
Total securities available-for-sale	$505	1.15%	$6,969	1.47%	$17,045	1.90%	$17,889	2.51%	$42,408	2.08%	$43,313

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings from the FHLB of Seattle are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.
The Bank’s deposit composition reflects a mixture with certificates of deposit accounting for approximately 36.1% of the total deposits at December 31, 2012 and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Bank relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Bank also had $13.9 million of brokered deposits at December 31, 2012 with terms averaging 3.6 years which were used to manage interest rate risk.
Deposits. Deposits are attracted from within the market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, customer preferences and the profitability of acquiring customer deposits compared to alternative sources.
The following table sets forth total deposit activities for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$246,418	$243,957	$230,985
Net deposits (withdrawals) before interest credited	40,323	(365)	9,304
Interest credited	2,208	2,826	3,668
Net increase in deposits	42,531	2,461	12,972
Ending balance	$288,949	$246,418	$243,957
Percent increase	17.26%	1.01%	5.62%

The following table sets forth the dollar amount of savings deposits in the various types of deposits programs the Bank offered at the dates indicated.

	December 31,
	2012		2011
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits
Interest-bearing checking	$24,348	8.43%	$20,669	8.39%
Noninterest-bearing checking	34,165	11.82	19,254	7.81
Savings	11,812	4.09	11,567	4.69
Money market	114,246	39.54	99,022	40.18
Total transaction and savings deposits	184,571	63.88	150,512	61.07

Certificates
0.00 – 1.99%	84,294	29.17	65,421	26.55
2.00 – 3.99%	19,489	6.74	29,167	11.84
4.00 – 5.99%	595	0.21	1,312	0.53
6.00 – 7.99%	—	—	—	—
8.00 – 9.99%	—	—	6	0.01
10.00 and over	—	—	—	—
Total certificates	104,378	36.12	95,906	38.93
Total deposits	$288,949	100.00%	$246,418	100.00%

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2012.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	8.00- 9.99%	10.00% or greater	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2013	$4,906	$447	$85	$—	$—	$—	$5,438	5.22%
June 30, 2013	4,424	52	—	—	—	—	4,476	4.29
September 30, 2013	4,797	784	120	—	—	—	5,701	5.46
December 31, 2013	13,159	1,830	209	—	—	—	15,198	14.56
March 31, 2014	3,212	312	181	—	—	—	3,705	3.55
June 30, 2014	10,870	427	—	—	—	—	11,297	10.82
September 30, 2014	2,584	298	—	—	—	—	2,882	2.76
December 31, 2014	10,451	553	—	—	—	—	11,004	10.54
March 31, 2015	4,272	344	—	—	—	—	4,616	4.42
June 30, 2015	9,602	1,439	—	—	—	—	11,041	10.58
September 30, 2015	301	6,247	—	—	—	—	6,548	6.27
December 31, 2015	4,476	6,113	—	—	—	—	10,589	10.15
Thereafter	11,240	643	—	—	—	—	11,883	11.38
Total	$84,294	$19,489	$595	$—	$—	$—	$104,378	100.00%
Percent of total	80.76%	18.67%	0.57%	—%	—%	—%	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2012. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$2,840	$2,661	$6,301	$28,317	$40,119
Certificates of deposit of $100,000 to $250,000	1,933	1,062	12,090	28,725	43,810
Certificates of deposit of $250,000 or more	665	753	2,508	16,523	20,449
Total certificates of deposit	$5,438	$4,476	$20,899	$73,565	$104,378

The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2012, the Bank’s deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded the reserve requirements.

Borrowings. Although customer deposits are the primary source of funds for lending and investment activities, the Bank does use advances from the FHLB of Seattle, and to a lesser extent federal funds purchased to supplement the supply of lendable funds, to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities.
As one of the Bank’s capital management strategies, the Bank has used advances from the FHLB of Seattle to fund loan originations in order to increase net interest income. Depending upon the retail banking activity, the Bank will consider and may undertake additional leverage strategies within applicable regulatory requirements or restrictions. These borrowings would be expected to primarily consist of FHLB of Seattle advances.
As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of $27.6 million. At December 31, 2012, outstanding advances from the FHLB of Seattle totaled $6.8 million. At December 31, 2012, the Bank had $67.5 million additional short-term borrowing capacity with the Federal Reserve Bank. The Bank also has a $6.0 million unsecured, variable rate, over-night short-term borrowing line of credit with Pacific Coast Bankers' Bank, of which none was outstanding at December 31, 2012.
The following tables set forth information regarding borrowings at the end of and during the years indicated. The tables include both long- and short-term borrowings.

	Year Ended December 31,
	2012	2011	2010
Maximum balance:	(Dollars in thousands)
FHLB advances	$21,840	$30,900	$18,000
Federal Reserve Bank	$—	$1,000	$37,000
Pacific Coast Bankers' Bank	$2,000	$—	$—

Average balances:
FHLB advances	$7,636	$5,741	$4,879
Federal Reserve Bank	$—	$3	$2,620
Pacific Coast Bankers' Bank	$6	$—	$—

Weighted average interest rate:
FHLB advances	0.91%	1.07%	1.42%
Federal Reserve Bank	—%	0.75%	0.29%
Pacific Coast Bankers' Bank	1.10%	—%	—%

	At December 31,
	2012	2011	2010
Balance outstanding at end of year	(Dollars in thousands)
FHLB advances	$6,840	$8,900	$21,900
Total borrowings	$6,840	$8,900	$21,900

Weighted average interest rate of:
FHLB advances	1.96%	2.08%	1.42%

Subsidiary and Other Activities

The Company has one active subsidiary, the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in the inactive subsidiary as of December 31, 2012.
Competition

The Bank faces strong competition in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending, including indirect lending. Commercial business competition is primarily from local commercial banks. The Bank competes by delivering high-quality, personal service to customers that result in a high level of customer satisfaction.
The market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states. These include such large national lenders as Wells Fargo, Bank of America, Chase and others in the Bank’s market area that have greater resources and offer services that the Bank does not provide. For example, the Bank does not offer trust services. Customers who seek “one-stop shopping” may be drawn to institutions that offer services that the Bank does not.
The Bank attracts deposits through the branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, as of June 30, 2012, 1st Security Bank of Washington’s share of deposits in the market area was less than one percent.
Employees

At December 31, 2012, the Company had 129 full-time employees and two part-time employees. Company employees are not represented by any collective bargaining group. The Company considers employee relations to be good.

Executive Officers. The following table sets forth information with respect to the executive officers of the Company and the Bank.

		Position
Name	Age (1)	Company	Bank
Joseph C. Adams	53	Director and Chief Executive Officer	Director and Chief Executive Officer

Matthew D. Mullet	34	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer

Steven L. Haynes	63	—	Chief Credit Officer

Dennis V. O’Leary	45	—	Chief Lending Officer

Drew B. Ness	48	—	Chief Operating Officer

(1)	As of December 31, 2012.

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Joseph C. Adams, age 53, is a director and has been the Chief Executive Officer of 1st Security Bank of Washington since July 2004. He joined 1st Security Bank of Washington in April 2003 as its Chief Financial Officer. Mr. Adams served as Supervisory Committee Chairperson from 1993 to 1999 when the bank was Washington’s Credit Union. Mr. Adams is a lawyer having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director, Regulatory Affairs. Mr. Adams received a Masters Degree equivalent from the Pacific Coast Banking School. Mr. Adams’ legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank of Washington, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank which makes him as well suited to educating the Board on these matters.

Matthew D. Mullet, age 34, joined 1st Security Bank of Washington in July 2011 and was appointed Chief Financial Officer in September 2011.  Mr. Mullet started his banking career in June 2000 as a financial examiner with the Washington Department of Financial Institutions, Division of Banks, where he worked until October 2004.  From October 2004 until August 2010, Mr. Mullet was employed at Golf Savings Bank, Mountlake Terrace, WA, where he served in several financial capacities, including as Chief Financial Officer from May 2007 until August 2010.  In August 2010, Golf Savings Bank was merged with Sterling Savings Bank, where Mr. Mullet held the position as Senior Vice President of the Home Loan Division until resigning and commencing work at 1st Security Bank of Washington.

Steven L. Haynes, age 63, joined 1st Security Bank of Washington as Chief Lending Officer in November 2005, after a 23 year career at US Bank. His responsibilities currently include commercial, consumer and real estate lending. Mr. Haynes held several senior lending positions at US Bank in commercial lending- middle-market, national and international and credit review. He left as a Senior Vice President - Commercial Lending. Prior to US Bank, Mr. Haynes held international and middle-market lending positions at Rainier Bank and Bank of America. He has been involved in downtown associations and arts related boards in Seattle and Bellevue. He currently is a member of the Woodland Park Zoo Board where he is chair of the Audit Committee and member of the Executive and Finance Committees.

Dennis V. O’Leary, age 45, joined 1st Security Bank of Washington as Senior Vice President – Consumer, Small Business and Construction Lending in August 2011 and currently holds the position of Chief Lending Officer. Prior to his employment with the Bank, Mr. O’Leary previously was employed by Sterling Savings Bank from July 2006 until August 2011 as Senior Vice President and Puget Sound Regional Director of the residential construction lending division. Sterling Savings Bank acquired Golf Savings Bank in 2006 where Mr. O’Leary had served as Executive Vice President, Commercial Real Estate Lending, having previously served in various senior lending positions at Golf Savings Bank since June 1985.

Drew B. Ness, age 48, joined 1st Security Bank of Washington as Chief Operating Officer in September 2008. Mr. Ness has 23 years of diverse banking experience, including retail branch sales and service, branch network management, and national customer service training experience. He served as Vice President and Manager of the Corporate Deposit Operations Department for Washington Federal Savings, Seattle Washington from February 2008 until August 2008, following its acquisition of First Mutual Bank. Mr. Ness served as Vice President and Administrative/Operations Manager of the Retail Banking Group at First Mutual Bank, Bellevue, Washington from June 2004 through February 2008, and in various management positions for Bank of America in Seattle, Washington and Newport Beach, California prior to that.
HOW WE ARE REGULATED
The following is a brief description of certain laws and regulations applicable to FS Bancorp and 1st Security Bank of Washington. Descriptions of laws and regulations here and elsewhere in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of FS Bancorp and 1st Security Bank of Washington. In addition, the regulations governing the Company and the Bank may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect 1st Security Bank of Washington and FS Bancorp. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.
The following aspects of the Dodd-Frank Act are related to the operations of 1st Security Bank of Washington:

•
The Consumer Financial Protection Bureau (“CFPB”), an independent consumer compliance regulatory agency within the Federal Reserve has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like 1st Security Bank of Washington, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;

•	Deposit insurance is permanently increased to $250,000;

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and

•
The minimum reserve ratio of the FDIC’s Deposit Insurance Fund (“DIF”) increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

The following aspects of the Dodd-Frank Act are related to the operations of FS Bancorp:

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. The federal banking agencies must promulgate new rules on regulatory capital within 18 months from July 21, 2010, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to 1st Security Bank of Washington under the prompt corrective action regulations;

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years;

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant;

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information;

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer;

•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees; and

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of 1st Security Bank of Washington
General. 1st Security Bank of Washington, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of 1st Security Bank of Washington to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may require 1st Security Bank of Washington to provide for higher general or specific loan loss reserves, which can impact capital and earnings. This regulation of 1st Security Bank of Washington is intended for the protection of depositors and the Deposit Insurance Fund of the FDIC and not for the purpose of protecting shareholders of 1st Security Bank of Washington or FS Bancorp. 1st Security Bank of Washington is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to FS Bancorp. See "- Regulatory Capital Requirements" and "- Limitations on Dividends and Stock Repurchases."
Federal and State Enforcement Authority and Actions. As part of its supervisory authority over Washington-chartered savings banks, the DFI may initiate enforcement proceedings to obtain a cease-and-desist order against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions for similar reasons and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Both these agencies may utilize less formal supervisory tools to address their concerns about the condition, operations or compliance status of a savings bank.
Regulation by the Washington Department of Financial Institutions. State law and regulations govern 1st Security Bank of Washington's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. As a state savings bank, 1st Security Bank of Washington must pay semi-annual assessments, examination costs and certain other charges to the DFI.
Washington law generally provides the same powers for Washington savings banks as federally and other-state chartered savings institutions and banks with branches in Washington, subject to the approval of the DFI. Washington law allows Washington savings banks to charge the maximum interest rates on loans and other extensions of credit to Washington residents which are allowable for a national bank in another state if higher than Washington limits. In addition, the DFI may approve applications by Washington savings banks to engage in an otherwise unauthorized activity, if the DFI determines that the activity is closely related to banking, and 1st Security Bank of

Washington is otherwise qualified under the statute. This additional authority, however, is subject to review and approval by the FDIC if the activity is not permissible for national banks.
Insurance of Accounts and Regulation by the FDIC.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in 1st Security Bank of Washington up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended December 31, 2012, were $257,000. Those premiums have reduced in recent years due to management's focus on asset quality, risk management, and growing capital levels.
As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the Deposit Insurance Fund, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The balance of the Bank's prepaid assessment at December 31, 2012 was $450,000.
The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
The FDIC conducts examinations of and requires reporting by state non-member banks, such as 1st Security Bank of Washington. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the deposit insurance fund.
The FDIC may terminate the deposit insurance of any insured depository institution, including 1st Security Bank of Washington, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of 1st Security Bank of Washington's deposit insurance.
Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.
Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by 1st Security Bank of Washington to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.
At December 31, 2012, 1st Security Bank of Washington was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 13 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.
Capital Requirements. 1st Security Bank of Washington is required by FDIC regulations to maintain minimum levels of regulatory capital consisting of core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.
The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement for a bank to be considered adequately capitalized specifies a minimum ratio of Tier 1 capital to average total assets of 4.0%. At December 31, 2012, the Bank had a Tier 1 leverage capital ratio to average assets of 13.3%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.
FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, for a bank to be considered adequately capitalized the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets (the total risk-based capital ratio) must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets (the Tier 1 risk-based capital ratio) must be at least 4.0%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.
The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability. Institutions with at least a 4.0% Tier 1 capital ratio, a 4.0% Tier 1 risk-based capital ratio and an 8.0% total risk-based capital ratio are considered "adequately capitalized." An institution is deemed "well capitalized" if it has at least a 5% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2012, the Bank was considered a "well capitalized" institution.

At December 31, 2012, the Bank's equity totaled $47.8 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions. The Bank’s actual capital ratios are presented in the following table:

	Actual	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions Ratio
	Ratio	Ratio
As of December 31, 2012
Total Risk-based Capital
(to Risk-weighted Assets)	16.00%	8.00%	10.00%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)	14.75%	4.00%	6.00%
Tier 1 Leverage Capital
(to Average Assets)	13.26%	4.00%	5.00%

As of December 31, 2011
Total Risk-based Capital
(to Risk-weighted Assets)	12.29%	8.00%	10.00%
Tier 1 Risk-based Capital
(to Risk-weighted Assets)	11.04%	4.00%	6.00%
Tier 1 Leverage Capital
(to Average Assets)	9.30%	4.00%	5.00%

For a complete description of the Bank's required and actual capital levels on December 31, 2012, see Note 13 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.
New Proposed Capital Rules. In June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to FS Bancorp and 1st Security Bank of Washington. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.
The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to FS Bancorp and 1st Security Bank of Washington under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0% (increased from 4.0%); (iii) a total capital ratio of 8.0% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4.0%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including 1st Security Bank of Washington, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets and utilize an increased number of credit risk and other exposure categories and risk weights. In addition, the proposed rules also address: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•
For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).
    •     Providing for a 100% risk weight for claims on securities firms.
    •    Eliminating the current 50% cap on the risk weight for OTC derivatives.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.
Federal Home Loan Bank System. 1st Security Bank of Washington is a member of the FHLB, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.
As a member, 1st Security Bank of Washington is required to purchase and maintain stock in the FHLB. At December 31, 2012, 1st Security Bank of Washington had $1.8 million in FHLB stock, which was in compliance with this requirement. 1st Security Bank of Washington did not receive any dividends from the FHLB for the years ended December 31, 2012, 2011 or 2010. Subsequent to December 31, 2008, the FHLB announced that it was below its regulatory risk-based capital requirement, and it is now precluded from paying dividends or repurchasing capital stock, without the approval of its regulators. The FHLB is not anticipated to resume dividend payments until its financial results improve. The FHLB has not indicated when dividend payments may resume. See Item 1A, “Risk Factors - If the investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders’ equity could decrease.” of this Form 10-K.
The FHLBs have continued to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of 1st Security Bank of Washington's FHLB stock may result in a corresponding reduction in its capital.
Activities and Investments of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of the Washington Division of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.
Dividends. Dividends from 1st Security Bank of Washington may constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank of Washington to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank of Washington may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank of Washington’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank of Washington, without the approval of the Director of the DFI.

The amount of dividends actually paid during any one period will be strongly affected by 1st Security Bank of Washington’s policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.
Affiliate Transactions. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. 1st Security Bank of Washington is subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a “satisfactory” rating during its most recent CRA examination.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLBA) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. 1st Security Bank of Washington is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require 1st Security Bank of Washington to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of its rights to opt out of certain practices.
Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") is a federal statute that generally imposes strict liability on, all prior and present "owners and operators" of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including 1st Security Bank of Washington, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.
Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2012, 1st Security Bank of Washington's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Other Consumer Protection Laws and Regulations. 1st Security Bank of Washington is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject 1st Security Bank of Washington to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.
Regulation and Supervision of FS Bancorp
General. FS Bancorp is a bank holding company registered with the Federal Reserve and the sole shareholder of 1st Security Bank of Washington. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations promulgated there under. This regulation and oversight is generally intended to ensure that FS Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of 1st Security Bank of Washington.
As a bank holding company, FS Bancorp is required to file quarterly and annual reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.
The Bank Holding Company Act. Under the BHCA, FS Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.
Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities generally include, among others, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.
Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. A bank holding company that meets certain supervisory and financial standards and elects to be designed as a financial holding company may also engage in certain securities, insurance and merchant banking activities and other activities determined to be financial in nature or incidental to financial activities. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.
Regulatory Capital Requirements. The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These guidelines apply on a consolidated basis to bank holding companies with $500 million or more in assets or with fewer assets but certain risky activities, and on a bank-only basis to other companies. These bank holding company capital adequacy guidelines are similar to those imposed on 1st Security Bank of Washington by the FDIC. For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.
The Company’s capital amounts and ratios at December 31, 2012 are presented in the following table.

					To be Well Capitalized Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total Risk-based Capital
(to Risk-weighted Assets)	$62,652	19.82%	$25,294	8.00%	$31,617	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$58,688	18.56%	$12,647	4.00%	$18,970	6.00%
Tier I Leverage Capital
(to Average Assets)	$58,688	16.66%	$14,091	4.00%	$17,614	5.00%

Interstate Banking. The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state. Nor may the Federal Reserve approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

Restrictions on Dividends and Stock Repurchases. FS Bancorp's ability to declare and pay dividends is subject to the Federal Reserve limits and Washington law, and it may depend on its ability to receive dividends received from 1st Security Bank of Washington.
A policy of the Federal Reserve limits the payment of a cash dividend by a bank holding company if the holding company's net income for the past year is not sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with capital needs, asset quality and overall financial condition. A bank holding company that does not meet any applicable capital standard would not be able to pay any cash dividends under this policy. A bank holding company not subject to consolidated capital requirements is expected not to pay dividends unless its debt-to-equity ratio is less than 1:1, and it meets certain additional criteria. The Federal Reserve also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Except for a company that meets the well-capitalized standard for bank holding companies, is well managed, and is not subject to any unresolved supervisory issues, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation or regulatory order, condition, or written agreement. A bank holding company is considered well-capitalized if on a consolidated basis it has a total risk-based capital ratio of at least 10.0% and a Tier 1 risk-based capital ratio of 6.0% or more, and is not subject to an agreement, order, or directive to maintain a specific level for any capital measure.
In addition, federal regulations and polices prohibit a return of capital during the three year term of the business plan submitted by FS Bancorp in connection with the stock offering.
Under Washington corporate law, FS Bancorp generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities.

Federal Securities Law. The stock of FS Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended. As a result, FS Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
FS Bancorp stock held by persons who are affiliates of FS Bancorp may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal shareholders. If FS Bancorp meets specified current public information requirements, each affiliate of FS Bancorp will be able to sell in the public market, without registration, a limited number of shares in any three-month period.
The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to FS Bancorp as a registered company under the Securities Exchange Act of 1934. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.
TAXATION
Federal Taxation
General. FS Bancorp and 1st Security Bank of Washington are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp or 1st Security Bank of Washington. 1st Security Bank of Washington is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2009, and income tax returns have not been audited for the past three years. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
FS Bancorp files a consolidated federal income tax return with 1st Security Bank of Washington. Accordingly, any cash distributions made by FS Bancorp to its shareholders would be considered to be taxable dividends and not as a non‑taxable return of capital to shareholders for federal and state tax purposes.
Method of Accounting. For federal income tax purposes, 1st Security Bank of Washington currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. 1st Security Bank of Washington has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.
Corporate Dividends‑Received Deduction. FS Bancorp may eliminate from its income dividends received from 1st Security Bank of Washington as a wholly owned subsidiary of FS Bancorp if it elects to file a consolidated return with 1st Security Bank of Washington. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.
Washington Taxation
The Company and the Bank are subject to a business and occupation tax which is imposed under Washington law at the rate of 1.80% of gross receipts. For many years, this rate had been 1.50%. However, on April 12, 2010, the Washington State Legislature passed a law that temporarily increased this rate to 1.80%. This new higher rate will be in effect for the period from May 1, 2010 through June 30, 2013. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities are not subject to this tax.
Item 1A. Risk Factors

You should consider these risk factors, in addition to the other information in this Form 10-K, in deciding whether to make an investment in FS Bancorp’s stock.
Risks Related to Our Business
Our financial condition and results of operations are dependent on the economy, particularly in 1st Security Bank of Washington’s market area. The current economic conditions in the market area served may continue to impact our earnings adversely and could increase the credit risk of our loan portfolio.

Our primary market area is concentrated in the Puget Sound region of Washington. Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Adverse economic conditions in the region, including an increase in the level of unemployment, a decline in real estate values and the loss of major employers such as Washington Mutual, have reduced our rate of growth, affected the customers’ ability to repay loans and adversely impacted our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

A further deterioration in economic conditions in the market area we serve could result in the following consequences, any of which could have a material adverse effect on the business, financial condition and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for our loans may further decline in value, in turn reducing customer's borrowing power, reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or noninterest-bearing deposits may decrease.
A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit and concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Our loan portfolio possesses increased risk due to a large percentage of consumer loans.

Our consumer loans accounted for $108.7 million or 38.8% of our total loan portfolio as of December 31, 2012 of which $86.2 million (79.4% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $18.0 million (16.5 % of total consumer loans) consisted of recreational loans, predominantly secured by boats, $2.4 million (2.2% of total consumer loans) consisted of automobile loans and $2.1 million (1.9% of total consumer loans) consisted of other consumer loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for our loan losses, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, most of our consumer loans are originated indirectly by or through third parties, which presents greater risk than our direct lending products which involves direct contact between us and the borrower. See Item 1., “Business of 1st Security Bank of Washington - Lending Activities - Consumer Lending” and “- Asset Quality.”
Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers.

Our indirect home improvement lending, which is the largest component of our loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of approximately 120 active contractors and dealers with businesses located throughout Washington, Oregon and California with approximately four contractors/dealers responsible for more than half of this loan volume. Indirect home improvement loans totaled $86.2 million, or 30.8% of our gross loan portfolio, as of December 31, 2012, reflecting approximately 11,000 loans with an average balance of approximately $8,000.
We have relationships with home improvement contractors/dealers, however, the relationships generally are not exclusive, some of them are newly established and they may be terminated at any time. As a result of the recent economic downturn and contraction of credit to both contractors/dealers and their customers, there has been an increase in business closures and our existing contractor/dealer base has experienced decreased sales and loan volume, and may continue to experience decreased sales and loan volume in the future, which may have an adverse effect on our business, results of operations and financial condition. In addition, if a competitor were to offer better service or more attractive loan products to our contractor/dealer partners, it is possible that our partners would terminate their relationships with us or recommend customers to our competitors. If we are unable to continue to grow our existing relationships and develop new relationships, our results of operations and financial condition could be adversely affected.
We have also expanded consumer operations to include originations in California. We have adopted limits on California lending to be no more than 20% of the total consumer portfolio. As of December 31, 2012, the maximum level of California loans would be $21.7 million. As of December 31, 2012, we held $2.5 million of these indirect home improvement loans in California.
A significant portion of our business involves commercial business, commercial construction and commercial real estate lending which is subject to various risks that could adversely impact our results of operations and financial condition.

At December 31, 2012, our loan portfolio included $109.9 million of commercial and multi-family real estate loans and commercial business loans, or 39.3% of our total gross loan portfolio, compared to $52.5 million, or 23.0%, at December 31, 2008. We have been increasing and intend to continue to increase, subject to market demand, the origination of commercial real estate and commercial business loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operations and income stream of the borrowers’ business and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.
Our renewed focus on these types of lending will increase the risk profile relative to traditional one-to-four-family lenders as we continue to implement our business strategy. Although commercial business and commercial real estate loans are intended to enhance the average yield of the earning assets, they do involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with one-to-four-family loans for a number of reasons. Among other factors, these loans involve larger balances to a single borrower or groups of related borrowers. Since commercial business, commercial construction and commercial real estate loans generally have large balances, if we make any errors in judgment in the collectability of these loans, we may need to significantly increase the provision for loan losses since any resulting charge‑offs will be larger on a per loan basis. Consequently, this could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets. See Item 1., “Business of 1st Security Bank of Washington - Lending Activities -- Commercial Real Estate Lending” of this Form 10-K.
We are expanding the mortgage warehouse lending program which is subject to various risks that could adversely impact our results of operations and financial condition.

In October 2009, we commenced a mortgage warehouse lending program. Our mortgage warehouse lending program focuses on eight Pacific Northwest mortgage banking companies. Short term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principle shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. As of December 31, 2012, we had approved warehouse lending lines in varying amounts up to $9.0 million with each of the eight companies, for an aggregate amount of $58.0 million. During the year ended December 31, 2012, we processed approximately 2,000 loans and funded approximately $555.0 million under this program. Our mortgage warehouse related gross revenues totaled $1.4 million for the year ended December 31, 2012.
There are numerous risks associated with this type of lending, which include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of these mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under the warehouse line of credit, due to changes in interest rates during the time in warehouse, (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker, and (v) the volatility of mortgage loan originations.
Additionally, the impact of interest rates on our mortgage warehouse lending business can be significant. Changes in interest rates can impact the number of residential mortgages originated and initially funded under mortgage warehouse lines of credit and thus our mortgage warehouse related revenues. A decline in mortgage rates generally increases the demand for mortgage loans. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be originated.
Our lending limit may limit growth.

Management has implemented a policy lending limit that it believes matches the Washington State legal lending limit. Our internal policy limits loans to one borrower and the borrower’s related entities to 20% of our unimpaired capital and surplus, or approximately $10.3 million at December 31, 2012. These amounts are significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our lending limit from doing business with us. The lending limit also impacts the efficiency of our commercial lending operation because it tends to lower the average loan size, which means a higher number of transactions have to be generated to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms that are considered favorable.
We continue to expand residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.

To assist in expanding our residential construction lending program, we hired several new experienced construction lenders in the third quarter of 2011. Our residential construction lending program focuses on the origination of loans to builders, both pre-sold and speculative, for the purpose of constructing and selling primarily one-to-four-family residences within the market area. Our construction and development loans totaled $31.9 million, or 11.4%, of total gross loans at December 31, 2012.
Construction and development lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. Speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. Loans on land under development or held for future construction pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.

Revenue from mortgage banking operations are sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.

In an effort to diversify our revenue streams and to generate additional income, we hired several experienced bankers to reintroduce in-house originations of residential mortgage loans through a mortgage banking program in 2012. We expect to hire additional staff throughout 2013 to continue loan volume growth. Our mortgage banking program, which started in the fourth quarter of 2011, is dependent upon our ability to originate and sell loans to investors. Mortgage revenues are primarily generated from gains on the sale of one-to-four-family residential loans underwritten to programs currently offered by Fannie Mae, Freddie Mac, FHA, VA, USDA Rural Housing and other non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. We sell loans on both a servicing retained and servicing released basis utilizing market execution analysis and customer relationships as the criteria. Any future changes in these programs, our eligibility to participate in these programs, the criteria for loans to be accepted or laws that significantly affect the activity of these entities could, in turn, materially adversely affect the success of our mortgage banking program and, consequently, our results of operations.
Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, adversely affect income from mortgage lending activities.
Currently, as a result of government actions and other economic factors related to the economic downturn, interest rates are at historically low levels. It is unknown how long interest rates will remain at these historically low levels. To the extent that market interest rates increase in the future, our ability to originate mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold to investors. This would adversely affect our ability to generate mortgage revenues, and consequently noninterest income. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.
Our results of operations will also be affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. If we cannot generate a sufficient volume of loans for sale, our results of operations may be adversely affected. In addition, during periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.
Finally, deteriorating economic conditions may also increase the potential for home buyers to default on their mortgages. In certain of these cases where we have originated loans and sold them to investors, we may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would also adversely affect our net income.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review loans and our historical loss and delinquency experience, and evaluates economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our allowance for loan losses was 1.7% of total gross loans, and 246.5% of non-performing loans at December 31, 2012, compared to 2.0% and 2.5% of total gross loans, and 195.1% and 93.7% of non-performing loans at December 31, 2011 and 2010, respectively. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

The unseasoned nature of our commercial business, commercial construction and commercial real estate portfolios may result in difficulties in judging collectability, which may lead to additional provisions or charge-offs, which would reduce our profits.

During the periods from January 1, 2010 through December 31, 2012, we originated $87.2 million of loans that are outstanding as of December 31, 2012. As a result, a significant portion of the portfolio is relatively unseasoned and, although these loans are not to subprime borrowers, they may not have had sufficient time to perform to properly indicate the magnitude of potential losses. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.
Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2012, $14.0 million, or 5.0% of our total loan portfolio, was secured by first liens on one-to-four family residential loans and our home equity lines of credit totaled $15.5 million or 5.5% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.
New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. Currently, we are expanding existing commercial real estate, commercial business and residential construction lending programs. We also reintroduced in-house originations of residential mortgage loans through a mortgage banking program in the fourth quarter of 2011. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to successfully integrate new personnel hired to grow our residential construction lending program or our mortgage banking operations, our business may be adversely affected.

We have recently hired a number of experienced bankers in the areas of residential construction lending and residential mortgage banking. We expect to hire additional personnel in these areas in order to successfully carryout our business plan. The difficulties in hiring and training new personnel include integrating personnel with different business backgrounds, and combining different corporate cultures, while retaining other key employees. The process of integrating personnel could cause an interruption of, or loss of momentum in our operations and the loss of customers and key personnel. In addition, we may not realize expected revenue increases and other projected benefits from the increased emphasis in these lending areas. Any delays or difficulties encountered in connection with integrating and growing of this portion of our operations could have an adverse effect on our business and results of operations or otherwise adversely affect our ability to achieve the anticipated results.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i)  our ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on the balance sheet. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” of this Form 10-K.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” included herein.
Loss of key employees may disrupt relationships with certain customers.

Our business is primarily relationship-driven in that some of our business development and relationship managers have extensive customer relationships. Loss of such key personnel could result in the loss of some of our customers. While we believe the relationship with key producers is good, we cannot guarantee that all of the key personnel will remain with our organization.
We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, mortgage banking finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
Our ability to compete successfully depends on a number of factors including the following:

•	the ability to develop, maintain and build upon long-term customer relationships based on top-quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations. See Item 1., “Business - Competition” of this Form 10-K.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including new financial reform legislation recently enacted by Congress that is expected to increase our costs of operations.

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the Washington DFI. The FDIC and the Washington DFI govern the activities in which we may engage, primarily for the protection of depositors and the DFI. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed.
Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on 1st Security Bank of Washington. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidate using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as 1st Security Bank of Washington with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.
The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency proposed rules that would substantially amend the regulatory risk-based capital rules applicable to FS Bancorp, Inc. and 1st Security Bank of Washington. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act will increase the capital requirements of savings and loan holding companies, and bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes capital for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to FS Bancorp, Inc. and 1st Security Bank of Washington under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a capital conservation buffer of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to FS Bancorp and 1st Security Bank of Washington.

In addition, in the current economic and regulatory environment, regulators of financial institutions and their holding companies have become more likely to impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for FS Bancorp, Inc. and 1st Security Bank of Washington could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

We rely heavily on the proper functioning of our technology.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cybersecurity.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers. Cyber-attacks may also be directed at disrupting our operations.

While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.
If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders’ equity could decrease.

At December 31, 2012 we owned $1.8 million in FHLB of Seattle stock. We are required to own this stock to be a member of and to obtain advances from the FHLB. This stock is not marketable and can only be redeemed by our FHLB, with the permission of its regulators as the FHLB of Seattle is currently operating under a consent order entered into with its primary federal regulator. Our FHLB's financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2012, the Company had one administrative office, one loan origination office and six full-service banking branch offices with an aggregate net book value of $12.5 million. The following table sets forth certain information concerning the offices at December 31, 2012. See also Note 5 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. In the opinion of management, the facilities are adequate and suitable for the Company needs.

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2012 (1)
				(In thousands)
Canyon Park 22020 17th Ave SE, Suite 100 Bothell, WA 98021	2,997	Leased	May 2015 (2)	$18

Edmonds 620 Edmonds Way Edmonds, WA 98020	2,474	Owned	—	$1,567

Lynnwood 19002 33rd Ave W Lynnwood, WA 98036	3,000	Leased	June 2020	$208

Mountlake Terrace (Administrative) 6920 220th St SW Mountlake Terrace, WA 98043	39,535	Owned	—	$5,986

Poulsbo 21650 Market Place Poulsbo, WA 98370	3,498	Owned	—	$2,851

Puyallup 307 W Stewart St Puyallup, WA 98371	2,474	Owned	—	$1,436

Bellevue Home Lending 1110 112th Avenue NE, Suite 310 Bellevue, WA, 98004	4,068	Leased	December 2017 (2)	$149

Overlake 14808 NE 24th St, Suite D Redmond, WA 98052	2,331	Leased	June 2016 (3)	$265
________________
(1) Net book value includes investment in premises, equipment and leaseholds.
(2) Lease provides for one five-year renewal.
(3) Lease provides for two five-year renewals.

The Company began construction of its Capitol Hill branch on January 2, 2013. The branch will be located in a leased facility that will have a 10 year lease contract. This branch is expected to open during the second quarter of 2013.

The Bank maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the

Bank at December 31, 2012 was $324,000. Management has a business continuity plan in place with respect to the data processing system, as well as the Bank's operations as a whole.
Item 3. Legal Proceedings

Because of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position.
In the matter of McClain v 1st Security Bank of Washington, Cause No.: 10-2-10798-1, Charles McClain sued the Bank in December 2010, seeking damages for conversion, 5th Amendment due process violation and breach of fiduciary duty. In his complaint, the Plaintiff sought actual damages in the amount of $8.8 million, consequential damages of $50.0 million, and punitive damages of $35.1 million. The Bank counterclaimed against the Plaintiff alleging violations of Civil Rule 11 and malicious prosecution.
The Plaintiff’s claims arose out of discovery of a fraudulent internet scheme under which a large amount of money was erroneously deposited into the Plaintiff’s account at the Bank. The victims of the fraud, Cox Communications, Inc. and Comcast Cable, Inc., directed electronic payments to Plaintiff’s account thinking that they were paying a mutual vendor, completely unrelated to Plaintiff. The erroneous deposits were in excess of $4.2 million dollars. We discovered the fraud and at the request of the victims, returned the funds to the victim’s banks. Pursuant to Automated Clearing House rules, we received letters of indemnity from both Cox and Comcast, under which those entities agreed to pay the Company’s costs and fees in defending the lawsuit. We vigorously defended the case. On December 31, 2011, both parties had summary judgment motions pending. On January 27, 2012, the Plaintiff’s motion for summary judgment was denied. Our motion for summary judgment was granted and all of Plaintiff’s claims were dismissed with prejudice. The only claims remaining in this lawsuit are our counterclaims. The Company is evaluating whether to seek to prosecute the counterclaims against the Plaintiff and is working with Cox and Comcast to determine if they will pay the legal costs associated therewith. On February 24, 2012, the Plaintiff filed a Notice of Appeal to the Washington State Court of Appeals, Division I. On July 13, 2012, the Plaintiff's appeal was dismissed and the case was remanded to the Superior Court for further proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.” As of December 31, 2012, there were 3,240,125 shares of common stock issued and 3,006,836 outstanding and approximately 182 shareholders of record, excluding allocated ESOP shares, persons or entities who hold stock in nominee or “street name” accounts with brokers. The Company has not paid any dividends to shareholders since its formation.

Stock Repurchases. The Company had no stock repurchases of its outstanding common stock during the fourth quarter of the year ended December 31, 2012.

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ Stock Index (U.S. Stock) and NASDAQ Bank Index. Total return assumes the reinvestment of all dividends and that the value of common stock and bank index was $100 on July 10, 2012.

Item 6. Selected Financial Data

The following table sets forth certain information concerning the Company’s consolidated financial position and results of operations at and for the dates indicated and have been derived from the audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8., “Financial Statements and Supplementary Data.”

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:

Total assets	$359,030	$283,793	$292,334	$281,836	$255,368
Loans receivable, net(1)	274,949	217,131	230,822	231,441	222,974
Loans held for sale	8,870	—	—	—	—
Securities available-for-sale, at fair value	43,313	26,899	7,642	603	2,834
FHLB stock	1,765	1,797	1,797	1,797	1,797
Deposits	288,949	246,418	243,957	230,985	216,056
Borrowings	6,840	8,900	21,900	25,900	9,400
Total equity	59,897	26,767	24,795	23,315	27,862

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$18,787	$16,478	$17,333	$16,404	$16,899
Total interest expense	2,363	3,006	3,886	4,521	5,798
Net interest income	16,424	13,472	13,447	11,883	11,101
Provision for loan losses	2,913	2,369	3,480	7,067	4,937
Net interest income after provision for loan losses	13,511	11,103	9,967	4,816	6,164
Fees and service charges	1,993	1,971	2,255	2,839	2,667
Gain on sale of loans	3,684	113	—	—	—
Gain (loss) on sale on assets	165	59	1,006	1,398	(306)
Other noninterest income	322	332	406	252	552
Total noninterest income	6,164	2,475	3,667	4,489	2,913
Total noninterest expense	16,477	12,033	12,032	13,879	12,881
Income (loss) before benefit for income taxes	3,198	1,545	1,602	(4,574)	(3,804)
Benefit for income tax	2,097	—	—	—	—
Net income (loss)	$5,295	$1,545	$1,602	$(4,574)	$(3,804)
_______________________
(1)     Net of allowances for loan losses, loans in process and deferred loan costs, fees, and discounts.

	At or For the
	Years Ended December 31,
	2012		2011	2010	2009	2008
Selected Financial Ratios and Other Data
Performance ratios:
Return on assets (ratio of net income (loss) to average total assets)	1.64%		0.56%	0.60%	(1.75)%	(1.55)%
Return on equity (ratio of net income (loss) to average equity)	12.71		5.92	6.54	(16.84)	(11.95)
Yield on average interest-earning assets	6.21		6.35	6.86	6.62	7.30
Rate paid on average interest-bearing liabilities	0.94		1.31	1.75	2.12	2.99
Interest rate spread information:
Average during period	5.27		5.04	5.11	4.50	4.31
Net interest margin(1)	5.43		5.19	5.32	4.79	4.80
Operating expense to average total assets	5.12		4.35	4.49	5.32	5.24
Average interest-earning assets to average
interest-bearing liabilities	120.34		112.90	113.98	116.01	119.50
Efficiency ratio(2)	72.95		75.46	70.31	84.77	91.92
Margin on loans held for sale (3)	2.47		—	—	—	—

Asset quality ratios:
Non-performing assets to total assets at end of period(4)	1.13%		2.43%	3.45%	4.64%	0.99%
Non-performing loans to total gross loans(5)	0.68		1.01	2.66	3.12	1.09
Allowance for loan losses to non-performing loans(5)	246.48		195.11	93.70	99.34	225.00
Allowance for loan losses to gross loans receivable	1.68		1.97	2.50	3.10	2.45

Capital ratios:
Equity to total assets at end of period	16.68%		9.43%	8.48%	8.27%	10.91%
Average equity to average assets	12.93		9.44	9.13	10.40	12.95

Other data:
Number of full service offices	6		6	6	8	12
Full-time equivalent employees	130		86	79	84	112

Net income per common share:
Basic	$1.76		nm(6)	nm(6)	nm(6)	nm(6)
Diluted	$1.76		nm(6)	nm(6)	nm(6)	nm(6)

Book values:
Book value per common share	$19.92	(7)	nm(6)	nm(6)	nm(6)	nm(6)
____________
(1)    Net interest income divided by average interest earning assets.
(2)    Total noninterest expense as a percentage of net interest income and total other noninterest income.
(3)    Mortgage loan program started in 2012; no activity related to loans held for sale in prior years.

(4)	Non-performing assets consists of non-performing loans (which include non-accruing loans and accruing loans more than 90 days past due), foreclosed real estate and other repossessed assets.
(5)    Non-performing loans consists of non-accruing loans and accruing loans more than 90 days past due.

(6)	Not meaningful as the Company completed the stock offering on July 9, 2012.

(7)	Book value per common share was calculated using shares outstanding of 3,006,836 at December 31, 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

1st Security Bank of Washington has been serving the Puget Sound area since 1936. Originally chartered as a credit union, and known as Washington’s Credit Union, the Bank served various select employment groups. On April 1, 2004, the Bank converted from a credit union to a Washington state-chartered mutual savings bank. The charter conversion enabled the Bank to more effectively compete in the local market area with commercial banks and thrifts, and provided the Company with the ability to raise capital for growth purposes. With the completion of the Conversion and related stock offering, management believes the Company is positioned to take advantage of the business opportunities that may exist in its market area.
Since the conversion to a mutual savings bank in 2004, the Bank has faced numerous operational and economic challenges. At the time of the conversion to a mutual savings bank the Bank operated 14 branch locations in the Puget Sound area, along with the Mountlake Terrace headquarters, and had 132 full-time equivalent employees. The Bank's assets at December 31, 2004 totaled $261.4 million. As of December 31, 2012, assets totaled $359.0 million, and the Bank was conducting operations through six locations, along with the Mountlake Terrace headquarters, with 130 full-time equivalent employees. The Bank’s branch network and high level of employee overhead, which were an outgrowth of the Bank’s credit union roots, resulted in inefficiencies and an extremely high operating cost for an institution of the Bank’s size. Beginning in 2007, adverse economic conditions, including increased levels of unemployment, depressed real estate values and the loss of major employers in the market area, such as Washington Mutual, also reduced the rate of growth, affected customers’ ability to repay loans and adversely impacted the Bank’s financial condition and earnings. As a result of the foregoing, the Bank experienced net losses of $4.6 million, $3.8 million and $4.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.

In 2007, the Bank’s loss was primarily the result of a $3.1 million increase in noninterest expense associated with management’s strategic decision to terminate the defined benefit plan and reorganize the overhead structure and operations of 1st Security Bank of Washington in order to enhance future profitability. During 2008 and 2009, like many financial institutions, the Bank was faced with large loan loss provisions and charge-offs to address asset quality issues associated with the adverse economic conditions. In 2008, management also determined that a number of additional cost cutting measures were needed due to the deepening recession in order to return the institution to profitability, including salary reductions or freezes for a number of senior officers, reduced employee benefits, a reduction in staff size and a consolidation of the branch network. The Bank initiated a number of these measures in 2009.

During the years ended December 31, 2012, 2011 and 2010, the Bank recorded net earnings of $5.3 million, $1.5 million and $1.6 million, respectively. The Bank attributes the return to profitability in large part, to the following:

•    The Bank restructured the board of trustees (hereafter referred to throughout this document as the board of directors), adding individuals with attributes more suited for the banking industry than those members who previously sat on the board of the institution as a credit union.

•    A new executive management team was put in place and a number of other seasoned bankers were hired since the conversion to a mutual savings bank.

•    Aggressive cost cutting measures discussed above, including (i) salary reductions or freezes for a number of senior staff, (ii) reduced employee benefits; (iii) staff reductions, and (iv) consolidation of the branch network.
•    Active management of delinquent loans and non-performing assets through the aggressive pursuit of the collection of consumer debts and the marketing of saleable properties upon which were foreclosed or repossessed.

•    During the year ended December 31, 2012, the Company recorded a net $2.3 million income tax benefit which was the result of reversing substantially all of the deferred tax asset valuation allowance.

From January 2005 to August 2011, 1st Security Bank of Washington has been operating under some form of regulatory agreement, either with the Washington Department of Financial Institutions, the Federal Deposit Insurance Corporation, or both. These regulatory agreements placed numerous requirements on the Bank and limited operating flexibility, which affected the Bank’s ability to grow. As of August 2011, the Bank is no longer subject to any formal or informal regulatory agreements with either the Washington Department of Financial Institutions or the Federal Deposit Insurance Corporation.
1st Security Bank of Washington is a relationship-driven community bank. The Bank delivers banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities. The Bank emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Bank is also actively involved in community activities and events within these market areas, which further strengthens relationships within these markets.
1st Security Bank of Washington is a diversified lender with a focus on the origination of home improvement loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of the Bank’s lending strategy. As of December 31, 2012, consumer loans represented 38.8% of the total portfolio, with indirect home improvement loans representing 79.4% of the total consumer loan portfolio.
Indirect home improvement lending is reliant on the Bank’s relationships with home improvement contractors and dealers. The Bank’s indirect home improvement contractor/dealer network is currently comprised of approximately 120 active contractors and dealers with businesses located throughout Washington, Oregon and California, with approximately four contractors/dealers responsible for a majority or 50.4% of this loan volume. The Bank recently began originating consumer indirect loans in the State of California with $2.5 million in these loans originated during 2012. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans in California. As of December 31, 2012, the limit would be $21.7 million. See Item 1A, “Risk Factors – Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers" of this Form 10-K.
Going forward, an emphasis will be placed on diversifying lending products by expanding commercial real estate, commercial business and residential construction lending, while maintaining the current size of the consumer loan portfolio. The Company’s lending strategies are intended to take advantage of: (1) historical strength in indirect consumer lending, (2) recent market dislocation that has created new lending opportunities and the availability of experienced bankers, and (3) strength in relationship lending. Retail deposits will continue to serve as an important funding source. See Item 1A, “Risk Factors – Risks Related to Our Business” in this Form 10-K.
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
The Bank’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. Earnings are also affected by the Bank’s provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of other real estate owned and the need for a valuation allowance related to the deferred tax asset. The Company’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Allowance for Loan Loss. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although the Company believes that use of the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As new products are added, the complexity of the loan portfolio is increased, and expanded market area, the Company intends to enhance and adapt the methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that its systematic methodology continues to be appropriate given the Company’s size and level of complexity.

Other Real Estate Owned. Property acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value, less cost to sell.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts that will ultimately be realized from the sale of other real estate owned may differ substantially from the carrying value of the assets because of market factors beyond the Company’s control or because of changes in management’s strategies for recovering the investment.

Income Taxes. Income taxes are reflected in the Company’s consolidated financial statements to show the tax effects of the operations and transactions reported in the consolidated financial statements and consist of taxes currently payable plus deferred taxes. Accounting Standards Codification, ASC 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities. They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting. The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period. In formulating the deferred tax asset, the Company is required to estimate income and taxes in the jurisdiction in which the Company operates. This process involves estimating the actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.

Deferred tax assets are deferred tax liabilities attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. As of December 31, 2012, the Company had net deferred tax assets of $1.9 million and determined that no valuation allowance was required. As of December 31, 2011, the Company had net deferred tax assets of $3.2 million reduced by a full $3.2 million valuation allowance based principally on the uncertainty about the Company's ability to generate sufficient future taxable income to realize the net deferred tax asset as of December 31, 2011.
Our Business and Operating Strategy and Goals

The Company’s primary objective is to operate 1st Security Bank of Washington as a well-capitalized, profitable, independent, community-oriented financial institution, serving customers in the primary market area. The Company’s strategy is to provide innovative products and superior service to small businesses, industry and geographic niches, and individuals in the primary market area. The Company’s primary market area is defined generally as the greater Puget Sound market area. Services are currently provided to communities through the main office and six full-service banking centers. These banking centers are supported with 24/7 access to on-line banking and participation in a worldwide ATM network.
The board of directors has sought to accomplish the Company’s objective through the adoption of a strategy designed to improve profitability, a strong capital position and high asset quality. This strategy primarily involves:
Growing and diversifying the loan portfolio and revenue streams. The Company intends to transition lending activities from a predominantly consumer-driven model to a more diversified consumer and business model by emphasizing three key lending initiatives: expansion of commercial business lending programs, including the warehouse lending program, through which the Bank funds third party mortgage bankers; reintroduction of in-house originations of residential mortgage loans, primarily for sale into the secondary market, through a mortgage banking program; and commercial real estate lending. Additionally, the Company will seek to diversify the loan portfolio by increasing lending to small businesses in the market area, as well as residential construction lending.
Maintaining and improving asset quality.  The Company believes that strong asset quality is a key to long-term financial success. Historically, the Bank’s asset quality has been very strong, however, like most financial institutions in the market area, the Bank’s asset quality began to deteriorate in 2008 and continued to do so during 2009 and 2010. The percentage of non-performing loans to total loans was 0.7% at December 31, 2012, down from 1.0% at December 31, 2011, and 2.7% at December 31, 2010. The Bank’s percentage of non-performing assets to total assets was 1.1% at December 31, 2012, down from 2.4% at December 31, 2011 and 3.5% at December 31, 2010. The Bank has actively managed the delinquent loans and non-performing assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Bank also began emphasizing consumer loan originations to borrowers with higher credit scores, generally credit scores over 720 (although the policy allows us to go lower), which has led to lower charge-offs in recent periods. Although the Company intends to grow the loan portfolio by expanding commercial real estate and commercial business lending, the Company intends to manage credit exposures through the use of experienced bankers in this area and a conservative approach to lending.
Emphasizing lower cost core deposits to reduce the costs of funding loan growth. The Bank offers personal and business checking accounts, NOW accounts and savings and money market accounts, which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. In order to build a core deposit base, the Company is pursuing a number of strategies. First, a diligent attempt to recruit all commercial loan customers to maintain a deposit relationship with the Bank, generally a business checking account relationship to the extent practicable, for the term of their loan. Second, interest rate promotions are provided on savings and checking accounts from time to time to encourage the growth of these types of deposits.

Capturing customers’ full relationship. The Bank offers a wide range of products and services that provide diversification of revenue sources and solidify the relationship with the Bank’s customers. The Bank focuses on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. As part of the commercial lending process cross-selling the entire business banking relationship, including deposit relationships and business banking products, such as online cash management, treasury management, wires, direct deposit, payment processing and remote deposit capture. The Bank’s mortgage banking program also will provide opportunities to cross-sell products to new customers.
Expanding the Bank’s markets. In addition to deepening relationships with existing customers, the Company intends to expand business to new customers by leveraging the Company’s well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. The Bank also intends to pursue expansion in market areas through selective growth of the branch network. The Bank recently signed a notice of intent for a new branch location in the Capitol Hill area of Seattle, which is expected to open during the second quarter of 2013. The Bank may also consider the acquisition of other financial institutions or branches of other banks in the Puget Sound market area although currently no specific transactions are planned.
Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Assets. Total assets increased $75.2 million, or 26.5%, to $359.0 million at December 31, 2012 from $283.8 million at December 31, 2011. The increase in assets was primarily the result of a $57.8 million, or 26.6%, increase in net loans receivable, a $16.4 million, or 61.0%, increase in securities available-for-sale and a $8.9 million, or 100.0% increase in loans held for sale, partially offset by a $9.8 million or 51.1% decrease in total cash and cash equivalents. These increases were funded by the investment of proceeds received upon completion of the Company's initial public offering ("IPO") and also from core deposit growth.
Loans receivable, net, increased $57.8 million, or 26.6%, to $274.9 million at December 31, 2012 from $217.1 million at December 31, 2011, primarily as a result of expanded lending channels in the market area, coupled with expanded lending limits based upon new capital. The stronger loan demand was attributable primarily to new employees hired as well as the expanded loans to one borrower limits created with the IPO capital.
Approximately $12.6 million in consumer marine loans were sold in the fourth quarter of 2012 to reduce interest rate risk and monetize the origination capabilities of the consumer platform. A $115,000 in pre-tax gain was recognized in the fourth quarter of 2012, net of $67,000 in off-balance sheet reserves established for the limited recourse provisions of the sale.
In addition, in 2009, the Bank terminated the indirect auto loan program and currently only originates automobile loans at the branch office locations, which has resulted in a steady decline in the size of the automobile loan portfolio. Further, in the past several years, the Bank also began emphasizing consumer loan originations to borrowers with higher credit scores, generally credit scores over 720 (although Company policy allows the Bank to go lower), which has led to lower loan volume, as well as lower charge-offs, in recent years. Commercial business loans increased $30.1 million, or 69.5%, to $73.5 million at December 31, 2012 from $43.3 million at December 31, 2011, offsetting some of the decline in the real estate and consumer loan portfolios. Commercial business loans increased as a result of the low interest rate environment, which resulted in increased refinance activity for mortgage bankers using the warehouse lending program.
The Company’s allowance for loan losses at December 31, 2012 was $4.7 million, or 1.7% of gross loans receivable, compared to $4.3 million, or 2.0% of gross loans receivable, at December 31, 2011. Growth in loan balances partially offset by improved asset quality was the primary reason for increases in the allowance.
Non-performing loans, consisting of non-accruing loans and accruing loans more than 90 days delinquent, decreased $321,000, or 14.4%, to $1.9 million at December 31, 2012 from $2.2 million at December 31, 2011. At December 31, 2012, the Bank’s non-performing loans consisted of $783,000 of commercial real estate loans, $344,000 of one-to-four-family loans, $248,000 of home equity loans, $337,000 of consumer loans and $194,000 of commercial business loans. Non-performing loans to total loans decreased to 0.7% at December 31, 2012 from 1.0% at December 31, 2011. Real estate owned and repossessed assets totaled $2.2 million at December 31, 2012, compared to $4.7 million at December 31, 2011. The decrease reflected sales of OREO and write downs to fair value during the year end December 31, 2012.

At December 31, 2012, the Company also had $3.3 million in restructured loans, of which $2.4 million were performing in accordance with their revised terms and returned to accrual status. See Item 1., “Business –- Lending Activities – Asset Quality” of this Form 10-K for additional information regarding the Bank’s non-performing loans.
Liabilities. Total liabilities increased $42.1 million, or 16.4%, to $299.1 million at December 31, 2012, from $257.0 million at December 31, 2011, primarily due to a $42.5 million increase in deposits. The increase in deposits was due to a $15.2 million, or 15.4%, increase in money market savings deposits, a $18.6 million, or 46.6%, increase in interest-bearing and noninterest-bearing checking accounts, a $8.5 million, or 8.8%, increase in certificate of deposit accounts and a $245,000, or 2.1% decrease in savings accounts. The increase in deposits was due primarily to management’s direct marketing of transactional accounts to its existing customer base as part of its continued focus on core deposits.
The Bank’s total borrowings, which consisted of FHLB advances, decreased $2.1 million, or 23.1%, to $6.8 million at December 31, 2012 from $8.9 million at December 31, 2011. The decrease in borrowings was related to continued focus on reducing the reliance on non-core funding.
Equity. Total equity increased $33.1 million, or 123.8%, to $59.9 million at December 31, 2012 from $26.8 million at December 31, 2011. The increase primarily was a result of $29.9 million in additional paid-in capital from the initial public offering and net income of $5.3 million for the year ended December 31, 2012.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2012. Income and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31,	Years Ended December 31,
	2012	2012			2011			2010
	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	6.85%	$244,680	$17,908	7.32%	$217,859	$16,191	7.43%	$236,630	$17,270	7.30%
Loans held for sale	4.11	3,666	149	4.06	—	—	—	—	—	—
Mortgage-backed securities	2.12	16,863	321	1.90	1,830	37	2.02	546	15	2.75
Investment securities	1.81	18,749	363	1.94	11,556	190	1.64	1,390	19	1.37
FHLB stock	—	1,792	—	—	1,797	—	—	1,797	—	—
Other(2)	0.37	16,780	46	0.27	26,525	60	0.23	12,585	29	0.23
Total interest-earning assets (1)	5.87%	302,530	18,787	6.21%	259,567	16,478	6.35%	252,948	17,333	6.85%

Interest-bearing liabilities:
Savings and money market	0.45%	122,689	585	0.48%	102,945	770	0.75%	76,065	711	0.94%
Interest-bearing checking	0.33	21,406	52	0.24	18,124	92	0.51	19,798	187	0.94
Certificates of deposit	1.76	99,653	1,571	1.58	103,297	1,964	1.90	118,217	2,770	2.34
Borrowings	1.28	7,642	155	2.03	5,744	180	3.13	7,499	218	2.91
Total interest-bearing liabilities	0.99%	251,390	2,363	0.94%	230,110	3,006	1.31%	221,579	3,886	1.75%

Net interest income			$16,424			$13,472			$13,447
Net interest rate spread	4.88%			5.27%			5.04%			5.10%
Net earning assets		$51,140			$29,457			$31,369
Net interest margin	N/A			5.43%			5.19%			5.32%
Average interest-earning assets to average interest-bearing liabilities		115.43%			112.80%			114.16%
_____________________________________________
(1) The average loans receivable, net balances include non-accruing loans.
(2) Includes interest-bearing deposits at other financial institutions.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2012 vs. 2011			Years Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans receivable, net(1)	$1,993	$(276)	$1,717	$(1,370)	$291	$(1,079)
Loans held for sale	149	—	149	—	—	—
Mortgage-backed securities	304	(20)	284	35	(13)	22
Investment securities	118	55	173	139	32	171
FHLB stock	—	—	—	—	—	—
Other(2)	(22)	8	(14)	32	(1)	31
Total interest-earning assets(1)	$2,542	$(233)	2,309	$(1,164)	$309	(855)

Interest-bearing liabilities:
Savings and money market	$148	$(333)	$(185)	$252	$(193)	$59
Interest-bearing checking	17	(57)	(40)	(16)	(79)	(95)
Certificates of deposit	(69)	(324)	(393)	(350)	(456)	(806)
Borrowings	59	(84)	(25)	(51)	13	(38)
Total interest-bearing liabilities	$155	$(798)	(643)	$(165)	$(715)	(880)

Net change in interest income			$2,952			$25
____________________
(1) The average loans receivable, net balances include non-accruing loans.
(2) Includes interest-bearing deposits at other financial institutions.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

General. Net income for the year ended December 31, 2012 increased $3.8 million to $5.3 million, compared to $1.5 million for the year ended December 31, 2011, due primarily to increases on net interest income before the provision for loan losses, gain on sale of loans and a benefit for income tax. The provision for loan losses increased $544,000, or 23.0%, during the year ended December 31, 2012 compared the year ended December 31, 2011.

Net Interest Income. Net interest income before the provision for loan losses increased $2.9 million to $16.4 million for the year ended December 31, 2012 compared to $13.5 million for the year ended December 31, 2011. The increase in net interest income was attributable to a $2.3 million increases in interest income resulting from an increase in average loans receivable over the last year, partially offset by a $643,000 decrease in interest expenses, primarily due to a reduction in overall cost of funds.

The Bank’s net interest margin increased 24 basis points to 5.43% for the year ended December 31, 2012, from 5.19% for the prior year, primarily due to the increase in the average balances of outstanding interest-earning assets, as set forth below. The cost of average interest-bearing liabilities decreased 37 basis points to 0.94% for the year ended December 31, 2012 compared to 1.31% for the prior year primarily due to a reduction in deposit rates. The decline was primarily related to the repricing of the money market accounts and certificates of deposit to lower current rates during the year ended December 31, 2012.

Interest Income. Total interest income for the year ended December 31, 2012 increased $2.3 million, or 14.0%, to $18.8 million, from $16.5 million for the year ended December 31, 2011. The increase during the year was primarily attributable to an increase in net loans receivable over the last year.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011		Increase/ (Decrease) in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$244,680	7.32%	$217,859	7.43%	$1,717
Loans held for sale	3,666	4.06	—	—	149
Mortgage-backed securities	16,863	1.90	1,830	2.02	284
Investment securities	18,749	1.94	11,556	1.64	173
FHLB stock	1,792	—	1,797	—	—
Cash and due from banks(2)	16,780	0.27	26,525	0.23	(14)
Total interest-earning assets	$302,530	6.21%	$259,567	6.35%	$2,309
____________________
(1) The average loans receivable, net balances include non-accruing loans.
(2) Includes interest-bearing deposits at other financial institutions.

Interest Expense. Interest expense decreased $643,000, or 21.4%, to $2.4 million for the year ended December 31, 2012, from $3.0 million for the year ended December 31, 2011. As a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased 37 basis points to 0.94% for the year ended December 31, 2012, compared to 1.31% for the year ended December 31, 2011. The decrease was primarily due to a decline in rates paid on certificates of deposits and savings and money market accounts, partially offset by the higher average balances for savings and money market accounts. The average balance of total interest-bearing liabilities increased $21.3 million, or 9.2%, to $251.4 million for the year ended December 31, 2012 from $230.1 million for the year ended December 31, 2011.

The following table details average balances cost of funds and the change in interest expense for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)

Savings and money market	$122,689	0.48%	$102,945	0.75%	$(185)
Interest-bearing checking	21,406	0.24	18,124	0.51	(40)
Certificates of deposit	99,653	1.58	103,297	1.90	(393)
Borrowings	7,642	2.03	5,744	3.13	(25)
Total interest-bearing liabilities	$251,390	0.94%	$230,110	1.31%	$(643)

Provision for Loan Losses. In connection with its analysis of the loan portfolio for the year ended December 31, 2012, management determined that a provision for loan losses of $2.9 million was required for the year ended December 31, 2012, compared to a provision for loan losses of $2.4 million established for the year ended December 31, 2011. The $544,000 increase in the provision primarily reflects an increase in net new loans. Non-performing loans were $1.9 million or 0.7% of total loans at December 31, 2012, compared to $2.2 million, or 1.0% of total loans at December 31, 2011. Management considers the allowance for loan losses at December 31, 2012 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2012 and 2011:

	At or For the Years Ended December 31,
	2012	2011
	(Dollars in thousands)

Provision for loan losses	$2,913	$2,369
Net charge-offs	$2,560	$3,929
Allowance for loan losses	$4,698	$4,345
Allowance for loan losses as a percentage of total gross loans receivable at the end of the year	1.7%	2.0%
Non-accrual and 90 days or more past due loans	$1,906	$2,227
Allowance for loan losses as a percentage of non-performing loans at end of year	246.5%	195.1%
Non-accrual and 90 days or more past due loans as a percentage of gross loans receivable at the end of the year	0.7%	1.0%
Total gross loans	$279,930	$221,052

Noninterest Income. Noninterest income increased $3.7 million, or 149.1%, to $6.2 million for the year ended December 31, 2012 from $2.5 million for the year ended December 31, 2011. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Years Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)

Service charges and fee income	$1,993	$1,971	$22	1.1%
Gain on sale of loans	3,684	113	3,571	3,160.2
Gain on sale of equipment	—	41	(41)	(100.0)
Gain on sale of investment securities	165	18	147	816.7
Other noninterest income	322	332	(10)	(3.0)
Total noninterest income	$6,164	$2,475	$3,689	149.1%

Noninterest income increased during the year ended December 31, 2012, primarily as a result of gains associated with the sale of mortgage loans to the secondary market as part of the Bank's mortgage lending operations and a gain on the sale of investment securities.

Noninterest Expense. Noninterest expense increased $4.4 million to $16.5 million for the year ended December 31, 2012 compared to $12.0 million for the year ended December 31, 2011. The following table provides an analysis of the changes in the components of noninterest expense:

	Years Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)

Salaries and benefits	$8,495	$5,616	$2,879	51.3%
Operations	2,530	1,949	581	29.8
Occupancy	1,232	1,103	129	11.7
Data processing	1,055	890	165	18.5
OREO fair value write-downs, net of loss on sales	847	601	246	40.9
OREO expenses	184	138	46	33.3
Loan costs	867	459	408	88.9
Professional fees and board fees	618	631	(13)	(2.1)
FDIC insurance	257	391	(134)	(34.3)
Marketing and advertising	280	236	44	18.6
Impairment loss on mortgage servicing rights	112	19	93	489.5
Total noninterest expense	$16,477	$12,033	$4,444	36.9%

Salaries and benefits increased $2.9 million, or 51.3%, to $8.5 million for the year ended December 31, 2012, from $5.6 million for the prior year, primarily as a result of the hiring of additional employees in the commercial business and mortgage-related lending areas. Commission based expenses increased to $1.1 million during 2012 as a direct result of the growth in the Bank's mortgage lending operations and residential construction lending. At December 31, 2012 the Company employed 130 full-time equivalent employees compared to 86 at December 31, 2011. Operations expense increased $581,000, or 29.8% partially due to an increase in off-balance sheet reserves including a reserve for the marine loan sale, costs associated with increased staff, new lending programs,and excise taxes. Loan costs increased $408,000, or 88.9%, related primarily due to increased lending activities and, other real estate owned, or OREO, write-downs increased $246,000 for the year ended December 31, 2012, primarily as a result of the write-down in OREO values during the current year. Data processing expense increased $165,000, or 18.5%, as a result of increased data processing usage reflecting increased loan originations and occupancy expense increased $129,000, or 11.7%, primarily as a result of remodeling two older branches and the administrative office. Offsetting these increases was a $134,000, or 34.3%, decrease in FDIC insurance premiums during December 31, 2012 compared to December 31, 2011. The Bank’s FDIC insurance premiums declined as a result of a lower rate for deposit insurance premiums due to the Bank’s improved regulatory rating.

The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 73.0% for the year ended December 31, 2012, compared to 75.5% for the year ended December 31, 2011. The improvement in the efficiency ratio was primarily attributable to an increase in net interest income and total other noninterest income. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate income.

Benefit for Income Tax. During the year ended December 31, 2012, the Company recorded a net $(2.1) million income tax benefit, which was the result of reversing all of the deferred tax asset valuation allowance that was recorded at December 31, 2011. There was no provision for federal income tax expense during the comparable years ended December 31, 2011. The deferred tax asset valuation allowance was established in the prior year as a result of cumulative losses incurred in 2007, 2008 and 2009 due to the economic downturn caused by the recession and uncertainty at that time regarding the Company's ability to generate future taxable income. The Company reported pre-tax income in 2010, 2011 and 2012, which provides positive evidence that the trend of losses during the recent recession has been reversed. In addition, on July 9, 2012, the Bank converted from a mutual savings bank to a stock savings bank upon the completion of the IPO. Based on the IPO proceeds and the expected continued profitability, the Company determined that it was more likely than not that the net deferred tax asset would be realized. As of December 31, 2012 the net deferred tax asset was $1.9 million. At December 31, 2011, the Company had a deferred tax asset of $3.2 million that was reduced by a full $(3.2) million valuation allowance.

Asset and Liability Management and Market Risk

Risk When Interest Rates Change. The rates of interest the Bank earns on assets and pays on liabilities generally is established contractually for a period of time. Market rates change over time. Like other financial institutions, the Company’s results of operations are impacted by changes in interest rates and the interest rate sensitivity of the Company’s assets and liabilities. The risk associated with changes in interest rates and the Bank’s ability to adapt to these changes is known as interest rate risk and is the most significant market risk.
How The Company Measures Risk of Interest Rate Changes. As part of an attempt to manage exposure to changes in interest rates and comply with applicable regulations, the Bank monitors interest rate risk. In doing so, the Bank analyzes and manages assets and liabilities based on their interest rates and payment streams, timing of maturities, repricing opportunities, and sensitivity to actual or potential changes in market interest rates.
1st Security Bank of Washington is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, reprice more rapidly or at different rates than the interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on the Bank’s results of operations, the Bank has adopted an Asset and Liability Management Policy. The board of directors sets the asset and liability policy for the Bank, which is implemented by the asset/liability committee (“ALCO”), an internal management committee. The board level oversight for ALCO is performed by the audit committee of the board of directors.
The purpose of the ALCO committee is to communicate, coordinate, and control asset/liability management consistent with the business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.
The committee generally meets monthly to, among other things, protect capital through earnings stability over the interest rate cycle; maintain the Bank’s well-capitalized status; and provide a reasonable return on investment. The committee recommends appropriate strategy changes based on this review. The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly. The Chief Financial Officer oversees the process on a daily basis.
A key element of the Bank’s asset/liability management plan is to protect net earnings by managing the maturity or repricing mismatch between interest-earning assets and rate-sensitive liabilities. The Bank seeks to accomplish this by extending funding maturities through wholesale funding sources, including the use of FHLB advances and brokered certificates of deposit, and through asset management, including the use of adjustable-rate loans and selling certain fixed-rate loans in the secondary market.
As part of the efforts to monitor and manage interest rate risk, a number of indicators are used to monitor overall risk. Among the measurements are:
Market Risk. Market risk is the potential change in the value of investment securities if interest rates change. This change in value impacts the value of 1st Security Bank of Washington and the liquidity of the securities. Market risk is controlled by setting a maximum average maturity/average life of the securities portfolio to 10 years.
Economic Risk. Economic risk is the risk that the underlying value of a bank will change when rates change. This can be caused by a change in value of the existing assets and liabilities (this is called Economic Value of Equity or EVE) or a change in the earnings stream (this is caused by interest rate risk). The Bank takes economic risk primarily when fixed rate loans are made, or purchase fixed-rate investments, or issue long term certificates of deposit or take fixed-rate FHLB advances. It is the risk that interest rates will change and these fixed-rate assets and liabilities will change in value. This change in value usually is not recognized in the earnings, or equity (other than marking to market securities available-for-sale or fair value adjustments on loans held for sale). The change is recognized only when the assets and liabilities are liquidated. Although the change in market value is usually not recognized in earnings or in capital, the impact is real to the long-term value of 1st Security Bank of Washington. Therefore, the Bank will control the level of economic risk by limiting the amount of long-term, fixed-rate assets the Bank will have and by setting a limit on concentrations and maturities of securities.
Interest Rate Risk. If the Federal Reserve Board changes the Federal Funds rate 100, 200 or 300 basis points, the Bank policy dictates that a change in net interest income should not change more that 7.5%, 15% and 30%, respectively.
The table presented below, as of December 31, 2012, is an analysis prepared for 1st Security Bank of Washington by Olson Research Associates, Inc. utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. Given the low interest rate environment reduction in rates by 200 and 300 basis points are not reported. The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur. The current federal funds rate is 0.25% making a 200 and 300 basis point decrease impossible.

	December 31, 2012
Change in Interest Rates in Basis Points	Net Interest Income
	Amount	Change	Change
(Dollars in thousands)	(Dollars in thousands)
300bp	$19,121	$554	2.98%
200bp	18,826	258	1.39
100bp	18,617	50	0.27
0bp	18,567	—	—
(100)bp	18,102	(465)	(2.50)

In managing the assets/liability mix the Bank typically places an equal emphasis on maximizing net interest margin and matching the interest rate sensitivity of the assets and liabilities. From time to time, however, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, the Bank may place somewhat greater emphasis on maximizing net interest margin than on strictly matching the interest rate sensitivity of the assets and liabilities. Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of the asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that 1st Security Bank of Washington’s level of interest rate risk is acceptable under this approach.
In evaluating 1st Security Bank of Washington’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. 1st Security Bank of Washington considers all of these factors in monitoring its exposure to interest rate risk.
Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Bank relies on a number of different sources in order to meet potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances and cash flows from loan payments and maturing securities.
As of December 31, 2012, the Company’s total borrowing capacity was $27.6 million with the FHLB of Seattle, with unused borrowing capacity of $20.8 million at that date. In addition to the availability of liquidity from the FHLB of Seattle, the Bank maintained a short-term borrowing line, with a current limit of $67.5 million at December 31, 2012, with the Federal Reserve Bank. As of December 31, 2012, $6.8 million in FHLB advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit. Our borrowing capacity is subject to certain collateral requirements in accordance with the borrowing agreements. The Bank also had a $6.0 million unsecured, variable rate, overnight short-term borrowing line of credit with Pacific Coast Bankers' Bank, of which none was outstanding at December 31, 2012. The Bank’s Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $60.2 million as of December 31, 2012. Total brokered deposits as of December 31, 2012 were $13.9 million.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Bank uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2012, the approved outstanding loan commitments, including unused lines of credit, amounted to $109.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $30.8 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Bank believes that a majority of maturing deposits will remain with 1st Security Bank of Washington.
As further detailed on the Consolidated Statements of Cash Flows, included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K, for the year ended December 31, 2012, cash and cash equivalents decreased $12.5 million, or 64.7%, from $19.3 million as of December 31, 2011 to $6.8 million as of December 31, 2012. Cash used in operating activities of $759,000 and cash used in investing activities of $80.8 million were partially funded by cash from financing activities of $69.1 million for the year ended December 31, 2012. Primary sources of cash included $132.5 million from sale of loans held for sale, a $42.5 million increase in deposits, $31.2 million in net proceeds from the IPO, the $16.4 million from sales, maturities and calls on investment securities and $12.8 million from the sale of marine loans. The sources of cash were partially offset by $139.0 million in loans held for sale originated, $74.2 million of portfolio loans originated, net of principal collections, and $32.0 million in purchases of investment securities.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.
Off-Balance Sheet Activities

In the normal course of operations, 1st Security Bank of Washington engages in a variety of financial transactions that are not recorded in the Company’s consolidated financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2012, the Bank engaged in no off-balance sheet transactions likely to have a material effect on the Company’s financial condition, results of operations or cash flows.
A summary of off-balance sheet commitments to extend credit at December 31, 2012, was as follows:

Off-balance sheet loan commitments:	(In thousands)

Real estate secured	$49,901
Commercial business loans	41,025
Home equity loans and lines of credit	11,928
Consumer loans	6,793
Total loan commitments	$109,647

The Bank completed a sale of 366 consumer marine loans on December 14, 2012 and at that time, established a $67,000 recourse reserve based on a two year average loss factor of 2.12% for recreational loans which included consumer marine loans. The two year look back period was based on a longer period of time from the marine loans held by the Bank. The asset quality recourse reserve will remain in effect until June 12, 2013 and requires that the Bank repurchase and replace any loan that is past due greater than 60 days during the recourse period.

Capital Resources

At December 31, 2012, the Company's equity totaled $59.9 million. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities and to meet regulatory capital guidelines. 1st Security Bank of Washington is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2012, 1st Security Bank of Washington exceeded these requirements as of that date. Consistent with the goals to operate a sound and profitable organization, the Company’s policy is for 1st Security Bank of Washington to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at December 31, 2012, 1st Security Bank of Washington was considered to be well-capitalized. See Item 1, “Business – How We Are Regulated - Regulatory Capital Requirements” of this Form 10-K.
FS Bancorp, Inc. is subject to minimum capital requirements under the BHC Act. Based upon the December 31, 2012 financial statements, the Company’s capital ratios are as follows:

The Company’s capital amounts and ratios at December 31, 2012 are presented in the following table.

					To be Well Capitalized Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total Risk-based Capital
(to Risk-weighted Assets)	$62,652	19.82%	$25,294	8.00%	$31,617	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$58,688	18.56%	$12,647	4.00%	$18,970	6.00%
Tier I Leverage Capital
(to Average Assets)	$58,688	16.66%	$14,091	4.00%	$17,614	5.00%

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this ASU is to enhance disclosures and provide converged disclosures under U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. This ASU requires disclosure of both net and gross information for these assets and liabilities. The new guidance will be effective for annual and interim periods beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible asset by simplifying how an entity test those assets for impairment and improve consistency in impairment testing guidance among long-lived asset categories. The update provides the option to first assess the qualitative factors to determine whether it is necessary to perform a quantitative impairment test. A quantitative impairment calculation is required if based on the qualitative assessment that it is “more likely than not” that the asset is impaired. The new guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification,” Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU 2010-22, Accounting for Various Topics. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk inherent in lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that are managed in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on the Company’s financial condition and result of operations. The information contained in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management” of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

FS BANCORP, INC. AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
FS Bancorp, Inc.
Mountlake Terrace, Washington

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining evidence, on a test basis, supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Bellingham, Washington
March 28, 2013

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2012 AND 2011

(Dollars in thousands, except share data)

	2012	2011
ASSETS
Cash and due from banks	$4,003	$2,356
Interest-bearing deposits at other financial institutions	5,410	16,897
Securities available-for-sale, at fair value	43,313	26,899
Federal Home Loan Bank stock, at cost	1,765	1,797
Loans held for sale	8,870	—
Loans receivable, net	274,949	217,131
Accrued interest receivable	1,223	1,020
Premises and equipment, net	12,663	9,852
Other real estate owned	2,127	4,589
Deferred tax asset	1,927	—
Other assets	2,780	3,252
TOTAL ASSETS	$359,030	$283,793
LIABILITIES
Deposits
Interest-bearing accounts	$254,784	$227,164
Noninterest-bearing accounts	34,165	19,254
Total deposits	288,949	246,418
Borrowings	6,840	8,900
Other liabilities	3,344	1,708
Total liabilities	299,133	257,026
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,240,125 shares issued and outstanding at December 31, 2012, and none at December 31, 2011	32	—
Additional paid-in capital	29,894	—
Retained earnings	31,746	26,451
Accumulated other comprehensive income	597	316
Unearned shares - Employee Stock Ownership Plan (ESOP)	(2,372)	—
Total stockholders' equity	59,897	26,767
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$359,030	$283,793

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

(Dollars in thousands, except share data)
	2012	2011
INTEREST INCOME
Loans receivable	$18,057	$16,191
Interest and dividends on investment securities, and cash and cash equivalents	730	287
Total interest income	18,787	16,478
INTEREST EXPENSE
Deposits	2,208	2,826
Borrowings	155	180
Total interest expense	2,363	3,006
NET INTEREST INCOME	16,424	13,472
PROVISION FOR LOAN LOSSES	2,913	2,369
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,511	11,103
NONINTEREST INCOME
Service charges and fee income	1,993	1,971
Gain on sale of loans	3,684	113
Gain on sale of equipment	—	41
Gain on sale of investment securities	165	18
Other noninterest income	322	332
Total noninterest income	6,164	2,475
NONINTEREST EXPENSE
Salaries and benefits	8,495	5,616
Operations	2,530	1,949
Occupancy	1,232	1,103
Data processing	1,055	890
OREO fair value write-downs, net of loss on sales	847	601
OREO expenses	184	138
Loan costs	867	459
Professional and board fees	618	631
FDIC insurance	257	391
Marketing and advertising	280	236
Impairment loss on mortgage servicing rights	112	19
Total noninterest expense	16,477	12,033
INCOME BEFORE BENEFIT FOR INCOME TAX	3,198	1,545
BENEFIT FOR INCOME TAX	2,097	—
NET INCOME	$5,295	$1,545
Basic earnings per share	$1.76	nm(1)
Diluted earnings per share	$1.76	nm(1)

(1): Earnings per share and share calculations are not meaningful as the Company completed its stock conversion and became a public company on July 9, 2012.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
Net Income	$5,295	$1,545
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale:
Unrealized holding gain arising during year	754	445
Reclassification adjustment for unrealized gains realized in net income	(165)	(18)
Income tax provision related to unrealized gain	(308)	—
Other comprehensive income, net of tax	281	427
COMPREHENSIVE INCOME	$5,576	$1,972

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

(Dollars in thousands, except share data)

	Common Stock		Additional		Unearned	Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	ESOP Shares	Comprehensive Income (Loss)	Total Equity
BALANCE, January 1, 2011	—	$—	$—	$24,906	$—	$(111)	$24,795
Net income	—	—	—	1,545	—	—	1,545
Other comprehensive income	—	—	—	—	—	427	427
BALANCE, December 31, 2011	—	$—	$—	$26,451	$—	$316	$26,767

BALANCE, January 1, 2012	—	$—	$—	$26,451	$—	$316	$26,767
Net income	—	—	—	5,295	—	—	5,295
Other comprehensive income, net of tax	—	—	—	—	—	281	281
Proceeds from public offering, net of expenses	3,240,125	32	29,873	—	—	—	29,905
ESOP shares purchased	—	—	—	—	(2,636)	—	(2,636)
ESOP shares allocated	—	—	21	—	264	—	285
BALANCE, December 31, 2012	3,240,125	$32	$29,894	$31,746	$(2,372)	$597	$59,897

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,295	$1,545
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,913	2,369
Depreciation, amortization and accretion	972	847
ESOP compensation expense for allocated shares	285	—
Provision for deferred income taxes	1,082	536
Valuation allowance on deferred income taxes	(3,317)	(536)
Gain on sale of loans and loans held for sale	(3,684)	(113)
Origination of loans held for sale	(138,999)	—
Proceeds from sale of loans held for sale	132,516	—
Gain on sale of investment securities	(165)	(18)
Loss on sale of other real estate owned	35	7
Gain on sale of equipment	—	(41)
Impairment of mortgage servicing rights	112	19
Impairment loss on other real estate owned	812	594
Changes in operating assets and liabilities
Accrued interest receivable	(203)	(106)
Other assets	(49)	(398)
Other liabilities	1,636	26
Net cash from (used by) operating activities	(759)	4,731
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, sales, and calls	16,367	2,737
Purchases	(31,995)	(21,549)
Net increase in interest-bearing certificates of deposit	(2,626)	—
Loan originations and principal collections, net	(74,202)	4,576
Proceeds from sale of loans	12,779	3,570
Proceeds from sale of other real estate owned	2,536	1,799
Sale of premises and equipment	—	74
Purchase of premises and equipment	(3,644)	(1,396)
Net cash used by investing activities	(80,785)	(10,189)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	42,531	2,461
Proceeds from borrowings	59,740	15,000
Repayments of borrowings	(61,800)	(28,000)
Purchase of ESOP shares	(2,636)	—
Proceeds from issuance of common stock, net	31,243	—
Net cash from (used by) financing activities	69,078	(10,539)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,466)	(15,997)
CASH AND CASH EQUIVALENTS, beginning of year	19,253	35,250
CASH AND CASH EQUIVALENTS, end of year	$6,787	$19,253
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,367	$3,005
Income taxes	$60	$—
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$589	$427
Other real estate owned and repossessed assets taken in settlement of loans	$1,080	$3,288
See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (“Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (“Bank”) in connection with the Bank's conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based stock owned savings bank with six branches in suburban communities in the greater Puget Sound area. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals in Western Washington.

Financial Statement Presentation – Amounts presented in the financial statements and footnote tables are rounded and presented in thousands of dollars. In the narrative footnote discussion amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in to the nearest thousandths. Certain prior year amounts have been reclassified to conform to the 2012 presentation with no change to net income or equity previously reported. Earnings per share and share calculations prior to December 31, 2012 are not meaningful as the Company completed its stock conversion and became a public company on July 9, 2012.

Conversion and change in corporate form – On July 9, 2012, in accordance with a Plan of Conversion (the "Plan") adopted by its Board of Directors and as approved by its depositors and borrower members, 1st Security Bank of Washington (i) converted from a mutual savings bank to a stock savings bank, and (ii) became the wholly-owned subsidiary of FS Bancorp, Inc., a bank holding company registered with the Board of Governors of the Federal Reserve System ("FRB"). In connection with the conversion, the Company issued an aggregate of 3,240,125 shares of common stock at an offering price of $10.00 per share for gross proceeds of $32.4 million. From the proceeds, the Company made a capital contribution of $15.5 million to the Bank. The Bank intends to use this additional capital for future lending and investment activities and for general and other corporate purposes subject to regulatory limitations.The cost of conversion and the issuance of capital stock was approximately $2.5 million, which was deducted from the proceeds of the offering.

Pursuant to the Plan, the Company's Board of Directors adopted an employee stock ownership plan ("ESOP") which purchased 8% of the common stock in the open market or 259,210 shares. As provided for in the Plan, the Company also established a liquidation account in the amount of retained earnings as of December 31, 2011. The liquidation account will be maintained for the benefits of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of March 31, 2012 who maintain deposit accounts at the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities, and equity unchanged as a result.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are allowances for loan losses, fair value of other real estate owned (“OREO”), and the estimated realizability related to the deferred tax asset.

Principles of consolidation – The consolidated financial statements include the accounts of FS Bancorp and its wholly owned subsidiary, 1st Security Bank. All material intercompany accounts have been eliminated in consolidation.

Subsequent Events – The Company has evaluated events and transactions subsequent to December 31, 2012 for potential recognition or disclosure.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest bearing balances due from other banks and the Federal Reserve Bank of San Francisco. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. As of December 31, 2012 and 2011, the Bank had cash deposits at other financial

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. However, as the Bank places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal.

Deposits in Other Financial Institutions - The Company held interest-bearing deposits at other financial institutions with a cost basis of $5.4 million and $16.9 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, certificates of deposits in the amount of $2.6 million and none have original maturity dates greater than 90 days and were excluded from cash and cash equivalents.

Securities Available-for-Sale – Securities available-for-sale consist of debt securities that the Bank has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of equity entitled accumulated other comprehensive income. Unrealized losses that are deemed to be other than temporary are reflected in results of operations. Any declines in the values of these securities that are considered to be other-than-temporary-impairment (“OTTI”) and credit-related are recognized in earnings. Noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income. The review for OTTI is conducted on an ongoing basis and takes into account the severity and duration of the impairment, recent events specific to the issuer or industry, fair value in relationship to cost, extent and nature of change in fair value, creditworthiness of the issuer including external credit ratings and recent downgrades, trends and volatility of earnings, current analysts’ evaluations, and other key measures. In addition, the Bank does not intend to sell the securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis. In doing this, we take into account our balance sheet management strategy and consideration of current and future market conditions. Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in results of operations. Amortization of premium and accretion of discounts are recognized in interest income over the period to maturity.

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Seattle (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 0.5% of its outstanding home loans or 4.5% of advances from the FHLB. The Bank’s investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. As of December 31, 2012 and 2011, $741,000 and $362,000, respectively, of FHLB stock was pledged as collateral for FHLB advances.

The Bank’s investment in FHLB stock is carried at par value because the shares can only be redeemed with the FHLB at par. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB upon five years’ prior notice for FHLB Class B stock or six months notice for FHLB Class A stock to the FHLB. FHLB stock is carried at cost and is subject to recoverability testing annually.

Loans Held for Sale – Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at fair value. All sales are made individually without recourse after a 90-day buyback clause for late payments. Net unrealized gains and losses are recognized through a valuation allowance established by charges to income.

The Company issues various representations and warranties associated with the sale of loans. The Company is responsible for any losses taken on loans that did not comply with the representations and warranties made at the time of sale. The Company has not experienced any significant losses during the years ended December 31, 2012 and 2011 regarding these representations and warranties.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company regularly enters into commitments to originate and sell loans held for sale. Such commitments are considered derivative instruments. The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value.

The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Company enters into contracts to sell forward To-Be-Announced (TBA) mortgage backed securities - these contracts are considered derivative instruments. These instruments are measured at fair value and are recognized as either an asset or liability on the consolidated balance sheet. Changes in fair value are reported in current period income. Hedging activity was considered to be immaterial for the year ended December 31, 2012.

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

Interest on loans is accrued daily based on the principal amount outstanding. Generally, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless they are well secured and in the process of collection. All interest accrued but not collected for loans that are placed on non-accrual status or charged off are reversed against interest income. Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are returned to accrual status when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or, generally, when the loan is less than 90 days delinquent, and performing according to contractual terms after a period of six months performance.

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

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount of past due and the number of days past due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged-off and increased by provisions charged to earnings and recoveries on loans previously charged-off. The allowance is based on management’s periodic, systematic evaluation of factors underlying the quality

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged-off against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

A provision of loan losses is charged against income and added to the allowance for loan losses based on regular assessment of the loan portfolio. The allowance for loan losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications, and actual loss experience within the loan portfolio. Although management has allocated the allowance for loan losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided for in the financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Reserve for Unfunded Loan Commitments and Letters of Credit – The reserve for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the reserve is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments is included in other liabilities on the balance sheet, with changes to the balance charged against noninterest expense.

Premises and Equipment, Net – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation include building and building improvements from 20 to 50 years and furniture, fixtures, and equipment from 2 to 10 years. Leasehold and tenant improvements are amortized using the straight-line method over the lesser of useful life or the life of the related lease. Depreciation and amortization expense for these assets totaled $833,000 and $760,000 for the years ended December 31, 2012 and 2011, respectively. Gains or losses on dispositions are reflected in results of operations.

Small Business Administration Loan Sales – The Bank, on a limited basis, sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”) loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA loan. The Bank’s investment in an SBA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan may be deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield.

Other Real Estate Owned and Other Repossessed Items – Other real estate owned ("OREO") and other repossessed items consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at fair value less selling costs. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Bank does not maintain effective control over the transferred assets.

Mortgage Servicing Rights – Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Bank later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The mortgage servicing asset was $1.1 million and $200,000 at December 31, 2012 and 2011, respectively.

Income Taxes – The Company files a consolidated federal income tax return. Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the financial statements. These will result in differences between income for tax purposes and income for financial reporting purposes in future years. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established to reduce the net recorded amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

As of December 31, 2012, the Company had net deferred tax assets of $1.9 million and determined that no valuation allowance was required. As of December 31, 2011, the Company had net deferred tax assets of $3.2 million reduced by a full $3.2 million valuation allowance based principally on the uncertainty about the Company's ability to generate sufficient future taxable income to realize the net deferred tax asset as of December 31, 2011.

The Financial Accounting Standards Board (“FASB”) issued guidance related to accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is the Company’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share – Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing basic and dilutive EPS, ESOP shares that have been committed to be released are outstanding and ESOP shares that have not been committed to be released shall not be considered outstanding.

Comprehensive Income (Loss) – Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly to equity, such as unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) is presented within the statement of equity.

Financial Instruments – In the ordinary course of business, the Bank has entered into agreements for off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Restricted Assets – Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2012 and 2011 were $1.3 million and $735,000, respectively, included in cash and cash equivalents on the balance sheet. The Bank pledged two securities held at the FHLB with a fair value of $1.3 million to secure Washington State public deposits of $733,000 at December 31, 2012.

Marketing and Advertising Costs – The Bank records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $280,000 and $236,000 for the years ended December 31, 2012 and 2011, respectively.

Employee Stock Ownership Plan (ESOP) – Compensation expense recognized for the Company's ESOP equals the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at the time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011 - 11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this ASU is to enhance disclosures and provide converged disclosures under U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. This ASU requires disclosure of both net and gross information for these assets and liabilities. The new guidance will be effective for annual and interim periods beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012 - 02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible asset by simplifying how an entity test those assets for impairment and improve consistency in impairment testing guidance among long-lived asset categories. The update provides the option to first assess the qualitative factors to determine whether it is necessary to perform a quantitative impairment test. A quantitative impairment calculation is required if based on the qualitative assessment that it is “more likely than not” that the asset is impaired. The new guidance will be effective for annual and interim impairment tests performed

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for fiscal years beginning after September 15, 2012. Management does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In August 2012, the FASB issued ASU No. 2012 - 03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification,” Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) relate to ASU 2010-22, Accounting for Various Topics. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The carrying amount of securities available-for-sale and their approximate fair values at December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 1 year)	Gross Unrealized Losses (more than 1 year)	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$12,287	$281	$(16)	$—	$12,552
Corporate securities	2,492	—	(4)	—	2,488
Municipal bonds	8,863	202	(5)	—	9,060
Mortgage-backed securities	18,766	447	—	—	19,213
Total securities available-for-sale	$42,408	$930	$(25)	$—	$43,313

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 1 year)	Gross Unrealized Losses (more than 1 year)	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$14,202	$131	$(3)	$(1)	$14,329
Municipal bonds	3,905	101	(1)	—	4,005
Mortgage-backed securities	8,476	101	(12)	—	8,565
Total securities available-for-sale	$26,583	$333	$(16)	$(1)	$26,899

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

There were nine investments with unrealized losses of less than one year as of December 31, 2012. There were five investments with unrealized losses of less than one year as of December 31, 2011 and one investment with an unrealized loss for more than one year. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Bank has the intent and ability to hold these securities until recovery, and is not likely to be required to sell these securities. No other-than-temporary impairment write-downs were recorded for the years ended December 31, 2012 and 2011.

The contractual maturities of securities available-for-sale at December 31, 2012 and 2011 were as follows:

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
No contractual maturity	$—	$—	$—	$—
Due in one year or less	505	508	—	—
Due in one year to five years	6,969	7,050	5,258	5,345
Due in five years to ten years	17,045	17,423	11,338	11,489
Due in over ten years	17,889	18,332	9,987	10,065
Total	$42,408	$43,313	$26,583	$26,899

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities were as follows for the year ended:

	December 31, 2012
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$4,348	$165	$—

	December 31, 2011
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$279	$18	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at December 31:

	2012	2011
REAL ESTATE LOANS
Commercial	$33,250	$28,931
Construction and development	31,893	10,144
Home equity	15,474	14,507
One-to-four-family	13,976	8,752
Multi-family	3,202	1,175
Total real estate loans	97,795	63,509
CONSUMER LOANS
Indirect home improvement	86,249	81,143
Recreational	17,968	24,471
Automobile	2,416	5,832
Home improvement	651	934
Other	1,386	1,826
Total consumer loans	108,670	114,206
COMMERCIAL BUSINESS LOANS	73,465	43,337
Total loans	279,930	221,052
Allowance for loan losses	(4,698)	(4,345)
Deferred costs, fees, and discounts, net	(283)	424
Total loans receivable, net	$274,949	$217,131

The Company defined its loan portfolio into three segments that reflect the structure of the lending function, the Company’s strategic plan and the manner in which management monitors performance and credit quality. The three loan portfolio segments are: (a) Real Estate Loans, (b) Consumer Loans and (c) Commercial Business Loans. Each of these segments is disaggregated into classes based on the risk characteristics of the borrower and/or the collateral type securing the loan. The following is a summary of each of the Company’s loan portfolio segments and classes:

Real Estate Loans

Commercial Lending. Loans originated by the Company primarily secured by income producing properties, including retail centers, warehouses and office buildings located in our market areas.

Construction and Development Lending. Loans originated by the Company for the construction of and secured by commercial real estate and one-to-four-family residences and tracts of land for development.

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences, primarily in our market area.

One-to-Four-Family Real Estate Lending. Loans originated by the Company secured by first mortgages on one-to-four-family residences, primarily in our market area.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Multi-family Lending. Apartment lending (more than four units) to current banking customers and community reinvestment loans for low to moderate income individuals in the Company's footprint.

Consumer Lending

Indirect Home Improvement. Fixture secured loans are originated by the Company for home improvement and are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence.

Automobile and Recreational. Loans originated by the Company secured by boats and automobiles.

Other Consumer Loans/Home Improvement. Loans originated by the Company, including direct home improvement loans, loans on deposits and other consumer loans.

Commercial Business Loans

Commercial Business Lending. Commercial business loans originated by the Company to local small and mid-sized businesses in our Puget Sound market area are secured by accounts receivable, inventory or property, plant and equipment. Commercial business loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details activity in the allowance for loan losses by loan categories:

	December 31, 2012
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$803	$2,846	$511	$185	$4,345
Provision for loan loss	1,658	941	464	(150)	2,913
Charge-offs	(780)	(2,581)	(179)	—	(3,540)
Recoveries	9	952	19	—	980
Net charge-offs	(771)	(1,629)	(160)	—	(2,560)
Ending balance	$1,690	$2,158	$815	$35	$4,698
Year-end amount allocated to:
Loans individually evaluated for impairment	$118	$—	$7	$—	$125
Loans collectively evaluated for impairment	1,572	2,158	808	35	4,573
Ending balance	$1,690	$2,158	$815	$35	$4,698
LOANS RECEIVABLES
Loans individually evaluated for impairment	$3,606	$—	$194	$—	$3,800
Loans collectively evaluated for impairment	94,189	108,670	73,271	—	276,130
Ending balance	$97,795	$108,670	$73,465	$—	$279,930

	December 31, 2011
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,213	$3,361	$837	$494	$5,905
Provision for loan loss	196	2,124	358	(309)	2,369
Charge-offs	(636)	(3,519)	(684)	—	(4,839)
Recoveries	30	880	—	—	910
Net charge-offs	(606)	(2,639)	(684)	—	(3,929)
Ending balance	$803	$2,846	$511	$185	$4,345
Year-end amount allocated to:
Loans individually evaluated for impairment	$140	$—	$4	$—	$144
Loans collectively evaluated for impairment	663	2,846	507	185	4,201
Ending balance	$803	$2,846	$511	$185	$4,345
LOANS RECEIVABLES
Loans individually evaluated for impairment	$4,393	$—	$427	$—	$4,820
Loans collectively evaluated for impairment	59,116	114,206	42,910	—	216,232
Ending balance	$63,509	$114,206	$43,337	$—	$221,052

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to aging analysis of past due loans are summarized as follows:

	December 31, 2012
	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$783	$32,467	$33,250
Construction and development	—	—	—	—	—	31,893	31,893
Home equity	192	484	—	676	248	14,550	15,474
One-to-four-family	—	—	—	—	344	13,632	13,976
Multi-family	—	—	—	—	—	3,202	3,202
Total real estate loans	192	484	—	676	1,375	95,744	97,795
CONSUMER
Indirect home improvement	653	300	—	953	295	85,001	86,249
Recreational	128	2	—	130	—	17,838	17,968
Automobile	68	1	—	69	10	2,337	2,416
Home improvement	—	—	—	—	32	619	651
Other	8	11	—	19	—	1,367	1,386
Total consumer loans	857	314	—	1,171	337	107,162	108,670
COMMERCIAL BUSINESS LOANS	—	—	—	—	194	73,271	73,465
Total	$1,049	$798	$—	$1,847	$1,906	$276,177	$279,930

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$703	$—	$—	$703	$—	$28,228	$28,931
Construction and development	—	—	—	—	623	9,521	10,144
Home equity	149	69	—	218	267	14,022	14,507
One-to-four-family	—	—	—	—	412	8,340	8,752
Multi-family	—	—	—	—	—	1,175	1,175
Total real estate loans	852	69	—	921	1,302	61,286	63,509
CONSUMER
Indirect home improvement	698	453	—	1,151	454	79,538	81,143
Recreational	144	50	—	194	1	24,276	24,471
Automobile	100	53	—	153	23	5,656	5,832
Home improvement	—	31	—	31	—	903	934
Other	26	10	—	36	20	1,770	1,826
Total consumer loans	968	597	—	1,565	498	112,143	114,206
COMMERCIAL BUSINESS LOANS	—	—	—	—	427	42,910	43,337
Total	$1,820	$666	$—	$2,486	$2,227	$216,339	$221,052

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided:

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

 NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or For the Year Ended December 31, 2012
	Unpaid Principal Balance	Write- downs		Recorded Investment		Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—		$—		$—	$—	$—	$—
Construction and development	—	—		—		—	—	—	—
Home equity	111	—		111		—	111	112	3
One-to-four-family	1,295	(170)		1,125		—	1,125	1,172	30
Multi-family	—	—		—		—	—	—	—
Indirect home improvement	—	—		—		—	—	—	—
Recreational	—	—		—		—	—	—	—
Automobile	—	—		—		—	—	—	—
Home improvement	—	—		—		—	—	—	—
Other	—	—		—		—	—	—	—
Commercial business loans	241	(111)		130		—	130	172	—
Subtotal loans	1,647	(281)		1,366		—	1,366	1,456	33
WITH AN ALLOWANCE RECORDED
Commercial	950	(167)		783		(39)	744	893	7
Construction and development	1,625	(38)		1,587		(79)	1,508	1,616	68
Home equity	—	—		—		—	—	—	—
One-to-four-family	—	—		—		—	—	—	—
Multi-family	—	—		—		—	—	—	—
Indirect home improvement	—	—		—		—	—	—	—
Recreational	—	—		—		—	—	—	—
Automobile	—	—		—		—	—	—	—
Home improvement	—	—		—		—	—	—	—
Other	—	—		—		—	—	—	—
Commercial business loans	67	(3)		64		(7)	57	68	5
Subtotal loans	2,642	(208)		2,434		(125)	2,309	2,577	80
Total	$4,289	$(489)	—	$3,800	—	$(125)	$3,675	$4,033	$113

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)
	At or For the Year Ended December 31, 2011
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$950	$(24)	$926	$—	$926	$938	$43
Construction and development	623	—	623	—	623	618	21
Home equity	243	(2)	241	—	241	217	5
One-to-four-family	581	(7)	574	—	574	578	28
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	705	(347)	358	—	358	621	1
Subtotal loans	3,102	(380)	2,722	—	2,722	2,972	98
WITH AN ALLOWANCE RECORDED
Commercial	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction and development	1,678	(38)	1,640	(82)	1,558	1,833	110
One-to-four-family	389	—	389	(58)	331	391	16
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	69	—	69	(4)	65	81	5
Subtotal loans	2,136	(38)	2,098	(144)	1,954	2,305	131
Total	$5,238	$(418)	$4,820	$(144)	$4,676	$5,277	$229

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Indicators

As part of the Company’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in the Company’s market.

The Company utilizes a risk grading matrix to assign a risk grade to its real estate and commercial business loans. Loans are graded on a scale of 1 to 10, with loans in risk grades 1 to 6 considered “Pass” and loans in risk grades 7 to 10 are reported as classified loans in the Company's allowance for loan loss analysis.

A description of the 10 risk grades is as follows:

•	Grades 1 and 2 – These grades include loans to very high quality borrowers with excellent or desirable business credit.

•	Grade 3 – This grade includes loans to borrowers of good business credit with moderate risk.

•	Grades 4 and 5 – These grades include “Pass” grade loans to borrowers of average credit quality and risk.

•
Grade 6 – This grade includes loans on management’s “Watch” list and is intended to be utilized on a temporary basis for “Pass” grade borrowers where frequent and thorough monitoring is required due to credit weaknesses and where significant risk-modifying action is anticipated in the near term.

•	Grade 7 – This grade is for “Other Assets Especially Mentioned (OAEM)” in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

•	Grade 8 – This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.

•	Grade 9 – This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.

•	Grade 10 – This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged-off.

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Uniform Retail Credit Classification Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, recreational, automobile, home improvement and other, and one-to-four family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded "4" internally. Loans that are past due more than 90 days are classified “Substandard” risk graded "8" internally.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category:

	December 31, 2012
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Total
REAL ESTATE LOANS
Commercial	$29,145	$3,322	$—	$783	$—	$33,250
Construction and development	30,306	—	—	1,587	—	31,893
Home equity	15,226	—	—	248	—	15,474
One-to-four-family	12,851	—	—	1,125	—	13,976
Multi-family	3,202	—	—	—	—	3,202
Total real estate loans	90,730	3,322	—	3,743	—	97,795
CONSUMER
Indirect home improvement	85,954	—	—	295	—	86,249
Recreational	17,968	—	—	—	—	17,968
Automobile	2,406	—	—	10	—	2,416
Home improvement	619	—	—	32	—	651
Other	1,386	—	—	—	—	1,386
Total consumer loans	108,333	—	—	337	—	108,670
COMMERCIAL BUSINESS LOANS	72,596	—	675	194	—	73,465
Total	$271,659	$3,322	$675	$4,274	$—	$279,930

	December 31, 2011
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Total
REAL ESTATE LOANS
Commercial	$24,640	$4,291	$—	$—	$—	$28,931
Construction and development	7,881	—	—	2,263	—	10,144
Home equity	14,240	—	—	267	—	14,507
One-to-four-family	7,789	—	—	963	—	8,752
Multi-family	1,175	—	—	—	—	1,175
Total real estate loans	55,725	4,291	—	3,493	—	63,509
CONSUMER
Indirect home improvement	80,689	—	—	454	—	81,143
Recreational	24,470	—	—	1	—	24,471
Automobile	5,809	—	—	23	—	5,832
Home improvement	934	—	—	—	—	934
Other	1,806	—	—	20	—	1,826
Total consumer loans	113,708	—	—	498	—	114,206
COMMERCIAL BUSINESS LOANS	42,007	—	973	357	—	43,337
Total	$211,440	$4,291	$973	$4,348	$—	$221,052

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

 Troubled Debt Restructured Loans

The Company had three troubled debt restructured ("TDR") loans still on accrual and included in impaired loans for both years at December 31, 2012 and 2011. In addition, the Company had three loans on non-accrual at December 31, 2012 and 2011 of $892,000 and $132,000, respectively. The three non-accrual loans consist of one commercial real estate loan, one home equity loan, and one commercial business loan. The Company had no commitments to lend additional funds on impaired loans.

A summary of TDR loans is as follows:

	2012	2011
Troubled debt restructured loans still on accrual	$2,368	$3,117
Troubled debt restructured loans on non-accural	892	132
Total troubled debt restructured loans	$3,260	$3,249

The following tables present TDR loans that occurred during the years ended December 31, 2012 and 2011:

	At or For the Year Ended December 31, 2012
	Number of Contracts	Recorded Investment	Increase in the Allowance	Charge-offs to the Allowance

Real Estate - One-to-four-family	2	$237	$—	$60
Commercial Business Loans	1	64	7	3
Total	3	$301	$7	$63

	At or For the Year Ended December 31, 2011
	Number of Contracts	Recorded Investment	Increase in the Allowance	Charge-offs to the Allowance
Real Estate - Home equity	3	$132	$—	$1
Construction and development	1	1,639	82	38
Total	4	$1,771	$82	$39

The recorded investments in the table above are year end balances that are inclusive of all partial pay-downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by year end are not reported.

TDRs in the table above were the result of interest rate modifications and extended payment terms. The Company has not forgiven any principal on the above loans. For the years ended December 31, 2012 and 2011 there were no reported TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting year.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Related Party Loans

Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Bank. As of December 31, 2012 and 2011, there were no loans outstanding to directors, executive officers, and related business entities with which they are associated. All loans and commitments included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present any other unfavorable features.

NOTE 4 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $130.5 million and $45.8 million at December 31, 2012 and 2011, respectively. The fair market value of the mortgage servicing rights’ asset at December 31, 2012 and 2011 was $1.1 million and $255,000, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds.

The following summarizes mortgage servicing rights activity for the years ended December 31, 2012 and 2011:

	2012	2011
Beginning balance	$200	$245
Additions	1,115	61
Mortgage servicing rights amortized	(139)	(87)
Mortgage servicing rights impairment	(112)	(19)
Ending balance	$1,064	$200

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2012 and 2011 were as follows:

	2012	2011
Land	$1,767	$1,767
Buildings	7,787	6,443
Furniture, fixtures, and equipment	4,450	3,766
Leasehold improvements	914	867
Building improvements	3,430	983
Projects in process	182	1,192
	18,530	15,018
Less accumulated depreciation and amortization	(5,867)	(5,166)
Total	$12,663	$9,852

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 5 – PREMISES AND EQUIPMENT (Continued)

The Bank leases premises and equipment under operating leases. Rental expense of leased premises was $280,000 and $224,000 for December 31, 2012 and 2011, respectively, which is included in occupancy expense.

Minimum net rental commitments under non-cancelable leases, having an original or remaining term of more than one year for future years, were as follows:

Year Ending
December 31,
2013	$456
2014	515
2015	417
2016	349
2017	355
Thereafter	1,203
Total	$3,295

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 6 – OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

The following table presents the activity related to OREO at and for the years ended December 31:

	2012	2011
Beginning balance	$4,589	$3,701
Additions	921	2,837
Fair value write-downs	(812)	(594)
Disposition of assets	(2,571)	(1,355)
Ending balance	$2,127	$4,589

At December 31, 2012, OREO consisted of four properties located in Washington, with balances ranging from $93,000 to $1.0 million. For the years ended December 31, 2012 and 2011, respectively, the Bank recorded a net loss of $35,000 and $7,000, respectively, on disposals of OREO and holding costs associated with OREO in the amount of $184,000 and $138,000.

The following table presents the activity related to other repossessed assets at and for the years ended December 31:

	2012	2011
Beginning balance	$78	$78
Additions	159	451
Disposition of assets	(206)	(451)
Ending balance	$31	$78

The Bank recorded a loss on sale of other repossessed assets, which is included in noninterest income, for the years ended December 31, 2012 and 2011 of $7,000 and $17,000, respectively.

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of December 31:

	2012	2011
Interest-bearing checking	$24,348	$20,669
Noninterest-bearing checking	34,165	19,254
Savings	11,812	11,567
Money market	114,246	99,022
Certificates of deposits less than $100,000	40,119	36,220
Certificates of deposits $100,000 to $250,000	43,810	36,912
Certificates of deposits $250,000 and over	20,449	22,774
Total	$288,949	$246,418

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 7 – DEPOSITS (Continued)

Scheduled maturities of time deposits for future years ending were as follows:

Year Ending
December 31,
2013	$30,813
2014	28,888
2015	32,794
2016	7,015
2017	4,868
Thereafter	—
Total	$104,378

The Bank pledged two securities held at the FHLB with a fair value of $1.3 million to secure Washington State public deposits of $733,000 at December 31, 2012.

Interest expense by deposit category for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Interest-bearing checking	$52	$92
Savings and money market	585	770
Certificates of deposit	1,571	1,964
Total	$2,208	$2,826

The Company had related-party deposits of approximately $1.1 million and $396,000 at December 31, 2012 and 2011, respectively, which includes deposits held for directors and executive officers.

NOTE 8 – BORROWINGS

The Bank is a member of the FHLB, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2012 and 2011, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse cash management advance line (“CMA line”), which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank. Credit is limited to 8% of the Bank’s total assets. The Bank entered into an Advanced, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2012, loans of approximately $46.7 million were pledged to the FHLB with a borrowing capacity of $27.6 million. In addition, all FHLB stock owned by the Bank is collateral for credit lines.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. As of December 31, 2012, the Bank had a borrowing capacity of $67.5 million of which none was outstanding. As of December 31, 2011, the Bank had a borrowing capacity of $82.8 million, of which none was outstanding. The Bank also had a $6.0 million unsecured, variable rate, over-night short-term borrowing line of credit with Pacific Coast Bankers' Bank, of which none was outstanding at December 31, 2012.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

 NOTE 8 – BORROWINGS (Continued)

Advances on these lines at December 31, 2012 and 2011 were as follows:

	2012	2011
Federal Home Loan Bank – Securities lines (interest ranging from 0.86% to 4.57% and 0.20% to 4.57% as of December 31, 2012 and 2011, respectively)	$6,840	$8,900
Total	$6,840	$8,900

The maximum and average outstanding and weighted average interest rates on borrowing as of December 31, 2012 and 2011 were as follows:

	2012	2011
Maximum balance:
Federal Home Loan Bank advances	$21,840	$30,900
Federal Reserve Bank	$—	$1,000
Pacific Coast Bankers' Bank	$2,000	$—
Average balance:
Federal Home Loan Bank advances	$7,636	$5,741
Federal Reserve Bank	$—	$3
Pacific Coast Bankers' Bank	$6	$—
Weighted average interest rate:
Federal Home Loan Bank advances	0.91%	1.07%
Federal Reserve Bank	—%	0.75%
Pacific Coast Bankers' Bank	1.10%	—%

Scheduled maturities of the borrowings were as follows:

Year Ending		Interest
December 31,	Balances	Rates
2013	$—	—%
2014	—	—%
2015	1,700	4.57%
2016	—	—%
2017	5,140	1.10%
Thereafter	—	—%
Total	$6,840

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 9 – EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1000 hours of service during a 12-month period are eligible to participate in the ESOP.

The ESOP borrowed $2.6 million from the Company and used those funds to acquire 259,210 shares of the Company's common stock in the open market at an average price of $10.17 per share. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2012, the ESOP made the first annual installment payment of principal in the amount of $267,000, plus accrued interest of $28,000.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2012 and 2011 was $285,000 and none, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 9 – EMPLOYEE BENEFITS (Continued)

Shares held by the ESOP as of December 31, 2012 are as follows:

Balances
Allocated shares	25,921
Unallocated shares	233,289
Total ESOP shares	259,210

Fair value of unallocated shares (in thousands)	$2,811

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions between 1% to 3% and 50% for contributions between 4% and 5%. There was a $230,000 contribution for the year ended December 31, 2012 and none for 2011.

NOTE 10 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Provision (benefit) for income taxes
Deferred	$1,082	$536
Current	30	—
	1,112	536
Less valuation allowance	(3,209)	(536)
Total benefit for income tax	$(2,097)	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 10 - INCOME TAXES (Continued)

A reconciliation of the effective income tax rate with the federal statutory tax rates as of December 31, 2012 and 2011 were as follows:

	2012		2011
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$1,088	34.0%	$525	34.0%
Tax exempt income	(33)	(1.1)	—	—
Increase in tax resulting from other items	11	0.4	11	0.7
Valuation allowance	(3,209)	(100.3)	(536)	(34.7)
ESOP and other	46	1.4	—	—
Total	$(2,097)	(65.6)%	$—	—%

Total deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred Tax Assets
Net operating loss carryforward	$1,886	$2,500
Allowance for loan losses	371	617
Other real estate owned	441	354
Property, plant and equipment	90	62
Non-accrued loan interest	39	43
AMT credit carryforward	90	60
Other	18	8
Total deferred tax assets	2,935	3,644
Deferred Tax Liabilities
Loan origination costs	(311)	(227)
Mortgage servicing rights	(355)	(62)
Prepaids	(32)	(36)
Stock dividend – FHLB stock	(2)	(2)
Securities available-for-sale	(308)	(108)
Total deferred tax liabilities	(1,008)	(435)
Less: valuation allowance	—	(3,209)
Net deferred tax assets	$1,927	$—

At December 31, 2012, the Company had net operating loss carryforward of approximately $5.5 million, which begins to expire in 2024. The Company files a U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2009 and later. At December 31, 2012 and 2011, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2012 and 2011, the Company recognized no interest and penalties.

A valuation allowance must be used to reduce deferred tax assets if it is “more likely than not” that some portion of, or all of the deferred tax assets will not be realized. Both positive and negative evidence must be considered to determine

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 10 - INCOME TAXES (Continued)

the amount in the valuation allowance. This information includes, but is not limited to taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. The Company must use judgment to determine whether negative evidence is outweighed by positive evidence. The weights given to each piece of evidence should be according to the ability to objectively verify the evidence.

During the year ended December 31, 2012, the Company recorded a net $2.1 million income tax benefit, which was the result of reversing all of the deferred tax asset valuation allowance that was recorded at December 31, 2011. There was no provision for federal income tax expense during the comparable years ended December 31, 2011. The deferred tax asset valuation allowance was established in prior years as a result of cumulative losses incurred in 2007, 2008 and 2009 due to the economic downturn caused by the recession and uncertainty at that time regarding the Company's ability to generate future taxable income. The Company has reported pre-tax income in 2010, 2011 and 2012, which provides positive evidence that the trend of losses during the recession has been reversed. In addition, on July 9, 2012, the Bank converted from a mutual savings bank to a stock savings bank upon the successful completion of the initial public offering (IPO). Based on the IPO and the expected continued profitability, the Company determined that it was more likely than not that the net deferred tax asset would be realized. As of December 31, 2012 the net deferred tax asset was $1.9 million. At December 31, 2011, the Company had a deferred tax asset of $3.2 million that was reduced by a full $3.2 million valuation allowance.

The Company may also be subject to certain limitations under Section 382 of the Internal Revenue Code that relates to the utilization of the net operating losses and other tax benefits following an ownership change.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments – The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the Bank’s commitments at December 31, 2012 and 2011 were as follows:

	2012	2011
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$27,347	$6,252
One-to-four-family	19,313	1,223
Home equity	11,928	11,621
Commercial/Multi-family	3,241	235
Total real estate loans	61,829	19,331
CONSUMER LOANS
Indirect home improvement	568	814
Other	6,225	6,775
Total consumer loans	6,793	7,589
COMMERCIAL BUSINESS LOANS	41,025	31,789
Total commitments to extend credit	$109,647	$58,709

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Bank is committed. The Bank has established a reserve for estimated losses of $49,000 and $26,000 as of December 31, 2012 and 2011.

The Company has entered into a severance agreement (the “Agreement”) with its Chief Executive Officer. The Agreement, subject to certain requirements, generally includes a lump sum payment to the Chief Executive Officer equal to 24 months of base compensation in the event their employment is involuntarily terminated, other than for cause or the executive terminates their employment with good reason, as defined in the Agreement.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into change of control agreements (the “Agreements”) with its Chief Financial Officer, Chief Lending Officer and the Chief Operating Officer. The Agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the Agreements the executive generally will be entitled to a change of control payment from the Company if they are involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the Agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the Agreements.

Because of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position.
In the matter of McClain v 1st Security Bank of Washington, Cause No.: 10-2-10798-1, Charles McClain sued the Bank in December 2010, seeking damages for conversion, 5th Amendment due process violation and breach of fiduciary duty. In his complaint, the Plaintiff sought actual damages in the amount of $8.8 million, consequential damages of $50.0 million, and punitive damages of $35.1 million. The Bank counterclaimed against the Plaintiff alleging violations of Civil Rule 11 and malicious prosecution.

The Plaintiff's claims arose out of our discovery of a fraudulent internet scheme under which a large amount of money was erroneously deposited into the Plaintiff's account at the Bank. The victims of the fraud, Cox Communications, Inc. and Comcast Cable, Inc., directed electronic payments to Plaintiff's account thinking that they were paying a mutual vendor, completely unrelated to Plaintiff. The erroneous deposits were in excess of $4.2 million dollars. We discovered the fraud and at the request of the victims, returned the funds to the victim's banks. Pursuant to Automated Clearing House rules, we received letters of indemnity from both Cox and Comcast, under which those entities agreed to pay our costs and fees in defending the lawsuit. We vigorously defended the case. On December 31, 2011, both parties had summary judgment motions pending. On January 27, 2012, the Plaintiff's motion for summary judgment was denied. Our motion for summary judgment was granted and all of Plaintiff's claims were dismissed with prejudice. The only claims remaining in this lawsuit are our counterclaims. The Company is evaluating whether we will seek to prosecute our counterclaims against the Plaintiff and are working with Cox and Comcast to determine if they will pay the legal costs associated therewith. On February 24, 2012, the Plaintiff filed a Notice of Appeal to the Washington State Court of Appeals, Division I. On July 13, 2012, the Plaintiff's appeal was dismissed and the case was remanded to the Superior Court for further proceedings.
In December 2012, the Company sold a portion of the consumer loan portfolio with an unpaid principal balance of approximately $12.6 million and recognized a gain of $182,000. Under the terms of this sale, the Company has recourse for loans that default before June 12, 2013 and has recorded a reserve of $67,000 for potential defaults.
Contingent liabilities for loans held for sale - In the ordinary course of business, the Bank sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses susstained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded $62,000 reserve to cover loss exposure related to these guarantees.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 12 – SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s business activity is primarily with customers located in the greater Puget Sound area. The Company originates real estate and consumer loans and has concentrations in these areas. Generally loans are secured by deposit accounts, personal property, or real estate. Rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

 NOTE 13 – REGULATORY CAPITAL

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Company must meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2012 and 2011, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. At December 31, 2012, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 13.3%, 14.8%, and 16.0%, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 13 - REGULATORY CAPITAL (Continued)

The Bank’s actual capital amounts and ratios at December 31, 2012 and 2011 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Risk-based Capital
(to Risk-weighted Assets)	$50,591	16.00%	$25,294	8.00%	$31,617	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$46,627	14.75%	$12,647	4.00%	$18,970	6.00%
Tier I Leverage Capital
(to Average Assets)	$46,627	13.26%	$14,066	4.00%	$17,583	5.00%

As of December 31, 2011
Total Risk-based Capital
(to Risk-weighted Assets)	$29,441	12.29%	$19,158	8.00%	$23,947	10.00%
Tier I Risk-based Capital
(to Risk-weighted Assets)	$26,431	11.04%	$9,579	4.00%	$14,368	6.00%
Tier I Leverage Capital
(to Average Assets)	$26,431	9.30%	$11,365	4.00%	$14,206	5.00%

Regulatory capital levels reported above differ from the Company's total equity, computed in accordance with GAAP in the United States.

	Company	The Bank
	December 31,	December 31,
	2012	2012	2011
Equity	$59,897	$47,836	$26,767
Unrealized gain on securities available-for-sale	(597)	(597)	(316)
Disallowed deferred tax assets	(506)	(506)	—
Disallowed servicing assets	(106)	(106)	(20)
Total Tier 1 capital	58,688	46,627	26,431
Allowance for loan and lease losses for regulatory capital purposes	3,964	3,964	3,010
Total risk-based capital	$62,652	$50,591	$29,441

The Company exceeded all regulatory capital requirements as of December 31, 2012. The regulatory capital ratios calculated for the Company as of December 31, 2012 were 16.7% for Tier 1 Leverage-Based Capital, 18.6% for Tier 1 Risk- Based Capital and 19.8% for Total Risk-Based Capital.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair value of the Company's consolidated financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits, and by investing in securities with terms that mitigate the Company's overall interest rate risk.

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

Determination of Fair Market Values:

Securities - Securities available-for-sale are recorded at fair value on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. All models and processes used take into account market convention (Level 2).

Impaired Loans – Fair value adjustments to impaired collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models, which contain management’s assumptions (Level 3).

Other Real Estate Owned and Other Repossessed Assets – Fair value adjustments to OREO and other repossessed assets are recorded at the lower of carrying amount of the loan or fair value less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell (Level 3).

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate (Level 2).

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2012
Federal agency securities	$—	$12,552	$—	$12,552
Municipal bonds	—	9,060	—	9,060
Corporate securities	—	2,488	—	2,488
Mortgage-backed securities	—	19,213	—	19,213
Total	$—	$43,313	$—	$43,313

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2011
Federal agency securities	$—	$14,329	$—	$14,329
Municipal bonds	—	4,005	—	4,005
Mortgage-backed securities	—	8,565	—	8,565
Total	$—	$26,899	$—	$26,899

The following table presents the impaired loans measured at fair value on a nonrecurring basis and the total valuation allowance or charge-offs on these loans, which represents fair value adjustments for the years ended December 31, 2012 and 2011.

	Impaired Loans
	Level 1	Level 2	Level 3	Total	Total Impairment
December 31, 2012	$—	$—	$3,800	$3,800	$(125)
December 31, 2011	$—	$—	$4,820	$4,820	$(144)

The following table presents OREO and other repossessed assets measured at fair value on a nonrecurring basis at December 31, 2012 and 2011, and the total losses on these assets, which represents fair value adjustments and other losses for the years ended December 31, 2012 and 2011.

	OREO and Other Repossessed Assets
	Level 1	Level 2	Level 3	Total	Total Impairment
December 31, 2012	$—	$—	$2,158	$2,158	$(812)
December 31, 2011	$—	$—	$4,667	$4,667	$(594)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a level 3 unobservable input on a recurring and nonrecurring basis at December 31, 2012 is shown in the following table.

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Nonrecurring
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10% (3.29%)
OREO and repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	0% - 10% (7.48%)
Mortgage servicing rights	Discounted cash flow	Weighted average prepayment speed	7.5% - 10.5% (7.50%)

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

Federal Home Loan Bank Stock – The carrying value of Federal Home Loan Bank stock approximates its fair value (Level 2).

Loans Held for Sale - The fair value of loans held for sale reflects the value of commitments with investors (Level 2).

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Off-Balance Sheet Instruments – The fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the customers. The majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value. The fair value of loan lock commitments with customers and investors reflect an estimate of value based upon the interest rate lock date, the expected pull through percentage for the commitment, and the interest rate at year end (Level 3).

The estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 were as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$9,413	$9,413	$19,253	$19,253
Level 2 inputs:
Securities available-for-sale	43,313	43,313	26,899	26,899
Loans held for sale	8,870	8,870	—	—
Federal Home Loan Bank stock	1,765	1,765	1,797	1,797
Accrued interest receivable	1,223	1,223	1,020	1,020
Level 3 inputs:
Loans receivable, net	274,949	306,695	217,131	234,351
Mortgage servicing rights	1,064	1,064	200	255
Fair value hedge of loan commitments	133	133	—	—
Financial Liabilities
Level 2 inputs:
Deposits	288,949	304,257	246,418	248,643
Borrowings	6,840	7,059	8,900	9,130
Level 3 inputs:
Fair value hedge of loan commitments	40	40	—	—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011

NOTE 15 - EARNINGS PER SHARE
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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended December 31, 2012 and 2011.

	At or For the Years Ended
	December 31,
	2012	2011

Numerator:
Net Income (in thousands)	$5,295	$1,545

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	3,006,836	nm(1)

Denominator for diluted earnings per share- weighted average common shares outstanding	3,006,836	nm(1)
Basic earnings per share	$1.76	nm(1)

Diluted earnings per share	$1.76	nm(1)

(1) Earnings per share and share calculations are not meaningful (nm) as the Company completed its stock conversion and became a public company on July 9, 2012.
The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares, committed to be released shares are included as outstanding shares. There were 233,289 shares in the ESOP that were not committed to be released as of December 31, 2012.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2012 are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s Board of Directors is incorporated herein by reference from the section captioned “Proposal I – Election of Directors” in the Company’s Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

The executive officers of the Company and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. For information regarding the Company’s executive officers, see Item 1., Business – “Executive Officers” included in this Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated herein by reference from the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Company’s Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

Code of Ethics for Senior Financial Officers

The Board of Directors has adopted a Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees. The Code is applicable to the Company’s principal executive officer and senior financial officers. The Company’s Code of Ethics is posted on its website at www.fsbwa.com.

Audit Committee Financial Expert

The Audit Committee of the Company is composed of Directors Leech (Chairperson), Mansfield and Wildsmith. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined that Mr. Leech and Mr. Mansfield meet the definition of “audit committee financial expert,” as defined by the SEC.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The information required by this item is incorporated herein by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

(b) Security Ownership of Management.

The information required by this item is incorporated herein by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal I - Election of Directors” in the Company’s Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

(c) Changes in Control.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) Equity Compensation Plan Information.

The information required by this item is incorporated herein by reference from the section captioned “Executive Compensation – Equity Compensation Plan Information” in the Company’s Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the section captioned “Transactions with Management” in the Company’s Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal 4 - Ratification of Selection of Independent Auditors” in the Company’s Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements
For a list of the financial statements filed as part of this report see Part II – Item 8, “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.

(b) Exhibits
Exhibits are available from the Company by written request
3.1 Articles of Incorporation for FS Bancorp, Inc. (1)
3.2 Bylaws for FS Security Bancorp, Inc. (1)
4.1 Form of Stock Certificates for FS Bancorp, Inc. (1)
10.1 Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2 Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D. Mullet, Steven L. Haynes and Drew B. Ness (1)
14 Code of Ethics and Conduct Policy (2)
21.0 Subsidiaries of Registrant
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

_____________

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.

(2)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 29, 2013	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 29, 2013

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 29, 2013

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 29, 2013

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 29, 2013

/s/Judith A. Cochrane	Director
Judith A. Cochrane		March 29, 2013

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 29, 2013

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 29, 2013

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith, MA		March 29, 2013

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

105