Form 10-Q
period 2013-03-31
FS Bancorp, Inc.
filed 2013-05-13
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013    OR

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

(425) 771-5299
(Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2013, there were 3,240,125 outstanding shares of the registrant's common stock.

FS Bancorp, Inc.
Form 10-Q
As used in this report, the terms "we," "our," and "us," and "Company" refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to "Bank" in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data) (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$1,354	$4,003
Interest-bearing deposits at other financial institutions	7,552	5,410
Securities available-for-sale, at fair value	43,158	43,313
Federal Home Loan Bank stock, at cost	1,749	1,765
Loans held for sale	20,160	8,870
Loans receivable, net	276,501	274,949
Accrued interest receivable	1,328	1,223
Premises and equipment, net	13,024	12,663
Other real estate owned ("OREO")	1,956	2,127
Deferred tax asset	1,472	1,927
Other assets	3,317	2,780
TOTAL ASSETS	$371,571	$359,030

LIABILITIES
Deposits
Interest-bearing accounts	$257,281	$254,784
Noninterest-bearing accounts	36,500	34,165
Total deposits	293,781	288,949
Borrowings	13,659	6,840
Other liabilities	3,190	3,344
Total liabilities	310,630	299,133
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,240,125 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	32	32
Additional paid-in capital	29,923	29,894
Retained earnings	32,981	31,746
Accumulated other comprehensive income	311	597
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(2,306)	(2,372)
Total stockholders' equity	60,941	59,897
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,571	$359,030

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)
	Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Loans receivable	$4,938	$4,134
Interest and dividends on investment securities, and cash and cash equivalents	237	165
Total interest income	5,175	4,299
INTEREST EXPENSE
Deposits	472	603
Borrowings	38	46
Total interest expense	510	649
NET INTEREST INCOME	4,665	3,650
PROVISION FOR LOAN LOSSES	600	515
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,065	3,135
NONINTEREST INCOME
Service charges and fee income	453	490
Gain on sale of loans	1,552	106
Gain on sale of investment securities	168	12
Other noninterest income	90	115
Total noninterest income	2,263	723
NONINTEREST EXPENSE
Salaries and benefits	2,477	1,697
Operations	758	507
Occupancy	317	289
Data processing	266	233
OREO fair value write-downs, net of loss on sales	78	430
OREO expenses	22	34
Loan costs	300	139
Professional and board fees	230	137
FDIC insurance	57	63
Marketing and advertising	85	53
Recovery of loss on mortgage servicing rights	(122)	(1)
Total noninterest expense	4,468	3,581
INCOME BEFORE PROVISION FOR INCOME TAX	1,860	277
PROVISION FOR INCOME TAX	625	—
NET INCOME	$1,235	$277
Basic earnings per share	$0.41	n/a (1)
Diluted earnings per share	$0.41	n/a (1)

(1): Earnings per share and share calculations are not available (n/a) as the Company completed its stock conversion and became a public company on July 9, 2012.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Income	$1,235	$277
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale:
Unrealized holding gain arising during period	42	6
Reclassification adjustment for realized gains included in net income	(168)	(12)
Income tax benefit related to unrealized gain	(160)	—
Other comprehensive loss, net of tax	(286)	(6)
COMPREHENSIVE INCOME	$949	$271

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data) (Unaudited)

	Common Stock		Additional		Accumulated Other	Unearned
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	ESOP Shares	Total Equity
BALANCE, January 1, 2012	—	$—	$—	$26,451	$316	$—	$26,767
Net income	—	—	—	277	—	—	277
Other comprehensive loss	—	—	—	—	(6)	—	(6)
BALANCE, March 31, 2012	—	$—	$—	$26,728	$310	$—	$27,038

BALANCE, January 1, 2013	3,240,125	$32	$29,894	$31,746	$597	$(2,372)	$59,897
Net income	—	—	—	1,235	—	—	1,235
Other comprehensive loss, net of tax	—	—	—	—	(286)	—	(286)
ESOP shares allocated	—	—	29	—	—	66	95
BALANCE, March 31, 2013	3,240,125	$32	$29,923	$32,981	$311	$(2,306)	$60,941

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,235	$277
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	600	515
Depreciation, amortization and accretion	496	404
ESOP compensation expense for allocated shares	95	—
Provision for deferred income taxes	525	92
Valuation allowance on deferred income taxes	—	(92)
Gain on sale of loans and loans held for sale	(1,552)	(106)
Origination of loans held for sale	(52,508)	(8,479)
Proceeds from sale of loans held for sale	42,474	7,120
Gain on sale of investment securities	(168)	(12)
Loss on sale of other real estate owned	—	51
Recovery of loss on mortgage servicing rights	(122)	(1)
Impairment loss on other real estate owned	78	379
Changes in operating assets and liabilities
Accrued interest receivable	(105)	(115)
Other assets	(168)	307
Other liabilities	(77)	(180)
Net cash from (used by) operating activities	(9,197)	160
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	4,068	785
Maturities, prepayments, and calls	844	3,430
Purchases	(5,095)	(9,357)
Loan originations and principal collections, net	(2,301)	(15,925)
Proceeds from sale of other real estate owned	93	1,370
Purchase of premises and equipment	(570)	(307)
Net cash used by investing activities	(2,961)	(20,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,832	18,050
Proceeds from borrowings	31,819	8,900
Repayments of borrowings	(25,000)	(10,000)
Net cash from financing activities	11,651	16,950
NET DECREASE IN CASH AND CASH EQUIVALENTS	(507)	(2,894)
CASH AND CASH EQUIVALENTS, beginning of period	6,787	19,253
CASH AND CASH EQUIVALENTS, end of period	$6,280	$16,359
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$508	$649
Income taxes	$100	$—
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$(433)	$(6)

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank”) in connection with the Bank's conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based stock owned savings bank with six branches in suburban communities in the greater Puget Sound area. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals.

Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements do not contain all necessary disclosures required by Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on April 1, 2013.  These unaudited financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to U.S. GAAP and have been reflected as required by Article 10 of Regulation S-X as promulgated by the SEC.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period. Amounts presented in the financial statements and footnote tables are rounded and presented in thousands of dollars. In the narrative footnote discussion amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousandths. Certain prior year amounts have been reclassified to conform to the 2013 presentation with no change to net income or equity previously reported. Earnings per share and share calculations prior to December 31, 2012 are not available as the Company completed its stock conversion and became a public company on July 9, 2012.

Conversion and Change in Corporate Form – On July 9, 2012, in accordance with a Plan of Conversion (the "Plan") adopted by its Board of Directors and as approved by its depositors and borrower members, the Bank (i) converted from a mutual savings bank to a stock savings bank, and (ii) became the wholly-owned subsidiary of FS Bancorp, Inc., a bank holding company registered with the Board of Governors of the Federal Reserve System ("FRB"). In connection with the conversion, FS Bancorp, Inc. issued an aggregate of 3,240,125 shares of common stock at an offering price of $10.00 per share for gross proceeds of $32.4 million. From the proceeds, FS Bancorp, Inc. made a capital contribution of $15.5 million to the Bank. The Bank intends to use this additional capital for future lending and investment activities and for general and other corporate purposes subject to regulatory limitations. The cost of conversion and the issuance of capital stock was approximately $2.5 million, which was deducted from the proceeds of the offering.

Pursuant to the Plan, the Company's Board of Directors adopted an ESOP plan which purchased 8% of the common stock in the open market or 259,210 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings as of December 31, 2011. The liquidation account will be maintained for the benefits of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of March 31, 2012 who maintain deposit accounts at the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities, and equity unchanged as a result.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are allowances for loan losses, fair value of OREO, and the estimated realizability related to the deferred tax asset.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation – The consolidated financial statements include the accounts of FS Bancorp, Inc. and its wholly owned subsidiary, 1st Security Bank of Washington. All material intercompany accounts have been eliminated in consolidation.

Subsequent Events – The Company has evaluated events and transactions subsequent to March 31, 2013 for potential recognition or disclosure.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. As of March 31, 2013 and December 31, 2012, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. However, as the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal.

Deposits in Other Financial Institutions – The Company held interest-bearing deposits at other financial institutions with a cost basis of $7.6 million and $5.4 million as of March 31, 2013 and December 31, 2012, respectively. Certificates of deposits in the amount of $2.6 million with original maturity dates greater than 90 days were excluded from cash and cash equivalents as of March 31, 2013 and December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013 - 01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The objective of this ASU is to address implementation issues about the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which enhances disclosures and provides converged disclosures under U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. This ASU requires disclosure of both net and gross information for these assets and liabilities. The scope of ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. The new guidance is effective for annual and interim periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments are effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2012 and did not have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The carrying amount of securities available-for-sale and their approximate fair values at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 1 year)	Gross Unrealized Losses (more than 1 year)	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$11,351	$60	$(60)	$—	$11,351
Corporate securities	2,493	5	(4)	—	2,494
Municipal bonds	9,385	215	(42)	—	9,558
Mortgage-backed securities	19,457	306	(8)	—	19,755
Total securities available-for-sale	$42,686	$586	$(114)	$—	$43,158

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 1 year)	Gross Unrealized Losses (more than 1 year)	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$12,287	$281	$(16)	$—	$12,552
Corporate securities	2,492	—	(4)	—	2,488
Municipal bonds	8,863	202	(5)	—	9,060
Mortgage-backed securities	18,766	447	—	—	19,213
Total securities available-for-sale	$42,408	$930	$(25)	$—	$43,313

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

There were fifteen investments with unrealized losses of less than one year as of March 31, 2013. There were nine investments with unrealized losses of less than one year as of December 31, 2012. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company has the intent and ability to hold these securities until recovery, and is not likely to be required to sell these securities. No other-than-temporary impairment write-downs were recorded for the three months ended March 31, 2013 or December 31, 2012.

The contractual maturities of securities available-for-sale at March 31, 2013 were as follows:

	March 31,
	2013
	Amortized Cost	Fair Value
No contractual maturity	$—	$—
Due in one year or less	1,008	1,014
Due after one year through five years	6,442	6,522
Due after five years through ten years	15,697	15,796
Due after ten years	19,539	19,826
Total	$42,686	$43,158

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale were as follows for the period ended:

	Three Months Ended March 31, 2013
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$4,068	$168	$—

	Three Months Ended March 31, 2012
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$785	$12	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
REAL ESTATE LOANS
Commercial	$36,282	$33,250
Construction and development	39,074	31,893
Home equity	15,627	15,474
One-to-four-family	13,465	13,976
Multi-family	2,247	3,202
Total real estate loans	106,695	97,795
CONSUMER LOANS
Indirect home improvement	91,369	86,249
Recreational	18,750	17,968
Automobile	1,910	2,416
Home improvement	585	651
Other	1,338	1,386
Total consumer loans	113,952	108,670
COMMERCIAL BUSINESS LOANS	61,061	73,465
Total loans	281,708	279,930
Allowance for loan losses	(5,044)	(4,698)
Deferred costs, fees, and discounts, net	(163)	(283)
Total loans receivable, net	$276,501	$274,949

The Company has defined its loan portfolio into three segments that reflect the structure of the lending function, the Company’s strategic plan and the manner in which management monitors performance and credit quality. The three loan portfolio segments are: (a) Real Estate Loans, (b) Consumer Loans and (c) Commercial Business Loans. Each of these segments is disaggregated into classes based on the risk characteristics of the borrower and/or the collateral type securing the loan. The following is a summary of each of the Company’s loan portfolio segments and classes:

Real Estate Loans

Commercial Lending. Loans originated by the Company primarily secured by income producing properties, including retail centers, warehouses and office buildings located in our market areas.

Construction and Development Lending. Loans originated by the Company for the construction of and secured by commercial real estate and one-to-four-family residences and tracts of land for development, primarily in our market area.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Multi-family Lending. Apartment lending (more than four units) to current banking customers and community reinvestment loans for low to moderate income individuals in the Company's primary market area.

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

Other Consumer and Home Improvement Loans. Loans originated by the Company, including direct home improvement loans, loans on deposits and other consumer loans.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details activity in the allowance for loan losses by loan categories:

	At or For the Three Months Ended March 31, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,690	$2,158	$815	$35	$4,698
Provision for loan losses	654	(151)	(138)	235	600
Charge-offs	(115)	(399)	—	—	(514)
Recoveries	35	223	2	—	260
Net charge-offs	(80)	(176)	2	—	(254)
Ending balance	$2,264	$1,831	$679	$270	$5,044
Period end amount allocated to:
Loans individually evaluated for impairment	$116	$—	$6	$—	$122
Loans collectively evaluated for impairment	2,148	1,831	673	270	4,922
Ending balance	$2,264	$1,831	$679	$270	$5,044
LOANS RECEIVABLES
Loans individually evaluated for impairment	$3,590	$—	$227	$—	$3,817
Loans collectively evaluated for impairment	103,105	113,952	60,834	—	277,891
Ending balance	$106,695	$113,952	$61,061	$—	$281,708

	At or For the Three Months Ended March 31, 2012
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$803	$2,846	$511	$185	$4,345
Provision for loan losses	134	204	205	(28)	515
Charge-offs	—	(825)	(98)	—	(923)
Recoveries	1	262	—	—	263
Net charge-offs	1	(563)	(98)	—	(660)
Ending balance	$938	$2,487	$618	$157	$4,200
Year-end amount allocated to:
Loans individually evaluated for impairment	$140	$—	$10	$—	$150
Loans collectively evaluated for impairment	798	2,487	608	157	4,050
Ending balance	$938	$2,487	$618	$157	$4,200
LOANS RECEIVABLES
Loans individually evaluated for impairment	$4,395	$—	$329	$—	$4,724
Loans collectively evaluated for impairment	67,490	112,660	51,498	—	231,648
Ending balance	$71,885	$112,660	$51,827	$—	$236,372

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to aging analysis of past due loans are summarized as follows:

	March 31, 2013
	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$783	$35,499	$36,282
Construction and development	—	—	—	—	—	39,074	39,074
Home equity	329	119	—	448	203	14,976	15,627
One-to-four-family	—	—	—	—	344	13,121	13,465
Multi-family	—	—	—	—	—	2,247	2,247
Total real estate loans	329	119	—	448	1,330	104,917	106,695
CONSUMER
Indirect home improvement	435	318	—	753	276	90,340	91,369
Recreational	63	22	—	85	—	18,665	18,750
Automobile	39	16	—	55	1	1,854	1,910
Home improvement	—	—	—	—	31	554	585
Other	10	3	—	13	5	1,320	1,338
Total consumer loans	547	359	—	906	313	112,733	113,952
COMMERCIAL BUSINESS LOANS	—	—	—	—	130	60,931	61,061
Total	$876	$478	$—	$1,354	$1,773	$278,581	$281,708

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided:

	At or For the Three Months Ended March 31, 2013
	Unpaid Principal Balance	Write- downs		Recorded Investment		Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—		$—		$—	$—	$—	$—
Construction and development	—	—		—		—	—	—	—
Home equity	157	—		157		—	157	157	—
One-to-four-family	1,290	(169)		1,121		—	1,121	1,122	10
Multi-family	—	—		—		—	—	—	—
Indirect home improvement	—	—		—		—	—	—	—
Recreational	—	—		—		—	—	—	—
Automobile	—	—		—		—	—	—	—
Home improvement	—	—		—		—	—	—	—
Other	—	—		—		—	—	—	—
Commercial business loans	276	(112)		164		—	164	165	—
Subtotal loans	1,723	(281)		1,442		—	1,442	1,444	10
WITH AN ALLOWANCE RECORDED
Commercial	950	(167)		783		(39)	744	783	—
Construction and development	1,567	(38)		1,529		(77)	1,452	1,529	16
Home equity	—	—		—		—	—	—	—
One-to-four-family	—	—		—		—	—	—	—
Multi-family	—	—		—		—	—	—	—
Indirect home improvement	—	—		—		—	—	—	—
Recreational	—	—		—		—	—	—	—
Automobile	—	—		—		—	—	—	—
Home improvement	—	—		—		—	—	—	—
Other	—	—		—		—	—	—	—
Commercial business loans	65	(2)		63		(6)	57	63	—
Subtotal loans	2,582	(207)		2,375		(122)	2,253	2,375	16
Total	$4,305	$(488)	—	$3,817	—	$(122)	$3,695	$3,819	$26

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)
	At or For the Year Ended December 31, 2012
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	111	—	111	—	111	112	3
One-to-four-family	1,295	(170)	1,125	—	1,125	1,172	30
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	241	(111)	130	—	130	172	—
Subtotal loans	1,647	(281)	1,366	—	1,366	1,456	33
WITH AN ALLOWANCE RECORDED
Commercial	950	(167)	783	(39)	744	893	7
Construction and development	—	—	—	—	—	—	—
Home equity	1,625	(38)	1,587	(79)	1,508	1,616	68
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	67	(3)	64	(7)	57	68	5
Subtotal loans	2,642	(208)	2,434	(125)	2,309	2,577	80
Total	$4,289	$(489)	$3,800	$(125)	$3,675	$4,033	$113

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

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Uniform Retail Credit Classification Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, recreational, automobile, direct home improvement and other, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded "4" internally. Loans that are past due more than 90 days are classified “Substandard” risk graded "8" internally. At 120 days past due, homogeneous loans are charged off based on the value of the collateral less cost to sell.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category:

	March 31, 2013
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Total
REAL ESTATE LOANS
Commercial	$32,189	$3,310	$—	$783	$—	$36,282
Construction and development	37,545	—	—	1,529	—	39,074
Home equity	15,424	—	—	203	—	15,627
One-to-four-family	12,344	—	—	1,121	—	13,465
Multi-family	2,247	—	—	—	—	2,247
Total real estate loans	99,749	3,310	—	3,636	—	106,695
CONSUMER
Indirect home improvement	91,093	—	—	276	—	91,369
Recreational	18,750	—	—	—	—	18,750
Automobile	1,909	—	—	1	—	1,910
Home improvement	554	—	—	31	—	585
Other	1,333	—	—	5	—	1,338
Total consumer loans	113,639	—	—	313	—	113,952
COMMERCIAL BUSINESS LOANS	60,114	49	671	227	—	61,061
Total	$273,502	$3,359	$671	$4,176	$—	$281,708

	December 31, 2012
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Total
REAL ESTATE LOANS
Commercial	$29,145	$3,322	$—	$783	$—	$33,250
Construction and development	30,306	—	—	1,587	—	31,893
Home equity	15,226	—	—	248	—	15,474
One-to-four-family	12,851	—	—	1,125	—	13,976
Multi-family	3,202	—	—	—	—	3,202
Total real estate loans	90,730	3,322	—	3,743	—	97,795
CONSUMER
Indirect home improvement	85,954	—	—	295	—	86,249
Recreational	17,968	—	—	—	—	17,968
Automobile	2,406	—	—	10	—	2,416
Home improvement	619	—	—	32	—	651
Other	1,386	—	—	—	—	1,386
Total consumer loans	108,333	—	—	337	—	108,670
COMMERCIAL BUSINESS LOANS	72,596	—	675	194	—	73,465
Total	$271,659	$3,322	$675	$4,274	$—	$279,930

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

 Troubled Debt Restructured Loans

The Company had six and three troubled debt restructured ("TDR") loans still on accrual and included in impaired loans at March 31, 2013 and at December 31, 2012, respectively. In addition, at March 31, 2013 and December 31, 2012 the Company had two and three loans on non-accrual of $827,000 and $892,000, respectively. The two non-accrual loans at March 31, 2013 consist of one commercial real estate loan and one home equity loan. The Company had no commitments to lend additional funds on these restructured loans.

A summary of TDR loans at dates indicated is as follows:

	March 31,	December 31,
	2013	2012
Troubled debt restructured loans still on accrual	$2,404	$2,368
Troubled debt restructured loans on non-accural	827	892
Total troubled debt restructured loans	$3,231	$3,260

The following table presents loans that became TDRs during the three months ended March 31, 2013:

	At or For the Three Months Ended March 31, 2013
	Number of Contracts	Recorded Investment	Increase in the Allowance	Charge-offs to the Allowance

Commercial Business Loans	1	$35	$—	$—
Total	1	$35	$—	$—

During the three month period ended March 31, 2012, the Company did not restructure any loans considered to be troubled debt restructuring.

The recorded investments in the table above are period end balances that are inclusive of all partial pay-downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by the period end are not included.

TDRs in the tables above were the result of interest rate modifications and extended payment terms. The Company has not forgiven any principal on the above loans. For the three months ended March 31, 2013 and March 31, 2012 there were no reported TDRs that were modified in the previous 12 months that subsequently defaulted in the reporting period.

NOTE 4 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $159.6 million and $130.5 million at March 31, 2013 and December 31, 2012, respectively. The fair market value of the mortgage servicing rights’ asset at March 31, 2013 and December 31,

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MORTGAGE SERVICING RIGHTS (Continued)

2012 was $1.5 million and $1.1 million, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market based assumptions associated with mortgage prepayment speeds.

The following table summarizes mortgage servicing rights activity for the three months ended March 31, 2013 and 2012:

	At or For the Three Months Ended March 31,
	2013	2012
Beginning balance	$1,064	$200
Additions	296	66
Mortgage servicing rights amortized	(78)	(21)
Recovery of loss on mortgage servicing rights	122	1
Ending balance	$1,404	$246

NOTE 5 - DERIVATIVES AND HEDGING

The Company regularly enters into commitments to originate and sell loans held for sale. Such commitments are considered derivatives but have not been designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. As of March 31, 2013, the Company had fallout adjusted interest rate lock commitments with customers of $18.0 million with a fair value of $416,000. The Company also had mandatory and best effort forward commitments with investors with notional balances of $25.6 million and $14.0 million, respectively. The fair value of mandatory and best effort commitments with investors are aggregated in the fair value of customer interest rate locks disclosed above and the fair value of loans held for sale of $413,000 at March 31, 2013.

The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Company enters into contracts to sell forward To-Be-Announced ("TBA") mortgage backed securities. These contracts are considered derivatives but have not been designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. These instruments are measured at fair value and are recognized as either an asset or liability on the consolidated balance sheet and changes in fair value are reported in current period income. The Company had forward TBA mortgage backed-securities of $15.5 million at March 31, 2013, with a fair value of ($59,000) for the three months ended March 31, 2013.

Hedging activity was considered to be immaterial for the year ended December 31, 2012.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Beginning balance	$2,127	$4,589
Additions	—	—
Fair value write-downs	(78)	(379)
Disposition of assets	(93)	(1,421)
Ending balance	$1,956	$2,789

At March 31, 2013, OREO consisted of three properties located in Washington, with balances ranging from $270,000 to $1.0 million. For the three months ended March 31, 2013 and 2012, the Company recorded none and $51,000 net loss, respectively, on disposals of OREO and holding costs associated with OREO in the amount of $22,000 and $34,000, respectively.

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Interest-bearing checking	$22,579	$24,348
Noninterest-bearing checking	36,500	34,165
Savings	12,254	11,812
Money market	117,482	114,246
Certificates of deposits of less than $100,000	39,358	40,119
Certificates of deposits of $100,000 through $250,000	43,683	43,810
Certificates of deposits of more than $250,000	21,925	20,449
Total	$293,781	$288,949

Scheduled maturities of time deposits for future periods ending were as follows:

As of March 31,
2013
2013	$27,445
2014	31,866
2015	33,280
2016	7,443
2017	4,848
Thereafter	84
Total	$104,966

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (Continued)

The Bank pledged two securities held at the Federal Home Loan Bank ("FHLB") of Seattle with a fair value of $1.3 million to secure Washington State public deposits of $1.9 million of which $1.2 million was uninsured, at March 31, 2013.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances at March 31, 2013 and December 31, 2012 were $1.2 million and $1.3 million, respectively and were in compliance with FRB regulations.

Interest expense by deposit category for the three months ended March 31, 2013 and 2012 was as follows:

	For Three Months Ended March 31,
	2013	2012
Interest-bearing checking	$9	$17
Savings and money market	134	165
Certificates of deposit	329	421
Total	$472	$603

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $625,000 during the quarter ended March 31, 2013. There was no provision for federal income tax expense during the quarter ended March 31, 2012 as the Company had concluded at that time that a full valuation allowance against its deferred tax asset of $3.0 million was required. A valuation allowance must be used to reduce deferred tax assets if it is “more likely than not” that some portion of, or all of the deferred tax assets will not be realized.
At March 31, 2013, the Company had net operating loss carryforwards of approximately $4.5 million, which begins to expire in 2024. The Company files a U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2009 and later. At March 31, 2013, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at March 31, 2013, the Company had recognized no interest and penalties.

The Company may also be subject to certain limitations under Section 382 of the Internal Revenue Code that relates to the utilization of the net operating losses and other tax benefits following an ownership change.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments – The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

A summary of the Company’s commitments at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$28,161	$27,347
One-to-four-family	35,276	19,313
Home equity	11,690	11,928
Commercial/Multi-family	4,797	3,241
Total real estate loans	79,924	61,829
CONSUMER LOANS
Indirect home improvement	490	568
Other	6,283	6,225
Total consumer loans	6,773	6,793
COMMERCIAL BUSINESS LOANS	48,390	41,025
Total commitments to extend credit	$135,087	$109,647

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses of $54,000 and $49,000 as of March 31, 2013 and December 31, 2012, respectively.

The Company has entered into a severance agreement (the “Agreement”) with its Chief Executive Officer. The Agreement, subject to certain requirements, generally includes a lump sum payment to the Chief Executive Officer equal to 24 months of base compensation in the event his employment is involuntarily terminated, other than for cause or the executive terminates his employment with good reason, as defined in the Agreement.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into change of control agreements (the “Agreements”) with its Chief Financial Officer, Chief Credit Officer and the Chief Operating Officer. The Agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the Agreements the executive generally will be entitled to a change of control payment from the Company if they are involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the Agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the Agreements.

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
In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded $83,000 reserve to cover loss exposure related to these guarantees.
In December 2012, the Company sold a portion of the consumer loan portfolio with an unpaid principal balance of approximately $12.6 million and recognized a gain of $182,000. Under the terms of this sale, the Company has recourse for loans that default before June 12, 2013 and has recorded a reserve of $67,000 for potential defaults. As of March 31, 2013, the full reserve remains available.

NOTE 10 – SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s business activity is primarily with customers located in the greater Puget Sound area. The Company originates real estate and consumer loans and has concentrations in these areas. As part of the business plan adopted at the initial public offering, the Company is closing a limited number of consumer loans in California. As of March 31, 2013, there were $6.4 million loans originated in the State of California. Generally loans are secured by deposit accounts, personal property, or real estate. Rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

 NOTE 11 – REGULATORY CAPITAL

FS Bancorp, Inc. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Company must meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 Capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of March 31, 2013 and December 31, 2012, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. At March 31, 2013, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 13.2%, 14.8%, and 16.0%, respectively.

The Bank’s actual capital amounts and ratios at March 31, 2013 and December 31, 2012 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Risk-Based Capital
(to Risk-weighted Assets)	$52,431	16.04%	$26,147	8.00%	$32,683	10.00%
Tier 1 Risk-Based Capital
(to Risk-weighted Assets)	$48,331	14.79%	$13,073	4.00%	$19,610	6.00%
Tier 1 Leverage Capital
(to Average Assets)	$48,331	13.19%	$14,662	4.00%	$18,327	5.00%

As of December 31, 2012
Total Risk-Based Capital
(to Risk-weighted Assets)	$50,591	16.00%	$25,294	8.00%	$31,617	10.00%
Tier 1 Risk-Based Capital
(to Risk-weighted Assets)	$46,627	14.75%	$12,647	4.00%	$18,970	6.00%
Tier 1 Leverage Capital
(to Average Assets)	$46,627	13.26%	$14,066	4.00%	$17,583	5.00%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - REGULATORY CAPITAL (Continued)

Regulatory capital levels reported above differ from the Company's total equity, computed in accordance with U.S. GAAP.

	Company		Bank
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Equity	$60,941	$59,897	$48,782	$47,836
Unrealized gain on securities available-for-sale	(311)	(597)	(311)	(597)
Disallowed deferred tax assets	—	(506)	—	(506)
Disallowed servicing assets	(140)	(106)	(140)	(106)
Total Tier 1 capital	60,490	58,688	48,331	46,627
Allowance for loan and lease losses for regulatory capital purposes	4,100	3,964	4,100	3,964
Total risk-based capital	$64,590	$62,652	$52,431	$50,591

The Company exceeded all regulatory capital requirements as of March 31, 2013. The regulatory capital ratios calculated for the Company as of March 31, 2013 were 16.5% for Tier 1 Leverage-Based Capital, 18.5% for Tier 1 Risk- Based Capital and 19.8% for Total Risk-Based Capital.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting guidance regarding fair value measurements defines fair value and establishes a framework for measuring fair value in accordance with U.S. GAAP. Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The following definitions describe the levels of inputs that may be used to measure fair value:

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Impaired Loans – Fair value adjustments to impaired collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models, which contain management’s assumptions (Level 3).

Other Real Estate Owned – Fair value adjustments to OREO are recorded at the lower of carrying amount of the loan or fair value less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell (Level 3).

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
March 31, 2013
Federal agency securities	$—	$11,351	$—	$11,351
Municipal bonds	—	9,558	—	9,558
Corporate securities	—	2,494	—	2,494
Mortgage-backed securities	—	19,755	—	19,755
Total	$—	$43,158	$—	$43,158

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2012
Federal agency securities	$—	$12,552	$—	$12,552
Municipal bonds	—	9,060	—	9,060
Corporate securities	—	2,488	—	2,488
Mortgage-backed securities	—	19,213	—	19,213
Total	$—	$43,313	$—	$43,313

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents interest rate lock commitments with customers measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, and the total losses on these assets, which represents fair value adjustments and other losses for the three months ended March 31, 2013 and the year ended December 31, 2012.

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total	Total Impairment
March 31, 2013	$—	$—	$391	$391	$—
December 31, 2012	$—	$—	$93	$93	$—

The following table presents the impaired loans measured at fair value on a nonrecurring basis and the total valuation allowance or charge-offs on these loans, which represents fair value adjustments for the three months ended March 31, 2013 and the year ended December 31, 2012.

	Impaired Loans
	Level 1	Level 2	Level 3	Total	Total Impairment
March 31, 2013	$—	$—	$3,817	$3,817	$(122)
December 31, 2012	$—	$—	$3,800	$3,800	$(125)

The following table presents OREO measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, and the total losses on these assets, which represents fair value adjustments and other losses for the three months ended March 31, 2013 and the year ended December 31, 2012.

	OREO
	Level 1	Level 2	Level 3	Total	Total Impairment
March 31, 2013	$—	$—	$1,956	$1,956	$(78)
December 31, 2012	$—	$—	$2,127	$2,127	$(812)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents mortgage servicing rights measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, and the total losses on these assets, which represents fair value adjustments and other losses for the three months ended March 31, 2013 and the year ended December 31, 2012.

	Mortgage Servicing Rights
	Level 1	Level 2	Level 3	Total	Total Impairment/ (Recovery)
March 31, 2013	$—	$—	$1,404	$1,404	$(122)
December 31, 2012	$—	$—	$1,064	$1,064	$112

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at March 31, 2013 is shown in the following table.

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Recurring
Interest rate lock commitments	Quoted market prices	Pull-through expectations	80% - 99% (91.09%)

Nonrecurring
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10% (3.19%)
OREO	Fair value of collateral	Discount applied to the obtained appraisal	9% - 19% (11.55%)
Mortgage servicing rights	Discounted cash flow	Weighted average prepayment speed	7.5% - 10.5% (7.50%)

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Off-Balance Sheet Instruments – The fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the customers. The majority of the Company’s off-balance sheet instruments consist of non-fee producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value. The fair value of loan lock commitments with customers and investors reflect an estimate of value based upon the interest rate lock date, the expected pull through percentage for the commitment, and the interest rate at year end (Level 3).

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	March 31,		December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$8,906	$8,906	$9,413	$9,413
Level 2 inputs:
Securities available-for-sale	43,158	43,158	43,313	43,313
Loans held for sale	20,160	20,160	8,870	8,870
Federal Home Loan Bank stock	1,749	1,749	1,765	1,765
Accrued interest receivable	1,328	1,328	1,223	1,223
Level 3 inputs:
Loans receivable, net	276,501	319,743	274,949	306,695
Mortgage servicing rights	1,404	1,457	1,064	1,064
Fair value hedge of loan commitments	439	439	133	133
Financial Liabilities
Level 2 inputs:
Deposits	293,781	309,180	288,949	304,257
Borrowings	13,659	13,695	6,840	7,059
Accrued interest payable	14	14	12	12
Level 3 inputs:
Fair value hedge of loan commitments	48	48	40	40

NOTE 13 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFITS (Continued)

contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2012, the ESOP paid the first annual installment of principal in the amount of $267,000, plus accrued interest of $28,000 pursuant to the ESOP loan. No payment of principal or interest was made during the quarter ended March 31, 2013.

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

Compensation expense related to the ESOP for the three months ended March 31, 2013 and March 31, 2012 was $95,000 and none, respectively.

Shares held by the ESOP as of March 31, 2013 were as follows:

Balances
Allocated shares	32,401
Unallocated shares	226,809
Total ESOP shares	259,210

Fair value of unallocated shares (in thousands)	$3,333

NOTE 14 - EARNINGS PER SHARE
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EARNINGS PER SHARE (Continued)
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2013 and 2012.

	At or For the Three Months Ended
	March 31,
	2013	2012

Numerator:
Net Income (in thousands)	$1,235	$277

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	3,013,316	n/a(1)

Denominator for diluted earnings per share- weighted average common shares outstanding	3,013,316	n/a(1)
Basic earnings per share	$0.41	n/a(1)

Diluted earnings per share	$0.41	n/a(1)

(1) Earnings per share and share calculations are not available (n/a) as the Company completed its stock conversion and became a public company on July 9, 2012.
The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares, committed to be released shares are included as outstanding shares. There were 226,809 shares in the ESOP that were not committed to be released as of March 31, 2013.

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
These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

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

•
legislative or regulatory changes that adversely affect our business, or increase capital requirements, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in regulation policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III;

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

•
other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in this Form 10-Q and our other reports filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012.

Any of the forward‑looking statements that we make in this Form 10-Q and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Forward looking statements are based upon management's beliefs and assumptions at the time they are made. The Company undertakes no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the foread-looking statements discussed in this report might not occur and you should not put undue reliance on any forward looking statements.

Overview
FS Bancorp, Inc. and its subsidiary bank, 1st Security Bank of Washington have been serving the Puget Sound area since 1936. Originally chartered as a credit union, previously known as Washington's Credit Union, the credit union served various select employment groups. On April 1, 2004, the credit union converted to a Washington state-chartered mutual savings bank. On July 9, 2012, the Bank converted from mutual to stock form and became the wholly owned subsidiary of FS Bancorp, Inc.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. As of March 31, 2013, consumer loans represented 40.5% of the Bank's total portfolio, up from 38.8% at December 31, 2012 due to growth in the indirect home improvement channel, with indirect home improvement loans representing 80.2% of the total consumer loan portfolio.

Indirect home improvement lending is reliant on the Bank’s relationships with home improvement contractors and dealers. The Bank has funded 906 loans during the quarter ended March 31, 2013 using the indirect home improvement contractor/dealer network located throughout Washington, Oregon and California with four contractors/dealers responsible for a majority or 61.3% of this loan volume. The Company recently began originating consumer indirect loans in the State of California with $4.0 million in these loans originated during the three months ended March 31, 2013 and $6.4 million in California, consumer lending since inception. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans in California. As of March 31, 2013, the limit would be $22.8 million.

Going forward, the Company will focus on diversifying our lending products by expanding commercial real estate, home lending, commercial business and residential construction lending, while maintaining the current size of the Bank's consumer loan portfolio. The Company's lending strategies are intended to take advantage of: (1) the Bank's historical strength in indirect consumer lending, (2) recent market dislocation that has created new lending opportunities and the availability of experienced bankers, and (3) strength in relationship lending. Retail deposits will continue to serve as a primary funding source.

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

Earnings are primarily dependent upon the Company's net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The Company's earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act ("JOBS" Act), which establishes a new category of issuer called an emerging growth company. The Company is an “emerging growth company” as defined under the JOBS Act. The Company will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which would occur if the market value of the Company's common stock that is held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter or (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three year period.

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

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. Under this provision, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has elected to “opt out” of such extended transition period, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Management's decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Critical Accounting Policies and Estimates
Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of other real estate owned and the need for a valuation allowance related to the deferred tax asset.

Allowance for Loan Loss. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although the Company believes it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products, increases the complexity of the loan portfolio, and expands the Company's market area, management intends to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that its systematic methodology continues to be appropriate given our size and level of complexity.

Other Real Estate Owned. Property acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value, less cost to sell.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts that will be ultimately realize from the sale of other real estate owned may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in management's strategies for recovering the investment.

Income Taxes. Income taxes are reflected in the Company's consolidated financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes. Accounting Standards Codification, ASC 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities. They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting. The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period. In formulating the deferred tax asset, the Company is required to estimate the income and taxes in the jurisdiction in which the Bank operates. This process involves estimating actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.

Deferred tax assets are attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As of March 31, 2013, and December 31, 2012, the Company had net deferred tax assets of $1.5 million and $1.9 million, respectively and determined that no valuation allowance was required.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Assets. Total assets increased $12.6 million, or 3.5%, to $371.6 million at March 31, 2013 from $359.0 million at December 31, 2012, primarily as a result of a $11.3 million, or 127.3% increase in loans held for sale, and a $1.6 million or 0.6% increase in net loans receivable. Cash and interest bearing deposits at other financial institutions decreased $507,000, or 5.4% to $8.9 million at March 31, 2013 from $9.4 million at December 31, 2012.

Net loans receivable increased $1.6 million, or 0.6%, to $276.5 million at March 31, 2013 from $274.9 million at December 31, 2012. Real estate secured loans increased $8.9 million, or 9.1% to $106.7 million at March 31, 2013 from $97.8 million at December 31, 2012, primarily as a result of a $7.2 million, or 22.5%, increase in residential construction lending, and a $3.0 million, or 9.1% increase in commercial real estate loans. Consumer loans increased $5.3 million, or 4.9%, to $114.0 million at March 31, 2013 from $108.7 million at December 31, 2012, as a result of a $5.1 million, or 5.9%, increase in indirect home improvement loans, and a $782,000, or 4.4% increase in recreational loans partially offset by a $506,000, or 20.9%, decrease in automobile loans. Commercial business loans decreased $12.4 million, or 16.9%, to $61.1 million at March 31, 2013 from $73.5 million at December 31, 2012. The quarter over quarter decrease in commercial business loans reflects the lower usage of warehouse lending lines for many of the Company's warehouse lending customers.

The allowance for loan losses at March 31, 2013 was $5.0 million, or 1.8% of gross loans receivable, compared to $4.7 million, or 1.7% of gross loans receivable, at December 31, 2012. Non-performing loans, consisting of non-accruing loans, decreased to $1.8 million at March 31, 2013 from $1.9 million at December 31, 2012. At March 31, 2013, non-performing loans consisted of $783,000 of commercial real estate loans, $344,000 of one-to-four-family loans, $203,000 of home equity loans, $313,000 of consumer loans, and $130,000 of commercial business loans. Non-performing loans to total gross loans decreased to 0.6% at March 31, 2013 from 0.7% at December 31, 2012. Other real estate owned totaled $2.0 million at March 31, 2013, compared to $2.1 million at December 31, 2012. The $171,000 or 8.0% reduction in other real estate owned reflects the sale of $93,000 in other real estate owned and write-downs to fair value of $78,000 during the three months ended March 31, 2013. At March 31, 2013, the Company also had $3.2 million in TDRs of which $2.4 million were performing in accordance with their modified payment terms and $827,000 were on non-accrual.

A summary of non-performing assets as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Non-performing assets-
Non-accrual loans	$1,773	$1,906
Other real estate owned	1,956	2,127
Repossessed consumer property	60	31
Total non-performing assets	$3,789	$4,064

Liabilities. Total liabilities increased $11.5 million, or 3.8%, to $310.6 million at March 31, 2013, from $299.1 million at December 31, 2012. Deposits increased $4.8 million, or 1.7%, to $293.8 million at March 31, 2013 from $288.9 million at December 31, 2012. The increase in deposits was due to a $2.3 million, or 6.8%, increase in noninterest bearing checking accounts partially offset by a $1.8 million, or 7.3% decrease in interest-bearing checking accounts. The Company experienced a $3.7 million, or 2.9%, increase in money market and savings accounts, and a $588,000, or 0.6%, increase in time deposits during the same time period with a focus on relationship deposit growth.
Total borrowings, which consisted of FHLB advances, increased $6.8 million, or 99.7%, to $13.6 million at March 31, 2013 from $6.8 million at December 31, 2012 with the majority of this increase in short-term (less than one year) borrowings. The increase in short-term borrowings was tied to the growth in home lending activities at the end of the quarter which increased the balance of loans held for sale.

Stockholders' Equity. Total stockholders' equity increased $1.0 million, or 1.7%, to $60.9 million at March 31, 2013 from $59.9 million at December 31, 2012. The increase in stockholders' equity was predominantly a result of net income of $1.2 million partially offset by a decline in accumulated other comprehensive income, which includes the unrealized gain on securities available-for-sale, net of tax. Book value per common share was $20.22 at March 31, 2013 compared to $19.92 at December 31, 2012.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

General. Net income for the three months ended March 31, 2013 was $1.2 million compared to net income of $277,000 for the three months ended March 31, 2012. The increase in net income was primarily attributable to a $1.5 million, or 213.0%, increase in noninterest income and a $1.0 million, or 27.8%, increase in net interest income partially offset by a $887,000, or 24.8% increase in noninterest expense and a $625,000, or 100.0% increase in the provision for income taxes. The increase in noninterest income was primarily the result of $1.6 million in gains on sale of loans from the Bank's residential home lending operations. The increase in noninterest expense was related to expenses associated with new lending channels.

Net Interest Income. Net interest income increased $1.0 million, or 27.8%, to $4.7 million for the three months ended March 31, 2013, from $3.7 million for the three months ended March 31, 2012. The increase in net interest income was attributable to a $876,000 increase in interest income resulting from an increase in the average balance of the loan portfolio as well as a shift of funds throughout the period from lower yielding cash and cash equivalents to higher yielding investment securities and loans, and a $139,000 decrease in interest expense, primarily due to a reduction of the overall cost of funds.

The net interest margin increased 10 basis points to 5.45% for the three months ended March 31, 2013, from 5.35% for the same period of the prior year, primarily due to a shift in funds during the period from lower yielding cash and cash equivalents into higher yielding investment securities and loans and a lower level of non-performing loans, coupled with a 31 basis point decline in the cost of funds.

Interest Income. Interest income for the three months ended March 31, 2013 increased $876,000, or 20.4%, to $5.2 million, from $4.3 million for the three months ended March 31, 2012. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio as well as a shift of funds during the period from lower yielding cash and cash equivalents to higher yielding investment securities/loans during the three months ended March 31, 2013 compared to the same period last year.

Interest Expense. Interest expense decreased $139,000, or 21.4%, to $510,000 for the three months ended March 31, 2013, from $649,000 for the same period of the prior year. As a result of general decline in market rates, the average cost of funds for total interest-bearing liabilities decreased 31 basis points to 0.77% for the three months ended March 31, 2013, compared to 1.08% for the three months ended March 31, 2012. The decrease was due to a decline in rates paid on certificates of deposit, and a higher average balance in money market accounts which carry a lower cost of funds. The average balance of total interest-bearing liabilities increased $28.0 million, or 11.7%, to $268.3 million for the quarter ended March 31, 2013, from $240.3 million for the quarter ended March 31, 2012.

Provision for Loan Losses.  The provision for loan losses was $600,000 for the three months ended March 31, 2013, compared to $515,000 for the three months ended March 31, 2012. The $85,000 increase in the provision during the current quarter over the comparable quarter last year primarily relates to higher loan balances and a shift in the loan categories being originated, in particular construction and development loans and consumer loans during the three months ended March 31, 2013.

Noninterest Income. Noninterest income increased $1.5 million, or 213.0%, to $2.3 million for the three months ended March 31, 2013, from $723,000 for the three months ended March 31, 2012. The increase during the period was primarily due to $1.6 million in gains associated with the sale of mortgage loans in the secondary market as part of the home lending initiative.

Noninterest Expense. Noninterest expense increased $887,000 or 24.8% to $4.5 million for the three months ended March 31, 2013, from $3.6 million for the three months ended March 31, 2012. Changes in noninterest expense included a $780,000, or 46.0%, increase in salaries and benefit costs associated with the addition of staff in the expanded lending platforms, a $251,000 or 49.5% increase in costs of operations, and a $161,000, or 115.8% increase in loan costs associated with increased lending activities, partially offset by a $352,000 decrease in write-downs of other real estate owned to fair value, and by a $121,000 decrease due to the recovery of prior losses on mortgage servicing rights primarily due to a longer expected life of the servicing portfolio.

The efficiency ratio, which is our noninterest expense as a percentage of net interest income and noninterest income, improved to 64.5% for the three months ended March 31, 2013 compared to 81.9% for the three months ended March 31, 2012 primarily as a result of the increase in noninterest income.

Provision for Income Tax. For the three months ended March 31, 2013, the Company recorded a provision for income tax expense of $625,000 on pre-tax income as compared to none for the three months ended March 31, 2012. The effective tax rates for the quarters ended March 31, 2013 and 2012 were 33.6% and 0.0%, respectively.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Bank relies on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, sale of securities available-for-sale, cash flows from loan payments and maturing securities.

As of March 31, 2013, the Company's total borrowing capacity was $36.3 million with the FHLB of Seattle, with unused borrowing capacity of $22.7 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. As of March 31, 2013, the Bank held approximately $48.8 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Seattle, the Bank maintained a short-term borrowing line with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank"), with a current limit of $70.3 million at March 31, 2013, and a $6.0 million unsecured, variable rate, overnight short-term borrowing line with Pacific Coast Bankers' Bank. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. As of March 31, 2013, the Bank held approximately $106.8 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

As of March 31, 2013, $13.6 million in FHLB advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit or Pacific Coast Bankers' Bank line of credit. The Bank's Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $61.2 million as of March 31, 2013. Total brokered deposits as of March 31, 2013 were $13.9 million.

Liquidity management is both a daily and long-term function of Bank management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Bank uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2013, the approved outstanding loan commitments, including unused lines of credit, amounted to $135.1 million. Certificates of deposit scheduled to mature in nine months or less at March 31, 2013, totaled $27.4 million. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Bank believes that a majority of maturing deposits will remain with the Bank. For additional information see the Consolidated Statements of Cash Flows in Part I. Item 1 of this report.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at March 31, 2013, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at March 31, 2013, the Bank was considered to be well-capitalized. At March 31, 2013, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 13.2%, 14.8%, and 16.0%, respectively. For additional information regarding the Bank's regulatory capital compliance, see the discussion included in Note 11 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

The Company exceeded all regulatory capital requirements as of March 31, 2013. The estimated regulatory capital ratios calculated for the Company as of March 31, 2013 were 16.5% for Tier 1 Leverage-Based Capital, 18.5% for Tier 1 Risk- Based Capital and 19.8% for Total Risk-Based Capital.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2013, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company. For additional information, see Note 9 of the Notes to Consolidated Financial Statements under Part I. Item 1 of this report.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Not applicable.

Item 6.        Exhibits

3.1    Articles of Incorporation of FS Bancorp, Inc. (1)

3.2    Bylaws of FS Bancorp, Inc. (1)

4.0    Form of Common Stock Certificate of FS Bancorp, Inc. (1)

10.1    Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)

10.2    Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D.
    Mullet, Steven L. Haynes and Drew B. Ness (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.

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

FS BANCORP, INC.

Date: May 13, 2013	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: May 13, 2013	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)