Form 10-Q
period 2013-06-30
FS Bancorp, Inc.
filed 2013-08-14
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013    OR

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 9, 2013, there were 3,240,125 outstanding shares of the registrant's common stock.

FS Bancorp, Inc.
Form 10-Q
As used in this report, the terms "we," "our," and "us," and "Company" refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to "Bank" in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data) (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$2,296	$4,003
Interest-bearing deposits at other financial institutions	14,117	5,410
Securities available-for-sale, at fair value	44,186	43,313
Federal Home Loan Bank stock, at cost	1,733	1,765
Loans held for sale	13,146	8,870
Loans receivable, net	280,411	274,949
Accrued interest receivable	1,292	1,223
Premises and equipment, net	13,525	12,663
Other real estate owned ("OREO")	1,805	2,127
Deferred tax asset	1,349	1,927
Other assets	5,002	2,780
TOTAL ASSETS	$378,862	$359,030

LIABILITIES
Deposits
Interest-bearing accounts	$263,808	$254,784
Noninterest-bearing accounts	37,105	34,165
Total deposits	300,913	288,949
Borrowings	13,664	6,840
Other liabilities	3,206	3,344
Total liabilities	317,783	299,133
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,240,125 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	32	32
Additional paid-in capital	29,979	29,894
Retained earnings	33,917	31,746
Accumulated other comprehensive income (loss)	(609)	597
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(2,240)	(2,372)
Total stockholders' equity	61,079	59,897
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$378,862	$359,030

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans receivable	$5,233	$4,341	$10,171	$8,475
Interest and dividends on investment securities and cash and cash equivalents	203	163	440	328
Total interest income	5,436	4,504	10,611	8,803
INTEREST EXPENSE
Deposits	464	569	936	1,172
Borrowings	48	44	87	90
Total interest expense	512	613	1,023	1,262
NET INTEREST INCOME	4,924	3,891	9,588	7,541
PROVISION FOR LOAN LOSSES	600	550	1,200	1,065
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,324	3,341	8,388	6,476
NONINTEREST INCOME
Service charges and fee income	494	505	948	995
Gain on sale of loans	2,228	445	3,779	551
Gain on sale of investment securities	96	94	264	106
Other noninterest income	113	78	203	193
Total noninterest income	2,931	1,122	5,194	1,845
NONINTEREST EXPENSE
Salaries and benefits	3,135	1,864	5,612	3,561
Operations	759	624	1,517	1,131
Occupancy	385	314	702	603
Data processing	266	275	532	508
OREO fair value write-downs, net of loss on sales	117	216	195	646
OREO expenses	16	64	38	98
Loan costs	345	198	645	337
Professional and board fees	333	166	563	303
FDIC insurance	67	56	123	119
Marketing and advertising	158	67	243	120
Impairment (recovery) on mortgage servicing rights	22	(2)	(100)	(3)
Total noninterest expense	5,603	3,842	10,070	7,423
INCOME BEFORE PROVISION FOR INCOME TAX	1,652	621	3,512	898
PROVISION FOR INCOME TAX	566	—	1,191	—
NET INCOME	$1,086	$621	$2,321	$898
Basic earnings per share	$0.36	n/a (1)	$0.77	n/a (1)
Diluted earnings per share	$0.36	n/a (1)	$0.77	n/a (1)

(1): Earnings per share calculations are not available (n/a) as the Company completed its stock conversion and became a public company on July 9, 2012.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$1,086	$621	$2,321	$898
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) arising during period	(1,298)	337	(1,256)	343
Reclassification adjustment for realized losses included in net income	(96)	(94)	(264)	(106)
Income tax benefit related to realized and unrealized gain (loss)	474	—	314	—
Other comprehensive gain (loss), net of tax	(920)	243	(1,206)	237
COMPREHENSIVE INCOME	$166	$864	$1,115	$1,135

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data) (Unaudited)

	Common Stock		Additional		Accumulated Other	Unearned
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	ESOP Shares	Total Equity
BALANCE, January 1, 2012	—	$—	$—	$26,451	$316	$—	$26,767
Net income	—	—	—	898	—	—	898
Other comprehensive income	—	—	—	—	237	—	237
BALANCE, June 30, 2012	—	$—	$—	$27,349	$553	$—	$27,902

BALANCE, January 1, 2013	3,240,125	$32	$29,894	$31,746	$597	$(2,372)	$59,897
Net income	—	—	—	2,321	—	—	2,321
Dividends paid ($0.05 per share)	—	—	—	(150)	—	—	(150)
Other comprehensive loss, net of tax	—	—	—	—	(1,206)	—	(1,206)
ESOP shares allocated	—	—	85	—	—	132	217
BALANCE, June 30, 2013	3,240,125	$32	$29,979	$33,917	$(609)	$(2,240)	$61,079

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,321	$898
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,200	1,065
Depreciation, amortization and accretion	513	756
ESOP compensation expense for allocated shares	217	—
Provision for deferred income taxes	981	296
Valuation allowance on deferred income taxes	—	(296)
Gain on sale of loans held for sale	(3,779)	(551)
Origination of loans held for sale	(132,168)	(35,134)
Proceeds from sale of loans held for sale	133,978	31,440
Gain on sale of investment securities	(264)	(106)
Loss on sale of other real estate owned	—	52
Recovery of loss on mortgage servicing rights	(100)	(3)
Impairment loss on other real estate owned	195	594
Changes in operating assets and liabilities
Accrued interest receivable	(69)	(109)
Other assets	(1,368)	(115)
Other liabilities	(52)	(142)
Net cash from (used by) operating activities	1,605	(1,355)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	8,786	2,432
Maturities, prepayments, and calls	1,676	5,741
Purchases	(13,083)	(19,083)
Loan originations and principal collections, net	(9,496)	(30,147)
Proceeds from sale of other real estate owned	163	1,966
Purchase of premises and equipment	(1,289)	(1,723)
Net cash used by investing activities	(13,243)	(40,814)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,964	60,952
Proceeds from borrowings	76,454	12,900
Repayments of borrowings	(69,630)	(17,700)
Dividends paid	(150)	—
Net cash from financing activities	18,638	56,152
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,000	13,983
CASH AND CASH EQUIVALENTS, beginning of period	6,787	19,253
CASH AND CASH EQUIVALENTS, end of period	$13,787	$33,236
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,017	$1,269
Income taxes	$210	$—
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities	$(1,827)	$237
Property taken in settlement of loans	$(36)	$(921)
Transfer portfolio loans to loans held for sale	$3,251	$—

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank”) in connection with the Bank's conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based stock owned savings bank with seven branches in suburban communities in the greater Puget Sound area. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals.

Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements do not contain all necessary disclosures required by Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on April 1, 2013.  These unaudited financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to U.S. GAAP and have been reflected as required by Article 10 of Regulation S-X as promulgated by the SEC.  The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period. Amounts presented in the financial statements and footnote tables are rounded and presented in thousands of dollars. In the narrative footnote discussion amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2013 presentation with no change to net income or equity previously reported. Earnings per share and share calculations prior to June 30, 2012 are not available as the Company completed its stock conversion and became a public company on July 9, 2012.

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

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are allowances for loan losses, fair value of measurements, and the estimated realizability related to the deferred tax asset.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events – The Company has evaluated events and transactions subsequent to June 30, 2013 for potential recognition or disclosure.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. As of June 30, 2013 and December 31, 2012, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. However, as the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal.

Deposits in Other Financial Institutions – The Company held interest-bearing certificates of deposits at other financial institutions with a cost basis of $14.1 million and $5.4 million as of June 30, 2013 and December 31, 2012, respectively. Certificates of deposits in the amount of $2.6 million with original maturity dates greater than 90 days were excluded from cash and cash equivalents as of June 30, 2013 and December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

For the quarter ended June 30, 2013, there were no new accounting standards during the period that, when implemented, would have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The carrying amount of securities available-for-sale and their approximate fair values at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 1 year)	Gross Unrealized Losses (more than 1 year)	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$11,321	$44	$(328)	$—	$11,037
Municipal bonds	9,325	43	(332)	—	9,036
Corporate securities	3,503	1	(34)	—	3,470
Mortgage-backed securities	20,959	56	(372)	—	20,643
Total securities available-for-sale	$45,108	$144	$(1,066)	$—	$44,186

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 1 year)	Gross Unrealized Losses (more than 1 year)	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$12,287	$281	$(16)	$—	$12,552
Municipal bonds	8,863	202	(5)	—	9,060
Corporate securities	2,492	—	(4)	—	2,488
Mortgage-backed securities	18,766	447	—	—	19,213
Total securities available-for-sale	$42,408	$930	$(25)	$—	$43,313

There were thirty-one investments with unrealized losses of less than one year as of June 30, 2013. There were nine investments with unrealized losses of less than one year as of December 31, 2012. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company has the intent and ability to hold these securities until recovery, and is not likely to be required to sell these securities. No other-than-temporary impairment write-downs were recorded for the six months ended June 30, 2013 or the year ended December 31, 2012.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at June 30, 2013 were as follows:

	June 30,
	2013
	Amortized Cost	Fair Value
No contractual maturity	$—	$—
Due in one year or less	2,025	2,038
Due after one year through five years	4,379	4,412
Due after five years through ten years	17,150	16,744
Due after ten years	21,554	20,992
Total	$45,108	$44,186

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale were as follows for the periods ended:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$4,718	$96	$—	$8,786	$264	$—

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$1,647	$94	$—	$2,432	$106	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
REAL ESTATE LOANS
Commercial	$34,762	$33,250
Construction and development	43,177	31,893
Home equity	15,356	15,474
One-to-four-family	16,366	13,976
Multi-family	4,145	3,202
Total real estate loans	113,806	97,795
CONSUMER LOANS
Indirect home improvement	94,058	86,249
Recreational	20,520	17,968
Automobile	1,485	2,416
Home improvement	558	651
Other	1,309	1,386
Total consumer loans	117,930	108,670
COMMERCIAL BUSINESS LOANS	53,966	73,465
Total loans	285,702	279,930
Allowance for loan losses	(5,276)	(4,698)
Deferred costs, fees, and discounts, net	(15)	(283)
Total loans receivable, net	$280,411	$274,949

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

Real Estate Loans

Commercial Lending. Loans originated by the Company primarily secured by income producing properties, including retail centers, warehouses and office buildings located in our Puget Sound market area.

Construction and Development Lending. Loans originated by the Company for the construction of and secured by commercial real estate and one-to-four-family residences and tracts of land for development, primarily in our Puget Sound market area.

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences, primarily in our Puget Sound market area.

One-to-Four-Family Real Estate Lending. Loans originated by the Company secured by first mortgages on one-to-four-family residences, primarily in our Puget Sound market area.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Multi-family Lending. Apartment lending (more than four units) to current banking customers and community reinvestment loans for low to moderate income individuals in our Puget Sound market area.

Consumer Lending

Indirect Home Improvement. Fixture secured loans are originated by the Company for home improvement and are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence. The Company originates indirect home improvement loans throughout the States of Washington, Oregon and California.

Automobile and Recreational. Loans originated by the Company secured by boats and automobiles to borrowers in our Puget Sound market area.

Other Consumer and Home Improvement Loans. Loans originated by the Company, including direct home improvement loans, loans on deposits and other consumer loans to borrowers in our Puget Sound market area.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details activity in the allowance for loan losses by loan categories:

	At or For the Three Months Ended June 30, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,264	$1,831	$679	$270	$5,044
Provision for loan losses	317	143	(55)	195	600
Charge-offs	(86)	(460)	(44)	—	(590)
Recoveries	—	222	—	—	222
Net charge-offs	(86)	(238)	(44)	—	(368)
Ending balance	$2,495	$1,736	$580	$465	$5,276
Period end amount allocated to:
Loans individually evaluated for impairment	$233	$—	$6	$—	$239
Loans collectively evaluated for impairment	2,262	1,736	574	465	5,037
Ending balance	$2,495	$1,736	$580	$465	$5,276
LOANS RECEIVABLE
Loans individually evaluated for impairment	$4,198	$—	$152	$—	$4,350
Loans collectively evaluated for impairment	109,608	117,930	53,814	—	281,352
Ending balance	$113,806	$117,930	$53,966	$—	$285,702

	At or For the Six Months Ended June 30, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,690	$2,158	$815	$35	$4,698
Provision for loan losses	971	(7)	(194)	430	1,200
Charge-offs	(201)	(859)	(44)	—	(1,104)
Recoveries	35	444	3	—	482
Net charge-offs	(166)	(415)	(41)	—	(622)
Ending balance	$2,495	$1,736	$580	$465	$5,276
Period end amount allocated to:
Loans individually evaluated for impairment	$233	$—	$6	$—	$239
Loans collectively evaluated for impairment	2,262	1,736	574	465	5,037
Ending balance	$2,495	$1,736	$580	$465	$5,276
LOANS RECEIVABLE
Loans individually evaluated for impairment	$4,198	$—	$152	$—	$4,350
Loans collectively evaluated for impairment	109,608	117,930	53,814	—	281,352
Ending balance	$113,806	$117,930	$53,966	$—	$285,702

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or For the Three Months Ended June 30, 2012
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$938	$2,487	$618	$157	$4,200
Provision for loan losses	447	(155)	44	214	550
Charge-offs	(264)	(479)	(2)	—	(745)
Recoveries	2	325	—	—	327
Net charge-offs	(262)	(154)	(2)	—	(418)
Ending balance	$1,123	$2,178	$660	$371	$4,332
Period end amount allocated to:
Loans individually evaluated for impairment	$82	$—	$37	$—	$119
Loans collectively evaluated for impairment	1,041	2,178	623	371	4,213
Ending balance	$1,123	$2,178	$660	$371	$4,332
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,310	$—	$357	$—	$3,667
Loans collectively evaluated for impairment	74,421	114,652	56,595	—	245,668
Ending balance	$77,731	$114,652	$56,952	$—	$249,335

	At or For the Six Months Ended June 30, 2012
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$803	$2,846	$511	$185	$4,345
Provision for loan losses	581	49	249	186	1,065
Charge-offs	(264)	(1,304)	(100)	—	(1,668)
Recoveries	3	587	—	—	590
Net charge-offs	(261)	(717)	(100)	—	(1,078)
Ending balance	$1,123	$2,178	$660	$371	$4,332
Period end amount allocated to:
Loans individually evaluated for impairment	$82	$—	$37	$—	$119
Loans collectively evaluated for impairment	1,041	2,178	623	371	4,213
Ending balance	$1,123	$2,178	$660	$371	$4,332
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,310	$—	$357	$—	$3,667
Loans collectively evaluated for impairment	74,421	114,652	56,595	—	245,668
Ending balance	$77,731	$114,652	$56,952	$—	$249,335

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to aging analysis of past due loans are summarized as follows:

	June 30, 2013
	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$1,447	$33,315	$34,762
Construction and development	—	—	—	—	—	43,177	43,177
Home equity	48	461	—	509	115	14,732	15,356
One-to-four-family	—	—	—	—	360	16,006	16,366
Multi-family	—	—	—	—	—	4,145	4,145
Total real estate loans	48	461	—	509	1,922	111,375	113,806
CONSUMER
Indirect home improvement	395	302	—	697	247	93,114	94,058
Recreational	40	17	—	57	—	20,463	20,520
Automobile	24	14	—	38	—	1,447	1,485
Home improvement	8	—	—	8	31	519	558
Other	20	6	—	26	—	1,283	1,309
Total consumer loans	487	339	—	826	278	116,826	117,930
COMMERCIAL BUSINESS LOANS	—	—	—	—	94	53,872	53,966
Total	$535	$800	$—	$1,335	$2,294	$282,073	$285,702

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2012
	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$783	$32,467	$33,250
Construction and development	—	—	—	—	—	31,893	31,893
Home equity	192	484	—	676	248	14,550	15,474
One-to-four-family	—	—	—	—	344	13,632	13,976
Multi-family	—	—	—	—	—	3,202	3,202
Total real estate loans	192	484	—	676	1,375	95,744	97,795
CONSUMER
Indirect home improvement	653	300	—	953	295	85,001	86,249
Recreational	128	2	—	130	—	17,838	17,968
Automobile	68	1	—	69	10	2,337	2,416
Home improvement	—	—	—	—	32	619	651
Other	8	11	—	19	—	1,367	1,386
Total consumer loans	857	314	—	1,171	337	107,162	108,670
COMMERCIAL BUSINESS LOANS	—	—	—	—	194	73,271	73,465
Total	$1,049	$798	$—	$1,847	$1,906	$276,177	$279,930

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided:

	At or For the Six Months Ended June 30, 2013
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	45	—	45	—	45	44	—
One-to-four-family	1,302	(170)	1,132	—	1,132	1,109	31
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	166	(72)	94	—	94	94	—
Subtotal loans	1,513	(242)	1,271	—	1,271	1,247	31
WITH AN ALLOWANCE RECORDED
Commercial	3,201	(225)	2,976	(217)	2,759	2,993	46
Construction and development	—	—	—	—	—	—	—
Home equity	45	—	45	(16)	29	45	—
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	61	(3)	58	(6)	52	62	3
Subtotal loans	3,307	(228)	3,079	(239)	2,840	3,100	49
Total	$4,820	$(470)	$4,350	$(239)	$4,111	$4,347	$80

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)
	At or For the Year Ended December 31, 2012
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	111	—	111	—	111	112	3
One-to-four-family	1,295	(170)	1,125	—	1,125	1,172	30
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	241	(111)	130	—	130	172	—
Subtotal loans	1,647	(281)	1,366	—	1,366	1,456	33
WITH AN ALLOWANCE RECORDED
Commercial	950	(167)	783	(39)	744	893	7
Construction and development	—	—	—	—	—	—	—
Home equity	1,625	(38)	1,587	(79)	1,508	1,616	68
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	67	(3)	64	(7)	57	68	5
Subtotal loans	2,642	(208)	2,434	(125)	2,309	2,577	80
Total	$4,289	$(489)	$3,800	$(125)	$3,675	$4,033	$113

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

•	Grade 7 – This grade is for “Other Assets Especially Mentioned (OAEM)” in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

•	Grade 8 – This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.

•	Grade 9 – This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.

•	Grade 10 – This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Federal Deposit Insurance Corporation's Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, recreational, automobile, direct home improvement and other, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded "4" internally. Loans that are past due more than 90 days are classified “Substandard” and risk graded "8" internally. At 120 days past due, homogeneous loans are charged off based on the value of the collateral less cost to sell.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category:

	June 30, 2013
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Total
REAL ESTATE LOANS
Commercial	$28,484	$3,302	$—	$2,976	$—	$34,762
Construction and development	43,177	—	—	—	—	43,177
Home equity	15,241	—	—	115	—	15,356
One-to-four-family	15,234	—	—	1,132	—	16,366
Multi-family	4,145	—	—	—	—	4,145
Total real estate loans	106,281	3,302	—	4,223	—	113,806
CONSUMER
Indirect home improvement	93,811	—	—	247	—	94,058
Recreational	20,520	—	—	—	—	20,520
Automobile	1,485	—	—	—	—	1,485
Home improvement	527	—	—	31	—	558
Other	1,309	—	—	—	—	1,309
Total consumer loans	117,652	—	—	278	—	117,930
COMMERCIAL BUSINESS LOANS	53,150	664	—	152	—	53,966
Total	$277,083	$3,966	$—	$4,653	$—	$285,702

	December 31, 2012
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Total
REAL ESTATE LOANS
Commercial	$29,145	$3,322	$—	$783	$—	$33,250
Construction and development	30,306	—	—	1,587	—	31,893
Home equity	15,226	—	—	248	—	15,474
One-to-four-family	12,851	—	—	1,125	—	13,976
Multi-family	3,202	—	—	—	—	3,202
Total real estate loans	90,730	3,322	—	3,743	—	97,795
CONSUMER
Indirect home improvement	85,954	—	—	295	—	86,249
Recreational	17,968	—	—	—	—	17,968
Automobile	2,406	—	—	10	—	2,416
Home improvement	619	—	—	32	—	651
Other	1,386	—	—	—	—	1,386
Total consumer loans	108,333	—	—	337	—	108,670
COMMERCIAL BUSINESS LOANS	72,596	—	675	194	—	73,465
Total	$271,659	$3,322	$675	$4,274	$—	$279,930

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

 Troubled Debt Restructured Loans

The Company had five and three troubled debt restructured ("TDR") loans still on accrual and included in impaired loans at June 30, 2013 and at December 31, 2012, respectively. In addition, at June 30, 2013 and December 31, 2012 the Company had two and three loans on non-accrual of $807,000 and $892,000, respectively. The two non-accrual loans at June 30, 2013 consisted of one commercial real estate loan and one home equity loan. The Company had no commitments to lend additional funds on these restructured loans.

A summary of TDR loans at the dates indicated is as follows:

	June 30,	December 31,
	2013	2012
Troubled debt restructured loans still on accrual	$2,360	$2,368
Troubled debt restructured loans on non-accrual	807	892
Total troubled debt restructured loans	$3,167	$3,260

The following table presents loans that became TDRs during the six months ended June 30, 2013:

	At or For the Six Months Ended June 30, 2013
	Number of Contracts	Recorded Investment	Increase in the Allowance	Charge-offs to the Allowance

Commercial Business Loans	1	$35	$—	$35
Total	1	$35	$—	$35

During the three month period ended June 30, 2013 and June 30, 2012, the Company restructured no loans and one commercial business loan of $70,000 considered to be troubled debt restructured, respectively. No other TDRs that were modified in the previous 12 months subsequently defaulted in the reporting period.

During the six month period ended June 30, 2013, the Company restructured one loan of $35,000 considered to be troubled debt restructured which subsequently defaulted and was fully charged off during the same period. For the six month period ended June 30, 2012, the Company restructured one commercial business loan of $70,000 considered to be troubled debt restructured. No other TDRs that were modified in the previous 12 months subsequently defaulted in the reporting period.

The recorded investments in the table above are period end balances that are inclusive of all partial pay-downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by the period end are not included.

TDRs in the tables above were the result of interest rate modifications and extended payment terms. The Company has not forgiven any principal on the above loans.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $199.6 million and $130.5 million at June 30, 2013 and December 31, 2012, respectively. The fair market value of the mortgage servicing rights’ asset at June 30, 2013 and December 31, 2012 was $2.0 million and $1.1 million, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market based assumptions associated with mortgage prepayment speeds and changes in interest rates.

The following table summarizes mortgage servicing rights activity for the three and six months ended June 30, 2013 and 2012:

	At or For the Three Months Ended June 30,
	2013	2012
Beginning balance	$1,404	$246
Additions	494	203
Mortgage servicing rights amortized	(91)	(26)
(Impairment) recovery of loss on mortgage servicing rights	(22)	2
Ending balance	$1,785	$425
	At or For the Six Months Ended June 30,
	2013	2012
Beginning balance	$1,064	$200
Additions	790	269
Mortgage servicing rights amortized	(169)	(47)
Recovery of loss on mortgage servicing rights	100	3
Ending balance	$1,785	$425

NOTE 5 - DERIVATIVES

The Company regularly enters into commitments to originate and sell loans held for sale. Such commitments are considered derivatives but have not been designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income. The Company recognizes all derivative instruments as either other assets or other liabilities on the consolidated balance sheet and measures those instruments at fair value.

As of June 30, 2013, the Company had fallout adjusted interest rate lock commitments with customers of $22.0 million, with a fair value of $128,000. The Company also had mandatory and best effort forward commitments with investors with a notional balance of $11.3 million, and a fair market value of $767,000, included in other assets.

The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Company enters into contracts to sell forward To-Be-Announced ("TBA") mortgage-backed securities. These contracts are considered derivatives but have not been designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVES (Continued)

value of the derivatives reported in noninterest income. These instruments are measured at fair value and are recognized as either other assets or other liabilities on the consolidated balance sheet.

The Company had forward TBA mortgage-backed securities of $19.5 million at June 30, 2013, with a fair value of $376,000. The Company also had TBA mortgage-backed securities forward sales that had been paired off with investors of $22.0 million, with the fair value of these pair off commitments of $753,000 at June 30, 2013 included in other assets.

Derivatives were considered to be immaterial for the year ended December 31, 2012.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$1,956	$2,789	$2,127	$4,589
Additions	36	921	36	921
Fair value write-downs	(117)	(216)	(195)	(594)
Disposition of assets	(70)	(544)	(163)	(1,966)
Ending balance	$1,805	$2,950	$1,805	$2,950

At June 30, 2013, OREO consisted of four properties located in Washington, with balances ranging from $36,000 to $892,000. For the three months ended June 30, 2013 and 2012, the Company recorded no net loss, and for the six months ended June 30, 2013 and 2012, the Company recorded none and $52,000 net loss, respectively, on disposals of OREO. Holding costs associated with OREO were $16,000 and $64,000, for the three months ended June 30, 2013 and 2012, and $38,000 and $98,000, for the six months ended June 30, 2013 and 2012, respectively.

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Interest-bearing checking	$23,288	$24,348
Noninterest-bearing checking	37,105	34,165
Savings	14,744	11,812
Money market	117,706	114,246
Certificates of deposits of less than $100,000(1)	41,806	40,119
Certificates of deposits of $100,000 through $250,000	43,286	43,810
Certificates of deposits of more than $250,000	22,978	20,449
Total	$300,913	$288,949

(1): Includes $16.9 million and $13.9 million of brokered deposits as of June 30, 2013 and December 31, 2012, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (Continued)

Scheduled maturities of time deposits for future periods ending were as follows:

As of June 30,
2013
2013	$23,464
2014	33,751
2015	34,212
2016	8,399
2017	4,907
Thereafter	3,337
Total	$108,070

The Bank pledged two securities held at the Federal Home Loan Bank ("FHLB") of Seattle with a fair value of $1.2 million to secure Washington State public deposits of $1.9 million with a collateral requirement of $117,000, at June 30, 2013.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances at June 30, 2013 and December 31, 2012 were $1.3 million and $1.3 million, respectively and were in compliance with FRB regulations.

Interest expense by deposit category for the three and six months ended June 30, 2013 and 2012 was as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012
Interest-bearing checking	$8	$13	$16	$30
Savings and money market	124	146	258	310
Certificates of deposit	332	410	662	832
Total	$464	$569	$936	$1,172

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $1.2 million during the six months ended June 30, 2013. There was no provision for federal income tax expense during the six months ended June 30, 2012 as the Company had concluded at that time that a full valuation allowance against its deferred tax asset of $2.9 million was required. A valuation allowance must be used to reduce deferred tax assets if it is “more likely than not” that some portion of, or all of the deferred tax assets will not be realized. During the second half of 2012, the valuation allowance on deferred tax assets of $3.2 million was entirely reversed.
At June 30, 2013, the Company had net operating loss carryforwards of approximately $2.3 million, which begin to expire in 2028. The Company files a consolidated U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2009 and later. At June 30, 2013, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at June 30, 2013, the Company had recognized no interest and penalties.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (Continued)

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

A summary of the Company’s commitments at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$21,882	$27,347
One-to-four-family	31,036	19,313
Home equity	11,692	11,928
Commercial/Multi-family	538	3,241
Total real estate loans	65,148	61,829
CONSUMER LOANS
Indirect home improvement	433	568
Other	6,255	6,225
Total consumer loans	6,688	6,793
COMMERCIAL BUSINESS LOANS	47,803	41,025
Total commitments to extend credit	$119,639	$109,647

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $44,000 and $49,000 as of June 30, 2013 and December 31, 2012, respectively. One-to-four-family commitments listed above are accounted for as fair value derivatives and do not carry an associated loss reserve.

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
In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a $128,000 reserve to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market.
In December 2012, the Company sold a portion of the consumer loan portfolio with an unpaid principal balance of approximately $12.6 million. Under the terms of this sale, the Company had recourse for loans that default before June 12, 2013 and had recorded a reserve of $67,000 for potential defaults. As of June 30, 2013, the Company had satisfied its obligation according to the purchase agreement without utilizing any of the recourse reserve and accordingly, the full reserve was reversed in the second quarter of 2013 and reported in operations within noninterest expense.
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

As of June 30, 2013 and December 31, 2012, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. At June 30, 2013, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 13.1%, 15.7%, and 16.9%, respectively.

The Bank’s actual capital amounts and ratios at June 30, 2013 and December 31, 2012 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Risk-Based Capital
(to Risk-weighted Assets)	$53,563	16.91%	$25,333	8.00%	$31,666	10.00%
Tier 1 Risk-Based Capital
(to Risk-weighted Assets)	$49,586	15.66%	$12,667	4.00%	$19,000	6.00%
Tier 1 Leverage Capital
(to Average Assets)	$49,586	13.11%	$15,131	4.00%	$18,914	5.00%

As of December 31, 2012
Total Risk-Based Capital
(to Risk-weighted Assets)	$50,591	16.00%	$25,294	8.00%	$31,617	10.00%
Tier 1 Risk-Based Capital
(to Risk-weighted Assets)	$46,627	14.75%	$12,647	4.00%	$18,970	6.00%
Tier 1 Leverage Capital
(to Average Assets)	$46,627	13.26%	$14,066	4.00%	$17,583	5.00%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - REGULATORY CAPITAL (Continued)

Regulatory capital levels reported above differ from the Company's total equity, computed in accordance with U.S. GAAP.

	Company		Bank
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Equity	$61,079	$59,897	$48,977	$47,836
Unrealized loss (gain) on securities available-for-sale	609	(597)	609	(597)
Disallowed deferred tax assets	—	(506)	—	(506)
Disallowed servicing assets	—	(106)	—	(106)
Total Tier 1 capital	61,688	58,688	49,586	46,627
Allowance for loan and lease losses for regulatory capital purposes	3,977	3,964	3,977	3,964
Total risk-based capital	$65,665	$62,652	$53,563	$50,591

The Company exceeded all regulatory capital requirements as of June 30, 2013. The regulatory capital ratios calculated for the Company as of June 30, 2013 were 16.3% for Tier 1 Leverage-Based Capital, 19.5% for Tier 1 Risk-Based Capital and 20.7% for Total Risk-Based Capital.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. TBA mortgage-backed securities are fair valued on similar contracts in active markets (Level 2) while locks and forwards with customers and investors are valued using a similar contracts in the market and changes in the market interest rates (Level 3).

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

Mortgage Servicing Rights - The fair value of the mortgage servicing rights are estimated using net present value of expected cash flows using a third party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information, where appropriate (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
June 30, 2013
Federal agency securities	$—	$11,037	$—	$11,037
Municipal bonds	—	9,036	—	9,036
Corporate securities	—	3,470	—	3,470
Mortgage-backed securities	—	20,643	—	20,643
Total	$—	$44,186	$—	$44,186

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2012
Federal agency securities	$—	$12,552	$—	$12,552
Municipal bonds	—	9,060	—	9,060
Corporate securities	—	2,488	—	2,488
Mortgage-backed securities	—	19,213	—	19,213
Total	$—	$43,313	$—	$43,313

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables present the fair value of interest rate lock commitments with customers, forward sale commitments with investors and paired off commitments with investors measured at their fair value on a recurring basis at June 30, 2013 and December 31, 2012.

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
June 30, 2013	$—	$—	$128	$128
December 31, 2012	$—	$—	$45	$45

	Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2013	$—	$376	$767	$1,143
December 31, 2012	$—	$—	$48	$48

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2013	$—	$753	$—	$753
December 31, 2012	$—	$—	$—	$—

The following table presents the impaired loans measured at fair value on a nonrecurring basis and the total valuation allowance or charge-offs on these loans, which represents fair value adjustments for the six months ended June 30, 2013 and the year ended December 31, 2012.

	Impaired Loans
	Level 1	Level 2	Level 3	Total	Total Impairment
June 30, 2013	$—	$—	$4,350	$4,350	$(239)
December 31, 2012	$—	$—	$3,800	$3,800	$(125)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents OREO measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, and the total losses on these assets, which represents fair value adjustments and other losses for the six months ended June 30, 2013 and the year ended December 31, 2012.

	OREO
	Level 1	Level 2	Level 3	Total	Total Impairment
June 30, 2013	$—	$—	$1,805	$1,805	$(195)
December 31, 2012	$—	$—	$2,127	$2,127	$(812)

The following table presents mortgage servicing rights measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, and the total (recoveries)/losses on these assets, which represents fair value adjustments and other (recoveries)/losses for the six months ended June 30, 2013 and the year ended December 31, 2012.

	Mortgage Servicing Rights
	Level 1	Level 2	Level 3	Total	Total Impairment/ (Recovery)
June 30, 2013	$—	$—	$2,047	$2,047	$(100)
December 31, 2012	$—	$—	$1,064	$1,064	$112

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at June 30, 2013 is shown in the following table.

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average Rate

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	93.91%
Forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	93.91%

NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10%	5.49%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	9% - 19%	12.89%
Mortgage servicing rights	Discounted cash flow	Weighted average prepayment speed	7.5% - 10.5%	7.50%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Values of Financial Instruments – The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

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

Loans Receivable, Net – For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers or similar credit quality (Level 3).

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	June 30,		December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$16,413	$16,413	$9,413	$9,413
Level 2 inputs:
Securities available-for-sale	44,186	44,186	43,313	43,313
Loans held for sale	13,146	13,146	8,870	8,870
Federal Home Loan Bank stock	1,733	1,733	1,765	1,765
Accrued interest receivable	1,292	1,292	1,223	1,223
Forward sale commitments with investors	376	376	—	—
Paired off commitments with investors	753	753	—	—
Level 3 inputs:
Loans receivable, net	280,411	312,523	274,949	306,695
Mortgage servicing rights	1,785	2,047	1,064	1,064
Fair value interest rate locks with customers	318	318	79	79
Forward sale commitments with investors	773	773	54	54
Financial Liabilities
Level 2 inputs:
Deposits	300,913	315,500	288,949	304,257
Borrowings	13,664	13,732	6,840	7,059
Accrued interest payable	18	18	12	12
Level 3 inputs:
Fair value interest rate locks with customers	190	190	34	34
Forward sale commitments with investors	6	6	6	6

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFITS (Continued)

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2012, the ESOP paid the first annual installment of principal in the amount of $267,000, plus accrued interest of $28,000 pursuant to the ESOP loan. No payment of principal or interest was made during the six months ended June 30, 2013.

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

Compensation expense related to the ESOP for the six months ended June 30, 2013 and June 30, 2012 was $217,000 and none, respectively.

Shares held by the ESOP as of June 30, 2013 were as follows:

Balances
Allocated shares	25,921
Committed to be released shares	12,960
Unallocated shares	220,329
Total ESOP shares	259,210

Fair value of unallocated shares (in thousands)	$3,699

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012.

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Numerator:
Net Income (in thousands)	$1,086	$621	$2,321	$898

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	3,019,797	n/a(1)	3,019,797	n/a(1)

Denominator for diluted earnings per share- weighted average common shares outstanding	3,019,797	n/a(1)	3,019,797	n/a(1)
Basic earnings per share	$0.36	n/a(1)	$0.77	n/a(1)

Diluted earnings per share	$0.36	n/a(1)	$0.77	n/a(1)

(1) Earnings per share and share calculations are not available (n/a) as the Company completed its stock conversion and became a public company on July 9, 2012.
The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares, committed to be released shares are included as outstanding shares. There were 220,329 shares in the ESOP that were not committed to be released as of June 30, 2013.

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

Overview
FS Bancorp, Inc. and its subsidiary bank, 1st Security Bank of Washington have been serving the Puget Sound area since 1936. Originally chartered as a credit union, previously known as Washington's Credit Union, the credit union served various select employment groups. On April 1, 2004, the credit union converted to a Washington state-chartered mutual savings bank. On July 9, 2012, the Bank converted from mutual to stock ownership and became the wholly owned subsidiary of FS Bancorp, Inc.

The Company is relationship-driven delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens our relationships within these markets.

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. As of June 30, 2013, consumer loans represented 41.3% of the Company's total portfolio, up from 38.8% at December 31, 2012 due to growth in the indirect home improvement channel, with indirect home improvement loans representing 79.8% of the total consumer loan portfolio.

Indirect home improvement lending is reliant on the Bank’s relationships with home improvement contractors and dealers. The Bank has funded 1,044 loans during the quarter ended June 30, 2013 using the indirect home improvement contractor/dealer network located throughout Washington, Oregon and California with four contractors/dealers responsible for a majority or 56.3% of this loan volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since inception has originated $10.3 million. During the three months ended June 30, 2013, the Company originated $3.8 million of consumer loans. As of June 30, 2013, the Company had $8.6 million of consumer indirect loans outstanding. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans in California. As of June 30, 2013, the limit would be $23.6 million.

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

Fair Value Accounting and Measurement. Fair value measurements are used to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. The Notes to the Consolidated Financial Statements include information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition. Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value. For more information regarding fair value accounting, please refer to Note 12 in the Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of loans. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, the value of the servicing right is estimated and capitalized. Fair value is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Income Taxes. Income taxes are reflected in the Company's consolidated financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes. Accounting Standards Codification, ASC 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities. They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting. The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period. In formulating the deferred tax asset, the Company is required to estimate the income and taxes in the jurisdiction in which it operates. This process involves estimating actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.

Deferred tax assets are attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As of June 30, 2013, and December 31, 2012, the Company had net deferred tax assets of $1.3 million and $1.9 million, respectively and determined that no valuation allowance was required.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Assets. Total assets increased $19.9 million, or 5.5%, to $378.9 million at June 30, 2013 from $359.0 million at December 31, 2012, primarily as a result of a $7.0 million, or 74.4% increase in cash and interest-bearing deposits at other financial institutions, a $5.5 million or 2.0% increase in net loans receivable, a $4.3 million, or 48.2% increase in loans held for sale, and a $2.2 million, or 79.9% increase in other assets.

Net loans receivable increased $5.5 million, or 2.0%, to $280.4 million at June 30, 2013 from $274.9 million at December 31, 2012. Real estate secured loans increased $16.0 million, or 16.4% to $113.8 million at June 30, 2013 from $97.8 million at December 31, 2012, primarily as a result of a $11.3 million, or 35.4%, increase in residential construction and development loans, a $2.4 million, or 17.1% increase in one-to-four-family loans, a $1.5 million, or 4.6% increase in commercial real estate loans, and a $943,000, or 29.5% increase in multi-family loans. Consumer loans increased $9.2 million, or 8.5%, to $117.9 million at June 30, 2013 from $108.7 million at December 31, 2012, as a result of a $7.8 million, or 9.1%, increase in indirect home improvement loans, and a $2.6 million, or 14.2% increase in recreational loans partially offset by a $931,000, or 38.5%, decrease in automobile loans. Commercial business loans decreased $19.5 million, or 26.5%, to $54.0 million at June 30, 2013 from $73.5 million at December 31, 2012. The period over period decrease in commercial business loans reflects the lower usage of warehouse lending lines with the rise in mortgage interest rates and the planned runoff off two larger participations in the Shared National Credit Program totaling $5.7 million. The utilization of warehouse lending lines as well as the Company's ability to generate loans held for sale may be adversely affected by the recent rise in mortgage interest rates, which may result in a decrease in refinancing activity driving increased home lending operations.

Loans held for sale increased $4.3 million to $13.1 million at June 30, 2013 from $8.9 million at December 31, 2012. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes and to generate noninterest income. During the quarter ended June 30, 2013, the Company sold $89.9 million of one-to-four-family mortgage loans compared to $41.2 million for the preceding quarter and $24.0 million for the same quarter one year ago. The Company also held $2.7 million in consumer loans and $529,000 in commercial real estate loans expected to be sold during the third quarter of 2013 that are included in held for sale balances.

The allowance for loan losses at June 30, 2013 was $5.3 million, or 1.9% of gross loans receivable, compared to $4.7 million, or 1.7% of gross loans receivable, at December 31, 2012. Non-performing loans, consisting of non-accruing loans, increased to $2.3 million at June 30, 2013 from $1.9 million at December 31, 2012. At June 30, 2013, non-performing loans consisted of $1.4 million of commercial real estate loans, $360,000 of one-to-four-family loans, $115,000 of home equity loans, $278,000 of consumer loans, and $94,000 of commercial business loans. Non-performing loans to total gross loans increased to 0.8% at June 30, 2013 from 0.7% at December 31, 2012. OREO totaled $1.8 million at June 30, 2013, compared to $2.1 million at December 31, 2012. The $322,000 or 15.1% reduction in OREO reflects the sale of $163,000 in OREO properties and write-downs to fair value of $195,000 during the period ended June 30, 2013. At June 30, 2013, the Company also had $3.2 million in TDRs of which $2.4 million were performing in accordance with their modified payment terms and $807,000 were on non-accrual.

A summary of non-performing assets as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Non-performing assets-
Non-accrual loans	$2,294	$1,906
Other real estate owned	1,805	2,127
Other assets	68	31
Total non-performing assets	$4,167	$4,064

Liabilities. Total liabilities increased $18.7 million, or 6.2%, to $317.8 million at June 30, 2013, from $299.1 million at December 31, 2012. Deposits increased $12.0 million, or 4.1%, to $300.9 million at June 30, 2013 from $288.9 million at December 31, 2012. The increase in deposits was due to a $6.4 million, or 5.1%, increase in money market and savings accounts, a $3.7 million, or 3.5%, increase in time deposits including brokered deposits, and a $2.9 million, or 8.6% increase in noninterest-bearing checking accounts partially offset by a $1.1 million, or 4.4%, decrease in interest-bearing checking accounts. The Company continues its focus on relationship deposit growth with new and existing customers.
Total borrowings, which consisted of FHLB advances, increased $6.8 million, or 99.8%, to $13.7 million at June 30, 2013 from $6.8 million at December 31, 2012 with the majority of this increase in long-term borrowings of over three years. The increase in long-term borrowings is part of the Company's interest rate risk management strategy.

Stockholders' Equity. Total stockholders' equity increased $1.2 million, or 2.0%, to $61.1 million at June 30, 2013 from $59.9 million at December 31, 2012. The increase in stockholders' equity was predominantly a result of net income of $2.3 million offset by a decline of $1.2 million in accumulated other comprehensive income, which includes the unrealized loss on securities available-for-sale, net of tax, and a dividend payment of $150,000. Bond prices in the second quarter of 2013 declined as a result of the rise in long-term interest rates which is reflected in the unrealized loss associated with securities available-for-sale. Book value per common share was $20.23 at June 30, 2013 compared to $19.92 at December 31, 2012.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

General. Net income for the three months ended June 30, 2013 was $1.1 million compared to net income of $621,000 for the three months ended June 30, 2012. The increase in net income was primarily attributable to a $1.8 million, or 161.2%, increase in noninterest income and a $1.0 million, or 26.5%, increase in net interest income partially offset by a $1.8 million, or 45.8% increase in noninterest expense and a $566,000, or 100.0% increase in the provision for income taxes. The increase in noninterest income was primarily the result of $1.8 million in gains on sale of loans from the Company's residential home lending operations. The increase in noninterest expense was primarily related to $1.6 million of expenses associated with expanding our lending channels.

Net income for the six months ended June 30, 2013 was $2.3 million compared to net income of $898,000 for the six months ended June 30, 2012. The increase in net income was primarily attributable to a $3.3 million, or 181.5%, increase in noninterest income and a $2.0 million, or 27.1%, increase in net interest income partially offset by a $2.6 million, or 35.7% increase in noninterest expense and a $1.2 million, or 100.0% increase in the provision for income taxes. The increase in noninterest income was primarily the result of $3.2 million in gains on sale of loans from the Company's residential home lending operations. The increase in noninterest expense was primarily related to $2.7 million of expenses associated with expanding the Company's loan origination platforms through additional personnel and adding to our indirect home improvement dealer network.

Net Interest Income. Net interest income increased $1.0 million, or 26.5%, to $4.9 million for the three months ended June 30, 2013, from $3.9 million for the three months ended June 30, 2012. The increase in net interest income was attributable to a $932,000 increase in interest income resulting from an increase in the average balance of the loan portfolio as well as a shift of funds throughout the period from lower yielding cash and cash equivalents to higher yielding investment securities and loans, and a $101,000 decrease in interest expense, primarily due to a reduction of the overall cost of funds.

Net interest income increased $2.1 million, or 27.1%, to $9.6 million for the six months ended June 30, 2013, from $7.5 million for the six months ended June 30, 2012. The increase in net interest income was attributable to a $1.8 million increase in interest income resulting from an increase in the average balance of the loan portfolio as well as a shift of funds throughout the period from lower yielding cash and cash equivalents to higher yielding investment securities and loans, and a $239,000 decrease in interest expense, primarily due to a reduction of the cost of funds.

The net interest margin increased four basis points to 5.46% for the six months ended June 30, 2013, from 5.42% for the same period of the prior year, primarily due to a shift in funds during the period from lower yielding cash and cash equivalents into higher yielding investment securities and loans and a lower level of non-performing loans, coupled with a 26 basis point decline in the cost of funds.

Interest Income. Interest income for the three months ended June 30, 2013 increased $932,000, or 20.7%, to $5.4 million, from $4.5 million for the three months ended June 30, 2012. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $301.5 million for the three months ended June 30, 2013 compared to $236.7 million for the three months ended June 30, 2012, as well as a shift of funds during the period from lower yielding cash and cash equivalents to higher yielding investment securities and loans during the three months ended June 30, 2013 compared to the same period last year.

Interest income for the six months ended June 30, 2013 increased $1.8 million, or 20.5%, to $10.6 million, from $8.8 million for the six months ended June 30, 2012. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $291.3 million for the six months ended June 30, 2013 compared to $231.0 million for the six months ended June 30, 2012, as well as a shift of funds during the period from lower yielding cash and cash equivalents to higher yielding investment securities/loans during the six months ended June 30, 2013 compared to the same period last year.

Interest Expense. Interest expense decreased $101,000, or 16.5%, to $512,000 for the three months ended June 30, 2013, from $613,000 for the same period of the prior year. As a result of general decline in market rates, the average cost of funds for total interest-bearing liabilities decreased 22 basis points to 0.75% for the three months ended June 30, 2013, compared to 0.97% for the three months ended June 30, 2012. The decrease was due to a decline in rates paid on certificates of deposit, and a higher average balance in money market accounts which carry a lower cost of funds. The average balance of total interest-bearing liabilities increased $21.4 million, or 8.4%, to $275.2 million for the six months ended June 30, 2013, from $253.8 million for the six months ended June 30, 2012.

Interest expense decreased $239,000, or 18.9%, to $1.0 million for the six months ended June 30, 2013, from $1.3 million for the same period of the prior year. As a result of general decline in market rates, the average cost of funds for total interest-bearing liabilities decreased 26 basis points to 0.76% for the six months ended June 30, 2013, compared to 1.02% for the six months ended June 30, 2012. The decrease was due to a decline in rates paid on certificates of deposit, and a higher average balance in money market accounts which carry a lower cost of funds. The average balance of total interest-bearing liabilities increased $24.8 million, or 10.0%, to $271.8 million for the quarter ended June 30, 2013, from $247.0 million for the quarter ended June 30, 2012.

Provision for Loan Losses.  The provision for loan losses was $600,000 for the three months ended June 30, 2013, compared to $550,000 for the three months ended June 30 2012. The $50,000 increase in the provision during the current quarter over the comparable quarter last year primarily relates to higher loan balances and an increase in the origination of construction and development and consumer loans during the three months ended June 30, 2013. New lending categories are allocated a higher reserve until historical performance by the borrower can be documented. Over time, the provision per category is expected to reduce assuming consistent borrower performance in line with current performance.

The provision for loan losses was $1.2 million for the six months ended June 30, 2013, compared to $1.1 million for the six months ended June 30 2012. The $135,000 increase in the provision primarily relates to higher loan balances and an increase in the origination of construction and development and consumer loans during the six months ended June 30, 2013. Non-performing loans were $2.3 million or 0.8% of total loans at June 30, 2013, compared to $1.7 million, or 0.7% of total loans at June 30, 2012. During the six months ended June 30, 2013, net charge-offs totaled $622,000 compared to $1.1 million during the six months ended June 30, 2012.

Noninterest Income. Noninterest income increased $1.8 million, or 161.2%, to $2.9 million for the three months ended June 30, 2013, from $1.1 million for the three months ended June 30, 2012. The increase during the period was primarily attributable to $1.8 million in gains associated with the sale of mortgage loans in the secondary market as part of the home lending initiative.

Noninterest income increased $3.4 million, or 181.5%, to $5.2 million for the six months ended June 30, 2013, from $1.8 million for the six months ended June 30, 2012. The increase during the period was primarily due to $3.2 million in gains associated with the sale of mortgage loans in the secondary market as part of the home lending initiative.

Noninterest Expense. Noninterest expense increased $1.8 million or 45.8% to $5.6 million for the three months ended June 30, 2013, from $3.8 million for the three months ended June 30, 2012. Changes in noninterest expense included a $1.3 million, or 68.2%, increase in salaries and benefit costs primarily as a result of variable commission based expenses of $950,000 related to increases in loan volume, a $167,000 or 100.6% increase in legal fees associated with public company reporting obligations, a $147,000, or 74.2% increase in loan costs associated with increased lending activities, a $135,000 or 21.6% increase in cost of operations, and a $91,000 or 135.8% increase in marketing and advertising fees, partially offset by a $99,000 decrease in write-downs of other real estate owned to fair value.

Noninterest expense increased $2.7 million or 35.7% to $10.1 million for the six months ended June 30, 2013, from $7.4 million for the six months ended June 30, 2012. Changes in noninterest expense included a $2.1 million, or 57.6%, increase in salaries and benefit costs primarily as a result of variable commission based expenses of $1.4 million related to increases in loan volume, a $386,000 or 34.1% increase in cost of operations, a $308,000, or 91.4% increase in loan costs associated with increased lending activities, a $260,000, or 85.8% increase in professional and board fees, and a $123,000, or 102.5% increase in marketing and advertising fees, partially offset by a $451,000 decrease in write-downs of other real estate owned to fair value.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 71.3% for the three months ended June 30, 2013 compared to 76.6% for the three months ended June 30, 2012 and was 68.1% for the six months ended June 30, 2013 compared to 79.1% for the six months ended June 30, 2012 primarily as a result of the increase in noninterest income.

Provision for Income Tax. For the six months ended June 30, 2013, the Company recorded a provision for income tax expense of $1.2 million on pre-tax income as compared to none for the six months ended June 30, 2012. The effective tax rates for the periods ended June 30, 2013 and 2012 were 33.6% and 0.0%, respectively. The effective tax rate in the quarter ended June 30, 2012 was zero as the Company had a full valuation allowance on deferred tax assets at that date. In the third quarter of 2012, after the initial public offering, the valuation allowance on deferred tax assets was reversed.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, sale of securities available-for-sale, cash flows from loan payments and maturing securities.

As of June 30, 2013, the Bank's total borrowing capacity was $38.4 million with the FHLB of Seattle, with unused borrowing capacity of $24.7 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. As of June 30, 2013, the Bank held approximately $52.0 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Seattle, the Bank maintained a short-term borrowing line with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank"), with a current limit of $74.5 million at June 30, 2013, and a $6.0 million unsecured, variable rate, overnight short-term borrowing line with Pacific Coast Bankers' Bank. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. As of June 30, 2013, the Bank held approximately $113.5 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

As of June 30, 2013, $13.7 million in FHLB advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit or Pacific Coast Bankers' Bank line of credit. The Bank's Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $62.6 million as of June 30, 2013. Total brokered deposits as of June 30, 2013 were $16.9 million.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2013, the approved outstanding loan commitments, including unused lines of credit, amounted to $119.6 million. Certificates of deposit scheduled to mature in six months or less at June 30, 2013, totaled $23.5 million. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank. For additional information see the Consolidated Statements of Cash Flows in Part I. Item 1 of this report.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at June 30, 2013, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at June 30, 2013, the Bank was considered to be "well capitalized". At June 30, 2013, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 13.1%, 15.7%, and 16.9%, respectively. For additional information regarding the Bank's regulatory capital compliance, see the discussion included in Note 11 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

The Company exceeded all regulatory capital requirements as of June 30, 2013. The estimated regulatory capital ratios calculated for the Company as of June 30, 2013 were 16.3% for Tier 1 Leverage-Based Capital, 19.5% for Tier 1 Risk- Based Capital and 20.7% for Total Risk-Based Capital.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2013, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.

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

FS BANCORP, INC.

Date: August 14, 2013	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: August 14, 2013	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)