Form 10-Q
period 2013-09-30
FS Bancorp, Inc.
filed 2013-11-12
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013    OR

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 2013, there were 3,240,125 outstanding shares of the registrant's common stock.

FS Bancorp, Inc.
Form 10-Q

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	2

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders' Equity as of September 30, 2013 and 2012 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	6

	Notes to Consolidated Financial Statements	7 - 36

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37 - 46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46 - 47

PART II	OTHER INFORMATION	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47 - 48

SIGNATURES		49
As used in this report, the terms "we," "our," and "us," and "Company" refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to "Bank" in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data) (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$2,017	$4,003
Interest-bearing deposits at other financial institutions	25,323	5,410
Securities available-for-sale, at fair value	47,131	43,313
Federal Home Loan Bank stock, at cost	1,717	1,765
Loans held for sale, at fair value	8,389	8,870
Loans receivable, net	283,794	274,949
Accrued interest receivable	1,333	1,223
Premises and equipment, net	13,705	12,663
Other real estate owned ("OREO")	2,259	2,127
Deferred tax asset	752	1,927
Bank owned life insurance ("BOLI")	6,038	—
Other assets	3,608	2,780
TOTAL ASSETS	$396,066	$359,030

LIABILITIES
Deposits
Interest-bearing accounts	$274,289	$254,784
Noninterest-bearing accounts	42,579	34,165
Total deposits	316,868	288,949
Borrowings	13,664	6,840
Other liabilities	3,300	3,344
Total liabilities	333,832	299,133
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,240,125 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	32	32
Additional paid-in capital	30,029	29,894
Retained earnings	34,828	31,746
Accumulated other comprehensive income (loss)	(481)	597
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(2,174)	(2,372)
Total stockholders' equity	62,234	59,897
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$396,066	$359,030

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans receivable	$5,365	$4,647	$15,536	$13,121
Interest and dividends on investment securities and cash and cash equivalents	232	193	672	521
Total interest income	5,597	4,840	16,208	13,642
INTEREST EXPENSE
Deposits	502	543	1,438	1,715
Borrowings	56	28	142	117
Total interest expense	558	571	1,580	1,832
NET INTEREST INCOME	5,039	4,269	14,628	11,810
PROVISION FOR LOAN LOSSES	520	630	1,720	1,695
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,519	3,639	12,908	10,115
NONINTEREST INCOME
Service charges and fee income	473	499	1,420	1,494
Gain on sale of loans	1,537	915	5,316	1,466
Gain on sale of investment securities	—	—	264	106
Other noninterest income	153	65	357	258
Total noninterest income	2,163	1,479	7,357	3,324
NONINTEREST EXPENSE
Salaries and benefits	2,578	2,162	8,190	5,723
Operations	752	630	2,268	1,761
Occupancy	372	286	1,074	889
Data processing	285	254	817	762
OREO fair value write-downs, net of loss on sales	151	82	347	728
OREO expenses	41	57	79	155
Loan costs	362	213	1,007	550
Professional and board fees	331	178	894	481
FDIC insurance	62	66	186	185
Marketing and advertising	107	80	350	200
Impairment (recovery) of loss on servicing rights	(2)	108	(102)	105
Total noninterest expense	5,039	4,116	15,110	11,539
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAX	1,643	1,002	5,155	1,900
PROVISION (BENEFIT) FOR INCOME TAX	581	(2,323)	1,772	(2,323)
NET INCOME	$1,062	$3,325	$3,383	$4,223
Basic earnings per share	$0.35	$1.03	$1.12	n/a (1)
Diluted earnings per share	$0.35	$1.03	$1.12	n/a (1)

(1): Earnings per share calculations are not available (n/a) as the Company completed its stock conversion and became a public company on July 9, 2012.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$1,062	$3,325	$3,383	$4,223
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) arising during period	193	521	(1,063)	864
Reclassification adjustment for realized gains included in net income	—	—	(264)	(106)
Income tax benefit (provision) related to realized and unrealized gain (loss)	(65)	365	249	365
Other comprehensive gain (loss), net of tax	128	886	(1,078)	1,123
COMPREHENSIVE INCOME	$1,190	$4,211	$2,305	$5,346

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data) (Unaudited)

	Common Stock		Additional		Accumulated Other	Unearned
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	ESOP Shares	Total Equity
BALANCE, January 1, 2012	—	$—	$—	$26,451	$316	$—	$26,767
Net income	—	—	—	4,223	—	—	4,223
Other comprehensive income	—	—	—	—	1,123	—	1,123
Proceeds from public offering, net of expenses	3,240,125	32	29,863	—	—	—	29,895
Unearned employee stock ownership plan shares	—	—	—	—	—	(2,636)	(2,636)
BALANCE, September 30, 2012	3,240,125	$32	$29,863	$30,674	$1,439	$(2,636)	$59,372

BALANCE, January 1, 2013	3,240,125	$32	$29,894	$31,746	$597	$(2,372)	$59,897
Net income	—	—	—	3,383	—	—	3,383
Dividends paid ($0.10 per share)	—	—	—	(301)	—	—	(301)
Other comprehensive loss, net of tax	—	—	—	—	(1,078)	—	(1,078)
ESOP shares allocated	—	—	135	—	—	198	333
BALANCE, September 30, 2013	3,240,125	$32	$30,029	$34,828	$(481)	$(2,174)	$62,234

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,383	$4,223
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,720	1,695
Depreciation, amortization and accretion	1,286	688
ESOP compensation expense for allocated shares	333	—
Provision for deferred income taxes	1,512	307
Valuation allowance on deferred income taxes	—	(2,630)
Increase in cash surrender value of BOLI	(38)	—
Gain on sale of loans held for sale	(4,933)	(1,466)
Gain on sale of portfolio loans	(383)	—
Origination of loans held for sale	(193,123)	(78,901)
Proceeds from sale of loans held for sale	197,396	71,260
Gain on sale of investment securities	(264)	(106)
Loss on sale of OREO	—	35
Impairment (recovery) of loss on servicing rights	(102)	105
Impairment loss on other real estate owned	347	693
Changes in operating assets and liabilities
Accrued interest receivable	(110)	(263)
Other assets	213	216
Other liabilities	34	1,209
Net cash from (used by) operating activities	7,271	(2,935)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	8,786	—
Maturities, prepayments, and calls	3,971	11,572
Purchases	(18,223)	(22,587)
Loan originations and principal collections, net	(18,964)	(44,624)
Proceeds from sale of portfolio loans	8,195	—
Proceeds from sale of OREO	163	2,496
Purchase bank owned life insurance	(6,000)	—
Purchase of premises and equipment	(1,714)	(3,201)
Net cash used by investing activities	(23,786)	(56,344)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,919	28,406
Proceeds from borrowings	101,454	13,000
Repayments of borrowings	(94,630)	(17,800)
Dividends paid	(301)	—
Purchase ESOP shares	—	(2,636)
Proceeds from issuance of common stock, net	—	31,233
Net cash from financing activities	34,442	52,203
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,927	(7,076)
CASH AND CASH EQUIVALENTS, beginning of period	6,787	19,253
CASH AND CASH EQUIVALENTS, end of period	$24,714	$12,177
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,574	$1,839
Income taxes	$260	$—
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities	$(1,634)	$1,123
Property taken in settlement of loans	$642	$921
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

Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements do not contain all necessary disclosures required by Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on April 1, 2013.  These unaudited financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to U.S. GAAP and have been reflected as required by Article 10 of Regulation S-X as promulgated by the SEC.  The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period. Amounts presented in the financial statements and footnote tables are rounded and presented in thousands of dollars. In the narrative footnote discussion amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2013 presentation with no change to net income or stockholders' equity previously reported.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events – The Company has evaluated events and transactions subsequent to September 30, 2013 for potential recognition or disclosure.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. As of September 30, 2013 and December 31, 2012, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. However, as the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal.

Deposits in Other Financial Institutions – The Company held interest-bearing deposits at other financial institutions with a cost basis of $25.3 million and $5.4 million as of September 30, 2013 and December 31, 2012, respectively. Certificates of deposits in the amount of $2.6 million with original maturity dates greater than 90 days were excluded from cash and cash equivalents as of September 30, 2013 and December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The carrying amount of securities available-for-sale and their approximate fair values at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 1 year)	Gross Unrealized Losses (more than 1 year)	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$9,796	$33	$(455)	$—	$9,374
Municipal bonds	10,428	176	(154)	—	10,450
Corporate securities	3,503	4	(44)	—	3,463
Mortgage-backed securities	24,133	107	(396)	—	23,844
Total securities available-for-sale	$47,860	$320	$(1,049)	$—	$47,131

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 1 year)	Gross Unrealized Losses (more than 1 year)	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$12,287	$281	$(16)	$—	$12,552
Municipal bonds	8,863	202	(5)	—	9,060
Corporate securities	2,492	—	(4)	—	2,488
Mortgage-backed securities	18,766	447	—	—	19,213
Total securities available-for-sale	$42,408	$930	$(25)	$—	$43,313

There were twenty-six investments with unrealized losses of less than one year as of September 30, 2013. There were nine investments with unrealized losses of less than one year as of December 31, 2012. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company has the intent and ability to hold these securities until recovery, and is not likely to be required to sell these securities. No other-than-temporary impairment write-downs were recorded for the nine months ended September 30, 2013 or the year ended December 31, 2012.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at September 30, 2013 were as follows:

	September 30,
	2013
	Amortized Cost	Fair Value
No contractual maturity	$—	$—
Due in one year or less	2,282	2,302
Due after one year through five years	3,597	3,643
Due after five years through ten years	15,758	15,290
Due after ten years	26,223	25,896
Total	$47,860	$47,131

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale were as follows for the periods ended:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$—	$—	$—	$8,786	$264	$—

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$—	$—	$—	$2,432	$106	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
REAL ESTATE LOANS
Commercial	$37,327	$33,250
Construction and development	43,088	31,893
Home equity	16,253	15,474
One-to-four-family	18,854	13,976
Multi-family	4,723	3,202
Total real estate loans	120,245	97,795
CONSUMER LOANS
Indirect home improvement	99,838	86,249
Marine	20,631	17,226
Automobile	1,222	2,416
Recreational	584	742
Home improvement	495	651
Other	1,310	1,386
Total consumer loans	124,080	108,670
COMMERCIAL BUSINESS LOANS	45,119	73,465
Total loans	289,444	279,930
Allowance for loan losses	(5,310)	(4,698)
Deferred costs, fees, and discounts, net	(340)	(283)
Total loans receivable, net	$283,794	$274,949

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

Marine, Automobile and Recreational. Loans originated by the Company secured by boats, automobiles and RVs to borrowers in our Puget Sound market area.

Other Consumer and Home Improvement Loans. Loans originated by the Company, including direct home improvement loans, loans on deposits and other consumer loans to borrowers in the Puget Sound market area.

Commercial Business Loans

Commercial Business Lending. Commercial business loans originated by the Company to local small and mid-sized businesses in the Puget Sound market area are secured by accounts receivable, inventory or personal property, plant and equipment. Commercial business loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details activity in the allowance for loan losses by loan categories:

	At or For the Three Months Ended September 30, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,495	$1,736	$580	$465	$5,276
Provision for loan losses	280	64	(195)	371	520
Charge-offs	(275)	(375)	—	—	(650)
Recoveries	—	154	10	—	164
Net charge-offs	(275)	(221)	10	—	(486)
Ending balance	$2,500	$1,579	$395	$836	$5,310
Period end amount allocated to:
Loans individually evaluated for impairment	$303	$—	$28	$—	$331
Loans collectively evaluated for impairment	2,197	1,579	367	836	4,979
Ending balance	$2,500	$1,579	$395	$836	$5,310
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,337	$—	$172	$—	$3,509
Loans collectively evaluated for impairment	116,908	124,080	44,947	—	285,935
Ending balance	$120,245	$124,080	$45,119	$—	$289,444

	At or For the Nine Months Ended September 30, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,690	$2,158	$815	$35	$4,698
Provision for loan losses	1,252	55	(388)	801	1,720
Charge-offs	(477)	(1,233)	(44)	—	(1,754)
Recoveries	35	599	12	—	646
Net charge-offs	(442)	(634)	(32)	—	(1,108)
Ending balance	$2,500	$1,579	$395	$836	$5,310
Period end amount allocated to:
Loans individually evaluated for impairment	$303	$—	$28	$—	$331
Loans collectively evaluated for impairment	2,197	1,579	367	836	4,979
Ending balance	$2,500	$1,579	$395	$836	$5,310
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,337	$—	$172	$—	$3,509
Loans collectively evaluated for impairment	116,908	124,080	44,947	—	285,935
Ending balance	$120,245	$124,080	$45,119	$—	$289,444

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or For the Three Months Ended September 30, 2012
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,123	$2,178	$660	$371	$4,332
Provision for loan losses	634	384	(36)	(352)	630
Charge-offs	(226)	(563)	(11)	—	(800)
Recoveries	1	196	—	—	197
Net charge-offs	(225)	(367)	(11)	—	(603)
Ending balance	$1,532	$2,195	$613	$19	$4,359
Period end amount allocated to:
Loans individually evaluated for impairment	$167	$—	$28	$—	$195
Loans collectively evaluated for impairment	1,365	2,195	585	19	4,164
Ending balance	$1,532	$2,195	$613	$19	$4,359
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,521	$—	$266	$—	$3,787
Loans collectively evaluated for impairment	80,168	118,166	61,222	—	259,556
Ending balance	$83,689	$118,166	$61,488	$—	$263,343

	At or For the Nine Months Ended September 30, 2012
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$803	$2,846	$511	$185	$4,345
Provision for loan losses	1,215	434	212	(166)	1,695
Charge-offs	(490)	(1,868)	(110)	—	(2,468)
Recoveries	4	783	—	—	787
Net charge-offs	(486)	(1,085)	(110)	—	(1,681)
Ending balance	$1,532	$2,195	$613	$19	$4,359
Period end amount allocated to:
Loans individually evaluated for impairment	$167	$—	$28	$—	$195
Loans collectively evaluated for impairment	1,365	2,195	585	19	4,164
Ending balance	$1,532	$2,195	$613	$19	$4,359
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,521	$—	$266	$—	$3,787
Loans collectively evaluated for impairment	80,168	118,166	61,222	—	259,556
Ending balance	$83,689	$118,166	$61,488	$—	$263,343

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to aging analysis of past due loans are summarized as follows:

	September 30, 2013
	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$611	$36,716	$37,327
Construction and development	—	—	—	—	—	43,088	43,088
Home equity	389	249	—	638	114	15,501	16,253
One-to-four-family	1,104	—	—	1,104	340	17,410	18,854
Multi-family	—	—	—	—	—	4,723	4,723
Total real estate loans	1,493	249	—	1,742	1,065	117,438	120,245
CONSUMER
Indirect home improvement	582	379	—	961	341	98,536	99,838
Marine	66	—	—	66	—	20,565	20,631
Automobile	36	1	—	37	2	1,183	1,222
Recreational	4	—	—	4	—	580	584
Home improvement	7	—	—	7	—	488	495
Other	20	—	—	20	—	1,290	1,310
Total consumer loans	715	380	—	1,095	343	122,642	124,080
COMMERCIAL BUSINESS LOANS	—	—	—	—	116	45,003	45,119
Total	$2,208	$629	$—	$2,837	$1,524	$285,083	$289,444

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2012
	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	—	$783	$32,467	33,250
Construction and development	—	—	—	—	—	31,893	31,893
Home equity	192	484	—	676	248	14,550	15,474
One-to-four-family	—	—	—	—	344	13,632	13,976
Multi-family	—	—	—	—	—	3,202	3,202
Total real estate loans	192	484	—	676	1,375	95,744	97,795
CONSUMER
Indirect home improvement	653	300	—	953	295	85,001	86,249
Marine	84	2	—	86	—	17,140	17,226
Automobile	68	1	—	69	10	2,337	2,416
Recreational	44	—	—	44	—	698	742
Home improvement	—	—	—	—	32	619	651
Other	8	11	—	19	—	1,367	1,386
Total consumer loans	857	314	—	1,171	337	107,162	108,670
COMMERCIAL BUSINESS LOANS	—	—	—	—	194	73,271	73,465
Total	$1,049	$798	$—	$1,847	$1,906	$276,177	$279,930

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided:

At or For the Nine Months Ended September 30, 2013
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
One-to-four-family	1,136	(169)	967	—	967	956	45
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	166	(72)	94	—	94	94	—
Subtotal loans	1,302	(241)	1,061	—	1,061	1,050	45
WITH AN ALLOWANCE RECORDED
Commercial	2,248	(109)	2,139	(244)	1,895	2,183	62
Construction and development	—	—	—	—	—	—	—
Home equity	90	—	90	(38)	52	90	—
One-to-four-family	159	(18)	141	(21)	120	157	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	81	(3)	78	(28)	50	68	1
Subtotal loans	2,578	(130)	2,448	(331)	2,117	2,498	63
Total	$3,880	$(371)	$3,509	$(331)	$3,178	$3,548	$108

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)
At or For the Year Ended December 31, 2012
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	111	—	111	—	111	112	3
One-to-four-family	1,295	(170)	1,125	—	1,125	1,172	30
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	241	(111)	130	—	130	172	—
Subtotal loans	1,647	(281)	1,366	—	1,366	1,456	33
WITH AN ALLOWANCE RECORDED
Commercial	950	(167)	783	(39)	744	893	7
Construction and development	—	—	—	—	—	—	—
Home equity	1,625	(38)	1,587	(79)	1,508	1,616	68
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	67	(3)	64	(7)	57	68	5
Subtotal loans	2,642	(208)	2,434	(125)	2,309	2,577	80
Total	$4,289	$(489)	$3,800	$(125)	$3,675	$4,033	$113

The average recorded investment in impaired loans was unchanged at $3.5 million and $3.8 million for the three and nine months ended September 30, 2013, and 2012, respectively.  For the three and nine months ended September 30, 2013, the Company recognized interest income on impaired loans of $28,000 and $108,000, respectively, compared to $96,000 and $100,000, respectively, for same periods a year ago.

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

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the FDIC's Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, recreational, automobile, direct home improvement and other, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded "4" internally. Loans that are past due more than 90 days are classified “Substandard” and risk graded "8" internally. At 120 days past due, homogeneous loans are charged off based on the value of the collateral less cost to sell.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category:

	September 30, 2013
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$35,187	$—	$—	$2,140	$—	$—	$37,327
Construction and development	43,088	—	—	—	—	—	43,088
Home equity	16,139	—	—	114	—	—	16,253
One-to-four-family	17,746	—	—	1,108	—	—	18,854
Multi-family	4,723	—	—	—	—	—	4,723
Total real estate loans	116,883	—	—	3,362	—	—	120,245
CONSUMER
Indirect home improvement	99,497	—	—	341	—	—	99,838
Marine	20,631	—	—	—	—	—	20,631
Automobile	1,220	—	—	2	—	—	1,222
Recreational	584	—	—	—	—	—	584
Home improvement	495	—	—	—	—	—	495
Other	1,310	—	—	—	—	—	1,310
Total consumer loans	123,737	—	—	343	—	—	124,080
COMMERCIAL BUSINESS LOANS	44,157	790	—	150	—	22	45,119
Total	$284,777	$790	$—	$3,855	$—	$22	$289,444

	December 31, 2012
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$29,145	$3,322	$—	$783	$—	$—	$33,250
Construction and development	30,306	—	—	1,587	—	—	31,893
Home equity	15,226	—	—	248	—	—	15,474
One-to-four-family	12,851	—	—	1,125	—	—	13,976
Multi-family	3,202	—	—	—	—	—	3,202
Total real estate loans	90,730	3,322	—	3,743	—	—	97,795
CONSUMER
Indirect home improvement	85,954	—	—	295	—	—	86,249
Marine	17,226	—	—	—	—	—	17,226
Automobile	2,406	—	—	10	—	—	2,416
Recreational	742	—	—	—	—	—	742
Home improvement	619	—	—	32	—	—	651
Other	1,386	—	—	—	—	—	1,386
Total consumer loans	108,333	—	—	337	—	—	108,670
COMMERCIAL BUSINESS LOANS	72,596	—	675	194	—	—	73,465
Total	$271,659	$3,322	$675	$4,274	$—	$—	$279,930

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructured Loans

The Company had five and three troubled debt restructured ("TDR") loans still on accrual and included in impaired loans at September 30, 2013 and at December 31, 2012, respectively. In addition, at September 30, 2013 and December 31, 2012 the Company had one and three loans on non-accrual of $44,000 and $892,000, respectively. The one non-accrual loan at September 30, 2013 was a home equity loan. The Company had no commitments to lend additional funds on these restructured loans.

A summary of TDR loans at the dates indicated is as follows:

	September 30,	December 31,
	2013	2012
Troubled debt restructured loans still on accrual	$2,353	$2,368
Troubled debt restructured loans on non-accrual	44	892
Total troubled debt restructured loans	$2,397	$3,260

The following tables present loans that became TDRs during the following periods:

At or For the Three Months Ended September 30,
	2013				2012
	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance

	—	$—	$—	$—	—	$—	$—	$—
Total	—	$—	$—	$—	—	$—	$—	$—

	At or For the Nine Months Ended September 30,
	2013				2012
	Number of Contracts	Recorded Investment	Increase in the Allowance	Charge-offs to the Allowance	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance

Commercial Business	1	$35	$—	$35	1	$70	$7	$2
Total	1	$35	$—	$35	1	$70	$7	$2

There were no TDRs recorded in the twelve months prior to September 30, 2013 and 2012, that subsequently defaulted in the nine months ended September 30, 2013 and 2012, respectively.

The recorded investments in the tables above are period end balances that are inclusive of all partial pay-downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by the period end are not included.

TDRs in the tables above were the result of interest rate modifications and extended payment terms. The Company has not forgiven any principal on the above loans.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MORTGAGE, COMMERCIAL AND CONSUMER SERVICING RIGHTS

Loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage, commercial and consumer loans serviced for others were $230.0 million and $130.5 million at September 30, 2013 and December 31, 2012, respectively. The fair market value of the mortgage, commercial and consumer servicing rights’ asset at September 30, 2013 and December 31, 2012 was $2.3 million and $1.1 million, respectively, included in other assets. Fair value adjustments to mortgage, commercial and consumer servicing rights were mainly due to market based assumptions associated with loan prepayment speeds and changes in interest rates.

The following table summarizes mortgage, commercial and consumer servicing rights activity for the three and nine months ended September 30, 2013 and 2012:

	At or For the Three Months Ended September 30,
	2013	2012
Beginning balance	$1,785	$425
Additions	350	327
Mortgage, commercial and consumer servicing rights amortized	(110)	(36)
(Impairment) recovery of loss on servicing rights	2	(108)
Ending balance	$2,027	$608

	At or For the Nine Months Ended September 30,
	2013	2012
Beginning balance	$1,064	$200
Additions	1,141	596
Mortgage, commercial and consumer servicing rights amortized	(280)	(83)
(Impairment) recovery of loss on servicing rights	102	(105)
Ending balance	$2,027	$608

NOTE 5 - DERIVATIVES

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Company enters into contracts to sell forward To-Be-Announced ("TBA") mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income. The Company recognizes all derivative instruments as either other assets or other liabilities on the consolidated balance sheet and measures those instruments at fair value.

As of September 30, 2013, the Company had fallout adjusted interest rate lock commitments with customers of $17.0 million, with a fair value of $642,000. The Company also had mandatory and best effort forward commitments with investors with a notional balance of $4.4 million, and a fair market value of ($53,000), included in other liabilities.

The Company had forward TBA mortgage-backed securities of $19.5 million at September 30, 2013, with a fair value of ($398,000). The Company also had TBA mortgage-backed securities forward sales that had been paired off with

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVES (Continued)

investors of $11.0 million, with the fair value of these pair off commitments of $13,000 at September 30, 2013 included in other assets.

The income on derivatives from fair value changes recognized in other noninterest income on the consolidated statements of operations, included in gain on sale of loans was $42,000 and none for the three months ended September 30, 2013 and 2012, respectively and $1.4 million and none for the nine months ended September 30, 2013 and 2012, respectively.

Derivatives were considered to be immaterial for the year ended December 31, 2012.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$1,805	$2,950	$2,127	$4,589
Additions	605	—	642	921
Fair value write-downs	(151)	(99)	(347)	(693)
Disposition of assets	—	(530)	(163)	(2,496)
Ending balance	$2,259	$2,321	$2,259	$2,321

At September 30, 2013, OREO consisted of five properties located in Washington, with balances ranging from $36,000 to $797,000. For the three months ended September 30, 2013 and 2012, the Company recorded no net loss, and for the nine months ended September 30, 2013 and 2012, the Company recorded no net loss and a $35,000 net loss, respectively, on disposals of OREO. Holding costs associated with OREO were $41,000 and $57,000, for the three months ended September 30, 2013 and 2012, and $79,000 and $155,000, for the nine months ended September 30, 2013 and 2012, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Interest-bearing checking	$27,836	$24,348
Noninterest-bearing checking	42,579	34,165
Savings	14,821	11,812
Money market	115,652	114,246
Certificates of deposits of less than $100,000(1)	42,893	40,119
Certificates of deposits of $100,000 through $250,000	48,722	43,810
Certificates of deposits of more than $250,000	24,365	20,449
Total	$316,868	$288,949
(1): Includes $16.9 million and $13.9 million of brokered deposits as of September 30, 2013 and December 31, 2012, respectively.

Scheduled maturities of time deposits for future periods ending were as follows:

As of September 30,
2013
2013	$15,605
2014	47,961
2015	34,953
2016	8,768
2017	5,007
Thereafter	3,686
Total	$115,980

The Bank pledged two securities held at the Federal Home Loan Bank ("FHLB") of Seattle with a fair value of $1.2 million to secure Washington State public deposits of $250,000 with a collateral requirement of $117,000, at September 30, 2013.
Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances at September 30, 2013 and December 31, 2012 were $1.4 million and $1.3 million, respectively and were in compliance with FRB regulations.
Interest expense by deposit category for the three and nine months ended September 30, 2013 and 2012 was as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012
Interest-bearing checking	$9	$11	$25	$41
Savings and money market	138	136	396	447
Certificates of deposit	355	396	1,017	1,227
Total	$502	$543	$1,438	$1,715

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $1.8 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company recorded a net $2.3 million income tax benefit which was the result of reversing substantially all of the deferred tax asset valuation allowance.
At September 30, 2013, the Company had net operating loss carryforwards of approximately $963,000, which begin to expire in 2028. The Company files a consolidated U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2010 and later. At September 30, 2013, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at September 30, 2013, the Company had recognized no interest and penalties.

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

A summary of the Company’s commitments at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$29,462	$27,347
One-to-four-family	24,154	19,313
Home equity	11,187	11,928
Commercial/Multi-family	518	3,241
Total real estate loans	65,321	61,829
CONSUMER LOANS
Indirect home improvement	388	568
Other	6,206	6,225
Total consumer loans	6,594	6,793
COMMERCIAL BUSINESS LOANS	58,231	41,025
Total commitments to extend credit	$130,146	$109,647

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $58,000 and $49,000 as of September 30, 2013 and December 31, 2012, respectively. One-to-four-family commitments listed above are accounted for as fair value derivatives and do not carry an associated loss reserve.

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

The Company has entered into change of control agreements (the “Agreements”) with its Chief Financial Officer and the Chief Operating Officer. The Agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the Agreements the executive generally will be entitled to a change of control payment from the Company if they are involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the Agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the Agreements.

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
In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a $159,000 reserve to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2013.
In the third quarter of 2013, the Company sold a portion of the consumer loan portfolio with an unpaid principal balance of approximately $5.2 million. Under the terms of this sale, the Company had recourse for loans that become past due more than 50 days before March 31, 2014 and had recorded a reserve of $42,000 for this potential past due recourse.
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

As of September 30, 2013 and December 31, 2012, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. At September 30, 2013, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 12.7%, 15.6%, and 16.9%, respectively.

The Bank’s actual capital amounts and ratios at September 30, 2013 and December 31, 2012 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total Risk-Based Capital
(to Risk-weighted Assets)	$54,521	16.86%	$25,868	8.00%	$32,335	10.00%
Tier 1 Risk-Based Capital
(to Risk-weighted Assets)	$50,460	15.61%	$12,934	4.00%	$19,401	6.00%
Tier 1 Leverage Capital
(to Average Assets)	$50,460	12.74%	$15,840	4.00%	$19,800	5.00%

As of December 31, 2012
Total Risk-Based Capital
(to Risk-weighted Assets)	$50,591	16.00%	$25,294	8.00%	$31,617	10.00%
Tier 1 Risk-Based Capital
(to Risk-weighted Assets)	$46,627	14.75%	$12,647	4.00%	$18,970	6.00%
Tier 1 Leverage Capital
(to Average Assets)	$46,627	13.26%	$14,066	4.00%	$17,583	5.00%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

Regulatory capital levels reported above differ from the Company's total equity, computed in accordance with U.S. GAAP.

	Company		Bank
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Equity	$62,234	$59,897	$50,182	$47,836
Unrealized loss (gain) on securities available-for-sale	481	(597)	481	(597)
Disallowed deferred tax assets	—	(506)	—	(506)
Disallowed servicing assets	(203)	(106)	(203)	(106)
Total Tier 1 capital	62,512	58,688	50,460	46,627
Allowance for loan and lease losses for regulatory capital purposes	4,061	3,964	4,061	3,964
Total risk-based capital	$66,573	$62,652	$54,521	$50,591

The Company exceeded all regulatory capital requirements as of September 30, 2013. The regulatory capital ratios calculated for the Company as of September 30, 2013 were 15.9% for Tier 1 Leverage-Based Capital, 19.3% for Tier 1 Risk-Based Capital and 20.6% for Total Risk-Based Capital.

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

Mortgage, Commercial and Consumer Servicing Rights - The fair value of mortgage, commercial and consumer servicing rights are estimated using net present value of expected cash flows using a third party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information, where appropriate (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
September 30, 2013
Federal agency securities	$—	$9,374	$—	$9,374
Municipal bonds	—	10,450	—	10,450
Corporate securities	—	3,463	—	3,463
Mortgage-backed securities	—	23,844	—	23,844
Total	$—	$47,131	$—	$47,131

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2012
Federal agency securities	$—	$12,552	$—	$12,552
Municipal bonds	—	9,060	—	9,060
Corporate securities	—	2,488	—	2,488
Mortgage-backed securities	—	19,213	—	19,213
Total	$—	$43,313	$—	$43,313

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables present the fair value of interest rate lock commitments with customers, forward sale commitments with investors and paired off commitments with investors measured at their fair value on a recurring basis at September 30, 2013 and December 31, 2012.

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
September 30, 2013	$—	$—	$642	$642
December 31, 2012	$—	$—	$45	$45

	Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2013	$—	$(398)	$(53)	$(451)
December 31, 2012	$—	$—	$48	$48

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2013	$—	$13	$—	$13
December 31, 2012	$—	$—	$—	$—

The following table presents the impaired loans measured at fair value on a nonrecurring basis and the total valuation allowance or charge-offs on these loans, which represents fair value adjustments for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	Impaired Loans
	Level 1	Level 2	Level 3	Total	Total Impairment
September 30, 2013	$—	$—	$3,509	$3,509	$(331)
December 31, 2012	$—	$—	$3,800	$3,800	$(125)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents OREO measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, and the total losses on these assets, which represents fair value adjustments and other losses for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	OREO
	Level 1	Level 2	Level 3	Total	Total Impairment
September 30, 2013	$—	$—	$2,259	$2,259	$(347)
December 31, 2012	$—	$—	$2,127	$2,127	$(812)

The following table presents mortgage, commercial and consumer servicing rights measured at carrying value on a nonrecurring basis at September 30, 2013 and December 31, 2012, and the total (recoveries)/losses on these assets, which represents fair value adjustments and other (recoveries)/losses for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	Mortgage, Commercial and Consumer Servicing Rights
	Level 1	Level 2	Level 3	Total	Total Impairment/ (Recovery)
September 30, 2013	$—	$—	$2,027	$2,027	$(102)
December 31, 2012	$—	$—	$1,064	$1,064	$112

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at September 30, 2013 is shown in the following table.

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average Rate

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	90.0%
Forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	90.0%

NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10%	9.5%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	9% - 19%	14.9%
Mortgage, commercial and consumer servicing rights	Discounted cash flow	Weighted average prepayment speed	7.5% - 10.5%	7.5%

Fair Values of Financial Instruments – The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

Cash, and Due from Banks and Interest-Bearing Deposits at Other Financial Institutions – The carrying amounts of cash and short-term instruments approximate their fair value (Level 1).

Loans Held for Sale - The fair value of loans held for sale reflects the value of commitments with investors (Level 2).

Federal Home Loan Bank Stock – The carrying value of FHLB stock approximates its fair value (Level 2).

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	September 30,		December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$27,340	$27,340	$9,413	$9,413
Level 2 inputs:
Securities available-for-sale	47,131	47,131	43,313	43,313
Loans held for sale	8,389	8,389	8,870	8,870
FHLB stock	1,717	1,717	1,765	1,765
Accrued interest receivable	1,333	1,333	1,223	1,223
Forward sale commitments with investors	—	—	—	—
Paired off commitments with investors	13	13	—	—
Level 3 inputs:
Loans receivable, net	283,794	311,705	274,949	306,695
Mortgage, commercial and consumer servicing rights	2,027	2,297	1,064	1,064
Fair value interest rate locks with customers	642	642	79	79
Forward sale commitments with investors	—	—	54	54
Financial Liabilities
Level 2 inputs:
Deposits	316,868	330,964	288,949	304,257
Borrowings	13,664	13,614	6,840	7,059
Accrued interest payable	18	18	12	12
Forward sale commitments with investors	398	398	—	—
Level 3 inputs:
Fair value interest rate locks with customers	—	—	34	34
Forward sale commitments with investors	53	53	6	6

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2012, the ESOP paid the first annual installment of principal in the amount of $267,000, plus accrued interest of $28,000 pursuant to the ESOP loan. No payment of principal or interest was made during the nine months ended September 30, 2013.

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

Compensation expense related to the ESOP for the nine months ended September 30, 2013 and September 30, 2012 was $333,000 and $83,000, respectively.

Shares held by the ESOP as of September 30, 2013 were as follows:

Balances
Allocated shares	25,921
Committed to be released shares	19,441
Unallocated shares	213,848
Total ESOP shares	259,210

Fair value of unallocated shares (in thousands)	$3,661

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012.

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Numerator:
Net Income (in thousands)	$1,062	$3,325	$3,383	$4,223

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	3,026,277	3,240,125	3,026,277	n/a(1)

Denominator for diluted earnings per share- weighted average common shares outstanding	3,026,277	3,240,125	3,026,277	n/a(1)
Basic earnings per share	$0.35	$1.03	$1.12	n/a(1)

Diluted earnings per share	$0.35	$1.03	$1.12	n/a(1)

(1) Earnings per share and share calculations are not available (n/a) as the Company completed its stock conversion and became a public company on July 9, 2012.
The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares, committed to be released shares are included as outstanding shares. There were 213,848 shares in the ESOP that were not committed to be released as of September 30, 2013.
On September 18, 2013, the shareholders of FS Bancorp, Inc. approved an equity plan that authorizes up to 4% of outstanding shares (129,605) to be issued in restricted stock awards and up to 10% of outstanding shares (324,013) to be granted in stock options.  As of September 30, 2013, none of the restricted stock or stock option grants have been issued.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. As of September 30, 2013, consumer loans represented 42.9% of the Company's total portfolio, up from 38.8% at December 31, 2012 due to growth in the indirect home improvement channel, with indirect home improvement loans representing 80.5% of the total consumer loan portfolio.

Indirect home improvement lending is reliant on the Bank’s relationships with home improvement contractors and dealers. The Company funded 1,061 loans during the quarter ended September 30, 2013 using its indirect home improvement contractor/dealer network located throughout Washington, Oregon and California with four contractors/dealers responsible for a majority or 64.1% of this loan volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since inception has originated $16.8 million. During the three months ended September 30, 2013, the Company originated $6.6 million of consumer loans in California, and as of September 30, 2013, the Company had $9.4 million of consumer indirect loans outstanding that were originated in California. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans in California, as of September 30, 2013, the limit would be $24.8 million.

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

Critical Accounting Policies and Estimates
Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies to include the following:

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

Mortgage, Commercial and Consumer Servicing Rights. Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of loans. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, the value of the servicing right is estimated and capitalized. Fair value is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Deferred tax assets are attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As of September 30, 2013, and December 31, 2012, the Company had net deferred tax assets of $752,000 and $1.9 million, respectively and determined that no valuation allowance was required.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Assets. Total assets increased $37.1 million, or 10.3%, to $396.1 million at September 30, 2013 from $359.0 million at December 31, 2012, primarily as a result of a $17.9 million, or 190.4% increase in cash and interest-bearing deposits at other financial institutions, an $8.9 million, or 3.2% increase in net loans receivable, a $6.0 million purchase of bank owned life insurance, a $3.8 million, or 8.8% increase in securities available-for-sale, at fair value, and a $828,000, or 29.8% increase in other assets.

Net loans receivable increased $8.9 million, or 3.2%, to $283.8 million at September 30, 2013 from $274.9 million at December 31, 2012. Real estate secured loans increased $22.4 million, or 23.0% to $120.2 million at September 30, 2013 from $97.8 million at December 31, 2012, as a result of a $11.2 million, or 35.1% increase in residential construction and development loans, a $4.9 million, or 34.9% increase in one-to-four-family loans, a $4.1 million, or 12.3% increase in commercial real estate loans, a $1.5 million, or 47.5% increase in multi-family loans, and a $779,000, or 5.0% increase in home equity loans. Consumer loans increased $15.4 million, or 14.2%, to $124.1 million at September 30, 2013 from $108.7 million at December 31, 2012, primarily as a result of a $13.6 million, or 15.8%, increase in indirect home improvement loans, and a $3.4 million, or 19.8% increase in marine loans partially offset by a $1.2 million, or 49.4%, decrease in automobile loans. Commercial business loans decreased $28.4 million, or 38.6%, to $45.1 million at September 30, 2013 from $73.5 million at December 31, 2012. The period over period decrease in commercial business loans reflects the lower usage of warehouse lending lines as a result of the recent rise in mortgage interest rates and the planned runoff off two larger participations in the Shared National Credit Program totaling $5.7 million. The utilization of warehouse lending lines as well as the Company's ability to generate loans held for sale has been adversely affected by the recent rise in mortgage interest rates, resulting in a decrease in refinancing activity.

Loans held for sale decreased slightly by $481,000 to $8.4 million at September 30, 2013 from $8.9 million at December 31, 2012 as management continues to manage the holding period between the funding and sale date for loans held for sale during periods of volatile interest rates. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes and to generate noninterest income. During the quarter ended September 30, 2013, the Company sold $62.5 million of one-to-four-family mortgage loans compared to $89.9 million for the preceding quarter and $38.3 million for the same quarter one year ago. The Company also sold $5.2 million in consumer loans and $526,000 in commercial loans during the third quarter of 2013.

The allowance for loan losses at September 30, 2013 was $5.3 million, or 1.8% of gross loans receivable, compared to $4.7 million, or 1.7% of gross loans receivable, at December 31, 2012. Non-performing loans, consisting of non-accruing loans, decreased to $1.5 million at September 30, 2013 from $1.9 million at December 31, 2012. At September 30, 2013, non-performing loans consisted of $611,000 of commercial real estate loans, $340,000 of one-to-four-family loans, $114,000 of home equity loans, $343,000 of consumer loans, and $116,000 of commercial business loans. Non-performing loans to total gross loans decreased to 0.5% at September 30, 2013 from 0.7% at December 31, 2012. OREO totaled $2.3 million at September 30, 2013, compared to $2.1 million at December 31, 2012. The $132,000, or 6.2% increase in OREO reflects foreclosures of $642,000 of OREO, write-downs to fair value of $347,000, and OREO sales of $163,000 during the period ended September 30, 2013. At September 30, 2013, the Company also had $2.4 million in TDRs of which $2.4 million were performing in accordance with their modified payment terms and $44,000 were on non-accrual.

A summary of non-performing assets as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Non-performing assets:
Non-accrual loans	$1,524	$1,906
Other real estate owned	2,259	2,127
Other assets	6	31
Total non-performing assets	$3,789	$4,064

Liabilities. Total liabilities increased $34.7 million, or 11.6%, to $333.8 million at September 30, 2013, from $299.1 million at December 31, 2012. Deposits increased $28.0 million, or 9.7%, to $316.9 million at September 30, 2013 from $288.9 million at December 31, 2012. The increase in deposits was due to an $11.9 million, or 20.3% increase in interest and noninterest-bearing checking accounts, an $11.6 million, or 11.1%, increase in time deposits including $3.0 million of brokered deposits, and a $4.4 million, or 3.5%, increase in money market and savings accounts. The Company continues its focus on relationship deposit growth with new and existing customers.
Total borrowings, which consisted of FHLB advances, increased $6.9 million, or 99.8%, to $13.7 million at September 30, 2013 from $6.8 million at December 31, 2012 with the majority of this increase in fixed rate long-term borrowings of over three years. The increase in long-term borrowings is part of the Company's interest rate risk management strategy.

Stockholders' Equity. Total stockholders' equity increased $2.3 million, or 3.9%, to $62.2 million at September 30, 2013 from $59.9 million at December 31, 2012. The increase in stockholders' equity was primarily a result of net income of $3.4 million offset by a decline of $1.1 million in accumulated other comprehensive income (loss), which includes the unrealized loss on securities available-for-sale, net of tax, and dividend payments of $301,000. Book value per common share was $20.56 at September 30, 2013 compared to $19.92 at December 31, 2012.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

General. Net income for the three months ended September 30, 2013 was $1.1 million compared to net income of $3.3 million for the three months ended September 30, 2012, which included a $2.3 million net tax impact from a deferred tax asset provision reversal. The decrease in net income was primarily attributable to a $757,000, or 15.6%, increase in interest income, and a $684,000, or 46.2%, increase in noninterest income partially offset by a $923,000, or 22.4% increase in noninterest expense, and a $2.9 million, or 125.0% increase in the provision for income taxes due to the $2.3 million net tax benefit reversal of a majority of its deferred tax asset valuation allowance. The increase in interest income was primarily the result of a $718,000 increase in interest on loans receivable, and the increase in noninterest income was primarily the result of a $622,000 increase in gains on sale of loans from the Company's residential home lending operations. The increase in noninterest expense was primarily related to $773,000 of expenses associated with expanding the lending channels.

Net income for the nine months ended September 30, 2013 was $3.4 million compared to net income of $4.2 million for the nine months ended September 30, 2012, which included a $2.3 million net tax benefit. The decrease in net income was primarily attributable to a $4.0 million, or 121.3%, increase in noninterest income and a $2.8 million, or 23.9%, increase in net interest income partially offset by a $3.6 million, or 30.9% increase in noninterest expense and a $4.1 million, or 176.3% increase in the provision for income taxes due to the $2.3 million tax benefit recognized in the third quarter of 2012. The increase in noninterest income was primarily the result of $3.9 million in gains on sale of loans primarily from the Company's residential home lending operations. The increase in noninterest expense was primarily related to $3.6 million of expenses associated with expanding the Company's loan origination platforms through additional personnel and adding to the indirect home improvement dealer network.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Assets
Loans receivable, net	$304,036	$253,769	$295,575	$238,659
Securities available-for-sale, at fair value	49,549	38,718	46,500	36,248
Interest-bearing deposits at other financial institutions	19,919	22,437	18,614	17,787
Total interest-earning assets	373,504	314,924	360,689	292,694
Noninterest-earning assets	21,138	23,214	19,251	19,104
Total assets	$394,642	$338,138	$379,940	$311,798

Liabilities and Stockholders' Equity
Interest-bearing deposits	$267,463	$250,702	$260,568	$243,236
Borrowings	21,272	4,101	16,939	6,396
Total interest-bearing liabilities	288,735	254,803	277,507	249,632
Noninterest-bearing deposits	41,703	29,232	38,532	24,346
Other noninterest-bearing liabilities	3,620	3,274	3,304	2,399
Stockholders' equity	60,584	50,829	60,597	35,421
Total liabilities and stockholders' equity	$394,642	$338,138	$379,940	$311,798

Net Interest Income. Net interest income increased $770,000, or 18.0%, to $5.0 million for the three months ended September 30, 2013, from $4.3 million for the three months ended September 30, 2012. The increase in net interest income was attributable to a $757,000 increase in interest income resulting from an increase in the average balance of the loan portfolio as well as a shift of funds throughout the period from lower yielding cash and cash equivalents to higher yielding investment securities and loans, and a $13,000 decrease in interest expense, primarily due to a reduction of the overall cost of funds.

Net interest income increased $2.8 million, or 23.9%, to $14.6 million for the nine months ended September 30, 2013, from $11.8 million for the nine months ended September 30, 2012. The increase in net interest income was attributable to a $2.6 million increase in interest income resulting from an increase in the average balance of the loan portfolio as well as a shift of funds throughout the period from lower yielding cash and cash equivalents to higher yielding investment securities and loans, and a $252,000 decrease in interest expense, primarily due to a reduction of the cost of funds.

The net interest margin increased three basis points to 5.42% for the nine months ended September 30, 2013, from 5.39% for the same period of the prior year, primarily due to a shift in funds during the period from lower yielding cash and cash equivalents into higher yielding investment securities and loans and a lower level of non-performing loans, coupled with a 22 basis point decline in the cost of funds.

Interest Income. Interest income for the three months ended September 30, 2013 increased $757,000, or 15.6%, to $5.6 million from $4.8 million for the three months ended September 30, 2012. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $304.0 million for the three months ended September 30, 2013 compared to $253.8 million for the three months ended September 30, 2012, as well as a shift of funds during the period from lower yielding cash and cash equivalents to higher yielding investment securities and loans during the three months ended September 30, 2013 compared to the same period last year.

Interest income for the nine months ended September 30, 2013 increased $2.6 million, or 18.8%, to $16.2 million, from $13.6 million for the nine months ended September 30, 2012. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $295.6 million for the nine months ended September 30, 2013 compared to $238.7 million for the nine months ended September 30, 2012, as well as a shift of funds during the period from lower yielding cash and cash equivalents to higher yielding investment securities/loans during the nine months ended September 30, 2013 compared to the same period last year.

Interest Expense. Interest expense decreased $13,000, or 2.3%, to $558,000 for the three months ended September 30, 2013, from $571,000 for the same period of the prior year. As a result of general decline in market rates, the average cost of funds for total interest-bearing liabilities decreased 12 basis points to 0.77% for the three months ended September 30, 2013, compared to 0.89% for the three months ended September 30, 2012. The decrease was due to a decline in rates paid on certificates of deposit, and a higher average balance in money market accounts which carry a lower cost of funds. The average balance of total interest-bearing liabilities increased $33.9 million, or 13.3%, to $288.7 million for the quarter ended September 30, 2013, from $254.8 million for the quarter ended September 30, 2012.

Interest expense decreased $252,000, or 13.8%, to $1.6 million for the nine months ended September 30, 2013, from $1.8 million for the same period of the prior year. As a result of general decline in market rates, the average cost of funds for total interest-bearing liabilities decreased 22 basis points to 0.76% for the nine months ended September 30, 2013, compared to 0.98% for the nine months ended September 30, 2012. The decrease was due to a decline in rates paid on certificates of deposit, and a higher average balance in money market accounts which carry a lower cost of funds. The average balance of total interest-bearing liabilities increased $27.9 million, or 11.2%, to $277.5 million for the nine months ended September 30, 2013, from $249.6 million for the nine months ended September 30, 2012.

Provision for Loan Losses.  The provision for loan losses was $520,000 for the three months ended September 30, 2013, compared to $630,000 for the three months ended September 30 2012. The $110,000 decrease in the provision during the current quarter over the comparable quarter last year primarily relates to improved asset quality performance, declining net charge-offs and stabilized loan growth during the quarter. During the three months ended September 30, 2013, net charge-offs totaled $486,000, compared to $603,000 during the same period last year.

The provision for loan losses was unchanged at $1.7 million for each of the nine months ended September 30, 2013, and 2012. Non-performing loans were $1.5 million or 0.5% of total loans at September 30, 2013, compared to $2.1 million, or 0.8% of total loans at September 30, 2012. During the nine months ended September 30, 2013, net charge-offs totaled $1.1 million compared to $1.7 million during the nine months ended September 30, 2012.

Noninterest Income. Noninterest income increased $684,000, or 46.2%, to $2.2 million for the three months ended September 30, 2013, from $1.5 million for the three months ended September 30, 2012. The increase during the period was primarily attributable to $622,000 in gains associated primarily with the sale of mortgage loans in the secondary market as part of the home lending initiative. During the quarter ended September 30, 2013, the Company sold $68.2 million of loans compared to $38.3 million during the quarter ended September 30, 2012.

Noninterest income increased $4.0 million, or 121.3%, to $7.3 million for the nine months ended September 30, 2013, from $3.3 million for the nine months ended September 30, 2012. The increase during the period was primarily due to $3.9 million in gains associated primarily with the sale of mortgage loans in the secondary market as part of the home lending initiative. During the nine months ended September 30, 2013, the Company sold $201.4 million of loans compared to $69.0 million during the nine months ended September 30, 2012.

Noninterest Expense. Noninterest expense increased $923,000, or 22.4% to $5.0 million for the three months ended September 30, 2013, from $4.1 million for the three months ended September 30, 2012. Changes in noninterest expense included a $416,000, or 19.2%, increase in salaries and benefit costs including ESOP expense of $115,000, a $153,000 or 86.0% increase in legal fees associated with public company reporting obligations, a $149,000, or 70.0% increase in loan costs associated with increased lending activities, and a $122,000, or 19.4% increase in cost of operations, partially offset by a $110,000, or 101.9% recovery from the mortgage servicing rights impairment.

Noninterest expense increased $3.6 million or 30.9% to $15.1 million for the nine months ended September 30, 2013, from $11.5 million for the nine months ended September 30, 2012. Changes in noninterest expense included a $2.5 million, or 43.1%, increase in salaries and benefit costs partially as a result of variable commission based expenses of $1.6 million related to increases in loan volume with the remainder associated with expanding lending channels by hiring additional production and support employees, a $507,000 or 28.8% increase in cost of operations, a $457,000, or 83.1% increase in loan costs associated with increased lending activities, a $413,000, or 85.9% increase in professional and board fees, and a $150,000, or 75.0% increase in marketing and advertising, partially offset by a $381,000, or 52.3% decrease in write-downs of other real estate owned to fair value, and a $207,000, or 197.1% recovery from the mortgage servicing rights impairment.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 70.0% for the three months ended September 30, 2013 compared to 71.6% for the three months ended September 30, 2012 and was 68.7% for the nine months ended September 30, 2013 compared to 76.3% for the nine months ended September 30, 2012 primarily as a result of the increase in noninterest income.

Provision for Income Tax. For the three months ended September 30, 2013, the Company recorded a provision for income tax expense of $581,000 on pre-tax income as compared to a tax benefit of $2.3 million for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 was 35.4%.  For the nine months ended September 30, 2013, the Company recorded a provision for income tax expense of $1.8 million on pre-tax income as compared to a tax benefit of $2.3 million for the nine months ended September 30, 2012. The effective tax rate for the  nine months ended September 30, 2013 was 34.4%.  In the prior year, the Company recorded a net $2.3 million income tax benefit, which was the result of reversing substantially all of the deferred tax asset valuation allowance.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit runoff that may occur in the normal course of business. The Company relies on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, sale of securities available-for-sale, cash flows from loan payments and maturing securities.

As of September 30, 2013, the Bank's total borrowing capacity was $36.0 million with the FHLB of Seattle, with unused borrowing capacity of $22.4 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. As of September 30, 2013, the Bank held approximately $48.8 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Seattle, the Bank maintained a short-term borrowing line with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank"), with a current limit of $78.8 million at September 30, 2013, and a $6.0 million unsecured, variable rate, overnight short-term borrowing line with Pacific Coast Bankers' Bank. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. As of September 30, 2013, the Bank held approximately $120.3 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

As of September 30, 2013, $13.7 million in FHLB advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit or Pacific Coast Bankers' Bank line of credit. The Bank's Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $65.7 million as of September 30, 2013. Total brokered deposits as of September 30, 2013 were $16.9 million.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2013, the approved outstanding loan commitments, including unused lines of credit, amounted to $130.1 million. Certificates of deposit scheduled to mature in three months or less at September 30, 2013, totaled $15.6 million. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank. For additional information see the Consolidated Statements of Cash Flows in Part I. Item 1 of this report.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2013, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at September 30, 2013, the Bank was considered to be "well capitalized". At September 30, 2013, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 12.7%, 15.6%, and 16.9%, respectively. For additional information regarding the Bank's regulatory capital compliance, see the discussion included in Note 11 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

The Company exceeded all regulatory capital requirements as of September 30, 2013. The estimated regulatory capital ratios calculated for the Company as of September 30, 2013 were 15.9% for Tier 1 Leverage-Based Capital, 19.3% for Tier 1 Risk- Based Capital and 20.6% for Total Risk-Based Capital.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2013, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
    Mullet and Drew B. Ness (1)

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

101
The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.

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

FS BANCORP, INC.

Date: November 12, 2013	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: November 12, 2013	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)