Form 10-K
period 2013-12-31
FS Bancorp, Inc.
filed 2014-03-28
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013        OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

As of March 26, 2014, there were 3,240,125 shares of the Registrant’s common stock outstanding. The Registrant’s common stock is listed on the NASDAQ Capital Market under the symbol “FSBW.” The aggregate market value of the common stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Capital Market on June 28, 2013, was $56,724,984. For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2. Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

•	secondary market conditions and our ability to sell loans in the secondary market;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market area;

•	increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

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

iii

PART 1
Item 1. Business

General
FS Bancorp, Inc. (“FS Bancorp” or the “Company”), a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank of Washington (“1st Security Bank of Washington” or the “Bank”) upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2013, the Company had consolidated total assets of $419.2 million, total deposits of $336.9 million and stockholders’ equity of $62.3 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the consolidated financial statements and related data, relates primarily to the Bank.

1st Security Bank of Washington is a relationship-driven community bank. The Bank delivers banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities. The Bank emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Bank is also actively involved in community activities and events within these market areas, which further strengthens relationships within these markets. The Bank has been serving the Puget Sound area since 1936. Originally chartered as a credit union, and known as Washington’s Credit Union, the Bank served various select employment groups. On April 1, 2004, the Bank converted from a credit union to a Washington state-chartered mutual savings bank. Upon completion of the Conversion in July 2012, 1st Security Bank of Washington became a Washington state-chartered stock savings bank and the wholly owned subsidiary of the Company. At December 31, 2013, the Bank maintained seven bank branch locations and two stand-alone loan origination facilities, along with the headquarters.
The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, home loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans, represent the largest portion of the loan portfolio and have traditionally been the mainstay of the Company’s lending strategy, a carryover from its days as a credit union. Going forward, the Company plans to place more emphasis on certain lending products, such as commercial real estate loans, one-to-four-family loans, commercial business and residential construction loans, while maintaining the current size of the consumer loan portfolio. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale into the secondary market, through a mortgage banking program. Future lending strategies are intended to take advantage of: (1) the Company’s historical strength in indirect consumer lending, (2) recent market dislocation that has created new lending opportunities, and (3) relationship lending. Retail deposits will continue to serve as an important funding source. For more information regarding the business and operations of 1st Security Bank of Washington, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
1st Security Bank of Washington is examined and regulated by the Washington State Department of Financial Institutions (“DFI”), its primary regulator, and by the Federal Deposit Insurance Corporation (“FDIC”). 1st Security Bank of Washington is required to have certain reserves set by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and is a member of the Federal Home Loan Bank of Seattle (“FHLB” or “FHLB of Seattle”), which is one of the 12 regional banks in the Federal Home Loan Bank System.
The principal executive offices of the Company are located at 6920 220th Street SW, Mountlake Terrace, Washington 98043 and its telephone number is (425) 771-5299.
Market Area

The Company conducts operations out of the main administrative office, two home lending offices and seven full-service bank branch offices in the Puget Sound region of Washington. The administrative office is located in Mountlake Terrace, in Snohomish County, Washington. The home lending offices are located in Bellevue, in King County, Washington including the de novo Capitol Hill branch which opened in May 2013, and Port Orchard, in Kitsap

County, Washington. Three branch offices are located in Snohomish County, while there are two offices in King County and one office in Pierce County to the south and one office in Kitsap County to the west.
The primary market area for business operations is the Seattle-Tacoma-Bellevue, WA Metropolitan Statistical Area (the “Seattle MSA”). Kitsap County, though not in the Seattle MSA, is also part of the Company’s market area. This overall region is typically known as the “Puget Sound” region. The population of the Puget Sound region was an estimated 3.8 million in 2013, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.
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
The projected 2014 median household income and per capita income levels in King, Snohomish, Pierce, and Kitsap counties were higher than the state and national averages. Approximately 86.6% of King County households had income levels in excess of $50,000 annually in 2010, compared to 82.5% for the State of Washington and 79.2% for the United States. In 2008, the U.S. Census Bureau determined that Seattle has the highest percentage of college and university graduates of any U.S. city; it was listed as the most literate or second most literate city of the country every year since 2005. Seattle’s high income and education levels, especially compared to other major cities, result in King County ranking in the top 100 wealthiest counties in the United States.
Unemployment in Washington was an estimated 6.6% as of December 31, 2013, down from a high of 10.2% in March 2010 closely paralleling national trends. Unemployment rates in Pierce, Kitsap, King, and Snohomish counties have improved in the last 36 months after dropping from their 2010 first quarter highs. As of December 2013, the Puget Sound region reported an unemployment rate of 5.4%, down from 6.4% in December 2012. King County had the lowest unemployment rate in the state at 4.7%, much lower than the state average of 6.6% and national average of 6.7% respectively. Year end 2013, estimated unemployment in Pierce County was 7.5%, down from 8.5% as of year end 2012. The estimated unemployment rate in Snohomish County at year end was 5.3%, down from 6.7% at year end 2012. Kitsap County experienced the lowest year over year change and remained at 6.1% unemployment as of December 31, 2013. Of the four counties, Snohomish and King counties reflected the largest improvement year over year with unemployment dropping 1.4% in Snohomish County and 1.3% in King County.
According to the Washington Center for Real Estate Research, home values in the state of Washington began improving in the first half of 2013. For the quarter ended September 30, 2013, the average home value was $309,000 in Snohomish County, $228,000 in Pierce County, $438,000 in King County, and $248,000 in Kitsap County. Compared to the statewide average increase in home values of 8.44% in the third quarter of 2013, Snohomish and King counties have outperformed the state averages, with 12.9% and 15.3% increases, respectively. Kitsap County was flat year over year, below the state average. Pierce County experienced the first increase home values since 2008 with home prices increasing 11.6% year over year.
For a discussion regarding the competition in the Company’s primary market area, see “Competition.”
Lending Activities

General. Historically, the Company's primary emphasis was the origination of consumer loans (primarily indirect home improvement and automobile-secured loans), one-to-four-family residential first mortgages, and second mortgage/home equity loan products. More recently, in anticipation of the Company's initial public offering in 2012, while maintaining the active indirect consumer lending program, the Company shifted its lending focus to include non-mortgage commercial business loans, as well as commercial real estate and residential construction and development loans. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale in the secondary market. While maintaining the Company’s historical strength in consumer lending, the Company has added management and personnel in the commercial and home lending areas to take advantage of the relatively favorable long-term business and economic environments prevailing in the markets.

Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Commercial	$32,970	11.48%	$33,250	11.88%	$28,931	13.09%	$28,061	11.86%	$29,099	12.20%
Construction and development	41,633	14.49	31,893	11.39	10,144	4.59	9,805	4.15	17,390	7.29
Home equity	15,172	5.28	15,474	5.53	14,507	6.56	15,655	6.62	16,448	6.90
One-to-four-family(1)	20,809	7.25	13,976	4.99	8,752	3.96	13,218	5.59	8,233	3.45
Multi-family	4,682	1.63	3,202	1.14	1,175	0.53	1,159	0.49	409	0.17
Total real estate loans	115,266	40.13	97,795	34.93	63,509	28.73	67,898	28.71	71,579	30.01

Consumer Loans
Indirect home improvement	91,167	31.74	83,786	29.93	81,143	36.70	94,833	40.10	89,883	37.68
Solar	16,838	5.86	2,463	0.89	—	—	—	—	—	—
Marine	11,203	3.90	17,226	6.15	23,315	10.55	22,281	9.42	2,508	1.05
Automobile	1,230	0.43	2,416	0.86	5,832	2.64	12,645	5.35	23,359	9.79
Recreational	553	0.19	742	0.27	1,156	0.52	1,824	0.77	15,503	6.50
Home improvement	463	0.16	651	0.23	934	0.42	1,295	0.55	1,725	0.72
Other	1,252	0.44	1,386	0.50	1,826	0.83	2,887	1.21	4,277	1.80
Total consumer loans	122,706	42.72	108,670	38.83	114,206	51.66	135,765	57.40	137,255	57.54

Commercial business loans	49,244	17.15	73,465	26.24	43,337	19.61	32,841	13.89	29,699	12.45
Total gross loans receivable	287,216	100.00%	279,930	100.00%	221,052	100.00%	236,504	100.00%	238,533	100.00%

Less:
Deferred costs, fees and discounts, net	(1,043)		(283)		424		223		313
Allowance for loan losses	(5,092)		(4,698)		(4,345)		(5,905)		(7,405)
Total loans receivable, net	$281,081		$274,949		$217,131		$230,822		$231,441

(1) Excludes loans held for sale.

The following table shows the composition of the loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Real estate loans
Commercial	$23,210	8.08%	$20,947	7.48%	$17,578	7.95%	$16,333	6.90%	$15,729	6.59%
Construction and development	525	0.18	3,958	1.41	3,407	1.54	1,556	0.66	501	0.21
Home equity	2,664	0.93	2,557	0.91	2,154	0.97	2,784	1.18	3,839	1.61
One-to-four-family(1)	19,981	6.96	8,328	2.98	5,452	2.47	6,585	2.79	4,552	1.91
Multi-family	3,467	1.21	2,053	0.73	1,175	0.53	1,159	0.49	409	0.17
Total real estate loans	49,847	17.36	37,843	13.51	29,766	13.46	28,417	12.02	25,030	10.49

Consumer	122,346	42.60	108,500	38.76	114,201	51.65	135,752	57.39	137,231	57.53
Commercial business	19,792	6.89	16,959	6.06	8,971	4.07	1,049	0.45	870	0.36
Total fixed-rate loans	191,985	66.85	163,302	58.33	152,938	69.18	165,218	69.86	163,131	68.38

Adjustable-rate loans:
Real estate loans
Commercial	9,760	3.40	12,303	4.40	11,353	5.14	11,728	4.96	13,370	5.61
Construction and development	41,108	14.31	27,935	9.98	6,737	3.05	8,249	3.49	16,889	7.08
Home equity	12,508	4.35	12,917	4.61	12,353	5.59	12,871	5.44	12,609	5.29
One-to-four-family(1)	828	0.29	5,648	2.02	3,300	1.49	6,633	2.80	3,681	1.54
Multi-family	1,215	0.42	1,149	0.41	—	—	—	—	—	—
Total real estate loans	65,419	22.77	59,952	21.42	33,743	15.27	39,481	16.69	46,549	19.52

Consumer	360	0.12	170	0.06	5	0.01	13	0.01	24	0.01
Commercial business	29,452	10.26	56,506	20.19	34,366	15.54	31,792	13.44	28,829	12.09
Total adjustable-rate loans	95,231	33.15	116,628	41.67	68,114	30.82	71,286	30.14	75,402	31.62
Total gross loans receivable	287,216	100.00%	279,930	100.00%	221,052	100.00%	236,504	100.00%	238,533	100.00%

Less:
Deferred costs, fees and discounts, net	(1,043)		(283)		424		223		313
Allowance for loan losses	(5,092)		(4,698)		(4,345)		(5,905)		(7,405)
Total loans receivable, net	$281,081		$274,949		$217,131		$230,822		$231,441
(1) Excludes loans held for sale.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate
	Commercial		Construction and Development		Home Equity		One-to-Four-Family (2)		Multi-family		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending December 31,
2014(1)	$1,354	6.34%	$40,350	6.45%	$8,423	5.25%	$548	6.00%	$—	—%	$1,837	10.40%	$21,639	5.08%	$74,151	6.01%
2015	1,969	6.39	1,283	6.00	—	—	536	5.50	52	6.00	1,012	8.33	9,944	4.85	14,796	5.42
2016	2,110	3.50	—	—	—	—	—	—	—	—	3,277	7.31	3,772	6.04	9,159	5.91
2017 and 2018	10,957	5.58	—	—	—	—	4,196	4.13	884	4.06	11,513	8.54	6,082	4.49	33,632	6.18
2019 to 2023	15,934	4.98	—	—	1,551	7.50	670	3.85	1,759	4.46	42,037	9.90	7,615	3.92	69,566	7.87
2024 to 2028	—	—	—	—	—	—	2,983	4.39	1,849	4.92	60,070	5.48	192	5.00	65,094	5.23
2029 and following	646	6.05	—	—	5,198	4.91	11,876	4.75	138	5.57	2,960	7.49	—	—	20,818	2.61
Total	$32,970	5.25%	$41,633	6.62%	$15,172	5.36%	$20,809	4.83%	$4,682	4.62%	$122,706	7.47%	$49,244	4.85%	$287,216	6.22%
_______________
(1) Includes demand loans, loans having no stated maturity and overdraft loans.
(2) Excludes loans held for sale.

The total amount of loans due after December 31, 2014 which have predetermined interest rates is $187.8 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $25.3 million.

Lending Authority. The Chief Credit Officer has the authority to approve multiple loans to one borrower up to $6.0 million in aggregate.  Loans in excess of $6.0 million require an additional signature from the Chief Executive Officer and/or Chief Financial Officer.  All loans that are approved over $2.0 million are reported to the Asset Quality Committee on a monthly basis.  The Chief Credit Officer may delegate lending authority to other individuals at levels consistent with their responsibilities.
The Board of Directors has implemented a policy lending limit that it believes matches the Washington State legal lending limit. At December 31, 2013, the Company’s policy limits loans to one borrower and the borrower’s related entities to 20% of the Bank's unimpaired capital and surplus, or approximately $11.2 million at December 31, 2013. Management has adopted a limit of $9.0 million for risk mitigation purposes. The Company’s largest loan or lending relationship at December 31, 2013, totaled $7.6 million outstanding and consisted of a master line of credit that is used to fund new and used leases on vehicles which are perfected with a certificate of title naming the Company as the legal owner for each lease written and funded. The next largest lending relationship at December 31, 2013, totaled $6.9 million outstanding, consisting of two lines of credit to a limited liability company. One of these lines had an outstanding balance of $6.0 million secured by 42 rental homes and the other line had an outstanding balance of $893,000 secured by six rental homes. The next two largest lending relationships at December 31, 2013, together totaled $7.6 million outstanding. Both of these lending relationships are for the construction of single family residences in the Seattle, Washington area and each loan is secured by the subject property. The next largest lending relationship at December 31, 2013, was a commercial real estate term loan for $3.7 million and was secured by a commercial condominium in the Seattle, Washington area. All of the foregoing loans were current at December 31, 2013.
At December 31, 2013, the Company had $38.0 million approved in warehouse lending lines for six companies. The commitments ranged from $4.0 million to $9.0 million. As of December 31, 2013, there was $4.0 million in warehouse lines outstanding, compared to $58.0 million approved in warehouse lending lines with $38.9 million outstanding at December 31, 2012.
Commercial Real Estate Lending. The Company offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including retail centers, warehouses and office buildings located in the market areas. The Company also has a limited amount of loans secured by multi-family residences. At December 31, 2013, commercial real estate loans (including multi-family residential loans) totaled $37.7 million, or 13.1%, of the gross loan portfolio.
The Company’s loans secured by commercial real estate are originated with a fixed or variable interest rate for up to a 15-year term and a 30-year amortization. The variable rate loans are indexed to the prime rate of interest or a short-term LIBOR rate, or five-year FHLB rate, with rates ranging from 0.0% below the prevailing index rate to 5.0% above the prevailing rate. Loan-to-value ratios on the Company’s commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. In addition, personal guarantees are obtained from the primary borrowers on substantially all credits.
Loans secured by commercial real estate are generally underwritten based on the net operating income of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be sufficient to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers. The Company does not generally maintain insurance or tax escrows for loans secured by commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide financial information on at least an annual basis.
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

The Company intends to continue to emphasize commercial real estate lending and, as a result, the Company has assembled a highly experienced team, with an average of over 20 years experience. The Bank's Chief Credit Officer and Chief Lending Officer are both senior bankers with over 25 years of commercial lending experience in the northwestern U.S. region. Management has also hired experienced commercial loan officers to support the Company’s commercial real estate lending objectives. As the commercial loan portfolio expands, the Company intends to bring in additional experienced personnel in the areas of loan analysis and commercial deposit relationship management, as needed.
Construction and Development Lending. The Company expanded its residential construction lending team in 2011 with a focus on vertical, in-city one-to-four-family development. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Company has implemented this strategy to take advantage of what is believed to be an unmet demand for construction and ADC loans to experienced, successful and relationship driven builders in the market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2013, construction and development loans totaled $41.6 million, or 14.5%, of the gross loan portfolio and consisted of loans for residential commercial construction projects, primarily for vertical construction, and $1.4 million of land acquisition and development loans.
The Company's residential commercial construction lending program focuses on the origination of loans for the purpose of constructing, on both a pre-sold and speculative basis, and selling primarily one-to-four-family residences within the market area. The Company generally limits these types of loans to known builders and developers in the market area. Construction loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan is generally paid off through the sale of the newly constructed home and a permanent loan from another lender, although commitments to convert to a permanent loan may be made by us. Construction loans are generally made with a maximum loan-to-value ratio of the lower of 95% of cost or 75% of appraised value at completion. These loans generally include an interest reserve of 3% to 5.5% of the loan commitment amount.
Commitments to fund construction loans generally are made subject to an appraisal of the property by an independent licensed appraiser. The Company also reviews and has a licensed third-party inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection by a third party inspector based on the percentage of completion method.
The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2013, included in the $41.6 million of construction loans, were four residential land acquisition and development loans for finished lots totaling $964,000 and one commercial land acquisition and development loan totaling $478,000 with a total commitment of $862,000. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold.
Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, the Company may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, the Company may be confronted with a project that, when completed, has a value that is insufficient to generate full payment. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly affected by supply and demand conditions.
The Company seeks to address the forgoing risks associated with construction development lending by developing and adhering to underwriting policies, disbursement procedures and monitoring practices. Specifically, the Company (i) seeks to diversify loans in the market area, (ii) evaluate and document the creditworthiness of the borrower and the viability of the proposed project, (iii) limit loan-to-value ratios to specified levels, (iv) control disbursements on construction loans on the basis of on-site inspections by a licensed third-party, and (v) monitor economic conditions and the housing inventory in each market. No assurances, however, can be given that these practices will be successful in mitigating the risks of construction development lending.
Home Equity Lending. The Company has been active in second mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of ten years and a term to maturity of 15 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratios of up to 90%, including any underlying first mortgage. Second mortgage home equity loans are typically fixed rate, amortizing loans with terms of up to 15 years. Total second mortgage/home equity loans totaled $15.2 million, or 5.3% of the gross loan portfolio, as of December 31, 2013, $12.5 million of which were adjustable rate home equity lines of credit. Unfunded commitments on loans and lines of credit at December 31, 2013 was $12.5 million.
Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $250.1 million of one-to-four-family mortgages during 2013, of which $241.0 million were sold to investors. Of the loans sold to investors, $123.4 million were sold to Fannie Mae and/or Freddie Mac with servicing rights retained in order to further build the relationship with the customer. At December 31, 2013, one-to-four-family residential mortgage loans totaled $20.8 million, or 7.2%, of the gross loan portfolio, excluding loans held for sale of $11.2 million.
The Company will generally underwrite the one-to-four-family loans based on the applicant’s ability to repay. This includes employment and credit history and the appraised value of the subject property. The Company will lend up to 100% of the lesser of the appraised value or purchase price for one-to-four-family first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, the Company generally requires either private mortgage insurance or government sponsored insurance in order to mitigate the higher risk level associated with higher loan-to-value loans. Fixed-rate loans secured by one-to-four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise the borrower’s payments rise, increasing the potential for default. Properties securing the one-to-four-family loans are appraised by independent fee appraisers who are selected in accordance with industry and regulatory standards. The Company requires borrowers to obtain title and hazard insurance, and flood insurance, if necessary. Loans are generally underwritten to the secondary market guidelines with overlays as determined by the internal underwriting department.
Consumer Lending. Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. As of December 31, 2013, consumer loans totaled $122.7 million, or 42.7% of the gross loan portfolio.
The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the loan portfolio and have traditionally been the mainstay of the Company’s lending strategy. These loans totaled $108.0 million, or 37.6% of total loans and 88.0% of total consumer loans, at December 31, 2013. Indirect home improvement loans are originated through a network of approximately 131 home improvement contractors and dealers located in Washington, Oregon and California. Three dealers are responsible for a majority or 58.2% of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, roofing materials, and solar panels.
In connection with fixture secured loans, the Company receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. The loans are processed through the loan origination software, with approximately 40% of the loan applications receiving an automated approval based on the information provided, and the remaining loans processed by the Company’s credit analysts. The Company follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using FICO credit scores to approve loans.
The Company’s fixture secured loans generally range in amounts from $2,500 to $50,000, and generally carry terms of up to 15 years with fixed rates of interest. In some instances, the participating dealer may pay a fee to buy down the borrower's interest rate to a rate below the Company's published rate. Fixture secured loans are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence. The Company generally files a UCC-2 financing statement to perfect the security interest in the personal property in situations where the borrower’s credit score is below 720 or the home improvement loan is for an amount in excess of $10,000. Perfection gives the Company a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest.  The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.
In order to maintain the Company's indirect home improvement loan volume, the Company expanded this line of business into the State of California. The Company has currently entered the California market with a limited number of contractors and dealers. As of December 31, 2013, the Company had $16.8 million in loans to borrowers that reside in California. The Company's primary home improvement focus in California is on consumer solar panel installations which comprise 100% of the volume originated in California.
The Company also offers consumer marine loans, secured by boats. Marine loans represent the third largest segment of the consumer loan portfolio, with the balances decreasing in recent periods as the Company had sold marine loan pools to other investors. As of December 31, 2013, the marine loan portfolio totaled $11.2 million, or 3.9% of total loans and 9.1% of total consumer loans. Marine loans are originated with borrowers on both a direct and indirect basis and carry terms of up to 20 years, and generally have fixed rates of interest. The Company requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.
The Company sold 247 consumer marine loans with an aggregate principal balance of approximately $9.3 million in the fourth quarter of 2013 to reduce interest rate risk and recognize a premium on the sale of the loans. The loans, on average, had 15-20 year fixed amortization schedules and an average interest rate of 6.54%. Loans were sold with short term recourse associated with the repayment characteristics (primarily past due status) of the loans that resulted in a reserve of $35,000 being established at sale. This recourse reserve will remain in effect until June 14, 2014, at which point the asset quality recourse agreement with the buyer ends.
Historically, automobile loans represented a lending focus whereby indirect loans were originated through a dealer network throughout the northwest region of the United States for new and used cars. In 2009, however, the Company terminated the indirect auto loan program and currently only originates automobile loans at its branch office locations which has resulted in a steady decline in the size of the automobile loan portfolio. The balance of auto loans has declined substantially in recent years and totaled $1.2 million, or 0.4% of the gross loan portfolio, at December 31, 2013. Auto loans currently originated by the branches may be written for up to seven years for a new or used car with fixed rates of interest. The Company also originates a small number of other consumer loans, including direct home improvement, loans on deposit, recreational and other consumer loans, which totaled $2.3 million as of December 31, 2013. These loans generally carry fixed as well and terms up to five years.
In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods. As of December 31, 2013, 69.3% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 95.9% was originated with borrowers having a FICO score over 660 at the time of origination.
Consumer loans generally have shorter terms to maturity, which reduces the Company’s exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Consumer and other loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as boats, automobiles and other recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In the case of fixture secured loans, it is very difficult to repossess the personal property securing these loans as they are typically attached to the borrower’s personal residence. Accordingly, if a borrower defaults on a fixture secured loan the only practical recourse, due to the general small size of these loans, is to wait until the borrower wants to sell or refinance the home, at which time if there is a perfected security interest the Company generally will be able to collect.

Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory or property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third party mortgage bankers. Under this program the Company provides short term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Company’s warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principle shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. At December 31, 2013, the Company had approved warehouse lending lines for six companies with varying limits from $4.0 million up to $9.0 million for an aggregate amount of $38.0 million. During the year ended December 31, 2013, the Company processed approximately 2,000 loans and funded approximately $453.8 million under this program, with $4.0 million outstanding at December 31, 2013.
Commercial business loans may be fixed-rate, but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of the commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest only payments required during the term, while other loans may reprice on an annual basis and amortize over a two to five year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which is generally set between 4.5% and 5.5%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2013, the commercial business loan portfolio totaled $49.2 million, or 17.1%, of the gross loan portfolio including warehouse lending loans.
At December 31, 2013, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of credit analysis. The Company generally requires personal guarantees on commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. The largest commercial business lending relationship consisted of one loan with a total commitment of $9.0 million, to a single borrower consisting of a warehouse line of credit secured by the underlying notes associated with mortgage loans, of which nothing was outstanding at December 31, 2013.
Unlike residential mortgage loans, commercial business loans, particularly unsecured loans, are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and, therefore, are of higher risk. The Company makes commercial loans secured by business assets, such as accounts receivable, inventory, equipment, real estate and cash as collateral with loan-to-value ratios of up to 80%, based on the type of collateral. This collateral depreciates over time, may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).
Loan Originations, Servicing, Purchases and Sales

The Company originates both fixed-rate and adjustable-rate loans. The ability to originate loans, however, is dependent upon customer demand for loans in the market areas. Over the past few years, the Company has continued to originate consumer loans, and increased emphasis on commercial real estate and commercial business lending, and to a lesser extent construction and development lending. Demand is affected by competition and the interest rate environment. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of commercial business and real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.
The Company will sell long-term, fixed-rate residential real estate loans in the secondary market to mitigate interest rate risk. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allowed for a servicing fee on loans when the servicing is retained by the Company. Most residential real estate loans sold by the Company were sold with servicing retained. The Company earned mortgage servicing fees of $474,000 for the year ended December 31, 2013. At December 31, 2013, the Company was servicing a $235.7 million portfolio. Those servicing rights constituted a $2.1 million asset on the books on that date, which is amortized in proportion to and over the period of the net servicing income. These mortgage servicing rights are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of the servicing rights at December 31, 2013 was $3.0 million. See Notes 4 and 14 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.

The following table presents the activity related to loans serviced for others.

Beginning balance at December 31, 2012	(In thousands)
One-to-four-family	$128,574
Consumer	—
Commercial	1,915
Subtotal	130,489
Additions
One-to-four-family	123,394
Consumer	5,216
Commercial	2,609
Subtotal	131,219
Repayments
One-to-four-family	16,250
Consumer	479
Commercial	1,945
Subtotal	18,674
Ending balance at December 31, 2013
One-to-four-family	235,718
Consumer	4,737
Commercial	2,579
Total	$243,034

Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.
Sales of whole consumer loans, specifically longer term consumer loans, can be beneficial to us since these sales generally generate income at the time of sale, can potentially produce future servicing income where servicing is retained, and provide a mitigation of interest rate risk associated with holding 15-20 year consumer loans.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended December 31,
	2013	2012
	(In thousands)
Originations by type:
Fixed-rate:
Commercial	$7,866	$2,379
Construction and development	—	250
Home equity	810	914
One-to-four-family (1)	2,607	4,076
Loans held for sale (2)	242,036	138,999
Multi-family	2,364	1,895
Consumer	59,750	43,663
Commercial business (excluding warehouse lines)	5,714	8,767
Total fixed-rate	321,147	200,943

Adjustable- rate:
Commercial	7,881	2,536
Construction and development	74,519	67,004
Home equity	4,755	2,237
One-to-four-family (1)	7,667	3,913
Multi-family	550	1,199
Consumer	389	213
Commercial business (excluding warehouse lines)	33,085	14,116
Warehouse lines, net	(34,944)	21,542
Total adjustable-rate	93,902	112,760
Total loans originated	415,049	313,703

Sales and repayments:
Commercial	2,609	—
Loans held for sale	239,642	130,130
Consumer	14,485	12,597
Commercial business	—	—
Total loans sold	256,736	142,727
Total principal repayments	148,633	103,228
Total reductions	405,369	245,955
Net increase (decrease)	$9,680	$67,748

(1) One-to-four-family portfolio loans.
(2) One-to-four-family held for sale loans are included as fixed rate originations.

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, the Company attempts to cure the delinquency by contacting the borrower. In the case of loans secured by residential real estate, a late notice typically is sent 16 days after the due date, and the borrower is contacted by phone within 16 to 25 days after the due date. When the loan is 30 days past due, an action plan is formulated for the credit under the direction of the Manager of the Loan Control department. Generally, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a loan control representative who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, a loan control representative will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. Between 90 - 120 days past due, a value is obtained for the loan collateral. At that time, a mortgage analysis is completed to determine the loan-to-value ratio and any collateral deficiency. If foreclosed, generally the Company takes title to the property and sells it directly through a real estate broker.
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
Delinquent commercial business loans and loans secured by commercial real estate are handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The loan officer works with outside counsel and, in the case of real estate loans, a third party consultant to resolve problem loans. In addition, management meets as needed and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the loan committee and the board on a monthly basis. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Company generally will initiate foreclosure or repossession proceedings on any collateral securing the loan.

The following table shows delinquent loans by the type of loan and number of days delinquent as of December 31, 2013.

	Loans Delinquent For:
	60-89 Days			Non-Accrual 90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans
Commercial	—	$—	—%	1	$567	1.72%	1	$567	1.72%
Construction and development	—	—	—	—	—	—	—	—	—
Home equity	4	146	0.96	4	172	1.13	8	318	2.09
One-to-four-family	—	—	—	2	104	0.50	2	104	0.50
Multi-family	—	—	—	—	—	—	—	—	—
Total real estate loans	4	146	0.13	7	843	0.73	11	989	0.86

Consumer
Indirect home improvement	32	218	0.24	31	258	0.28	63	476	0.52
Solar	—	—	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—	—	—
Automobile	2	13	1.06	—	—	—	2	13	1.06
Recreational	—	—	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—	—	—
Other	1	6	0.48	—	—	—	1	6	0.48
Total consumer loans	35	237	0.19	31	258	0.21	66	495	0.40
Commercial business loans	—	—	—	—	—	—	—	—	—
Total	39	$383	0.14%	38	$1,101	0.38%	77	$1,484	0.52%

Non-performing Assets. The following table sets forth information with respect to the Company’s non-performing assets.

	December 31,
	2013	2012	2011	2010	2009
Non-accruing loans:	(Dollars in thousands)
Real estate loans
Commercial	$567	$783	$—	$1,201	$—
Construction and development	—	—	623	2,175	6,758
Home equity	172	248	267	574	40
One-to-four-family	104	344	412	211	—
Total real estate loans	843	1,375	1,302	4,161	6,798

Consumer loans
Indirect home improvement	258	295	454	522	276
Solar	—	—	0	0	0
Marine	—	—	0	0	0
Automobile	—	10	23	54	35
Recreational	—	—	1	38	119
Home improvement	—	32	—	75	3
Other	—	—	20	3	60
Total consumer loans	258	337	498	692	493
Commercial business loans	—	194	427	1,387	—
Total non-accruing loans	1,101	1,906	2,227	6,240	7,291

Accruing loans delinquent more than 90 days:
Home equity	—	—	—	62	163
Total accruing loans delinquent more than 90 days	—	—	—	62	163

Real estate owned	2,075	2,127	4,589	3,701	5,484

Repossessed consumer property	32	31	78	78	130

Total non-performing assets	$3,208	$4,064	$6,894	$10,081	$13,068

Restructured loans	$815	$3,260	$3,249	$1,508	$—

Total non-performing assets as a percentage of total assets	0.77%	1.13%	2.43%	3.45%	4.64%

For the year ended December 31, 2013, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $112,000. The amount that was included in interest income on such loans was $74,000.
Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had six real estate owned properties as of December 31, 2013, totaling

$2.1 million, consisting of three residential lot developments and land totaling $866,000, two commercial building/lots totaling $1.1 million, and one $63,000 one-to-four-family residential property. As of December 31, 2013, the Company had $1.9 in real estate owned under contract for sale in the first quarter of 2014.
Restructured Loans. According to generally accepted accounting principles ("GAAP"), the Company is required to account for certain loan modifications or restructuring as a “troubled debt restructuring.” In general, the modification or restructuring of a debt is considered a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrowers that would not otherwise be considered. The Company had four restructured loans as of December 31, 2013, totaling $815,000, all of which performed as agreed for over six months and are listed as accrual loans. There were no non-accrual loans at December 31, 2013.
Other Assets Especially Mentioned. At December 31, 2013, there were no loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.
Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets (such as other real estate owned and repossessed property), debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
When the Company classifies problem assets as either substandard or doubtful, a specific allowance may be established in an amount deemed prudent to address specific impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. The Company’s determination as to the classification of assets and the amount of valuation allowances is subject to review by the FDIC and the DFI, which can order the establishment of additional loss allowances. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.
In connection with the filing of periodic reports with the FDIC and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Company’s assets, as of December 31, 2013, the Company had classified $2.1 million of assets. The $2.1 million of classified assets represented 3.4% of equity and 0.5% of total assets as of December 31, 2013. At December 31, 2013, the Company had classified no loans as special mention.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. More complex loans, such as commercial real estate loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of net operating income and available cash flow and their possible impact on collateral values.
The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.
The provision for loan losses was $2.2 million for the year ended December 31, 2013. The allowance for loan losses was $5.1 million or 1.8% of total loans at December 31, 2013 as compared to $4.7 million, or 1.7% of total loans outstanding at December 31, 2012. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates. Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.
Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects probable incurred loan losses in the loan portfolio. See Notes 1 and 3 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of year to (1):
Real estate loans
Commercial	$471	11.48%	$247	11.88%	$218	13.09%	$246	11.86%	$370	12.20%
Construction and development	709	14.49	557	11.39	206	4.59	670	4.15	1,751	7.29
Home equity	656	5.28	598	5.53	242	6.56	265	6.62	191	6.90
One-to-four-family	395	7.25	277	4.99	181	3.96	170	5.59	59	3.45
Multi-family	60	1.63	21	1.14	9	0.53	5	0.49	2	0.17
Total real estate loans	2,291	40.13	1,700	34.93	856	28.73	1,356	28.71	2,373	30.01

Consumer loans
Indirect home improvement	1,457	31.74	1,809	29.93	2,205	36.70	2,580	40.10	2,108	37.68
Solar	243	5.86	53	0.89	—	—	—	—	—	—
Marine	118	3.90	237	6.15	393	10.55	503	9.42	88	1.05
Automobile	14	0.43	31	0.86	279	2.64	405	5.35	931	9.79
Recreational	9	0.19	10	0.27	19	0.52	41	0.77	545	6.50
Home improvement	5	0.16	17	0.23	20	0.42	47	0.55	64	0.72
Other	15	0.44	21	0.50	38	0.83	68	1.21	168	1.80
Total consumer loans	1,861	42.72	2,178	38.83	2,954	51.66	3,644	57.40	3,904	57.54

Commercial business loans	940	17.15	820	26.24	535	19.61	905	13.89	1,128	12.45

Total	$5,092	100.00%	$4,698	100.00%	$4,345	100.00%	$5,905	100.00%	$7,405	100.00%

(1) Unallocated allowance for loan losses has been allocated to the appropriate loan categories based on a percentage of the loan receivables balance for that category.

Management believes that it uses the best estimate information available to determine the allowance for loan losses. However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance. The following table sets forth an analysis of the allowance for loan losses at the dates and or the periods indicated.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$4,698	$4,345	$5,905	$7,405	$5,598

Charge-offs:
Real estate loans
Commercial	340	48	152	—	—
Construction and development	194	94	38	1,529	1,436
Home equity	257	381	435	163	160
One-to-four-family	18	257	11	32	—
Total real estate loans	809	780	636	1,724	1,596
Consumer loans
Indirect home improvement	1,562	2,156	2,497	2,490	2,195
Solar	—	—	—	—	—
Marine	43	—	—	—	—
Automobile	46	137	507	637	1,380
Recreational	45	203	372	413	545
Home improvement	32	—	52	76	35
Other	29	85	91	178	174
Total consumer loans	1,757	2,581	3,519	3,794	4,329
Commercial business loans	63	179	684	175	—
Total charge-offs	2,629	3,540	4,839	5,693	5,925

Recoveries:
Real estate loans
Commercial	38	—	—	—	—
Home equity	35	9	30	—	—
One-to-four-family	18	—	—	—	—
Total real estate loans	91	9	30	—	—
Consumer loans
Indirect home improvement	510	630	528	351	262
Solar	—	—	—	—	—
Marine	17	—	—	—	—
Automobile	98	171	252	275	305
Recreational	99	107	52	70	53
Home improvement	3	8	14	—	1
Other	19	36	34	17	44
Total consumer loans	746	952	880	713	665
Commercial business loans	16	19	—	—	—

Total recoveries	853	980	910	713	665

Net charge-offs	1,776	2,560	3,929	4,980	5,260
Additions charged to operations	2,170	2,913	2,369	3,480	7,067
Balance at end of year	$5,092	$4,698	$4,345	$5,905	$7,405
Net charge-offs during the year to average loans outstanding during the year	0.63%	1.03%	1.81%	2.11%	2.27%
Net charge-offs during the year to average non-performing assets	48.84%	46.72%	0.51%	47.40%	89.36%
Allowance as a percentage of non-performing loans	462.49%	246.48%	195.11%	93.70%	99.34%
Allowance as a percentage of gross loans receivable (end of year)	1.77%	1.68%	1.97%	2.50%	3.10%

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
The Chief Financial Officer has the responsibility for the management of the Company’s investment portfolio, subject to consultation with the Chief Executive Officer, and the direction and guidance of the board of directors. Various factors are considered when making investment decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of the Company’s investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” of this Form 10-K.
As a member of the FHLB of Seattle, the Bank had $1.7 million in stock of the FHLB of Seattle at December 31, 2013. For the year ended December 31, 2013, the Bank received $1,000 in dividends from the FHLB of Seattle. During 2013, the FHLB of Seattle repurchased approximately $64,000 in excess stock at par from the Bank, resulting in a reduction in the balance of stock at the Bank.
The table below sets forth information regarding the composition of the securities portfolio and other investments at the dates indicated. At December 31, 2013, the securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Federal agency securities	$12,297	$11,667	$12,287	$12,552	$14,202	$14,329
Municipal bonds	13,347	13,180	8,863	9,060	3,905	4,005
Corporate securities	4,005	3,938	2,492	2,488	—	—
Mortgage-backed securities	27,952	27,454	18,766	19,213	8,476	8,565
Total securities available-for-sale	57,601	56,239	42,408	43,313	26,583	26,899

Federal Home Loan Bank stock	1,702	1,702	1,765	1,765	1,797	1,797

Total securities	$59,303	$57,941	$44,173	$45,078	$28,380	$28,696

The composition and contractual maturities of the investment portfolio at December 31 2013, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2013
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Federal agency securities	$2,270	1.41%	$508	1.44%	$9,519	1.98%	$—	—%	$12,297	1.85%	$11,667
Municipal bonds	—	—	2,810	2.12	4,193	1.95	6,344	2.92	13,347	2.45	13,180
Corporate securities	—	—	2,005	0.89	2,000	1.04	—	—	4,005	0.97	3,938
Mortgage-backed securities	—	—	—	—	5,001	1.75	22,951	2.09	27,952	2.03	27,454
Total securities available-for-sale	$2,270	1.41%	$5,323	1.59%	$20,713	1.83%	$29,295	2.27%	$57,601	2.01%	$56,239

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
The Company’s deposit composition reflects a mixture with certificates of deposit accounting for approximately 38.6% of the total deposits at December 31, 2013 and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company also had $16.9 million of brokered deposits at December 31, 2013 with terms averaging 4.1 years which were used to manage interest rate risk.
Deposits. Deposits are attracted from within the market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of the Company’s deposit accounts, the Company considers the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, customer preferences and the profitability of acquiring customer deposits compared to alternative sources.
The following table sets forth total deposit activities for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Beginning balance	$288,949	$246,418	$243,957
Net deposits (withdrawals) before interest credited	45,949	40,323	(365)
Interest credited	1,978	2,208	2,826
Ending balance	$336,876	$288,949	$246,418

Net increase in deposits	$47,927	$42,531	$2,461
Percent increase	16.59%	17.26%	1.01%

The following table sets forth the dollar amount of savings deposits in the various types of deposits programs the Company offered at the dates indicated.

	December 31,
	2013		2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits
Noninterest-bearing checking	$45,783	13.59%	$34,165	11.82%
Interest-bearing checking	26,725	7.93	24,348	8.43
Savings	15,345	4.56	11,812	4.09
Money market	119,162	35.37	114,246	39.54
Total transaction and savings deposits	207,015	61.45	184,571	63.88

Certificates
0.00 – 1.99%	113,193	33.60	84,294	29.17
2.00 – 3.99%	16,479	4.89	19,489	6.74
4.00 – 5.99%	189	0.06	595	0.21
Total certificates	129,861	38.55	104,378	36.12
Total deposits	$336,876	100.00%	$288,949	100.00%

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2013.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2014	$6,647	$320	$124	$7,091	5.46%
June 30, 2014	13,113	433	—	13,546	10.43
September 30, 2014	4,291	277	—	4,568	3.52
December 31, 2014	24,711	538	—	25,249	19.44
March 31, 2015	6,592	311	—	6,903	5.31
June 30, 2015	10,648	1,459	—	12,107	9.32
September 30, 2015	1,079	6,383	—	7,462	5.75
December 31, 2015	4,761	6,116	—	10,877	8.38
March 31, 2016	1,459	215	—	1,674	1.29
June 30, 2016	28,928	126	—	29,054	22.37
September 30, 2016	1,030	201	—	1,231	0.95
December 31, 2016	978	100	—	1,078	0.83
Thereafter	8,956	—	65	9,021	6.95
Total	$113,193	$16,479	$189	$129,861	100.00%
Percent of total	87.16%	12.69%	0.15%	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2013. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposits of less than $100,000(1)	$3,315	$4,225	$11,058	$27,639	$46,237
Certificates of deposits of $100,000 through $250,000	3,044	5,380	13,582	30,258	52,264
Certificates of deposits of more than $250,000	732	3,941	5,177	21,510	31,360
Total certificates of deposit	$7,091	$13,546	$29,817	$79,407	$129,861
(1): Includes $16.9 million of brokered deposits as of December 31, 2013.

The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2013, the Bank’s deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded the reserve requirements.
Borrowings. Although customer deposits are the primary source of funds for lending and investment activities, the Company does use advances from the FHLB of Seattle, and to a lesser extent federal funds purchased to supplement the supply of lendable funds, to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities.
As one of the Company’s capital management strategies, the Company has used advances from the FHLB of Seattle to fund loan originations in order to increase net interest income. Depending upon the retail banking activity, the Company will consider and may undertake additional leverage strategies within applicable regulatory requirements or restrictions. These borrowings would be expected to primarily consist of FHLB of Seattle advances.
As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of $43.1 million. At December 31, 2013, outstanding advances from the FHLB of Seattle totaled $16.7 million. At December 31, 2013, the Bank had $75.3 million additional short-term borrowing capacity with the Federal Reserve Bank. The Bank also has a $6.0 million unsecured, variable rate, over-night short-term borrowing line of credit with Pacific Coast Bankers' Bank, of which none was outstanding at December 31, 2013. The Bank also had a $11.0 million unsecured Fed Funds line of credit with a large financial institution of which none was outstanding at December 31, 2013.

The following tables set forth information regarding borrowings during the years indicated. The tables include both long- and short-term borrowings.

	Years Ended December 31,
	2013	2012	2011
Maximum balance:	(Dollars in thousands)
FHLB advances	$28,664	$21,840	$30,900
Federal Reserve Bank	$—	$—	$1,000
Pacific Coast Bankers' Bank	$1,850	$2,000	$—
Zions Bank	$—	$—	$—

Average balances:
FHLB advances	$16,391	$7,636	$5,741
Federal Reserve Bank	$—	$—	$3
Pacific Coast Bankers' Bank	$18	$6	$—
Zions Bank	$—	$—	$—

Weighted average interest rate:
FHLB advances	0.85%	0.91%	1.07%
Federal Reserve Bank	—%	—%	0.75%
Pacific Coast Bankers' Bank	1.16%	1.10%	—%
Zions Bank	—%	—%	—%

	At December 31,
	2013	2012	2011
Balance outstanding at end of year:	(Dollars in thousands)
FHLB advances	$16,664	$6,840	$8,900
Total borrowings	$16,664	$6,840	$8,900

Weighted average interest rate of:
FHLB advances, at end of period	1.41%	1.96%	2.08%

Subsidiary and Other Activities

The Company has one active subsidiary, the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in the inactive subsidiary as of December 31, 2013.
Competition

The Company faces strong competition in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending, including indirect lending. Commercial business competition is primarily from local commercial banks. The Company competes by delivering high-quality, personal service to customers that result in a high level of customer satisfaction.
The market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states. These include such large national lenders as Wells Fargo, Bank of America, Chase and others in the

Company’s market area that have greater resources and offer services that the Bank does not provide. For example, the Bank does not offer trust services. Customers who seek “one-stop shopping” may be drawn to institutions that offer services that the Bank does not.
The Company attracts deposits through the branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, as of June 30, 2013, 1st Security Bank of Washington’s share of aggregate deposits in the market area consisting of the four counties where the Company has branches was less than one percent.
Employees

At December 31, 2013, the Company had 156 full-time employees and 4 part-time employees. Company employees are not represented by any collective bargaining group. The Company considers employee relations to be good.
Executive Officers. The following table sets forth information with respect to the executive officers of the Company and the Bank.

		Position
Name	Age (1)	Company	Bank
Joseph C. Adams	54	Director and Chief Executive Officer	Director and Chief Executive Officer

Matthew D. Mullet	35	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer

Robert B. Fuller	54	—	Chief Credit Officer

Dennis V. O’Leary	46	—	Chief Lending Officer

Drew B. Ness	49	—	Chief Operating Officer

(1)	As of December 31, 2013.

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Joseph C. Adams, age 54, is a director and has been the Chief Executive Officer of 1st Security Bank of Washington since July 2004. He joined 1st Security Bank of Washington in April 2003 as its Chief Financial Officer, when the Bank was Washington’s Credit Union. Mr. Adams also served as Supervisory Committee Chairperson from 1993 to 1999. Mr. Adams is a lawyer having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director, Regulatory Affairs. Mr. Adams received a Masters Degree equivalent from the Pacific Coast Banking School. Mr. Adams’ legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank of Washington, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank which makes him well suited to educate the Board on these matters.

Matthew D. Mullet, age 35, joined 1st Security Bank of Washington in July 2011 and was appointed Chief Financial Officer in September 2011.  Mr. Mullet started his banking career in June 2000 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks, where he worked until October 2004.  From October 2004 until August 2010, Mr. Mullet was employed at Golf Savings Bank, Mountlake Terrace, WA, where he served in several financial capacities, including as Chief Financial Officer from May 2007 until August 2010.  In August 2010, Golf Savings Bank was merged with Sterling Savings Bank, where Mr. Mullet held the position as Senior Vice President of the Home Loan Division until resigning and commencing work at 1st Security Bank of Washington.

Robert B. Fuller, age 54, joined 1st Security Bank of Washington as Chief Credit Officer in September of 2013. Prior to his employment with the Bank, Mr. Fuller served as Chief Credit Officer of several local community banks and as Chief Financial Officer/Chief Credit Officer for a private residential lending fund.  Mr. Fuller also served as Executive Vice President,  Chief Operating Officer, and Chief Financial Officer of Golf Savings Bank from March 2001 to September 2006 and was a member of the integration team for the Golf sale to Sterling Savings Bank. Mr. Fuller started his banking career at US Bank of Washington’s mid-market production team and has over 27 years of banking experience.

Dennis V. O’Leary, age 46, joined 1st Security Bank of Washington as Senior Vice President – Consumer, Small Business and Construction Lending in August 2011 and currently holds the position of Chief Lending Officer. Prior to his employment with the Bank, Mr. O’Leary previously was employed by Sterling Savings Bank from July 2006 until August 2011 as Senior Vice President and Puget Sound Regional Director of the residential construction lending division. Sterling Savings Bank acquired Golf Savings Bank in 2006 where Mr. O’Leary had served as Executive Vice President, Commercial Real Estate Lending, having previously served in various senior lending positions at Golf Savings Bank since June 1985.

Drew B. Ness, age 49, joined 1st Security Bank of Washington as Chief Operating Officer in September 2008. Mr. Ness has 23 years of diverse banking experience, including retail branch sales and service, branch network management, and national customer service training experience. He served as Vice President and Manager of the Corporate Deposit Operations Department for Washington Federal, Seattle Washington from February 2008 until August 2008, following its acquisition of First Mutual Bank. Mr. Ness served as Vice President and Administrative/Operations Manager of the Retail Banking Group at First Mutual Bank, Bellevue, Washington from June 2004 through February 2008, and in various management positions for Bank of America in Seattle, Washington and Newport Beach, California prior to that.
HOW WE ARE REGULATED
The following is a brief description of certain laws and regulations applicable to FS Bancorp and 1st Security Bank of Washington. Descriptions of laws and regulations here and elsewhere in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the Washington State Legislature that may affect the operations of FS Bancorp and 1st Security Bank of Washington. In addition, the regulations governing the Company and the Bank may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"). The Dodd-Frank Act made extensive changes to the regulatory oversight for financial institutions, including depository institutions. Among other changes, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as 1st Security Bank of Washington, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary federal banking regulators.
Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and will not take effect for some time, and will take effect over several years, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on FS Bancorp, 1st Security Bank of Washington and the financial services industry more generally.

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
Regulation by the Washington State Department of Financial Institutions. State law and regulations govern 1st Security Bank of Washington's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. As a state savings bank, 1st Security Bank of Washington must pay semi-annual assessments, examination costs and certain other charges to the DFI.
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
Insurance of Accounts and Regulation by the FDIC.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in 1st Security Bank of Washington up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended December 31, 2013, were $251,000. Those premiums have reduced in recent years due to management's focus on asset quality, risk management, and growing capital levels.
The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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
At December 31, 2013, 1st Security Bank of Washington was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 13 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K.
Capital Requirements. Federally insured financial institutions, such as 1st Security Bank of Washington are required by FDIC regulations to maintain minimum levels of regulatory capital. On July 2, 2013, the Federal Reserve approved a final rule (“Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, the Final Rule was approved as an interim final rule by the FDIC. The Final Rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, which is discussed below in the section entitled “- New Capital Rules.” The following is a discussion of the capital requirements 1st Security Bank of Washington was subject to as of December 31, 2013.
FDIC regulations recognize two types, or tiers, of capital: core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.
The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement for a bank to be considered adequately capitalized specifies a minimum ratio of Tier 1 capital to average total assets of 4.0%. At December 31, 2013, the Bank had a Tier 1 leverage capital ratio to average assets of 12.6%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.
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
The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability. Institutions with at least a 4.0% Tier 1 capital ratio, a 4.0% Tier 1 risk-based capital ratio and an 8.0% total risk-based capital ratio are considered "adequately capitalized." An institution is deemed "well capitalized" if it has at least a 5% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2013, the Bank was considered a "well capitalized" institution.
At December 31, 2013, the Bank's equity totaled $50.3 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. The Bank’s actual capital ratios are presented in the following table:

	Actual	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions Ratio
	Ratio	Ratio
As of December 31, 2013
Total risk-based Capital
(to risk-weighted assets)	16.64%	8.00%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	15.38%	4.00%	6.00%
Tier 1 leverage capital
(to average assets)	12.61%	4.00%	5.00%

As of December 31, 2012
Total risk-based capital
(to risk-weighted assets)	16.00%	8.00%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	14.75%	4.00%	6.00%
Tier 1 leverage capital
(to average assets)	13.26%	4.00%	5.00%

For a complete description of the Bank's required and actual capital levels on December 31, 2013, see Note 13 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K.
New Capital Rules. The Final Rules approved by the Federal Reserve and subsequently approved as an interim final rule by the FDIC substantially amends the regulatory risk-based capital rules applicable to FS Bancorp and 1st Security Bank of Washington.

Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), 1st Security Bank of Washington will be subject to new capital requirements adopted by the FDIC. These new requirements create a new category and a required risk-weighted assets ratio for common equity Tier 1 capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of 1st Security Bank of Washington to pay dividends, repurchase shares or pay discretionary bonuses.
When these new requirements become effective in 2015, 1st Security Bank of Washington’s leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 capital ratio requirement will increase from 4.0% to 6.0% of risk-weighted assets. In addition, 1st Security Bank of Washington will be required to meet the new 4.5% of risk-weighted assets capital ratio established for “common Tier 1” capital as a subset of Tier 1 capital limited to common equity. In addition, the prompt corrective action standards will change when the new capital rule ratios become effective. Under the new standards, in order to be considered well-capitalized, 1st Security Bank of Washington would be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).
For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. 1st Security Bank of Washington does not have any instruments that will need to be phased out due to 1st Security Bank of Washington 's total assets being below a $15 billion threshold. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.
Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, 1st Security Bank of Washington has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in its capital calculations. 1st Security Bank of Washington is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.
The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.
The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.
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
As a member, 1st Security Bank of Washington is required to purchase and maintain stock in the FHLB. At December 31, 2013, 1st Security Bank of Washington had $1.7 million in FHLB stock, which was in compliance with this requirement. From 2009 until September 2012, the Seattle FHLB was precluded from paying dividends or repurchasing capital stock because it was not adequately capitalized. In September 2012, the Seattle FHLB announced that it had been reclassified as adequately capitalized by the Federal Housing Finance.  The FHLB resumed dividend payments in July 2013. As a result, during 2013, the Bank received $1,000 in dividends and $64,000 for excess shares repurchased from the Seattle FHLB. The Bank received no dividends from and no shares were repurchased by, the FHLB Seattle in 2012 and 2011. See Item 1A., “Risk Factors - If the investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders’ equity could decrease.” of this Form 10-K.
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
Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2013, 1st Security Bank of Washington's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. 1st Security Bank of Washington is subject to consumer protection regulations issued by the CFPB, but as financial institutions with assets of less than $10 billion, 1st Security Bank of Washington is generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CFPB regulations.
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
Regulatory Capital Requirements. The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These guidelines apply on a consolidated basis to bank holding companies with $500 million or more in assets or with fewer assets but certain risky activities, and on a bank-only basis to other companies. These bank holding company capital adequacy guidelines are similar to those imposed on 1st Security Bank of Washington by the FDIC. For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. In July 2013, the Federal Reserve and the FDIC approved a new rule that will substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. For a discussion of the new capital rules, see the section above entitled “- Regulation of 1st Security Bank of Washington - Capital Requirements - New Capital Rules.”
The Company’s capital amounts and ratios at December 31, 2013 are presented in the following table.

					To be Well Capitalized Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	$67,157	20.26%	$26,512	8.00%	$33,140	10.00%
Tier I risk-based capital
(to risk-weighted assets)	$63,001	19.01%	$13,256	4.00%	$19,884	6.00%
Tier I leverage capital
(to average assets)	$63,001	15.50%	$16,263	4.00%	$20,329	5.00%
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
Except for a company that meets the well capitalized standard for bank holding companies, is well managed, and is not subject to any unresolved supervisory issues, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation or regulatory order, condition, or written agreement. A bank holding company is considered well capitalized if on a consolidated basis it has a total risk-based capital ratio of at least 10.0% and a Tier 1 risk-based capital ratio of 6.0% or more, and is not subject to an agreement, order, or directive to maintain a specific level for any capital measure.
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
Sarbanes-Oxley Act of 2002. The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to FS Bancorp as a registered company under the Securities Exchange Act of 1934. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules. The Sarbanes-

Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.
The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that FS Bancorp and 1st Security Bank of Washington will become subject to and that are discussed above under the section entitled “- Regulation of 1st Security Bank of Washington - Capital Requirements - New Capital Rules.”
In addition, among other changes, the Dodd-Frank Act requires public companies, like FS Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

TAXATION
Federal Taxation
General. FS Bancorp and 1st Security Bank of Washington are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank of Washington is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2010, and income tax returns have not been audited for the past four years, 2010 to 2013. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.
FS Bancorp files a consolidated federal income tax return with 1st Security Bank of Washington. Accordingly, any cash distributions made by FS Bancorp to its shareholders would be considered to be taxable dividends and not as a non‑taxable return of capital to shareholders for federal and state tax purposes.
Method of Accounting. For federal income tax purposes, FS Bancorp currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.
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

Washington Taxation
The Company and the Bank are subject to a business and occupation tax which is imposed under Washington law at the rate of 1.50% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities are not subject to this tax.
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

Our primary market area is concentrated in the Puget Sound region of Washington. Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Adverse economic conditions in the region, including an increase in the level of unemployment, a decline in real estate values and the loss of major employers such as Washington Mutual in 2008, have reduced our rate of growth, affected the customers’ ability to repay loans and adversely impacted our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

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

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit and concerns over the United States' credit rating (which was downgraded by Standard & Poor's on August 5, 2011), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, or more rapidly curtails purchases of mortgage-backed securities, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Our loan portfolio possesses increased risk due to a large percentage of consumer loans.

Our consumer loans accounted for $122.7 million or 42.7% of our total loan portfolio as of December 31, 2013 of which $91.2 million (74.3% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $16.8 million (13.7% of total consumer loans) consisted of solar loans, $11.2 million (9.1% of total consumer loans) consisted of marine loans, secured by boats, $1.2 million (1.0% of total consumer loans) consisted of automobile loans, $553,000 (0.5% of total consumer loans) consisted of recreational loans, mainly secured by recreational vehicles and motorcycles, $463,000 (0.4% of total consumer loans) consisted of home improvement consumer loans and $1.3 million (1.0% of total consumer loans) consisted of other consumer loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for our loan losses, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.
Most of our consumer loans are originated indirectly by or through third parties, which presents greater risk than our direct lending products which involves direct contact between us and the borrower. Unlike a direct loan where the borrower makes an application directly to us, in these loans the dealer, who has a direct financial interest in the loan transaction, assists the borrower in preparing the loan application. Although we disburse the loan proceeds directly to the borrower upon receipt of a “completion certificate” signed by the borrower, because we do not have direct contact with the borrower, these loans may be more susceptible to a material misstatement on the loan application or having the loan proceeds being misused by the borrower or the dealer. In addition, if the work is not properly performed, the borrower may cease payment on the loan until the problem is rectified.
Indirect home improvement and solar loans totaled $108.0 million or 37.6% of our total gross loan portfolio at December 31, 2013 and are originated through a network of approximately 131 home improvement contractors and dealers located in Washington, Oregon and California. As of December 31, 2013, the Company had $16.8 million in loans to borrowers that reside in California. Adverse economic conditions in California, including an increase in the level of unemployment, or a decline in real estate values could adversely affect the ability of these borrowers to make loan payments to us.
In addition, we rely on three dealers for a majority or 58.2% of our loan volume so the loss of one of these dealers can have a significant effect on our loan origination volume. See Item 1., “Business of 1st Security Bank of Washington - Lending Activities - Consumer Lending” and “- Asset Quality.”
Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers.

Our indirect home improvement lending, which is the largest component of our loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of approximately 131 active contractors and dealers with businesses located throughout Washington, Oregon and California with approximately three contractors/dealers responsible for more than half of this loan volume. Indirect home improvement and solar loans totaled $108.0 million, or 37.6% of our total gross loan portfolio, as of December 31, 2013, reflecting approximately 12,000 loans with an average balance of approximately $9,000.
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
We have also expanded consumer operations to include originations in California. We have adopted limits on California lending to be no more than 20% of the total consumer portfolio. As of December 31, 2013, the maximum level of California loans would be $24.5 million. As of December 31, 2013, we held $16.8 million of these indirect home improvement loans in California.
A significant portion of our business involves commercial business, commercial construction and commercial real estate lending which is subject to various risks that could adversely impact our results of operations and financial condition.

At December 31, 2013, our loan portfolio included $128.5 million of commercial real estate, commercial construction, multi-family real estate loans and commercial business loans, or 44.7% of our total gross loan portfolio, compared to $76.6 million, or 32.1%, at December 31, 2009. We have been increasing and intend to continue to increase, subject to market demand, the origination of commercial real estate and commercial business loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operations and income stream of the borrowers’ business and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.
Our renewed focus on these types of lending will increase the risk profile relative to traditional one-to-four-family lenders as we continue to implement our business strategy. Although commercial business and commercial real estate loans are intended to enhance the average yield of the earning assets, they do involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with one-to-four-family loans for a number of reasons. Among other factors, these loans involve larger balances to a single borrower or groups of related borrowers. Since commercial business, commercial construction and commercial real estate loans generally have large balances, if we make any errors in judgment in the collectability of these loans, we may need to significantly increase the provision for loan losses since any resulting charge‑offs will be larger on a per loan basis. Consequently, this could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets. See Item 1., “Business of 1st Security Bank of Washington - Lending Activities - Commercial Real Estate Lending” of this Form 10-K.
We are expanding the mortgage warehouse lending program which is subject to various risks that could adversely impact our results of operations and financial condition.

In October 2009, we commenced a mortgage warehouse lending program. Our mortgage warehouse lending program focuses on six Pacific Northwest mortgage banking companies. Short term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principle shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. As of

December 31, 2013, we had approved warehouse lending lines in varying amounts from $4.0 million to $9.0 million with each of the six companies, for an aggregate amount of $38.0 million. During the year ended December 31, 2013, we processed approximately 2,000 loans and funded approximately $453.8 million under this program. Our mortgage warehouse related gross revenues totaled $1.1 million for the year ended December 31, 2013. As of December 31, 2013, there was $4.0 million in warehouse lines outstanding, compared to $58.0 million approved in warehouse lending lines with $38.9 million outstanding at December 31, 2012.
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
Our lending limit may limit growth.

The Board of Directors have implemented a policy lending limit that it believes matches the Washington State legal lending limit. Our policy limits loans to one borrower and the borrower’s related entities to 20% of our unimpaired capital and surplus, or approximately $11.2 million at December 31, 2013. Management has adopted a limit of $9.0 million for risk mitigation purposes. These amounts are significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our lending limit from doing business with us. The lending limit also impacts the efficiency of our commercial lending operation because it tends to lower the average loan size, which means a higher number of transactions have to be generated to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms that are considered favorable.
We continue to expand residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.

To assist in expanding our residential construction lending program, we hired several new experienced construction lenders in the third quarter of 2011 with the focus of lending up to 100% of total risk-based capital in construction and development lending. Our residential construction lending program focuses on the origination of loans to builders, both pre-sold and speculative, for the purpose of constructing and selling primarily one-to-four-family residences within the market area. Our construction and development loans totaled $41.6 million, or 14.5%, of total gross loans at December 31, 2013. The Company's total risk-based capital was $67.2 million as of December 31, 2013.
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

In an effort to diversify our revenue streams and to generate additional income, we hired several experienced bankers to reintroduce in-house originations of residential mortgage loans through a mortgage banking program in 2012. We expect to hire additional staff throughout 2014 to continue loan volume growth. Our mortgage banking program, which started in the fourth quarter of 2011, is dependent upon our ability to originate and sell loans to investors. Mortgage revenues are primarily generated from gains on the sale of one-to-four-family residential loans underwritten to programs currently offered by Fannie Mae, Freddie Mac, FHA, VA, USDA Rural Housing and other non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. We sell loans on both a servicing retained and servicing released basis utilizing market execution analysis and customer relationships as the criteria. Any future changes in these programs, our eligibility to participate in these programs, the criteria for loans to be accepted or laws that significantly affect the activity of these entities could, in turn, materially adversely affect the success of our mortgage banking program and, consequently, our results of operations.
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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review loans and our historical loss and delinquency experience, and evaluates economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our allowance for loan losses was 1.8% of total gross loans, and 462.5% of non-performing loans at December 31, 2013, compared to 1.7% and 2.0% of total gross loans, and 246.5% and 195.1% of non-performing loans at December 31, 2012 and 2011, respectively. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.
The unseasoned nature of our commercial business, commercial construction and commercial real estate portfolios may result in difficulties in judging collectability, which may lead to additional provisions or charge-offs, which would reduce our profits.

During the periods from January 1, 2011 through December 31, 2013, we originated $152.9 million of loans with an outstanding balance of $102.0 million, as of December 31, 2013. As a result, a significant portion of the portfolio is relatively unseasoned and, although these loans are not to subprime borrowers, they may not have had sufficient time to perform to properly indicate the magnitude of potential losses. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.
Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2013, $20.8 million, or 7.2% of our total loan portfolio, was secured by first liens on one-to-four-family residential loans and our home equity lines of credit totaled $15.2 million or 5.3% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.
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
If we are unable to successfully integrate new personnel hired to grow our mortgage banking operations, our business may be adversely affected.

We have recently hired a number of experienced bankers in the area of residential mortgage banking. We expect to hire additional personnel in this area in order to successfully carryout our business plan. The difficulties in hiring and training new personnel include integrating personnel with different business backgrounds, and combining different corporate cultures, while retaining other key employees. The process of integrating personnel could cause an interruption of, or loss of momentum in our operations and the loss of customers and key personnel. In addition, we may not realize expected revenue increases and other projected benefits from the increased emphasis in this lending area. Any delays or difficulties encountered in connection with integrating and growing of this portion of our operations could have an adverse effect on our business and results of operations or otherwise adversely affect our ability to achieve the anticipated results.
Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i)  our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing and the Board of Governors of the Federal Reserve System has indicated it intends to maintain, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” of this Form 10-K.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” included herein.
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

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI. The FDIC and the DFI govern the activities in which we may engage, primarily for the protection of depositors and the DFI. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
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

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Financial institutions such as 1st Security Bank of Washington with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital.
The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the Volcker Rule). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are analyzing the impact of the Volcker Rule on our investment portfolio and we anticipate changes to our investment strategies, which could negatively affect our earnings.
The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.
Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.
The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for 1st Security Bank of Washington on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The application of these more stringent capital requirements for FS Bancorp, Inc. and 1st Security Bank of Washington could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, 1st Security Bank of Washington‘s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Regulation and Supervision - Federal Banking Regulation - New Capital Rule.”
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

While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.
If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders’ equity could decrease.

At December 31, 2013 we owned $1.7 million in FHLB of Seattle stock. We are required to own this stock to be a member of and to obtain advances from the FHLB. This stock is not marketable and can only be redeemed by our FHLB, with the permission of its regulators as the FHLB of Seattle is currently operating under a consent order entered into with its primary federal regulator. Our FHLB's financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2013, the Company had one administrative office, two loan origination office and seven full-service banking branch offices with an aggregate net book value of $13.8 million. The following table sets forth certain information concerning the offices at December 31, 2013. See also Note 5 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K. In the opinion of management, the facilities are adequate and suitable for the Company needs.

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2013 (1)
				(In thousands)
Canyon Park 22020 17th Ave SE, Suite 100 Bothell, WA 98021	2,997	Leased	May 2015 (2)	$16

Edmonds 620 Edmonds Way Edmonds, WA 98020	2,474	Owned	—	$1,482

Lynnwood 19002 33rd Ave W Lynnwood, WA 98036	3,000	Leased	June 2020	$174

Mountlake Terrace (Administrative) 6920 220th St SW Mountlake Terrace, WA 98043	39,535	Owned	—	$6,713

Poulsbo 21650 Market Place Poulsbo, WA 98370	3,498	Owned	—	$2,941

Puyallup 307 W Stewart St Puyallup, WA 98371	2,474	Owned	—	$1,374

Bellevue Home Lending 1110 112th Avenue NE, Suite 310 Bellevue, WA, 98004	4,068	Leased	December 2017	$53

Overlake 14808 NE 24th St, Suite D Redmond, WA 98052	2,331	Leased	May 2016	$196

Capitol Hill 614 Broadway East Seattle, WA 98102	5,100	Leased	December 2022	$804

Port Orchard Home Lending 1140 Bethel Avenue, Suite 202 Port Orchard, WA 98366	330	Leased	Month-to-Month	$65
________________
(1) Net book value includes investment in premises, equipment and leaseholds.
(2) Lease provides for one five-year renewal option.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Company at December 31, 2013 was $473,000. Management has a business continuity plan in place with respect to the data processing system, as well as the Company's operations as a whole.
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
Subsequent to the dismissal of the state court action, in the matter of McClain v 1st Security Bank of Washington, Cause No.: 13-CV-2277 RSM, was filed on December 19, 2013, by Charles McClain suing the Bank, four of its employees and its attorney in the U.S. District Court for the Western District of Washington. The suit arises out of the same facts as alleged in the previously dismissed state court action, referenced above. In this lawsuit, the Plaintiff alleges breach of contract, breach of bailment, civil conspiracy, violations of certain federal and state statutes and the Washington State Constitution, negligence, Civil Racketeer Influenced and Corrupt Organizations violation and sue process violations. The Plaintiff seeks damages of $8.8 million, the return of a wire transfer in the amount of $475,000 ceased by the Bank and/or its agents, consequential damages of $265.0 million, punitive damages of $26.3 million, and treble damages of $177.7 million. Although the lawsuit was filed in court, the Bank has not been lawfully served with process and has not filed an answer.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.” As of December 31, 2013, there were 3,240,125 shares of common stock issued and outstanding and approximately 167 shareholders of record, excluding allocated ESOP shares, persons or entities who hold stock in nominee or “street name” accounts with brokers. The Company has paid quarterly dividends to shareholders since the first quarter of 2013.

Stock Repurchases. The Company had no stock repurchases of its outstanding common stock during the fourth quarter of the year ended December 31, 2013.

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

Source: SNL Financial LC, Charlottesville, VA

	Periods Ended
Index	07/10/12	09/30/12	12/31/12	03/31/13	06/30/13	09/30/13	12/31/13
FS Bancorp, Inc.	100.00	107.49	129.57	158.34	180.36	170.83	172.84
S&P 500	100.00	107.92	107.51	118.91	122.37	128.79	142.33
SNL Bank $250M-$500M	100.00	99.97	105.02	120.43	125.08	134.16	142.60

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

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:

Total assets	$419,187	$359,030	$283,793	$292,334	$281,836
Loans receivable, net(1)	281,081	274,949	217,131	230,822	231,441
Loans held for sale	11,185	8,870	—	—	—
Securities available-for-sale, at fair value	56,239	43,313	26,899	7,642	603
FHLB stock	1,702	1,765	1,797	1,797	1,797
Deposits	336,876	288,949	246,418	243,957	230,985
Borrowings	16,664	6,840	8,900	21,900	25,900
Total equity	62,313	59,897	26,767	24,795	23,315

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$21,733	$18,787	$16,478	$17,333	$16,404
Total interest expense	2,178	2,363	3,006	3,886	4,521
Net interest income	19,555	16,424	13,472	13,447	11,883
Provision for loan losses	2,170	2,913	2,369	3,480	7,067
Net interest income after provision for loan losses	17,385	13,511	11,103	9,967	4,816
Fees and service charges	1,807	1,993	1,971	2,255	2,839
Gain on sale of loans	6,371	3,684	113	—	—
Gain on sale on assets	—	165	59	1,006	1,398
Gain on sale of investment securities	264	—	—	—	—
Other noninterest income	473	322	332	406	252
Total noninterest income	8,915	6,164	2,475	3,667	4,489
Total noninterest expense	20,361	16,477	12,033	12,032	13,879
Income (loss) before provision (benefit) for income taxes	5,939	3,198	1,545	1,602	(4,574)
Provision (benefit) for income tax	2,019	(2,097)	—	—	—
Net income (loss)	$3,920	$5,295	$1,545	$1,602	$(4,574)
_______________________
(1)     Net of allowances for loan losses, loans in process and deferred loan costs, fees, and discounts.

	At or For the
	Years Ended December 31,
	2013		2012		2011	2010	2009
Selected Financial Ratios and Other Data
Performance ratios:
Return on assets (ratio of net income (loss) to average total assets)	1.01%		1.64%		0.56%	0.60%	(1.75)%
Return on equity (ratio of net income (loss) to average equity)	6.43		12.71		5.92	6.54	(16.84)
Yield on average interest-earning assets	5.93		6.21		6.35	6.86	6.62
Rate paid on average interest-bearing liabilities	0.77		0.94		1.31	1.75	2.12
Interest rate spread information:
Average during period	5.16		5.27		5.04	5.11	4.50
Net interest margin(1)	5.33		5.43		5.19	5.32	4.79
Operating expense to average total assets	5.27		5.12		4.35	4.49	5.32
Average interest-earning assets to average
interest-bearing liabilities	129.73		120.34		112.90	113.98	116.01
Efficiency ratio(2)	71.52		72.95		75.46	70.31	84.77
Margin on loans held for sale (3)	2.37		2.47		—	—	—

Asset quality ratios:
Non-performing assets to total assets at end of period(4)	0.77%		1.13%		2.43%	3.45%	4.64%
Non-performing loans to total gross loans(5)	0.38		0.68		1.01	2.66	3.12
Allowance for loan losses to non-performing loans(5)	462.49		246.48		195.11	93.70	99.34
Allowance for loan losses to gross loans receivable	1.77		1.68		1.97	2.50	3.10

Capital ratios:
Equity to total assets at end of period	14.87%		16.68%		9.43%	8.48%	8.27%
Average equity to average assets	15.78		12.93		9.44	9.13	10.40

Other data:
Number of full service offices	7		6		6	6	8
Full-time equivalent employees	158		130		86	79	84

Net income per common share:
Basic	$1.29		$1.76		nm(6)	nm(6)	nm(6)
Diluted	$1.29		$1.76		nm(6)	nm(6)	nm(6)

Book values:
Book value per common share	$20.55	(8)	$19.92	(7)	nm(6)	nm(6)	nm(6)
____________
(1)    Net interest income divided by average interest earning assets.
(2)    Total noninterest expense as a percentage of net interest income and total other noninterest income.
(3)    Mortgage loan program started in 2012; no activity related to loans held for sale in prior years.

(4)	Non-performing assets consists of non-performing loans (which include non-accruing loans and accruing loans more than 90 days past due), foreclosed real estate and other repossessed assets.
(5)    Non-performing loans consists of non-accruing loans and accruing loans more than 90 days past due.

(6)	Not meaningful as the Company completed the stock offering on July 9, 2012.

(7)	Book value per common share was calculated using shares outstanding of 3,240,125 at December 31, 2012, less unallocated ESOP shares of 233,289.

(8)	Book value per common share was calculated using shares outstanding of 3,240,125 at December 31, 2013, less unallocated ESOP shares of 207,368.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

FS Bancorp, Inc. and its subsidiary bank, 1st Security Bank of Washington have been serving the Puget Sound area since 1936. Originally chartered as a credit union, and known as Washington’s Credit Union, the credit union served various select employment groups. On April 1, 2004, the credit union converted to a Washington state-chartered mutual savings bank. The charter conversion enabled the Bank to more effectively compete in the local market area with commercial banks and thrifts, and provided the Company with the ability to raise capital for growth purposes. With the completion of the Company’s initial public offering in 2012, management believes the Company is positioned to take advantage of the business opportunities that may exist in its market area. As of December 31, 2013, the Company assets totaled $419.2 million, and operations are conducted through seven locations, along with the Mountlake Terrace headquarters.

Beginning in 2007, adverse economic conditions, including increased levels of unemployment, depressed real estate values and the loss of major employers in our market area, such as Washington Mutual, reduced our rate of growth, affected customers’ ability to repay loans and adversely impacted the Bank’s financial condition and earnings. As a result of the foregoing, during 2008 and 2009, like many financial institutions, the Bank was faced with large loan loss provisions and charge-offs to address asset quality issues associated with the adverse economic conditions. During the years ended December 31, 2009 and 2008, the Bank experienced net losses of $4.6 million, and $3.8 million before returning to profitability in 2010.

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
The Company is a diversified lender with a focus on the origination of home improvement loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of the Company’s lending strategy. As of December 31, 2013, consumer loans represented 42.7% of the total portfolio, with indirect home improvement and solar loans representing 88.0% of the total consumer loan portfolio.
Indirect home improvement lending is reliant on the Company’s relationships with home improvement contractors and dealers. the Company’s indirect home improvement contractor/dealer network is currently comprised of approximately 131 active contractors and dealers with businesses located throughout Washington, Oregon and California, with approximately three contractors/dealers responsible for a majority or 58.2% of this loan volume. The Company began originating consumer indirect loans in the state of California in 2012 with $2.5 million in these loans originated during 2012. In 2013, the Company originated $22.2 million in the State of California and held $16.8 million in California originated consumer loans as of December 31, 2013. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans in California. As of December 31, 2013, the limit would be $24.5 million. See Item 1A., “Risk Factors – Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers" of this Form 10-K.
In 2012, an emphasis was placed on diversifying lending products by expanding commercial real estate, commercial business and residential construction lending, while maintaining the current size of the consumer loan portfolio. The Company’s lending strategies are intended to take advantage of: (1) historical strength in indirect consumer lending, (2) recent market dislocation that has created new lending opportunities and the availability of experienced bankers, and (3) strength in relationship lending. Retail deposits will continue to serve as an important funding source. See Item 1A., “Risk Factors – Risks Related to Our Business” in this Form 10-K.

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
The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. Earnings are also affected by the Company’s provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.
Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of other real estate owned and the need for a valuation allowance related to the deferred tax asset. The Company’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.

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

Deferred tax assets are deferred tax liabilities attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. As of December 31, 2013, the Company had net deferred tax assets of $816,000 and determined that no valuation allowance was required. As of December 31, 2012, the Company had net deferred tax assets of $1.9 million and determined that no valuation allowance was required.
Our Business and Operating Strategy and Goals

The Company’s primary objective is to operate 1st Security Bank of Washington as a well capitalized, profitable, independent, community-oriented financial institution, serving customers in the primary market area. The Company’s strategy is to provide innovative products and superior service to small businesses, industry and geographic niches, and individuals in the primary market area. The Company’s primary market area is defined generally as the greater Puget Sound market area. Services are currently provided to communities through the main office and six full-service banking centers. These banking centers are supported with 24/7 access to on-line banking and participation in a worldwide ATM network.
The board of directors has sought to accomplish the Company’s objective through the adoption of a strategy designed to improve profitability, a strong capital position and high asset quality. This strategy primarily involves:
Growing and diversifying the loan portfolio and revenue streams. The Company intends to transition lending activities from a predominantly consumer-driven model to a more diversified consumer and business model by emphasizing three key lending initiatives: expansion of commercial business lending programs, including the warehouse lending program, through which the Company funds third party mortgage bankers; reintroduction of in-house originations of residential mortgage loans, primarily for sale into the secondary market, through a mortgage banking program; and commercial real estate lending. Additionally, the Company will seek to diversify the loan portfolio by increasing lending to small businesses in the market area, as well as residential construction lending.
Maintaining and improving asset quality.  The Company believes that strong asset quality is a key to long-term financial success. The percentage of non-performing loans to total loans was 0.4% at December 31, 2013, down from 0.7% at December 31, 2012, and 1.0% at December 31, 2011. The Company’s percentage of non-performing assets to total assets was 0.8% at December 31, 2013, down from 1.1% at December 31, 2012 and 2.4% at December 31, 2011. The Company has actively managed the delinquent loans and non-performing assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Company also began emphasizing consumer loan originations to borrowers with higher credit scores, generally credit scores over 720 (although the policy allows us to go lower), which has led to lower charge-offs in recent periods. Although the Company intends to grow the loan portfolio by expanding commercial real estate and commercial business lending, the Company intends to manage credit exposures through the use of experienced bankers in this area and a conservative approach to lending.
Emphasizing lower cost core deposits to reduce the costs of funding loan growth. The Company offers personal and business checking accounts, NOW accounts and savings and money market accounts, which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. In order to build a core deposit base, the Company is pursuing a number of strategies. First, a diligent attempt to recruit all commercial loan customers to maintain a deposit relationship with the Company, generally a business checking account relationship to the extent practicable, for the term of their loan. Second, interest rate promotions are provided on savings and checking accounts from time to time to encourage the growth of these types of deposits.
Capturing customers’ full relationship. The Company offers a wide range of products and services that provide diversification of revenue sources and solidify the relationship with the Bank’s customers. The Company focuses on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. As part of the commercial lending process cross-selling the entire business banking relationship, including deposit relationships and business banking products, such as online cash management, treasury management, wires, direct deposit, payment processing and remote deposit capture. The Company’s mortgage banking program also will provide opportunities to cross-sell products to new customers.
Expanding the Company’s markets. In addition to deepening relationships with existing customers, the Company intends to expand business to new customers by leveraging the Company’s well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. The Company also intends to pursue expansion in market areas through selective growth of the branch network. In 2013, the Company opened a de novo branch in the Capitol Hill market of Seattle. The Company may also consider the acquisition of other financial institutions or branches of other banks in the Puget Sound market area although currently no specific transactions are planned.
Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Assets. Total assets increased $60.2 million, or 16.8%, to $419.2 million at December 31, 2013 from $359.0 million at December 31, 2012. The increase in assets was primarily the result of an increase in total cash and cash equivalents of $31.7 million, securities available-for-sale of $12.9 million, bank owned life insurance of $6.4 million, loans receivable, net of $6.1 million and loans held for sale of $2.3 million.
Loans receivable, net, increased $6.2 million, or 2.2%, to $281.1 million at December 31, 2013 from $274.9 million at December 31, 2012. The increase in loans receivable, net was primarily a result of an increase in real estate loans of $17.5 million, consumer loans of $14.0 million, partially offset by a $24.2 million decrease in commercial business loans. Commercial business loans decreased $24.2 million, or 33.0%, to $49.2 million at December 31, 2013 from $73.5 million at December 31, 2012, as a result of reductions in the utilization of warehouse lending lines of credit. As of December 31, 2013, there was $4.0 million in warehouse lines outstanding, compared to $38.9 million outstanding at December 31, 2012. The warehouse lending business is closely correlated with home lending interest rates and as home lending rates increased in the second half of 2013, refinancing activity was significantly curtailed and utilization of warehouse lending lines subsided.
Approximately $9.3 million in consumer marine loans were sold in the fourth quarter of 2013 to reduce interest rate risk and monetize the origination capabilities of the consumer platform. A $166,000 in pre-tax gain was recognized in the fourth quarter of 2013, net of $35,000 in off-balance sheet reserves established for the limited recourse provisions of the sale.
The Company’s allowance for loan losses at December 31, 2013 was $5.1 million, or 1.8% of gross loans receivable, compared to $4.7 million, or 1.7% of gross loans receivable, at December 31, 2012. Growth in loan balances partially offset by improved asset quality was the primary reason for increases in the allowance.
Non-performing loans, consisting of non-accruing loans and accruing loans more than 90 days delinquent, decreased $805,000, or 42.2%, to $1.1 million at December 31, 2013 from $1.9 million at December 31, 2012. At December 31, 2013, the Company’s non-performing loans consisted of $567,000 of commercial real estate loans,

$172,000 of home equity loans, $104,000 of one-to-four-family loans, and $258,000 of consumer loans. Non-performing loans to total loans decreased to 0.4% at December 31, 2013 from 0.7% at December 31, 2012. Real estate owned totaled $2.1 million at December 31, 2013, unchanged from December 31, 2012.
At December 31, 2013, the Company also had $815,000 in restructured loans, of which all were performing in accordance with their revised terms and returned to accrual status. See Item 1., “Business – Lending Activities – Asset Quality” of this Form 10-K for additional information regarding the Company’s non-performing loans.
Liabilities. Total liabilities increased $57.7 million, or 19.3%, to $356.9 million at December 31, 2013, from $299.1 million at December 31, 2012, primarily due to a $47.9 million increase in deposits. The increase in deposits was due to a $25.5 million, or 24.4%, increase in certificate of deposit accounts, a $14.0 million, or 23.9%, increase in noninterest-bearing and interest-bearing checking accounts, a $4.9 million, or 4.3%, increase in money market accounts, and a $3.5 million, or 29.9%, increase in savings accounts. The increase in deposits was due primarily to management’s direct marketing of transactional accounts to its existing customer base as part of its continued focus on core deposits.
The Company’s total borrowings, which consisted of FHLB advances, increased $9.8 million, or 143.6%, to $16.7 million at December 31, 2013 from $6.8 million at December 31, 2012. The increase in borrowings was primarily related to managing the Company's long-term interest rate risk.
Equity. Total equity increased $2.4 million, or 4.0%, to $62.3 million at December 31, 2013 from $59.9 million at December 31, 2012. The increase in equity from December 31, 2012 was predominantly a result of net income of $3.9 million, and $442,000 in fair market value related to the release of ESOP shares, partially offset by dividends paid during the year of $451,000 and a decline of $1.5 million in accumulated other comprehensive income representing an increase in the unrealized loss on securities available-for-sale.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2013. Income and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31,	Years Ended December 31,
	2013	2013			2012			2011
	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	5.96%	$283,107	$20,264	7.16%	$244,680	$17,908	7.32%	$217,859	$16,191	7.43%
Loans held for sale	4.67	13,778	527	3.82	3,666	149	4.06	—	—	—
Mortgage-backed securities	1.81	21,668	390	1.80	16,863	321	1.90	1,830	37	2.02
Investment securities	1.93	24,866	480	1.93	18,749	363	1.94	11,556	190	1.64
FHLB stock	0.31	1,738	1	0.06	1,792	—	—	1,797	—	—
Other(2)	0.31	21,397	71	0.33	16,780	46	0.27	26,525	60	0.23
Total interest-earning assets (1)	4.83%	366,554	21,733	5.93%	302,530	18,787	6.21%	259,567	16,478	6.35%

Interest-bearing liabilities:
Savings and money market	0.40%	130,545	535	0.41%	122,689	585	0.48%	102,945	770	0.75%
Interest-bearing checking	0.13	23,257	34	0.15	21,406	52	0.24	18,124	92	0.51
Certificates of deposit	1.27	112,305	1,409	1.25	99,653	1,571	1.58	103,297	1,964	1.90
Borrowings	1.41	16,451	200	1.22	7,642	155	2.03	5,744	180	3.13
Total interest-bearing liabilities	0.80%	282,558	2,178	0.77%	251,390	2,363	0.94%	230,110	3,006	1.31%

Net interest income			$19,555			$16,424			$13,472
Net interest rate spread	4.03%			5.16%			5.27%			5.04%
Net earning assets		$83,996			$51,140			$29,457
Net interest margin	N/A			5.33%			5.43%			5.19%
Average interest-earning assets to average interest-bearing liabilities		129.73%			115.43%			112.80%
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

	Years Ended December 31, 2013 vs. 2012			Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans receivable, net(1)	$2,812	$(456)	$2,356	$1,993	$(276)	$1,717
Loans held for sale	411	(33)	378	149	—	149
Mortgage-backed securities	91	(22)	69	304	(20)	284
Investment securities	118	(1)	117	118	55	173
FHLB stock	—	1	1	—	—	—
Other(2)	13	12	25	(22)	8	(14)
Total interest-earning assets(1)	$3,445	$(499)	2,946	$2,542	$(233)	2,309

Interest-bearing liabilities:
Savings and money market	$37	$(87)	$(50)	$148	$(333)	$(185)
Interest-bearing checking	4	(22)	(18)	17	(57)	(40)
Certificates of deposit	199	(361)	(162)	(69)	(324)	(393)
Borrowings	179	(134)	45	59	(84)	(25)
Total interest-bearing liabilities	$419	$(604)	(185)	$155	$(798)	(643)

Net change in interest income			$3,131			$2,952
____________________
(1) The average loans receivable, net balances include non-accruing loans.
(2) Includes interest-bearing deposits at other financial institutions.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

General. Net income for the year ended December 31, 2013 decreased $1.4 million to $3.9 million, compared to $5.3 million for the year ended December 31, 2012. Net income for 2012 included a $2.3 million reversal of substantially all the valuation allowance for deferred tax assets while there was no similar reversal in 2013. The provision for loan losses decreased $743,000, or 25.5%, during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Net Interest Income. Net interest income before the provision for loan losses increased $3.1 million to $19.5 million for the year ended December 31, 2013 compared to $16.4 million for the year ended December 31, 2012. The increase in net interest income was attributable to a $2.9 million increases in interest income resulting from an increase in average loans receivable over the last year and a reduction in deposit interest expense of $230,000, primarily due to a reduction in overall cost of funds.

The Company’s net interest margin decreased 10 basis points to 5.33% for the year ended December 31, 2013, from 5.43% for the prior year. The decrease reflects the increase in average interest earning assets during the period, including increased lower yielding cash and cash equivalents and investment securities available to fund projected loan growth. Diversified loan growth continues to pressure the net interest margin as real estate and business loans have a lower yield than consumer loan products. The cost of average interest-bearing liabilities decreased 17 basis points to 0.77% for the year ended December 31, 2013 compared to 0.94% for the prior year primarily due to a reduction in deposit rates. The decline was primarily related to the repricing of the money market accounts and certificates of deposit to lower current rates during the year ended December 31, 2013.

Interest Income. Total interest income for the year ended December 31, 2013 increased $2.9 million, or 15.7%, to $21.7 million, from $18.8 million for the year ended December 31, 2012. The increase during the year was primarily attributable to an increase in net loans receivable over the last year.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013		2012		Increase in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$283,107	7.16%	$244,680	7.32%	$2,356
Loans held for sale	13,778	3.82	3,666	4.06	378
Mortgage-backed securities	21,668	1.80	16,863	1.90	69
Investment securities	24,866	1.93	18,749	1.94	117
FHLB stock	1,738	0.06	1,792	—	1
Cash and due from banks(2)	21,397	0.33	16,780	0.27	25
Total interest-earning assets	$366,554	5.93%	$302,530	6.21%	$2,946

____________________
(1) The average loans receivable, net balances include non-accruing loans.
(2) Includes interest-bearing deposits at other financial institutions.

Interest Expense. Interest expense decreased $185,000, or 7.8%, to $2.2 million for the year ended December 31, 2013, from $2.4 million for the year ended December 31, 2012. As a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased 17 basis points to 0.77% for the year ended December 31, 2013, compared to 0.94% for the year ended December 31, 2012. The decrease was primarily due to a decline in rates paid on certificates of deposits and savings and money market accounts, partially offset by the higher average balances for certificates of deposits, savings and money market accounts. The average balance of total interest-bearing liabilities increased $31.2 million, or 12.4%, to $282.6 million for the year ended December 31, 2013 from $251.4 million for the year ended December 31, 2012.

The following table details average balances for cost of funds and the change in interest expense for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013		2012		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)

Savings and money market	$130,545	0.41%	$122,689	0.48%	$(50)
Interest-bearing checking	23,257	0.15	21,406	0.24	(18)
Certificates of deposit	112,305	1.25	99,653	1.58	(162)
Borrowings	16,451	1.22	7,642	2.03	45
Total interest-bearing liabilities	$282,558	0.77%	$251,390	0.94%	$(185)

Provision for Loan Losses. In connection with its analysis of the loan portfolio for the year ended December 31, 2013, management determined that a provision for loan losses of $2.2 million was required for the year ended December 31, 2013, compared to a provision for loan losses of $2.9 million established for the year ended December 31, 2012. The $743,000 decrease in the provision primarily relates to improvement in asset quality as both non-accrual and substandard loans decreased during the year. Non-performing loans were $1.1 million or 0.4% of total loans at December 31, 2013, compared to $1.9 million, or 0.7% of total loans at December 31, 2012. Management considers the allowance for loan losses at December 31, 2013 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2013 and 2012:

	At or For the Years Ended December 31,
	2013	2012
	(Dollars in thousands)

Provision for loan losses	$2,170	$2,913
Net charge-offs	$1,776	$2,560
Allowance for loan losses	$5,092	$4,698
Allowance for loan losses as a percentage of total gross loans receivable at the end of the year	1.8%	1.7%
Non-accrual and 90 days or more past due loans	$1,101	$1,906
Allowance for loan losses as a percentage of non-performing loans at end of year	462.5%	246.5%
Non-accrual and 90 days or more past due loans as a percentage of gross loans receivable at the end of the year	0.4%	0.7%
Total gross loans	$287,216	$279,930

Noninterest Income. Noninterest income increased $2.8 million, or 44.6%, to $8.9 million for the year ended December 31, 2013 from $6.2 million for the year ended December 31, 2012. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)

Service charges and fee income	$1,807	$1,993	$(186)	(9.3)%
Gain on sale of loans	6,371	3,684	2,687	72.9
Gain on sale of investment securities	264	165	99	60.0
Other noninterest income	473	322	151	46.9
Total noninterest income	$8,915	$6,164	$2,751	44.6%

Noninterest income increased during the year ended December 31, 2013, primarily as a result of gains associated with the sale of mortgage loans to the secondary market as part of the Company's mortgage lending operations, and service charges and fee income.

Noninterest Expense. Noninterest expense increased $3.9 million, or 23.6%, to $20.4 million for the year ended December 31, 2013 compared to $16.5 million for the year ended December 31, 2012. The following table provides an analysis of the changes in the components of noninterest expense:

	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)

Salaries and benefits	$10,886	$8,495	$2,391	28.1%
Operations	3,026	2,530	496	19.6
Occupancy	1,549	1,232	317	25.7
Data processing	1,105	1,055	50	4.7
OREO fair value write-downs, net of loss on sales	518	847	(329)	(38.8)
OREO expenses	132	184	(52)	(28.3)
Loan costs	1,336	867	469	54.1
Professional and board fees	1,193	618	575	93.0
FDIC insurance	251	257	(6)	(2.3)
Marketing and advertising	474	280	194	69.3
Impairment (recovery) of loss on servicing rights	(109)	112	(221)	(197.3)
Total noninterest expense	$20,361	$16,477	$3,884	23.6%

Salaries and benefits increased $2.4 million, or 28.1%, to $10.9 million for the year ended December 31, 2013, from $8.5 million for the prior year, primarily as a result of the hiring of additional employees in mortgage-related lending, and loan serving and operations areas. Commission based expenses increased to $2.2 million during 2013 as a direct result of the growth in the Company's mortgage lending operations and residential construction lending. At December 31, 2013 the Company employed 158 full-time equivalent employees compared to 130 at December 31, 2012. Professional and board fees increased $575,000, or 93.0%, related primarily to increased expenses associated with public reporting obligations. Operations expense increased $496,000, or 19.6% partially due to an increase in costs associated with increased staff, new lending programs, and excise taxes. Loan costs increased $469,000, or 54.1%, related primarily to increased lending activities, and loan servicing costs. Occupancy expense increased $317,000, or 25.7%, primarily as a result of opening a new retail branch location, and adding additional employees at the corporate office location. Marketing and advertising fees increased $194,000, or 69.3%, related primarily to increased product advertising and brand awareness. Offsetting these increases were decreases in OREO fair value write-downs of $329,000, or 38.8%, and recoveries of impairment losses of $221,000, or 197.3%, during the current year.

The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 71.5% for the year ended December 31, 2013, compared to 73.0% for the year ended December 31, 2012. The improvement in the efficiency ratio was primarily attributable to an increase in net interest income and total other noninterest income. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate income.

Provision for Income Tax. During the year ended December 31, 2013, the Company recorded a provision for income tax expense of $2.0 million on pre-tax income compared to a $2.1 million income tax benefit for the year ended December 31, 2012. Net income for 2012 included a $2.3 million reversal of substantially all the valuation allowance for deferred tax assets while there was no similar reversal in 2013. The effective tax rate for the  year ended December 31, 2013 was 34.0% compared to a benefit for the year ended December 31, 2012, as a result of reversing the valuation allowance against the deferred tax assets. As of December 31, 2013 and 2012, the net deferred tax asset was $816,000, and $1.9 million, respectively.

Asset and Liability Management and Market Risk

Risk When Interest Rates Change. The rates of interest the Company earns on assets and pays on liabilities generally is established contractually for a period of time. Market rates change over time. Like other financial institutions, the Company’s results of operations are impacted by changes in interest rates and the interest rate sensitivity of the Company’s assets and liabilities. The risk associated with changes in interest rates and the Company’s ability to adapt to these changes is known as interest rate risk and is the most significant market risk.
How The Company Measures Risk of Interest Rate Changes. As part of an attempt to manage exposure to changes in interest rates and comply with applicable regulations, the Company monitors interest rate risk. In doing so, the Company analyzes and manages assets and liabilities based on their interest rates and payment streams, timing of maturities, repricing opportunities, and sensitivity to actual or potential changes in market interest rates.
The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, reprice more rapidly or at different rates than the interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on the Company’s results of operations, the Company has adopted an Asset and Liability Management Policy. The board of directors sets the asset and liability policy for the Bank, which is implemented by the asset/liability committee (“ALCO”), an internal management committee. The board level oversight for ALCO is performed by the audit committee of the board of directors.
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
A key element of the Bank’s asset/liability management plan is to protect net earnings by managing the maturity or repricing mismatch between interest-earning assets and rate-sensitive liabilities. The Company seeks to accomplish this by extending funding maturities through wholesale funding sources, including the use of FHLB advances and brokered certificates of deposit, and through asset management, including the use of adjustable-rate loans and selling certain fixed-rate loans in the secondary market.

As part of the efforts to monitor and manage interest rate risk, a number of indicators are used to monitor overall risk. Among the measurements are:
Market Risk. Market risk is the potential change in the value of investment securities if interest rates change. This change in value impacts the value of the Company and the liquidity of the securities. Market risk is controlled by setting a maximum average maturity/average life of the securities portfolio to 10 years.
Economic Risk. Economic risk is the risk that the underlying value of a bank will change when rates change. This can be caused by a change in value of the existing assets and liabilities (this is called Economic Value of Equity or EVE) or a change in the earnings stream (this is caused by interest rate risk). The Company takes economic risk primarily when fixed rate loans are made, or purchase fixed-rate investments, or issue long term certificates of deposit or take fixed-rate FHLB advances. It is the risk that interest rates will change and these fixed-rate assets and liabilities will change in value. This change in value usually is not recognized in the earnings, or equity (other than marking to market securities available-for-sale or fair value adjustments on loans held for sale). The change is recognized only when the assets and liabilities are liquidated. Although the change in market value is usually not recognized in earnings or in capital, the impact is real to the long-term value of 1st Security Bank of Washington. Therefore, the Company will control the level of economic risk by limiting the amount of long-term, fixed-rate assets the Company will have and by setting a limit on concentrations and maturities of securities.
Interest Rate Risk. If the Federal Reserve Board changes the Federal Funds rate 100, 200 or 300 basis points, the Bank policy dictates that a change in net interest income should not change more that 7.5%, 15% and 30%, respectively.
The table presented below, as of December 31, 2013, is an analysis prepared for 1st Security Bank of Washington by Olson Research Associates, Inc. utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. Given the low interest rate environment reduction in rates by 200 and 300 basis points are not reported. The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur. The current federal funds rate is 0.25% making a 200 and 300 basis point decrease impossible.

	December 31, 2013
Change in Interest Rates in Basis Points	Net Interest Income
	Amount	Change	Change
(Dollars in thousands)	(Dollars in thousands)
300bp	$21,416	$(156)	(0.72)%
200bp	21,549	(23)	(0.11)
100bp	21,583	10	0.05
0bp	21,572	—	—
(100)bp	20,249	(1,323)	(6.13)

In managing the assets/liability mix the Company typically places an equal emphasis on maximizing net interest margin and matching the interest rate sensitivity of the assets and liabilities. From time to time, however, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, the Company may place somewhat greater emphasis on maximizing net interest margin than on strictly matching the interest rate sensitivity of the assets and liabilities. Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of the asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that 1st Security Bank of Washington’s level of interest rate risk is acceptable under this approach.
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
Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances and cash flows from loan payments and maturing securities.
As of December 31, 2013, the Bank’s total borrowing capacity was $43.1 million with the FHLB of Seattle, with unused borrowing capacity of $26.4 million at that date. In addition to the availability of liquidity from the FHLB of Seattle, the Bank maintained a short-term borrowing line, with a current limit of $75.3 million at December 31, 2013, with the Federal Reserve Bank. As of December 31, 2013, $16.7 million in FHLB advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit. Our borrowing capacity is subject to certain collateral requirements in accordance with the borrowing agreements. The Bank had a $6.0 million unsecured, variable rate, overnight short-term borrowing line of credit with Pacific Coast Bankers' Bank, of which none was outstanding at December 31, 2013. The Bank also had a $11.0 million unsecured Fed Funds line of credit with a large financial institution of which none was outstanding at December 31, 2013. The Bank’s Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $66.4 million as of December 31, 2013. Total brokered deposits as of December 31, 2013 were $16.9 million.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2013, the approved outstanding loan commitments, including unused lines of credit, amounted to $114.9 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2013, totaled $50.5 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with 1st Security Bank of Washington.
As further detailed on the Consolidated Statements of Cash Flows, included in Item 8., "Financial Statements and Supplementary Data," of this Form 10-K, for the year ended December 31, 2013, cash and cash equivalents increased $31.7 million, or 336.5%, from $6.8 million as of December 31, 2012 to $38.5 million as of December 31, 2013. Cash used in operating activities of $6.1 million and cash used in investing activities of $31.7 million were partially funded by cash from financing activities of $57.3 million for the year ended December 31, 2013. Primary sources of cash included $244.0 million from sale of loans held for sale, a $47.9 million increase in deposits, $14.0 million from sales, maturities and calls on investment securities and $18.0 million from the sale of portfolio loans. The sources of cash were partially offset by $242.0 million in loans held for sale originated, $26.6 million of portfolio loans originated, net of principal collections, $29.3 million in purchases of investment securities, and $6.0 million in the purchase of bank owned life insurance.
Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, 1st Security Bank of Washington engages in a variety of financial transactions that are not recorded in the Company’s consolidated financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2013, the Company engaged in no off-balance sheet transactions likely to have a material effect on the Company’s financial condition, results of operations or cash flows.
A summary of off-balance sheet commitments to extend credit at December 31, 2013, was as follows:

Off-balance sheet loan commitments:	(In thousands)

Real estate secured	$43,959
Commercial business loans	52,344
Home equity loans and lines of credit	12,452
Consumer loans	6,162
Total loan commitments	$114,917

The Company completed a sale of 247 consumer marine loans totaling $9.3 million on December 14, 2013 and at that time, established a $35,000 recourse reserve based on a three year average loss factor of 0.75% per year for marine loans. The three year look back period was used given the limited loss history associated with the Company’s current marine portfolio. The asset quality recourse reserve will remain in effect until June 14, 2014, the recourse period under the loan sale agreement which requires that the Company repurchase and replace any loan that is past due greater than 60 days during the recourse period.

Capital Resources

At December 31, 2013, the Company's equity totaled $62.3 million. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities and to meet regulatory capital guidelines. 1st Security Bank of Washington is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2013, 1st Security Bank of Washington exceeded these requirements as of that date. Consistent with the goals to operate a sound and profitable organization, the Company’s policy is for 1st Security Bank of Washington to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at December 31, 2013, 1st Security Bank of Washington was considered to be well-capitalized. See Item 1., “Business – How We Are Regulated - Regulatory Capital Requirements” of this Form 10-K.

FS Bancorp, Inc. is subject to minimum capital requirements under the BHC Act. Based upon the December 31, 2013 financial statements, the Company’s capital ratios are as follows:

The Company’s capital amounts and ratios at December 31, 2013 are presented in the following table.

					To be Well Capitalized Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	$67,157	20.26%	$26,512	8.00%	$33,140	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$63,001	19.01%	$13,256	4.00%	$19,884	6.00%
Tier 1 leverage capital
(to average assets)	$63,001	15.50%	$16,263	4.00%	$20,329	5.00%

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014 - 04, Receivables - Trouble Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. Effective for fiscal years, and interim reporting periods within those annual periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data

FS BANCORP, INC. AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
FS Bancorp, Inc.
Mountlake Terrace, Washington

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Bellingham, Washington
March 28, 2014

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2013 AND 2012

(Dollars in thousands, except share data)

	2013	2012
ASSETS
Cash and due from banks	$1,425	$4,003
Interest-bearing deposits at other financial institutions	39,660	5,410
Securities available-for-sale, at fair value	56,239	43,313
Federal Home Loan Bank stock, at cost	1,702	1,765
Loans held for sale	11,185	8,870
Loans receivable, net	281,081	274,949
Accrued interest receivable	1,261	1,223
Premises and equipment, net	13,818	12,663
Other real estate owned ("OREO")	2,075	2,127
Deferred tax asset	816	1,927
Bank owned life insurance ("BOLI")	6,369	—
Other assets	3,556	2,780
TOTAL ASSETS	$419,187	$359,030
LIABILITIES
Deposits
Noninterest-bearing accounts	$45,783	$34,165
Interest-bearing accounts	291,093	254,784
Total deposits	336,876	288,949
Borrowings	16,664	6,840
Other liabilities	3,334	3,344
Total liabilities	356,874	299,133
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,240,125 shares issued and outstanding at December 31, 2013, and December 31, 2012	32	32
Additional paid-in capital	30,097	29,894
Retained earnings	35,215	31,746
Accumulated other comprehensive (loss) income	(898)	597
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(2,133)	(2,372)
Total stockholders' equity	62,313	59,897
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$419,187	$359,030

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

(Dollars in thousands, except per share data)
	2013	2012
INTEREST INCOME
Loans receivable	$20,791	$18,057
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	942	730
Total interest income	21,733	18,787
INTEREST EXPENSE
Deposits	1,978	2,208
Borrowings	200	155
Total interest expense	2,178	2,363
NET INTEREST INCOME	19,555	16,424
PROVISION FOR LOAN LOSSES	2,170	2,913
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,385	13,511
NONINTEREST INCOME
Service charges and fee income	1,807	1,993
Gain on sale of loans	6,371	3,684
Gain on sale of investment securities	264	165
Other noninterest income	473	322
Total noninterest income	8,915	6,164
NONINTEREST EXPENSE
Salaries and benefits	10,886	8,495
Operations	3,026	2,530
Occupancy	1,549	1,232
Data processing	1,105	1,055
OREO fair value write-downs, net of loss on sales	518	847
OREO expenses	132	184
Loan costs	1,336	867
Professional and board fees	1,193	618
FDIC insurance	251	257
Marketing and advertising	474	280
Impairment (recovery) of loss on servicing rights	(109)	112
Total noninterest expense	20,361	16,477
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAX	5,939	3,198
PROVISION (BENEFIT) FOR INCOME TAX	2,019	(2,097)
NET INCOME	$3,920	$5,295
Basic earnings per share	$1.29	1.76
Diluted earnings per share	$1.29	1.76

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

(In thousands)

	2013	2012
Net Income	$3,920	$5,295
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) arising during period	(2,003)	754
Income tax benefit (provision) related to unrealized gains	682	(256)
Reclassification adjustment for realized gains included in net income	(264)	(165)
Income tax provision related to reclassification for realized gains	90	56
Change in valuation allowance	—	(108)
Other comprehensive gain (loss), net of tax	(1,495)	281
COMPREHENSIVE INCOME	$2,425	$5,576

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

(Dollars in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Unearned
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	ESOP Shares	Total Equity
BALANCE, January 1, 2012	—	$—	$—	$26,451	$316	$—	$26,767
Net income	—	—		5,295		—	5,295
Other comprehensive income, net of tax	—	—		—	281	—	281
Proceeds from public offering, net of expenses	3,240,125	32	29,873	—	—	—	29,905
ESOP shares purchased	—	—	—	—	—	(2,636)	(2,636)
ESOP shares allocated	—	—	21	—	—	264	285
BALANCE, December 31, 2012	3,240,125	$32	$29,894	$31,746	$597	$(2,372)	$59,897
BALANCE, January 1, 2013	3,240,125	$32	$29,894	$31,746	$597	$(2,372)	$59,897
Net income	—	—	—	3,920	—	—	3,920
Dividends paid ($0.15 per share)	—	—	—	(451)	—	—	(451)
Other comprehensive loss, net of tax	—	—	—	—	(1,495)	—	(1,495)
ESOP shares allocated	—	—	203	—	—	239	442
BALANCE, December 31, 2013	3,240,125	$32	$30,097	$35,215	$(898)	$(2,133)	$62,313

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

(In thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,920	$5,295
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,170	2,913
Depreciation, amortization and accretion	2,222	972
ESOP compensation expense for allocated shares	442	285
Provision for deferred income taxes	1,924	1,082
Valuation allowance on deferred income taxes	—	(3,317)
Increase in cash surrender value of BOLI	(369)	—
Gain on sale of loans and loans held for sale	(5,828)	(3,502)
Gain on sale of portfolio loans, net of reserve	(543)	(182)
Origination of loans held for sale	(242,036)	(138,999)
Proceeds from sale of loans held for sale	244,007	132,516
Gain on sale of investment securities	(264)	(165)
Impairment (recovery) of servicing rights	(109)	112
Impairment loss on OREO	518	847
Changes in operating assets and liabilities
Accrued interest receivable	(38)	(203)
Other assets	80	(49)
Other liabilities	3	1,636
Net cash from (used by) operating activities	6,099	(759)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	8,786	4,348
Maturities, prepayments, sales, and calls	5,225	12,019
Purchases	(29,310)	(31,995)
Net increase in interest-bearing certificates of deposit	—	(2,626)
Loan originations and principal collections, net	(26,593)	(74,202)
Proceeds from sale of portfolio loans	17,966	12,779
Proceeds from sale of OREO	269	2,536
Purchase bank owned life insurance	(6,000)	—
Purchase of premises and equipment	(2,070)	(3,644)
Net cash used by investing activities	(31,727)	(80,785)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	47,927	42,531
Proceeds from borrowings	104,454	59,740
Repayments of borrowings	(94,630)	(61,800)
Dividends paid	(451)	—
Purchase of ESOP shares	—	(2,636)
Proceeds from issuance of common stock, net	—	31,243
Net cash from financing activities	57,300	69,078
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,672	(12,466)
CASH AND CASH EQUIVALENTS, beginning of year	6,787	19,253
CASH AND CASH EQUIVALENTS, end of year	$38,459	$6,787

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

(In thousands)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,168	$2,367
Income taxes	$260	$60
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities	$(2,267)	$589
Property taken in settlement of loans	$735	$1,080

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank”) in connection with the Bank's conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based stock owned savings bank with seven branches in suburban communities in the greater Puget Sound area. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals.

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

Principles of consolidation – The consolidated financial statements include the accounts of FS Bancorp and its wholly owned subsidiary, 1st Security Bank of Washington. All material intercompany accounts have been eliminated in consolidation.

Segment Reporting – The Company’s major line of business is community banking.  Management has determined that the Company operates as a single operating segment based on accounting principles generally accepted in the United States (“GAAP”).

Subsequent Events – The Company has evaluated events and transactions subsequent to December 31, 2013 for potential recognition or disclosure.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest bearing balances due from other banks and the Federal Reserve Bank of San Francisco. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. As of December 31, 2013 and 2012, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. However, as the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal.

Deposits in Other Financial Institutions – The Company held interest-bearing deposits at other financial institutions with a cost basis of $39.7 million and $5.4 million as of December 31, 2013 and 2012, respectively. Certificates of deposits in the amount of $2.6 million, with original maturity dates greater than 90 days were excluded from cash and cash equivalents as of December 31, 2013 and 2012.

Securities Available-for-Sale – Securities available-for-sale consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of equity entitled accumulated other comprehensive income. Unrealized losses that are deemed to be other than temporary are reflected in results of operations. Any declines in the values of these securities that are considered to be other-than-temporary-impairment (“OTTI”) and credit-related are recognized in earnings. Noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income. The review for OTTI is conducted on an ongoing basis and takes into account the severity and duration of the impairment, recent events specific to the issuer or industry, fair value in relationship to cost, extent and nature of change in fair value, creditworthiness of the issuer including external credit ratings and recent downgrades, trends and volatility of earnings, current analysts’ evaluations, and other key measures. In addition, the Company does not intend to sell the securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis. In doing this, we take into account our balance sheet management strategy and consideration of current and future market conditions. Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in results of operations. Amortization of premium and accretion of discounts are recognized in interest income over the period to maturity.

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Seattle (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 0.5% of its outstanding home loans or 4.5% of advances from the FHLB. The Bank’s investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. As of December 31, 2013 and 2012, $733,000 and $741,000, respectively, of FHLB stock was pledged as collateral for FHLB advances.

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

The Company issues various representations and warranties associated with the sale of loans. The Company is responsible for any losses taken on loans that did not comply with the representations and warranties made at the time

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of sale. The Company has not experienced any significant losses during the years ended December 31, 2013 and 2012 regarding these representations and warranties.

Derivatives – The Company regularly enters into commitments to originate and sell loans held for sale. Such commitments are considered derivative instruments. The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in fair value are reported in current period income.

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

The Company charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized net deferred loan origination fee is recognized in income at the time of repayment.

Impaired Loans – A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Company considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount of past due and the number of days past due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

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

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged-off against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

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

Reserve for Unfunded Loan Commitments – The reserve for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the reserve is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments is included in other liabilities on the balance sheet, with changes to the balance charged against noninterest expense.

Premises and Equipment, Net – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation include building and building improvements from 20 to 50 years and furniture, fixtures, and equipment from 3 to 10 years. Leasehold and tenant improvements are amortized using the straight-line method over the lesser of useful life or the life of the related lease. Depreciation and amortization expense for these assets totaled $914,000 and $833,000 for the years ended December 31, 2013 and 2012, respectively. Gains or losses on dispositions are reflected in results of operations.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Small Business Administration Loan Sales – The Company, on a limited basis, sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”) loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA loan. The Company’s investment in an SBA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan may be deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield.

Other Real Estate Owned – Other real estate owned ("OREO") consists of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at fair value less selling costs. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets.

Servicing Rights – Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage, commercial and consumer loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage, commercial, or consumer servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The servicing asset was $2.1 million and $1.1 million at December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, the Company had net deferred tax assets of $816,000 and determined that no valuation allowance was required. As of December 31, 2012, the Company had net deferred tax assets of $1.9 million and determined that no valuation allowance was required.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

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

Financial Instruments – In the ordinary course of business, the Company has entered into agreements for off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Restricted Assets – Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2013 and 2012 were $1.6 million and $1.3 million, respectively, included in cash and cash equivalents on the balance sheet. The Bank pledged two securities held at the FHLB with a fair value of $1.2 million to secure Washington State public deposits of $250,000 at December 31, 2013.

Marketing and Advertising Costs – The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $474,000 and $280,000 for the years ended December 31, 2013 and 2012, respectively.

Employee Stock Ownership Plan ("ESOP") – Compensation expense recognized for the Company's ESOP equals the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at the time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

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

In January 2014, the FASB issued ASU No. 2014 - 04, Receivables - Trouble Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. Effective for fiscal years, and interim reporting periods within those annual periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The carrying amount of securities available-for-sale and their approximate fair values at December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 1 year)	Gross Unrealized Losses (more than 1 year)	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$12,297	$21	$(244)	$(407)	$11,667
Municipal bonds	13,347	111	(206)	(72)	13,180
Corporate securities	4,005	2	(59)	(10)	3,938
Mortgage-backed securities	27,952	66	(564)	—	27,454
Total securities available-for-sale	$57,601	$200	$(1,073)	$(489)	$56,239

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 1 year)	Gross Unrealized Losses (more than 1 year)	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$12,287	$281	$(16)	$—	$12,552
Municipal bonds	8,863	202	(5)	—	9,060
Corporate securities	2,492	—	(4)	—	2,488
Mortgage-backed securities	18,766	447	—	—	19,213
Total securities available-for-sale	$42,408	$930	$(25)	$—	$43,313

There were 31 investments with unrealized losses of less than one year as of December 31, 2013 and seven investments with unrealized losses of more than one year. There were nine investments with unrealized losses of less than one year as of December 31, 2012 and seven investments with unrealized losses of more than one year. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company has the intent and ability to hold these securities until recovery, and is not likely to be required to sell these securities. No other-than-temporary impairment write-downs were recorded for the years ended December 31, 2013 and 2012.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
No contractual maturity	$—	$—	$—	$—
Due in one year or less	2,270	2,282	505	508
Due in one year to five years	5,323	5,340	6,969	7,050
Due in five years to ten years	20,713	19,905	17,045	17,423
Due in over ten years	29,295	28,712	17,889	18,332
Total	$57,601	$56,239	$42,408	$43,313

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities were as follows for the years ended:

	December 31, 2013
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$8,786	$264	$—

	December 31, 2012
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$4,348	$165	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at December 31:

	2013	2012
REAL ESTATE LOANS
Commercial	$32,970	$33,250
Construction and development	41,633	31,893
Home equity	15,172	15,474
One-to-four-family	20,809	13,976
Multi-family	4,682	3,202
Total real estate loans	115,266	97,795
CONSUMER LOANS
Indirect home improvement	91,167	83,786
Solar	16,838	2,463
Marine	11,203	17,226
Automobile	1,230	2,416
Recreational	553	742
Home improvement	463	651
Other	1,252	1,386
Total consumer loans	122,706	108,670
COMMERCIAL BUSINESS LOANS	49,244	73,465
Total loans	287,216	279,930
Allowance for loan losses	(5,092)	(4,698)
Deferred costs, fees, and discounts, net	(1,043)	(283)
Total loans receivable, net	$281,081	$274,949

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Multi-family Lending. Apartment lending (more than four units) to current banking customers and community reinvestment loans for low to moderate income individuals in the Company's footprint.

Consumer Lending

Indirect Home Improvement. Fixture secured loans are originated by the Company for home improvement and are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, solar panels, and other home fixture installations.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables detail activities in the allowance for loan losses by loan categories:

	December 31, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,690	$2,158	$815	$35	$4,698
Provision for loan loss	991	365	32	782	2,170
Charge-offs	(809)	(1,757)	(63)	—	(2,629)
Recoveries	91	746	16	—	853
Net charge-offs	(718)	(1,011)	(47)	—	(1,776)
Ending balance	$1,963	$1,512	$800	$817	$5,092
Year-end amount allocated to:
Loans individually evaluated for impairment	$85	$—	$6	$—	$91
Loans collectively evaluated for impairment	1,878	1,512	794	817	5,001
Ending balance	$1,963	$1,512	$800	$817	$5,092
LOANS RECEIVABLES
Loans individually evaluated for impairment	$1,649	$—	$54	$—	$1,703
Loans collectively evaluated for impairment	113,617	122,706	49,190	—	285,513
Ending balance	$115,266	$122,706	$49,244	$—	$287,216

	December 31, 2012
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$803	$2,846	$511	$185	$4,345
Provision for loan loss	1,658	941	464	(150)	2,913
Charge-offs	(780)	(2,581)	(179)	—	(3,540)
Recoveries	9	952	19	—	980
Net charge-offs	(771)	(1,629)	(160)	—	(2,560)
Ending balance	$1,690	$2,158	$815	$35	$4,698
Year-end amount allocated to:
Loans individually evaluated for impairment	$118	$—	$7	$—	$125
Loans collectively evaluated for impairment	1,572	2,158	808	35	4,573
Ending balance	$1,690	$2,158	$815	$35	$4,698
LOANS RECEIVABLES
Loans individually evaluated for impairment	$3,606	$—	$194	$—	$3,800
Loans collectively evaluated for impairment	94,189	108,670	73,271	—	276,130
Ending balance	$97,795	$108,670	$73,465	$—	$279,930

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to aging analysis of past due loans are summarized as follows:

	December 31, 2013
	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$567	$32,403	$32,970
Construction and development	—	—	—	—	—	41,633	41,633
Home equity	63	146	—	209	172	14,791	15,172
One-to-four-family	—	—	—	—	104	20,705	20,809
Multi-family	—	—	—	—	—	4,682	4,682
Total real estate loans	63	146	—	209	843	114,214	115,266
CONSUMER
Indirect home improvement	533	218	—	751	258	90,158	91,167
Solar	—	—	—	—	—	16,838	16,838
Marine	33	—	—	33	—	11,170	11,203
Automobile	34	13	—	47	—	1,183	1,230
Recreational	39	—	—	39	—	514	553
Home improvement	7	—	—	7	—	456	463
Other	15	6	—	21	—	1,231	1,252
Total consumer loans	661	237	—	898	258	121,550	122,706
COMMERCIAL BUSINESS LOANS	54	—	—	54	—	49,190	49,244
Total	$778	$383	$—	$1,161	$1,101	$284,954	$287,216

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2012
	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$783	$32,467	$33,250
Construction and development	—	—	—	—	—	31,893	31,893
Home equity	192	484	—	676	248	14,550	15,474
One-to-four-family	—	—	—	—	344	13,632	13,976
Multi-family	—	—	—	—	—	3,202	3,202
Total real estate loans	192	484	—	676	1,375	95,744	97,795
CONSUMER
Indirect home improvement	653	300	—	953	295	82,538	83,786
Solar	—	—	—	—	—	2,463	2,463
Marine	84	2	—	86	—	17,140	17,226
Automobile	68	1	—	69	10	2,337	2,416
Recreational	44	—	—	44	—	698	742
Home improvement	—	—	—	—	32	619	651
Other	8	11	—	19	—	1,367	1,386
Total consumer loans	857	314	—	1,171	337	107,162	108,670
COMMERCIAL BUSINESS LOANS	—	—	—	—	194	73,271	73,465
Total	$1,049	$798	$—	$1,847	$1,906	$276,177	$279,930

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided:

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

 NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

At or For the Year Ended December 31, 2013
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	39	—	39	—	39	39	—
One-to-four-family	1,212	(169)	1,043	—	1,043	1,041	59
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Solar	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—
Subtotal loans	1,251	(169)	1,082	—	1,082	1,080	59
WITH AN ALLOWANCE RECORDED
Commercial	731	(164)	567	(85)	482	622	15
Construction and development	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Solar	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	56	(2)	54	(6)	48	59	—
Subtotal loans	787	(166)	621	(91)	530	681	15
Total	$2,038	$(335)	$1,703	$(91)	$1,612	$1,761	$74

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)
At or For the Year Ended December 31, 2012
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	111	—	111	—	111	112	3
One-to-four-family	1,295	(170)	1,125	—	1,125	1,172	30
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Solar	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	241	(111)	130	—	130	172	—
Subtotal loans	1,647	(281)	1,366	—	1,366	1,456	33
WITH AN ALLOWANCE RECORDED
Commercial	950	(167)	783	(39)	744	893	7
Construction and development	1,625	(38)	1,587	(79)	1,508	1,616	68
Home equity	—	—	—	—	—	—	—
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Solar	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	67	(3)	64	(7)	57	68	5
Subtotal loans	2,642	(208)	2,434	(125)	2,309	2,577	80
Total	$4,289	$(489)	$3,800	$(125)	$3,675	$4,033	$113

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans was $1.8 million and $4.0 million for the years ended December 31, 2013, and 2012, respectively.  For the years ended December 31, 2013 and 2012, the Company recognized interest income on impaired loans of $74,000 and $113,000, respectively.

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

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Uniform Retail Credit Classification Policy and Account Management Policy. Loans classified under these policies at the Company are consumer loans which include indirect home improvement, solar, marine, automobile, recreational, home improvement and other, and one-to-four family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded "4" internally. Loans that are past due more than 90 days are classified “Substandard” risk graded "8" internally. At 120 days past due, homogeneous loans are charged off based on the value of the collateral less cost to sell.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category:

	December 31, 2013
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Total
REAL ESTATE LOANS
Commercial	$31,500	$903	$—	$567	$—	$32,970
Construction and development	41,633	—	—	—	—	41,633
Home equity	15,000	—	—	172	—	15,172
One-to-four-family	19,766	—	—	1,043	—	20,809
Multi-family	4,682	—	—	—	—	4,682
Total real estate loans	112,581	903	—	1,782	—	115,266
CONSUMER
Indirect home improvement	90,909	—	—	258	—	91,167
Solar	16,838	—	—	—	—	16,838
Marine	11,203	—	—	—	—	11,203
Automobile	1,230	—	—	—	—	1,230
Recreational	553	—	—	—	—	553
Home improvement	463	—	—	—	—	463
Other	1,252	—	—	—	—	1,252
Total consumer loans	122,448	—	—	258	—	122,706
COMMERCIAL BUSINESS LOANS	38,492	10,698	—	54	—	49,244
Total	$273,521	$11,601	$—	$2,094	$—	$287,216

	December 31, 2012
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Total
REAL ESTATE LOANS
Commercial	$29,145	$3,322	$—	$783	$—	$33,250
Construction and development	30,306	—	—	1,587	—	31,893
Home equity	15,226	—	—	248	—	15,474
One-to-four-family	12,851	—	—	1,125	—	13,976
Multi-family	3,202	—	—	—	—	3,202
Total real estate loans	90,730	3,322	—	3,743	—	97,795
CONSUMER
Indirect home improvement	83,491	—	—	295	—	83,786
Solar	2,463	—	—	—	—	2,463
Marine	17,226	—	—	—	—	17,226
Automobile	2,406	—	—	10	—	2,416
Recreational	742	—	—	—	—	742
Home improvement	619	—	—	32	—	651
Other	1,386	—	—	—	—	1,386
Total consumer loans	108,333	—	—	337	—	108,670
COMMERCIAL BUSINESS LOANS	72,596	—	675	194	—	73,465
Total	$271,659	$3,322	$675	$4,274	$—	$279,930

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

 Troubled Debt Restructured Loans

The Company had four troubled debt restructured ("TDR") loans still on accrual and included in impaired loans for both years at December 31, 2013 and 2012. In addition, the Company had $0 and $892,000, loans on non-accrual at December 31, 2013 and 2012, respectively. The Company had no commitments to lend additional funds on impaired loans.

A summary of TDR loans is as follows:

	2013	2012
Troubled debt restructured loans still on accrual	$815	$2,368
Troubled debt restructured loans on non-accural	—	892
Total troubled debt restructured loans	$815	$3,260

The following tables present TDR loans that occurred during the years ended December 31, 2013 and 2012:

	At or For the Year Ended December 31, 2013
	Number of Contracts	Recorded Investment	Increase in the Allowance	Charge-offs to the Allowance

Commercial business loans	1	$35	$—	$35
Total	1	$35	$—	$35

	At or For the Year Ended December 31, 2012
	Number of Contracts	Recorded Investment	Increase in the Allowance	Charge-offs to the Allowance
Real estate - one-to-four-family	2	$237	$—	$60
Commercial business loans	1	64	7	3
Total	3	$301	$7	$63

The recorded investments in the tables above are year end balances that are inclusive of all partial pay-downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by year end are not reported.

TDRs in the tables above were the result of interest rate modifications and extended payment terms. The Company has not forgiven any principal on the above loans. For the years ended December 31, 2013 and 2012 there were no reported TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting year.

Related Party Loans
Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. As of December 31, 2013, there were no new loans or activity, however there was one existing loan

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

to a newly appointed director with an outstanding balance of $5,000 and an unfunded commitment of $45,000. As of December 31, 2012 there were no loans or activity outstanding to directors, executive officers, and related business entities with which they are associated. All loans and commitments included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present any other unfavorable features.

NOTE 4 – SERVICING RIGHTS

Loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage, commercial and consumer loans serviced for others were $243.0 million and $130.5 million at December 31, 2013 and 2012, respectively. The fair market value of the servicing rights’ asset at December 31, 2013 and 2012 was $3.0 million and $1.1 million, respectively. Fair value adjustments to servicing rights were mainly due to market based assumptions associated with loan prepayment speeds and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following summarizes servicing rights activity for the years ended December 31, 2013 and 2012:

	2013	2012
Beginning balance	$1,064	$200
Additions	1,360	1,115
Servicing rights amortized	(440)	(139)
(Impairment) recovery of loss on servicing rights	109	(112)
Ending balance	$2,093	$1,064

The Company recorded $517,000 and $201,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from serving of mortgage, commercial and consumer loans for the years ended December 31, 2013 and 2012, respectively, which is reported in noninterest income.

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2013 and 2012 were as follows:

	2013	2012
Land	$1,767	$1,767
Buildings	7,787	7,787
Furniture, fixtures, and equipment	5,508	4,450
Leasehold improvements	1,509	914
Building improvements	3,829	3,430
Projects in process	200	182
	20,600	18,530
Less accumulated depreciation and amortization	(6,782)	(5,867)
Total	$13,818	$12,663

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 5 – PREMISES AND EQUIPMENT (Continued)

The Company leases premises and equipment under operating leases. Rental expense of leased premises was $470,000 and $280,000 for December 31, 2013 and 2012, respectively, which is included in occupancy expense.

Minimum net rental commitments under non-cancelable leases, having an original or remaining term of more than one year for future years, were as follows:

Year Ending
December 31,
2014	$515
2015	464
2016	382
2017	355
2018	276
Thereafter	921
Total	$2,913

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at and for the years ended December 31:

	2013	2012
Beginning balance	$2,127	$4,589
Additions	735	921
Fair value write-downs	(518)	(812)
Disposition of assets	(269)	(2,571)
Ending balance	$2,075	$2,127

At December 31, 2013, OREO consisted of six properties located in Washington, with balances ranging from $36,000 to $771,000. For the years ended December 31, 2013 and 2012, respectively, the Company recorded a net loss of $0 and $35,000, respectively, on disposals of OREO. Holding costs associated with OREO were $132,000 and $184,000, for the year ended December 31, 2013 and 2012, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of December 31:

	2013	2012
Noninterest-bearing checking	$45,783	$34,165
Interest-bearing checking	26,725	24,348
Savings	15,345	11,812
Money market	119,162	114,246
Certificates of deposits less than $100,000(1)	46,237	40,119
Certificates of deposits $100,000 to $250,000	52,264	43,810
Certificates of deposits $250,000 and over	31,360	20,449
Total	$336,876	$288,949
(1) Includes $16.9 million and $13.9 million of brokered deposits as of December 31, 2013 and December 31, 2012, respectively.

Scheduled maturities of time deposits for future years ending were as follows:

Year Ending
December 31,
2014	$50,454
2015	37,349
2016	33,037
2017	5,063
2018	3,893
Thereafter	65
Total	$129,861

The Bank pledged two securities held at the FHLB with a fair value of $1.2 million to secure Washington State public deposits of $250,000 at December 31, 2013.

Interest expense by deposit category for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Interest-bearing checking	$34	$52
Savings and money market	535	585
Certificates of deposit	1,409	1,571
Total	$1,978	$2,208

The Company had related-party deposits of approximately $428,000 and $1.1 million at December 31, 2013 and 2012, respectively, which includes deposits held for directors and executive officers.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 8 – BORROWINGS

The Bank is a member of the FHLB, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2013 and 2012, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse cash management advance line (“CMA line”), which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank. Credit is limited to 15% of the Company’s total assets. The Bank entered into an Advanced, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2013, loans of approximately $82.0 million were pledged to the FHLB with a borrowing capacity of $43.1 million. In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. As of December 31, 2013, the Bank had a borrowing capacity of $75.3 million of which none was outstanding. As of December 31, 2012, the Bank had a borrowing capacity of $67.5 million, of which none was outstanding. The Bank also had a $6.0 million unsecured, variable rate, over-night short-term borrowing line of credit with Pacific Coast Bankers' Bank, of which none was outstanding at December 31, 2013. The Bank also had a $11.0 million unsecured Fed Funds line of credit with a large financial institution of which none was outstanding at December 31, 2013.

Advances on these lines at December 31, 2013 and 2012 were as follows:

	2013	2012
Federal Home Loan Bank – Securities lines (interest ranging from 0.24% to 4.57% and 0.20% to 4.57% as of December 31, 2013 and 2012, respectively)	$16,664	$6,840
Total	$16,664	$6,840

The maximum and average outstanding and weighted average interest rates on borrowings during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Maximum balance:
Federal Home Loan Bank advances	$28,664	$21,840
Federal Reserve Bank	$—	$—
Pacific Coast Bankers' Bank	$1,850	$2,000
Zions Bank	$—	$—
Average balance:
Federal Home Loan Bank advances	$16,391	$7,636
Federal Reserve Bank	$—	$—
Pacific Coast Bankers' Bank	$18	$6
Zions Bank	$—	$—
Weighted average interest rate:
Federal Home Loan Bank advances	0.85%	0.91%
Federal Reserve Bank	—%	—%
Pacific Coast Bankers' Bank	1.16%	1.10%
Zions Bank	—%	—%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 8 – BORROWINGS (Continued)

Scheduled maturities of the borrowings were as follows:

Year Ending		Interest
December 31,	Balances	Rates
2014	$319	0.24%
2015	1,700	4.57%
2016	3,000	0.81%
2017	5,140	2.75%
2018	6,505	1.15%
Thereafter	—	—%
Total	$16,664

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2013, the ESOP made the second annual installment payment of principal in the amount of $240,000, plus accrued interest of $55,000.

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

Compensation expense related to the ESOP for the years ended December 31, 2013 and 2012 was $443,000 and $285,000, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 9 – EMPLOYEE BENEFITS (Continued)

Shares held by the ESOP as of December 31, 2013 are as follows:

Balances
Allocated shares	51,842
Committed to be released shares	—
Unallocated shares	207,368
Total ESOP shares	259,210

Fair value of unallocated shares (in thousands)	$3,544

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions between 1% to 3% and 50% for contributions between 4% and 5%. There was a $366,000 and $230,000 contribution for the years ended December 31, 2013 and 2012, respectively.

NOTE 10 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Provision (benefit) for income taxes
Deferred	$1,924	$1,082
Current	95	30
	2,019	1,112
Less valuation allowance	—	(3,209)
Total provision (benefit) for income tax	$2,019	$(2,097)

A reconciliation of the effective income tax rate with the federal statutory tax rates as of December 31, 2013 and 2012 were as follows:

	2013		2012
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$2,019	34.0%	$1,088	34.0%
Tax exempt income	(68)	(1.1)	(33)	(1.1)
Increase in tax resulting from other items	17	0.3	11	0.4
Valuation allowance	—	—	(3,209)	(100.3)
ESOP and other	51	0.8	46	1.4
Total	$2,019	34.0%	$(2,097)	(65.6)%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 10 - INCOME TAXES (Continued)

Total deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred Tax Assets
Net operating loss carryforward	$332	$1,886
Allowance for loan losses	258	371
Other real estate owned	601	441
Property, plant and equipment	76	90
Non-accrued loan interest	17	39
AMT credit carryforward	185	90
Securities available-for-sale	463	—
Other	107	18
Total deferred tax assets	2,039	2,935
Deferred Tax Liabilities
Loan origination costs	(490)	(311)
Servicing rights	(705)	(355)
Prepaids	(26)	(32)
Stock dividend – FHLB stock	(2)	(2)
Securities available-for-sale	—	(308)
Total deferred tax liabilities	(1,223)	(1,008)
Less: valuation allowance	—	—
Net deferred tax assets	$816	$1,927

At December 31, 2013, the Company had net operating loss carryforward of approximately $978,000, which begins to expire in 2029. The Company files a U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2010 and later. At December 31, 2013 and 2012, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2013 and 2012, the Company recognized no interest and penalties.

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

For the year ended December 31, 2013, the Company recorded a $2.0 million income tax provision. In the prior year, the Company recorded a net $2.1 million income tax benefit, which was the result of reversing all of the deferred tax asset valuation allowance that was recorded at December 31, 2011. The deferred tax asset valuation allowance was established in prior years as a result of cumulative losses incurred in 2007, 2008 and 2009 due to the economic downturn caused by the recession and uncertainty at that time regarding the Company's ability to generate future taxable income. The Company has reported pre-tax income in 2011, 2012 and 2013, which provides positive evidence that the trend of losses during the recession has been reversed. In addition, on July 9, 2012, the Bank converted from a mutual savings bank to a stock savings bank upon the successful completion of the initial public offering (IPO). Based on the IPO and the expected continued profitability, the Company determined that it was more likely than not that the net deferred tax asset would be realized.

As of December 31, 2013 and 2012, the net deferred tax asset was $816,000 and $1.9 million, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments – The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the Company’s commitments at December 31, 2013 and 2012 were as follows:

	2013	2012
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$25,164	$27,347
One-to-four-family	18,277	19,313
Home equity	12,452	11,928
Commercial/Multi-family	518	3,241
Total real estate loans	56,411	61,829
CONSUMER LOANS
Indirect home improvement	—	568
Other	6,162	6,225
Total consumer loans	6,162	6,793
COMMERCIAL BUSINESS LOANS	52,344	41,025
Total commitments to extend credit	$114,917	$109,647

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established a reserve for estimated losses of $58,000 and $49,000 as of December 31, 2013 and 2012.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

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
Subsequent to the dismissal of the state court action, in the matter of McClain v 1st Security Bank of Washington, Cause No.: 13-CV-2277 RSM, was filed on December 19, 2013, by Charles McClain suing the Bank, four of its employees and its attorney in the U.S. District Court for the Western District of Washington. The suit arises out of the same facts as alleged in the previously dismissed state court action, referenced above. In this lawsuit, the Plaintiff alleges breach of contract, breach of bailment, civil conspiracy, violations of certain federal and state statutes and the Washington State Constitution, negligence, Civil Racketeer Influenced and Corrupt Organizations violation and sue process violations. The Plaintiff seeks damages of $8.8 million, the return of a wire transfer in the amount of $475,000 ceased by the Bank and/or its agents, consequential damages of $265.0 million, punitive damages of $26.3 million, and treble damages of $177.7 million. Although the lawsuit was filed in court, the Bank has not been lawfully served with process and has not filed an answer.

In December 2013, the Company sold a portion of the consumer loan portfolio with an unpaid principal balance of approximately $9.3 million and recognized a gain of $166,000. Under the terms of this sale, the Company has recourse for loans that default before June 14, 2014 and has recorded a reserve of $35,000 for potential defaults.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Contingent liabilities for loans held for sale - In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded $217,000 reserve to cover loss exposure related to these guarantees.

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

As of December 31, 2013 and 2012, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. At December 31, 2013, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 12.6%, 15.4%, and 16.6%, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 13 - REGULATORY CAPITAL (Continued)

The Bank’s actual capital amounts and ratios at December 31, 2013 and 2012 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	$55,141	16.64%	$26,512	8.00%	$33,140	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$50,985	15.38%	$13,256	4.00%	$19,884	6.00%
Tier 1 leverage capital
(to average assets)	$50,985	12.61%	$16,177	4.00%	$20,221	5.00%

As of December 31, 2012
Total risk-based capital
(to risk-weighted assets)	$50,591	16.00%	$25,294	8.00%	$31,617	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$46,627	14.75%	$12,647	4.00%	$18,970	6.00%
Tier 1 leverage capital
(to average assets)	$46,627	13.26%	$14,066	4.00%	$17,583	5.00%

Regulatory capital levels reported above differ from the Company's total equity, computed in accordance with GAAP in the United States.

	Company		The Bank
	December 31,		December 31,
	2013	2012	2013	2012
Equity	$62,313	$59,897	$50,297	$47,836
Unrealized (gain) loss on securities available-for-sale	898	(597)	898	(597)
Disallowed deferred tax assets	—	(506)	—	(506)
Disallowed servicing assets	(210)	(106)	(210)	(106)
Total Tier 1 capital	63,001	58,688	50,985	46,627
Allowance for loan and lease losses for regulatory capital purposes	4,156	3,964	4,156	3,964
Total risk-based capital	$67,157	$62,652	$55,141	$50,591

The Company exceeded all regulatory capital requirements as of December 31, 2013. The regulatory capital ratios calculated for the Company as of December 31, 2013 were 15.5% for Tier 1 leverage-based capital, 19.0% for Tier 1 risk-based capital and 20.3% for total risk-based capital.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

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

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. To be announced ("TBA") mortgage-backed securities are recorded at fair value based on similar contracts in active markets (Level 2) while locks and forwards with customers and investors are recorded at fair value using similar contracts in the market and changes in the market interest rates (Level 3).

Impaired Loans – Fair value adjustments to impaired collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models, which contain management’s assumptions (Level 3).

Other Real Estate Owned – Fair value adjustments to OREO are recorded at the lower of carrying amount of the loan or fair value less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell (Level 3).

Servicing Rights - The fair value of servicing rights are estimated using net present value of expected cash flows using a third party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information, where appropriate (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2013
Federal agency securities	$—	$11,667	$—	$11,667
Municipal bonds	—	13,180	—	13,180
Corporate securities	997	2,941	—	3,938
Mortgage-backed securities	—	27,454	—	27,454
Total	$997	$55,242	$—	$56,239

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2012
Federal agency securities	$—	$12,552	$—	$12,552
Municipal bonds	—	9,060	—	9,060
Corporate securities	—	2,488	—	2,488
Mortgage-backed securities	—	19,213	—	19,213
Total	$—	$43,313	$—	$43,313

The following tables present the fair value of interest rate lock commitments with customers, forward sale commitments with investors and paired off commitments with investors measured at their fair value on a recurring basis at December 31, 2013 and December 31, 2012.

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
December 31, 2013	$—	$—	$166	$166
December 31, 2012	$—	$—	$45	$45

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2013	$—	$106	$45	$151
December 31, 2012	$—	$—	$48	$48

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2013	$—	$44	$—	$44
December 31, 2012	$—	$—	$—	$—

The following table presents the impaired loans measured at fair value on a nonrecurring basis and the total valuation allowance or charge-offs on these loans, which represents fair value adjustments for the years ended December 31, 2013 and 2012.

	Impaired Loans
	Level 1	Level 2	Level 3	Total	Total Impairment
December 31, 2013	$—	$—	$1,703	$1,703	$(91)
December 31, 2012	$—	$—	$3,800	$3,800	$(125)

The following table presents OREO measured at fair value on a nonrecurring basis at December 31, 2013 and 2012, and the total losses on these assets, which represents fair value adjustments and other losses for the years ended December 31, 2013 and 2012.

	OREO
	Level 1	Level 2	Level 3	Total	Total Impairment
December 31, 2013	$—	$—	$2,075	$2,075	$(518)
December 31, 2012	$—	$—	$2,158	$2,158	$(812)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents servicing rights measured at carrying value on a nonrecurring basis at December 31, 2013 and December 31, 2012, and the total (recoveries)/impairment on these assets, which represents fair value adjustments and other (recoveries)/impairment for the year ended December 31, 2013 and the year ended December 31, 2012.

	Servicing Rights
	Level 1	Level 2	Level 3	Total	Total (Recovery)/ Impairment
December 31, 2013	$—	$—	$2,093	$2,093	$(109)
December 31, 2012	$—	$—	$1,064	$1,064	$112

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a level 3 unobservable input on a recurring and nonrecurring basis at December 31, 2013 is shown in the following table.

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average Rate

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	92.8%
Forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	92.8%

NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10%	5.3%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	17% - 78%	49.9%
Servicing rights	Discounted cash flow	Weighted average prepayment speed	7.5% - 10.5%	8.5%

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Borrowings – The carrying amounts of advances maturing within 90 days approximate their fair values. The fair values of long-term advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 were as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$41,085	$41,085	$9,413	$9,413
Level 2 inputs:
Securities available-for-sale	56,239	56,239	43,313	43,313
Loans held for sale	11,185	11,185	8,870	8,870
FHLB stock	1,702	1,702	1,765	1,765
Accrued interest receivable	1,261	1,261	1,223	1,223
Forward sale commitments with investors	106	106	—	—
Paired off commitments with investors	44	44	—	—
Level 3 inputs:
Loans receivable, net	281,081	310,641	274,949	306,695
Servicing rights	2,093	2,961	1,064	1,064
Fair value interest rate locks with customers	166	166	79	79
Forward sale commitments with investors	45	45	54	54
Financial Liabilities
Level 2 inputs:
Deposits	336,876	351,408	288,949	304,257
Borrowings	16,664	16,553	6,840	7,059
Accrued interest payable	22	22	12	12
Level 3 inputs:
Fair value interest rate locks with customers	—	—	34	34
Forward sale commitments with investors	—	—	6	6

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 15 - EARNINGS PER SHARE (Continued)
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended December 31, 2013 and 2012.

	At or For the Years Ended
	December 31,
	2013	2012

Numerator:
Net Income (in thousands)	$3,920	$5,295

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	3,032,757	3,006,836

Denominator for diluted earnings per share- weighted average common shares outstanding	3,032,757	3,006,836
Basic earnings per share	$1.29	$1.76

Diluted earnings per share	$1.29	$1.76

The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares, committed to be released shares are included as outstanding shares. There were 207,368 shares in the ESOP that were not committed to be released as of December 31, 2013.

NOTE 16 - DERIVATIVES

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Company enters into contracts to sell forward TBA mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income. The Company recognizes all derivative instruments as either other assets or other liabilities on the consolidated balance sheet and measures those instruments at fair value.

As of December 31, 2013, the Company had fallout adjusted interest rate lock commitments with customers of $8.5 million, with a fair value of $166,000. The Company also had mandatory and best effort forward commitments with investors with a notional balance of $4.5 million, and a fair market value of $45,000, included in other liabilities.

The Company had forward TBA mortgage-backed securities of $13.8 million at December 31, 2013, with a fair value of $106,000. The Company also had TBA mortgage-backed securities forward sales that had been paired off with investors of $4.0 million, with the fair value of these pair off commitments of $44,000 at December 31, 2013 included in other assets.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013 AND 2012

NOTE 16 - DERIVATIVES (Continued)

The income on derivatives from fair value changes recognized in other noninterest income on the consolidated statements of operations, included in gain on sale of loans was $465,000 and none for the year ended December 31, 2013 and 2012, respectively.

Derivatives were considered to be immaterial for the year ended December 31, 2012.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer within the 90-day period preceding the filing of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.  While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

b)     Internal Control Over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of FS Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment, we concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

Federal law does not require that this annual report include an attestation of our independent registered public accounting firm regarding internal control over financial reporting.

c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal 4 - Ratification of Selection of Independent Auditors” in the Company’s Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements
For a list of the financial statements filed as part of this report see Part II – Item 8., “Financial Statements and Supplementary Data.”

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
21 Subsidiaries of Registrant
23 Consent of Independent Registered Public Accounting Firm
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
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

_____________

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

Date:	March 28, 2014	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 27, 2014

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 27, 2014

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 27, 2014

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 27, 2014

/s/Judith A. Cochrane	Director
Judith A. Cochrane		March 27, 2014

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 27, 2014

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 27, 2014

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith, MA		March 27, 2014

/s/Mark H. Tueffers	Director
Mark H. Tueffers		March 28, 2014

EXHIBIT INDEX

21 Subsidiaries of Registrant

23 Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.