Form 10-Q
period 2014-03-31
FS Bancorp, Inc.
filed 2014-05-12
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014    OR

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2014, there were 3,240,125 outstanding shares of the registrant's common stock.

FS Bancorp, Inc.
Form 10-Q
As used in this report, the terms "we," "our," and "us," and "Company" refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to "Bank" in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data) (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$1,972	$1,425
Interest-bearing deposits at other financial institutions	31,336	39,660
Securities available-for-sale, at fair value	72,092	56,239
Federal Home Loan Bank stock, at cost	1,686	1,702
Loans held for sale, at fair value	11,592	11,185
Loans receivable, net	288,526	281,081
Accrued interest receivable	1,430	1,261
Premises and equipment, net	13,764	13,818
Other real estate owned ("OREO")	535	2,075
Deferred tax asset	181	816
Bank owned life insurance ("BOLI")	6,414	6,369
Other assets	3,668	3,556
TOTAL ASSETS	$433,196	$419,187

LIABILITIES
Deposits
Noninterest-bearing accounts	$47,367	$45,783
Interest-bearing accounts	302,969	291,093
Total deposits	350,336	336,876
Borrowings	16,345	16,664
Other liabilities	3,047	3,334
Total liabilities	369,728	356,874
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,240,125 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	30,106	30,097
Retained earnings	35,938	35,215
Accumulated other comprehensive loss	(541)	(898)
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(2,067)	(2,133)
Total stockholders' equity	63,468	62,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$433,196	$419,187

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share data) (Unaudited)
	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Loans receivable	$5,181	$4,938
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	330	237
Total interest and dividend income	5,511	5,175
INTEREST EXPENSE
Deposits	550	472
Borrowings	58	38
Total interest expense	608	510
NET INTEREST INCOME	4,903	4,665
PROVISION FOR LOAN LOSSES	450	600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,453	4,065
NONINTEREST INCOME
Service charges and fee income	398	453
Gain on sale of loans	1,508	1,552
Gain on sale of investment securities	—	168
Other noninterest income	134	90
Total noninterest income	2,040	2,263
NONINTEREST EXPENSE
Salaries and benefits	3,122	2,477
Operations	546	758
Occupancy	398	317
Data processing	287	266
OREO fair value impairments, net of (gain) loss on sales	32	78
OREO expenses	21	22
Loan costs	305	300
Professional and board fees	304	230
FDIC insurance	63	57
Marketing and advertising	107	85
Recovery of loss on servicing rights	—	(122)
Total noninterest expense	5,185	4,468
INCOME BEFORE PROVISION FOR INCOME TAX	1,308	1,860
PROVISION FOR INCOME TAX	433	625
NET INCOME	$875	$1,235
Basic earnings per share	$0.29	$0.41
Diluted earnings per share	$0.29	$0.41

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net Income	$875	$1,235
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) arising during period	542	(265)
Income tax (provision) benefit related to unrealized gains	(185)	90
Reclassification adjustment for realized gains included in net income	—	(168)
Income tax benefit related to reclassification for realized gains	—	57
Other comprehensive gain (loss), net of tax	357	(286)
COMPREHENSIVE INCOME	$1,232	$949

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data) (Unaudited)

	Common Stock		Additional		Accumulated Other	Unearned
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	ESOP Shares	Total Equity
BALANCE, January 1, 2013	3,240,125	$32	$29,894	$31,746	$597	$(2,372)	$59,897
Net income	—	—	—	1,235	—	—	1,235
Other comprehensive loss, net of tax	—	—	—	—	(286)	—	(286)
ESOP shares allocated	—	—	29	—	—	66	95
BALANCE, March 31, 2013	3,240,125	$32	$29,923	$32,981	$311	$(2,306)	$60,941

BALANCE, January 1, 2014	3,240,125	$32	$30,097	$35,215	$(898)	$(2,133)	$62,313
Net income	—	—	—	875	—	—	875
Dividends paid ($0.05 per share)	—	—	—	(152)	—	—	(152)
Other comprehensive gain, net of tax	—	—	—	—	357	—	357
ESOP cash distribution			(35)		—	—	(35)
ESOP shares allocated	—	—	44	—	—	66	110
BALANCE, March 31, 2014	3,240,125	$32	$30,106	$35,938	$(541)	$(2,067)	$63,468

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$875	$1,235
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	450	600
Depreciation, amortization and accretion	548	496
ESOP expense	110	95
Provision for deferred income taxes	635	525
Increase in cash surrender value of BOLI	(45)	—
Gain on sale of loans held for sale	(983)	(1,552)
Gain on sale of portfolio loans	(525)	—
Origination of loans held for sale	(33,813)	(52,508)
Proceeds from sale of loans held for sale	34,144	42,474
Gain on sale of investment securities	—	(168)
Gain on sale of OREO	(8)	—
Recovery of loss on servicing rights	—	(122)
Impairment loss on other real estate owned	40	78
Changes in operating assets and liabilities
Accrued interest receivable	(169)	(105)
Other assets	(307)	(168)
Other liabilities	(269)	(77)
Net cash from (used by) operating activities	683	(9,197)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	4,068
Maturities, prepayments, and calls	2,375	844
Purchases	(18,034)	(5,095)
Loan originations and principal collections, net	(20,646)	(2,301)
Proceeds from sale of portfolio loans	12,849	—
Proceeds from sale of OREO	1,953	93
Purchase of premises and equipment	(196)	(570)
Net cash used by investing activities	(21,699)	(2,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,460	4,832
Proceeds from borrowings	—	31,819
Repayments of borrowings	(319)	(25,000)
Dividends paid	(152)	—
Net cash from financing activities	12,989	11,651
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,027)	(507)
CASH AND CASH EQUIVALENTS, beginning of period	38,459	6,787
CASH AND CASH EQUIVALENTS, end of period	$30,432	$6,280
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$608	$508
Income taxes	$140	$100
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities	$542	$(433)
Property taken in settlement of loans	$445	$—
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

Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements do not contain all necessary disclosures required by Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on March 29, 2014.  These unaudited financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to U.S. GAAP and have been reflected as required by Article 10 of Regulation S-X as promulgated by the SEC.  The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period. Amounts presented in the financial statements and footnote tables are rounded and presented in thousands of dollars. In the narrative footnote discussion amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2014 presentation with no change to net income or stockholders' equity previously reported.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events – The Company has evaluated events and transactions subsequent to March 31, 2014 for potential recognition or disclosure.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. As of March 31, 2014 and December 31, 2013, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. However, as the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal.

Deposits in Other Financial Institutions – The Company held interest-bearing deposits at other financial institutions with a cost basis of $31.3 million and $39.7 million as of March 31, 2014 and December 31, 2013, respectively. Certificates of deposits in the amount of $2.9 million and $2.6 million with original maturity dates greater than 90 days were excluded from cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014 - 04, Receivables - Trouble Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This ASU is effective for fiscal years, and interim reporting periods within those annual periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of securities available-for-sale at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$16,747	$14	$(429)	$16,332
Municipal bonds	14,497	183	(208)	14,472
Corporate securities	4,998	2	(52)	4,948
Mortgage-backed securities	36,670	80	(410)	36,340
Total securities available-for-sale	$72,912	$279	$(1,099)	$72,092

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$12,297	$21	$(651)	$11,667
Municipal bonds	13,347	111	(278)	13,180
Corporate securities	4,005	2	(69)	3,938
Mortgage-backed securities	27,952	66	(564)	27,454
Total securities available-for-sale	$57,601	$200	$(1,562)	$56,239

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

Investment securities that were in an unrealized loss position as of March 31, 2014 and December 31, 2013 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$6,469	$(19)	$5,585	$(410)	$12,054	$(429)
Municipal bonds	5,975	(112)	1,723	(96)	7,698	(208)
Corporate securities	2,453	(42)	490	(10)	2,943	(52)
Mortgage-backed securities	23,573	(410)	—	—	23,573	(410)
Total securities available-for-sale	$38,470	$(583)	$7,798	$(516)	$46,268	$(1,099)

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$4,772	$(244)	$3,591	$(407)	$8,363	$(651)
Municipal bonds	5,915	(206)	1,210	(72)	7,125	(278)
Corporate securities	2,443	(59)	490	(10)	2,933	(69)
Mortgage-backed securities	23,696	(564)	—	—	23,696	(564)
Total securities available-for-sale	$36,826	$(1,073)	$5,291	$(489)	$42,117	$(1,562)

There were 32 investments with unrealized losses of less than one year as of March 31, 2014, and 10 investments with unrealized losses of more than one year. There were 31 investments with unrealized losses of less than one year as of December 31, 2013, and seven investments with unrealized losses of more than one year. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company has the intent and ability to hold these securities until recovery, and is not likely to be required to sell these securities. No other-than-temporary impairment write-downs were recorded for the three months ended March 31, 2014 or the year ended December 31, 2013.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at March 31, 2014 were as follows:

	March 31,
	2014
	Amortized Cost	Fair Value
No contractual maturity	$—	$—
Due in one year or less	2,261	2,265
Due after one year through five years	9,280	9,297
Due after five years through ten years	21,955	21,450
Due after ten years	39,416	39,080
Total	$72,912	$72,092

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale for the three months ended March 31, 2014 and 2013 were as follows:

Three Months Ended March 31, 2014
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$—	$—	$—

Three Months Ended March 31, 2013
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$4,068	$168	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2014 and December 31, 2013 was as follows:

	March 31,	December 31,
	2014	2013
REAL ESTATE LOANS
Commercial	$33,469	$32,970
Construction and development	39,394	41,633
Home equity	15,178	15,172
One-to-four-family	24,750	20,809
Multi-family	6,509	4,682
Total real estate loans	119,300	115,266
CONSUMER LOANS
Indirect home improvement	91,558	91,167
Solar	9,745	16,838
Marine	12,719	11,203
Automobile	1,063	1,230
Recreational	523	553
Home improvement	442	463
Other	1,211	1,252
Total consumer loans	117,261	122,706
COMMERCIAL BUSINESS LOANS	57,740	49,244
Total loans	294,301	287,216
Allowance for loan losses	(5,243)	(5,092)
Deferred costs, fees, and discounts, net	(532)	(1,043)
Total loans receivable, net	$288,526	$281,081

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

Construction and Development Lending. Loans originated by the Company for the construction of and secured by commercial real estate and one-to-four-family residences and tracts of land for development, primarily located in our Puget Sound market area.

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences, primarily located in our Puget Sound market area.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

One-to-Four-Family Real Estate Lending. Loans originated by the Company secured by first mortgages on one-to-four-family residences, primarily located in our Puget Sound market area.

Multi-family Lending. Apartment lending (more than four units) to current banking customers and community reinvestment loans for housing for low to moderate income individuals primarily located in our Puget Sound market area.

Consumer Lending

Indirect Home Improvement. Fixture secured loans are originated by the Company for home improvement and are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, solar panels, and other home fixture installations in Washington, Oregon and California.

Marine, Automobile and Recreational. Loans originated by the Company secured by boats, automobiles and RVs to borrowers primarily located in our Puget Sound market area.

Other Consumer and Home Improvement Loans. Loans originated by the Company, including direct home improvement loans, loans on deposits and other consumer loans to borrowers located in our Puget Sound market area.

Commercial Business Loans

Commercial Business Lending. Commercial business loans originated by the Company to local small and mid-sized businesses located in our Puget Sound market area are secured by accounts receivable, inventory or personal property, plant and equipment. Commercial business loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details activity in the allowance for loan losses by loan categories:

	At or For the Three Months Ended March 31, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,963	$1,512	$800	$817	$5,092
Provision for loan losses	(372)	48	311	463	450
Charge-offs	(144)	(251)	(75)	—	(470)
Recoveries	18	153	—	—	171
Net charge-offs	(126)	(98)	(75)	—	(299)
Ending balance	$1,465	$1,462	$1,036	$1,280	$5,243
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$5	$—	$5
Loans collectively evaluated for impairment	1,465	1,462	1,031	1,280	5,238
Ending balance	$1,465	$1,462	$1,036	$1,280	$5,243
LOANS RECEIVABLE
Loans individually evaluated for impairment	$—	$—	$50	$—	$50
Loans collectively evaluated for impairment	119,300	117,261	57,690	—	294,251
Ending balance	$119,300	$117,261	$57,740	$—	$294,301

	At or For the Three Months Ended March 31, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,690	$2,158	$815	$35	$4,698
Provision for loan losses	654	(151)	(138)	235	600
Charge-offs	(115)	(399)	—	—	(514)
Recoveries	35	223	2	—	260
Net charge-offs	(80)	(176)	2	—	(254)
Ending balance	$2,264	$1,831	$679	$270	$5,044
Period end amount allocated to:
Loans individually evaluated for impairment	$116	$—	$6	$—	$122
Loans collectively evaluated for impairment	2,148	1,831	673	270	4,922
Ending balance	$2,264	$1,831	$679	$270	$5,044
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,590	$—	$227	$—	$3,817
Loans collectively evaluated for impairment	103,105	113,952	60,834	—	277,891
Ending balance	$106,695	$113,952	$61,061	$—	$281,708

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to aging analysis of past due loans are summarized as follows:

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$—	$33,469	$33,469
Construction and development	—	—	—	—	—	39,394	39,394
Home equity	193	43	—	236	138	14,804	15,178
One-to-four-family	—	—	—	—	99	24,651	24,750
Multi-family	—	—	—	—	—	6,509	6,509
Total real estate loans	193	43	—	236	237	118,827	119,300
CONSUMER
Indirect home improvement	408	309	—	717	193	90,648	91,558
Solar	—	29	—	29	—	9,716	9,745
Marine	12	19	—	31	—	12,688	12,719
Automobile	—	1	—	1	—	1,062	1,063
Recreational	51	—	—	51	—	472	523
Home improvement	—	7	—	7	—	435	442
Other	5	—	—	5	3	1,203	1,211
Total consumer loans	476	365	—	841	196	116,224	117,261
COMMERCIAL BUSINESS LOANS	—	—	—	—	—	57,740	57,740
Total	$669	$408	$—	$1,077	$433	$292,791	$294,301

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	—	$567	$32,403	32,970
Construction and development	—	—	—	—	—	41,633	41,633
Home equity	63	146	—	209	172	14,791	15,172
One-to-four-family	—	—	—	—	104	20,705	20,809
Multi-family	—	—	—	—	—	4,682	4,682
Total real estate loans	63	146	—	209	843	114,214	115,266
CONSUMER
Indirect home improvement	533	218	—	751	258	90,158	91,167
Solar	—	—	—	—	—	16,838	16,838
Marine	33	—	—	33	—	11,170	11,203
Automobile	34	13	—	47	—	1,183	1,230
Recreational	39	—	—	39	—	514	553
Home improvement	7	—	—	7	—	456	463
Other	15	6	—	21	—	1,231	1,252
Total consumer loans	661	237	—	898	258	121,550	122,706
COMMERCIAL BUSINESS LOANS	54	—	—	54	—	49,190	49,244
Total	$778	$383	$—	$1,161	$1,101	$284,954	$287,216

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided:

At or For the Three Months Ended March 31, 2014
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve		Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—		$—	$—	$—
Construction and development	—	—	—	—		—	—	—
Home equity	3	—	3	—		3	4	—
One-to-four-family	641	(7)	634	—		634	637	9
Multi-family	—	—	—	—		—	—	—
Indirect home improvement	—	—	—	—		—	—	—
Marine	—	—	—	—		—	—	—
Automobile	—	—	—	—		—	—	—
Recreational	—	—	—	—		—	—	—
Home improvement	—	—	—	—		—	—	—
Other	—	—	—	—		—	—	—
Commercial business loans	—	—	—	—		—	—	—
Subtotal loans	644	(7)	637	—		637	641	9
WITH AN ALLOWANCE RECORDED
Commercial	—	—	—	—		—	—	—
Construction and development	—	—	—	—		—	—	—
Home equity	—	—	—	—		—	—	—
One-to-four-family	—	—	—	—		—	—	—
Multi-family	—	—	—	—		—	—	—
Indirect home improvement	—	—	—	—		—	—	—
Marine	—	—	—	—		—	—	—
Automobile	—	—	—	—		—	—	—
Recreational	—	—	—	—		—	—	—
Home improvement	—	—	—	—		—	—	—
Other	—	—	—	—		—	—	—
Commercial business loans	52	(2)	50	(5)	45	45	50	1
Subtotal loans	52	(2)	50	(5)		45	50	1
Total	$696	$(9)	$687	$(5)		$682	$691	$10

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)
At or For the Year Ended December 31, 2013
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	39	—	39	—	39	39	59
One-to-four-family	1,212	(169)	1,043	—	1,043	1,041	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—
Subtotal loans	1,251	(169)	1,082	—	1,082	1,080	59
WITH AN ALLOWANCE RECORDED
Commercial	731	(164)	567	(85)	482	622	15
Construction and development	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	56	(2)	54	(6)	48	59	—
Subtotal loans	787	(166)	621	(91)	530	681	15
Total	$2,038	$(335)	$1,703	$(91)	$1,612	$1,761	$74

The average recorded investment in impaired loans was $691,000 and $3.8 million for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014 and 2013, the Company recognized interest income on impaired loans of $10,000 and $26,000, respectively.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category:

	March 31, 2014
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$32,025	$551	$893	$—	$—	$—	$33,469
Construction and development	39,394	—	—	—	—	—	39,394
Home equity	15,040	—	—	138	—	—	15,178
One-to-four-family	24,116	—	—	634	—	—	24,750
Multi-family	6,509	—	—	—	—	—	6,509
Total real estate loans	117,084	551	893	772	—	—	119,300
CONSUMER
Indirect home improvement	91,362	—	—	196	—	—	91,558
Solar	9,745	—	—	—	—	—	9,745
Marine	12,719	—	—	—	—	—	12,719
Automobile	1,063	—	—	—	—	—	1,063
Recreational	523	—	—	—	—	—	523
Home improvement	442	—	—	—	—	—	442
Other	1,211	—	—	—	—	—	1,211
Total consumer loans	117,065	—	—	196	—	—	117,261
COMMERCIAL BUSINESS LOANS	46,076	10,393	1,221	50	—	—	57,740
Total	$280,225	$10,944	$2,114	$1,018	$—	$—	$294,301

	December 31, 2013
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$31,500	$903	$—	$567	$—	$—	$32,970
Construction and development	41,633	—	—	—	—	—	41,633
Home equity	15,000	—	—	172	—	—	15,172
One-to-four-family	19,766	—	—	1,043	—	—	20,809
Multi-family	4,682	—	—	—	—	—	4,682
Total real estate loans	112,581	903	—	1,782	—	—	115,266
CONSUMER
Indirect home improvement	90,909	—	—	258	—	—	91,167
Solar	16,838	—	—	—	—	—	16,838
Marine	11,203	—	—	—	—	—	11,203
Automobile	1,230	—	—	—	—	—	1,230
Recreational	553	—	—	—	—	—	553
Home improvement	463	—	—	—	—	—	463
Other	1,252	—	—	—	—	—	1,252
Total consumer loans	122,448	—	—	258	—	—	122,706
COMMERCIAL BUSINESS LOANS	38,492	10,698	—	54	—	—	49,244
Total	$273,521	$11,601	$—	$2,094	$—	$—	$287,216

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had four troubled debt restructured ("TDR") loans still on accrual and included in impaired loans at March 31, 2014, and at December 31, 2013, respectively. In addition, at March 31, 2014 and December 31, 2013, the Company had no TDR loans on non-accrual. The Company had no commitments to lend additional funds on these restructured loans.

A summary of TDR loans at the dates indicated is as follows:

	March 31,	December 31,
	2014	2013
Troubled debt restructured loans still on accrual	$807	$815
Troubled debt restructured loans on non-accrual	—	—
Total troubled debt restructured loans	$807	$815

The following table present loans that became TDRs during the following periods:

	At or For the Three Months Ended March 31,
	2014				2013
	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance

Commercial Business	—	$—	$—	$—	1	$35	$—	$—
Total	—	$—	$—	$—	1	$35	$—	$—

There were no TDRs recorded in the twelve months prior to March 31, 2014 and 2013, that subsequently defaulted in the three months ended March 31, 2014 and 2013, respectively.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SERVICING RIGHTS

Loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage, commercial and consumer loans serviced for others were $253.4 million and $243.0 million at March 31, 2014 and December 31, 2013, respectively. The fair market value of the servicing rights’ asset at March 31, 2014 and December 31, 2013 was unchanged at $3.0 million. Fair value adjustments to mortgage, commercial and consumer servicing rights were mainly due to market based assumptions associated with loan prepayment speeds and changes in interest rates.

The following table summarizes servicing rights activity for the three months ended March 31, 2014 and 2013:

	At or For the Three Months Ended March 31,
	2014	2013
Beginning balance	$2,093	$1,064
Additions	176	296
Mortgage, commercial and consumer servicing rights amortized	(135)	(78)
Recovery of impairment on servicing rights	—	122
Ending balance	$2,134	$1,404

The Company recorded $160,000 and $92,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended March 31, 2014 and 2013, respectively, which is reported in noninterest income.

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

The following tables summarize the Company's derivative instruments as of the dates indicated:

	March 31, 2014
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$19,158	$360	$—
Mandatory and best effort forward commitments with investors	5,669	24	—
Forward TBA mortgage-backed securities	23,750	21	—
TBA mortgage-backed securities forward sales paired off with investors	6,750	—	34

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVES (Continued)

	December 31, 2013
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$8,467	$166	$—
Mandatory and best effort forward commitments with investors	4,527	45	—
Forward TBA mortgage-backed securities	13,750	106	—
TBA mortgage-backed securities forward sales paired off with investors	4,000	44	—

The income on derivatives from fair value changes recognized in other noninterest income on the consolidated statements of income, included in gain on sale of loans was $677,000 and $778,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three months ended March 31, 2014 and 2013:

	At or For the Three Months Ended March 31,
	2014	2013
Beginning balance	$2,075	$2,127
Additions	445	—
Fair value write-downs	(40)	(78)
Disposition of assets	(1,945)	(93)
Ending balance	$535	$1,956

At March 31, 2014, OREO consisted of three properties located in Washington, with balances ranging from $36,000 to $445,000. For the three months ended March 31, 2014 and 2013, the Company recorded an $8,000 net gain, and no gain or loss on disposals of OREO, respectively. Holding costs associated with OREO were $21,000 and $22,000, for the three months ended March 31, 2014 and 2013, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Noninterest-bearing checking	$47,367	$45,783
Interest-bearing checking	28,119	26,725
Savings	16,682	15,345
Money market	126,081	119,162
Certificates of deposits of less than $100,000(1)	45,611	46,237
Certificates of deposits of $100,000 through $250,000	53,380	52,264
Certificates of deposits of more than $250,000	33,096	31,360
Total	$350,336	$336,876
(1) Includes $16.9 million of brokered deposits as of March 31, 2014 and December 31, 2013.

Scheduled maturities of time deposits for future periods ending were as follows:

As of March 31,
2014
2014	$44,095
2015	41,481
2016	36,720
2017	5,584
2018	3,896
Thereafter	311
Total	$132,087

The Bank pledged two securities held at the Federal Home Loan Bank ("FHLB") of Seattle with a fair value of $1.2 million to secure Washington State public deposits of $250,000 with a collateral requirement of $58,000, at March 31, 2014.
Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances at March 31, 2014 and December 31, 2013 were $1.7 million and $1.6 million, respectively and were in compliance with FRB regulations.
Interest expense by deposit category for the three months ended March 31, 2014 and 2013 was as follows:

	For Three Months Ended March 31,
	2014	2013
Interest-bearing checking	$8	$9
Savings and money market	118	134
Certificates of deposit	424	329
Total	$550	$472

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $433,000 and $625,000 during the three months ended March 31, 2014 and March 31, 2013, respectively.
At March 31, 2014, the Company had net operating loss carryforwards of approximately $980,000, which begin to expire in 2029. The Company files a consolidated U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2010 and later. At March 31, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at March 31, 2014, the Company had recognized no interest and penalties.

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

A summary of the Company’s commitments at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$35,981	$25,164
One-to-four-family	31,970	18,277
Home equity	12,943	12,452
Commercial/Multi-family	515	518
Total real estate loans	81,409	56,411
CONSUMER LOANS
Indirect home improvement	—	—
Other	6,072	6,162
Total consumer loans	6,072	6,162
COMMERCIAL BUSINESS LOANS	48,194	52,344
Total commitments to extend credit	$135,675	$114,917

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and commercial, multi-family, and residential real estate.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $80,000 and $58,000 as of March 31, 2014 and December 31, 2013, respectively. One-to-four-family commitments listed above are accounted for as fair value derivatives and do not carry an associated loss reserve.

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
In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a $234,000 and $217,000 reserve to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2014 and December 31, 2013, respectively.
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

As of March 31, 2014 and December 31, 2013, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at March 31, 2014 and December 31, 2013 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Total risk-based capital
(to risk-weighted assets)	$56,167	16.37%	$27,450	8.00%	$34,312	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$51,865	15.12%	$13,725	4.00%	$20,587	6.00%
Tier 1 leverage capital
(to average assets)	$51,865	12.24%	$16,951	4.00%	$21,188	5.00%

As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	$55,141	16.64%	$26,512	8.00%	$33,140	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$50,985	15.38%	$13,256	4.00%	$19,884	6.00%
Tier 1 leverage capital
(to average assets)	$50,985	12.61%	$16,177	4.00%	$20,221	5.00%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

Regulatory capital levels reported above differ from the Company's total equity, computed in accordance with U.S. GAAP.

	Company		Bank
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
Equity	$63,468	$62,313	$51,539	$50,297
Unrealized loss (gain) on securities available-for-sale	541	898	541	898
Disallowed deferred tax assets	—	—	—	—
Disallowed servicing assets	(215)	(210)	(215)	(210)
Total Tier 1 capital	63,794	63,001	51,865	50,985
Allowance for loan and lease losses for regulatory capital purposes	4,302	4,156	4,302	4,156
Total risk-based capital	$68,096	$67,157	$56,167	$55,141

For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $500 million or more in assets, at March 31, 2014, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for the Company as of March 31, 2014 were 15.1% for Tier 1 leverage-based capital, 18.6% for Tier 1 risk-based capital and 19.9% for total risk-based capital.

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

Determination of Fair Market Values:

Securities - Securities available-for-sale are recorded at fair value on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. All models and processes used take into account market convention (Level 1 and 2).

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. TBA mortgage-backed securities are fair valued on similar contracts in active markets (Level 2) while locks and forwards with customers and investors are valued using similar contracts in the market and changes in the market interest rates (Level 3).

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

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
March 31, 2014
Federal agency securities	$—	$16,332	$—	$16,332
Municipal bonds	—	14,472	—	14,472
Corporate securities	2,004	2,944	—	4,948
Mortgage-backed securities	—	36,340	—	36,340
Total	$2,004	$70,088	$—	$72,092

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2013
Federal agency securities	$—	$11,667	$—	$11,667
Municipal bonds	—	13,180	—	13,180
Corporate securities	997	2,941	—	3,938
Mortgage-backed securities	—	27,454	—	27,454
Total	$997	$55,242	$—	$56,239

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables present the fair value of interest rate lock commitments with customers, forward sale commitments with investors and paired off commitments with investors measured at their fair value on a recurring basis at March 31, 2014 and December 31, 2013.

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
March 31, 2014	$—	$—	$360	$360
December 31, 2013	$—	$—	$166	$166

	Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2014	$—	$21	$24	$45
December 31, 2013	$—	$106	$45	$151

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2014	$—	$(34)	$—	$(34)
December 31, 2013	$—	$44	$—	$44

The following table presents the impaired loans measured at fair value on a nonrecurring basis:

	Impaired Loans
	Level 1	Level 2	Level 3	Total
March 31, 2014	$—	$—	$687	$687
December 31, 2013	$—	$—	$1,703	$1,703

The following table presents OREO measured at fair value on a nonrecurring basis:

	OREO
	Level 1	Level 2	Level 3	Total
March 31, 2014	$—	$—	$535	$535
December 31, 2013	$—	$—	$2,075	$2,075

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents servicing rights measured at carrying value on a nonrecurring basis:

	Servicing Rights
	Level 1	Level 2	Level 3	Total
March 31, 2014	$—	$—	$2,134	$2,134
December 31, 2013	$—	$—	$2,093	$2,093

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at March 31, 2014 is shown in the following table.

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average Rate

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	92.5%
Forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	92.5%

NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10%	0.7%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	41.5% - 84.9%	76.8%
Servicing rights	Discounted cash flow	Weighted average prepayment speed	8.5% - 11.5%	8.5%

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

Federal Home Loan Bank Stock – The par value of FHLB stock approximates its fair value (Level 2).

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

The estimated fair values of the Company’s financial instruments were as follows:

	March 31,		December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$33,308	$33,308	$41,085	$41,085
Securities available-for-sale	2,004	2,004	997	997
Level 2 inputs:
Securities available-for-sale	70,088	70,088	55,242	55,242
Loans held for sale	11,592	11,592	11,185	11,185
FHLB stock	1,686	1,686	1,702	1,702
Accrued interest receivable	1,430	1,430	1,261	1,261
Forward sale commitments with investors	21	21	106	106
Paired off commitments with investors	—	—	44	44
Level 3 inputs:
Loans receivable, net	288,526	317,635	281,081	310,641
Servicing rights	2,134	3,000	2,093	2,961
Fair value interest rate locks with customers	360	360	166	166
Forward sale commitments with investors	24	24	45	45
Financial Liabilities
Level 2 inputs:
Deposits	350,336	365,128	336,876	351,408
Borrowings	16,345	16,344	16,664	16,553
Accrued interest payable	22	22	22	22
Paired off commitments with investors	34	34	—	—

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2013, the ESOP paid the second annual installment of principal in the amount of $240,000, plus accrued interest of $55,000 pursuant to the ESOP loan. No payment of principal or interest was made during the three months ended March 31, 2014.

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

Compensation expense related to the ESOP for the three months ended March 31, 2014 and March 31, 2013 was $110,000 and $95,000, respectively.

Shares held by the ESOP as of March 31, 2014 were as follows:

Balances
Allocated shares	51,842
Committed to be released shares	6,480
Unallocated shares	200,888
Total ESOP shares	259,210

Fair value of unallocated shares (in thousands)	$3,401

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2014 and 2013.

	At or For the Three Months Ended
	March 31,
	2014	2013

Numerator:
Net Income (in thousands)	$875	$1,235

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	3,039,237	3,013,316

Denominator for diluted earnings per share- weighted average common shares outstanding	3,039,237	3,013,316
Basic earnings per share	$0.29	$0.41

Diluted earnings per share	$0.29	$0.41

The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares. There were 200,888 shares in the ESOP that were not committed to be released as of March 31, 2014.
On September 18, 2013, the shareholders of FS Bancorp, Inc. approved an equity plan that authorizes up to 4% of outstanding shares (129,605) to be issued in restricted stock awards and up to 10% of outstanding shares (324,013) to be granted in stock options.  As of March 31, 2014, none of the restricted stock or stock option grants have been issued.

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

•
other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in this Form 10-Q and our other reports filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company focuses on diversifying revenues, expanding lending channels, and growing the banking franchise. Management remains focused on building diversified revenue streams based upon credit, interest rate, and concentration risks. Our business plan remains as follows:

▪	Growing and diversifying our loan portfolio;

▪	Maintaining and improving asset quality;

▪	Emphasizing lower cost core deposits to reduce the costs of funding our loan growth;

▪	Capturing our customers’ full relationship by offering a wide range of products and services; and

▪	Expanding our reach by leveraging our well-established involvement in our communities and by selectively emphasizing products and services designed to meet our customers’ banking needs.

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. As of March 31, 2014, consumer loans represented 39.8% of the Company's total portfolio, down from 42.7% at December 31, 2013, mainly due to the $12.8 million solar loan pool sale in the indirect home improvement channel, with indirect home improvement and solar loans representing 86.4% of the total consumer loan portfolio.

Indirect home improvement lending is reliant on the Bank’s relationships with home improvement contractors and dealers. The Company funded 916 loans during the quarter ended March 31, 2014 using its indirect home improvement contractor/dealer network located throughout Washington, Oregon and California with four contractors/dealers responsible for a majority or 64.6% of this loan volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since inception has originated $31.1 million. During the three months ended March 31, 2014, the Company originated $6.5 million of consumer loans in California, and as of March 31, 2014, the Company had $9.7 million of consumer indirect solar loans outstanding that were originated in California. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans in California, as of March 31, 2014, the limit would be $23.5 million.

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

The Company's earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The Company's earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

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

Other Real Estate Owned. Property acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value, less cost to sell.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts that will be ultimately realized from the sale of other real estate owned may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in management's strategies for recovering the investment.

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

Deferred tax assets are attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As of March 31, 2014, and December 31, 2013, the Company had net deferred tax assets of $181,000 and $816,000, respectively and determined that no valuation allowance was required.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets. Total assets increased $14.0 million, or 3.3%, to $433.2 million at March 31, 2014 from $419.2 million at December 31, 2013, primarily as a result of a $15.9 million, or 28.2% increase in securities available-for-sale, a $7.4 million, or 2.6% increase in net loans receivable, partially offset by a $7.8 million, or 18.9% decrease in cash and cash equivalents, and a $1.5 million, or 74.2% decrease in OREO.

Loans receivable, net increased $7.4 million, or 2.6%, to $288.5 million at March 31, 2014 from $281.1 million at December 31, 2013. Total real estate secured loans increased $4.0 million, or 3.5% to $119.3 million at March 31, 2014 from $115.3 million at December 31, 2013, as a result of a $3.9 million, or 18.9% increase in one-to-four-family loans, a $1.8 million, or 39.0% increase in multi-family loans, a $499,000, or 1.5% increase in commercial real estate loans, partially offset by a decrease of $2.2 million, or 5.4% in construction and development loans. Consumer loans decreased $5.4 million, or 4.4%, to $117.3 million at March 31, 2014, from $122.7 million at December 31, 2013, primarily as a result of a $6.7 million, or 6.2%, decrease in indirect home improvement and solar loans, and a $167,000, or 13.6%, decrease in automobile loans, partially offset by a $1.5 million, or 13.5% increase in marine loans. Commercial business loans increased $8.5 million, or 17.3%, to $57.7 million at March 31, 2014 from $49.2 million at December 31, 2013.

The Company completed the sale of 419 consumer solar loans on February 27, 2014 that had an aggregate principal balance of $12.8 million. The sale of solar loans resulted in a pre-tax gain of $507,000 and enables the Company to continue to originate these loans while complying with its business plan limits on California lending to be no more than 20% of the total consumer portfolio.

Loans held for sale increased slightly by $407,000 to $11.6 million at March 31, 2014 from $11.2 million at December 31, 2013 as management continues to manage the holding period between the funding and sale date for loans held for sale during periods of volatile interest rates. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes and to generate noninterest income. During the quarter ended March 31, 2014, the Company did not purchase any loans and sold $26.3 million of one-to-four-family mortgage loans compared to $45.9 million for the preceding quarter and $41.2 million for the same quarter one year ago.

The allowance for loan losses at March 31, 2014 was $5.2 million, or 1.8% of gross loans receivable, compared to $5.1 million, or 1.8% of gross loans receivable, at December 31, 2013. Substandard loans decreased to $1.0 million at March 31, 2014 compared to $2.1 million at December 31, 2013. Non-performing loans, consisting of non-accruing loans, decreased to $433,000 at March 31, 2014 from $1.1 million at December 31, 2013. At March 31, 2014, non-performing loans consisted of $138,000 of home equity loans, $99,000 of one-to-four-family loans, and $196,000 of consumer loans. Non-performing loans to total gross loans decreased to 0.2% at March 31, 2014 from 0.4% at December

31, 2013. OREO totaled $535,000 at March 31, 2014, compared to $2.1 million at December 31, 2013. The $1.5 million, or 74.2% decrease in OREO reflects sales of $1.9 million, and OREO write-downs to fair value of $40,000, offset by additions of $445,000 of OREO during the quarter ended March 31, 2014. At March 31, 2014, the Company also had $807,000 in TDRs, all of which were performing in accordance with their modified payment terms.

A summary of non-performing assets as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Non-performing assets:
Non-accrual loans	$433	$1,101
Other real estate owned	535	2,075
Other assets	—	32
Total non-performing assets	$968	$3,208

Liabilities. Total liabilities increased $12.8 million, or 3.6%, to $369.7 million at March 31, 2014, from $356.9 million at December 31, 2013. Deposits increased $13.4 million, or 4.0%, to $350.3 million at March 31, 2014 from $336.9 million at December 31, 2013. Transaction accounts (noninterest and interest-bearing checking accounts) increased $3.0 million, or 4.1% to $75.5 million as of March 31, 2014 from $72.5 million at December 31, 2013. Money market and savings accounts increased $8.3 million, or 6.1%, to $142.8 million at March 31, 2014, from $134.5 million at December 31, 2013, primarily as a result of continued marketing to current banking customers. Time deposits increased $2.2 million, or 1.7% to $132.1 million at March 31, 2014 from $129.9 milllion at December 31 2013. Non-retail deposits which include brokered, online certificates of deposit and public funds remained unchanged at $24.1 million as of March 31, 2014 compared to December 31, 2013. The Company continues its focus on relationship deposit growth with new and existing customers as the primary source of funds for loan growth.

Total borrowings, which consisted of FHLB advances, decreased $319,000, or 1.9%, to $16.4 million at March 31, 2014 from $16.7 million at December 31, 2013, with the majority of this decrease in short-term borrowings due to a scheduled maturity. The decrease in borrowings is part of the Company's interest rate risk management strategy.

Stockholders' Equity. Total stockholders' equity increased $1.2 million, or 1.9%, to $63.5 million at March 31, 2014 from $62.3 million at December 31, 2013. The increase in stockholders' equity was primarily a result of net income of $875,000, an improvement of $357,000 in accumulated other comprehensive income representing a decline in the unrealized loss on securities available-for-sale, and $75,000 in net fair market value related to the committed to be released ESOP shares, partially offset by $152,000 of dividends paid. Book value per common share was $20.88 at March 31, 2014 compared to $20.55 at December 31, 2013.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

General. Net income for the three months ended March 31, 2014 was $875,000 compared to net income of $1.2 million for the three months ended March 31, 2013. The $360,000 decrease in net income was primarily attributable to a $717,000, or 16.0% increase in noninterest expense, and a $223,000, or 9.9% decrease in noninterest income, partially offset by a $238,000, or 5.1% increase in net interest income, a $192,000, or 30.7% decrease in income tax expense, and a $150,000, or 25.0% decrease in provision for losses. The increase in noninterest expense was primarily related to expenses associated with the hiring of additional employees in expanding the lending and deposit platform, and the decrease in noninterest income was primarily the result of a decrease in gain on sale of investment securities. The increase in net interest income was primarily the result of an increase in interest on loans receivable while the decline in the provision for loan losses was as a result of improved credit quality.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2014	2013
Assets
Loans receivable, net	$299,780	$280,910
Securities available-for-sale, at fair value	65,164	45,955
Interest-bearing deposits at other financial institutions	36,108	20,453
Total interest-earning assets	401,052	347,318
Noninterest-earning assets	22,085	19,336
Total assets	$423,137	$366,654

Liabilities and Stockholders' Equity
Interest-bearing deposits	$293,448	$255,921
Borrowings	16,547	12,423
Total interest-bearing liabilities	309,995	268,344
Noninterest-bearing deposits	46,751	35,007
Other noninterest-bearing liabilities	3,808	2,884
Stockholders' equity	62,583	60,419
Total liabilities and stockholders' equity	$423,137	$366,654

Net Interest Income. Net interest income increased $238,000, or 5.1%, to $4.9 million for the three months ended March 31, 2014, from $4.7 million for the three months ended March 31, 2013. The increase in net interest income was attributable to a $243,000 increase in interest income resulting from an increase in the average balance of the loan portfolio as well as a shift of funds throughout the period from lower yielding cash and cash equivalents to higher yielding investment securities and loans, and a $93,000 increase in interest income on interest and dividends on investment securities, and cash and cash equivalents, offset by a $98,000 increase in interest expense, primarily due to increases in interest-bearing deposits and borrowings.

The net interest margin ("NIM") decreased 49 basis points to 4.96% for the three months ended March 31, 2014, from 5.45% for the same period of the prior year, which reflects growth in lower yielding interest earning assets during the period, including increased investment securities, commercial business loans, one-to-four-family loans, and reductions in higher yielding consumer loans. Diversified loan growth continues to pressure the NIM as real estate and business loans have lower yields than consumer loan products. Reducing the impact of lower loan yields was an eight basis point decrease in the cost of funds as a result of growth of noninterest bearing deposits and extending the average duration of time deposits while focusing on increasing relationship based transaction deposits.

Interest Income. Interest income for the three months ended March 31, 2014 increased $336,000, or 6.5%, to $5.5 million from $5.2 million for the three months ended March 31, 2013. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $299.8 million for the three months ended March 31, 2014 compared to $280.9 million for the three months ended March 31, 2013, as well as a shift of funds during the period to lower coupon yielding investment securities and loans during the three months ended March 31, 2014 compared to the same period last year.

Interest Expense. Interest expense increased $98,000, or 19.2%, to $608,000 for the three months ended March 31, 2014, from $510,000 for the same period of the prior year. As a result of general decreases in market rates, the average cost of funds decreased eight basis points to 0.69% for the three months ended March 31, 2014 compared to 0.77% for the three months ended March 31, 2013. The decrease was primarily due to growth in noninterest-bearing deposits and extending maturities on deposit products to manage interest rate risk. The average balance of total interest-bearing liabilities increased $41.7 million, or 15.5%, to $310.0 million for the quarter ended March 31, 2014, from $268.3 million for the quarter ended March 31, 2013.

Provision for Loan Losses.  The provision for loan losses was $450,000 for the three months ended March 31, 2014, compared to $600,000 for the three months ended March 31, 2013. The $150,000 decrease in the provision during the current quarter over the comparable quarter last year primarily relates to improved asset quality performance as both non-accrual and substandard loans declined throughout the last year and stabilized loan growth during the quarter. The ALLL was also impacted by the change in loan mix with lower reserves associated with real estate and business loans compared to consumer loans. During the three months ended March 31, 2014, net charge-offs totaled $298,000, compared to $254,000 during the same period last year.

Noninterest Income. Noninterest income decreased $223,000, or 9.9%, to $2.0 million for the three months ended March 31, 2014, from $2.3 million for the three months ended March 31, 2013. The decrease during the period was primarily attributable to $168,000 in a reduction of gains on sale of investment securities, and a $55,000 decrease in service charges and fees. One-to-four-family originations of loans held for sale decreased 19.8% to $37.6 million during the quarter ended March 31, 2014 compared to $52.3 million for the same quarter one year ago. The decrease in originations was directly correlated to the increase in home lending rates during the past year and the seasonality associated with home purchase activity in the Northwest. The reduction in home lending gain on sales of $570,000 to $983,000 for the three months ended March 31, 2014, from $1.6 million for the three months ended March 31, 2013, was offset by an increase in consumer loan sales of $526,000 for the current quarter from no gains on consumer loan sales during the same period last year.

Noninterest Expense. Noninterest expense increased $717,000, or 16.0% to $5.2 million for the three months ended March 31, 2014, from $4.5 million for the three months ended March 31, 2013. Changes in noninterest expense included a $645,000, or 26.0%, increase in salaries and benefit costs associated with the continued investment in growing the lending and deposit franchise, primarily as a result of the hiring of additional employees in mortgage-related lending, and loan servicing and operations areas, as well as ESOP expense of $110,000, a $122,000, or 100.0% change in impairment reversal of servicing rights due to the recovery recognized in the comparable quarter one year ago, an $81,000, or 25.6% increase in occupancy, and a $74,000, or 32.2% increase in professional and board fees, partially offset by a $212,000, or 28.0% decrease in operational costs driven by a one-time net benefit of $275,000 from our Washington State B&O excise tax refund.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, declined to 74.7% for the three months ended March 31, 2014 compared to 64.5% for the three months ended March 31, 2013, primarily as a result of the decrease in noninterest income. Had the Company not received the one-time excise tax refund during the first quarter of 2014, the efficiency ratio would have been 79.0%.

Provision for Income Tax. For the three months ended March 31, 2014, the Company recorded a provision for income tax expense of $433,000 on pre-tax income as compared to $625,000 for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was 33.1%.

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

As of March 31, 2014, the Bank's total borrowing capacity was $43.3 million with the FHLB of Seattle, with unused borrowing capacity of $26.9 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. As of March 31, 2014, the Bank held approximately $55.6 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Seattle, the Bank maintained a short-term borrowing line with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank"), with a current limit of $71.8 million at March 31, 2014, and a $6.0 million unsecured, variable rate, overnight short-term borrowing line with Pacific Coast Bankers' Bank. The Bank also had a $11.0 million unsecured Fed Funds line of credit with a large financial institution of which none was outstanding at March 31, 2014. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. As of March 31, 2014, the Bank held approximately $110.8 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

As of March 31, 2014, $16.3 million in FHLB advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit or Pacific Coast Bankers' Bank line of credit. The Bank's Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $72.4 million as of March 31, 2014. Total brokered deposits as of March 31, 2014 were $16.9 million.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2014, the approved outstanding loan commitments, including unused lines of credit, amounted to $135.7 million. Certificates of deposit scheduled to mature in three months or less at March 31, 2014, totaled $44.1 million. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank. For additional information see the Consolidated Statements of Cash Flows in Part I. Item 1 of this report.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at March 31, 2014, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at March 31, 2014, the Bank was considered to be "well capitalized". At March 31, 2014, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 12.2%, 15.1%, and 16.4%, respectively. For additional information regarding the Bank's regulatory capital compliance, see the discussion included in Note 11 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $500 million or more in assets, at March 31, 2014 the Company would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for the Company as of March 31, 2014 were 15.1% for Tier 1 leverage-based capital, 18.6% for Tier 1 risk-based capital and 19.9% for total risk-based capital.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

101
The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.

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

FS BANCORP, INC.

Date: May 12, 2014	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: May 12, 2014	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)