Form 10-Q
period 2014-06-30
FS Bancorp, Inc.
filed 2014-08-08
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014    OR

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2014, there were 3,235,625 outstanding shares of the registrant's common stock.

FS Bancorp, Inc.
Form 10-Q
As used in this report, the terms "we," "our," and "us," and "Company" refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to "Bank" in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data) (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$2,049	$1,425
Interest-bearing deposits at other financial institutions	7,106	39,660
Securities available-for-sale, at fair value	58,363	56,239
Federal Home Loan Bank stock, at cost	1,670	1,702
Loans held for sale, at fair value	15,975	11,185
Loans receivable, net	325,495	281,081
Accrued interest receivable	1,366	1,261
Premises and equipment, net	13,763	13,818
Other real estate owned ("OREO")	36	2,075
Deferred tax asset	—	816
Bank owned life insurance ("BOLI")	6,460	6,369
Other assets	3,738	3,556
TOTAL ASSETS	$436,021	$419,187

LIABILITIES
Deposits
Noninterest-bearing accounts	$47,685	$45,783
Interest-bearing accounts	303,959	291,093
Total deposits	351,644	336,876
Borrowings	17,552	16,664
Other liabilities	4,041	3,334
Total liabilities	373,237	356,874
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,235,625 and 3,240,125 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	28,963	30,097
Retained earnings	35,808	35,215
Accumulated other comprehensive loss	(18)	(898)
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(2,001)	(2,133)
Total stockholders' equity	62,784	62,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$436,021	$419,187

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans receivable	$5,493	$5,233	$10,674	$10,171
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	356	203	686	440
Total interest and dividend income	5,849	5,436	11,360	10,611
INTEREST EXPENSE
Deposits	594	464	1,144	936
Borrowings	63	48	121	87
Total interest expense	657	512	1,265	1,023
NET INTEREST INCOME	5,192	4,924	10,095	9,588
PROVISION FOR LOAN LOSSES	450	600	900	1,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,742	4,324	9,195	8,388
NONINTEREST INCOME
Service charges and fee income	446	494	844	948
Gain on sale of loans	1,794	2,228	3,302	3,779
Gain on sale of investment securities	10	96	10	264
Other noninterest income	206	113	352	203
Total noninterest income	2,456	2,931	4,508	5,194
NONINTEREST EXPENSE
Salaries and benefits	3,240	3,135	6,363	5,612
Operations	926	759	1,472	1,517
Occupancy	403	385	801	702
Data processing	300	266	588	532
OREO fair value impairments, net of (gain) loss on sales	(1)	117	30	195
OREO expenses (income)	(29)	16	3	38
Loan costs	391	345	696	645
Professional and board fees	298	333	602	563
FDIC insurance	62	67	125	123
Marketing and advertising	125	158	232	243
Impairment (recovery) on mortgage servicing rights	(1)	22	(1)	(100)
Total noninterest expense	5,714	5,603	10,911	10,070
INCOME BEFORE PROVISION FOR INCOME TAX	1,484	1,652	2,792	3,512
PROVISION FOR INCOME TAX	498	566	931	1,191
NET INCOME	$986	$1,086	$1,861	$2,321
Basic earnings per share	$0.33	$0.36	$0.62	$0.77
Diluted earnings per share	$0.33	$0.36	$0.62	$0.77

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$986	$1,086	$1,861	$2,321
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) arising during period	802	(1,299)	1,344	(1,564)
Income tax (provision) benefit related to unrealized gains	(272)	442	(457)	532
Reclassification adjustment for realized gains included in net income	(10)	(96)	(10)	(264)
Income tax benefit related to reclassification for realized gains	3	33	3	90
Other comprehensive gain (loss), net of tax	523	(920)	880	(1,206)
COMPREHENSIVE INCOME	$1,509	$166	$2,741	$1,115

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data) (Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total Stockholders' Equity
BALANCE, January 1, 2013	3,240,125	$32	$29,894	$31,746	$597	$(2,372)	$59,897
Net income	—	—	—	2,321	—	—	2,321
Other comprehensive loss, net of tax	—	—	—	—	(1,206)	—	(1,206)
Dividends paid ($0.05 per share)	—	—	—	(150)	—	—	(150)
ESOP shares allocated	—	—	85	—	—	132	217
BALANCE, June 30, 2013	3,240,125	$32	$29,979	$33,917	$(609)	$(2,240)	$61,079

BALANCE, January 1, 2014	3,240,125	$32	$30,097	$35,215	$(898)	$(2,133)	$62,313
Net income	—	—	—	1,861	—	—	1,861
Dividends paid ($0.11 per share)	—	—	—	(341)	—	—	(341)
Share-based compensation	—	—	110	—	—	—	110
Restricted stock awards	125,105	—	(1)	—	—	—	(1)
Common stock repurchased	(129,605)	—	(1,295)	(927)	—	—	(2,222)
Other comprehensive income, net of tax					880		880
ESOP cash distribution	—	—	(35)	—	—	—	(35)
ESOP shares allocated	—	—	87	—	—	132	219
BALANCE, June 30, 2014	3,235,625	$32	$28,963	$35,808	$(18)	$(2,001)	$62,784

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,861	$2,321
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	900	1,200
Depreciation, amortization and accretion	1,677	513
Compensation expense related to stock options and restricted stock awards	110	—
ESOP compensation expense for allocated shares	219	217
Provision for deferred income taxes	816	981
Increase in cash surrender value of BOLI	(91)	—
Gain on sale of loans held for sale	(2,741)	(3,779)
Gain on sale of portfolio loans	(561)	—
Origination of loans held for sale	(103,425)	(132,168)
Proceeds from sale of loans held for sale	100,887	133,978
Gain on sale of investment securities	(10)	(264)
Gain on sale of OREO	(10)	—
Recovery of servicing rights	(1)	(100)
Impairment loss on other real estate owned	40	195
Changes in operating assets and liabilities
Accrued interest receivable	(105)	(69)
Other assets	(429)	(1,368)
Other liabilities	707	(52)
Net cash from (used by) operating activities	(156)	1,605
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	11,720	8,786
Maturities, prepayments, and calls	7,964	1,676
Purchases	(20,923)	(13,083)
Loan originations and principal collections, net	(58,734)	(9,496)
Proceeds from sale of portfolio loans	12,849	—
Proceeds from sale of OREO	2,454	163
Purchase of premises and equipment, net	(447)	(1,289)
Net cash used by investing activities	(45,117)	(13,243)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,768	11,964
Proceeds from borrowings	30,207	76,454
Repayments of borrowings	(29,319)	(69,630)
Dividends paid	(341)	(150)
Common stock repurchased	(2,222)	—
Net cash from financing activities	13,093	18,638
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,180)	7,000
CASH AND CASH EQUIVALENTS, beginning of period	38,459	6,787
CASH AND CASH EQUIVALENTS, end of period	$6,279	$13,787
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,262	$1,017
Income taxes	$175	$210
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities	$880	$(1,206)
Property received in settlement of loans	$445	$(36)
Transfer portfolio loans to loans held for sale	$—	$3,251
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

Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements do not contain all necessary disclosures required by Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on March 29, 2014.  These unaudited financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to U.S. GAAP and have been reflected as required by Article 10 of Regulation S-X as promulgated by the SEC.  The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period. Amounts presented in the financial statements and footnote tables are rounded and presented in thousands of dollars. In the narrative footnote discussion amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2014 presentation with no change to net income or stockholders' equity previously reported.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events – The Company has evaluated events and transactions subsequent to June 30, 2014 for potential recognition or disclosure.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. As of June 30, 2014 and December 31, 2013, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. However, as the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal.

Deposits in Other Financial Institutions – The Company held interest-bearing deposits at other financial institutions with a cost basis of $7.1 million and $39.7 million as of June 30, 2014 and December 31, 2013, respectively. Certificates of deposits in the amount of $2.9 million and $2.6 million with original maturity dates greater than 90 days were excluded from cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of securities available-for-sale at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$6,754	$9	$(216)	$6,547
Municipal bonds	16,027	288	(82)	16,233
Corporate securities	4,997	2	(40)	4,959
Mortgage-backed securities	30,613	171	(160)	30,624
Total securities available-for-sale	$58,391	$470	$(498)	$58,363

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$12,297	$21	$(651)	$11,667
Municipal bonds	13,347	111	(278)	13,180
Corporate securities	4,005	2	(69)	3,938
Mortgage-backed securities	27,952	66	(564)	27,454
Total securities available-for-sale	$57,601	$200	$(1,562)	$56,239

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

Investment securities that were in an unrealized loss position as of June 30, 2014 and December 31, 2013 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$—	$—	$4,779	$(216)	$4,779	$(216)
Municipal bonds	2,149	(3)	3,534	(79)	5,683	(82)
Corporate securities	2,471	(31)	491	(9)	2,962	(40)
Mortgage-backed securities	—	—	11,061	(160)	11,061	(160)
Total securities available-for-sale	$4,620	$(34)	$19,865	$(464)	$24,485	$(498)

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$4,772	$(244)	$3,591	$(407)	$8,363	$(651)
Municipal bonds	5,915	(206)	1,210	(72)	7,125	(278)
Corporate securities	2,443	(59)	490	(10)	2,933	(69)
Mortgage-backed securities	23,696	(564)	—	—	23,696	(564)
Total securities available-for-sale	$36,826	$(1,073)	$5,291	$(489)	$42,117	$(1,562)

There were five investments with unrealized losses of less than one year as of June 30, 2014, and 19 investments with unrealized losses of more than one year. There were 31 investments with unrealized losses of less than one year as of December 31, 2013, and seven investments with unrealized losses of more than one year. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company has the intent and ability to hold these securities until recovery, and is not likely to be required to sell these securities. No other-than-temporary impairment was recorded for the six months ended June 30, 2014 or the year ended December 31, 2013.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at June 30, 2014 were as follows:

	June 30,
	2014
	Amortized Cost	Fair Value
Due in one year or less	$1,760	$1,765
Due after one year through five years	4,769	4,788
Due after five years through ten years	17,105	16,903
Due after ten years	34,757	34,907
Total	$58,391	$58,363

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Proceeds	Gross Gains	Gross (Losses)	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$11,721	$64	$(54)	$11,721	$64	$(54)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Proceeds	Gross Gains	Gross (Losses)	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$4,718	$96	$—	$8,786	$264	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at June 30, 2014 and December 31, 2013 was as follows:

	June 30,	December 31,
	2014	2013
REAL ESTATE LOANS
Commercial	$39,832	$32,970
Construction and development	40,736	41,633
Home equity	15,113	15,172
One-to-four-family (excludes held for sale loans)	32,039	20,809
Multi-family	11,448	4,682
Total real estate loans	139,168	115,266
CONSUMER LOANS
Indirect home improvement	93,905	91,167
Solar	17,026	16,838
Marine	14,518	11,203
Automobile	929	1,230
Recreational	490	553
Home improvement	410	463
Other	1,214	1,252
Total consumer loans	128,492	122,706
COMMERCIAL BUSINESS LOANS	64,584	49,244
Total loans	332,244	287,216
Allowance for loan losses	(5,548)	(5,092)
Deferred costs, fees, and discounts, net	(1,201)	(1,043)
Total loans receivable, net	$325,495	$281,081

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

Real Estate Loans

Commercial Lending. Loans originated by the Company primarily secured by income producing properties, including retail centers, warehouses and office buildings located in the Puget Sound market area.

Construction and Development Lending. Loans originated by the Company for the construction of and secured by commercial real estate, one-to-four-family, and multi-family residences and tracts of land for development, primarily located in the Puget Sound market area.

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences, primarily located in the Puget Sound market area.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

One-to-Four-Family Real Estate Lending. Loans originated by the Company secured by first mortgages on one-to-four-family residences, primarily located in the Puget Sound market area.

Multi-family Lending. Apartment term lending (more than four units) to current banking customers and community reinvestment loans for housing for low to moderate income individuals primarily located in the Puget Sound market area.

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

Marine, Automobile and Recreational. Loans originated by the Company secured by boats, automobiles and RVs to borrowers primarily located in the Puget Sound market area.

Other Consumer and Home Improvement Loans. Loans originated by the Company, including direct home improvement loans, loans on deposits and other consumer loans to borrowers located in the Puget Sound market area.

Commercial Business Loans

Commercial Business Lending. Commercial business loans originated by the Company to local small and mid-sized businesses located in the Puget Sound market area are secured primarily by accounts receivable, inventory or personal property, plant and equipment. Commercial business loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details activity in the allowance for loan losses by loan categories:

	At or For the Three Months Ended June 30, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,465	$1,462	$1,036	$1,280	$5,243
Provision for loan losses	(76)	503	662	(639)	450
Charge-offs	(3)	(386)	—	—	(389)
Recoveries	61	183	—	—	244
Net charge-offs	58	(203)	—	—	(145)
Ending balance	$1,447	$1,762	$1,698	$641	$5,548
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$4	$—	$4
Loans collectively evaluated for impairment	1,447	1,762	1,694	641	5,544
Ending balance	$1,447	$1,762	$1,698	$641	$5,548
LOANS RECEIVABLE
Loans individually evaluated for impairment	$627	$—	$45	$—	$672
Loans collectively evaluated for impairment	138,541	128,492	64,539	—	331,572
Ending balance	$139,168	$128,492	$64,584	$—	$332,244

	At or For the Six Months Ended June 30, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,963	$1,512	$800	$817	$5,092
Provision for loan losses	(449)	552	973	(176)	900
Charge-offs	(147)	(637)	(75)	—	(859)
Recoveries	80	335	—	—	415
Net charge-offs	(67)	(302)	(75)	—	(444)
Ending balance	$1,447	$1,762	$1,698	$641	$5,548
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$4	$—	$4
Loans collectively evaluated for impairment	1,447	1,762	1,694	641	5,544
Ending balance	$1,447	$1,762	$1,698	$641	$5,548
LOANS RECEIVABLE
Loans individually evaluated for impairment	$627	$—	$45	$—	$672
Loans collectively evaluated for impairment	138,541	128,492	64,539	—	331,572
Ending balance	$139,168	$128,492	$64,584	$—	$332,244

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or For the Three Months Ended June 30, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,264	$1,831	$679	$270	$5,044
Provision for loan losses	317	143	(55)	195	600
Charge-offs	(86)	(460)	(44)	—	(590)
Recoveries	—	222	—	—	222
Net charge-offs	(86)	(238)	(44)	—	(368)
Ending balance	$2,495	$1,736	$580	$465	$5,276
Period end amount allocated to:
Loans individually evaluated for impairment	$233	$—	$6	$—	$239
Loans collectively evaluated for impairment	2,262	1,736	574	465	5,037
Ending balance	$2,495	$1,736	$580	$465	$5,276
LOANS RECEIVABLE
Loans individually evaluated for impairment	$4,198	$—	$152	$—	$4,350
Loans collectively evaluated for impairment	109,608	117,930	53,814	—	281,352
Ending balance	$113,806	$117,930	$53,966	$—	$285,702

	At or For the Six Months Ended June 30, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,690	$2,158	$815	$35	$4,698
Provision for loan losses	971	(7)	(194)	430	1,200
Charge-offs	(201)	(859)	(44)	—	(1,104)
Recoveries	35	444	3	—	482
Net charge-offs	(166)	(415)	(41)	—	(622)
Ending balance	$2,495	$1,736	$580	$465	$5,276
Period end amount allocated to:
Loans individually evaluated for impairment	$233	$—	$6	$—	$239
Loans collectively evaluated for impairment	2,262	1,736	574	465	5,037
Ending balance	$2,495	$1,736	$580	$465	$5,276
LOANS RECEIVABLE
Loans individually evaluated for impairment	$4,198	$—	$152	$—	$4,350
Loans collectively evaluated for impairment	109,608	117,930	53,814	—	281,352
Ending balance	$113,806	$117,930	$53,966	$—	$285,702

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to the aging analysis of past due loans is summarized as follows:

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$—	$39,832	$39,832
Construction and development	—	—	—	—	—	40,736	40,736
Home equity	125	231	—	356	—	14,757	15,113
One-to-four-family	—	—	—	—	94	31,945	32,039
Multi-family	—	—	—	—	—	11,448	11,448
Total real estate loans	125	231	—	356	94	138,718	139,168
CONSUMER
Indirect home improvement	521	288	—	809	212	92,884	93,905
Solar	—	—	—	—	29	16,997	17,026
Marine	—	—	—	—	—	14,518	14,518
Automobile	5	—	—	5	6	918	929
Recreational	38	—	—	38	—	452	490
Home improvement	—	7	—	7	—	403	410
Other	—	7	—	7	4	1,203	1,214
Total consumer loans	564	302	—	866	251	127,375	128,492
COMMERCIAL BUSINESS LOANS	—	—	—	—	—	64,584	64,584
Total	$689	$533	$—	$1,222	$345	$330,677	$332,244

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	—	$567	$32,403	32,970
Construction and development	—	—	—	—	—	41,633	41,633
Home equity	63	146	—	209	172	14,791	15,172
One-to-four-family	—	—	—	—	104	20,705	20,809
Multi-family	—	—	—	—	—	4,682	4,682
Total real estate loans	63	146	—	209	843	114,214	115,266
CONSUMER
Indirect home improvement	533	218	—	751	258	90,158	91,167
Solar	—	—	—	—	—	16,838	16,838
Marine	33	—	—	33	—	11,170	11,203
Automobile	34	13	—	47	—	1,183	1,230
Recreational	39	—	—	39	—	514	553
Home improvement	7	—	—	7	—	456	463
Other	15	6	—	21	—	1,231	1,252
Total consumer loans	661	237	—	898	258	121,550	122,706
COMMERCIAL BUSINESS LOANS	54	—	—	54	—	49,190	49,244
Total	$778	$383	$—	$1,161	$1,101	$284,954	$287,216

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided:

At or For the Six Months Ended June 30, 2014
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve		Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—		$—	$—	$—
Construction and development	—	—	—	—		—	—	—
Home equity	—	—	—	—		—	—	—
One-to-four-family	634	(7)	627	—		627	634	17
Multi-family	—	—	—	—		—	—	—
Indirect home improvement	—	—	—	—		—	—	—
Marine	—	—	—	—		—	—	—
Automobile	—	—	—	—		—	—	—
Recreational	—	—	—	—		—	—	—
Home improvement	—	—	—	—		—	—	—
Other	—	—	—	—		—	—	—
Commercial business loans	—	—	—	—		—	—	—
Subtotal loans	634	(7)	627	—		627	634	17
WITH AN ALLOWANCE RECORDED
Commercial	—	—	—	—		—	—	—
Construction and development	—	—	—	—		—	—	—
Home equity	—	—	—	—		—	—	—
One-to-four-family			—	—		—
Multi-family	—	—	—	—		—	—	—
Indirect home improvement	—	—	—	—		—	—	—
Marine	—	—	—	—		—	—	—
Automobile	—	—	—	—		—	—	—
Recreational	—	—	—	—		—	—	—
Home improvement	—	—	—	—		—	—	—
Other	—	—	—	—		—	—	—
Commercial business loans	47	(2)	45	(4)	45	41	48	2
Subtotal loans	47	(2)	45	(4)		41	48	2
Total	$681	$(9)	$672	$(4)		$668	$682	$19

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)
At or For the Year Ended December 31, 2013
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	39	—	39	—	39	39	59
One-to-four-family	1,212	(169)	1,043	—	1,043	1,041	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—
Subtotal loans	1,251	(169)	1,082	—	1,082	1,080	59
WITH AN ALLOWANCE RECORDED
Commercial	731	(164)	567	(85)	482	622	15
Construction and development	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	56	(2)	54	(6)	48	59	—
Subtotal loans	787	(166)	621	(91)	530	681	15
Total	$2,038	$(335)	$1,703	$(91)	$1,612	$1,761	$74

The average recorded investment in impaired loans was $677,000 and $528,000 for the three months ended June 30, 2014 and 2013, respectively, and $682,000 and $4.3 million for the six months ended June 30, 2014 and 2013, respectively.  For the three and six months ended June 30, 2014, the Company recognized interest income on impaired loans of $9,000 and $19,000, respectively, compared to $54,000 and $80,000, respectively, for same periods a year ago.

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

A description of the 10 risk grades is as follows:

•	Grades 1 and 2 – These grades include loans to very high quality borrowers with excellent or desirable business credit and are typically secured by cash and/or marketable securities.

•	Grade 3 – This grade includes loans to borrowers of good business credit with moderate risk.

•	Grades 4 and 5 – These grades include “Pass” grade loans to borrowers of average credit quality and risk.

•
Grade 6 – This grade includes loans on management’s “Watch” list and is intended to be utilized on a temporary basis for “Pass” grade borrowers where frequent and thorough monitoring is required due to credit weaknesses and where significant risk-modifying action is anticipated in the near term.

•	Grade 7 – This grade is for “Other Assets Especially Mentioned" (OAEM) in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

•	Grade 8 – This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.

•	Grade 9 – This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.

•	Grade 10 – This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category:

	June 30, 2014
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$38,400	$549	$883	$—	$—	$—	$39,832
Construction and development	40,736	—	—	—	—	—	40,736
Home equity	15,113	—	—	—	—	—	15,113
One-to-four-family	31,412	—	—	627	—	—	32,039
Multi-family	11,448	—	—	—	—	—	11,448
Total real estate loans	137,109	549	883	627	—	—	139,168
CONSUMER
Indirect home improvement	93,664	—	—	241	—	—	93,905
Solar	17,026	—	—	—	—	—	17,026
Marine	14,518	—	—	—	—	—	14,518
Automobile	923	—	—	6	—	—	929
Recreational	490	—	—	—	—	—	490
Home improvement	410	—	—	—	—	—	410
Other	1,210	—	—	4	—	—	1,214
Total consumer loans	128,241	—	—	251	—	—	128,492
COMMERCIAL BUSINESS LOANS	43,843	9,701	10,995	45	—	—	64,584
Total	$309,193	$10,250	$11,878	$923	$—	$—	$332,244

	December 31, 2013
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$31,500	$903	$—	$567	$—	$—	$32,970
Construction and development	41,633	—	—	—	—	—	41,633
Home equity	15,000	—	—	172	—	—	15,172
One-to-four-family	19,766	—	—	1,043	—	—	20,809
Multi-family	4,682	—	—	—	—	—	4,682
Total real estate loans	112,581	903	—	1,782	—	—	115,266
CONSUMER
Indirect home improvement	90,909	—	—	258	—	—	91,167
Solar	16,838	—	—	—	—	—	16,838
Marine	11,203	—	—	—	—	—	11,203
Automobile	1,230	—	—	—	—	—	1,230
Recreational	553	—	—	—	—	—	553
Home improvement	463	—	—	—	—	—	463
Other	1,252	—	—	—	—	—	1,252
Total consumer loans	122,448	—	—	258	—	—	122,706
COMMERCIAL BUSINESS LOANS	38,492	10,698	—	54	—	—	49,244
Total	$273,521	$11,601	$—	$2,094	$—	$—	$287,216

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. At June 30, 2014, the Company had four TDR loans still on accrual. The Company had two TDR's included in impaired loans at June 30, 2014, and four TDR's at December 31, 2013. In addition, at June 30, 2014 and December 31, 2013, the Company had no TDR loans on non-accrual. The Company had no commitments to lend additional funds on these restructured loans.

A summary of TDR loans at the dates indicated is as follows:

	June 30,	December 31,
	2014	2013
TDR loans still on accrual	$799	$815
TDR loans on non-accrual	—	—
Total TDR loans	$799	$815

The following tables present loans that became TDRs during the following periods:

At or For the Three Months Ended June 30,
	2014				2013
	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance

Commercial business	—	$—	$—	$—	—	$—	$—	$—
Total	—	$—	$—	$—	—	$—	$—	$—

	At or For the Six Months Ended June 30,
	2014				2013
	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance

Commercial business	—	$—	$—	$—	1	$35	$—	$35
Total	—	$—	$—	$—	1	$35	$—	$35

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

There were no TDRs recorded in the twelve months prior to June 30, 2014 and 2013, that subsequently defaulted in the six months ended June 30, 2014 and 2013.

The recorded investments in the tables above are period end balances that are inclusive of all partial pay-downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by the period end are not included.

The TDR in the table above was the result of interest rate modifications and extended payment terms. The Company has not forgiven any principal on the above loan.

NOTE 4 – SERVICING RIGHTS

Loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage, commercial, and consumer loans serviced for others were $276.5 million and $243.0 million at June 30, 2014 and December 31, 2013, respectively. The fair market value of the servicing rights’ asset was $3.1 million and $3.0 million at June 30, 2014 and December 31, 2013, respectively.

The following tables summarize servicing rights activity for the three and six months ended June 30, 2014 and 2013:

	At or For the Three Months Ended June 30,
	2014	2013
Beginning balance	$2,134	$1,404
Additions	313	494
Mortgage, commercial, and consumer servicing rights amortized	(112)	(91)
(Impairment) recovery on servicing rights	1	(22)
Ending balance	$2,336	$1,785

	At or For the Six Months Ended June 30,
	2014	2013
Beginning balance	$2,093	$1,064
Additions	489	790
Mortgage, commercial, and consumer servicing rights amortized	(247)	(169)
Recovery of loss on servicing rights	1	100
Ending balance	$2,336	$1,785

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SERVICING RIGHTS (Continued)

Fair value adjustments to mortgage, commercial and consumer servicing rights were mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. Valuation assumptions used in determining the fair value of servicing rights at the dates indicated are as follows:

	At June 30,
	2014	2013
Key assumptions
Weighted average discount rate	8.5%	7.5%
Weighted average life in years	7.3	5.9
Projected prepayment speed in months	163	226

The Company recorded $172,000 and $127,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended June 30, 2014 and 2013, respectively, and $334,000 and $220,000 for the six months ended June 30, 2014 and 2013, respectively, which is reported in noninterest income.

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

The following tables summarize the Company's derivative instruments as of the dates indicated:

	June 30, 2014
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$21,510	$651	$—
Mandatory and best effort forward commitments with investors	10,437	—	61
Forward TBA mortgage-backed securities	26,500	—	182
TBA mortgage-backed securities forward sales paired off with investors	19,250	—	241

	December 31, 2013
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$8,467	$166	$—
Mandatory and best effort forward commitments with investors	4,527	45	—
Forward TBA mortgage-backed securities	13,750	106	—
TBA mortgage-backed securities forward sales paired off with investors	4,000	44	—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVES (Continued)

The income on derivatives from fair value changes recognized in other noninterest income on the consolidated statements of income, included in gain on sale of loans was $110,000 and $772,000 for the three months ended June 30, 2014 and 2013, respectively, and $322,000 and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three and six months ended June 30, 2014 and 2013:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$535	$1,956	$2,075	$2,127
Additions	—	36	445	36
Fair value impairments	—	(117)	(40)	(195)
Disposition of assets	(499)	(70)	(2,444)	(163)
Ending balance	$36	$1,805	$36	$1,805

At June 30, 2014, OREO consisted of one property located in Washington with a balance of $36,000. For the three months ended June 30, 2014 and 2013, the Company recorded a $1,000 net gain, and no gain or loss on disposals of OREO, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded a $10,000 net gain and no net gain or (loss), respectively, on disposals of OREO. Holding costs or (recovery) associated with OREO were $(29,000) and $16,000, for the three months ended June 30, 2014 and 2013, respectively, and $3,000 and $38,000, for the six months ended June 30, 2014 and 2013, respectively.

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Noninterest-bearing checking(1)	$47,685	$45,783
Interest-bearing checking	27,654	26,725
Savings	17,289	15,345
Money market	116,600	119,162
Certificates of deposits of less than $100,000(2)	48,220	46,237
Certificates of deposits of $100,000 through $250,000	60,749	52,264
Certificates of deposits of more than $250,000	33,447	31,360
Total	$351,644	$336,876
(1) Includes $1.9 million and $1.5 million in escrow balances at June 30, 2014 and December 31, 2013, respectively.
(2) Includes $19.6 million and $16.9 million of brokered deposits at June 30, 2014 and December 31, 2013, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (Continued)

Scheduled maturities of time deposits for future periods ending were as follows:

As of June 30,
2014
2014	$33,237
2015	48,184
2016	41,002
2017	10,453
2018	5,580
Thereafter	3,960
Total	$142,416

The Bank pledged two securities held at the Federal Home Loan Bank ("FHLB") of Seattle with a fair value of $1.3 million to secure Washington State public deposits of $250,000 with a collateral requirement of $29,000, at June 30, 2014.
Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances at June 30, 2014 and December 31, 2013 were $1.7 million and $1.6 million, respectively, and were in compliance with FRB regulations.
Interest expense by deposit category for the three and six months ended June 30, 2014 and 2013 was as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Interest-bearing checking	$7	$8	$16	$16
Savings and money market	130	124	248	258
Certificates of deposit	457	332	880	662
Total	$594	$464	$1,144	$936

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $931,000 and $1.2 million during the six months ended June 30, 2014 and June 30, 2013, respectively.
The Company files a consolidated U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2010 and later. At June 30, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at June 30, 2014, the Company had recognized no interest and penalties.

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

A summary of the Company’s commitments at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$26,632	$25,164
One-to-four-family	39,912	18,277
Home equity	13,984	12,452
Commercial/Multi-family	504	518
Total real estate loans	81,032	56,411
CONSUMER LOANS
Indirect home improvement	—	—
Other	6,024	6,162
Total consumer loans	6,024	6,162
COMMERCIAL BUSINESS LOANS	49,479	52,344
Total commitments to extend credit	$136,535	$114,917

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $115,000 and $58,000 as of June 30, 2014 and December 31, 2013, respectively. One-to-four-family commitments listed above are accounted for as fair value derivatives and do not carry an associated loss reserve.

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
In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a $258,000 and $217,000 reserve to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2014 and December 31, 2013, respectively.
In December 2013, the Company sold a portion of the consumer loan portfolio with an unpaid principal balance of approximately $9.3 million and recognized a gain of $166,000. Under the terms of this sale, the Company had recourse for loans that defaulted before June 14, 2014 and had recorded a reserve of $35,000 for potential defaults. As of June 30, 2014, the Company had satisfied its obligation under the purchase agreement without utilizing any of the recourse reserve and accordingly, the full reserve was reversed in the second quarter of 2014 and included in operations within noninterest expense.

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

As of June 30, 2014 and December 31, 2013, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s capital amounts and ratios at June 30, 2014 and December 31, 2013 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total risk-based capital
(to risk-weighted assets)	$57,604	15.97%	$28,849	8.00%	$36,062	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$53,079	14.72%	$14,425	4.00%	$21,637	6.00%
Tier 1 leverage capital
(to average assets)	$53,079	12.31%	$17,248	4.00%	$21,560	5.00%

As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	$55,141	16.64%	$26,512	8.00%	$33,140	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$50,985	15.38%	$13,256	4.00%	$19,884	6.00%
Tier 1 leverage capital
(to average assets)	$50,985	12.61%	$16,177	4.00%	$20,221	5.00%

Regulatory capital levels reported above differ from the Company's total equity, computed in accordance with U.S. GAAP.

	Company		Bank
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
Equity	$62,784	$62,313	$53,061	$50,297
Unrealized loss on securities available-for-sale	18	898	18	898
Disallowed deferred tax assets	—	—	—	—
Disallowed servicing assets	—	(210)	—	(210)
Total Tier 1 capital	62,802	63,001	53,079	50,985
Allowance for loan and lease losses for regulatory capital purposes	4,525	4,156	4,525	4,156
Total risk-based capital	$67,327	$67,157	$57,604	$55,141

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $500 million or more in assets, at June 30, 2014, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for the Company as of June 30, 2014 were 14.6% for Tier 1 leverage-based capital, 17.4% for Tier 1 risk-based capital and 18.7% for total risk-based capital.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Federal agency securities	$—	$6,547	$—	$6,547
Municipal bonds	—	16,233	—	16,233
Corporate securities	—	4,959	—	4,959
Mortgage-backed securities	—	30,624	—	30,624
Total	$—	$58,363	$—	$58,363

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Federal agency securities	$—	$11,667	$—	$11,667
Municipal bonds	—	13,180	—	13,180
Corporate securities	997	2,941	—	3,938
Mortgage-backed securities	—	27,454	—	27,454
Total	$997	$55,242	$—	$56,239

The following tables present the fair value of interest rate lock commitments with customers, forward sale commitments with investors and paired off commitments with investors measured at their fair value on a recurring basis at June 30, 2014 and December 31, 2013.

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
June 30, 2014	$—	$—	$651	$651
December 31, 2013	$—	$—	$166	$166

	Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2014	$—	$(182)	$(61)	$(243)
December 31, 2013	$—	$106	$45	$151

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2014	$—	$(241)	$—	$(241)
December 31, 2013	$—	$44	$—	$44

The following table presents the impaired loans measured at fair value on a nonrecurring basis:

	Impaired Loans
	Level 1	Level 2	Level 3	Total
June 30, 2014	$—	$—	$672	$672
December 31, 2013	$—	$—	$1,703	$1,703

The following table presents OREO measured at fair value on a nonrecurring basis:

	OREO
	Level 1	Level 2	Level 3	Total
June 30, 2014	$—	$—	$36	$36
December 31, 2013	$—	$—	$2,075	$2,075

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at June 30, 2014 is shown in the following table.

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average Rate

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99.99%	88.90%
Forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99.99%	88.90%

NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0.00% - 10.00%	0.70%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	—	41.50%

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	June 30,		December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$9,155	$9,155	$41,085	$41,085
Securities available-for-sale	—	—	997	997
Level 2 inputs:
Securities available-for-sale	58,363	58,363	55,242	55,242
Loans held for sale	15,975	15,975	11,185	11,185
FHLB stock	1,670	1,670	1,702	1,702
Accrued interest receivable	1,366	1,366	1,261	1,261
Forward sale commitments with investors	—	—	106	106
Paired off commitments with investors	—	—	44	44
Level 3 inputs:
Loans receivable, net	325,495	358,737	281,081	310,641
Servicing rights	2,336	3,116	2,093	2,961
Fair value interest rate locks with customers	651	651	166	166
Forward sale commitments with investors	—	—	45	45
Financial Liabilities
Level 2 inputs:
Deposits	351,644	364,240	336,876	351,408
Borrowings	17,552	17,549	16,664	16,553
Accrued interest payable	25	25	22	22
Forward sale commitments with investors	182	182	—	—
Paired off commitments with investors	241	241	—	—
Level 3 inputs:
Forward sale commitments with investors	61	61	—	—

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFITS (Continued)

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2013, the ESOP paid the second annual installment of principal in the amount of $240,000, plus accrued interest of $55,000 pursuant to the ESOP loan. No payment of principal or interest was made during the six months ended June 30, 2014.

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

Compensation expense related to the ESOP for the six months ended June 30, 2014 and June 30, 2013 was $219,000 and $217,000, respectively.

Shares held by the ESOP as of June 30, 2014 were as follows:

Balances
Allocated shares	51,842
Committed to be released shares	12,960
Unallocated shares	194,408
Total ESOP shares	259,210

Fair value of unallocated shares (in thousands)	$3,284

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EARNINGS PER SHARE (Continued)
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013.

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Numerator:
Net Income (in thousands)	$986	$1,086	$1,861	$2,321

Denominator:
Basic weighted average common shares outstanding	3,002,515	3,019,797	3,024,116	3,019,797

Dilutive restricted stock grants	2,233	—	1,123	—
Diluted weighted average common shares outstanding	3,004,748	3,019,797	3,025,239	3,019,797
Basic earnings per share	$0.33	$0.36	$0.62	$0.77

Diluted earnings per share	$0.33	$0.36	$0.62	$0.77
Potentially dilutive weighted average share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	23,572	—	11,852	—

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Options to purchase 322,000 common stock shares at $16.89 per share were outstanding at June 30, 2014, and were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.
The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share. There were 194,408 shares in the ESOP that were not committed to be released as of June 30, 2014.
NOTE 15 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp 2013 Equity Incentive Plan ("Plan"). The Plan provides for the grant of stock options and restricted stock awards.

Total compensation expense for the Plan was $110,000 for the three and six months ended June 30, 2014, and there were no restricted stock or stock option grants in 2013.

Stock Options

The Plan authorizes the grant of stock options totaling 324,013 shares to Company directors and employees. Option awards are granted with an exercise price equal to the market price of FS Bancorp's common stock at the grant date,

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK-BASED COMPENSATION (Continued)

May 8, 2014, of $16.89 per share. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Options were granted as non-qualified stock options ("NQSO"). Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The fair value of each option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company became a publicly held company in July 2012, therefore historical data was not available to calculate the volatility for FS Bancorp stock. Given this limitation, management utilized a proxy to determine the expected volatility of FS Bancorp’s stock. The proxy chosen was the NASDAQ Bank Index, or NASDAQ Bank (^BANK). This index provides the volatility of the banking sector for NASDAQ traded banks. The majority of smaller banks are traded on the NASDAQ given the costs and daily interaction required with trading on the New York Stock Exchange. The Company utilized the comparable Treasury rate for the discount rate associated with the stock options granted. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 6.5 years.

A summary of the Company's stock option plan awards during the six months ended June 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—	—	$—
Granted	322,000	16.89	6.5	164,220
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2014	322,000	$16.89	6.5	$164,220

Expected to vest, assuming a 0.31% annual forfeiture rate	320,992	$16.89	6.5	$163,706

Exercisable at June 30, 2014	—	$—	—	$—
As of June 30, 2014, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.4 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards totaling 129,505 shares to Company directors and employees, and all but 4,500 shares were granted on May 8, 2014. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date of $16.89 per share. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a three-year period for directors and a five-year period for employees, beginning at the grant date. Any unexercised restricted stock awards will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK-BASED COMPENSATION (Continued)
A summary of the Company's nonvested awards during the period ended June 30, 2014:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested at January 1, 2014	—	$—	$—
Granted	125,105	16.89	—
Vested	—	—	—
Forfeited or expired	—	—	—
Nonvested at June 30, 2014	125,105	$16.89	$—

As of June 30, 2014, there was $2.0 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.4 years.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. As of June 30, 2014, consumer loans represented 38.7% of the Company's total portfolio, down from 42.7% at December 31, 2013, as real estate loan originations have increased at a faster pace than consumer loan originations during the six months ended June 30, 2014.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded 1,157 loans during the quarter ended June 30, 2014 using its indirect home improvement contractor/dealer network located throughout Washington, Oregon and California with four contractors/dealers responsible for 64.8% of this loan volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since inception has originated $39.1 million. During the three months ended June 30, 2014, the Company originated $8.0 million of consumer loans in California, and as of June 30, 2014, the Company had $17.0 million of consumer indirect solar loans outstanding that were originated in California. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans in California. As of June 30, 2014, the limit was $25.7 million.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets. Total assets increased $16.8 million, or 4.0%, to $436.0 million at June 30, 2014, from $419.2 million at December 31, 2013, primarily as a result of a $44.4 million, or 15.8% increase in net loans receivable, a $4.8 million, or 42.8% increase in loans held for sale, and a $2.1 million, or 3.8% increase in securities available-for-sale, primarily funded by a $31.9 million, or 77.7% decrease in cash and cash equivalents. In addition, OREO decreased $2.0 million, or 98.3% during the six months ended June 30, 2014.

Loans receivable, net increased $44.4 million, or 15.8% to $325.5 million at June 30, 2014, from $281.1 million at December 31, 2013. Total real estate secured loans increased $23.9 million, or 20.7% to $139.2 million at June 30, 2014, from $115.3 million at December 31, 2013, as a result of an $11.2 million, or 54.0% increase in one-to-four-family loans, a $6.9 million, or 20.8% increase in commercial real estate loans, and a $6.8 million, or 144.5% increase in multi-family loans, partially offset by an $897,000, or 2.2% decrease in construction and development loans. Consumer loans increased $5.8 million, or 4.7%, to $128.5 million at June 30, 2014, from $122.7 million at December 31, 2013, primarily as a result of a $3.3 million, or 29.6%, increase in marine loans, and a $2.7 million, or 3.0%, increase in indirect home improvement loans, partially offset by a $301,000, or 24.5% decrease in automobile loans. During the six months ended June 30, 2014, the Company sold $12.8 million of consumer solar loans at a pre-tax gain of $507,000. The sale enabled the Company to continue to originate these loans while complying with its business plan limits on California lending to be no more than 20% of the total consumer loan portfolio. Commercial business loans increased $15.3 million, or 31.2%, to $64.6 million at June 30, 2014, from $49.2 million at December 31, 2013.

Loans held for sale increased by $4.8 million to $16.0 million at June 30, 2014, from $11.2 million at December 31, 2013, as management continues to manage the holding period between the funding and sale date for loans held for sale during periods of volatile interest rates. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes and to generate noninterest income. During the quarter ended June 30, 2014, the Company did not purchase any loans and sold $65.2 million of one-to-four-family mortgage loans compared to $33.4 million for the preceding quarter and $89.9 million for the same quarter one year ago.

The allowance for loan losses at June 30, 2014 was $5.5 million, or 1.7% of gross loans receivable, compared to $5.1 million, or 1.8% of gross loans receivable, at December 31, 2013. Substandard loans decreased to $923,000 at June 30, 2014, compared to $2.1 million at December 31, 2013. Non-performing loans, consisting of non-accruing loans, decreased to $345,000 at June 30, 2014, from $1.1 million at December 31, 2013. At June 30, 2014, non-performing loans consisted of $94,000 of one-to-four-family loans, and $251,000 of consumer loans. Non-performing loans to total gross loans decreased to 0.1% at June 30, 2014, from 0.4% at December 31, 2013. OREO totaled $36,000 at June 30, 2014, compared to $2.1 million at December 31, 2013. The $2.0 million, or 98.3% decrease in OREO reflects sales of $2.4 million, $40,000 in impairments, and transfers of $445,000 during the six months ended June 30, 2014. The Company also had $799,000 in TDRs at June 30, 2014, all of which were performing in accordance with their modified payment terms.

A summary of non-performing assets as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Non-performing assets:
Non-accrual loans	$345	$1,101
Other real estate owned	36	2,075
Other assets	—	32
Total non-performing assets	$381	$3,208

Liabilities. Total liabilities increased $16.3 million, or 4.6%, to $373.2 million at June 30, 2014, from $356.9 million at December 31, 2013. Deposits increased $14.7 million, or 4.4%, to $351.6 million at June 30, 2014, from $336.9 million at December 31, 2013. Transaction accounts (noninterest, interest-bearing checking, and escrow accounts) increased $2.8 million, or 3.9% to $75.3 million as of June 30, 2014, from $72.5 million at December 31, 2013. Money market and savings accounts decreased $618,000, or 0.5%, to $133.9 million at June 30, 2014, from $134.5 million at December 31, 2013. Time deposits increased $12.5 million, or 9.7% to $142.4 million at June 30, 2014, from $129.9 million at December 31, 2013. Non-retail deposits which include $19.6 million of brokered certificates of deposit, $16.6 million of online certificates of deposit, and $250,000 of public funds, increased to $36.2 million as of June 30, 2014, compared to $24.1 million at December 31, 2013. The Company continues its focus on relationship deposit growth with new and existing customers as the primary source of funds for loan growth.

Total borrowings, which consisted of FHLB advances, increased $888,000, or 5.3%, to $17.6 million at June 30, 2014, from $16.7 million at December 31, 2013.

Stockholders' Equity. Total stockholders' equity increased $471,000, or 0.8%, to $62.8 million at June 30, 2014, from $62.3 million at December 31, 2013. The increase in stockholders' equity was primarily a result of net income of $1.9 million, and an improvement of $880,000 in accumulated other comprehensive income representing a decline in the unrealized loss on securities available-for-sale due to a decrease in treasury rates and the sale of some of the Company's longer term bonds to reduce the exposure to longer term rates, partially offset by $2.2 million of common stock share repurchase, and $341,000 of dividends paid. Book value per common share was $21.53 at June 30, 2014, compared to $20.55 at December 31, 2013.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

General. Net income for the three months ended June 30, 2014 was $986,000 compared to net income of $1.1 million for the three months ended June 30, 2013. The $100,000 decrease in net income was primarily attributable to a $475,000, or 16.2% decrease in noninterest income, and a $111,000, or 2.0% increase in noninterest expense, partially offset by a $268,000, or 5.4% increase in net interest income, a $150,000, or 25.0% decrease in provision for loan losses, and a $68,000, or 12.0% decrease in provision for income tax.

Net income for the six months ended June 30, 2014 was $1.9 million compared to the net income of $2.3 million for the six months ended June 30, 2013. The $460,000 decrease in net income was primarily attributable to an $841,000, or 8.4% increase in noninterest expense, and a $686,000, or 13.2% decrease in noninterest income, partially offset by a $507,000, or 5.3% increase in net interest income, a $300,000, or 25.0% decrease in the provision for loan losses, and a $260,000, or 21.8% decrease in the provision for income tax.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Assets
Loans receivable	$325,777	$301,524	$312,850	$291,274
Securities available-for-sale, at fair value	68,359	43,957	66,771	44,952
Interest-bearing deposits at other financial institutions	15,810	15,475	25,903	17,950
Total interest-earning assets	409,946	360,956	405,524	354,176
Noninterest-earning assets	21,546	17,259	21,814	18,291
Total assets	$431,492	$378,215	$427,338	$372,467

Liabilities and Stockholders' Equity
Interest-bearing deposits	$296,856	$258,193	$295,162	$257,063
Borrowings	21,021	17,025	18,796	14,737
Total interest-bearing liabilities	317,877	275,218	313,958	271,800
Noninterest-bearing deposits	47,380	38,813	47,067	36,921
Other noninterest-bearing liabilities	3,307	3,399	3,556	3,143
Stockholders' equity	62,928	60,785	62,757	60,603
Total liabilities and stockholders' equity	$431,492	$378,215	$427,338	$372,467

Net Interest Income. Net interest income increased $268,000, or 5.4%, to $5.2 million for the three months ended June 30, 2014, from $4.9 million for the three months ended June 30, 2013. The increase in net interest income was attributable to a $260,000, or 5.0% increase in loans receivable interest income, as well as a $153,000, or 75.4% increase in interest and dividends on investment securities, and cash and cash equivalents, reflecting primarily increased average balances as compared to the same period last year, partially offset by a $145,000, or 28.3% increase in interest expense, primarily due to increases in the average balances of interest-bearing deposits and borrowings.

The net interest income increased $507,000, or 5.3%, to $10.1 million for the six months ended June 30, 2014, from $9.6 million for the six months ended June 30, 2013. The increase in net interest income was attributable to a $503,000, or 4.9% increase in loan receivable interest income, and a $246,000, or 55.9% increase in interest and dividends on investment securities, and cash and cash equivalents interest income, reflecting primarily increased average balances as compared to the same period last year, partially offset by a $242,000, or 23.7% increase in interest expense as a result of increases in the average balances of interest-bearing deposits and borrowings.

The net interest margin ("NIM") decreased 39 basis points to 5.08% for the three months ended June 30, 2014, from 5.47% for the three months ended June 30, 2013, and decreased 44 basis points to 5.02% for the six months ended June 30, 2014, from 5.46% for the same period of the prior year. The decreases reflect the change in our asset mix, including increased investment securities, commercial business loans, one-to-four-family loans, and reductions in the percentage of higher yielding consumer loans held in the loan portfolio. Diversified loan growth continues to pressure the NIM as real estate and business loans have a lower yield than consumer loan products.  Reducing the impact of lower loan yields was a three basis point decrease in the cost of funds to 0.72% for the three months ended June 30, 2014, from 0.75% for the three months ended June 30, 2013, and five basis point decrease in the cost of funds to 0.71% for the six months ended June 30, 2014, from 0.76% for the same period in the prior year as a result of growth in noninterest-bearing deposits. Management remains focused on matching the average duration on time deposits with the duration of earning assets where appropriate.
Interest Income. Interest income for the three months ended June 30, 2014 increased $413,000, or 7.6%, to $5.8 million from $5.4 million for the three months ended June 30, 2013. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $325.8 million for the three months ended June 30, 2014, compared to $301.5 million for the three months ended June 30, 2013, as well as a shift of funds during the period to lower yielding investment securities and loans during the three months ended June 30, 2014, compared to the same period last year.

Interest income for the six months ended June 30, 2014 increased $749,000, or 7.1%, to $11.4 million, from $10.6 million for the six months ended June 30, 2013. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $312.9 million for the six months ended June 30, 2014, compared to $291.3 million for the six months ended June 30, 2013, and a $21.8 million increase in the average balance of securities available-for-sale to $66.8 million for the six months ended June 30, 2014, compared to $45.0 million for the same period last year.

Interest Expense. Interest expense increased $145,000 or 28.3%, to $657,000 for the three months ended June 30, 2014, from $512,000 for the same period of the prior year. The average cost of funds decreased three basis points to 0.72% for the three months ended June 30, 2014, compared to 0.75% for the three months ended June 30, 2013. The decrease was primarily due to growth in noninterest-bearing deposits and extending maturities on deposit products to manage interest rate risk. The average balance of total interest-bearing liabilities increased $42.7 million, or 15.5%, to $317.9 million for the quarter ended June 30, 2014, from $275.2 million for the quarter ended June 30, 2013.

Interest expense increased $242,000, or 23.7%, to $1.3 million for the six months ended June 30, 2014, from $1.0 million for the same period of the prior year. As a result of the general decline in market rates, the average cost of funds for total interest-bearing liabilities decreased five basis points to 0.71% for the six months ended June 30, 2014, compared to 0.76% for the six months ended June 30, 2013.

Provision for Loan Losses.  The provision for loan losses was $450,000 for the three months ended June 30, 2014, compared to $600,000 for the three months ended June 30, 2013. The $150,000 decrease in the provision during the current quarter over the comparable quarter last year, primarily relates to improved asset quality performance as both non-accrual and substandard loans declined throughout the last year, and loan charge-offs decreased. The provision for loan losses was also impacted by the change in loan mix with lower reserves required for the increase in real estate and commercial business loans as compared to consumer loans. During the three months ended June 30, 2014, net charge-offs totaled $145,000 compared to $368,000 during the same period last year.

The provision for loan losses was $900,000 for the six months ended June 30, 2014, compared to $1.2 million for the six months ended June 30, 2013. The $300,000 decrease in the provision primarily relates to improved asset quality performance due to the decline in both the non-accrual and substandard loans. Non-performing loans were $345,000, or 0.1% of total loans at June 30, 2014, compared to $2.3 million, or 0.8% of total loans at June 30, 2013. During the six months ended June 30, 2014, net charge-offs totaled $444,000 compared to $622,000 during the six months ended June 30, 2013.

Noninterest Income. Noninterest income decreased $475,000, or 16.2%, to $2.4 million for the three months ended June 30, 2014, from $2.9 million for the three months ended June 30, 2013. The decrease during the period was primarily attributable to a $434,000 reduction in gains on sale of loans due to lower refinance transactions, and an $86,000 reduction in gains on sale of investment securities. One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 92.0% to $72.2 million during the quarter ended June 30, 2014, compared to $37.6 million for the same quarter one year ago. The increase in originations was directly correlated to increased purchase activity associated with the seasonality in home purchases in the Northwest. Purchase production increased with $65.6 million in closed purchase loans for the three months ended June 30, 2014, up from $46.3 million for the three months ended June 30, 2013, partially offset by a $21.6 million decrease in refinances due to an increase in rates.

Noninterest income decreased $686,000, or 13.2%, to $4.5 million for the six months ended June 30, 2014, from $5.2 million for the six months ended June 30, 2013. The decrease during the period was primarily due to a $477,000 decrease in the gain on sale of loans, and a $254,000 decrease in the gain on sale of investment securities. The decrease in gains on sale of loans was primarily attributable to a decrease in the home lending gain on sales of $883,000 to $2.7 million for the six months ended June 30, 2014, from $3.6 million for the six months ended June 30, 2013, partially offset by the consumer loan gain on sales of $561,000 for the current six month period as compared to no gains on consumer loan sales during the same period last year.

Noninterest Expense. Noninterest expense increased $111,000, or 2.0%, to $5.7 million for the three months ended June 30, 2014, from $5.6 million for the three months ended June 30, 2013. Changes in noninterest expense included a $167,000, or 22.0% increase in operations costs, and a $105,000, or 3.3% increase in salaries and benefits, primarily as a result of the hiring of additional employees in mortgage-related lending, and loan servicing and operations areas, as well as expenses associated with issued equity awards, partially offset by a decrease of $118,000, or 100.9% of OREO fair value impairments, and a $45,000, or 281.3% decrease in OREO expenses this quarter.

Noninterest expense increased $841,000, or 8.4%, to $10.9 million for the six months ended June 30, 2014, from $10.1 million for the six months ended June 30, 2013. Changes in noninterest expense included a $751,000, or 13.4% increase in salaries and benefit costs primarily as a result of hiring additional personnel, in addition to expenses associated with issued equity awards, a $99,000 or 99.0% reduction in the recovery on servicing rights, a $99,000, or 14.1% increase in occupancy costs primarily due to renting additional home lending office space, and a $56,000, or 10.5% increase in data processing costs, partially offset by a $165,000, or 84.6% decrease in OREO fair value impairments.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, increased to 74.7% for the three months ended June 30, 2014, compared to 71.3% for the three months ended June 30, 2013, and was 74.7% for the six months ended June 30, 2014, compared to 68.1% for the six months ended June 30, 2013, primarily as a result of an increase in noninterest expense, and the decrease in noninterest income partially offset by the increase in net interest income.

Provision for Income Tax. For the six months ended June 30, 2014, the Company recorded a provision for income tax expense of $931,000 on pre-tax income as compared to $1.2 million for the six months ended June 30, 2013. The effective tax rate for the periods ended June 30, 2014 and 2013 were 33.2% and 33.6%, respectively.

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

As of June 30, 2014, the Bank's total borrowing capacity was $49.3 million with the FHLB of Seattle, with unused borrowing capacity of $19.9 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. As of June 30, 2014, the Bank held approximately $63.0 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Seattle, the Bank maintained a short-term borrowing line with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank"), with a current limit of $78.6 million at June 30, 2014, and a $12.0 million unsecured, variable rate, overnight short-term borrowing line with Pacific Coast Bankers' Bank. The Bank also had a $11.0 million unsecured Fed Funds line of credit with a large financial institution of which none was outstanding at June 30, 2014. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. As of June 30, 2014, the Bank held approximately $121.6 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

As of June 30, 2014, $17.6 million in FHLB advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit or Pacific Coast Bankers' Bank line of credit. The Bank's Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $72.2 million as of June 30, 2014. Total brokered deposits as of June 30, 2014 were $19.6 million.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2014, the approved outstanding loan commitments, including unused lines of credit, amounted to $137.0 million. Certificates of deposit scheduled to mature in six months or less at June 30, 2014, totaled $33.2 million. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank. For additional information see the Consolidated Statements of Cash Flows in Part I. Item 1 of this report.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at June 30, 2014, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at June 30, 2014, the Bank was considered to be "well capitalized". At June 30, 2014, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 12.3%, 14.7%, and 16.0%, respectively. For additional information regarding the Bank's regulatory capital compliance, see the discussion included in Note 11 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $500 million or more in assets, at June 30, 2014 the Company would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for the Company as of June 30, 2014 were 14.6% for Tier 1 leverage-based capital, 17.4% for Tier 1 risk-based capital and 18.7% for total risk-based capital.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2    Bylaws of FS Bancorp, Inc. (1)

4.0    Form of Common Stock Certificate of FS Bancorp, Inc. (1)

10.1    Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)

10.2    Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D.
    Mullet and Drew B. Ness (1)

10.3    FS Bancorp, Inc. 2013 Equity Incentive Plan (the "2013 Plan") (2)

10.4    Form of Incentive Stock Option Agreement under the 2013 Plan (2)

10.5    Form of Non-Qualified Stock Option Agreement under the 2013 Plan (2)

10.6    Form of Restricted Stock Agreement under the 2013 Plan (2)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-177125) filed on October 3, 2011 and incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-192990) filed on December 20, 2013 and incorporated by reference.

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

FS BANCORP, INC.

Date: August 8, 2014	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: August 8, 2014	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.