Form 10-Q
period 2014-09-30
FS Bancorp, Inc.
filed 2014-11-10
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014    OR

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2014, there were 3,235,625 outstanding shares of the registrant's common stock.

FS Bancorp, Inc.
Form 10-Q
As used in this report, the terms "we," "our," and "us," and "Company" refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to "Bank" in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data) (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$1,995	$1,425
Interest-bearing deposits at other financial institutions	7,696	39,660
Securities available-for-sale, at fair value	49,443	56,239
Federal Home Loan Bank ("FHLB") stock, at cost	1,853	1,702
Loans held for sale, at fair value	20,254	11,185
Consumer loans held for sale	10,231	—
Loans receivable, net	354,574	281,081
Accrued interest receivable	1,525	1,261
Premises and equipment, net	13,747	13,818
Other real estate owned ("OREO")	—	2,075
Deferred tax asset	—	816
Bank owned life insurance ("BOLI")	6,508	6,369
Other assets	3,776	3,556
TOTAL ASSETS	$471,602	$419,187

LIABILITIES
Deposits
Noninterest-bearing accounts	$49,543	$45,783
Interest-bearing accounts	330,746	291,093
Total deposits	380,289	336,876
Borrowings	22,552	16,664
Other liabilities	4,755	3,334
Total liabilities	407,596	356,874
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,235,625 and 3,240,125 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	29,200	30,097
Retained earnings	36,772	35,215
Accumulated other comprehensive loss	(63)	(898)
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(1,935)	(2,133)
Total stockholders' equity	64,006	62,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$471,602	$419,187

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except earnings per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans receivable	$6,339	$5,365	$17,013	$15,536
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	264	232	950	672
Total interest and dividend income	6,603	5,597	17,963	16,208
INTEREST EXPENSE
Deposits	675	502	1,818	1,438
Borrowings	76	56	197	142
Total interest expense	751	558	2,015	1,580
NET INTEREST INCOME	5,852	5,039	15,948	14,628
PROVISION FOR LOAN LOSSES	450	520	1,350	1,720
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,402	4,519	14,598	12,908
NONINTEREST INCOME
Service charges and fee income	458	473	1,301	1,420
Gain on sale of loans	1,789	1,537	5,092	5,316
Gain (loss) on sale of investment securities	(51)	—	(41)	264
Other noninterest income	188	153	540	357
Total noninterest income	2,384	2,163	6,892	7,357
NONINTEREST EXPENSE
Salaries and benefits	3,557	2,578	9,920	8,190
Operations	932	752	2,403	2,268
Occupancy	420	372	1,221	1,074
Data processing	331	285	918	817
OREO fair value impairments, net of loss on sales	11	151	42	347
OREO expenses	10	41	13	79
Loan costs	316	362	1,012	1,007
Professional and board fees	317	331	919	894
FDIC insurance	62	62	188	186
Marketing and advertising	138	107	371	350
Recovery on servicing rights	(18)	(2)	(19)	(102)
Total noninterest expense	6,076	5,039	16,988	15,110
INCOME BEFORE PROVISION FOR INCOME TAX	1,710	1,643	4,502	5,155
PROVISION FOR INCOME TAX	564	581	1,495	1,772
NET INCOME	$1,146	$1,062	$3,007	$3,383
Basic earnings per share	$0.39	$0.35	$1.00	$1.12
Diluted earnings per share	$0.39	$0.35	$1.00	$1.12

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$1,146	$1,062	$3,007	$3,383
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) arising during period	(119)	193	1,225	(1,370)
Income tax (provision) benefit related to unrealized gains	40	(65)	(417)	466
Reclassification adjustment for realized (gains) loss included in net income	51	—	41	(264)
Income tax (provision) benefit related to reclassification for realized gains	(17)	—	(14)	90
Other comprehensive income (loss), net of tax	(45)	128	835	(1,078)
COMPREHENSIVE INCOME	$1,101	$1,190	$3,842	$2,305

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data) (Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total Stockholders' Equity
BALANCE, January 1, 2013	3,240,125	$32	$29,894	$31,746	$597	$(2,372)	$59,897
Net income	—	—	—	3,383	—	—	3,383
Other comprehensive loss, net of tax	—	—	—	—	(1,078)	—	(1,078)
Dividends paid ($0.10 per share)	—	—	—	(301)	—	—	(301)
ESOP shares allocated	—	—	135	—	—	198	333
BALANCE, September 30, 2013	3,240,125	$32	$30,029	$34,828	$(481)	$(2,174)	$62,234

BALANCE, January 1, 2014	3,240,125	$32	$30,097	$35,215	$(898)	$(2,133)	$62,313
Net income	—	—	—	3,007	—	—	3,007
Dividends paid ($0.16 per share)	—	—	—	(523)	—	—	(523)
Share-based compensation	—	—	297	—	—	—	297
Restricted stock awards	125,105	—	(1)	—	—	—	(1)
Common stock repurchased	(129,605)	—	(1,295)	(927)	—	—	(2,222)
Other comprehensive income, net of tax	—	—	—	—	835	—	835
ESOP cash distribution	—	—	(35)	—	—	—	(35)
ESOP shares allocated	—	—	137	—	—	198	335
BALANCE, September 30, 2014	3,235,625	$32	$29,200	$36,772	$(63)	$(1,935)	$64,006

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,007	$3,383
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,350	1,720
Depreciation, amortization and accretion	2,555	1,286
Compensation expense related to stock options and restricted stock awards	297	—
ESOP compensation expense for allocated shares	335	333
Provision for deferred income taxes	816	1,512
Increase in cash surrender value of BOLI	(139)	(38)
Gain on sale of loans held for sale	(4,528)	(4,933)
Gain on sale of portfolio loans	(564)	(383)
Origination of loans held for sale	(182,264)	(193,123)
Proceeds from sale of loans held for sale	176,878	197,396
(Gain) loss on sale of investment securities	41	(264)
Recovery of servicing rights	(19)	(102)
Impairment loss on other real estate owned	42	347
Changes in operating assets and liabilities
Accrued interest receivable	(264)	(110)
Other assets	(244)	165
Other liabilities	1,421	34
Net cash from (used by) operating activities	(1,280)	7,223
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	21,074	8,786
Maturities, prepayments, and calls	10,809	3,971
Purchases	(22,943)	(18,223)
Loan originations and principal collections, net	(98,854)	(18,964)
Proceeds from sale of portfolio loans	12,849	8,195
Proceeds from sale of OREO	2,478	163
Purchase BOLI	—	(6,000)
Purchase of premises and equipment, net	(692)	(1,714)
FHLB stock purchased	(225)	—
FHLB stock redeemed	74	48
Net cash used by investing activities	(75,430)	(23,738)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	43,413	27,919
Proceeds from borrowings	123,358	101,454
Repayments of borrowings	(117,470)	(94,630)
Dividends paid	(523)	(301)
Common stock repurchased	(2,222)	—
Net cash from financing activities	46,556	34,442
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,154)	17,927
CASH AND CASH EQUIVALENTS, beginning of period	38,459	6,787
CASH AND CASH EQUIVALENTS, end of period	$8,305	$24,714
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,007	$1,574
Income taxes	$377	$260
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities	$1,267	$(1,634)
Property received in settlement of loans	$445	$642
Transfer portfolio loans to loans held for sale	$10,231	$—
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

Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements do not contain all necessary disclosures required by Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on March 29, 2014.  These unaudited financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to U.S. GAAP and have been reflected as required by Article 10 of Regulation S-X as promulgated by the SEC.  The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period. Amounts presented in the financial statements and footnote tables are rounded and presented in thousands of dollars. In the narrative footnote discussion amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2014 presentation with no change to net income or stockholders' equity previously reported.

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

Pursuant to the Plan, the Company's Board of Directors adopted an ESOP plan which purchased 8% of the common stock in the open market or 259,210 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings as of December 31, 2011. The liquidation account will be maintained for the benefit of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of March 31, 2012 who maintain deposit accounts at the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities, and equity unchanged as a result.

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

Subsequent Events – The Company has evaluated events and transactions subsequent to September 30, 2014 for potential recognition or disclosure.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. As of September 30, 2014 and December 31, 2013, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. However, as the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal.

Deposits in Other Financial Institutions – The Company held interest-bearing deposits at other financial institutions with a cost basis of $7.7 million and $39.7 million as of September 30, 2014 and December 31, 2013, respectively. Certificates of deposits in the amount of $1.4 million and $2.6 million with original maturity dates greater than 90 days were excluded from cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014 - 01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014 - 01 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014 - 09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the ASU requires companies to use more judgment and make more estimates than under current accounting guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014 - 11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The ASU also requires new and expanded disclosures. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2014, the FASB issued ASU No. 2014 - 12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing accounting guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014 - 14, Receivables -Troubled Debt Restructuring by Creditors. Under certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration ("FHA") and the Department of Veterans Affairs ("VA"), qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The objective of this ASU is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014 - 15, Presentation of Financial Statements —Going Concern (Subtopic 205-40). The ASU provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of securities available-for-sale at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$5,999	$4	$(237)	$5,766
Municipal bonds	15,974	314	(50)	16,238
Corporate securities	4,496	2	(35)	4,463
Mortgage-backed securities	21,049	66	(161)	20,954
Asset-backed and other amortizing securities	2,020	2	—	2,022
Total securities available-for-sale	$49,538	$388	$(483)	$49,443

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$12,297	$21	$(651)	$11,667
Municipal bonds	13,347	111	(278)	13,180
Corporate securities	4,005	2	(69)	3,938
Mortgage-backed securities	27,952	66	(564)	27,454
Total securities available-for-sale	$57,601	$200	$(1,562)	$56,239

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

Investment securities that were in an unrealized loss position as of September 30, 2014 and December 31, 2013 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$500	$(1)	$4,759	$(236)	$5,259	$(237)
Municipal bonds	1,171	(3)	3,228	(47)	4,399	(50)
Corporate securities	—	—	1,465	(35)	1,465	(35)
Mortgage-backed securities	8,251	(36)	4,825	(125)	13,076	(161)
Total securities available-for-sale	$9,922	$(40)	$14,277	$(443)	$24,199	$(483)

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$4,772	$(244)	$3,591	$(407)	$8,363	$(651)
Municipal bonds	5,915	(206)	1,210	(72)	7,125	(278)
Corporate securities	2,443	(59)	490	(10)	2,933	(69)
Mortgage-backed securities	23,696	(564)	—	—	23,696	(564)
Total securities available-for-sale	$36,826	$(1,073)	$5,291	$(489)	$42,117	$(1,562)

There were nine investments with unrealized losses of less than one year as of September 30, 2014, and 16 investments with unrealized losses of more than one year. There were 31 investments with unrealized losses of less than one year as of December 31, 2013, and seven investments with unrealized losses of more than one year. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities. No other-than-temporary impairment was recorded for the nine months ended September 30, 2014 or the year ended December 31, 2013.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at September 30, 2014 were as follows:

	September 30,
	2014
	Amortized Cost	Fair Value
Due in one year or less	$1,505	$1,509
Due after one year through five years	3,757	3,775
Due after five years through ten years	18,960	18,746
Due after ten years	25,316	25,413
Total	$49,538	$49,443

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Proceeds	Gross Gains	Gross (Losses)	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$8,610	$14	$(65)	$20,330	$78	$(119)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Proceeds	Gross Gains	Gross (Losses)	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$—	$—	$—	$8,786	$264	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at September 30, 2014 and December 31, 2013 was as follows:

	September 30,	December 31,
	2014	2013
REAL ESTATE LOANS
Commercial	$44,190	$32,970
Construction and development	51,413	41,633
Home equity	16,270	15,172
One-to-four-family (excludes held for sale loans)	41,757	20,809
Multi-family	15,023	4,682
Total real estate loans	168,653	115,266
CONSUMER LOANS
Indirect home improvement	96,949	91,167
Solar (excludes held for sale loans)	13,402	16,838
Marine	16,523	11,203
Automobile	764	1,230
Recreational	463	553
Home improvement	367	463
Other	1,222	1,252
Total consumer loans	129,690	122,706
COMMERCIAL BUSINESS LOANS	63,604	49,244
Total loans	361,947	287,216
Allowance for loan losses	(5,812)	(5,092)
Deferred costs, fees, and discounts, net	(1,561)	(1,043)
Total loans receivable, net	$354,574	$281,081

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

Construction and Development Lending. Loans originated by the Company for the spec construction of and secured by commercial real estate, one-to-four-family, and multi-family residences and tracts of land for development, primarily located in the Puget Sound market area.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and nine months ended September 30, 2014 and 2013:

	At or For the Three Months Ended September 30, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,447	$1,762	$1,698	$641	$5,548
Provision for loan losses	244	167	(604)	643	450
Charge-offs	—	(399)	—	—	(399)
Recoveries	—	213	—	—	213
Net charge-offs	—	(186)	—	—	(186)
Ending balance	$1,691	$1,743	$1,094	$1,284	$5,812
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$4	$—	$4
Loans collectively evaluated for impairment	1,691	1,743	1,090	1,284	5,808
Ending balance	$1,691	$1,743	$1,094	$1,284	$5,812
LOANS RECEIVABLE
Loans individually evaluated for impairment	$880	$—	$42	$—	$922
Loans collectively evaluated for impairment	167,773	129,690	63,562	—	361,025
Ending balance	$168,653	$129,690	$63,604	$—	$361,947

	At or For the Nine Months Ended September 30, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,963	$1,512	$800	$817	$5,092
Provision for loan losses	(204)	718	369	467	1,350
Charge-offs	(148)	(1,036)	(75)	—	(1,259)
Recoveries	80	549	—	—	629
Net charge-offs	(68)	(487)	(75)	—	(630)
Ending balance	$1,691	$1,743	$1,094	$1,284	$5,812
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$4	$—	$4
Loans collectively evaluated for impairment	1,691	1,743	1,090	1,284	5,808
Ending balance	$1,691	$1,743	$1,094	$1,284	$5,812
LOANS RECEIVABLE
Loans individually evaluated for impairment	$880	$—	$42	$—	$922
Loans collectively evaluated for impairment	167,773	129,690	63,562	—	361,025
Ending balance	$168,653	$129,690	$63,604	$—	$361,947

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or For the Three Months Ended September 30, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,495	$1,736	$580	$465	$5,276
Provision for loan losses	280	64	(195)	371	520
Charge-offs	(275)	(375)	—	—	(650)
Recoveries	—	154	10	—	164
Net charge-offs	(275)	(221)	10	—	(486)
Ending balance	$2,500	$1,579	$395	$836	$5,310
Period end amount allocated to:
Loans individually evaluated for impairment	$303	$—	$28	$—	$331
Loans collectively evaluated for impairment	2,197	1,579	367	836	4,979
Ending balance	$2,500	$1,579	$395	$836	$5,310
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,337	$—	$172	$—	$3,509
Loans collectively evaluated for impairment	116,908	124,080	44,947	—	285,935
Ending balance	$120,245	$124,080	$45,119	$—	$289,444

	At or For the Nine Months Ended September 30, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,690	$2,158	$815	$35	$4,698
Provision for loan losses	1,252	55	(388)	801	1,720
Charge-offs	(477)	(1,233)	(44)	—	(1,754)
Recoveries	35	599	12	—	646
Net charge-offs	(442)	(634)	(32)	—	(1,108)
Ending balance	$2,500	$1,579	$395	$836	$5,310
Period end amount allocated to:
Loans individually evaluated for impairment	$303	$—	$28	$—	$331
Loans collectively evaluated for impairment	2,197	1,579	367	836	4,979
Ending balance	$2,500	$1,579	$395	$836	$5,310
LOANS RECEIVABLE
Loans individually evaluated for impairment	$3,337	$—	$172	$—	$3,509
Loans collectively evaluated for impairment	116,908	124,080	44,947	—	285,935
Ending balance	$120,245	$124,080	$45,119	$—	$289,444

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to the aging analysis of past due loans at September 30, 2014 and December 31, 2013 is summarized as follows:

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$—	$44,190	$44,190
Construction and development	—	—	—	—	—	51,413	51,413
Home equity	51	185	—	236	65	15,969	16,270
One-to-four-family	—	—	—	—	94	41,663	41,757
Multi-family	—	—	—	—	—	15,023	15,023
Total real estate loans	51	185	—	236	159	168,258	168,653
CONSUMER
Indirect home improvement	460	218	—	678	221	96,050	96,949
Solar	—	—	—	—	29	13,373	13,402
Marine	—	—	—	—	—	16,523	16,523
Automobile	5	7	—	12	—	752	764
Recreational	—	—	—	—	—	463	463
Home improvement	—	—	—	—	—	367	367
Other	2	—	—	2	—	1,220	1,222
Total consumer loans	467	225	—	692	250	128,748	129,690
COMMERCIAL BUSINESS LOANS	—	—	—	—	—	63,604	63,604
Total	$518	$410	$—	$928	$409	$360,610	$361,947

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$567	$32,403	$32,970
Construction and development	—	—	—	—	—	41,633	41,633
Home equity	63	146	—	209	172	14,791	15,172
One-to-four-family	—	—	—	—	104	20,705	20,809
Multi-family	—	—	—	—	—	4,682	4,682
Total real estate loans	63	146	—	209	843	114,214	115,266
CONSUMER
Indirect home improvement	533	218	—	751	258	90,158	91,167
Solar	—	—	—	—	—	16,838	16,838
Marine	33	—	—	33	—	11,170	11,203
Automobile	34	13	—	47	—	1,183	1,230
Recreational	39	—	—	39	—	514	553
Home improvement	7	—	—	7	—	456	463
Other	15	6	—	21	—	1,231	1,252
Total consumer loans	661	237	—	898	258	121,550	122,706
COMMERCIAL BUSINESS LOANS	54	—	—	54	—	49,190	49,244
Total	$778	$383	$—	$1,161	$1,101	$284,954	$287,216

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided at or for the nine months ended September 30, 2014 and at or for the year ended December 31, 2013:

At or For the Nine Months Ended September 30, 2014
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve		Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—		$—	$—	$—
Construction and development	—	—	—	—		—	—	—
Home equity	37	—	37	—		37	37	2
One-to-four-family	910	(67)	843	—		843	852	29
Multi-family	—	—	—	—		—	—	—
Indirect home improvement	—	—	—	—		—	—	—
Marine	—	—	—	—		—	—	—
Automobile	—	—	—	—		—	—	—
Recreational	—	—	—	—		—	—	—
Home improvement	—	—	—	—		—	—	—
Other	—	—	—	—		—	—	—
Commercial business loans	—	—	—	—		—	—	—
Subtotal loans	947	(67)	880	—		880	889	31
WITH AN ALLOWANCE RECORDED
Commercial	—	—	—	—		—	—	—
Construction and development	—	—	—	—		—	—	—
Home equity	—	—	—	—		—	—	—
One-to-four-family			—	—		—
Multi-family	—	—	—	—		—	—	—
Indirect home improvement	—	—	—	—		—	—	—
Marine	—	—	—	—		—	—	—
Automobile	—	—	—	—		—	—	—
Recreational	—	—	—	—		—	—	—
Home improvement	—	—	—	—		—	—	—
Other	—	—	—	—		—	—	—
Commercial business loans	44	(2)	42	(4)	45	38	47	3
Subtotal loans	44	(2)	42	(4)		38	47	3
Total	$991	$(69)	$922	$(4)		$918	$936	$34

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)
At or For the Year Ended December 31, 2013
	Unpaid Principal Balance	Write- downs	Recorded Investment	Specific Reserve	Adjusted Recorded Investment	YTD Average Recorded Investment	YTD Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	39	—	39	—	39	39	59
One-to-four-family	1,212	(169)	1,043	—	1,043	1,041	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—
Subtotal loans	1,251	(169)	1,082	—	1,082	1,080	59
WITH AN ALLOWANCE RECORDED
Commercial	731	(164)	567	(85)	482	622	15
Construction and development	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	56	(2)	54	(6)	48	59	—
Subtotal loans	787	(166)	621	(91)	530	681	15
Total	$2,038	$(335)	$1,703	$(91)	$1,612	$1,761	$74

The average recorded investment in impaired loans was $924,000 and $3.5 million for the three months ended September 30, 2014 and 2013, respectively, and $936,000 and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.  For the three and nine months ended September 30, 2014, the Company recognized interest income on impaired loans of $10,000 and $34,000, respectively, compared to $28,000 and $108,000, respectively, for same periods a year ago.

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

•	Grade 7 – This grade is for “Other Assets Especially Mentioned" ("OAEM") in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

•	Grade 8 – This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.

•	Grade 9 – This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.

•	Grade 10 – This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the FDIC's Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, recreational, automobile, direct home improvement and other, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded "4" internally. Loans that are past due more than 90 days are classified “Substandard” and risk graded "8" internally. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$42,770	$548	$872	$—	$—	$—	$44,190
Construction and development	51,413	—	—	—	—	—	51,413
Home equity	16,205	—	—	65	—	—	16,270
One-to-four-family	41,132	—	—	625	—	—	41,757
Multi-family	15,023	—	—	—	—	—	15,023
Total real estate loans	166,543	548	872	690	—	—	168,653
CONSUMER
Indirect home improvement	96,728	—	—	221	—	—	96,949
Solar	13,373	—	—	29	—	—	13,402
Marine	16,523	—	—	—	—	—	16,523
Automobile	764	—	—	—	—	—	764
Recreational	463	—	—	—	—	—	463
Home improvement	367	—	—	—	—	—	367
Other	1,222	—	—	—	—	—	1,222
Total consumer loans	129,440	—	—	250	—	—	129,690
COMMERCIAL BUSINESS LOANS	54,293	5,638	3,290	383	—	—	63,604
Total	$350,276	$6,186	$4,162	$1,323	$—	$—	$361,947

	December 31, 2013
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$31,500	$903	$—	$567	$—	$—	$32,970
Construction and development	41,633	—	—	—	—	—	41,633
Home equity	15,000	—	—	172	—	—	15,172
One-to-four-family	19,766	—	—	1,043	—	—	20,809
Multi-family	4,682	—	—	—	—	—	4,682
Total real estate loans	112,581	903	—	1,782	—	—	115,266
CONSUMER
Indirect home improvement	90,909	—	—	258	—	—	91,167
Solar	16,838	—	—	—	—	—	16,838
Marine	11,203	—	—	—	—	—	11,203
Automobile	1,230	—	—	—	—	—	1,230
Recreational	553	—	—	—	—	—	553
Home improvement	463	—	—	—	—	—	463
Other	1,252	—	—	—	—	—	1,252
Total consumer loans	122,448	—	—	258	—	—	122,706
COMMERCIAL BUSINESS LOANS	38,492	10,698	—	54	—	—	49,244
Total	$273,521	$11,601	$—	$2,094	$—	$—	$287,216

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had four TDR loans on accrual and included in impaired loans at September 30, 2014, and December 31, 2013, respectively. In addition, the Company had no TDR loans on non-accrual, and had no commitments to lend additional funds on these restructured loans at September 30, 2014, and December 31, 2013.

A summary of TDR loans at the dates indicated is as follows:

	September 30,	December 31,
	2014	2013
TDR loans still on accrual	$791	$815
TDR loans on non-accrual	—	—
Total TDR loans	$791	$815

The following tables present loans that became TDRs during the following periods:

At or For the Three Months Ended September 30,
	2014				2013
	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance

Loans	—	$—	$—	$—	—	$—	$—	$—
Total	—	$—	$—	$—	—	$—	$—	$—

	At or For the Nine Months Ended September 30,
	2014				2013
	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance	Number of Contracts	Recorded Investment	Increase in Allowance	Charge-offs to the Allowance

Commercial business	—	$—	$—	$—	1	$35	$—	$35
Total	—	$—	$—	$—	1	$35	$—	$35

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

There were no TDRs recorded in the twelve months prior to September 30, 2014 and 2013, that subsequently defaulted in the nine months ended September 30, 2014 and 2013.

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

NOTE 4 – SERVICING RIGHTS

Loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage, commercial, and consumer loans serviced for others were $297.5 million and $243.0 million at September 30, 2014 and December 31, 2013, respectively. The fair market value of the servicing rights’ asset was $3.5 million and $3.0 million at September 30, 2014 and December 31, 2013, respectively.

The following tables summarize servicing rights activity for the three and nine months ended September 30, 2014 and 2013:

	At or For the Three Months Ended September 30,
	2014	2013
Beginning balance	$2,336	$1,785
Additions	356	350
Mortgage, commercial, and consumer servicing rights amortized	(141)	(110)
Recovery on servicing rights	18	2
Ending balance	$2,569	$2,027

	At or For the Nine Months Ended September 30,
	2014	2013
Beginning balance	$2,093	$1,064
Additions	845	1,141
Mortgage, commercial, and consumer servicing rights amortized	(388)	(280)
Recovery on servicing rights	19	102
Ending balance	$2,569	$2,027

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SERVICING RIGHTS (Continued)

Fair value adjustments to mortgage, commercial and consumer servicing rights were mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. Valuation assumptions used in determining the fair value of servicing rights at the dates indicated are as follows:

	At September 30,
	2014	2013
Key assumptions
Weighted average discount rate	8.5%	7.5%
Weighted average life in years	7.5	5.9
Prepayment speed (Public Securities Association "PSA" model)	155	225

The Company recorded $187,000 and $135,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended September 30, 2014 and 2013, respectively, and $521,000 and $355,000 for the nine months ended September 30, 2014 and 2013, respectively, which is reported in noninterest income.

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

The following tables summarize the Company's derivative instruments as of the dates indicated:

	September 30, 2014
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$22,117	$517	$—
Mandatory and best effort forward commitments with investors	13,816	18	—
Forward TBA mortgage-backed securities	26,500	—	21
TBA mortgage-backed securities forward sales paired off with investors	16,500	—	64

	December 31, 2013
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$8,467	$166	$—
Mandatory and best effort forward commitments with investors	4,527	45	—
Forward TBA mortgage-backed securities	13,750	106	—
TBA mortgage-backed securities forward sales paired off with investors	4,000	44	—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVES (Continued)

The income on derivatives from fair value changes recognized in other noninterest income on the consolidated statements of income, included in gain on sale of loans was $143,000 and $42,000 for the three months ended September 30, 2014 and 2013, respectively, and $464,000 and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three and nine months ended September 30, 2014 and 2013:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$36	$1,805	$2,075	$2,127
Additions	—	605	445	642
Fair value impairments	—	(151)	(40)	(347)
Disposition of assets	(36)	—	(2,480)	(163)
Ending balance	$—	$2,259	$—	$2,259

At September 30, 2014, there were no OREO properties. For the three months ended September 30, 2014 and 2013, the Company recorded an $11,000 net loss, and no gain or loss on disposals of OREO, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a $2,000 net loss and no net gain or loss, respectively, on disposals of OREO. Holding costs associated with OREO were $10,000 and $41,000, for the three months ended September 30, 2014 and 2013, respectively, and $13,000 and $79,000, for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Noninterest-bearing checking(1)	$49,543	$45,783
Interest-bearing checking	26,179	26,725
Savings	19,388	15,345
Money market	124,026	119,162
Certificates of deposits of less than $100,000(2)	51,539	46,237
Certificates of deposits of $100,000 through $250,000	70,691	52,264
Certificates of deposits of more than $250,000	38,923	31,360
Total	$380,289	$336,876
(1) Includes $3.4 million and $1.5 million in escrow balances at September 30, 2014 and December 31, 2013, respectively.
(2) Includes $19.6 million and $16.9 million of brokered deposits at September 30, 2014 and December 31, 2013, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (Continued)

Scheduled maturities of time deposits as of September 30, 2014 for future periods ending were as follows:

As of September 30,
2014
2014	$27,944
2015	51,311
2016	55,639
2017	16,403
2018	5,590
Thereafter	4,266
Total	$161,153

The Bank pledged two securities held at the FHLB of Seattle with a fair value of $1.2 million to secure Washington State public deposits of $1.7 million with no collateral requirement by the Washington Public Deposit Protection Commission as of September 30, 2014.

FRB regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at September 30, 2014 and December 31, 2013 were $1.8 million and $1.6 million, respectively, and were in compliance with FRB regulations.

Interest expense by deposit category for the three and nine months ended September 30, 2014 and 2013 was as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
Interest-bearing checking	$7	$9	$22	$25
Savings and money market	137	138	385	396
Certificates of deposit	531	355	1,411	1,017
Total	$675	$502	$1,818	$1,438

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $1.5 million and $1.8 million during the nine months ended September 30, 2014 and September 30, 2013, respectively.
The Company files a consolidated U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2010 and later. At September 30, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at September 30, 2014, the Company had recognized no interest and penalties.

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

A summary of the Company’s commitments at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$46,719	$25,164
One-to-four-family	43,088	18,277
Home equity	12,741	12,452
Commercial/Multi-family	549	518
Total real estate loans	103,097	56,411
CONSUMER LOANS
Other	5,959	6,162
Total consumer loans	5,959	6,162
COMMERCIAL BUSINESS LOANS	54,649	52,344
Total commitments to extend credit	$163,705	$114,917

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $124,000 and $58,000 as of September 30, 2014 and December 31, 2013, respectively. One-to-four-family commitments listed above are accounted for as fair value derivatives and do not carry an associated loss reserve.

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
In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a $295,000 and $217,000 reserve to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2014 and December 31, 2013, respectively.
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

NOTE 11 – REGULATORY CAPITAL

FS Bancorp, Inc. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of September 30, 2014 and December 31, 2013, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

The Bank’s capital amounts and ratios at September 30, 2014 and December 31, 2013 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total risk-based capital
(to risk-weighted assets)	$59,228	14.88%	$31,835	8.00%	$39,793	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$54,238	13.63%	$15,917	4.00%	$23,876	6.00%
Tier 1 leverage capital
(to average assets)	$54,238	11.79%	$18,405	4.00%	$23,007	5.00%

As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	$55,141	16.64%	$26,512	8.00%	$33,140	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$50,985	15.38%	$13,256	4.00%	$19,884	6.00%
Tier 1 leverage capital
(to average assets)	$50,985	12.61%	$16,177	4.00%	$20,221	5.00%

Regulatory capital levels reported above differ from the Company's total equity, computed in accordance with U.S. GAAP with $9.8 million of additional capital held at the holding company.

	Company		Bank
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
Equity	$64,006	$62,313	$54,175	$50,297
Unrealized loss on securities available-for-sale	63	898	63	898
Disallowed deferred tax assets	—	—	—	—
Disallowed servicing assets	—	(210)	—	(210)
Total Tier 1 capital	64,069	63,001	54,238	50,985
Allowance for loan and lease losses for regulatory capital purposes	4,990	4,156	4,990	4,156
Total risk-based capital	$69,059	$67,157	$59,228	$55,141

For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $500 million or more in assets, at September 30, 2014, the Company would have exceeded all regulatory capital

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

requirements. The regulatory capital ratios calculated for the Company as of September 30, 2014 were 13.9% for Tier 1 leverage-based capital, 16.1% for Tier 1 risk-based capital and 17.4% for total risk-based capital.

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

Determination of Fair Market Values:

Securities - Securities available-for-sale are recorded at fair value on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. Transfers between the fair value hierarchy are determined through the third-party service provider which, from time to time will transfer between levels based on market conditions per the related security. All models and processes used, take into account market convention (Levels 1 and 2).

Mortgage Loans Held for Sale - The fair value of loans held for sale reflects the value of commitments with investors (Level 2).

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. TBA mortgage-backed securities are fair valued on similar contracts in active markets (Level 2) while locks and forwards with customers and investors are valued using similar contracts in the market and changes in the market interest rates (Levels 2 and 3).

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables present securities available-for-sale measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Federal agency securities	$—	$5,766	$—	$5,766
Municipal bonds	—	16,238	—	16,238
Corporate securities	—	4,463	—	4,463
Mortgage-backed securities	—	20,954	—	20,954
Asset-backed and other amortized securities	—	2,022	—	2,022
Total	$—	$49,443	$—	$49,443

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Federal agency securities	$—	$11,667	$—	$11,667
Municipal bonds	—	13,180	—	13,180
Corporate securities	997	2,941	—	3,938
Mortgage-backed securities	—	27,454	—	27,454
Total	$997	$55,242	$—	$56,239

The following tables present the fair value of interest rate lock commitments with customers, forward sale commitments with investors and paired off commitments with investors measured at their fair value on a recurring basis at September 30, 2014 and December 31, 2013.

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
September 30, 2014	$—	$—	$517	$517
December 31, 2013	$—	$—	$166	$166

	Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2014	$—	$(21)	$18	$(3)
December 31, 2013	$—	$106	$45	$151

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2014	$—	$(64)	$—	$(64)
December 31, 2013	$—	$44	$—	$44

The following table presents the impaired loans measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013:

	Impaired Loans
	Level 1	Level 2	Level 3	Total
September 30, 2014	$—	$—	$922	$922
December 31, 2013	$—	$—	$1,703	$1,703

The following table presents OREO measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013:

	OREO
	Level 1	Level 2	Level 3	Total
September 30, 2014	$—	$—	$—	$—
December 31, 2013	$—	$—	$2,075	$2,075

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at September 30, 2014 is shown in the following table.

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average Rate

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99.99%	91.81%
Forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99.99%	91.81%

NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0.00% - 28.0%	0.45%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Values of Financial Instruments – The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

Cash, and Due from Banks and Interest-Bearing Deposits at Other Financial Institutions – The carrying amounts of cash and short-term instruments approximates their fair value (Level 1).

Consumer Loans Held for Sale - The carrying amounts of consumer loans approximates its fair value (Level 1).

Federal Home Loan Bank stock – The par value of FHLB stock approximates its fair value (Level 2).

Accrued Interest – The carrying amounts of accrued interest approximates its fair value (Level 2).

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	September 30,		December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$9,691	$9,691	$41,085	$41,085
Securities available-for-sale	—	—	997	997
Level 2 inputs:
Securities available-for-sale, at fair value	49,443	49,443	55,242	55,242
Loans held for sale, at fair value	20,254	20,254	11,185	11,185
Consumer loans held for sale	10,231	10,231	—	—
FHLB stock	1,853	1,853	1,702	1,702
Accrued interest receivable	1,525	1,525	1,261	1,261
Forward sale commitments with investors	—	—	106	106
Paired off commitments with investors	—	—	44	44
Level 3 inputs:
Loans receivable, net	354,574	400,757	281,081	310,641
Servicing rights	2,569	3,457	2,092	2,961
Fair value interest rate locks with customers	517	517	166	166
Forward sale commitments with investors	18	18	45	45
Financial Liabilities
Level 2 inputs:
Deposits	380,289	393,508	336,876	351,408
Borrowings	22,552	22,526	16,664	16,553
Accrued interest payable	30	30	22	22
Forward sale commitments with investors	21	21	—	—
Paired off commitments with investors	64	64	—	—

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFITS (Continued)

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2013, the ESOP paid the second annual installment of principal in the amount of $240,000, plus accrued interest of $55,000 pursuant to the ESOP loan. No payment of principal or interest was made during the nine months ended September 30, 2014.

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

Compensation expense related to the ESOP for the nine months ended September 30, 2014 and September 30, 2013 was $335,000 and $333,000, respectively.

Shares held by the ESOP as of September 30, 2014 were as follows:

Balances
Allocated shares	51,842
Committed to be released shares	19,441
Unallocated shares	187,927
Total ESOP shares	259,210

Fair value of unallocated shares (in thousands)	$3,236

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EARNINGS PER SHARE (Continued)
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013.

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Numerator:
Net Income (in thousands)	$1,146	$1,062	$3,007	$3,383

Denominator:
Basic weighted average common shares outstanding	2,922,593	3,026,277	2,994,596	3,026,277

Dilutive restricted stock grants	9,658	—	4,013	—
Diluted weighted average common shares outstanding	2,932,251	3,026,277	2,998,609	3,026,277
Basic earnings per share	$0.39	$0.35	$1.00	$1.12

Diluted earnings per share	$0.39	$0.35	$1.00	$1.12
Potentially dilutive weighted average share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	36,954	—	20,296	—

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Options to purchase 322,000 common stock shares at $16.89 per share were outstanding at September 30, 2014, and were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.
The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share. There were 187,927 shares in the ESOP that were not committed to be released as of September 30, 2014.
NOTE 15 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp 2013 Equity Incentive Plan ("Plan"). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $186,000 and $297,000 for the three and nine months ended September 30, 2014, and there were no restricted stock or stock option grants in 2013.

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

The fair value of each option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company became a publicly held company in July 2012, therefore historical data was not available to calculate the volatility for FS Bancorp stock. Given this limitation, management utilized a proxy to determine the expected volatility of FS Bancorp’s stock. The proxy chosen was the NASDAQ Bank Index, or NASDAQ Bank (NASDAQ symbol: BANK). This index provides the volatility of the banking sector for NASDAQ traded banks. The majority of smaller banks are traded on the NASDAQ given the costs and daily interaction required with trading on the New York Stock Exchange. The Company utilized the comparable Treasury rate for the discount rate associated with the stock options granted. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 6.5 years.

A summary of the Company's stock option plan awards during the nine months ended September 30, 2014 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—		$—
Granted	322,000	16.89		9,660
Exercised	—	—		—
Forfeited or expired	—	—		—
Outstanding at September 30, 2014	322,000	$16.89	9.61	$9,660

Expected to vest, assuming a 0.31% annual forfeiture rate	319,407	$16.89	9.61	$9,582

Exercisable at September 30, 2014	—	$—	—	$—
For the nine months ended September 30, 2014, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.61 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards totaling 129,605 shares to Company directors and employees, and all but 4,500 shares were granted on May 8, 2014. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date of $16.89 per share. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a three-year period for directors and a five-year period for employees, beginning at the grant date. Any unexercised restricted stock awards will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK-BASED COMPENSATION (Continued)
A summary of the Company's nonvested awards during the nine months ended September 30, 2014 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested at January 1, 2014	—	$—	$—
Granted	125,105	16.89	—
Vested	—	—	—
Forfeited or expired	—	—	—
Nonvested at September 30, 2014	125,105	$16.89	$—

For the nine months ended September 30, 2014, there was $1.9 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.98 years.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. As of September 30, 2014, consumer loans represented 35.8% of the Company's total portfolio, down from 42.7% at December 31, 2013, as real estate loan originations have increased at a faster pace than consumer loan originations during the nine months ended September 30, 2014.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $19.1 million, or 1,225 loans during the quarter ended September 30, 2014 using its indirect home improvement contractor/dealer network located throughout Washington, Oregon and California with four contractors/dealers responsible for 59.1% of the funded loans dollar volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since inception has originated $46.7 million. During the three months ended September 30, 2014, the Company originated $7.6 million of consumer loans in California, and as of September 30, 2014, the Company had $13.4 million of consumer indirect solar loans outstanding that were originated in California. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans in California. As of September 30, 2014, the limit was $25.9 million.

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

Critical Accounting Policies and Estimates

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include the following:

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets. Total assets increased $52.4 million, or 12.5%, to $471.6 million at September 30, 2014, from $419.2 million at December 31, 2013, primarily as a result of a $73.5 million, or 26.1% increase in net loans receivable, a $10.2 million, or 100.0% increase in consumer loans held for sale, and a $9.1 million, or 81.1% increase in loans held for sale, partially offset by a $31.4 million, or 76.4% decrease in cash and cash equivalents, and a $6.8 million, or 12.1% decrease in securities available-for-sale. In addition, both OREO and the deferred tax asset decreased to none at September 30, 2014, from $2.1 million and $816,000, respectively, at December 31, 2013.

Loans receivable, net increased $73.5 million, or 26.1% to $354.6 million at September 30, 2014, from $281.1 million at December 31, 2013. Total real estate secured loans increased $53.4 million, or 46.3% to $168.7 million at September 30, 2014, from $115.3 million at December 31, 2013, primarily as a result of a $20.9 million, or 100.7% increase in one-to-four-family loans, an $11.2 million, or 34.0% increase in commercial real estate loans, and a $10.3 million, or 220.9% increase in multi-family loans, and a $9.8 million or 8.5% increase in construction and development loans. Consumer loans increased $7.0 million, or 5.7%, to $129.7 million at September 30, 2014, from $122.7 million at December 31, 2013, primarily as a result of a $5.8 million, or 6.3% increase in indirect home improvement loans, and a $5.3 million, or 47.5% increase in marine loans, partially offset by a $3.4 million, or 20.4% decrease in solar loans, and a $466,000, or 37.9% decrease in automobile loans. During the nine months ended September 30, 2014, the Company sold $12.8 million of consumer solar loans at a pre-tax gain of $507,000. The sale enabled the Company to continue to originate these loans while complying with its business plan limits on California lending to be no more than 20% of the total consumer loan portfolio. Commercial business loans increased $14.4 million, or 29.2%, to $63.6 million at September 30, 2014, from $49.2 million at December 31, 2013.

Loans held for sale, consisting of one-to-four-family loans, increased by $9.1 million to $20.3 million at September 30, 2014, from $11.2 million at December 31, 2013. In addition, during the three months ended September 30, 2014, $10.2 million of California solar loans were reclassified to consumer loans held for sale from total consumer loans. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes and from time to time, California solar loans to maintain compliance with internal limits and to generate noninterest income. During the quarter ended September 30, 2014, the Company did not purchase any loans and sold $74.4 million of one-to-four-family mortgage loans compared to $65.2 million for the preceding quarter and $62.5 million for the same quarter one year ago.

The allowance for loan losses at September 30, 2014 was $5.8 million, or 1.6% of gross loans receivable, compared to $5.1 million, or 1.8% of gross loans receivable, at December 31, 2013. Substandard loans decreased to $1.3 million at September 30, 2014, compared to $2.1 million at December 31, 2013. Non-performing loans, consisting of non-accruing loans, decreased to $409,000 at September 30, 2014, from $1.1 million at December 31, 2013. At September 30, 2014, non-performing loans consisted of $94,000 of one-to-four-family loans, $65,000 of home equity loans, and $250,000 of consumer loans. Non-performing loans to total gross loans decreased to 0.1% at September 30, 2014, from 0.4% at December 31, 2013. The Company had no OREO at September 30, 2014, compared to $2.1 million at December 31, 2013. During the nine months ended September 30, 2014, there was one property foreclosed upon of $445,000, $40,000 in OREO impairments, and sales totaling $2.5 million, representing proceeds from all properties held as OREO. The Company also had $791,000 in TDRs at September 30, 2014, all of which were performing in accordance with their modified payment terms.

A summary of non-performing assets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Non-performing assets:
Non-accrual loans	$409	$1,101
OREO	—	2,075
Other assets	—	32
Total non-performing assets	$409	$3,208

Liabilities. Total liabilities increased $50.7 million, or 14.2%, to $407.6 million at September 30, 2014, from $356.9 million at December 31, 2013. Deposits increased $43.4 million, or 12.9%, to $380.3 million at September 30, 2014, from $336.9 million at December 31, 2013. Transaction accounts (noninterest, interest-bearing checking, and escrow accounts) increased $3.2 million, or 4.4% to $75.7 million as of September 30, 2014, from $72.5 million at December 31, 2013. Money market and savings accounts increased $8.9 million, or 6.6%, to $143.4 million at September 30, 2014, from $134.5 million at December 31, 2013. Time deposits increased $31.3 million, or 24.1% to $161.2 million at September 30, 2014, from $129.9 million at December 31, 2013. Non-retail deposits which include $19.6 million of brokered certificates of deposit, $19.3 million of online certificates of deposit, and $1.7 million of public funds, increased to $40.5 million as of September 30, 2014, compared to $24.1 million at December 31, 2013. The Company continues its focus on relationship deposit growth with new and existing customers as the primary source of funds for loan growth.

Total borrowings, which consisted of FHLB advances, increased $5.9 million, or 35.3%, to $22.6 million at September 30, 2014, from $16.7 million at December 31, 2013. The increase in borrowings was primarily due to funding loan growth through similar duration borrowings to manage interest rate risk.

Stockholders' Equity. Total stockholders' equity increased $1.7 million, or 2.7%, to $64.0 million at September 30, 2014, from $62.3 million at December 31, 2013. The increase in stockholders' equity was primarily a result of net income of $3.0 million during the nine months ended September 30, 2014. The increase during this period also included an improvement of $835,000 in accumulated other comprehensive income representing a decline in the unrealized loss on securities available-for-sale due to a decrease in treasury rates and the sale of some of the Company's longer term bonds to reduce the exposure to longer term rates, partially offset by $2.2 million of common stock share repurchases, and $523,000 of dividends paid. Book value per common share was $21.90 at September 30, 2014, compared to $20.55 at December 31, 2013.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

General. Net income for the three months ended September 30, 2014 was unchanged at $1.1 million for both three month periods ended September 30, 2014 and 2013. Although unchanged in total, the components of net income changed as a result of a $1.0 million, or 18.0% increase in interest income, a $221,000, or 10.2% increase in noninterest income, offset by a $1.0 million increase in noninterest expense, and a $193,000, or 34.6% increase in interest expense.

Net income for the nine months ended September 30, 2014 was $3.0 million compared to the net income of $3.4 million for the nine months ended September 30, 2013. The $376,000 decrease in net income was primarily attributable to a

$1.9 million, or 12.4% increase in noninterest expense, and a $465,000 or 6.3% decrease in noninterest income, partially offset by a $1.3 million, or 9.0% increase in net interest income, a $370,000, or 21.5% decrease in the provision for loan losses, and a $277,000 or 15.6% decrease in the provision for income tax.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three and nine months ended September 30, 2014 and 2013:

Average Balances	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Assets
Loans receivable (1)	$378,293	$304,036	$334,904	$295,575
Securities available-for-sale, at fair value	53,791	49,549	62,396	46,500
Interest-bearing deposits at other financial institutions	7,425	19,919	19,677	18,614
Total interest-earning assets	439,509	373,504	416,977	360,689
Noninterest-earning assets	20,684	21,138	21,433	19,251
Total assets	$460,193	$394,642	$438,410	$379,940

Liabilities and Stockholders' Equity
Interest-bearing deposits	$312,125	$267,463	$300,878	$260,568
Borrowings	30,804	21,272	22,843	16,939
Total interest-bearing liabilities	342,929	288,735	323,721	277,507
Noninterest-bearing deposits	50,558	41,703	48,244	38,532
Other noninterest-bearing liabilities	3,920	3,620	3,678	3,304
Stockholders' equity	62,786	60,584	62,767	60,597
Total liabilities and stockholders' equity	$460,193	$394,642	$438,410	$379,940
(1) Includes loans held for sale

Net Interest Income. Net interest income increased $813,000, or 16.1%, to $5.8 million for the three months ended September 30, 2014, from $5.0 million for the three months ended September 30, 2013. The increase in net interest income was attributable to a $974,000, or 18.2% increase in loans receivable interest income primarily due to an increase in the average loans receivable balance, partially offset by a $193,000 or 34.5% increase in interest expense, primarily due to increases in the average balances of interest-bearing deposits and borrowings as compared to the same period last year.

The net interest income increased $1.3 million, or 9.0%, to $15.9 million for the nine months ended September 30, 2014, from $14.6 million for the nine months ended September 30, 2013. The increase in net interest income was attributable to a $1.5 million, or 9.5% increase in loan receivable interest income, and a $278,000 or 41.4% increase in interest and dividends on investment securities, and cash and cash equivalents interest income, reflecting primarily increased average balances, partially offset by a $435,000 or 27.5% increase in interest expense as a result of increases in the average balances of interest-bearing deposits and borrowings, as compared to the same period last year.

The net interest margin ("NIM") decreased seven basis points to 5.28% for the three months ended September 30, 2014, from 5.35% for the three months ended September 30, 2013, and decreased 31 basis points to 5.11% for the nine months ended September 30, 2014, from 5.42% for the same period of the prior year. The reduced NIM reflects growth in lower yielding loan types as part of the loan diversification strategy instituted with the three year business plan. The loan diversification strategy will continue to pressure the NIM as real estate and business loans have a lower yield than consumer loan products. As a percentage, consumer loans to total loans were 35.8% as of September 30, 2014, compared to 42.9% as of September 30, 2013. The average cost of funds decreased one basis point to 0.76% for the three months ended September 30, 2014, from 0.77% for the three months ended September 30, 2013, and decreased four basis points to 0.72% for the nine months ended September 30, 2014, from 0.76% for the same period in the prior year as a result of increased loan activity. Management is focused on matching deposit duration with the duration of earning assets as appropriate.

Interest Income. Interest income for the three months ended September 30, 2014 increased $1.0 million, or 18.0%, to $6.6 million from $5.6 million for the three months ended September 30, 2013. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $378.3 million for the three months ended September 30, 2014, compared to $304.0 million for the three months ended September 30, 2013, as well as a shift of funds during the period to lower yielding investment securities and loans during the three months ended September 30, 2014, compared to the same period last year. The average yield on interest-earning assets increased one basis point to 5.96% for the three months ended September 30, 2014, compared to 5.95% for the three months ended September 30, 2013.

Interest income for the nine months ended September 30, 2014 increased $1.8 million, or 10.8%, to $18.0 million, from $16.2 million for the nine months ended September 30, 2013. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $334.9 million for the nine months ended September 30, 2014, compared to $295.6 million for the nine months ended September 30, 2013, and a $15.9 million increase in the average balance of securities available-for-sale to $62.4 million for the nine months ended September 30, 2014, compared to $46.5 million for the same period last year, partially offset by a 25 basis point decline in the average yield on interest-earning assets to 5.76% during the nine months ended September 30, 2014 from 6.01% for the same period last year.

Interest Expense. Interest expense increased $193,000 or 34.6%, to $751,000 for the three months ended September 30, 2014, from $558,000 for the same period of the prior year. The increase during the period was primarily attributable to the $54.2 million, or 18.8% increase in the average balance of total interest-bearing liabilities to $342.9 million for the quarter ended September 30, 2014, from $288.7 million for the quarter ended September 30, 2013. The average cost of funds decreased one basis point to 0.76% for the three months ended September 30, 2014, compared to 0.77% for the three months ended September 30, 2013. The decrease was primarily due to growth in noninterest-bearing deposits and extending maturities on deposit products to manage interest rate risk.

Interest expense increased $435,000, or 27.5%, to $2.0 million for the nine months ended September 30, 2014, from $1.6 million for the same period of the prior year. The increase during the period was primarily attributable to the $46.2 million, or 16.7% increase in the average balance of total interest-bearing liabilities to $323.7 million for the nine months ended September 30, 2014, from $277.5 million for the nine months ended September 30, 2013. As a result of the general decline in market rates, the average cost of funds for total interest-bearing liabilities decreased four basis points to 0.72% for the nine months ended September 30, 2014, compared to 0.76% for the nine months ended September 30, 2013.

Provision for Loan Losses.  The provision for loan losses was $450,000 for the three months ended September 30, 2014, compared to $520,000 for the three months ended September 30, 2013. The $70,000 decrease in the provision during the current quarter over the comparable quarter last year, primarily relates to improved asset quality performance as both non-accrual and substandard loans continued to decline and loan charge-offs decreased. The provision for loan losses was also impacted by the change in loan mix with lower reserves required for the increase in real estate and commercial business loans as compared to consumer loans. During the three months ended September 30, 2014, net charge-offs totaled $186,000 compared to $486,000 during the same period last year.

The provision for loan losses was $1.4 million for the nine months ended September 30, 2014, compared to $1.7 million for the nine months ended September 30, 2013. The $370,000 decrease in the provision primarily relates to improved asset quality performance due to the decline in both the non-accrual and substandard loans. Non-performing loans were $409,000, or 0.1% of total loans at September 30, 2014, compared to $1.5 million, or 0.5% of total loans at

September 30, 2013. During the nine months ended September 30, 2014, net charge-offs totaled $630,000 compared to $1.1 million during the nine months ended September 30, 2013.

Noninterest Income. Noninterest income increased $221,000, or 10.2%, to $2.4 million for the three months ended September 30, 2014, from $2.2 million for the three months ended September 30, 2013. The increase during the period was primarily due to an increase of $252,000 in gain on sale of loans. One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 35.1% to $81.2 million during the quarter ended September 30, 2014, compared to $60.1 million for the same quarter one year ago. The increase in originations directly correlated to increased purchase activity by borrowers because of seasonality in home purchases in the Northwest. Purchase production increased with $73.6 million in closed purchase loans for the three months ended September 30, 2014, up from $46.7 million for the three months ended September 30, 2013. Refinances increased by $1.2 million, or 7.2% to $18.3 million for the three months ended September 30, 2014, from $17.1 million for the same period last year.

Noninterest income decreased $465,000, or 6.3%, to $6.9 million for the nine months ended September 30, 2014, from $7.4 million for the nine months ended September 30, 2013. The decrease during the period was due to a $305,000 reduction in gain on sale of investments, a $224,000 decrease in gain on sale of loans, a $119,000 decrease in service charges and fee income, offset by a $183,000 increase in other noninterest income. The decrease in gain on sale of loans was primarily attributable to a decrease in the home lending gain on sales of $405,000 to $4.5 million for the nine months ended September 30, 2014, from $4.9 million for the nine months ended September 30, 2013, partially offset by the consumer loan gain on sales of $564,000 for the nine month period ended September 30, 2014, as compared to $200,000 gains on consumer loan sales during the same period last year.

Noninterest Expense. Noninterest expense increased $1.1 million, or 20.6%, to $6.1 million for the three months ended September 30, 2014, from $5.0 million for the three months ended September 30, 2013. Changes in noninterest expense included a $979,000, or 38.0% increase in salaries and benefits, a $180,000, or 23.9% increase in operation costs and a $48,000 increase in occupancy expense associated with the continued investment in growing the lending and deposit franchise, primarily as a result of the hiring of additional employees in mortgage-related lending, and loan servicing and operations areas. These increases were partially offset by a decrease of $140,000, or 92.7% of OREO fair value impairments.

Noninterest expense increased $1.9 million, or 12.4%, to $17.0 million for the nine months ended September 30, 2014, from $15.1 million for the nine months ended September 30, 2013. Changes in noninterest expense included a $1.7 million, or 21.1% increase in salaries and benefit costs reflecting the hiring of additional employees and the implementation of the Company’s equity incentive plan, a $147,000, or 13.7% increase in occupancy costs primarily due to renting additional home lending office space, and a $101,000, or 12.4% increase in data processing costs reflecting operational growth, partially offset by a $66,000 or 83.5% decrease in OREO expenses.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, increased to 73.8% for the three months ended September 30, 2014, compared to 70.0% for the three months ended September 30, 2013, and was 74.4% for the nine months ended September 30, 2014, compared to 68.7% for the nine months ended September 30, 2013, primarily as a result of an increase in noninterest expense, and the decrease in noninterest income partially offset by the increase in net interest income.

Provision for Income Tax. For the nine months ended September 30, 2014, the Company recorded a provision for income tax expense of $1.5 million on pre-tax income as compared to $1.8 million for the nine months ended September 30, 2013. The effective tax rate for the nine month periods ended September 30, 2014 and 2013, were 33.0% and 34.4%, respectively.

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

As of September 30, 2014, the Bank's total borrowing capacity was $53.5 million with the FHLB of Seattle, with unused borrowing capacity of $19.0 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. As of September 30, 2014, the Bank held approximately $68.7 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Seattle, the Bank maintained a short-term borrowing line with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank"), with a current limit of $69.3 million, and a combined credit limit of $25.0 million in written Fed Funds lines of credit through correspondent banking relationships as of September 30, 2014. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. As of September 30, 2014, the Bank held approximately $133.9 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

As of September 30, 2014, $22.6 million in FHLB advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit or Fed Funds lines of credit. The Bank's Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $77.9 million as of September 30, 2014. Total brokered deposits as of September 30, 2014 were $19.6 million.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2014, the approved outstanding loan commitments, including unused lines of credit, amounted to $163.7 million. Certificates of deposit scheduled to mature in three months or less at September 30, 2014, totaled $27.9 million. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank. For additional information see the Consolidated Statements of Cash Flows in Part I. Item 1 of this report.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2014, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at September 30, 2014, the Bank was considered to be "well capitalized". At September 30, 2014, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 11.8%, 13.6%, and 14.9%, respectively. For additional information regarding the Bank's regulatory capital compliance, see the discussion included in Note 11 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $500 million or more in assets, at September 30, 2014 the Company would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for the Company as of September 30, 2014 were 13.9% for Tier 1 leverage-based capital, 16.1% for Tier 1 risk-based capital and 17.4% for total risk-based capital.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

The following table summarizes common stock repurchases during the nine months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January 1, 2014 - January 31, 2014	—	$—	—	—
February 1, 2014 - February 28, 2014	—	—	—	—
March 1, 2014 - March 31, 2014	—	—	—	—
April 1, 2014 - April 30, 2014	—	—	—	—
May 1, 2014 - May 31, 2014	129,605	17.15	129,605	—
June 1, 2014 - June 30, 2014	—	—	—	—
July 1, 2014 - July 31, 2014	—	—	—	—
August 1, 2014 - August 31, 2014	—	—	—	—
September 1, 2014 - September 30, 2014	—	—	—	—
Total	129,605	$17.15	129,605

On May 9, 2014, the Company announced that its Board of Directors authorized the repurchase of up to 129,605 shares of the Company's common stock, or 4% of the Company's outstanding shares, which is being used to fund grants of restricted stock under the Company's 2013 Equity Incentive Plan. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

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

FS BANCORP, INC.

Date: November 10, 2014	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: November 10, 2014	By:	/s/Matthew D. Mullet
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.