Form 10-K
period 2014-12-31
FS Bancorp, Inc.
filed 2015-03-27
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014        OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

As of March 25, 2015, there were 3,235,625 shares of the Registrant’s common stock outstanding. The Registrant’s common stock is listed on the NASDAQ Capital Market under the symbol “FSBW.” The aggregate market value of the common stock held by non-affiliates of the Registrant was $52,293,629, based on the closing sales price of $17.40 per share of the Registrant’s common stock as quoted on the NASDAQ Capital Market on June 30, 2014. For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

Any of the forward‑looking statements that we make in this Form 10-K and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Forward looking statements are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions,

ii

the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward looking statements.
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

iii

PART 1
Item 1. Business

General
FS Bancorp, Inc. (the “Company”), a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank of Washington (“1st Security Bank of Washington” or the “Bank”) upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2014, the Company had consolidated total assets of $509.8 million, total deposits of $420.4 million, and stockholders’ equity of $65.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the consolidated financial statements and related data, relates primarily to the Bank.

1st Security Bank of Washington is a relationship-driven community bank. The Bank delivers banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities. The Bank emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Bank is also actively involved in community activities and events within these market areas, which further strengthens relationships within these markets. The Bank has been serving the Puget Sound area since 1936. Originally chartered as a credit union, and known as Washington’s Credit Union, the Bank served various select employment groups. On April 1, 2004, the Bank converted from a credit union to a Washington state-chartered mutual savings bank. Upon completion of the Conversion in July 2012, 1st Security Bank of Washington became a Washington state-chartered stock savings bank and the wholly owned subsidiary of the Company. At December 31, 2014, the Bank maintained seven bank branch locations and five stand-alone loan origination facilities, along with the headquarters.
The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, home loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s lending strategy, a carryover from its days as a credit union. Going forward, the Company plans to place more emphasis on certain lending products, such as commercial real estate loans, one-to-four-family loans, commercial business and residential construction loans, while maintaining the current size of the consumer loan portfolio. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale into the secondary market, through a mortgage banking program. The Company's lending strategies are intended to take advantage of: (1) the Company’s historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities, and (3) relationship lending. Retail deposits will continue to serve as an important funding source. For more information regarding the business and operations of 1st Security Bank of Washington, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Market Area

The Company conducts operations out of the main administrative office, five home lending offices, and seven full-service bank branch offices in the Puget Sound region of Washington. The administrative office is located in Mountlake Terrace, in Snohomish County, Washington. The five stand-alone home lending offices are located in the

State of Washington in Tri-Cities (Kennewick), in Benton County, Puyallup, in Pierce County, Bellevue, in King County, Bothell, in Snohomish County, and Port Orchard, in Kitsap County. Regarding the seven full-service bank branches, three branch offices are located in Snohomish County, two branch offices are located in King County, one branch office is located in Pierce County to the south, and in Kitsap County to the west.
The primary market area for business operations is the Seattle-Tacoma-Bellevue, WA Metropolitan Statistical Area (the “Seattle MSA”). Kitsap County, though not in the Seattle MSA, is also part of the Company’s market area. This overall region is typically known as the “Puget Sound” region. The population of the Puget Sound region was an estimated 3.8 million in 2014, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.
The Puget Sound region is the largest business center in both the State of Washington and the Pacific Northwest. Currently, key elements of the economy are aerospace, military bases, clean technology, biotechnology, education, information technology, logistics, international trade and tourism. The region is well known for the long presence of The Boeing Corporation and Microsoft, two major industry leaders, and for its leadership in technology. Amazon.com has expanded significantly in the Seattle downtown area. The workforce in general is well-educated and strong in technology. Washington State’s location with regard to the Pacific Rim, along with a deepwater port has made international trade a significant part of the regional economy. Tourism has also developed into a major industry for the area, due to the scenic beauty, temperate climate and easy accessibility.
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
Unemployment in Washington was an estimated 6.3% as of December 31, 2014, down from a high of 10.2% in March 2010, closely paralleling national trends. Unemployment rates in Pierce, King, and Snohomish counties have improved in the last 36 months. King County had the lowest unemployment rate in the state at 4.1%, much lower than the state average of 6.3% and national average of 5.6%, respectively. At December 31, 2014, estimated unemployment in Pierce County was 7.2%, down from 7.5% as of December 31, 2013. The estimated unemployment rate in Snohomish County at year end 2014 was 4.5%, down from 5.3% at year end 2013. Kitsap County remained unchanged year over year at a 6.2% unemployment rate as of December 31, 2014. Of the four counties, Snohomish and King counties reflected the largest improvement year over year with unemployment dropping 0.8% in Snohomish County and 0.6% in King County.
According to the Washington Center for Real Estate Research, home values in the State of Washington continued to improve in 2014. For the quarter ended March 31, 2014, the average home value was $310,000 in Snohomish County, $225,000 in Pierce County, $419,000 in King County, and $232,000 in Kitsap County. Compared

to the statewide average increase in home values of 8.2% in the first quarter of 2014, Snohomish and King counties have outperformed the state averages, with 15.3% and 13.7% increases, respectively. Kitsap County was up 3.3% year over year, below the state average. Pierce County experienced an 11.3% increase in home values during 2014.
For a discussion regarding the competition in the Company’s primary market area, see “Competition.”
Lending Activities

General. Historically, the Company's primary emphasis was the origination of consumer loans (primarily indirect home improvement and automobile-secured loans), one-to-four-family residential first mortgages, and second mortgage/home equity loan products. As a result of the Company's initial public offering in 2012, while maintaining the active indirect consumer lending program, the Company shifted its lending focus to include non-mortgage commercial business loans, as well as commercial real estate and residential construction and development loans. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale in the secondary market. While maintaining the Company’s historical strength in consumer lending, the Company has added management and personnel in the commercial and home lending areas to take advantage of the relatively favorable long-term business and economic environments prevailing in the markets.

Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Commercial	$42,970	10.90%	$32,970	11.48%	$33,250	11.88%	$28,931	13.09%	$28,061	11.86%
Construction and development	57,813	14.67	41,633	14.49	31.893	11.39	10,144	4.59	9,805	4.15
Home equity	15,737	3.99	15,172	5.28	15.474	5.53	14,507	6.56	15,655	6.62
One-to-four-family(1)	46,801	11.87	20,809	7.25	13.976	4.99	8,752	3.96	13,218	5.59
Multi-family	16,201	4.11	4,682	1.63	3.202	1.14	1,175	0.53	1,159	0.49
Total real estate loans	179,522	45.54	115,266	40.13	97,795	34.93	63,509	28.73	67,898	28.71

Consumer Loans
Indirect home improvement	99,304	25.19	91,167	31.74	83,786	29.93	81,143	36.70	94,833	40.10
Solar	18,162	4.61	16,838	5.86	2,463	0.89	—	—	—	—
Marine	16,713	4.24	11,203	3.90	17,226	6.15	23,315	10.55	22,281	9.42
Automobile	674	0.17	1,230	0.43	2,416	0.86	5,832	2.64	12,645	5.35
Recreational	441	0.11	553	0.19	742	0.27	1,156	0.52	1,824	0.77
Home improvement	329	0.08	463	0.16	651	0.23	934	0.42	1,295	0.55
Other	1,184	0.30	1,252	0.44	1,386	0.50	1,826	0.83	2,887	1.21
Total consumer loans	136,807	34.70	122,706	42.72	108,670	38.83	114,206	51.66	135,765	57.40

Commercial business loans	77,881	19.76	49,244	17.15	73,465	26.24	43,337	19.61	32,841	13.89
Total gross loans receivable	394,210	100.00%	287,216	100.00%	279,930	100.00%	221,052	100.00%	236,504	100.00%

Less:
Deferred costs, fees and discounts, net	(946)		(1,043)		(283)		424		223
Allowance for loan losses	(6,090)		(5,092)		(4,698)		(4,345)		(5,905)
Total loans receivable, net	$387,174		$281,081		$274,949		$217,131		$230,822

(1) Excludes loans held for sale.

The following table shows the composition of the loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Real estate loans
Commercial	$23,144	5.87%	$23,210	8.08%	$20,947	7.48%	$17,578	7.95%	$16,333	6.90%
Construction and development	322	0.08	525	0.18	3,958	1.41	3,407	1.54	1,556	0.66
Home equity	2,677	0.68	2,664	0.93	2,557	0.91	2,154	0.97	2,784	1.18
One-to-four-family(1)	8,108	2.06	19,981	6.96	8,328	2.98	5,452	2.47	6,585	2.79
Multi-family	3,240	0.82	3,467	1.21	2,053	0.73	1,175	0.53	1,159	0.49
Total real estate loans	37,491	9.51	49,847	17.36	37,843	13.51	29,766	13.46	28,417	12.02

Consumer	136,368	34.59	122,346	42.60	108,500	38.76	114,201	51.65	135,752	57.39
Commercial business	16,197	4.11	19,792	6.89	16,959	6.06	8,971	4.07	1,049	0.45
Total fixed-rate loans	190,056	48.21	191,985	66.85	163,302	58.33	152,938	69.18	165,218	69.86

Adjustable-rate loans:
Real estate loans
Commercial	19,826	5.03	9,760	3.40	12,303	4.40	11,353	5.14	11,728	4.96
Construction and development	57,491	14.58	41,108	14.31	27,935	9.98	6,737	3.05	8,249	3.49
Home equity	13,060	3.31	12,508	4.35	12,917	4.61	12,353	5.59	12,871	5.44
One-to-four-family(1)	38,693	9.82	828	0.29	5,648	2.02	3,300	1.49	6,633	2.80
Multi-family	12,961	3.29	1,215	0.42	1,149	0.41	—	—	—	—
Total real estate loans	142,031	36.03	65,419	22.77	59,952	21.42	33,743	15.27	39,481	16.69

Consumer	439	0.11	360	0.12	170	0.06	5	0.01	13	0.01
Commercial business	61,684	15.65	29,452	10.26	56,506	20.19	34,366	15.54	31,792	13.44
Total adjustable-rate loans	204,154	51.79	95,231	33.15	116,628	41.67	68,114	30.82	71,286	30.14
Total gross loans receivable	394,210	100.00%	287,216	100.00%	279,930	100.00%	221,052	100.00%	236,504	100.00%

Less:
Deferred costs, fees and discounts, net	(946)		(1,043)		(283)		424		223
Allowance for loan losses	(6,090)		(5,092)		(4,698)		(4,345)		(5,905)
Total loans receivable, net	$387,174		$281,081		$274,949		$217,131		$230,822
(1) Excludes loans held for sale.

Loan Maturity. The following table sets forth certain information at December 31, 2014, regarding the dollar amount and current rates of interest for the loans maturing in the portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

	Real Estate
	Commercial		Construction and Development		Home Equity		One-to-Four-Family (2)		Multi-family		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending December 31,
2015(1)	$1,965	6.60%	$56,069	6.18%	$13,155	4.30%	$1,286	6.38%	$51	6.00%	$1,486	10.75%	$61,364	4.69%	$135,376	5.38%
2016	2,082	4.01	1,422	5.96	—	—	763	4.42	—	—	1,650	7.04	44	6.18	5,961	5.39
2017	158	4.00	—	—	—	—	869	3.75	398	4.38	3,916	7.52	3,223	3.58	8,564	5.45
2018 and 2019	13,403	5.29	322	7.00	—	—	1,820	5.15	3	4.46	10,894	8.69	3,722	5.45	30,164	6.54
2020 to 2024	24,549	4.98	—	—	1,267	7.51	2,800	4.63	13,422	4.37	41,866	9.31	8,177	4.06	92,081	6.80
2025 to 2029	178	5.00	—	—	—	—	2,303	4.22	2,158	4.89	74,792	7.99	1,351	5.33	80,782	7.74
2030 and following	635	6.05	—	—	1,315	7.59	36,960	4.16	169	5.45	2,203	7.41	—	—	41,282	4.47
Total	$42,970	5.12%	$57,813	6.18%	$15,737	4.84%	$46,801	4.29%	$16,201	4.46%	$136,807	8.44%	$77,881	4.63%	$394,210	6.19%
_______________
(1) Includes demand loans, loans having no stated maturity and overdraft loans.
(2) Excludes loans held for sale.

The total amount of loans due after December 31, 2015, which have predetermined interest rates is $178.5 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $80.3 million.

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
The Board of Directors has implemented a policy lending limit that it believes matches the Washington State legal lending limit. At December 31, 2014, the Company’s policy limits loans to one borrower and the borrower’s related entities to 20% of the Bank's unimpaired capital and surplus, or $12.4 million at December 31, 2014. Management has adopted a limit of $9.5 million for risk mitigation purposes and all loans over this limit require Board approval. The Company's largest loan or lending relationship at December 31, 2014, consisted of two commercial real estate lines of credit totaling $7.1 million to two limited liability companies. One of these lines had an outstanding balance of $6.2 million secured by 42 rental homes located in Snohomish County, Washington, and the other line had an outstanding balance of $879,000 secured by six rental homes located in Snohomish County, Washington. The second largest loan outstanding consisted of one commercial line of credit to a limited liability company totaling $6.2 million secured by business assets located in Seattle, Washington. The third largest loan to a limited liability company had an outstanding balance of $5.3 million secured by commercial real estate located in Redmond, Washington. All of the foregoing loans were current at December 31, 2014.
At December 31, 2014, the Company had $34.0 million approved in warehouse lending lines for six companies. The commitments ranged from $3.0 million to $9.0 million. As of December 31, 2014, there was $10.1 million in warehouse lines outstanding, compared to $38.0 million approved in warehouse lending lines with $4.0 million outstanding at December 31, 2013.
Commercial Real Estate Lending. The Company offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including retail centers, warehouses and office buildings located in the market areas. The Company also has a limited amount of loans secured by multi-family residences. At December 31, 2014, commercial real estate loans (including multi-family residential loans) totaled $59.2 million, or 15.0%, of the gross loan portfolio.
The Company’s loans secured by commercial real estate are originated with a fixed or variable interest rate for up to a 15-year term and a 30-year amortization. The variable rate loans are indexed to the prime rate of interest or a short-term LIBOR rate, or five-year FHLB rate, with rates equal to the prevailing index rate to 5.0% above the prevailing rate. Loan-to-value ratios on the Company’s commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. In addition, personal guarantees are obtained from the primary borrowers on substantially all credits.
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
Construction and Development Lending. The Company expanded its residential construction lending team in 2011 with a focus on vertical, in-city one-to-four-family development. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Company has implemented this strategy to take advantage of what is believed to be an unmet demand for construction and ADC loans to experienced, successful and relationship driven builders in the market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2014, construction and development loans totaled $57.8 million, or 14.7%, of the gross loan portfolio and consisted of loans for residential and commercial construction projects, primarily for vertical construction. Of the $57.8 million, $3.5 million are land acquisition and development loans.
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
The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2014, included in the $57.8 million of construction loans, were seven residential land acquisition and development loans for finished lots totaling $2.7 million, and one commercial land acquisition and development loan totaling $788,000 with total commitments of $4.4 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold.
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
Home Equity Lending. The Company has been active in second mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of ten years and a term to maturity of 15 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratios of up to 90%, including any underlying first mortgage. Second mortgage home equity loans are typically fixed rate, amortizing loans with terms of up to 15 years. Total second mortgage/home equity loans totaled $15.7 million, or 4.0% of the gross loan portfolio, as of December 31, 2014, $13.1 million of which were adjustable rate home equity lines of credit. Unfunded commitments on loans and lines of credit at December 31, 2014, was $13.7 million.
Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $277.3 million of one-to-four-family mortgages during 2014, of which $263.2 million were sold to investors. Of the loans sold to investors, $135.8 million were sold to Fannie Mae and/or Freddie Mac with servicing rights retained in order to further build the relationship with the customer. At December 31, 2014, one-to-four-family residential mortgage loans totaled $46.8 million, or 11.9%, of the gross loan portfolio, excluding loans held for sale of $26.0 million.
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
Consumer Lending. Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. As of December 31, 2014, consumer loans totaled $136.8 million, or 34.7% of the gross loan portfolio.
The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s lending strategy. These loans totaled $99.3 million, or 25.2% of total loans, and 72.6% of total consumer loans, at December 31, 2014. Indirect home improvement loans are originated through a network of approximately 132 home improvement contractors and dealers located in Washington, Oregon and California. Three dealers are responsible for a majority or 56.1% of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, and roofing materials.
In order to maintain the Company's indirect home improvement loan volume, the Company expanded into the State of California in 2012 with a limited number of contractors and dealers of solar loans. Solar loans are the second largest portion of the consumer loan portfolio. As of December 31, 2014, the Company had $17.7 million in loans to borrowers that reside in California, or 4.5% of total loans, and 13.0% of total consumer loans. The Company's primary home improvement focus in California is on consumer solar panel installations which comprise 100% of the volume originated in California.
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
The Company also offers consumer marine loans, secured by boats. Marine loans represent the third largest segment of the consumer loan portfolio. As of December 31, 2014, the marine loan portfolio totaled $16.7 million, or 4.2% of total loans and 12.2% of total consumer loans. Marine loans are originated with borrowers on both a direct and indirect basis and carry terms of up to 20 years, and generally have fixed rates of interest. The Company requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.
The Company sold 288 consumer solar loans with an aggregate principal balance of approximately $9.1 million during 2014 to reduce interest rate risk and recognize a gain on the sale of the loans. The loans had 12 year fixed amortization schedules and an average interest rate of 9.99%. Loans were sold without recourse.
Historically, automobile loans represented a lending focus whereby indirect loans were originated through a dealer network throughout the northwest region of the United States for new and used cars. In recent years, however, the Company has made automobile loan originations available only through its branch office locations which resulted in a steady decline in the size of the automobile loan portfolio yet enabled us to establish stronger borrower relationships. The balance of automobile loans totaled $674,000, or 0.2% of the gross loan portfolio, at December 31, 2014. Automobile loans currently originated by the branches may be written for up to seven years for a new or used car with fixed rates of interest. The Company also originates a small number of other consumer loans, including direct home improvement, loans on deposit, recreational and other consumer loans, which totaled $2.0 million as of December 31, 2014. These loans generally carry fixed as well and terms up to five years.
In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score indicates a greater degree of creditworthiness. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods. As of December 31, 2014, 69.5% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 95.9% was originated with borrowers having a FICO score over 660 at the time of origination. Consideration for loans with FICO scores below 640 require additional management oversight and approval.
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
Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory or property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third party mortgage bankers. Under this program the Company provides short term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Company’s warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principle shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. At December 31, 2014, the Company had approved warehouse lending lines for six companies with varying limits from $3.0 million up to $9.0 million for an aggregate amount of $34.0 million. During the year ended December 31, 2014, the Company processed approximately 1,000 loans and funded approximately $272.1 million under this program, with $10.1 million outstanding at December 31, 2014.
Commercial business loans may be fixed-rate, but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of the commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest only payments required during the term, while other loans may reprice on an annual basis and amortize over a two to five year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which is generally set between 4.5% and 5.5%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2014, the commercial business loan portfolio totaled $77.9 million, or 19.8%, of the gross loan portfolio including warehouse lending loans.
At December 31, 2014, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of credit analysis. The Company generally requires personal guarantees on commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. The largest two commercial business lending relationships consisted of one line of credit per borrower, each having commitments of $9.0 million. The first to a single borrower consisting of a warehouse line of credit secured by the underlying notes associated with mortgage loans, of which $380,000 was outstanding at December 31, 2014. The other line was to a single borrower consisting of a line of credit secured by accounts receivable, of which $6.2 million was outstanding at December 31, 2014.
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

In addition to interest earned on loans and loan origination fees, the Company receives fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.
The Company will sell long-term, fixed-rate residential real estate loans in the secondary market to mitigate interest rate risk. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allowed for a servicing fee on loans when the servicing is retained by the Company. Most residential real estate loans sold by the Company were sold with servicing retained. The Company earned gross mortgage servicing fees of $678,000 for the year ended December 31, 2014. At December 31, 2014, the Company was servicing a $340.2 million one-to-four-family portfolio. Those servicing rights constituted a $3.1 million asset on the books on that date, which is amortized in proportion to and over the period of the net servicing income. These mortgage servicing rights are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of the servicing rights at December 31, 2014 was $3.1 million. See Notes 4 and 14 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.

The following table presents the activity during the year ended December 31, 2014, related to loans serviced for others.

Beginning balance at December 31, 2013	(In thousands)
One-to-four-family	$235,718
Consumer	4,737
Commercial	2,579
Subtotal	243,034
Additions
One-to-four-family	131,714
Subtotal	131,714
Repayments
One-to-four-family	(27,189)
Consumer	(1,658)
Commercial	(45)
Subtotal	(28,892)
Ending balance at December 31, 2014
One-to-four-family	340,243
Consumer	3,079
Commercial	2,534
Total	$345,856

Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales systematically generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.
Sales of whole consumer loans, specifically longer term consumer loans, can be beneficial to us since these sales generate income at the time of sale, can potentially create future servicing income where servicing is retained, and provide a mitigation of interest rate risk associated with holding 15-20 year consumer loans.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended December 31,
	2014	2013
	(In thousands)
Originations by type:
Fixed-rate:
Commercial	$5,442	$7,866
Home equity	810	810
One-to-four-family (1)	9,186	2,607
Loans held for sale (2)	277,334	242,036
Multi-family	948	2,364
Consumer	66,976	59,750
Commercial business (excluding warehouse lines)	8,204	5,714
Total fixed-rate	368,900	321,147

Adjustable- rate:
Commercial	14,169	7,881
Construction and development	103,917	74,519
Home equity	7,854	4,755
One-to-four-family (1)	43,621	7,667
Multi-family	11,916	550
Consumer	415	389
Commercial business (excluding warehouse lines)	56,806	33,085
Warehouse lines, net	6,082	(34,944)
Total adjustable-rate	244,780	93,902
Total loans originated	613,680	415,049

Sales and repayments:
Commercial	3,250	2,609
Loans held for sale	263,229	239,642
Consumer	21,995	14,485
Total loans sold	288,474	256,736
Total principal repayments	206,393	148,633
Total reductions	494,867	405,369
Net increase (decrease)	$118,813	$9,680

(1) One-to-four-family portfolio loans.
(2) One-to-four-family held for sale loans are included as fixed rate originations.

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, the Company attempts to cure the delinquency by contacting the borrower. In the case of loans secured by residential real estate, a late notice typically is sent 16 days after the due date, and the borrower is contacted by phone within 16 to 25 days after the due date. When the loan is 30 days past due, an action plan is formulated for the credit under the direction of the Manager of the Loan Control department. Generally, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a loan control representative who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, a loan control representative will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. Between 90 - 120 days past due, a value is obtained for the loan collateral. At that time, a mortgage analysis is completed to determine the loan-to-value ratio and any collateral deficiency. If foreclosed, the Company customarily takes title to the property and sells it directly through a real estate broker.
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
Delinquent commercial business loans and loans secured by commercial real estate are handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The loan officer works with outside counsel and, in the case of real estate loans, a third party consultant to resolve problem loans. In addition, management meets as needed and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the loan committee and the board on a monthly basis. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Company customarily will initiate foreclosure or repossession proceedings on any collateral securing the loan.
The following table shows delinquent loans by the type of loan and number of days delinquent as of December 31, 2014.

	Loans Delinquent For:
	60-89 Days			Non-Accrual 90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans
Commercial	—	$—	—%	—	$—	—%	—	$—	—%
Construction and development	—	—	—	—	—	—	—	—	—
Home equity	5	196	1.25	1	61	0.39	6	257	1.64
One-to-four-family	—	—	—	1	73	0.16	1	73	0.16
Multi-family	—	—	—	—	—	—	—	—	—
Total real estate loans	5	196	0.11	2	134	0.07	7	330	0.18

Consumer
Indirect home improvement	33	277	0.28	26	250	0.25	59	527	0.53
Solar	—	—	—	1	29	0.16	1	29	0.16
Marine	—	—	—	1	19	0.11	1	19	0.11
Automobile	—	—	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—	—	—
Home improvement	1	6	1.82	—	—	—	1	6	1.82
Other	1	14	1.18	1	1	0.09	2	15	1.27
Total consumer loans	35	297	0.22	29	299	0.22	64	596	0.44
Commercial business loans	—	—	—	—	—	—	—	—	—
Total	40	$493	0.13%	31	$433	0.11%	71	$926	0.24%

Non-performing Assets. The following table sets forth information with respect to the Company’s non-performing assets.

	December 31,
	2014	2013	2012	2011	2010
Non-accruing loans:	(Dollars in thousands)
Real estate loans
Commercial	$—	$567	$783	$—	$1,201
Construction and development	—	—	—	623	2,175
Home equity	61	172	248	267	574
One-to-four-family	73	104	344	412	211
Total real estate loans	134	843	1,375	1,302	4,161

Consumer loans
Indirect home improvement	250	258	295	454	522
Solar	29	—	—	—	—
Marine	19	—	—	—	—
Automobile	—	—	10	23	54
Recreational	—	—	—	1	38
Home improvement	—	—	32	—	75
Other	1	—	—	20	3
Total consumer loans	299	258	337	498	692
Commercial business loans	—	—	194	427	1,387
Total non-accruing loans	433	1,101	1,906	2,227	6,240

Accruing loans delinquent more than 90 days:
Home equity	—	—	—	—	62
Total accruing loans delinquent more than 90 days	—	—	—	—	62

Real estate owned	—	2,075	2,127	4,589	3,701

Repossessed consumer property	—	32	31	78	78

Total non-performing assets	$433	$3,208	$4,064	$6,894	$10,081

Restructured loans	$783	$815	$3,260	$3,249	$1,508

Total non-performing assets as a percentage of total assets	0.08%	0.77%	1.13%	2.43%	3.45%

For the year ended December 31, 2014, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $12,800. The amount of interest income on these non-accrual loans that was included in net income was $26,600.
Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had no real estate owned properties as of December 31, 2014.

Restructured Loans. According to generally accepted accounting principles ("GAAP"), the Company is required to account for certain loan modifications or restructuring as a “troubled debt restructuring.” In general, the modification or restructuring of a debt is considered a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrowers that would not otherwise be considered. The Company had four restructured loans as of December 31, 2014, totaling $783,000, all of which performed as agreed for over six months and are classified as accrual loans. There were no non-accrual restructured loans at December 31, 2014.
Other Assets Especially Mentioned. At December 31, 2014, there were five loans totaling $6.8 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.
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
In connection with the filing of periodic reports with the FDIC and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Company’s assets, as of December 31, 2014, the Company had classified $2.2 million of assets as substandard. The $2.2 million of classified assets represented 3.4% of equity and 0.4% of total assets as of December 31, 2014. At December 31, 2014, the Company had classified $6.8 million of assets as special mention.

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
The provision for loan losses was $1.8 million for the year ended December 31, 2014. The allowance for loan losses was $6.1 million, or 1.5% of total loans at December 31, 2014, as compared to $5.1 million, or 1.8% of total loans outstanding at December 31, 2013. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates. Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.
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

The following table summarizes the distribution of the allowance for loan losses by loan category.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of year to (1):
Real estate loans
Commercial	$734	10.90%	$471	11.48%	$247	11.88%	$218	13.09%	$246	11.86%
Construction and development	910	14.67	709	14.49	557	11.39	206	4.59	670	4.15
Home equity	251	3.99	656	5.28	598	5.53	242	6.56	265	6.62
One-to-four-family	493	11.87	395	7.25	277	4.99	181	3.96	170	5.59
Multi-family	208	4.11	60	1.63	21	1.14	9	0.53	5	0.49
Total real estate loans	2,596	45.54	2,291	40.13	1,700	34.93	856	28.73	1,356	28.71

Consumer loans
Indirect home improvement	1,550	25.19	1,457	31.74	1,809	29.93	2,205	36.70	2,580	40.10
Solar	211	4.61	243	5.86	53	0.89	—	—	—	—
Marine	177	4.24	118	3.90	237	6.15	393	10.55	503	9.42
Automobile	6	0.17	14	0.43	31	0.86	279	2.64	405	5.35
Recreational	7	0.11	9	0.19	10	0.27	19	0.52	41	0.77
Home improvement	9	0.08	5	0.16	17	0.23	20	0.42	47	0.55
Other	28	0.30	15	0.44	21	0.50	38	0.83	68	1.21
Total consumer loans	1,988	34.70	1,861	42.72	2,178	38.83	2,954	51.66	3,644	57.40

Commercial business loans	1,506	19.76	940	17.15	820	26.24	535	19.61	905	13.89

Total	$6,090	100.00%	$5,092	100.00%	$4,698	100.00%	$4,345	100.00%	$5,905	100.00%

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$5,092	$4,698	$4,345	$5,905	$7,405

Charge-offs:
Real estate loans
Commercial	120	340	48	152	—
Construction and development	—	194	94	38	1,529
Home equity	94	257	381	435	163
One-to-four-family	—	18	257	11	32
Total real estate loans	214	809	780	636	1,724
Consumer loans
Indirect home improvement	1,341	1,562	2,156	2,497	2,490
Solar	—	—	—	—	—
Marine	15	43	—	—	—
Automobile	18	46	137	507	637
Recreational	12	45	203	372	413
Home improvement	—	32	0	52	76
Other	21	29	85	91	178
Total consumer loans	1,407	1,757	2,581	3,519	3,794
Commercial business loans	75	63	179	684	175
Total charge-offs	1,696	2,629	3,540	4,839	5,693

Recoveries:
Real estate loans
Commercial	—	38	—	—	—
Home equity	80	35	9	30	—
One-to-four-family	104	18	—	—	—
Total real estate loans	184	91	9	30	—
Consumer loans
Indirect home improvement	630	510	630	528	351
Solar	—	—	—	—	—
Marine	13	17	—	—	—
Automobile	43	98	171	252	275
Recreational	6	99	107	52	70
Home improvement	8	3	8	14	0
Other	8	19	36	34	17
Total consumer loans	708	746	952	880	713
Commercial business loans	2	16	19	—	—

Total recoveries	894	853	980	910	713

Net charge-offs	802	1,776	2,560	3,929	4,980
Additions charged to operations	1,800	2,170	2,913	2,369	3,480
Balance at end of year	$6,090	$5,092	$4,698	$4,345	$5,905
Net charge-offs during the year to average loans outstanding during the year	0.24%	0.63%	1.03%	1.81%	2.11%
Net charge-offs during the year to average non-performing assets	44.04%	48.84%	46.72%	0.51%	47.40%
Allowance as a percentage of non-performing loans	1,406.47%	462.49%	246.48%	195.11%	93.70%
Allowance as a percentage of gross loans receivable (end of year)	1.54%	1.77%	1.68%	1.97%	2.50%

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
As a member of the FHLB of Seattle, the Bank had $1.7 million in stock of the FHLB of Seattle at December 31, 2014. For the year ended December 31, 2014, the Bank received $2,000 in dividends from the FHLB of Seattle. During 2014, the FHLB of Seattle repurchased approximately $276,000 in excess stock at par from the Bank, resulting in a reduction in the balance of stock held at the Bank.
The table below sets forth information regarding the composition of the securities portfolio and other investments at the dates indicated. At December 31, 2014, the securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Federal agency securities	$5,998	$5,845	$12,297	$11,667	$12,287	$12,552
Municipal bonds	15,886	16,161	13,347	13,180	8,863	9,060
Corporate securities	4,495	4,437	4,005	3,938	2,492	2,488
Mortgage-backed securities	20,169	20,244	27,952	27,454	18,766	19,213
Small business administration securities	2,019	2,057	—	—	—	—
Total securities available-for-sale	48,567	48,744	57,601	56,239	42,408	43,313

The composition and contractual maturities of the investment portfolio at December 31 2014, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2014
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Federal agency securities	$502	1.45%	$500	1.25%	$4,996	2.06%	$—	—%	$5,998	1.94%	$5,845
Municipal bonds	—	—	4,847	2.05	4,182	2.42	6,857	2.73	15,886	2.44	16,161
Corporate securities	1,001	0.84	500	0.49	2,994	1.43	—	—	4,495	1.19	4,437
Mortgage-backed securities	—	—	—	—	3,000	1.56	17,169	2.20	20,169	2.11	20,244
Small business administration securities	—	—	—	—	2,019	2.90	—	—	2,019	2.90	2,057
Total securities available-for-sale	$1,503	1.04%	$5,847	1.85%	$17,191	2.05%	$24,026	2.36%	$48,567	2.15%	$48,744

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings, and loan repayments are the major sources of funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings from the FHLB of Seattle are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.
The Company’s deposit composition reflects a mixture with certificates of deposit accounting for approximately 38.0% of the total deposits at December 31, 2014, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company also had $19.1 million of brokered deposits at December 31, 2014, with original terms averaging four years which were used to manage interest rate risk.
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
The following table sets forth total deposit activities for the periods indicated.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Beginning balance	$336,876	$288,949	$246,418
Net deposits before interest credited	81,134	45,949	40,323
Interest credited	2,434	1,978	2,208
Ending balance	$420,444	$336,876	$288,949

Net increase in deposits	$83,568	$47,927	$42,531
Percent increase	24.81%	16.59%	17.26%

The following table sets forth the dollar amount of savings deposits in the various types of deposits programs the Company offered at the dates indicated.

	December 31,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits
Noninterest-bearing checking	$53,743	12.78%	$44,309	13.15%
Interest-bearing checking	29,585	7.04	26,725	7.93
Savings	21,560	5.13	15,345	4.56
Money market	152,611	36.30	119,162	35.37
Escrows	2,991	0.71	1,474	0.44
Total transaction and savings deposits	260,490	61.96	207,015	61.45

Certificates
0.00 – 1.99%	145,099	34.51	113,193	33.60
2.00 – 3.99%	14,855	3.53	16,479	4.89
4.00 – 5.99%	—	—	189	0.06
Total certificates	159,954	38.04	129,861	38.55
Total deposits	$420,444	100.00%	$336,876	100.00%

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2014.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2015	$11,240	$316	$—	$11,556	7.22%
June 30, 2015	15,860	1,474	—	17,334	10.84
September 30, 2015	2,635	6,510	—	9,145	5.72
December 31, 2015	9,785	5,913	—	15,698	9.81
March 31, 2016	14,080	215	—	14,295	8.94
June 30, 2016	37,667	129	—	37,796	23.63
September 30, 2016	3,729	198	—	3,927	2.46
December 31, 2016	3,218	100	—	3,318	2.07
March 31, 2017	2,032	—	—	2,032	1.27
June 30, 2017	23,786	—	—	23,786	14.87
September 30, 2017	3,304	—	—	3,304	2.07
December 31, 2017	7,940	—	—	7,940	4.96
Thereafter	9,823	—	—	9,823	6.14
Total	$145,099	$14,855	$—	$159,954	100.00%
Percent of total	90.71%	9.29%	—%	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2014. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposits of less than $100,000(1)	$5,919	$4,841	$6,623	$34,940	$52,323
Certificates of deposits of $100,000 through $250,000	1,393	7,904	12,325	52,386	74,008
Certificates of deposits of more than $250,000	4,244	4,589	5,895	18,895	33,623
Total certificates of deposit	$11,556	$17,334	$24,843	$106,221	$159,954
(1): Includes $19.1 million of brokered deposits as of December 31, 2014.

The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2014, the Bank’s deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded the reserve requirements.
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
As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of $57.6 million. At December 31, 2014, outstanding advances from the FHLB of Seattle totaled $17.0 million. At December 31, 2014, the Bank had $69.6 million additional short-term borrowing capacity with the Federal Reserve Bank. The Bank also had an aggregate of $35.0 million in unsecured Fed Funds lines of credit with other large financial institutions of which none was outstanding at December 31, 2014.
The Company had a $5.0 million collateralized warehouse line of credit with another bank, of which none was outstanding at December 31, 2014.

The following tables set forth information regarding borrowings during the years indicated. The tables include both long- and short-term borrowings.

	Years Ended December 31,
	2014	2013	2012
Maximum balance:	(Dollars in thousands)
Federal Home Loan Bank advances	$47,522	$28,664	$21,840
Federal Reserve Bank	$1,000	$—	$—
Fed Funds lines of credit	$3,450	$1,850	$2,000

Average balances:
Federal Home Loan Bank advances	$22,589	$16,391	$7,636
Federal Reserve Bank	$33	$—	$—
Fed Funds lines of credit	$72	$18	$6

Weighted average interest rate:
Federal Home Loan Bank advances	1.23%	0.85%	0.91%
Federal Reserve Bank	0.75%	—%	—%
Fed Funds lines of credit	0.25%	1.16%	1.10%

	At December 31,
	2014	2013	2012
Balance outstanding at end of year:	(Dollars in thousands)
Federal Home Loan Bank advances	$17,034	$16,664	$6,840
Total borrowings	$17,034	$16,664	$6,840

Weighted average interest rate of:
Federal Home Loan Bank advances, at end of period	1.35%	1.41%	1.96%

Subsidiary and Other Activities

The Company has one active subsidiary, the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary as of December 31, 2014.
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
The market area has a high concentration of financial institutions, many of which are branches of large money centers and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states. These include such large national lenders as Wells Fargo, Bank of America, Chase and others in the Company’s market area that have greater resources and offer services that the Bank does not provide. For example, the Bank does not offer trust services. Customers who seek “one-stop shopping” may be drawn to institutions that offer services that the Bank does not.
The Company attracts deposits through the branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, as of June 30, 2014, 1st Security Bank of Washington’s share of aggregate deposits in the market area consisting of the four counties where the Company has branches was less than one percent.
Employees

At December 31, 2014, the Company had 208 full-time employees and two part-time employees. Company employees are not represented by any collective bargaining group. The Company considers employee relations to be good.
Executive Officers. The following table sets forth information with respect to the executive officers of the Company and the Bank.

		Position
Name	Age (1)	Company	Bank
Joseph C. Adams	55	Director and Chief Executive Officer	Director and Chief Executive Officer

Matthew D. Mullet	36	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer

Robert B. Fuller	55	Chief Credit Officer	Chief Credit Officer

Dennis V. O’Leary	47	—	Chief Lending Officer

Drew B. Ness	50	—	Chief Operating Officer

(1)	As of December 31, 2014.

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Joseph C. Adams, age 55, is a director and has been the Chief Executive Officer of 1st Security Bank of Washington since July 2004. He joined 1st Security Bank of Washington in April 2003 as its Chief Financial Officer, when the Bank was Washington’s Credit Union. Mr. Adams also served as Supervisory Committee Chairperson from 1993 to 1999. Mr. Adams is a lawyer having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director, Regulatory Affairs. Mr. Adams received a Masters Degree equivalent from the Pacific Coast Banking School. Mr. Adams’ legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank of Washington, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank which makes him well suited to educate the Board on these matters.

Matthew D. Mullet, age 36, joined 1st Security Bank of Washington in July 2011 and was appointed Chief Financial Officer in September 2011.  Mr. Mullet started his banking career in June 2000 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks, where he worked until October 2004.  From October 2004 until August 2010, Mr. Mullet was employed at Golf Savings Bank, Mountlake Terrace, WA, where he served in several financial capacities, including as Chief Financial Officer from May 2007 until August 2010.  In

August 2010, Golf Savings Bank was merged with Sterling Savings Bank, where Mr. Mullet held the position as Senior Vice President of the Home Loan Division until resigning and commencing work at 1st Security Bank of Washington.

Robert B. Fuller, age 55, joined 1st Security Bank of Washington as Chief Credit Officer in September of 2013. Prior to his employment with the Bank, Mr. Fuller served as Chief Financial Officer/Chief Credit Officer for Blueprint Capital, REIT in 2013, Chief Credit Officer for Core Business Bank during 2012 and Plaza Bank during 2011, and in credit administration at Golf Savings Bank/Sterling Bank during 2009 and 2010.  Mr. Fuller also served as Executive Vice President,  Chief Operating Officer, and Chief Financial Officer for Golf Savings Bank from March 2001 to September 2006 and was a member of the integration team for the Golf sale to Sterling Savings Bank. Mr. Fuller started his banking career at US Bank of Washington’s mid-market production team and has over 28 years of banking experience.

Dennis V. O’Leary, age 47, joined 1st Security Bank of Washington as Senior Vice President – Consumer, Small Business and Construction Lending in August 2011 and currently holds the position of Chief Lending Officer. Prior to his employment with the Bank, Mr. O’Leary previously was employed by Sterling Savings Bank from July 2006 until August 2011 as Senior Vice President and Puget Sound Regional Director of the residential construction lending division. Sterling Savings Bank acquired Golf Savings Bank in 2006 where Mr. O’Leary had served as Executive Vice President, Commercial Real Estate Lending, having previously served in various senior lending positions at Golf Savings Bank since June 1985.

Drew B. Ness, age 50, joined 1st Security Bank of Washington as Chief Operating Officer in September 2008. Mr. Ness has 24 years of diverse banking experience, including retail branch sales and service, branch network management, and national customer service training experience. He served as Vice President and Manager of the Corporate Deposit Operations Department for Washington Federal, Seattle, Washington from February 2008 until August 2008, following its acquisition of First Mutual Bank. Mr. Ness served as Vice President and Administrative/Operations Manager of the Retail Banking Group at First Mutual Bank, Bellevue, Washington from June 2004 through February 2008, and in various management positions for Bank of America in Seattle, Washington and Newport Beach, California prior to that.
HOW WE ARE REGULATED
The following is a brief description of certain laws and regulations applicable to FS Bancorp and 1st Security Bank of Washington. Descriptions of laws and regulations here and elsewhere in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the Washington State Legislature that may affect the operations of FS Bancorp and 1st Security Bank of Washington. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC, DFI, Federal Reserve and the Consumer Financial Protection Bureau (“CFPB”). Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"). Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as 1st Security Bank of Washington, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary federal banking regulators. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

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
Insurance of Accounts and Regulation by the FDIC.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in 1st Security Bank of Washington up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended December 31, 2014, were $254,000. Those premiums have been reduced in recent years due to management's focus on asset quality, risk management, and growing capital levels.
The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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
Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. In connection with the approval of new capital rules by the federal banking agencies, the general structure of the prompt corrective action rules were maintained, but include a new common equity requirement for Tier 1 capital and incorporate an increased Tier 1 capital requirement into the prompt corrective action framework.
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
At December 31, 2014, 1st Security Bank of Washington was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and Note 13 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K.
Capital Requirements. Federally insured financial institutions, such as 1st Security Bank of Washington are required by FDIC regulations to maintain minimum levels of regulatory capital.
At December 31, 2014, FDIC regulations recognized two types, or tiers, of capital: core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common shareholders' equity, qualifying restricted core capital elements (other than cumulative perpetual preferred stock), less deductions for disallowed intangibles and disallowed deferred tax assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital for risk based capital purposes, includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), qualified subordinated debt, redeemable preferred stock, other restricted core capital elements, cumulative perpetual preferred stock, and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.
The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement for a bank to be considered adequately capitalized specifies a minimum ratio of Tier 1 capital to average total assets of 4.0%. At December 31, 2014, the Bank had a Tier 1 leverage capital ratio to average assets of 11.2%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, for a bank to be considered adequately capitalized the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets (the total risk-based capital ratio) must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets (the Tier 1 risk-based capital ratio) must be at least 4.0%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.
The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the FDIC of any of these measures on a bank may have a substantial adverse effect on its operations and profitability. Institutions with at least a 4.0% Tier 1 capital ratio, a 4.0% Tier 1 risk-based capital ratio and an 8.0% total risk-based capital ratio are considered "adequately capitalized." An institution is deemed "well capitalized" if it has at least a 5% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2014, the Bank was considered a "well capitalized" institution.
At December 31, 2014, the Bank's equity totaled $55.9 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. The Bank’s actual capital ratios are presented in the following table:

	Actual	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions Ratio
	Ratio	Ratio
As of December 31, 2014
Total risk-based Capital
(to risk-weighted assets)	14.68%	8.00%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	13.43%	4.00%	6.00%
Tier 1 leverage capital
(to average assets)	11.17%	4.00%	5.00%

As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	16.64%	8.00%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	15.38%	4.00%	6.00%
Tier 1 leverage capital
(to average assets)	12.61%	4.00%	5.00%

On July 2, 2013, the Federal Reserve approved a final rule (“Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, 2013, the Final Rule was approved as an interim final rule by the FDIC. The Final Rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Final Rule includes new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), FS Bancorp and the Bank became subject to the new capital requirements adopted by the Federal Reserve and the FDIC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the leverage and Tier 1 capital ratios, change the risk-weights of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit our ability and the ability of our bank subsidiary to pay dividends, repurchase shares or pay discretionary bonuses. Under the new capital regulations, the minimum capital ratios applicable to FS Bancorp and the Bank are : (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”), explained below, unless we elect to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions. The rule eliminates the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010, will be grandfathered for companies with consolidated assets of $15 billion or less. The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016, at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. In addition, the new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new CETI requirement and the increased Tier 1 capital requirement into the prompt corrective action framework, as indicated above in “Prompt Correction Action.”

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. An institution is deemed “well capitalized” if it has at least a 5.0% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio. At December 31, 2014, we believe that the Bank’s current capital levels meet the fully phased in capital requirements, including the related capital conservation buffers, as required by the Final Rule.

For a complete description of the Bank's required and actual capital levels on December 31, 2014, see Note 13 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K.

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

Federal Home Loan Bank System. 1st Security Bank of Washington is a member of the FHLB, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the FHFA and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business - Deposit Activities and Other Sources of Funds - Borrowings.”
Following its announcement in July 2014, that it had entered into an exclusivity agreement for a potential merger with the FHLB of Des Moines, the FHLB of Seattle and the FHLB of Des Moines entered into a merger agreement on September 25, 2014, for the voluntary merger of the two banks. The merger agreement provides that the FHLB of Des Moines will survive the merger as the resulting bank. The merger was approved by the FHFA in December 2014, and approved by the member-owners of the FHLB of Seattle and the FHLB of Des Moines in February 2015, with a target date of May 31, 2015, for consummation of the merger. As of December 31, 2014, the FHLB of Des Moines had $95.5 billion in assets and served 1,156 member financial institutions in five Mid-Western states, compared to the FHLB of Seattle, which had $35.1 billion in assets and served 316 member financial institutions in eight Western states and the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. The combined FHLB will be located in Des Moines and will provide funding for over 1,500 member financial institutions in 13 states, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. Upon completion of the merger, member-owners of the FHLB of Seattle will receive stock in the FHLB of Des Moines equal to the same number of shares held in the FHLB of Seattle prior to the merger. Following completion of the merger, it is anticipated that member-owners of the FHLB of Des Moines and the FHLB of Seattle will hold approximately 82% and 18%, respectively, of the issued and outstanding shares of the resulting bank.

1st Security Bank of Washington, as a member of the FHLB, is required to purchase and maintain stock in the FHLB. At December 31, 2014, 1st Security Bank of Washington had $1.7 million in FHLB stock, which was in compliance with this requirement.
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

Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of the DFI and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.
Dividends. Dividends from 1st Security Bank of Washington constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank of Washington to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank of Washington may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank of Washington’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank of Washington, without the approval of the Director of the DFI.

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

Community Reinvestment Act. Banks are subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received an “outstanding” rating during its most recent CRA examination.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. 1st Security Bank of Washington is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require 1st Security Bank of Washington to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of its rights to opt out of certain practices.
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
Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2014, 1st Security Bank of Washington's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. 1st Security Bank of Washington is subject to consumer protection regulations issued by the CFPB, but as financial institutions with assets of less than $10 billion, 1st Security Bank of Washington is generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CFPB regulations.
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
The Bank Holding Company Act. Under the BHCA, FS Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act.
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
Regulatory Capital Requirements. The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These guidelines apply on a consolidated basis to bank holding companies with $500 million or more in assets or with fewer assets but certain risky activities, and on a bank-only basis to other companies. These bank holding company capital adequacy guidelines are similar to those imposed on 1st Security Bank of Washington by the FDIC. For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. In July 2013, the Federal Reserve and the FDIC approved a new rule that will substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. For a discussion of the new capital rules, see the section above entitled “- Regulation of 1st Security Bank of Washington - Capital Requirements."
The Company’s capital amounts and ratios at December 31, 2014 are presented in the following table.

					To be Well Capitalized Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total risk-based capital
(to risk-weighted assets)	$70,927	17.08%	$33,223	8.00%	$41,529	10.00%
Tier I risk-based capital
(to risk-weighted assets)	$65,719	15.83%	$16,611	4.00%	$24,917	6.00%
Tier I leverage capital
(to average assets)	$65,719	13.16%	$19,975	4.00%	$24,969	5.00%
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

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-

of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

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
Sarbanes-Oxley Act of 2002. As a public company that files periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934, FS Bancorp is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.
The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that FS Bancorp and 1st Security Bank of Washington will become subject to and that are discussed above under the section entitled “- Regulation of 1st Security Bank of Washington - Capital Requirements.”
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
TAXATION
Federal Taxation
General. FS Bancorp and 1st Security Bank of Washington are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank of Washington is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2011, and income tax returns have not been audited for the past four years, 2011 to 2014. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.
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

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. This report is qualified in its entirety by these risk factors.
Risks Related to Our Business
Our financial condition and results of operations are dependent on the economy, particularly in 1st Security Bank of Washington’s market area. The current economic conditions in the market area served may continue to impact our earnings adversely and could increase the credit risk of our loan portfolio.

Our primary market area is concentrated in the Puget Sound region of Washington. Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and ongoing strains in the financial and housing markets could result in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

A deterioration in economic conditions in the market area we serve could result in the following consequences, any of which could have a material adverse effect on the business, financial condition and results of operations:

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
A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Economic conditions have improved since the end of the economic recession that officially ended in June, 2009; however, economic growth has been slow and uneven, unemployment remains relatively high and concerns still exist over the federal deficit, government spending, global geopolitical risks which have all contributed to diminished expectations for the economy.

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Our loan portfolio possesses increased risk due to a large percentage of consumer loans.

Our consumer loans accounted for $136.8 million, or 34.7% of our total loan portfolio as of December 31, 2014, of which $99.3 million (72.6% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $18.2 million (13.3% of total consumer loans) consisted of solar loans, $16.7 million (12.2% of total consumer loans) consisted of marine loans secured by boats, $674,000 (.5% of total consumer loans) consisted of automobile loans, $441,000 (.3% of total consumer loans) consisted of recreational loans, mainly secured by recreational vehicles and motorcycles, $329,000 (.2% of total consumer loans) consisted of home improvement consumer loans and $1.2 million (.9% of total consumer loans) consisted of other consumer loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for our loan losses, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.
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
Indirect home improvement and solar loans totaled $117.5 million, or 29.8% of our total gross loan portfolio at December 31, 2014, and are originated through a network of approximately 132 home improvement contractors and dealers located in Washington, Oregon and California. As of December 31, 2014, the Company had $17.7 million in loans to borrowers that reside in California. Adverse economic conditions in California, including an increase in the level of unemployment, or a decline in real estate values could adversely affect the ability of these borrowers to make loan payments to us.
In addition, we rely on three dealers for a majority or 56.1% of our loan volume so the loss of one of these dealers can have a significant effect on our loan origination volume. See Item 1., “Business of 1st Security Bank of Washington - Lending Activities - Consumer Lending” and “- Asset Quality.”
Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers.

Our indirect home improvement lending, which is the largest component of our loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of approximately 132 active contractors and dealers with businesses located throughout Washington, Oregon and California with approximately three contractors/dealers responsible for more than half of this loan volume. Indirect home improvement and solar loans totaled $117.5 million, or 29.8% of our total gross loan portfolio, as of December 31, 2014, reflecting approximately 13,000 loans with an average balance of approximately $9,000.
We have relationships with home improvement contractors/dealers, however, the relationships generally are not exclusive, some of them are newly established and they may be terminated at any time. If there is another economic downturn and contraction of credit to both contractors/dealers and their customers, there could be an increase in business closures and our existing contractor/dealer base could experience decreased sales and loan volume, which may have an adverse effect on our business, results of operations and financial condition. In addition, if a competitor were to offer better service or more attractive loan products to our contractor/dealer partners, it is possible that our partners would terminate their relationships with us or recommend customers to our competitors. If we are unable to continue to grow our existing relationships and develop new relationships, our results of operations and financial condition could be adversely affected.
In the fourth quarter of 2012, we expanded consumer solar loan originations in California which enabled us to increase sales of consumer solar loans from $2.5 million at the beginning of 2013 to $16.8 million at the end of 2013. This growth continued in 2014 and resulted in $27.2 million in consumer solar loan sales during the year ended December 31, 2014. We have adopted limits on California lending to be no more than 20% of the total consumer portfolio. As of December 31, 2014, the maximum level of California originated consumer solar loans would be $27.4 million. As of December 31, 2014, we held $17.7 million of these consumer solar loans to borrowers located in California.
A significant portion of our business involves commercial business, commercial construction and commercial real estate lending which is subject to various risks that could adversely impact our results of operations and financial condition.

At December 31, 2014, our loan portfolio included $194.9 million of commercial real estate, commercial construction, multi-family real estate loans, and commercial business loans, or 49.4% of our total gross loan portfolio, compared to $128.5 million, or 44.7%, at December 31, 2013. We have been increasing and intend to continue to increase, subject to market demand, the origination of commercial real estate and commercial business loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the property securing the loan and/or the borrowers’ business and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.
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
Our mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.

In October 2009, we commenced a mortgage warehouse lending program. Our mortgage warehouse lending program focuses on six Pacific Northwest mortgage banking companies. Short term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principle shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. As of December 31, 2014, we had approved warehouse lending lines in varying amounts from $3.0 million to $9.0 million with each of the six companies, for an aggregate amount of $34.0 million. During the year ended December 31, 2014, we processed approximately 1,000 loans and funded approximately $272.1 million under this program. Our mortgage warehouse related gross revenues totaled $573,000 for the year ended December 31, 2014. As of December 31, 2014, there was $10.1 million in warehouse lines outstanding, compared to $4.0 million outstanding at December 31, 2013.
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
Our lending limit may limit growth.

The Board of Directors have implemented a policy lending limit that it believes matches the Washington State legal lending limit. Our policy limits loans to one borrower and the borrower’s related entities to 20% of our unimpaired capital and surplus, or $12.4 million at December 31, 2014. Management has adopted a limit of $9.5 million for risk mitigation purposes and all relationships above this level require full Board approval. These amounts are significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our lending limit from doing business with us. The lending limit also impacts the efficiency of our commercial lending operation because it tends to lower the average loan size, which means a higher number of transactions have to be generated to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms that are considered favorable.
We continue to expand residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.

To assist in expanding our residential construction lending program, we hired several new experienced construction lenders in the third quarter of 2011 with the focus of lending up to 100% of total risk-based capital in construction and development lending. Our residential construction lending program focuses on the origination of loans to builders, both pre-sold and speculative, for the purpose of constructing and selling primarily one-to-four-family residences within the market area. Our construction and development loans totaled $57.8 million, or 14.7%, of total gross loans at December 31, 2014. The Company's total risk-based capital was $70.9 million as of December 31, 2014.
Construction and development lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. In addition, during the term of most of our construction loans, an interest reserve is created at origination and is added to the principal of the loan through the construction phase. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. Speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. Loans on land under development or held for future construction pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.
Revenue from mortgage banking operations are sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.

In an effort to diversify our revenue streams and to generate additional income, we hired several experienced bankers to reintroduce in-house originations of residential mortgage loans through a mortgage banking program in 2012. We expect to hire additional staff throughout 2015 to support our originations. Our mortgage banking program, which started in the fourth quarter of 2011, is dependent upon our ability to originate and sell loans to investors. Mortgage revenues are primarily generated from gains on the sale of one-to-four-family residential loans underwritten to programs currently offered by Fannie Mae, Freddie Mac, FHA, VA, USDA Rural Housing and other non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. We sell loans on both a servicing retained and servicing released basis utilizing market execution analysis and customer relationships as the criteria. Any future changes in these programs, our eligibility to participate in these programs, the criteria for loans to be accepted or laws that significantly affect the activity of these entities could, in turn, materially adversely affect the success of our mortgage banking program and, consequently, our results of operations.
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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review loans and our historical loss and delinquency experience, and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additional provisions for loan losses to replenish the allowance for loan losses. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or may also otherwise also require an increase in our provision for loan losses.
Our allowance for loan losses was 1.5% of total gross loans, and 1,406.5% of non-performing loans at December 31, 2014, compared to 1.8% of total gross loans, and 462.5% of non-performing loans at December 31, 2013. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increases in the provision for loan losses may result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.
The unseasoned nature of our commercial business, commercial construction and commercial real estate portfolios may result in difficulties in judging collectability, which may lead to additional provisions or charge-offs, which would reduce our profits.

During the periods from January 1, 2012 through December 31, 2014, we originated $230.4 million of loans, including loans in process, with an outstanding balance of $164.4 million, as of December 31, 2014. As a result, a significant portion of the portfolio is relatively unseasoned and some borrowers may not have had sufficient time to perform to properly indicate the magnitude of potential losses. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2014, $46.8 million, or 11.9% of our total loan portfolio, was secured by first liens on one-to-four-family residential loans and our home equity lines of credit totaled $15.7 million, or 4.0% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which our loans are concentrated may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A decline in economic conditions or in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. In addition, residential loans with high combined loan-to-value ratios will be more sensitive to the fluctuation of property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2014, $20.3 million, or 5.1% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. Furthermore, some of our non-owner occupied commercial loan borrowers have more than one loan outstanding with us. At December 31, 2014, we had three non-owner occupied commercial loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $5.1 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied commercial real estate loan.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. Currently, we are expanding existing commercial real estate, commercial business and residential lending programs such as home improvement loans for consumer solar projects. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations and financial condition.
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

Our business is primarily relationship-driven in that some of our business development and relationship managers have extensive customer relationships. Loss of such key personnel could result in the loss of some of our customers. While we believe the relationship with key producers is good, we cannot guarantee that all of the key personnel will remain with our organization. The loss of these key persons could negatively impact the affected banking operations.
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
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

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
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

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

In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) became effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

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
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense. See Item 1., “Business - How We are Regulated” of this Form 10-K.

Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our Internet banking services that involve the transmission of confidential information. We rely on standard Internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.
If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders’ equity could decrease.

At December 31, 2014, we owned $1.7 million in FHLB of Seattle stock. We are required to own this stock to be a member of and to obtain advances from the FHLB. This stock is not marketable and can only be redeemed by our FHLB, with the permission of its regulators as the FHLB of Seattle is currently operating under a consent order entered into with its primary federal regulator. Our FHLB's financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.
On September 25, 2014, the FHLB Seattle and FHLB Des Moines announced a proposed merger. Under this proposal, the Bank would become a member of FHLB Des Moines and all shares of our FHLB Seattle stock would convert to equal shares of FHLB Des Moines stock. If the merger is terminated by either the FHLB Des Moines or the FHLB Seattle , the terminating FHLB must pay $57 million in termination fees. If the FHLB Seattle were to terminate the agreement, this could result in significant impairment to our investment in the FHLB Seattle, potentially decreasing our earnings and shareholders' equity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2014, the Company had one administrative office, five loan origination offices and seven full-service banking branch offices with an aggregate net book value of $13.6 million. The following table sets forth certain information concerning the offices at December 31, 2014. See also Note 5 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K. In the opinion of management, the facilities are adequate and suitable for the Company needs.

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2014 (1)
				(In thousands)
Canyon Park 22020 17th Ave SE, Suite 100 Bothell, WA 98021	2,997	Leased	May 2015 (2)	$16

Edmonds 620 Edmonds Way Edmonds, WA 98020	2,474	Owned	—	$1,403

Lynnwood 19002 33rd Ave W Lynnwood, WA 98036	3,000	Leased	June 2020	$138

Mountlake Terrace (Administrative) 6920 220th St SW Mountlake Terrace, WA 98043	39,535	Owned	—	$6,728

Poulsbo21650 Market Place Poulsbo, WA 98370	3,498	Owned	—	$2,873

Puyallup307 W Stewart St Puyallup, WA 98371	2,474	Owned	—	1,333

Bellevue Home Lending1110 112th Avenue NE, Suite 310 Bellevue, WA, 98004	4,068	Leased	December 2017	77

Overlake14808 NE 24th St, Suite D Redmond, WA 98052	2,331	Leased	May 2016	133

________________
(1) Net book value includes investment in premises, equipment and leaseholds.
(2) This office location is being closed with branch staff and deposit accounts transferring to a new location in Mill Creek, WA, which will open in the second quarter of 2015.

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2014 (1)
				(In thousands)
Capitol Hill 614 Broadway East Seattle, WA 98102	5,100	Leased	December 2022 (4)	$706

Port Orchard Home Lending 1140 Bethel Avenue, Suite 202 Port Orchard, WA 98366	330	Leased	Month-to-Month	$55

Puyallup Home Lending 2910 S Meridian, Suite 180 Puyallup, WA 98373	3,389	Leased	June 2019 (3)	$56

Tri-Cities Home Lending 8486 West Gage Blvd, Suite A Kennewick, WA 99336	5,477	Leased	March 2020	$62

Canyon Park Home Lending 22020 17th Ave SE, Suite 220 Bothell, WA 98021	1,455	Leased	February 2015	$4
________________
(3) Lease provides for one five-year renewal option.
(4) Lease provides for two five-year renewal options.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Company at December 31, 2014, was $627,000. Management has a business continuity plan in place with respect to the data processing system, as well as the Company's operations as a whole.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.” As of December 31, 2014, there were 3,235,625 shares of common stock issued and outstanding and approximately 155 shareholders of record based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers. The tables below show the high and low closing prices and quarterly cash dividends for our common stock for the periods indicated.

Year ended December 31, 2014	High	Low	Cash dividends declared and paid
First quarter	$17.20	$16.35	$0.06
Second quarter	17.47	16.23	0.06
Third quarter	17.40	16.95	0.06
Fourth quarter	18.25	16.68	0.06

Year ended December 31, 2013	High	Low	Cash dividends declared and paid
First quarter	$16.47	$12.90	$0.05
Second quarter	18.37	15.70	0.05
Third quarter	17.92	16.57	0.05
Fourth quarter	17.28	16.60	0.05

1st Security Bank of Washington is a wholly-owned subsidiary of FS Bancorp. Under federal regulations, the dollar amount of dividends 1st Security Bank of Washington may pay to FS Bancorp depends upon its capital position and recent net income. Generally, if 1st Security Bank of Washington satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by state law and FDIC regulations. See “Item 1. Business - How We Are Regulated - Regulation of 1st Security Bank of Washington- Dividends” and “--Regulation of FS Bancorp- Restrictions on Dividends and Stock Repurchases”.

The cash dividend policy is reviewed by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors including capital requirements, the Company's financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods.

Stock Repurchases in the Fourth Quarter. Not applicable.

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

Source: SNL Financial LC, Charlottesville, VA

	Periods Ended
Index	07/10/12	12/31/12	06/30/13	12/31/13	06/30/14	12/31/14
FS Bancorp, Inc.	100.00	129.57	180.36	172.84	176.50	186.41
S&P 500	100.00	107.51	122.37	142.33	152.49	161.82
SNL Bank $250M-$500M	100.00	105.02	125.08	142.60	156.99	162.72

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

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:

Total assets	$509,754	$419,187	$359,030	$283,793	$292,334
Loans receivable, net(1)	387,174	281,081	274,949	217,131	230,822
Loans held for sale	25,983	11,185	8,870	—	—
Securities available-for-sale, at fair value	48,744	56,239	43,313	26,899	7,642
FHLB stock	1,650	1,702	1,765	1,797	1,797
Deposits	420,444	336,876	288,949	246,418	243,957
Borrowings	17,034	16,664	6,840	8,900	21,900
Total equity	65,836	62,313	59,897	26,767	24,795

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$24,842	$21,733	$18,787	$16,478	$17,333
Total interest expense	2,702	2,178	2,363	3,006	3,886
Net interest income	22,140	19,555	16,424	13,472	13,447
Provision for loan losses	1,800	2,170	2,913	2,369	3,480
Net interest income after provision for loan losses	20,340	17,385	13,511	11,103	9,967
Fees and service charges	1,762	1,807	1,993	1,971	2,255
Gain on sale of loans	7,577	6,371	3,684	113	—
Gain on sale of assets / impairment (loss)
on long-lived assets	(9)	—	165	59	1,006
Gain (loss) on sale of investment securities	(41)	264	—	—	—
Other noninterest income	744	473	322	332	406
Total noninterest income	10,033	8,915	6,164	2,475	3,667
Total noninterest expense	23,902	20,361	16,477	12,033	12,032
Income before provision (benefit) for income taxes	6,471	5,939	3,198	1,545	1,602
Provision (benefit) for income tax	1,931	2,019	(2,097)	—	—
Net income	$4,540	$3,920	$5,295	$1,545	$1,602
_______________________
(1)     Net of allowances for loan losses, loans in process and deferred loan costs, fees, and discounts.

	At or For the
	Years Ended December 31,
	2014		2013		2012		2011	2010
Selected Financial Ratios and Other Data
Performance ratios:
Return on assets (ratio of net income to average total assets)	1.00%		1.01%		1.64%		0.56%	0.60%
Return on equity (ratio of net income to average equity)	7.19		6.43		12.71		5.92	6.54
Yield on average interest-earning assets	5.74		5.93		6.21		6.35	6.86
Rate paid on average interest-bearing liabilities	0.80		0.77		0.94		1.31	1.75
Interest rate spread information:
Average during period	4.94		5.16		5.27		5.04	5.11
Net interest margin(1)	5.12		5.33		5.43		5.19	5.32
Operating expense to average total assets	5.27		5.27		5.12		4.35	4.49
Average interest-earning assets to average
interest-bearing liabilities	128.30		129.73		120.34		112.90	113.98
Efficiency ratio(2)	74.29		71.52		72.95		75.46	70.31
Margin on loans held for sale (3)	2.31		2.37		2.47		—	—

Asset quality ratios:
Non-performing assets to total assets at end of period(4)	0.08%		0.77%		1.13%		2.43%	3.45%
Non-performing loans to total gross loans(5)	0.11		0.38		0.68		1.01	2.66
Allowance for loan losses to non-performing loans(5)	1,406.47		462.49		246.48		195.11	93.70
Allowance for loan losses to gross loans receivable	1.54		1.77		1.68		1.97	2.50

Capital ratios:
Equity to total assets at end of period	12.92%		14.87%		16.68%		9.43%	8.48%
Average equity to average assets	13.92		15.78		12.93		9.44	9.13

Other data:
Number of full service offices	7		7		6		6	6
Full-time equivalent employees	209		158		130		86	79

Net income per common share:
Basic	$1.52		$1.29		$1.76		nm(6)	nm(6)
Diluted	$1.52		$1.29		$1.76		nm(6)	nm(6)

Book values:
Book value per common share	$22.10	(9)	$20.55	(8)	$19.92	(7)	nm(6)	nm(6)
____________
(1)    Net interest income divided by average interest earning assets.
(2)    Total noninterest expense as a percentage of net interest income and total other noninterest income.
(3)    Mortgage loan program started in 2012; no activity related to loans held for sale in prior years.

(4)	Non-performing assets consists of non-performing loans (which include non-accruing loans and accruing loans more than 90 days past due), foreclosed real estate and other repossessed assets.
(5)    Non-performing loans consists of non-accruing loans and accruing loans more than 90 days past due.

(6)	Not meaningful as the Company completed the stock offering on July 9, 2012.

(7)	Book value per common share was calculated using shares outstanding of 3,240,125 at December 31, 2012, less unallocated ESOP shares of 233,289.

(8)	Book value per common share was calculated using shares outstanding of 3,240,125 at December 31, 2013, less unallocated ESOP shares of 207,368.

(9)	Book value per common share was calculated using shares outstanding of 3,235,625 at December 31, 2014, less unallocated ESOP shares of 181,447.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8 of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K.

Overview

FS Bancorp, Inc. and its subsidiary bank, 1st Security Bank of Washington have been serving the Puget Sound area since 1936. Originally chartered as a credit union, previously known as Washington’s Credit Union, the credit union served various select employment groups. On April 1, 2004, the credit union converted to a Washington state-chartered mutual savings bank. On July 9, 2012, the Bank converted from mutual to stock ownership and became the wholly owned subsidiary of FS Bancorp, Inc.
1st Security Bank of Washington is a relationship-driven community bank delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities. The Bank emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Bank is also actively involved in community activities and events within these market areas, which further strengthens relationships within these markets.
The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. As of December 31, 2014, consumer loans represented 34.7% of the total portfolio, with indirect home improvement loans representing 72.6% and solar loans representing 13.3% of the total consumer loan portfolio.
Indirect home improvement lending is reliant on the Company’s relationships with home improvement contractors and dealers. The Company’s indirect home improvement contractor/dealer network is currently comprised of approximately 132 active contractors and dealers with businesses located throughout Washington, Oregon, and California, with approximately three contractors/dealers responsible for a majority or 56.1% of this loan volume. The Company began originating consumer indirect loans in the State of California in 2012 with $2.5 million in these loans originated during 2012. In 2014, the Company originated $27.2 million in the State of California and held $17.7 million in California originated consumer loans as of December 31, 2014. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans in California. As of December 31, 2014, the limit would be $27.4 million. See Item 1A., “Risk Factors – Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers" of this Form 10-K.
Since 2012, the Company has had an emphasis on diversifying lending products by expanding commercial real estate, commercial business and residential lending, while maintaining the current size of the consumer loan portfolio. The Company’s lending strategies are intended to take advantage of: (1) historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities and the availability of experienced bankers, and (3) strength in relationship lending. Retail deposits will continue to serve as an important funding source. See Item 1A., “Risk Factors – Risks Related to Our Business” in this Form 10-K.
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
Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of other real estate owned, servicing rights and the accounting for deferred income taxes. The Company’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.

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

Servicing Rights. Servicing assets are recognized as separate assets when rights are acquired through the purchase or through the sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage, commercial and consumer loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage, commercial, or consumer servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. Servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as a recovery and an increase to income. Capitalized servicing rights are stated separately on the consolidated balance sheets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Deferred tax assets are deferred tax liabilities attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. As of December 31, 2014, the Company had a net deferred tax liability of $809,000, and determined that no valuation allowance was required. As of December 31, 2013, the Company had net deferred tax assets of $816,000, and determined that no valuation allowance was required.
Our Business and Operating Strategy and Goals

The Company’s primary objective is to operate 1st Security Bank of Washington as a well capitalized, profitable, independent, community-oriented financial institution, serving customers in its primary market area defined generally as the greater Puget Sound market area. The Company’s strategy is to provide innovative products and superior service to small businesses, industry and geographic niches, and individuals located in its primary market area. Services are currently provided to communities through the main office and seven full-service banking centers. These banking centers are supported with 24/7 access to on-line banking and participation in a worldwide ATM network.
The Company focuses on diversifying revenues, expanding lending channels, and growing the banking franchise. Management remains focused on building diversified revenue streams based upon credit, interest rate, and concentration risks. The Board of Directors seeks to accomplish the Company’s objectives through the adoption of a strategy designed to improve profitability and maintain a strong capital position and high asset quality. This strategy primarily involves:

Growing and diversifying the loan portfolio and revenue streams. The Company intends to transition lending activities from a predominantly consumer-driven model to a more diversified consumer and business model by emphasizing three key lending initiatives: expansion of commercial business lending programs, increasing in-house originations of residential mortgage loans, primarily for sale into the secondary market, through the mortgage banking program; and commercial real estate lending. Additionally, the Company will seek to diversify the loan portfolio by increasing lending to small businesses in the market area, as well as residential construction lending.
Maintaining and improving asset quality.  The Company believes that strong asset quality is a key to long-term financial success. The percentage of non-performing loans to total loans was 0.1% at December 31, 2014, down from 0.4% at December 31, 2013. The Company’s percentage of non-performing assets to total assets at December 31, 2014 and 2013 was flat at 0.08%. The Company has actively managed the delinquent loans and non-performing assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Company also began emphasizing consumer loan originations to borrowers with higher credit scores, generally credit scores over 720 (although the policy allows us to go lower), which has led to lower charge-offs in recent periods. Although the Company intends to grow the loan portfolio by expanding commercial real estate and commercial business lending, the Company intends to manage credit exposures through the use of experienced bankers in this area and a conservative approach to lending.
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
Capturing customers’ full relationship. The Company offers a wide range of products and services that provide diversification of revenue sources and solidify the relationship with the Bank’s customers. The Company focuses on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. As part of the commercial lending process cross-selling the entire business banking relationship, including deposit relationships and business banking products, such as online cash management, treasury management, wires, direct deposit, payment processing and remote deposit capture. The Company’s mortgage banking program also provides opportunities to cross-sell products to new customers.
Expanding the Company’s markets. In addition to deepening relationships with existing customers, the Company intends to expand business to new customers by leveraging the Company’s well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. The Company also intends to pursue expansion in other market areas through selective growth of the home lending network. As an example, the Company added a home lending team in the Tri-Cities area of Washington State in the fourth quarter of 2014 due to a long standing working relationship with the manager of its recently opened loan production office. The Company may also consider the acquisition of other financial institutions or branches of other banks in the Puget Sound market area although currently no specific transactions are planned.
Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Assets. Total assets increased $90.6 million, or 21.6%, to $509.8 million at December 31, 2014, from $419.2 million at December 31, 2013, primarily the result of an increase in loans receivable, net of $106.1 million, and loans held for sale of $14.8 million, partially offset by decreases in total cash and cash equivalents of $21.0 million, securities available for sale of $7.5 million, and OREO of $2.1 million.
Loans receivable, net, increased $106.1 million, or 37.7%, to $387.2 million at December 31, 2014, from $281.1 million at December 31, 2013. The increase in loans receivable, net was primarily a result of increases in commercial business loans of $28.6 million, one-to-four-family loans of $26.0 million, construction and development loans of $16.2 million, consumer loans of $14.1 million, multi-family loans of $11.5 million, and commercial loans of $10.0 million. The increase in commercial business loans of $28.6 million, or 58.2%, to $77.9 million at December 31, 2014, from $49.2 million at December 31, 2013, was due in part to increases in the utilization of warehouse lending lines of credit. As of December 31, 2014, there was $10.1 million in warehouse lines outstanding, compared to $4.0 million outstanding at December 31, 2013. The warehouse lending business is closely correlated with home lending interest rates and as home lending rates decreased in the last quarter of 2014, refinancing activity increased when compared to 2013 year end.
A portion of the California originated solar loans totaling $9.1 million were sold in the fourth quarter of 2014. The sale resulted in a pre-tax gain of $377,000, or 4.1% of the amount sold.
One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 20.3% to $288.4 million during the year ended December 31, 2014, compared to $239.8 million for the prior year. The increase in originations is as a result of new production staff hired in the third and fourth quarter of 2014 and a favorable reduction in market interest rates. During the year ended December 31, 2014, the Company sold $263.2 million of one-to-four-family mortgage loans compared to sales of $239.5 million during the year ended December 31, 2013.
The Company’s allowance for loan losses at December 31, 2014, was $6.1 million, or 1.5% of gross loans receivable, compared to $5.1 million, or 1.8% of gross loans receivable, at December 31, 2013. Growth in loan balances partially offset by improved asset quality was the primary reason for increases in the allowance.
Non-performing loans, consisting of non-accruing loans and accruing loans more than 90 days delinquent, decreased $668,000, or 60.7%, to $433,000 at December 31, 2014, from $1.1 million at December 31, 2013. At December 31, 2014, the Company’s non-performing loans consisted of $299,000 of consumer loans, $73,000 of one-to-four-family loans, and $61,000 of home equity loans. Non-performing loans to total loans decreased to 0.1% at December 31, 2014, from 0.4% at December 31, 2013. There was no other real estate owned as of December 31, 2014, compared to $2.1 million at December 31, 2013.
At December 31, 2014, the Company also had $783,000 in restructured loans, of which all were performing in accordance with their revised terms and returned to accrual status. See Item 1., “Business – Lending Activities – Asset Quality” of this Form 10-K for additional information regarding the Company’s non-performing loans.
Liabilities. Total liabilities increased $87.0 million, or 24.4%, to $443.9 million at December 31, 2014, from $356.9 million at December 31, 2013, primarily due to an $83.6 million increase in deposits. The increase in deposits was due to a $33.4 million, or 28.1% increase in money market accounts, $30.1 million, or 23.2%, increase in certificate of deposit accounts, a $13.8 million, or 19.0%, increase in noninterest-bearing and interest-bearing checking accounts, and a $6.2 million, or 40.5%, increase in savings accounts. The increase in deposits was due primarily to management’s direct marketing of transactional accounts to its existing customer base as part of its continued focus on core deposits. Relationship-based transactional deposits increased $13.8 million from $72.5 million at December 31, 2013.
The Company’s total borrowings, which consist of FHLB advances, increased $370,000, or 2.2%, to $17.0 million at December 31, 2014, from $16.7 million at December 31, 2013. The increase in borrowings was primarily related to managing the Company's long-term interest rate risk.
Equity. Total stockholders' equity increased $3.5 million, or 5.7%, to $65.8 million at December 31, 2014, from $62.3 million at December 31, 2013. The increase in stockholders' equity from December 31, 2013, was primarily as a result of net income of $4.5 million, and an increase of $1.0 million in accumulated other comprehensive income representing a decrease in the unrealized loss on securities available for sale due to a decrease in Treasury rates, and the sale of some of the Company's longer term bonds to reduce the exposure to longer term rates, partially offset by $2.2 million of common stock share repurchases and $704,000 of dividends paid.
.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2014. Income and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31,	Years Ended December 31,
	2014	2014			2013			2012
	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	6.56%	$333,093	$22,930	6.88%	$283,107	$20,264	7.16%	$244,680	$17,908	7.32%
Loans held for sale	3.89	20,699	685	3.31	13,778	527	3.82	3,666	149	4.06%
Mortgage-backed securities	2.03	27,314	534	1.96	21,668	390	1.80	16,863	321	1.90
Investment securities	2.11	30,449	618	2.03	24,866	480	1.93	18,749	363	1.94
FHLB stock	0.30	1,733	2	0.12	1,738	1	0.06	1,792	—	—
Other(2)	0.54	19,446	73	0.38	21,397	71	0.33	16,780	46	0.27
Total interest-earning assets (1)	5.66%	432,734	24,842	5.74%	366,554	21,733	5.93%	302,530	18,787	6.21%

Interest-bearing liabilities:
Savings and money market	0.54%	142,967	609	0.43%	130,545	535	0.41%	122,689	585	0.48%
Interest-bearing checking	0.09	27,123	28	0.10	23,257	34	0.15	21,406	52	0.24
Certificates of deposit	1.28	144,476	1,797	1.24	112,305	1,409	1.25	99,653	1,571	1.58
Borrowings	1.30	22,714	268	1.18	16,451	200	1.22	7,642	155	2.03
Total interest-bearing liabilities	0.86%	337,280	2,702	0.80%	282,558	2,178	0.77%	251,390	2,363	0.94%

Net interest income			$22,140			$19,555			$16,424
Net interest rate spread	4.80%			4.94%			5.16%			5.27%
Net earning assets		$95,454			$83,996			$51,140
Net interest margin	N/A			5.12%			5.33%			5.43%
Average interest-earning assets to average interest-bearing liabilities		128.30%			129.73%			115.43%
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

	Years Ended December 31, 2014 vs. 2013			Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans receivable, net(1)	$3,578	$(912)	$2,666	$2,812	$(456)	$2,356
Loans held for sale	265	(107)	158	411	(33)	378
Mortgage-backed securities	102	42	144	91	(22)	69
Investment securities	108	30	138	118	(1)	117
FHLB stock	—	1	1	—	1	1
Other(2)	(6)	8	2	13	12	25
Total interest-earning assets(1)	$4,047	$(938)	3,109	$3,445	$(499)	2,946

Interest-bearing liabilities:
Savings and money market	$51	$23	$74	$37	$(87)	$(50)
Interest-bearing checking	6	(12)	(6)	4	(22)	(18)
Certificates of deposit	404	(16)	388	199	(361)	(162)
Borrowings	76	(8)	68	179	(134)	45
Total interest-bearing liabilities	$537	$(13)	524	$419	$(604)	(185)

Net change in interest income			$2,585			$3,131
____________________
(1) The average loans receivable, net balances include non-accruing loans.
(2) Includes interest-bearing deposits at other financial institutions.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

General. Net income for the year ended December 31, 2014, increased $620,000 to $4.5 million, compared to $3.9 million for the year ended December 31, 2013. The provision for loan losses decreased $370,000, or 17.1%, during the year ended December 31, 2014, compared to the prior year end.

Net Interest Income. Net interest income before the provision for loan losses increased $2.6 million to $22.1 million for the year ended December 31, 2014, compared to $19.5 million for the year ended December 31, 2013. The increase in net interest income was primarily attributable to a $2.7 million increase in loan receivable interest income resulting from a $50.0 million increase in average loans receivable over the last year partially offset by a $524,000 increase in interest expense, primarily due to increases in the average balances of interest-bearing deposits and borrowings as compared to the same period last year.

The Company’s net interest margin ("NIM") decreased 21 basis points to 5.12% for the year ended December 31, 2014, from 5.33% for the prior year. The reduced NIM reflects growth in lower yielding loan types as part of the loan diversification strategy instituted with the three year business plan. The loan diversification strategy will continue to pressure the NIM as real estate and business loans have a lower yield than consumer loan products. As a percentage, consumer loans to total loans were 34.7% as of December 31, 2014, compared to 42.7% as of December 31, 2013. The reduced NIM reflects the increase in average interest earning assets during the period, including increased lower yielding cash and cash equivalents and investment securities available to fund projected loan growth. Diversified loan growth continues to pressure the NIM as real estate and business loans have a lower yield than consumer loan products. The cost of average interest-bearing liabilities increased three basis points to 0.80% for the year ended December 31, 2014, compared to 0.77% for the prior year primarily due to a $32.2 million increase in the average balance of certificates of deposit as a result of promotions during the current year.

Interest Income. Total interest income for the year ended December 31, 2014, increased $3.1 million, or 14.3%, to $24.8 million, from $21.7 million for the year ended December 31, 2013. The increase during the year was primarily attributable to an increase in the average balance of net loans receivable over the last year to $333.1 million for the year ended December 31, 2014, compared to $283.1 million for the year ended December 31, 2013, partially offset by a 19 basis point decline in the average yield on interest-earning assets to 5.74% during the year ended December 31, 2014, from 5.93% for last year.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014		2013		Increase in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)

Loans receivable, net(1)	$333,093	6.88%	$283,107	7.16%	$2,666
Loans held for sale	20,699	3.31	13,778	3.82	158
Mortgage-backed securities	27,314	1.96	21,668	1.80	144
Investment securities	30,449	2.03	24,866	1.93	138
FHLB stock	1,733	0.12	1,738	0.06	1
Cash and due from banks(2)	19,446	0.38	21,397	0.33	2
Total interest-earning assets	$432,734	5.74%	$366,554	5.93%	$3,109

____________________
(1) The average loans receivable, net balances include non-accruing loans.
(2) Includes interest-bearing deposits at other financial institutions.

Interest Expense. Interest expense increased $524,000, or 24.1%, to $2.7 million for the year ended December 31, 2014, from $2.2 million for the year ended December 31, 2013. As a result of general market rate decreases, and promotion driven increases in certificates of deposits and money market account balances, the average cost of funds for total interest-bearing liabilities increased three basis points to 0.80% for the year ended December 31, 2014, compared to 0.77% for the year ended December 31, 2013. The average balance of total interest-bearing liabilities increased $54.7 million, or 19.4%, to $337.3 million for the year ended December 31, 2014, from $282.6 million for the year ended December 31, 2013.

The following table details average balances for cost of funds and the change in interest expense for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014		2013		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)

Savings and money market	$142,967	0.43%	$130,545	0.41%	$74
Interest-bearing checking	27,123	0.10	23,257	0.15	(6)
Certificates of deposit	144,476	1.24	112,305	1.25	388
Borrowings	22,714	1.18	16,451	1.22	68
Total interest-bearing liabilities	$337,280	0.80%	$282,558	0.77%	$524

Provision for Loan Losses. In connection with its analysis of the loan portfolio for the year ended December 31, 2014, management determined that a provision for loan losses of $1.8 million was required for the year ended December 31, 2014, compared to a provision for loan losses of $2.2 million established for the year ended December 31, 2013. The $370,000 decrease in the provision primarily relates to the decrease in non-accrual loans and net charge-offs during the year. Non-performing loans were $433,000, or 0.1% of total gross loans at December 31, 2014, compared to $1.1 million, or 0.4% of total gross loans at December 31, 2013. During the year ended December 31, 2014, net charge-offs totaled $802,000 compared to $1.8 million during the year ended December 31, 2013. Management considers the allowance for loan losses at December 31, 2014, to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2014 and 2013:

	At or For the Years Ended December 31,
	2014	2013
	(Dollars in thousands)

Provision for loan losses	$1,800	$2,170
Net charge-offs	$802	$1,776
Allowance for loan losses	$6,090	$5,092
Allowance for loan losses as a percentage of total gross loans receivable at the end of the year	1.5%	1.8%
Non-accrual and 90 days or more past due loans	$433	$1,101
Allowance for loan losses as a percentage of non-performing loans at end of year	1,406.5%	462.5%
Non-accrual and 90 days or more past due loans as a percentage of gross loans receivable at the end of the year	0.1%	0.4%
Total gross loans	$394,210	$287,216

Noninterest Income. Noninterest income increased $1.1 million, or 12.5%, to $10.0 million for the year ended December 31, 2014, from $8.9 million for the year ended December 31, 2013. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)

Service charges and fee income	$1,762	$1,807	$(45)	(2.5)%
Gain on sale of loans	7,577	6,371	1,206	18.9
Gain on sale of investment securities	(41)	264	(305)	(115.5)
Impairment loss on long-lived assets	(9)	—	(9)	—
Other noninterest income	744	473	271	57.3
Total noninterest income	$10,033	$8,915	$1,118	12.5%

The $1.2 million increase in gain on sale of loans was primarily a result of additional gains associated with the sale of mortgage loans to the secondary market as part of the Company's mortgage lending operations. The $271,000 increase in other noninterest income was primarily due to a $203,000 increase in brokered loan fees.

Noninterest Expense. Noninterest expense increased $3.5 million, or 17.4%, to $23.9 million for the year ended December 31, 2014, compared to $20.4 million for the year ended December 31, 2013. The following table provides an analysis of the changes in the components of noninterest expense:

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)

Salaries and benefits	$14,064	$10,886	$3,178	29.2%
Operations	3,479	3,026	453	15.0
Occupancy	1,655	1,549	106	6.8
Data processing	1,315	1,105	210	19.0
OREO fair value write-downs, net of loss on sales	42	518	(476)	(91.9)
OREO expenses	9	132	(123)	(93.2)
Loan costs	1,346	1,336	10	0.7
Professional and board fees	1,236	1,193	43	3.6
FDIC insurance	254	251	3	1.2
Marketing and advertising	520	474	46	9.7
Recovery of loss on servicing rights	(18)	(109)	91	(83.5)
Total noninterest expense	$23,902	$20,361	$3,541	17.4%

Salaries and benefits increased $3.2 million, or 29.2%, to $14.1 million for the year ended December 31, 2014, from $10.9 million for the prior year, primarily as a result of the hiring of additional employees in mortgage-related lending, and loan serving and operations areas and increased commissions and incentive compensation associated with the Company’s loan growth and the implementation of the equity incentive plan. Commission based expenses increased $765,000, or 35.3% to $2.9 million during 2014 as a direct result of the growth in the Company's mortgage lending operations and residential construction lending. At December 31, 2014, the Company employed 209 full-time equivalent employees compared to 158 at December 31, 2013. Operations expense increased $453,000, or 15.0% partially due to an increase in costs associated with increased staff, new lending programs, and excise taxes. Occupancy expense increased $106,000, or 6.8%, primarily as a result of opening a new home lending office location, and adding additional employees at the corporate office location. Marketing and advertising fees increased $46,000, or 9.7%, related primarily to increased product advertising and brand awareness. Partially offsetting these increases were decreases in OREO fair value write-downs of $476,000, or 91.9%, and OREO expenses of $123,000, or 93.2%, during the current year.

The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 74.3% for the year ended December 31, 2014, compared to 71.5% for the year ended December 31, 2013. The deterioration in the efficiency ratio was primarily attributable to an increase in salaries and benefits under noninterest expense. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate income.

Provision for Income Tax. During the year ended December 31, 2014, the Company recorded a provision for income tax expense of $1.9 million on pre-tax income compared to $2.0 million for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014, was 29.8% compared to 34.0% for the year ended December 31, 2013. As of December 31, 2014, there was no net deferred tax asset, and the net deferred tax liability was $809,000. As of December 31, 2013, the net deferred tax asset was $816,000.

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
The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, reprice more rapidly or at different rates than the interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on the Company’s results of operations, the Company has adopted an Asset and Liability Management Policy. The Board of Directors sets the Asset and Liability Management Policy for the Bank, which is implemented by the asset/liability committee (“ALCO”), an internal management committee. The board level oversight for ALCO is performed by the audit committee of the Board of Directors.
The purpose of the ALCO is to communicate, coordinate, and control asset/liability management consistent with the business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.
The committee generally meets monthly to, among other things, protect capital through earnings stability over the interest rate cycle; maintain the Bank’s well capitalized status; and provide a reasonable return on investment. The committee recommends appropriate strategy changes based on this review. The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly. The Chief Financial Officer oversees the process on a daily basis.
A key element of the Bank’s asset/liability management plan is to protect net earnings by managing the maturity or repricing mismatch between interest-earning assets and rate-sensitive liabilities. The Company seeks to accomplish this by extending funding maturities through wholesale funding sources, including the use of FHLB advances and brokered certificates of deposit, and through asset management, including the use of adjustable-rate loans and selling certain fixed-rate loans in the secondary market. Management is also focused on matching deposit duration with the duration of earning assets as appropriate.

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
Economic Risk. Economic risk is the risk that the underlying value of a bank will change when rates change. This can be caused by a change in value of the existing assets and liabilities (this is called Economic Value of Equity or EVE), or a change in the earnings stream (this is caused by interest rate risk). The Company takes economic risk primarily when fixed rate loans are made, or purchase fixed-rate investments, or issue long term certificates of deposit or take fixed-rate FHLB advances. It is the risk that interest rates will change and these fixed-rate assets and liabilities will change in value. This change in value usually is not recognized in the earnings, or equity (other than marking to market securities available-for-sale or fair value adjustments on loans held for sale). The change is recognized only when the assets and liabilities are liquidated. Although the change in market value is usually not recognized in earnings or in capital, the impact is real to the long-term value of 1st Security Bank of Washington. Therefore, the Company will control the level of economic risk by limiting the amount of long-term, fixed-rate assets the Company will have and by setting a limit on concentrations and maturities of securities.
Interest Rate Risk. If the Federal Reserve Board changes the Federal Funds rate 100, 200 or 300 basis points, the Bank policy dictates that a change in net interest income should not change more that 7.5%, 15% and 30%, respectively.
The table presented below, as of December 31, 2014, is an analysis prepared for 1st Security Bank of Washington by Olson Research Associates, Inc. utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. Given the low interest rate environment reduction in rates by 200 and 300 basis points are not reported. The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur. The current federal funds rate is 0.25% making a 200 and 300 basis point decrease impossible.

	December 31, 2014
Change in Interest Rates in Basis Points	Net Interest Income
	Amount	Change	Change
	(Dollars in thousands)
300bp	$28,481	$1,353	4.99%
200bp	28,138	1,011	3.73
100bp	27,653	525	1.94
0bp	27,127	—	—
(100)bp	25,786	(1,341)	(4.94)

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
Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, cash flows from loan payments and maturing securities, and sales of one-to-four-family mortgages and consumer loans.
As of December 31, 2014, the Bank’s total borrowing capacity was $57.6 million with the FHLB of Seattle, with unused borrowing capacity of $57.6 million at that date. In addition to the availability of liquidity from the FHLB of Seattle, the Bank maintained a short-term borrowing line, with a current limit of $69.6 million at December 31, 2014, with the Federal Reserve Bank. As of December 31, 2014, $17.0 million in FHLB advances were outstanding and no advances were outstanding against the Federal Reserve Bank line of credit. Our borrowing capacity is subject to certain collateral requirements in accordance with the borrowing agreements. The Bank maintains a short-term borrowing line with the San Francisco FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. As of December 31, 2014 and 2013, the Bank had a Term Auction or Term Facility borrowing capacity of $69.6 million and $75.3 million, respectively, of which none was outstanding. The Bank also had a $35.0 million unsecured Fed Funds line of credit with other large financial institutions of which none was outstanding at December 31, 2014. The Bank’s Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $80.4 million as of December 31, 2014. Total brokered deposits as of December 31, 2014 were $19.1 million.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, loans held for sale and federal funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2014, the approved outstanding loan commitments, including unused lines of credit, amounted to $162.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2014, totaled $53.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with 1st Security Bank of Washington.
As further detailed on the Consolidated Statements of Cash Flows, included in Item 8., "Financial Statements and Supplementary Data," of this Form 10-K, for the year ended December 31, 2014, cash and cash equivalents decreased $22.9 million, or 59.6%, from $38.5 million as of December 31, 2013 to $15.6 million as of December 31, 2014. Cash used in operating activities of $4.0 million and cash used in investing activities of $99.9 million were partially funded by cash from financing activities of $81.0 million for the year ended December 31, 2014. Primary sources of cash included $6.6 million from sale of loans held for sale, a $83.6 million increase in deposits, $12.4 million from sales, maturities and calls on investment securities and $21.9 million from the sale of portfolio loans. The sources of cash were partially offset by $268.5 million in loans held for sale originated, $130.1 million of portfolio loans originated, net of principal collections, $26.4 million in purchases of investment securities.
FS Bancorp is a separate legal entity from 1st Security Bank of Washington and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for FS Bancorp include distributions from
1st Security Bank of Washington and the issuance of debt or equity securities, although there are regulatory restrictions on the ability of the 1st Security Bank of Washington to pay dividends.
Off-Balance Sheet Activities

In the normal course of operations, 1st Security Bank of Washington engages in a variety of financial transactions that are not recorded in the Company’s consolidated financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2014, the Company engaged in no off-balance sheet transactions likely to have a material effect on the Company’s financial condition, results of operations or cash flows.
A summary of off-balance sheet commitments to extend credit at December 31, 2014 was as follows:

Off-balance sheet loan commitments:	(In thousands)

Real estate secured	$88,095
Commercial business loans	54,664
Home equity loans and lines of credit	13,735
Consumer loans	5,832
Total loan commitments	$162,326

Capital Resources

At December 31, 2014, the Company's equity totaled $65.8 million. Management monitors the capital levels of the Company and the Bank to provide for current and future business opportunities and to meet regulatory capital guidelines. FS Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the BHCA, and the regulations of the Federal Reserve. 1st Security Bank of Washington as a state-chartered, federally insured savings bank is subject to minimum capital requirements imposed by the FDIC.
The capital adequacy requirements are quantitative measures established by regulation that require FS Bancorp and 1st Security Bank of Washington to maintain minimum amounts and ratios of capital.  Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.   Through December 31 2014, FDIC regulations required 1st Security Bank of Washington to maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 4.0%, (ii) a ratio of Tier 1 risk-based capital to risk weighted assets of at least 4.0% and (iii) a ratio of total risk-based capital to risk weighted assets of at least 8.0%.  Effective January 1, 2015, FDIC regulations require insured state-chartered banks to maintain (i) a minimum ratio of Tier 1 capital to total assets of 4.00%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, (iii) a minimum ratio of total-capital to risk-weighted assets of 8.00% and (iv) a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets of 4.50%.

For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. Legislation was enacted in December 2014 which requires the Federal Reserve to amend its “Small Bank Holding Company” Policy Statement to extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. That will exempt such holding companies from the consolidated holding company capital requirements. Although the Company is currently within the asset size threshold, it is uncertain when the FRB will act and whether the Company would qualify for the exemption under other conditions that may apply. If the Company were subject to regulatory guidelines for bank holding companies with $500 million or more in assets, at December 31, 2014 the Company would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for the Company as of December 31, 2014 were 13.2% for Tier 1 leverage-based capital, 15.8% for Tier 1 risk-based capital and 17.1% for total risk-based capital.

Consistent with the goals to operate a sound and profitable organization, the Company’s policy is for 1st Security Bank of Washington to maintain a “well capitalized” status under the capital categories of the FDIC. Through December 31, 2014, a well capitalized institution had to maintain a minimum ratio of total risk-based capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 risk-based capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 leverage capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. As of December 31, 2014, 1st Security Bank of Washington was “well capitalized” under the capital adequacy requirements then in effect. Bank holding companies do not have a “well capitalized” measurement because “well capitalized” only applies to banks.

The following table compares 1st Security Bank of Washington’s actual capital amounts at December 31, 2014, to its minimum regulatory capital requirements at that date (dollars in thousands):

					To be Well Capitalized Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total risk-based capital
(to risk-weighted assets)	$60,978	14.68%	$33,223	8.00%	$41,529	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$55,770	13.43%	$16,611	4.00%	$24,917	6.00%
Tier 1 leverage capital
(to average assets)	$55,770	11.17%	$19,965	4.00%	$24,956	5.00%

Recent Accounting Pronouncements

For a discussion of recent accounting standards, please see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

FS BANCORP, INC. AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
FS Bancorp, Inc.
Mountlake Terrace, Washington

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Bancorp, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 27, 2015

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2014 AND 2013

(In thousands, except share data)

	2014	2013
ASSETS
Cash and due from banks	$10,799	$1,425
Interest-bearing deposits at other financial institutions	9,299	39,660
Securities available-for-sale, at fair value	48,744	56,239
Loans held for sale, at fair value	25,983	11,185
Loans receivable, net	387,174	281,081
Accrued interest receivable	1,558	1,261
Premises and equipment, net	13,584	13,818
Other real estate owned ("OREO")	—	2,075
Federal Home Loan Bank stock, at cost	1,650	1,702
Deferred tax asset, net	—	816
Bank owned life insurance ("BOLI")	6,556	6,369
Servicing rights, held at the lower of cost or fair value	3,061	2,093
Other assets	1,346	1,463
TOTAL ASSETS	$509,754	$419,187
LIABILITIES
Deposits
Noninterest-bearing accounts	$56,734	$45,783
Interest-bearing accounts	363,710	291,093
Total deposits	420,444	336,876
Borrowings	17,034	16,664
Deferred tax liability, net	809	—
Other liabilities	5,631	3,334
Total liabilities	443,918	356,874
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,235,625 and 3,240,125 shares issued and outstanding at December 31, 2014, and 2013, respectively	32	32
Additional paid-in capital	29,450	30,097
Retained earnings	38,125	35,215
Accumulated other comprehensive income (loss)	117	(898)
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(1,888)	(2,133)
Total stockholders' equity	65,836	62,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$509,754	$419,187

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

(In thousands, except earnings per share data)
	2014	2013
INTEREST INCOME
Loans receivable and fees	$23,615	$20,791
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	1,227	942
Total interest and dividend income	24,842	21,733
INTEREST EXPENSE
Deposits	2,434	1,978
Borrowings	268	200
Total interest expense	2,702	2,178
NET INTEREST INCOME	22,140	19,555
PROVISION FOR LOAN LOSSES	1,800	2,170
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,340	17,385
NONINTEREST INCOME
Service charges and fee income	1,762	1,807
Gain on sale of loans	7,577	6,371
(Loss) gain on sale of investment securities	(41)	264
Impairment loss on long-lived assets	(9)	—
Other noninterest income	744	473
Total noninterest income	10,033	8,915
NONINTEREST EXPENSE
Salaries and benefits	14,064	10,886
Operations	3,479	3,026
Occupancy	1,655	1,549
Data processing	1,315	1,105
OREO fair value impairments, net of loss on sales	42	518
OREO expenses	9	132
Loan costs	1,346	1,336
Professional and board fees	1,236	1,193
FDIC insurance	254	251
Marketing and advertising	520	474
Recovery of loss on servicing rights	(18)	(109)
Total noninterest expense	23,902	20,361
INCOME BEFORE PROVISION FOR INCOME TAXES	6,471	5,939
PROVISION FOR INCOME TAXES	1,931	2,019
NET INCOME	$4,540	$3,920
Basic earnings per share	$1.52	$1.29
Diluted earnings per share	$1.52	$1.29

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

(In thousands)

	2014	2013
Net Income	$4,540	$3,920
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) arising during period	1,497	(2,003)
Income tax (provision) benefit related to unrealized gains	(509)	682
Reclassification adjustment for realized losses (gains) included in net income	41	(264)
Income tax (benefit) provision related to reclassification for realized gains	(14)	90
Other comprehensive gain (loss), net of tax	1,015	(1,495)
COMPREHENSIVE INCOME	$5,555	$2,425

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

(In thousands, except share data)

	Common Stock		Additional		Accumulated Other	Unearned
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	ESOP Shares	Total Equity
BALANCE, January 1, 2013	3,240,125	$32	$29,894	$31,746	$597	$(2,372)	$59,897
Net income	—	—	—	3,920	—	—	3,920
Dividends paid ($0.15 per share)	—	—	—	(451)	—	—	(451)
Other comprehensive loss, net of tax	—	—	—	—	(1,495)	—	(1,495)
ESOP shares allocated	—	—	203	—	—	239	442
BALANCE, December 31, 2013	3,240,125	$32	$30,097	$35,215	$(898)	$(2,133)	$62,313
BALANCE, January 1, 2014	3,240,125	$32	$30,097	$35,215	$(898)	$(2,133)	$62,313
Net income	—	—	—	4,540	—	—	4,540
Dividends paid ($0.22 per share)	—	—	—	(704)	—	—	(704)
Share-based compensation	—	—	483	—	—	—	483
Restricted stock awards	125,105	—	(1)	—	—	—	(1)
Common stock repurchased	(129,605)	—	(1,295)	(926)	—	—	(2,221)
Other comprehensive gain, net of tax	—	—	—	—	1,015	—	1,015
ESOP cash distribution	—	—	(35)	—	—	—	(35)
ESOP shares allocated	—	—	201	—	—	245	446
December 31, 2014	3,235,625	$32	$29,450	$38,125	$117	$(1,888)	$65,836

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

(In thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,540	$3,920
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,800	2,170
Depreciation, amortization and accretion	2,731	2,222
Compensation expense related to stock options and restricted stock awards	483	—
ESOP compensation expense for allocated shares	446	442
Provision for deferred income taxes	1,102	1,924
Increase in cash surrender value of BOLI	(187)	(369)
Gain on sale of loans and loans held for sale	(6,636)	(5,828)
Gain on sale of portfolio loans, net of reserve	(941)	(543)
Origination of loans held for sale	(277,999)	(242,036)
Proceeds from sale of loans held for sale	268,521	244,007
Loss (gain) on sale of investment securities	41	(264)
Recovery of servicing rights	(18)	(109)
Impairment loss on OREO	42	518
Changes in operating assets and liabilities
Accrued interest receivable	(297)	(38)
Other assets	(475)	80
Other liabilities	2,820	3
Net cash from (used by) operating activities	(4,027)	6,099
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	20,330	8,786
Maturities, prepayments, sales, and calls	12,426	5,225
Purchases	(26,350)	(29,310)
Proceeds from sale of interest-bearing time certificates	248	—
Loan originations and principal collections, net	(130,063)	(26,593)
Proceeds from sale of portfolio loans	21,853	17,966
Proceeds from sale of OREO	2,478	269
Purchase BOLI	—	(6,000)
Purchase of premises and equipment, net	(873)	(2,070)
Impairment loss on long-lived assets	9	—
FHLB stock purchased	(225)	—
FHLB stock redeemed	277	—
Net cash used by investing activities	(99,890)	(31,727)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	83,568	47,927
Proceeds from borrowings	151,459	104,454
Repayments of borrowings	(151,089)	(94,630)
Dividends paid	(704)	(451)
Common stock repurchased	(2,221)	—
Net cash from financing activities	81,013	57,300
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,904)	31,672
CASH AND CASH EQUIVALENTS, beginning of year	38,459	6,787
CASH AND CASH EQUIVALENTS, end of year	$15,555	$38,459

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

(In thousands)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,700	$2,168
Income taxes	$593	$260
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities	$1,539	$(2,267)
Property received in settlement of loans	$445	$735

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

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

Financial Statement Presentation – Amounts presented in the consolidated financial statements and footnote tables are rounded and presented in thousands of dollars except per share amounts. In the narrative footnote discussion, amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in to the nearest thousandths. Certain prior year amounts have been reclassified to conform to the 2014 presentation with no change to net income or equity previously reported.

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

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are allowances for loan losses, fair value of other real estate owned (“OREO”), servicing assets, and the estimated accounting for deferred income taxes.

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

Subsequent Events – The Company has evaluated events and transactions subsequent to December 31, 2014, for potential recognition or disclosure.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest bearing balances due from other banks and the Federal Reserve Bank of San Francisco. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. As of December 31, 2014 and 2013, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. However, as the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, and has not experienced any losses.

The Company held interest-bearing deposits at other financial institutions with a cost basis of $9.3 million, including $4.7 million at the Federal Reserve Bank ("FRB") and $39.7 million, including $37.0 million at the FRB, as of December 31, 2014 and 2013, respectively. Certificates of deposits in the amount of $4.5 million and $2.6 million, with original maturity dates greater than 90 days were excluded from cash and cash equivalents as of December 31, 2014 and 2013, respectively.

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

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Seattle (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 0.5% of its outstanding home loans or 4.5% of advances from the FHLB. The Bank's investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. As of December 31, 2014 and 2013, $750,000 and $733,000, respectively, of FHLB stock was pledged as collateral for FHLB advances.

The Bank’s investment in FHLB stock is carried at par value ($100 per share) because the shares can only be redeemed with the FHLB at par. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB upon five years’ prior notice for FHLB Class B stock or six months notice for FHLB Class A stock to the FHLB. FHLB stock is carried at cost and is subject to recoverability testing annually.

Loans Held for Sale – Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at fair value. All sales are made individually without recourse after a 90-day buyback clause for late payments. Net unrealized gains and losses are recognized through a valuation allowance established by charges to income.

The Company issues various representations and warranties associated with the sale of loans. The Company is responsible for any losses taken on loans that did not comply with the representations and warranties made at the time

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of sale. The Company has not experienced any significant losses during the years ended December 31, 2014 and 2013 regarding these representations and warranties.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

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

Premises and Equipment, Net – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation include building and building improvements from 25 to 50 years and furniture, fixtures, and equipment from 3 to 10 years. Leasehold and tenant improvements are amortized using the straight-line method over the lesser of useful life or the life of the related lease. Depreciation and amortization expense for these assets totaled $1.1 million and $914,000 for the years ended December 31, 2014 and 2013, respectively. Gains or losses on dispositions are reflected in results of operations.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management reviews buildings, improvements and equipment for impairment on an annual basis or whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

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

Transfers of Financial Assets – Transfers of an entire financial asset, a group of entire financial assets, or participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Servicing Rights – Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage, commercial and consumer loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage, commercial, or consumer servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. Servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are stated separately on the consolidated balance sheets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The servicing asset was $3.1 million and $2.1 million at December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, the Company had net deferred tax liabilities of $809,000. As of December 31, 2013, the Company had net deferred tax assets of $816,000 and determined that no valuation allowance was required.

The Financial Accounting Standards Board (“FASB”) issued guidance related to accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

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

Restricted Assets – Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2014 and 2013 were $1.9 million and $1.6 million, respectively, included in interest-bearing deposits at other financial institutions on the balance sheet. The Bank pledged two securities held at the FHLB with a fair value of $1.3 million to secure Washington State public deposits of $1.7 million at December 31, 2014.

Marketing and Advertising Costs – The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $520,000 and $474,000 for the years ended December 31, 2014 and 2013, respectively.

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

Stock-Based Compensation – Compensation cost is recognized for stock options and restricted stock awards, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the grant date is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014 - 01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014 - 01 permits an entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014, and should be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014 - 12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing accounting guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

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

In January 2015, the FASB issued ASU No. 2015-1, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20). The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The carrying amount of securities available-for-sale and their approximate fair values at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$5,998	$3	$(156)	$5,845
Municipal bonds	15,886	326	(51)	16,161
Corporate securities	4,495	—	(58)	4,437
Mortgage-backed securities	20,169	132	(57)	20,244
Small business administration securities	2,019	38	—	2,057
Total securities available-for-sale	$48,567	$499	$(322)	$48,744

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Securities available-for-sale
Federal agency securities	$12,297	$21	$(651)	$11,667
Municipal bonds	13,347	111	(278)	13,180
Corporate securities	4,005	2	(69)	3,938
Mortgage-backed securities	27,952	66	(564)	27,454
Total securities available-for-sale	$57,601	$200	$(1,562)	$56,239

Investment securities that were in an unrealized loss position as of December 31, 2014 and 2013 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE (Continued)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$—	$—	$4,840	$(156)	$4,840	$(156)
Municipal bonds	950	(2)	2,266	(49)	3,216	(51)
Corporate securities	2,977	(18)	1,460	(40)	4,437	(58)
Mortgage-backed securities	3,776	(2)	3,648	(55)	7,424	(57)
Total securities available-for-sale	$7,703	$(22)	$12,214	$(300)	$19,917	$(322)

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$4,772	$(244)	$3,591	$(407)	$8,363	$(651)
Municipal bonds	5,915	(206)	1,210	(72)	7,125	(278)
Corporate securities	2,443	(59)	490	(10)	2,933	(69)
Mortgage-backed securities	23,696	(564)	—	—	23,696	(564)
Total securities available-for-sale	$36,826	$(1,073)	$5,291	$(489)	$42,117	$(1,562)

There were eight investments with unrealized losses of less than one year as of December 31, 2014, and 13 investments with unrealized losses of more than one year. There were 31 investments with unrealized losses of less than one year as of December 31, 2013, and seven investments with unrealized losses of more than one year. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company has the intent and ability to hold these securities until recovery, and is not likely to be required to sell these securities. No other-than-temporary impairments were recorded for the years ended December 31, 2014 and 2013.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,503	$1,505	$2,270	$2,282
Due after one year to five years	5,847	5,900	5,323	5,340
Due after five years to ten years	17,191	17,101	20,713	19,905
Due after ten years	24,026	24,238	29,295	28,712
Total	$48,567	$48,744	$57,601	$56,239

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities were as follows for the years ended:

	December 31, 2014
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$20,330	$78	$(119)

	December 31, 2013
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$8,786	$264	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at December 31:

	2014	2013
REAL ESTATE LOANS
Commercial	$42,970	$32,970
Construction and development	57,813	41,633
Home equity	15,737	15,172
One-to-four-family	46,801	20,809
Multi-family	16,201	4,682
Total real estate loans	179,522	115,266
CONSUMER LOANS
Indirect home improvement	99,304	91,167
Solar	18,162	16,838
Marine	16,713	11,203
Automobile	674	1,230
Recreational	441	553
Home improvement	329	463
Other	1,184	1,252
Total consumer loans	136,807	122,706
COMMERCIAL BUSINESS LOANS	77,881	49,244
Total loans	394,210	287,216
Allowance for loan losses	(6,090)	(5,092)
Deferred costs, fees, and discounts, net	(946)	(1,043)
Total loans receivable, net	$387,174	$281,081

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Multi-family Lending. Apartment lending (more than four units) to current banking customers and community reinvestment loans for low to moderate income individuals in the Company's footprint.

Consumer Lending

Indirect Home Improvement. Fixture secured loans are originated by the Company for home improvement and are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, and other home fixture installations.

Solar. Fixture secured loans are originated by the Company for home improvement and are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence.

Marine, Automobile and Recreational. Loans originated by the Company secured by boats, automobiles and RVs to borrowers in our Puget Sound market area.

Other Consumer Loans/Home Improvement. Loans originated by the Company, including direct home improvement loans, loans on deposits and other consumer loans.

Commercial Business Loans

Commercial Business Lending. Commercial business loans originated by the Company to local small and mid-sized businesses in our Puget Sound market area are secured by accounts receivable, inventory, property, plant and equipment, or real estate. Commercial business loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables detail activities in the allowance for loan losses for the periods shown by loan categories:

	December 31, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,963	$1,512	$800	$817	$5,092
Provision for loan loss	(62)	619	457	786	1,800
Charge-offs	(213)	(1,408)	(75)	—	(1,696)
Recoveries	184	708	2	—	894
Net charge-offs	(29)	(700)	(73)	—	(802)
Ending balance	$1,872	$1,431	$1,184	$1,603	$6,090
Year-end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$6	$—	$6
Loans collectively evaluated for impairment	1,872	1,431	1,178	1,603	6,084
Ending balance	$1,872	$1,431	$1,184	$1,603	$6,090
LOANS RECEIVABLES
Loans individually evaluated for impairment	$818	$—	$38	$—	$856
Loans collectively evaluated for impairment	178,704	136,807	77,843	—	393,354
Ending balance	$179,522	$136,807	$77,881	$—	$394,210

	December 31, 2013
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,690	$2,158	$815	$35	$4,698
Provision for loan loss	991	365	32	782	2,170
Charge-offs	(809)	(1,757)	(63)	—	(2,629)
Recoveries	91	746	16	—	853
Net charge-offs	(718)	(1,011)	(47)	—	(1,776)
Ending balance	$1,963	$1,512	$800	$817	$5,092
Year-end amount allocated to:
Loans individually evaluated for impairment	$85	$—	$6	$—	$91
Loans collectively evaluated for impairment	1,878	1,512	794	817	5,001
Ending balance	$1,963	$1,512	$800	$817	$5,092
LOANS RECEIVABLES
Loans individually evaluated for impairment	$1,649	$—	$54	$—	$1,703
Loans collectively evaluated for impairment	113,617	122,706	49,190	—	285,513
Ending balance	$115,266	$122,706	$49,244	$—	$287,216

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to aging analysis of past due loans at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014
	Loans Past Due and Still Accruing
	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Non-Accrual	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$—	$42,970	$42,970
Construction and development	—	—	—	—	—	57,813	57,813
Home equity	159	196	—	355	61	15,321	15,737
One-to-four-family	—	—	—	—	73	46,728	46,801
Multi-family	—	—	—	—	—	16,201	16,201
Total real estate loans	159	196	—	355	134	179,033	179,522
CONSUMER
Indirect home improvement	501	277	—	778	250	98,276	99,304
Solar	—	—	—	—	29	18,133	18,162
Marine	81	—	—	81	19	16,613	16,713
Automobile	13	—	—	13	—	661	674
Recreational	—	—	—	—	—	441	441
Home improvement	—	6	—	6	—	323	329
Other	15	14	—	29	1	1,154	1,184
Total consumer loans	610	297	—	907	299	135,601	136,807
COMMERCIAL BUSINESS LOANS	—	—	—	—	—	77,881	77,881
Total	$769	$493	$—	$1,262	$433	$392,515	$394,210

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

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
A loan is considered impaired when it is determined that, based on current information and events, it is probable the Company will be unable to collect payments of principal or interest when due under the terms of the loan. When identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and guarantor, if any, the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the circumstances surrounding the loan and the borrower, including payment history and the amounts of any payment shortfall, length and reason for delay and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

The following tables provide additional information at or for the years ended December 31, 2014 and 2013 about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided:

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

 NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

At or For the Year Ended December 31, 2014
	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment	Average Recorded Investment	Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
One-to-four-family	885	(67)	818	—	818	827	39
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Solar	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—
Subtotal loans	885	(67)	818	—	818	827	39
WITH AN ALLOWANCE RECORDED
Commercial	—	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Solar	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	40	(2)	38	(6)	32	45	4
Subtotal loans	40	(2)	38	(6)	32	45	4
Total	$925	$(69)	$856	$(6)	$850	$872	$43

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)
At or For the Year Ended December 31, 2013
	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment	Average Recorded Investment	Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$—	$—	$—	$—	$—	$—	$—
Construction and development	—	—	—	—	—	—	—
Home equity	39	—	39	—	39	39	—
One-to-four-family	1,212	(169)	1,043	—	1,043	1,041	59
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Solar	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—
Subtotal loans	1,251	(169)	1,082	—	1,082	1,080	59
WITH AN ALLOWANCE RECORDED
Commercial	731	(164)	567	(85)	482	622	15
Construction and development	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
One-to-four-family	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Indirect home improvement	—	—	—	—	—	—	—
Solar	—	—	—	—	—	—	—
Marine	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—
Recreational	—	—	—	—	—	—	—
Home improvement	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Commercial business loans	56	(2)	54	(6)	48	59	—
Subtotal loans	787	(166)	621	(91)	530	681	15
Total	$2,038	$(335)	$1,703	$(91)	$1,612	$1,761	$74

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

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

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Uniform Retail Credit Classification Policy and Account Management Policy. Loans classified under these policies at the Company are consumer loans which include indirect home improvement, solar, marine, automobile, recreational, home improvement and other, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded "4" internally. Our reserve methodology applies a higher reserve factor for consumer loans past due greater than 30 days up to 89 days past due. Loans that are past due more than 90 days are classified “Substandard” risk graded "8" internally. Closed-end loans that are 120 days past due, and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category at the dates indicated:

	December 31, 2014
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Total
REAL ESTATE LOANS
Commercial	$41,559	$545	$—	$866	$—	$42,970
Construction and development	57,813	—	—	—	—	57,813
Home equity	15,676	—	—	61	—	15,737
One-to-four-family	46,200	—	—	601	—	46,801
Multi-family	16,201	—	—	—	—	16,201
Total real estate loans	177,449	545	—	1,528	—	179,522
CONSUMER
Indirect home improvement	99,054	—	—	250	—	99,304
Solar	18,133	—	—	29	—	18,162
Marine	16,694	—	—	19	—	16,713
Automobile	674	—	—	—	—	674
Recreational	441	—	—	—	—	441
Home improvement	329	—	—	—	—	329
Other	1,183	—	—	1	—	1,184
Total consumer loans	136,508	—	—	299	—	136,807
COMMERCIAL BUSINESS LOANS	68,687	2,020	6,795	379	—	77,881
Total	$382,644	$2,565	$6,795	$2,206	$—	$394,210

	December 31, 2013
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Total
REAL ESTATE LOANS
Commercial	$31,500	$903	$—	$567	$—	$32,970
Construction and development	41,633	—	—	—	—	41,633
Home equity	15,000	—	—	172	—	15,172
One-to-four-family	19,766	—	—	1,043	—	20,809
Multi-family	4,682	—	—	—	—	4,682
Total real estate loans	112,581	903	—	1,782	—	115,266
CONSUMER
Indirect home improvement	90,909	—	—	258	—	91,167
Solar	16,838	—	—	—	—	16,838
Marine	11,203	—	—	—	—	11,203
Automobile	1,230	—	—	—	—	1,230
Recreational	553	—	—	—	—	553
Home improvement	463	—	—	—	—	463
Other	1,252	—	—	—	—	1,252
Total consumer loans	122,448	—	—	258	—	122,706
COMMERCIAL BUSINESS LOANS	38,492	10,698	—	54	—	49,244
Total	$273,521	$11,601	$—	$2,094	$—	$287,216

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

 Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had four TDR loans still on accrual and included in impaired loans for both years at December 31, 2014 and 2013. The Company had no commitments to lend additional funds on TDR loans at December 31, 2014.

A summary of TDR loans is as follows:

	2014	2013
Troubled debt restructured loans still on accrual	$783	$815
Troubled debt restructured loans on non-accrual	—	—
Total troubled debt restructured loans	$783	$815

The following tables present TDR loans that occurred during the years ended December 31, 2014 and 2013:

At or For the Year Ended December 31, 2014
	Number of Contracts	Recorded Investment	Increase in the Allowance	Charge-offs to the Allowance
Loans	—	$—	$—	$—
Total	—	$—	$—	$—

	At or For the Year Ended December 31, 2013
	Number of Contracts	Recorded Investment	Increase in the Allowance	Charge-offs to the Allowance
Commercial business loans	1	$35	$—	$35
Total	1	$35	$—	$35

The recorded investments in the tables above are year end balances that are inclusive of all partial pay-downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by year end are not reported.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The TDR loans in the tables above were the result of interest rate modifications and extended payment terms. The Company has not forgiven any principal on the above loans. For the years ended December 31, 2014 and 2013 there were no reported TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting year.

Related Party Loans
Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. As of December 31, 2014, there were no new loans or activity, however there was one existing loan to a director with an outstanding balance of $13,000 and an unfunded commitment of $37,000. This loan had an outstanding balance of $5,000 and an unfunded commitment of $45,000 as of December 31, 2013. All loans and commitments included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present any other unfavorable features.

NOTE 4 – SERVICING RIGHTS

Loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage, commercial, and consumer loans serviced for others were $345.9 million and $243.0 million at December 31, 2014 and 2013, respectively. The fair market value of the servicing rights’ asset at December 31, 2014 and 2013 was $3.5 million and $3.0 million, respectively. Fair value adjustments to servicing rights were mainly due to market based assumptions associated with loan prepayment speeds and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following summarizes servicing rights activity for the years ended December 31, 2014 and 2013:

	2014	2013
Beginning balance	$2,093	$1,064
Additions	1,514	1,360
Servicing rights amortized	(564)	(440)
Recovery of loss on servicing rights	18	109
Ending balance	$3,061	$2,093

Fair value adjustments to mortgage, commercial and consumer servicing rights were mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. Valuation assumptions used in determining the fair value of servicing rights at the dates indicated are as follows:

	At December 31,
	2014	2013
Key assumptions
Weighted average discount rate	8.5%	8.5%
Weighted average life in years	6.1	8.3
Conditional prepayment rate	13.2%	7.9%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 4 – SERVICING RIGHTS (Continued)

The Company recorded $722,000 and $517,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from serving of mortgage, commercial and consumer loans for the years ended December 31, 2014 and 2013, respectively, which is reported in noninterest income.

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2014 and 2013 were as follows:

	2014	2013
Land	$1,767	$1,767
Buildings	7,787	7,787
Furniture, fixtures, and equipment	6,400	5,508
Leasehold improvements	1,551	1,509
Building improvements	3,917	3,829
Projects in process	42	200
	21,464	20,600
Less accumulated depreciation and amortization	(7,880)	(6,782)
Total	$13,584	$13,818

The Company leases premises and equipment under operating leases. Rental expense of leased premises was $590,000 and $470,000 for December 31, 2014 and 2013, respectively, which is included in occupancy expense.

Minimum net rental commitments under non-cancelable leases, having an original or remaining term of more than one year for future years, were as follows:

Year Ending
December 31,
2015	$555
2016	471
2017	446
2018	369
2019	325
Thereafter	649
Total	$2,815

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at and for the years ended December 31:

	2014	2013
Beginning balance	$2,075	$2,127
Additions	445	735
Fair value write-downs	(40)	(518)
Disposition of assets	(2,480)	(269)
Ending balance	$—	$2,075

At December 31, 2014, there were no OREO properties. For the years ended December 31, 2014 and 2013, the Company recorded a net loss of $2,000 and $0, respectively, on disposals of OREO. Holding costs associated with OREO were $9,000 and $132,000, for the years ended December 31, 2014 and 2013, respectively.

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of December 31:

	2014	2013
Noninterest-bearing checking	$53,743	$44,309
Interest-bearing checking	29,585	26,725
Savings	21,560	15,345
Money market	152,611	119,162
Certificates of deposits less than $100,000(1)	52,323	46,237
Certificates of deposits $100,000 to $250,000	74,008	52,264
Certificates of deposits $250,000 and over(2)	33,623	31,360
Escrow accounts related to mortgages serviced	2,991	1,474
Total	$420,444	$336,876
(1) Includes $19.1 million and $16.9 million of brokered deposits as of December 31, 2014 and December 31, 2013, respectively.
(2) Time deposits that meet or exceed the FDIC insurance limit.

Scheduled maturities of time deposits for future years ending were as follows:

Year Ending
December 31,
2015	$53,733
2016	59,336
2017	37,062
2018	5,514
2019	4,309
Thereafter	—
Total	$159,954

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 7 – DEPOSITS (continued)

The Bank pledged two securities held at the FHLB of Seattle with a fair value of $1.3 million to secure Washington State public deposits of $1.7 million, with a collateral requirement of $117,000 by the Washington Public Deposit Protection Commission at December 31, 2014.

FRB regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at December 31, 2014 and December 31, 2013 were $1.9 million and $1.6 million, respectively, and were in compliance with FRB regulations.

Interest expense by deposit category for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Interest-bearing checking	$28	$34
Savings and money market	609	535
Certificates of deposit	1,797	1,409
Total	$2,434	$1,978

The Company had related-party deposits of approximately $456,000 and $428,000 at December 31, 2014 and 2013, respectively, which includes deposits held for directors and executive officers.

NOTE 8 – BORROWINGS

The Bank is a member of the FHLB, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2014 and 2013, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse cash management advance line (“CMA line”), which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank. Credit is limited to 15% of the Company’s total assets. The Bank entered into an Advanced, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2014, loans of approximately $115.0 million were pledged to the FHLB with a borrowing capacity of $57.6 million. In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. As of December 31, 2014 and 2013, the Bank had a Term Auction or Term Facility borrowing capacity of $69.6 million and $75.3 million, respectively, of which none was outstanding at either date. The Bank also had $35.0 million unsecured Fed Funds lines of credit with other large financial institutions of which none was outstanding at December 31, 2014.

The Company had a $5.0 million collateralized warehouse line of credit with another bank, with no balance outstanding at December 31, 2014.
Advances on these lines at December 31, 2014 and 2013 were as follows:

	2014	2013
Federal Home Loan Bank – (interest ranging from 0.27% to 4.57% and 0.24% to 4.57% as of December 31, 2014 and 2013, respectively)	$17,034	$16,664
Total	$17,034	$16,664

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 8 – BORROWINGS (Continued)

The maximum and average outstanding and weighted average interest rates on borrowings during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Maximum balance:
Federal Home Loan Bank advances	$47,552	$28,664
Federal Reserve Bank	$1,000	$—
Fed Funds lines of credit	$3,450	$1,850
Average balance:
Federal Home Loan Bank advances	$22,589	$16,391
Federal Reserve Bank	$33	$—
Fed Funds lines of credit	$72	$18
Weighted average interest rate:
Federal Home Loan Bank advances	1.23%	0.85%
Federal Reserve Bank	0.75%	—%
Fed Funds lines of credit	0.25%	1.16%

Scheduled maturities of the borrowings were as follows:

Year Ending		Interest
December 31,	Balances	Rates
2015	$1,700	4.57%
2016	5,000	0.68%
2017	5,140	0.96%
2018	3,987	1.03%
2019	1,207	1.73%
Thereafter	—	—%
Total	$17,034

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 9 – EMPLOYEE BENEFITS (Continued)

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2014, the ESOP made the third annual installment payment of principal in the amount of $245,000, plus accrued interest of $50,000.

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

Compensation expense related to the ESOP for the years ended December 31, 2014 and 2013, was $446,000 and $442,000, respectively.

Shares held by the ESOP as of December 31, 2014 and December 31, 2013, were as follows:

	December 31,
	2014	2013
Allocated shares	77,141	51,842
Committed to be released shares	—	—
Unallocated shares	181,447	207,368
Total ESOP shares	258,588	259,210

Fair value of unallocated shares (in thousands)	$3,125	$3,544

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions between 1% and 3%, and 50% for contributions between 4% and 5%. There was a $436,000 and $366,000 contribution for the years ended December 31, 2014 and 2013, respectively.

NOTE 10 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2014 and 2013, were as follows:

	2014	2013
Provision for income taxes
Current	$829	$95
Deferred	1,102	1,924
Total provision for income tax	$1,931	$2,019

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 10 - INCOME TAXES (Continued)

A reconciliation of the effective income tax rate with the federal statutory tax rates as of December 31, 2014 and 2013 were as follows:

	2014		2013
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$2,200	34.0%	$2,019	34.0%
Tax exempt income	(124)	(1.9)	(68)	(1.1)
(Decrease)/increase in tax resulting from other items	(191)	(3.0)	17	0.3
ESOP	46	0.7	51	0.8
Total	$1,931	29.8%	$2,019	34.0%

Total deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred Tax Assets
Net operating loss carryforward	$—	$332
Allowance for loan losses	783	258
Other real estate owned	—	601
Property, plant and equipment	—	76
Non-accrued loan interest	4	17
AMT credit carryforward	—	185
Securities available-for-sale	—	463
Restricted stock awards	49	—
Non-qualified stock options	51	—
Other	176	107
Total deferred tax assets	1,063	2,039
Deferred Tax Liabilities
Loan origination costs	(670)	(490)
Servicing rights	(1,035)	(705)
Prepaids	(53)	(26)
Stock dividend – FHLB stock	(2)	(2)
Securities available-for-sale	(60)	—
Property, plant, and equipment	(52)	—
Total deferred tax liabilities	(1,872)	(1,223)
Less: valuation allowance	—	—
Net deferred tax (liabilities) assets	$(809)	$816

At December 31, 2014, the Company had no net operating loss carryforward. The Company files a U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2011 and later. At December 31, 2014 and 2013, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2014 and 2013, the Company recognized no interest and penalties.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments – The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

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

A summary of the Company’s commitments at December 31, 2014 and 2013, were as follows:

	2014	2013
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$42,290	$25,164
One-to-four-family	45,331	18,277
Home equity	13,735	12,452
Commercial/Multi-family	474	518
Total real estate loans	101,830	56,411
CONSUMER LOANS
Indirect home improvement	—	—
Other	5,832	6,162
Total consumer loans	5,832	6,162
COMMERCIAL BUSINESS LOANS	54,664	52,344
Total commitments to extend credit	$162,326	$114,917

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established a reserve for estimated losses of $124,000 and $58,000 as of December 31, 2014 and 2013.

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

The Company has entered into change of control agreements (the “Agreements”) with its Chief Financial Officer and the Chief Operating Officer. The Agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the Agreements the executive generally will be

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

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
The Company has no pending legal actions as of December 31, 2014.

Contingent liabilities for loans held for sale - In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded $340,000 reserve to cover loss exposure related to these guarantees.

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

As of December 31, 2014 and 2013, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based,
Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. At December 31, 2014, the Bank exceeded

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 13 - REGULATORY CAPITAL (Continued)

all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital and total risk-based capital ratios of 11.2%, 13.4%, and 14.7%, respectively.

The Bank’s actual capital amounts and ratios at December 31, 2014 and 2013 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total risk-based capital
(to risk-weighted assets)	$60,978	14.68%	$33,223	8.00%	$41,529	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$55,770	13.43%	$16,611	4.00%	$24,917	6.00%
Tier 1 leverage capital
(to average assets)	$55,770	11.17%	$19,965	4.00%	$24,956	5.00%

As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	$55,141	16.64%	$26,512	8.00%	$33,140	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$50,985	15.38%	$13,256	4.00%	$19,884	6.00%
Tier 1 leverage capital
(to average assets)	$50,985	12.61%	$16,177	4.00%	$20,221	5.00%

Regulatory capital levels reported above differ from the Company's total equity, computed in accordance with GAAP in the United States.

	Company		The Bank
	December 31,		December 31,
	2014	2013	2014	2013
Equity	$65,836	$62,313	$55,887	$50,297
Unrealized (gain) loss on securities available-for-sale	(117)	898	(117)	898
Disallowed deferred tax assets	—	—	—	—
Disallowed servicing assets	—	(210)	—	(210)
Total Tier 1 capital	65,719	63,001	55,770	50,985
Allowance for loan and lease losses for regulatory capital purposes	5,208	4,156	5,208	4,156
Total risk-based capital	$70,927	$67,157	$60,978	$55,141

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 13 - REGULATORY CAPITAL (Continued)

The Company exceeded all regulatory capital requirements as of December 31, 2014. The regulatory capital ratios calculated for the Company as of December 31, 2014 were 13.2% for Tier 1 leverage-based capital, 15.8% for Tier 1 risk-based capital and 17.1% for total risk-based capital.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2014
Federal agency securities	$—	$5,845	$—	$5,845
Municipal bonds	—	16,161	—	16,161
Corporate securities	—	4,437	—	4,437
Mortgage-backed securities	—	20,244	—	20,244
Small business administration securities	—	2,057	—	2,057
Total	$—	$48,744	$—	$48,744

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
December 31, 2013
Federal agency securities	$—	$11,667	$—	$11,667
Municipal bonds	—	13,180	—	13,180
Corporate securities	997	2,941	—	3,938
Mortgage-backed securities	—	27,454	—	27,454
Total	$997	$55,242	$—	$56,239

The following tables present the fair value of interest rate lock commitments with customers, forward sale commitments with investors and paired off commitments with investors measured at their fair value on a recurring basis at December 31, 2014 and December 31, 2013.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
December 31, 2014	$—	$—	$396	$396
December 31, 2013	$—	$—	$166	$166

	Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2014	$—	$(194)	$12	$(182)
December 31, 2013	$—	$106	$45	$151

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2014	$—	$(207)	$—	$(207)
December 31, 2013	$—	$44	$—	$44

The following table presents the impaired loans measured at fair value on a nonrecurring basis at December 31, 2014 and 2013.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
December 31, 2014	$—	$—	$856	$856
December 31, 2013	$—	$—	$1,703	$1,703

The following table presents OREO measured at fair value on a nonrecurring basis at December 31, 2014 and 2013.

	OREO
	Level 1	Level 2	Level 3	Total
December 31, 2014	$—	$—	$—	$—
December 31, 2013	$—	$—	$2,075	$2,075

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a level 3 unobservable input on a recurring and nonrecurring basis at December 31, 2014 is shown in the following table.

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average Rate

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	90.1%
Forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	90.1%

NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10%	0.7%

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2014 and 2013.

	Beginning Balance	Purchases and issuances	Sales and settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2014
Interest rate lock commitments with customers	$166	$6,219	$(5,989)	$396	$231
Forward sale commitments with investors	45	(242)	209	12	(33)

2013
Interest rate lock commitments with customers	$45	$3,888	$(3,767)	$166	$121
Forward sale commitments with investors	48	444	(447)	45	(2,881)

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded within other noninterest income.

Fair Values of Financial Instruments – The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

Cash and Due from Banks and Interest-Bearing Deposits at Other Financial Institutions – The carrying amounts of cash and short-term instruments approximate their fair value (Level 1).

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Securities Available-for-Sale – Fair values for securities available-for-sale are based on quoted market prices (Level 2).

Loans Held for Sale – The fair value of loans held for sale reflects the value of commitments with investors (Level 2).

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

Off-Balance Sheet Instruments – The fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the customers. The majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value. The fair value of loan lock commitments with customers and investors reflect an estimate of value based upon the interest rate lock date, the expected pull through percentage for the commitment, and the interest rate at year end (Level 2 and 3).

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013, were as follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$20,098	$20,098	$41,085	$41,085
Level 2 inputs:
Securities available-for-sale	48,744	48,744	56,239	56,239
Loans held for sale	25,983	25,983	11,185	11,185
FHLB stock	1,650	1,650	1,702	1,702
Accrued interest receivable	1,558	1,558	1,261	1,261
Forward sale commitments with investors	—	—	106	106
Paired off commitments with investors	—	—	44	44
Level 3 inputs:
Loans receivable, net	387,174	433,885	281,081	310,641
Servicing rights	3,061	3,549	2,093	2,961
Fair value interest rate locks with customers	396	396	166	166
Forward sale commitments with investors	12	12	45	45
Financial Liabilities
Level 2 inputs:
Deposits	420,444	424,672	336,876	351,408
Borrowings	17,034	17,031	16,664	16,553
Accrued interest payable	24	24	22	22
Forward sale commitments with investors	194	194	—	—
Paired off commitments with investors	207	207	—	—

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 15 - EARNINGS PER SHARE (Continued)
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended December 31, 2014 and 2013.

	At or For the Years Ended
	December 31,
	2014	2013
Numerator:
Net Income (in thousands)	$4,540	$3,920

Denominator:
Basic weighted average common shares outstanding	2,979,099	3,032,757

Dilutive restricted stock grants	6,965	—
Diluted weighted average common shares outstanding	2,986,064	3,032,757
Basic earnings per share	$1.52	$1.29

Diluted earnings per share	$1.52	$1.29
Potentially dilutive weighted average share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	25,589	—

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Options to purchase 322,000 common stock shares at $16.89 per share were outstanding at December 31, 2014, and were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.
The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares, committed to be released shares are included as outstanding shares. There were 181,447 shares in the ESOP that were not committed to be released as of December 31, 2014.
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 16 - DERIVATIVES (Continued)

The following tables summarize the Company's derivative instruments as of the dates indicated:

	December 31, 2014
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$16,516	$396	$—
Mandatory and best effort forward commitments with investors	10,763	12	—
Forward TBA mortgage-backed securities	30,000	—	194
TBA mortgage-backed securities forward sales paired off with investors	29,000	—	207

	December 31, 2013
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$8,467	$166	$—
Mandatory and best effort forward commitments with investors	4,527	45	—
Forward TBA mortgage-backed securities	13,750	106	—
TBA mortgage-backed securities forward sales paired off with investors	4,000	44	—

The income on derivatives from fair value changes recognized in other noninterest income on the consolidated statements of income, included in gain on sale of loans was $777,000 and $465,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 17 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp 2013 Equity Incentive Plan ("Plan"). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $483,000 for the year ended December 31, 2014, and there were no restricted stock or stock option grants in 2013. The related income tax benefit was $164,000 for the year ended December 31, 2014, and none for 2013.

Stock Options

The Plan authorizes the grant of stock options totaling 324,013 shares to Company directors and employees. Option awards are granted with an exercise price equal to the market price of FS Bancorp's common stock at the grant date. During the year ended December 31, 2014, stock options were granted only on May 8, 2014 with an exercise price of $16.89 per share. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Options were granted as non-qualified stock options ("NQSO"). Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 17 - STOCK-BASED COMPENSATION (Continued)
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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the periods indicated.

	Year Ended December 31,
	2014	2013
Dividend yield	1.42%	—
Expected volatility	22.11%	—
Risk-free interest rate	1.92%	—
Expected term in years	6.5	—
Weighted-average grant date fair value per option granted	$3.62	—

A summary of the Company's stock option plan awards during the year ended December 31, 2014 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—		$—
Granted	322,000	16.89		437,920
Exercised	—	—		—
Forfeited or expired	—	—		—
Outstanding at December 31, 2014	322,000	$16.89		$437,920

Expected to vest, assuming a 0.31% annual forfeiture rate	319,657	$16.89	9.36	$434,733

Exercisable at December 31, 2014	—	$—		$—
For the year ended December 31, 2014, there was $1.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.4 years.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014 AND 2013

NOTE 17 - STOCK-BASED COMPENSATION (Continued)
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

A summary of the Company's nonvested awards during the year ended December 31, 2014 is as follows (all figures shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2014	—	$—	$—	$—
Granted	125,105	16.89	2,113,023	—
Vested	—	—	—	—
Forfeited or expired	—	—	—	—
Nonvested at December 31, 2014	125,105	$16.89	$2,113,023	$—

For the year ended December 31, 2014, there was $1.8 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.8 years.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer within the 90-day period preceding the filing of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment, we concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

Federal law does not require that this annual report include an attestation of our independent registered public accounting firm regarding internal control over financial reporting.

c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Audit Committee Financial Expert

The Audit Committee of the Company is composed of Directors Leech (Chairperson), Mansfield and Zavaglia. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined that Mr. Leech and Mr. Mansfield meet the definition of “audit committee financial expert,” as defined by the SEC.

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

(b) Exhibits
Exhibits are available from the Company by written request
3.1 Articles of Incorporation for FS Bancorp, Inc. (1)
3.2 Bylaws for FS Bancorp, Inc. (1)
4.1 Form of Common Stock Certificates for FS Bancorp, Inc. (1)
10.1 Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2 Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D. Mullet and Drew B. Ness (1)
10.3 FS Bancorp, Inc. 2013 Equity Incentive Plan (the "2013 Plan") (2)
10.4 Form of Incentive Stock Option Agreement under the 2013 Plan (2)
10.5 Form of Non-Qualified Stock Option Agreement under the 2013 Plan (2)
10.6 Form of Restricted Stock Agreement under the 2013 Plan (2)
14 Code of Ethics and Conduct Policy (3)
21 Subsidiaries of Registrant
23 Consent of Independent Registered Public Accounting Firm
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

_____________

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-192990) filed on December 20, 2013 and incorporated by reference.

(3)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 27, 2015	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 27, 2015

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 27, 2015

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 27, 2015

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 27, 2015

/s/Judith A. Cochrane	Director
Judith A. Cochrane		March 27, 2015

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 27, 2015

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 27, 2015

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith, MA		March 27, 2015

EXHIBIT INDEX

21 Subsidiaries of Registrant

23 Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.