Form 10-Q
period 2015-03-31
FS Bancorp, Inc.
filed 2015-05-08
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015    OR

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 5, 2015, there were 3,235,625 outstanding shares of the registrant's common stock.

FS Bancorp, Inc.
Form 10-Q

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited)	2

	Consolidated Statements of Income for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders' Equity as of March 31, 2015 and 2014 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	6

	Notes to Consolidated Financial Statements	7 - 39

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40 - 47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION	48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48 - 49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49 - 50

SIGNATURES		51
As used in this report, the terms "we," "our," and "us," and "Company" refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to "Bank" in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$2,436	$10,799
Interest-bearing deposits at other financial institutions	13,966	9,299
Securities available-for-sale, at fair value	44,547	48,744
Loans held for sale, at fair value	34,968	25,983
Loans receivable, net	416,070	387,174
Accrued interest receivable	1,813	1,558
Premises and equipment, net	13,444	13,584
Federal Home Loan Bank ("FHLB") stock, at cost	1,942	1,650
Bank owned life insurance ("BOLI")	6,602	6,556
Servicing rights, held at the lower of cost or fair value	3,670	3,061
Other assets	2,267	1,346
TOTAL ASSETS	$541,725	$509,754

LIABILITIES
Deposits
Noninterest-bearing accounts	$58,081	$56,734
Interest-bearing accounts	378,239	363,710
Total deposits	436,320	420,444
Borrowings	30,433	17,034
Other liabilities	6,773	6,440
Total liabilities	473,526	443,918
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,235,625 shares issued and outstanding at March 31, 2015 and December 31, 2014	32	32
Additional paid-in capital	29,689	29,450
Retained earnings	40,011	38,125
Accumulated other comprehensive income	289	117
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(1,822)	(1,888)
Total stockholders' equity	68,199	65,836
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$541,725	$509,754

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share amounts) (Unaudited)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Loans receivable and fees	$6,819	$5,181
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	264	330
Total interest and dividend income	7,083	5,511
INTEREST EXPENSE
Deposits	748	550
Borrowings	67	58
Total interest expense	815	608
NET INTEREST INCOME	6,268	4,903
PROVISION FOR LOAN LOSSES	600	450
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,668	4,453
NONINTEREST INCOME
Service charges and fee income	425	398
Gain on sale of loans	3,326	1,508
Gain on sale of investment securities	76	—
Earnings on cash surrender value of BOLI	47	45
Other noninterest income	197	89
Total noninterest income	4,071	2,040
NONINTEREST EXPENSE
Salaries and benefits	3,949	3,122
Operations	963	546
Occupancy	434	398
Data processing	359	287
OREO fair value impairments, net of loss on sales	—	32
Other Real Estate Owned ("OREO") expenses	—	21
Loan costs	333	305
Professional and board fees	367	304
FDIC insurance	79	63
Marketing and advertising	130	107
Recovery of loss on servicing rights	(1)	—
Total noninterest expense	6,613	5,185
INCOME BEFORE PROVISION FOR INCOME TAXES	3,126	1,308
PROVISION FOR INCOME TAXES	1,056	433
NET INCOME	$2,070	$875
Basic earnings per share	$0.71	$0.29
Diluted earnings per share	$0.70	$0.29

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$2,070	$875
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during period	336	542
Income tax provision related to unrealized gains	(114)	(185)
Reclassification adjustment for realized gains included in net income	(76)	—
Income tax provision related to reclassification for realized gains	26	—
Other comprehensive income, net of tax	172	357
COMPREHENSIVE INCOME	$2,242	$1,232

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts) (Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total Stockholders' Equity
BALANCE, January 1, 2014	3,240,125	$32	$30,097	$35,215	$(898)	$(2,133)	$62,313
Net income	—	—	—	875	—	—	875
Dividends paid ($0.05 per share)	—	—	—	(152)	—	—	(152)
Other comprehensive gain, net of tax	—	—	—	—	357	—	357
ESOP cash distribution	—	—	(35)	—	—	—	(35)
ESOP shares allocated	—	—	44	—	—	66	110
BALANCE, March 31, 2014	3,240,125	$32	$30,106	$35,938	$(541)	$(2,067)	$63,468

BALANCE, January 1, 2015	3,235,625	$32	$29,450	$38,125	$117	$(1,888)	$65,836
Net income	—	—	—	2,070	—	—	2,070
Dividends paid ($0.06 per share)	—	—	—	(184)	—	—	(184)
Share-based compensation	—	—	182	—	—	—	182
Other comprehensive income, net of tax	—	—	—	—	172	—	172
ESOP shares allocated	—	—	57	—	—	66	123
BALANCE, March 31, 2015	3,235,625	$32	$29,689	$40,011	$289	$(1,822)	$68,199

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,070	$875
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	600	450
Depreciation, amortization and accretion	468	548
Compensation expense related to stock options and restricted stock awards	182	—
ESOP compensation expense for allocated shares	123	110
Provision for deferred income taxes	—	635
Increase in cash surrender value of BOLI	(47)	(45)
Gain on sale of loans held for sale	(3,326)	(983)
Gain on sale of portfolio loans, net of reserve	—	(525)
Origination of loans held for sale	(121,943)	(33,813)
Proceeds from sale of loans held for sale	114,268	34,144
Gain on sale of investment securities	(76)	—
Gain on sale of OREO	—	(8)
Recovery of loss on servicing rights	(1)	—
Impairment loss on other real estate owned	—	40
Changes in operating assets and liabilities
Accrued interest receivable	(255)	(169)
Other assets	(920)	(307)
Other liabilities	1,591	(269)
Net cash (used by) from operating activities	(7,266)	683
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	4,178	—
Maturities, prepayments, and calls	1,389	2,375
Purchases	(4,348)	(18,034)
Maturities of interest-bearing time certificates	248	—
Loan originations and principal collections, net	(29,519)	(20,646)
Proceeds from sale of portfolio loans	—	12,849
Proceeds from sale of OREO	—	1,953
Purchase of premises and equipment, net	(152)	(196)
FHLB stock purchased	(292)	—
Net cash used by investing activities	(28,496)	(21,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,876	13,460
Proceeds from borrowings	75,852	—
Repayments of borrowings	(62,453)	(319)
Dividends paid	(184)	(152)
Net cash from financing activities	29,091	12,989
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,671)	(8,027)
CASH AND CASH EQUIVALENTS, beginning of period	15,555	38,459
CASH AND CASH EQUIVALENTS, end of period	$8,884	$30,432
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$815	$608
Income taxes	$275	$140
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$261	$542
Property received in settlement of loans	$13	$445
See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank”) in connection with the Bank's conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based stock owned savings bank with seven branches in suburban communities in the greater Puget Sound area, and during the fourth quarter of 2014, one loan production office located in the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals.

Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements do not contain all necessary disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("SEC") on March 27, 2015.  These unaudited financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to U.S. GAAP and have been reflected as required by Article 10 of Regulation S-X as promulgated by the SEC.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other future period. Amounts presented in the financial statements and footnote tables are rounded and presented in thousands of dollars except per share amounts. In the narrative footnote discussion, amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2015 presentation with no change to net income or stockholders' equity previously reported.

Conversion and Change in Corporate Form – On July 9, 2012, in accordance with a Plan of Conversion (the "Plan") adopted by its Board of Directors and as approved by its depositors and borrower members, the Bank (i) converted from a mutual savings bank to a stock savings bank, and (ii) became the wholly-owned subsidiary of FS Bancorp, Inc., a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve"). In connection with the conversion, FS Bancorp, Inc. issued an aggregate of 3,240,125 shares of common stock at an offering price of $10.00 per share for gross proceeds of $32.4 million. From the proceeds, the Company made a capital contribution of $15.5 million to the Bank. The Bank is using this additional capital for future lending and investment activities and for general and other corporate purposes subject to regulatory limitations. The cost of conversion and the issuance of capital stock was approximately $2.5 million, which was deducted from the proceeds of the offering.

Pursuant to the Plan, the Company's Board of Directors adopted an employee stock ownership plan ("ESOP") plan which purchased 8% of the common stock in the open market or 259,210 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings as of December 31, 2011. The liquidation account will be maintained for the benefit of eligible savings account holders as of June 30, 2007, and supplemental eligible account holders as of March 31, 2012, who maintain deposit accounts at the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities, and equity unchanged as a result.

Use of Estimates – The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are allowances for loan losses, fair value of measurements, servicing assets, and the estimated accounting for deferred income taxes.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting – The Company’s major line of business is community banking. Management has determined that the Company operates as a single operating segment based on U. S. GAAP.

Subsequent Events – The Company has evaluated events and transactions subsequent to March 31, 2015, for potential recognition or disclosure.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco ("Federal Reserve Bank"). Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. As of March 31, 2015 and December 31, 2014, the Company had cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits. However, as the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal.

The Company held interest-bearing deposits at other financial institutions with a cost basis of $14.0 million, including $6.4 million at the Federal Reserve Bank and $9.3 million, including $4.7 million at the Federal Reserve Bank, as of March 31, 2015 and December 31, 2014, respectively. Certificates of deposits in the amount of $7.5 million and $4.5 million with original maturity dates greater than 90 days were excluded from cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently reviewing the requirements of ASU No. 2014-12, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the characteristics and risks of a host contract in a hybrid financial instrument issued in the form of a share.  One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are "clearly and closely related" to the host contract. In making that evaluation, an issuer or investor must consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently reviewing the requirements of ASU No. 2014-16.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement -Extraordinary and Unusual Items (Subtopic 225-20). The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on simplifying the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities by reducing the number of consolidation model from four to two, among other changes.  The ASU will be effective for periods beginning after December 31, 2015, while early adoption is permitted.  The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  ASU NO. 2015-03 should be applied on a retrospective basis.  The Company is currently evaluating the impacts of this ASU on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$5,496	$1	$(62)	$5,435
Municipal bonds	15,832	376	(15)	16,193
Corporate securities	4,495	5	(65)	4,435
Mortgage-backed securities	15,259	160	(24)	15,395
Small Business Administration securities	3,027	62	—	3,089
Total securities available-for-sale	$44,109	$604	$(166)	$44,547

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$5,998	$3	$(156)	$5,845
Municipal bonds	15,886	326	(51)	16,161
Corporate securities	4,495	—	(58)	4,437
Mortgage-backed securities	20,169	132	(57)	20,244
Small Business Administration securities	2,019	38	—	2,057
Total securities available-for-sale	$48,567	$499	$(322)	$48,744

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

Investment securities that were in an unrealized loss position as of March 31, 2015 and December 31, 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$—	$—	$4,934	$(62)	$4,934	$(62)
Municipal bonds	945	(4)	837	(11)	1,782	(15)
Corporate securities	1,993	(7)	1,442	(58)	3,435	(65)
Mortgage-backed securities	—	—	2,373	(24)	2,373	(24)
Total securities available-for-sale	$2,938	$(11)	$9,586	$(155)	$12,524	$(166)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$—	$—	$4,840	$(156)	$4,840	$(156)
Municipal bonds	950	(2)	2,266	(49)	3,216	(51)
Corporate securities	2,977	(18)	1,460	(40)	4,437	(58)
Mortgage-backed securities	3,776	(2)	3,648	(55)	7,424	(57)
Total securities available-for-sale	$7,703	$(22)	$12,214	$(300)	$19,917	$(322)

There were four investments with unrealized losses of less than one year as of March 31, 2015, and 10 investments with unrealized losses of more than one year. There were eight investments with unrealized losses of less than one year as of December 31, 2014, and 13 investments with unrealized losses of more than one year. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities. No other-than-temporary impairment was recorded for the three months ended March 31, 2015, or the year ended December 31, 2014.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at March 31, 2015 were as follows:

	March 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$1,501	$1,500
Due after one year through five years	5,330	5,362
Due after five years through ten years	17,981	18,105
Due after ten years	19,297	19,580
Total	$44,109	$44,547

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale for the three months ended March 31, 2015 and 2014 were as follows:

Three Months Ended March 31, 2015
	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$4,178	$76	$—

Three Months Ended March 31, 2014
	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$—	$—	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014
REAL ESTATE LOANS
Commercial	$45,701	$42,970
Construction and development	70,639	57,813
Home equity	15,198	15,737
One-to-four-family (excludes held for sale loans)	54,985	46,801
Multi-family	16,841	16,201
Total real estate loans	203,364	179,522
CONSUMER LOANS
Indirect home improvement	99,769	99,304
Solar	21,535	18,162
Marine	17,759	16,713
Automobile	616	674
Recreational	401	441
Home improvement	313	329
Other	1,056	1,184
Total consumer loans	141,449	136,807
COMMERCIAL BUSINESS LOANS	78,632	77,881
Total loans	423,445	394,210
Allowance for loan losses	(6,405)	(6,090)
Deferred costs, fees, and discounts, net	(970)	(946)
Total loans receivable, net	$416,070	$387,174

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

Real Estate Loans

Commercial Lending. Loans originated by the Company primarily secured by income producing properties, including retail centers, warehouses, and office buildings located in our market areas.

Construction and Development Lending. Loans originated by the Company for the spec construction of, and secured by, commercial real estate, one-to-four-family, and multi-family residences and tracts of land for development.

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences in our market areas.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

One-to-Four-Family Real Estate Lending. Loans originated by the Company secured by first mortgages on one-to-four-family residences in our market areas.

Multi-Family Lending. Apartment term lending (more than four units) to current banking customers and community reinvestment loans for low to moderate income individuals in the Company's footprint.

Consumer Loans

Indirect Home Improvement. Fixture secured loans are originated by the Company for home improvement and are secured by the personal property installed in, on, or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, and other home fixture installations.

Solar. Fixture secured loans are originated by the Company for home improvement and are secured by the personal property installed in, on, or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence.

Marine, Automobile and Recreational. Loans originated by the Company secured by boats, automobiles, and RVs to borrowers primarily located in its market areas.

Other Consumer and Home Improvement. Loans originated by the Company, including direct home improvement loans, loans on deposits, and other consumer loans.

Commercial Business Loans

Commercial Business Lending. Commercial business loans originated by the Company to local small and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Commercial business loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables detail activity in the allowance for loan losses by loan categories at or for the three months ended March 31, 2015 and 2014:

	At or For the Three Months Ended March 31, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,872	$1,431	$1,184	$1,603	$6,090
Provision for loan losses	444	103	948	(895)	600
Charge-offs	(191)	(417)	—	—	(608)
Recoveries	—	321	2	—	323
Net charge-offs	(191)	(96)	2	—	(285)
Ending balance	$2,125	$1,438	$2,134	$708	$6,405
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$6	$—	$6
Loans collectively evaluated for impairment	2,125	1,438	2,128	708	6,399
Ending balance	$2,125	$1,438	$2,134	$708	$6,405
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,554	$—	$36	$—	$1,590
Loans collectively evaluated for impairment	201,810	141,449	78,596	—	421,855
Ending balance	$203,364	$141,449	$78,632	$—	$423,445

	At or For the Three Months Ended March 31, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,963	$1,512	$800	$817	$5,092
Provision for loan losses	(372)	48	311	463	450
Charge-offs	(144)	(251)	(75)	—	(470)
Recoveries	18	153	—	—	171
Net charge-offs	(126)	(98)	(75)	—	(299)
Ending balance	$1,465	$1,462	$1,036	$1,280	$5,243
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$5	$—	$5
Loans collectively evaluated for impairment	1,465	1,462	1,031	1,280	5,238
Ending balance	$1,465	$1,462	$1,036	$1,280	$5,243
LOANS RECEIVABLE
Loans individually evaluated for impairment	$—	$—	$50	$—	$50
Loans collectively evaluated for impairment	119,300	117,261	57,690	—	294,251
Ending balance	$119,300	$117,261	$57,740	$—	$294,301

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to the aging analysis of past due loans at March 31, 2015 and December 31, 2014 is summarized as follows:

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Non-Accrual	Total Past Due	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$545	$—	$671	$1,216	$44,485	$45,701
Construction and development	—	—	—	—	70,639	70,639
Home equity	151	96	89	336	14,862	15,198
One-to-four-family	—	—	58	58	54,927	54,985
Multi-family	—	—	—	—	16,841	16,841
Total real estate loans	696	96	818	1,610	201,754	203,364
CONSUMER LOANS
Indirect home improvement	424	254	205	883	98,886	99,769
Solar	—	—	29	29	21,506	21,535
Marine	—	—	—	—	17,759	17,759
Automobile	10	—	—	10	606	616
Recreational	37	—	—	37	364	401
Home improvement	—	6	—	6	307	313
Other	19	2	5	26	1,030	1,056
Total consumer loans	490	262	239	991	140,458	141,449
COMMERCIAL BUSINESS LOANS	253	—	—	253	78,379	78,632
Total loans	$1,439	$358	$1,057	$2,854	$420,591	$423,445

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Non-Accrual	Total Past Due	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$42,970	$42,970
Construction and development	—	—	—	—	57,813	57,813
Home equity	159	196	61	416	15,321	15,737
One-to-four-family	—	—	73	73	46,728	46,801
Multi-family	—	—	—	—	16,201	16,201
Total real estate loans	159	196	134	489	179,033	179,522
CONSUMER LOANS
Indirect home improvement	501	277	250	1,028	98,276	99,304
Solar	—	—	29	29	18,133	18,162
Marine	81	—	19	100	16,613	16,713
Automobile	13	—	—	13	661	674
Recreational	—	—	—	—	441	441
Home improvement	—	6	—	6	323	329
Other	15	14	1	30	1,154	1,184
Total consumer loans	610	297	299	1,206	135,601	136,807
COMMERCIAL BUSINESS LOANS	—	—	—	—	77,881	77,881
Total loans	$769	$493	$433	$1,695	$392,515	$394,210

There were no loans 90 days or more past due and still accruing at March 31, 2015, and December 31, 2014.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance		Adjusted Recorded Investment
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$84	$—	$84	$—		$84
One-to-four-family	866	(67)	799	—		799
Subtotal real estate loans	950	(67)	883	—		883
WITH AN ALLOWANCE RECORDED
Commercial real estate loans	862	(191)	671	—		671
Commercial business loans	38	(2)	36	(5)	45	31
Subtotal loans	900	(193)	707	(5)		702
Total	$1,850	$(260)	$1,590	$(5)		$1,585

	December 31, 2014
	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance		Adjusted Recorded Investment
WITH NO RELATED ALLOWANCE RECORDED
One-to-four-family real estate loans	$885	$(67)	$818	$—		$818
WITH AN ALLOWANCE RECORDED
Commercial business loans	40	(2)	38	(6)		32
Total	$925	$(69)	$856	$(6)		$850

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$671	$4	$—	$—
Home equity	28	—	4	—
One-to-four-family	802	15	637	9
Subtotal real estate loans	1,501	19	641	9

WITH AN ALLOWANCE RECORDED
Commercial business loans	37	1	50	1
Total	$1,538	$20	$691	$10

Credit Quality Indicators

As part of the Company’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in the Company’s markets.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the FDIC's Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, recreational, automobile, direct home improvement and other, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk rated "4" internally. Loans that are past due more than 90 days are classified “Substandard” and risk rated "8" internally. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$44,485	$—	$—	$1,216	$—	$—	$45,701
Construction and development	70,639	—	—	—	—	—	70,639
Home equity	15,109	—	—	89	—	—	15,198
One-to-four-family	54,400	—	—	585	—	—	54,985
Multi-family	16,841	—	—	—	—	—	16,841
Total real estate loans	201,474	—	—	1,890	—	—	203,364
CONSUMER LOANS
Indirect home improvement	99,534	—	—	235	—	—	99,769
Solar	21,535	—	—	—	—	—	21,535
Marine	17,759	—	—	—	—	—	17,759
Automobile	616	—	—	—	—	—	616
Recreational	401	—	—	—	—	—	401
Home improvement	313	—	—	—	—	—	313
Other	1,052	—	—	4	—	—	1,056
Total consumer loans	141,210	—	—	239	—	—	141,449
COMMERCIAL BUSINESS LOANS	61,199	5,498	9,588	2,347	—	—	78,632
Total loans	$403,883	$5,498	$9,588	$4,476	$—	$—	$423,445

	December 31, 2014
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$41,559	$545	$—	$866	$—	$—	$42,970
Construction and development	57,813	—	—	—	—	—	57,813
Home equity	15,676	—	—	61	—	—	15,737
One-to-four-family	46,200	—	—	601	—	—	46,801
Multi-family	16,201	—	—	—	—	—	16,201
Total real estate loans	177,449	545	—	1,528	—	—	179,522
CONSUMER LOANS
Indirect home improvement	99,054	—	—	250	—	—	99,304
Solar	18,133	—	—	29	—	—	18,162
Marine	16,694	—	—	19	—	—	16,713
Automobile	674	—	—	—	—	—	674
Recreational	441	—	—	—	—	—	441
Home improvement	329	—	—	—	—	—	329
Other	1,183	—	—	1	—	—	1,184
Total consumer loans	136,508	—	—	299	—	—	136,807
COMMERCIAL BUSINESS LOANS	68,687	2,020	6,795	379	—	—	77,881
Total loans	$382,644	$2,565	$6,795	$2,206	$—	$—	$394,210

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had four TDR loans on accrual and included in impaired loans at March 31, 2015, and December 31, 2014, respectively. In addition, the Company had no TDR loans on non-accrual, and had no commitments to lend additional funds on these restructured loans at March 31, 2015, and December 31, 2014.

A summary of TDR loan balances at the dates indicated is as follows:

	March 31,	December 31,
	2015	2014
TDR loans still on accrual	$777	$783
TDR loans on non-accrual	—	—
Total TDR loan balances	$777	$783

There were no TDRs recorded in the twelve months prior to March 31, 2015 and 2014, that subsequently defaulted in the three months ended March 31, 2015 and 2014.

NOTE 4 – SERVICING RIGHTS

Loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage, commercial, and consumer loans serviced for others were $400.0 million and $345.9 million at March 31, 2015 and December 31, 2014, respectively. The fair market value of the servicing rights’ asset was $4.0 million and $3.5 million at March 31, 2015, and December 31, 2014, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SERVICING RIGHTS (continued)

The following table summarizes servicing rights activity for the three months ended March 31, 2015 and 2014:

	At or For the Three Months Ended March 31,
	2015	2014
Beginning balance	$3,061	$2,093
Additions	785	176
Mortgage, commercial, and consumer servicing rights amortized	(177)	(135)
Recovery of loss on servicing rights	1	—
Ending balance	$3,670	$2,134

Fair value adjustments to mortgage, commercial, and consumer servicing rights were mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. Valuation assumptions used in determining the fair value of servicing rights at the dates indicated are as follows:

	At March 31,
	2015	2014
Key assumptions
Weighted average discount rate	8.5%	8.5%
Conditional prepayment rate	14.5%	8.4%
Weighted average life in years	5.8	7.9

The Company recorded $233,000 and $160,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended March 31, 2015 and 2014, respectively, which is reported in noninterest income.

NOTE 5 - DERIVATIVES

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Company enters into contracts to sell forward To-Be-Announced ("TBA") mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income. The Company recognizes all derivative instruments as either other assets or other liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVES (Continued)

The following tables summarize the Company's derivative instruments as of the dates indicated:

	March 31, 2015
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$43,916	$1,026	$—
Mandatory and best effort forward commitments with investors	16,254	—	55
Forward TBA mortgage-backed securities	60,000	—	364
TBA mortgage-backed securities forward sales paired off with investors	35,500	242	—

	December 31, 2014
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$16,516	$396	$—
Mandatory and best effort forward commitments with investors	10,763	12	—
Forward TBA mortgage-backed securities	30,000	—	194
TBA mortgage-backed securities forward sales paired off with investors	29,000	—	207

The income on derivatives from fair value changes recognized in other noninterest income on the consolidated statements of income, included in gain on sale of loans was $1.8 million and $677,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three months ended March 31, 2015 and 2014:

	At or For the Three Months Ended March 31,
	2015	2014
Beginning balance	$—	$2,075
Additions	—	445
Fair value impairments	—	(40)
Disposition of assets	—	(1,945)
Ending balance	$—	$535

At March 31, 2015, there were no OREO properties. For the three months ended March 31, 2015 and 2014, the Company recorded no net gain or loss, and an $8,000 gain on disposals of OREO, respectively. Holding costs associated with OREO were none and $21,000 for the three months ended March 31, 2015 and 2014, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Noninterest-bearing checking	$54,004	$53,743
Interest-bearing checking	30,011	29,585
Savings	23,391	21,560
Money market	154,502	152,611
Certificates of deposits of less than $100,000(1)	60,271	52,323
Certificates of deposits of $100,000 through $250,000	74,797	74,008
Certificates of deposits of more than $250,000(2)	35,267	33,623
Escrow accounts related to mortgages serviced	4,077	2,991
Total	$436,320	$420,444
(1) Includes $26.7 million and $19.1 million of brokered deposits at March 31, 2015 and December 31, 2014, respectively.
(2) Time deposits that meet or exceed FDIC insurance limit.

Scheduled maturities of time deposits as of March 31, 2015 for future periods ending is as follows:

As of March 31, 2015
2015	$44,348
2016	64,564
2017	51,503
2018	5,825
2019	4,034
Thereafter	61
Total	$170,335

The Bank pledged two securities held at the FHLB of Seattle with a fair value of $1.2 million to secure Washington State public deposits of $1.7 million with a $117,000 collateral requirement by the Washington Public Deposit Protection Commission as of March 31, 2015.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at March 31, 2015 and December 31, 2014 were $2.1 million and $1.9 million, respectively, and were in compliance with Federal Reserve regulations.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (Continued)

Interest expense by deposit category for the three months ended March 31, 2015 and 2014 is as follows:

	For the Three Months Ended March 31,
	2015	2014
Interest-bearing checking	$7	$8
Savings and money market	239	118
Certificates of deposit	502	424
Total	$748	$550

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $1.1 million and $433,000 during the three months ended March 31, 2015 and 2014, respectively.
The Company files a consolidated U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2011 and later. At March 31, 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at March 31, 2015, the Company had recognized no interest and penalties.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

A summary of the Company’s commitments at March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$44,876	$42,290
One-to-four-family	85,553	45,331
Home equity	14,233	13,735
Multi-family	455	474
Total real estate loans	145,117	101,830
CONSUMER LOANS
Other	6,158	5,832
Total consumer loans	6,158	5,832
COMMERCIAL BUSINESS LOANS	54,114	54,664
Total commitments to extend credit	$205,389	$162,326

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the amount of the total commitments do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $131,000 and $124,000 as of March 31, 2015 and December 31, 2014, respectively. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

The Company has entered into a severance agreement with its Chief Executive Officer. The severance agreement, subject to certain requirements, generally includes a lump sum payment to the Chief Executive Officer equal to 24 months of base compensation in the event his employment is involuntarily terminated, other than for cause or the executive terminates his employment with good reason, as defined in the severance agreement.

The Company has entered into change of control agreements with its Chief Financial Officer and the Chief Operating Officer. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.

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
Contingent liabilities for loans held for sale - In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $396,000 and $340,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2015 and December 31, 2014, respectively.

NOTE 10 – SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s business activity is with customers located in the greater Puget Sound area, and since the fourth quarter of 2014, one loan production office located in the Tri-Cities, Washington. The Company originates real estate and consumer loans and has concentrations in these areas. Generally, loans are secured by deposit accounts, personal property, or real estate. Rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

NOTE 11 – REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Company must meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of March 31, 2015 and December 31, 2014, the Bank was categorized as "well capitalized" under the newly implemented Basel III revised capital adequacy standards and relevant provisions of the Wall Street Reform and Consumer Protection Act ("Dodd Frank Act"). The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

The Bank’s capital amounts and ratios at March 31, 2015 and December 31, 2014 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total risk-based capital
(to risk-weighted assets)	$63,755	13.70%	$37,221	8.00%	$46,526	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$57,927	12.45%	$27,916	6.00%	$37,221	8.00%
Tier 1 leverage capital
(to average assets)	$57,927	11.20%	$20,690	4.00%	$25,863	5.00%
Common equity tier 1 capital (1)	$57,927	12.45%	$20,937	4.50%	$30,242	6.50%

As of December 31, 2014
Total risk-based capital
(to risk-weighted assets)	$60,978	14.68%	$33,223	8.00%	$41,529	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$55,770	13.43%	$16,611	4.00%	$24,917	6.00%
Tier 1 leverage capital
(to average assets)	$55,770	11.17%	$19,965	4.00%	$24,956	5.00%
 (1) The CET1 ratio is a new regulatory capital ratio required for the quarter ended March 31, 2015.

Regulatory capital levels reported above at the Bank differ from the Company's total equity, computed in accordance with U.S. GAAP with $10.0 million of additional capital held at the holding company.

	Company		Bank
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Equity	$68,199	$65,836	$58,216	$55,887
Unrealized loss on securities available-for-sale	(289)	(117)	(289)	(117)
Disallowed deferred tax assets	—	—	—	—
Disallowed servicing assets	—	—	—	—
Total Tier 1 capital	67,910	65,719	57,927	55,770
Allowance for loan and lease losses for regulatory capital purposes	5,828	5,208	5,828	5,208
Total risk-based capital	$73,738	$70,927	$63,755	$60,978

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

The regulatory capital ratios calculated for the Company as of March 31, 2015 were 12.9% for Tier 1 leverage-based capital, 14.6% for Tier 1 risk-based capital, 15.9% for total risk-based capital, and 14.6% for common equity Tier 1("CET1") capital ratio. The CET1 capital ratio is a new regulatory capital ratio required beginning for the quarter ended March 31, 2015.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. Consequently, the fair value of the Company's consolidated financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits, and by investing in securities with terms that mitigate the Company's overall interest rate risk.

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

Determination of Fair Market Values:

Securities - Securities available-for-sale are recorded at fair value on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid, and other market information, and for structured securities, cash flow, and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. Transfers between the fair value hierarchy are determined through the third-party service provider which, from time to time will transfer between levels based on market conditions per the related security. All models and processes used, take into account market convention (Levels 1 and 2).

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

Impaired Loans - Fair value adjustments to impaired collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models, which contain management’s assumptions (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Federal agency securities	$—	$5,435	$—	$5,435
Municipal bonds	—	16,193	—	16,193
Corporate securities	—	4,435	—	4,435
Mortgage-backed securities	—	15,395	—	15,395
Small Business Administration securities	—	3,089	—	3,089
Total	$—	$44,547	$—	$44,547

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Federal agency securities	$—	$5,845	$—	$5,845
Municipal bonds	—	16,161	—	16,161
Corporate securities	—	4,437	—	4,437
Mortgage-backed securities	—	20,244	—	20,244
Small Business Administration securities	—	2,057	—	2,057
Total	$—	$48,744	$—	$48,744

The following tables present the fair value of interest rate lock commitments with customers, forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at March 31, 2015 and December 31, 2014.

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
March 31, 2015	$—	$—	$1,026	$1,026
December 31, 2014	$—	$—	$396	$396

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2015	$—	$(364)	$(55)	$(419)
December 31, 2014	$—	$(194)	$12	$(182)

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2015	$—	$242	$—	$242
December 31, 2014	$—	$(207)	$—	$(207)

The following table presents the impaired loans measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014:

	Impaired Loans
	Level 1	Level 2	Level 3	Total
March 31, 2015	$—	$—	$1,590	$1,590
December 31, 2014	$—	$—	$856	$856

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at March 31, 2015 is shown in the following table:

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average Rate

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99.99%	82.99%
Forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99.99%	82.99%

NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0.00% - 18.0%	0.34%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,	Beginning Balance	Purchases and issuances	Sales and settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2015
Interest rate lock commitments with customers	$396	$3,147	$(2,517)	$1,026	$630
Forward sale commitments with investors	12	(60)	(8)	(56)	(68)

2014
Interest rate lock commitments with customers	$166	$1,042	$(849)	$359	$194
Forward sale commitments with investors	45	12	(34)	23	(22)

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

Servicing Rights – The fair value of mortgage, commercial and consumer servicing rights are estimated using net present value of expected cash flows using a third party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information, where appropriate (Level 3).

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

Off-Balance Sheet Instruments – The fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the customers. The majority of the Company’s off-balance sheet instruments consist of non-fee producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value. The fair value of loan lock commitments with customers and investors reflect an estimate of value based upon the interest rate lock date, the expected pull through percentage for the commitment, and the interest rate at year end (Levels 2 and 3).

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	March 31,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$16,402	$16,402	$20,098	$20,098
Level 2 inputs:
Securities available-for-sale, at fair value	44,547	44,547	48,744	48,744
Loans held for sale, at fair value	34,968	34,968	25,983	25,983
FHLB stock	1,942	1,942	1,650	1,650
Accrued interest receivable	1,813	1,813	1,558	1,558
Paired off commitments with investors	242	242	—	—
Level 3 inputs:
Loans receivable, net	416,070	453,792	387,174	433,885
Servicing rights	3,670	3,935	3,061	3,549
Fair value interest rate locks with customers	1,026	1,026	396	396
Forward sale commitments with investors	—	—	12	12
Financial Liabilities
Level 2 inputs:
Deposits	436,320	442,548	420,444	424,672
Borrowings	30,433	28,148	17,034	17,031
Accrued interest payable	24	24	24	24
Forward sale commitments with investors	364	364	194	194
Paired off commitments with investors	—	—	207	207
Level 3 inputs:
Forward sale commitments with investors	55	55	—	—

NOTE 13 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of the 2012 fiscal year. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFITS (Continued)

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2014, the ESOP paid the third annual installment of principal in the amount of $245,000, plus accrued interest of $50,000 pursuant to the ESOP loan. No payment of principal or interest was made during the three months ended March 31, 2015.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares and the shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended March 31, 2015 and March 31, 2014 was $123,000 and $110,000, respectively.

Shares held by the ESOP as of March 31, 2015 were as follows:

Balances
Allocated shares	77,141
Committed to be released shares	6,480
Unallocated shares	174,967
Total ESOP shares	258,588

Fair value of unallocated shares (in thousands)	$3,314

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EARNINGS PER SHARE (Continued)
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	At or For the Three Months Ended
	March 31,
	2015	2014

Numerator:
Net income (in thousands)	$2,070	$875

Denominator:
Basic weighted average common shares outstanding	2,935,553	3,039,237

Dilutive restricted stock grants	29,766	—
Diluted weighted average common shares outstanding	2,965,319	3,039,237
Basic earnings per share	$0.71	$0.29

Diluted earnings per share	$0.70	$0.29
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	8,160	—

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Options to purchase 322,000 common stock shares at $16.89 per share were outstanding at March 31, 2015, and were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.
The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share. There were 174,967 shares in the ESOP that were not committed to be released as of March 31, 2015.
NOTE 15 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan ("Plan"). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $182,000 and none for the three months ended March 31, 2015, and March 31, 2014, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 324,013 shares to Company directors and employees. Option awards are granted with an exercise price equal to the market price of FS Bancorp's common stock at the grant date,

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK-BASED COMPENSATION (Continued)

May 8, 2014, of $16.89 per share. These option awards were granted as non-qualified stock options, having a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The fair value of each option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company became a publicly held company in July 2012, therefore historical data was not available to calculate the volatility for FS Bancorp stock. Given this limitation, management utilized a proxy to determine the expected volatility of FS Bancorp’s stock. The proxy chosen was the NASDAQ Bank Index, or NASDAQ Bank (NASDAQ symbol: BANK). This index provides the volatility of the banking sector for NASDAQ traded banks. The majority of smaller banks are traded on the NASDAQ given the costs and daily interaction required with trading on the New York Stock Exchange. The Company utilized the comparable Treasury rate for the discount rate associated with the stock options granted. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 6.5 years.

A summary of the Company's stock option plan awards during the three months ended March 31, 2015 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2015	322,000	$16.89	9.36	$437,920
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	—	—		—
Outstanding at March 31, 2015	322,000	$16.89	9.11	$795,340

Expected to vest, assuming a 0.31% annual forfeiture rate	319,902	$16.89	9.11	$790,157

Exercisable at March 31, 2015	—	$—		$—
For the three months ended March 31, 2015, there was $957,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.1 years.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK-BASED COMPENSATION (Continued)

A summary of the Company's nonvested awards during the three months ended March 31, 2015 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2015	125,105	$16.89	$2,113,023	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited or expired	—	—	—	—
Nonvested at March 31, 2015	125,105	$16.89	$2,113,023	$—

For the three months ended March 31, 2015, there was $1.7 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.5 years.

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

•
other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services and other risks described elsewhere in this Form 10-Q and our other reports filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014.

Any of the forward‑looking statements made in this Form 10-Q and in other public statements may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Forward looking statements are based upon management's beliefs and assumptions at the time they are made. The Company undertakes no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward looking statements.

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

The Company is relationship-driven delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and during the fourth quarter of 2014, one loan production office located in the Tri-Cities, Washington. The Company also maintains its long-standing indirect consumer lending platform which operates up and down the West Coast. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens our relationships within these markets.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans, and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. As of March 31, 2015, consumer loans represented 33.4% of the Company's total portfolio, down from 34.7% at December 31, 2014, as real estate loan originations have increased at a faster pace than consumer loan originations during the three months ended March 31, 2015.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $16.1 million, or 1,023 loans during the quarter ended March 31, 2015, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, and California with four contractors/dealers responsible for 58.1% of the funded loans dollar volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since the program's inception has originated

$173.3 million. During the three months ended March 31, 2015, the Company originated $6.2 million of consumer loans in California, and as of March 31, 2015, the Company had $21.1 million of consumer indirect solar loans outstanding that were originated in California. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans originated in California. As of March 31, 2015, the limit was $28.3 million.

The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area served by the Company. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $131.6 million of one-to-four-family mortgages during the first quarter of 2015, of which $111.7 million were sold to investors. Of the loans sold to investors, $71.7 million were sold to Fannie Mae, Freddie Mac, and/or Ginnie Mae with servicing rights retained for the purpose of developing these customer relationships. At March 31, 2015, one-to-four-family residential mortgage loans totaled $55.0 million, or 13.0%, of the gross loan portfolio, excluding loans held for sale of $35.0 million.
The Company generally underwrites the one-to-four-family loans based on the applicant’s ability to repay. This includes employment and credit history and the appraised value of the subject property. The Company lends up to 100% of the lesser of the appraised value or purchase price for one-to-four-family first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, the Company generally requires either private mortgage insurance or government sponsored insurance in order to mitigate the higher risk level associated with higher loan-to-value loans. Fixed-rate loans secured by one-to-four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise the borrower’s payments rise, increasing the potential for default. Properties securing the one-to-four-family loans are appraised by independent fee appraisers who are selected in accordance with industry and regulatory standards. The Company requires borrowers to obtain title and hazard insurance, and flood insurance, if necessary. Loans are generally underwritten to the secondary market guidelines with additional requirements as determined by the internal underwriting department.
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

Critical Accounting Policies and Estimates

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include the following:

Allowance for Loan Loss. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although the Company believes it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products, increases the complexity of the loan portfolio, and expands the Company's market area, management intends to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that its systematic methodology continues to be appropriate given our size and level of complexity.

Derivative and Hedging Activity. ASC 815, “Derivatives and Hedging,” requires that derivatives of the Company be recorded in the consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Company’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Income with offsets to other assets or other liabilities in the Consolidated Balance Sheets.

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

Deferred tax assets are attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Management determined there was no valuation allowance necessary at March, 31, 2015 and December 31, 2014.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Assets. Total assets increased $32.0 million, or 6.3%, to $541.7 million at March 31, 2015, from $509.8 million at December 31, 2014, primarily as a result of a $28.9 million, or 7.5% increase in net loans receivable, and a $9.0 million, or 34.6% increase in loans held for sale, partially offset by a $4.2 million, or 8.6% decrease in securities available-for-sale, and a $3.7 million, or 18.4% decrease in cash and cash equivalents. The increase in assets was funded by increases in deposits and borrowings.

Loans receivable, net increased $28.9 million, or 7.5% to $416.1 million at March 31, 2015, from $387.2 million at December 31, 2014. The increase in loans receivable, net was primarily a result of increases in construction and development loans of $12.8 million, one-to-four-family loans of $8.2 million, consumer loans of $4.6 million, and commercial real estate loans of $2.7 million.

Loans held for sale, consisting of one-to-four-family loans, increased by $9.0 million to $35.0 million at March 31, 2015, from $26.0 million at December 31, 2014. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes and from time to time, will sell California solar loans to generate noninterest income within its internal limits. During the quarter ended March 31, 2015, the Company sold $111.7 million of one-to-four-family mortgage loans to investors, compared to sales of $90.2 million for the preceding quarter and $33.4 million for the same quarter one year ago.

One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 35.0% to $131.6 million during the three months ended March 31, 2015, compared to $97.4 million for the three months ended December 31, 2014. The increase in originations was as a result of key production staff hired in the third and fourth quarters of 2014 and continued favorable market interest rates.

The allowance for loan losses at March 31, 2015 was $6.4 million, or 1.5% of gross loans receivable, compared to $6.1 million, or 1.5% of gross loans receivable, at December 31, 2014. Substandard loans increased $2.3 million, or 102.9% to $4.5 million at March 31, 2015, compared to $2.2 million at December 31, 2014, primarily due to one commercial business loan downgraded as a result of the financial performance of the borrower. Non-performing loans, consisting of non-accruing loans, increased $624,000, or 144.1%, to $1.1 million at March 31, 2015, from $433,000 at December 31, 2014. At March 31, 2015, non-performing loans consisted of $671,000 of commercial loans, $205,000 of indirect home improvement loans, $89,000 of home equity loans, $58,000 of one-to-four-family loans, $29,000 in solar loans, and $5,000 in other consumer loans. Non-performing loans to total gross loans increased to 0.3% at March 31, 2015, compared to 0.1% at December 31, 2014. The Company had no OREO at March 31, 2015 or at December 31, 2014. The Company had $777,000 and $783,000 in TDRs at March 31, 2015 and December 31, 2014, respectively, all of which were performing in accordance with their modified payment terms.

A summary of non-performing assets as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Non-performing assets:
Non-accrual loans	$1,057	$433
Other assets	13	—
Total non-performing assets	$1,070	$433

Liabilities. Total liabilities increased $29.6 million, or 6.7%, to $473.5 million at March 31, 2015, from $443.9 million at December 31, 2014. Deposits increased $15.9 million, or 3.8%, to $436.3 million at March 31, 2015, from $420.4 million at December 31, 2014. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $1.8 million, or 2.1% to $88.1 million as of March 31, 2015, from $86.3 million at December 31, 2014. Money market and savings accounts increased $3.7 million, or 2.1%, to $177.9 million at March 31, 2015, from $174.2 million at December 31, 2014. Time deposits increased $10.4 million, or 6.5% to $170.3 million at March 31, 2015, from $160.0 million at December 31, 2014. Non-retail deposits which include $26.7 million of brokered certificates of deposit, $15.4 million of online certificates of deposit, and $1.7 million of public funds, increased to $43.7 million as of March 31, 2015, compared to $36.4 million at December 31, 2014. The Company continues its focus on relationship deposit growth with new and existing customers as the primary source of funds for loan growth.

Total borrowings, which consisted of FHLB advances and Fed Funds purchased, increased $13.4 million, or 78.7%, to $30.4 million at March 31, 2015, from $17.0 million at December 31, 2014. The increase in borrowings was primarily due to funding loan growth through similar duration borrowings to manage interest rate risk.

Stockholders' Equity. Total stockholders' equity increased $2.4 million, or 3.6%, to $68.2 million at March 31, 2015, from $65.8 million at December 31, 2014. The increase in stockholders' equity was primarily a result of net income of $2.1 million, and an increase of $172,000 in accumulated other comprehensive income for the three months ended March 31, 2015. Book value per common share was $23.23 at March 31, 2015, compared to $22.48 at December 31, 2014.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

General. Net income for the three months ended March 31, 2015 compared to the same period in 2014, increased $1.2 million, or 136.7%, to $2.1 million for the three months ended March 31, 2015, from $875,000 for the three months ended March 31, 2014. The increase in net income was primarily a result of a $2.0 million, or 99.6% increase in noninterest income, a $1.6 million, or 28.5% increase in interest income, offset by a $1.4 million, or 27.5% increase in noninterest expense and a $207,000, or 34.0% increase in interest expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended March 31, 2015 and 2014:

Average Balances	For the Three Months Ended March 31,
	2015	2014
Assets
Loans receivable (1)	$438,222	$299,780
Securities available-for-sale, at fair value	46,746	65,164
Interest-bearing deposits at other financial institutions	16,282	36,108
Total interest-earning assets	501,250	401,052
Noninterest-earning assets	24,735	22,085
Total assets	$525,985	$423,137

Liabilities and Stockholders' Equity
Interest-bearing deposits	$369,719	$293,448
Borrowings	25,162	16,547
Total interest-bearing liabilities	394,881	309,995
Noninterest-bearing deposits	59,161	46,751
Other noninterest-bearing liabilities	5,771	3,808
Stockholders' equity	66,172	62,583
Total liabilities and stockholders' equity	$525,985	$423,137
(1) Includes loans held for sale

Net Interest Income. Net interest income increased $1.4 million, or 27.8%, to $6.3 million for the three months ended March 31, 2015, from $4.9 million for the three months ended March 31, 2014. The increase in net interest income was attributable to a $1.6 million, or 31.6% increase in loans receivable interest income primarily due to an increase in the average loans receivable balance, offset by a $207,000 or 34.0% increase in interest expense, primarily due to increases in the average balances of interest-bearing deposits and borrowings as compared to the same period last year.

The net interest margin ("NIM") increased 11 basis points to 5.07% for the three months ended March 31, 2015, from 4.96% for the same period in the prior year. The increased NIM reflects growth in loans that have higher yields than investment securities and cash. Growth in diversified lending types is expected to pressure the NIM as real estate and business loans have a lower yield than consumer loan products. As a percentage, consumer loans to total loans were 33.4% at March 31, 2015, compared to 39.8% at March 31, 2014. The average cost of funds increased four basis points to 0.73% for the three months ended March 31, 2015, from 0.69% for the three months ended March 31, 2014.  Deposit costs increased due to interest-bearing deposit promotions which generated additional funds for loan growth.

Interest Income. Interest income for the three months ended March 31, 2015, increased $1.6 million, or 28.5%, to $7.1 million from $5.5 million for the three months ended March 31, 2014. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $438.2 million for the three months ended March 31, 2015, compared to $299.8 million for the three months ended March 31, 2014. The average yield on interest-earning assets increased 16 basis points to 5.73% for the three months ended March 31, 2015, compared to 5.57% for the three months ended March 31, 2014.

Interest Expense. Interest expense increased $207,000 or 34.0%, to $815,000 for the three months ended March 31, 2015, from $608,000 for the same period of the prior year. The increase during the period was primarily attributable to the $84.9 million, or 27.4% increase in the average balance of total interest-bearing liabilities to $394.9 million for the quarter ended March 31, 2015, from $310.0 million for the quarter ended March 31, 2014. The average cost of funds increased four basis points to 0.73% for the three months ended March 31, 2015, compared to 0.69% for the three months ended March 31, 2014. The increase was primarily due to growth in interest-bearing deposits.

Provision for Loan Losses.  The provision for loan losses was $600,000 for the three months ended March 31, 2015, compared to $450,000 for the three months ended March 31, 2014. The $150,000 increase in the provision during the current quarter over the comparable quarter last year is due to the significant increase in commercial real estate loans, including construction and development loans, compared to the same quarter one year ago. Substandard loans increased $3.5 million, or 340.0% to $4.5 million for the three months ended March 31, 2015, compared to $1.0 million for the same period last year. During the three months ended March 31, 2015, net charge-offs totaled $285,000 compared to $299,000 during the same period last year.

Noninterest Income. Noninterest income increased $2.0 million, or 99.6%, to $4.1 million for the three months ended March 31, 2015, from $2.0 million for the three months ended March 31, 2014. The increase during the period was primarily due to an increase of $1.8 million in gain on sale of loans to investors. One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 250.0% to $131.6 million during the quarter ended March 31, 2015, compared to $37.6 million for the same quarter one year ago. The increase in originations was attributed to continued low rates during the first quarter and new loan production employees hired in the second half of 2014. Purchase production increased with $69.2 million in closed purchase loans for the three months ended March 31, 2015, up from $29.2 million for the three months ended March 31, 2014. Refinances increased by $53.4 million, or 605.2% to $62.2 million for the three months ended March 31, 2015, from $8.8 million for the same period last year.

Noninterest Expense. Noninterest expense increased $1.4 million, or 27.5%, to $6.6 million for the three months ended March 31, 2015, from $5.2 million for the three months ended March 31, 2014. Changes in noninterest expense included a $827,000, or 26.5% increase in salaries and benefits, including commissions and incentives for loan production staff, as well as compensation associated with the equity incentive plan, a $417,000, or 76.4% increase in operations costs resulting from the significant $275,000 decrease recognized in the prior year’s first quarter for the Washington State B&O excise tax refund, a $72,000, or 25.1% increase in data processing associated with the continued investment in increasing the lending and deposit franchise, a $63,000, or 20.7% increase in professional and board fees due to costs associated with the equity incentive plan for the Board of Directors, and a $36,000, or 9.0% increase in occupancy expense.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 64.0% for the three months ended March 31, 2015, compared to 74.7% for the three months ended March 31, 2014, primarily as a result of an increase in noninterest income.

Provision for Income Tax. For the three months ended March 31, 2015, the Company recorded a provision for income tax expense of $1.1 million on pre-tax income as compared to $433,000 for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 and 2014 was 33.8% and 33.1%, respectively.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit runoff that may occur in the normal course of business. The Company relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, purchases of Fed Funds. sale of securities available-for-sale, cash flows from loan payments, sales of one-to-four-family loans held for sale, and maturing securities.

As of March 31, 2015, the Bank's total borrowing capacity was $66.8 million with the FHLB of Seattle, with unused borrowing capacity of $39.7 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. As of March 31, 2015, the Bank held approximately $134.7 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Seattle, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $71.4 million, and a combined credit limit of $40.0 million in written Fed Funds lines of credit through correspondent banking relationships as of March 31, 2015. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. As of March 31, 2015, the Bank held approximately $135.0 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

As of March 31, 2015, $27.0 million in FHLB advances and $3.4 million in Fed Funds purchased were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit. The Bank's Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $87.5 million as of March 31, 2015. Total brokered deposits as of March 31, 2015 were $26.7 million.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2015, the approved outstanding loan commitments, including unused lines of credit, amounted to $205.4 million. Certificates of deposit scheduled to mature in three months or less at March 31, 2015, totaled $17.4 million. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank. For additional information see the Consolidated Statements of Cash Flows in Part I. Item 1 of this report.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at March 31, 2015, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at March 31, 2015, the Bank was considered to be "well capitalized". At March 31, 2015, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ("CET1") ratios of 11.2%, 12.5%, 13.7%, and 12.5, respectively. The CET1 ratio is a new regulatory capital ratio required beginning for the quarter ended March 31, 2015. For additional information regarding the Bank's regulatory capital compliance, see the discussion included in Note 11 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $500 million in assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $500 million or more in assets, at March 31, 2015, the Company would have exceeded all regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Not applicable

(b)     Not applicable

The following table summarizes common stock repurchases during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January 1, 2015 - January 31, 2015	—	$—	—	—
February 1, 2015 - February 28, 2015	—	—	—	—
March 1, 2015 - March 31, 2015	—	—	—	—
Total	—	$—	—	—

On May 9, 2014 the Company announced that its Board of Directors authorized the repurchase of up to 129,605 shares of the Company's common stock, or 4% of the Company's outstanding shares, which is being used to fund grants of restricted stock under the Company's 2013 Equity Incentive Plan. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Not applicable.

Item 6.        Exhibits

3.1    Articles of Incorporation of FS Bancorp, Inc. (1)

3.2    Bylaws of FS Bancorp, Inc. (1)

4.1    Form of Common Stock Certificate of FS Bancorp, Inc. (1)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-192990) filed on December 20, 2013, and incorporated by reference.

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

FS BANCORP, INC.

Date: May 8, 2015	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: May 8, 2015	By:	/s/Matthew D. Mullet
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.