Form 10-Q
period 2015-06-30
FS Bancorp, Inc.
filed 2015-08-07
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015    OR

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 5, 2015, there were 3,240,620 outstanding shares of the registrant's common stock.

FS Bancorp, Inc.
Form 10-Q
As used in this report, the terms "we," "our," and "us," and "Company" refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to "Bank" in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$2,114	$10,799
Interest-bearing deposits at other financial institutions	11,688	9,299
Securities available-for-sale, at fair value	50,414	48,744
Loans held for sale, at fair value	41,039	25,983
Loans receivable, net	432,265	387,174
Accrued interest receivable	1,772	1,558
Premises and equipment, net	13,953	13,584
Federal Home Loan Bank ("FHLB") stock, at cost	1,412	1,650
Bank owned life insurance ("BOLI")	6,650	6,556
Servicing rights, held at the lower of cost or fair value	4,569	3,061
Other assets	2,713	1,346
TOTAL ASSETS	$568,589	$509,754

LIABILITIES
Deposits
Noninterest-bearing accounts	$68,558	$56,734
Interest-bearing accounts	401,950	363,710
Total deposits	470,508	420,444
Borrowings	20,269	17,034
Other liabilities	6,957	6,440
Total liabilities	497,734	443,918
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,240,620 shares issued and outstanding at June 30, 2015, and 3,235,625 at December 31, 2014	32	32
Additional paid-in capital	30,011	29,450
Retained earnings	42,592	38,125
Accumulated other comprehensive (loss) income, net of tax	(24)	117
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(1,756)	(1,888)
Total stockholders' equity	70,855	65,836
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$568,589	$509,754

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans receivable including fees	$7,494	$5,493	$14,312	$10,674
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	281	356	545	686
Total interest and dividend income	7,775	5,849	14,857	11,360
INTEREST EXPENSE
Deposits	812	594	1,559	1,144
Borrowings	72	63	139	121
Total interest expense	884	657	1,698	1,265
NET INTEREST INCOME	6,891	5,192	13,159	10,095
PROVISION FOR LOAN LOSSES	600	450	1,200	900
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,291	4,742	11,959	9,195
NONINTEREST INCOME
Service charges and fee income	500	446	924	844
Gain on sale of loans	4,606	1,794	7,933	3,302
Gain on sale of investment securities	—	10	76	10
Earnings on cash surrender value of BOLI	48	46	95	92
Other noninterest income	124	160	321	260
Total noninterest income	5,278	2,456	9,349	4,508
NONINTEREST EXPENSE
Salaries and benefits	4,216	3,240	8,166	6,363
Operations	1,128	926	2,091	1,472
Occupancy	456	403	891	801
Data processing	393	300	751	588
Other real estate owned ("OREO") fair value impairments, net of (gain) loss on sales	—	(1)	—	30
OREO (income) expense	—	(29)	—	3
Loan costs	417	391	750	696
Professional and board fees	423	298	790	602
FDIC insurance	82	62	160	125
Marketing and advertising	145	125	275	232
Impairment (recovery) on servicing rights	1	(1)	—	(1)
Total noninterest expense	7,261	5,714	13,874	10,911
INCOME BEFORE PROVISION FOR INCOME TAXES	4,308	1,484	7,434	2,792
PROVISION FOR INCOME TAXES	1,514	498	2,570	931
NET INCOME	$2,794	$986	$4,864	$1,861
Basic earnings per share	$0.94	$0.33	$1.65	$0.62
Diluted earnings per share	$0.93	$0.33	$1.63	$0.62

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$2,794	$986	$4,864	$1,861
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available-for-sale:
Unrealized holding (loss) gain arising during period	(474)	802	(138)	1,344
Income tax benefit (provision) related to unrealized (loss) gain	161	(272)	47	(457)
Reclassification adjustment for realized gains included in net income	—	(10)	(76)	(10)
Income tax provision related to reclassification for realized gains	—	3	26	3
Other comprehensive (loss) income, net of tax	(313)	523	(141)	880
COMPREHENSIVE INCOME	$2,481	$1,509	$4,723	$2,741

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts) (Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Unearned ESOP Shares	Total Stockholders' Equity
BALANCE, January 1, 2014	3,240,125	$32	$30,097	$35,215	$(898)	$(2,133)	$62,313
Net income	—	—	—	1,861	—	—	1,861
Dividends paid ($0.11 per share)	—	—	—	(341)	—	—	(341)
Share-based compensation	—	—	110	—	—	—	110
Restricted stock awards	125,105	—	(1)	—	—	—	(1)
Common stock repurchased	(129,605)	—	(1,295)	(927)	—	—	(2,222)
Other comprehensive income, net of tax	—	—	—	—	880	—	880
ESOP cash distribution	—	—	(35)	—	—	—	(35)
ESOP shares allocated	—	—	87	—	—	132	219
BALANCE, June 30, 2014	3,235,625	$32	$28,963	$35,808	$(18)	$(2,001)	$62,784

BALANCE, January 1, 2015	3,235.625	$32	$29,450	$38,125	$117	$(1,888)	$65,836
Net income	—	—	—	4,864	—	—	4,864
Dividends paid ($0.12 per share)	—	—	—	(397)	—	—	(397)
Share-based compensation	—	—	373	—	—	—	373
Common stock repurchased	(4,605)	—	(101)	—	—	—	(101)
Stock options exercised	9,600	—	162	—	—	—	162
Other comprehensive loss, net of tax	—	—	—	—	(141)	—	(141)
ESOP shares allocated	—	—	127	—	—	132	259
BALANCE, June 30, 2015	3,240,620	$32	$30,011	$42,592	$(24)	$(1,756)	$70,855

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net income	$4,864	$1,861
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,200	900
Depreciation, amortization and accretion	957	1,677
Compensation expense related to stock options and restricted stock awards	373	110
ESOP compensation expense for allocated shares	259	219
Provision for deferred income taxes	—	816
Increase in cash surrender value of BOLI	(95)	(92)
Gain on sale of loans held for sale	(7,933)	(2,741)
Gain on sale of portfolio loans	—	(561)
Origination of loans held for sale	(296,744)	(103,425)
Proceeds from sale of loans held for sale	287,763	100,887
Gain on sale of investment securities	(76)	(10)
Gain on sale of OREO	—	(10)
Recovery of loss on servicing rights	—	(1)
Impairment loss on other real estate owned	—	40
Changes in operating assets and liabilities
Accrued interest receivable	(214)	(105)
Other assets	(1,365)	(461)
Other liabilities	589	708
Net cash used by operating activities	(10,422)	(188)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	4,178	11,720
Maturities, prepayments, sales, and calls	2,727	7,964
Purchases	(8,907)	(20,673)
Maturities of interest-bearing time deposits	248	—
Purchase of interest-bearing time deposits	(3,224)	(250)
Loan originations and principal collections, net	(46,120)	(58,734)
Proceeds from sale of portfolio loans	—	12,849
Proceeds from sale of OREO	—	2,454
Purchase of premises and equipment, net	(952)	(447)
FHLB stock purchased	(1,226)	—
FHLB stock redeemed	1,464	32
Net cash used by investing activities	(51,812)	(45,085)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	50,064	14,768
Proceeds from borrowings	199,737	30,207
Repayments of borrowings	(196,502)	(29,319)
Dividends paid	(397)	(341)
Proceeds from stock options exercised	162	—
Common stock repurchased	(101)	(2,222)
Net cash from financing activities	52,963	13,093
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,271)	(32,180)
CASH AND CASH EQUIVALENTS, beginning of period	15,555	38,459
CASH AND CASH EQUIVALENTS, end of period	$6,284	$6,279
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,700	$1,262
Income taxes	$2,151	$175
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized (loss) gain on investment securities	$(214)	$1,334
Property received in settlement of loans	$—	$445
See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank”) in connection with the Bank's conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with seven branches and four loan production offices in suburban communities in the greater Puget Sound area, and one loan production office in the most recently entered market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals.

Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements do not contain all necessary disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("SEC") on March 27, 2015.  These unaudited consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to U.S. GAAP and have been reflected as required by Article 10 of Regulation S-X as promulgated by the SEC.  The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other future period. Amounts presented in the financial statements and footnote tables are rounded and presented in thousands of dollars except per share amounts. In the narrative footnote discussion, amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2015 presentation with no change to net income or stockholders' equity previously reported.

Conversion and Change in Corporate Form – On July 9, 2012, in accordance with a Plan of Conversion (the "Plan") adopted by its Board of Directors and as approved by its depositors and borrower members, the Bank (i) converted from a mutual savings bank to a stock savings bank, and (ii) became the wholly-owned subsidiary of FS Bancorp, Inc., a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve"). In connection with the conversion, FS Bancorp, Inc. issued an aggregate of 3,240,125 shares of common stock at an offering price of $10.00 per share for gross proceeds of $32.4 million. From the proceeds, the Company made a capital contribution of $15.5 million to the Bank. The Bank is using this additional capital for lending and investment activities and for general and other corporate purposes subject to regulatory limitations. The cost of conversion and the issuance of capital stock was approximately $2.5 million, which was deducted from the proceeds of the offering.

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

Subsequent Events – The Company has evaluated events and transactions subsequent to June 30, 2015, for potential recognition or disclosure.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco ("Federal Reserve Bank"). Cash and cash equivalents with a cost basis of $6.3 million and $15.6 million as of June 30, 2015 and December 31, 2014, respectively, have a maturity of 90 days or less at the time of purchase. As of June 30, 2015 the Company had no cash deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits and as of December 31, 2014, the Company had cash deposits at other financial institutions in excess of FDIC insured limits. However, as the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal.

The Company held interest-bearing deposits at other financial institutions with a cost basis of $11.7 million, including $3.9 million at the Federal Reserve Bank, as of June 30, 2015, and $9.3 million, including $4.7 million at the Federal Reserve Bank, as of December 31, 2014. Certificates of deposits in the amount of $7.5 million and $4.5 million with original maturity dates greater than 90 days were excluded from cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement does include a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This ASU is not expected to have a material effect on the Company's consolidated financial statements.

In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Improvements. On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification (‘Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of this ASU. ASU 2015-10 did not have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$6,075	$—	$(153)	$5,922
Municipal bonds	16,927	262	(58)	17,131
Corporate securities	4,495	6	(58)	4,443
Mortgage-backed securities	19,928	77	(146)	19,859
Small Business Administration securities	3,026	33	—	3,059
Total securities available-for-sale	$50,451	$378	$(415)	$50,414

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$5,998	$3	$(156)	$5,845
Municipal bonds	15,886	326	(51)	16,161
Corporate securities	4,495	—	(58)	4,437
Mortgage-backed securities	20,169	132	(57)	20,244
Small Business Administration securities	2,019	38	—	2,057
Total securities available-for-sale	$48,567	$499	$(322)	$48,744

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

Investment securities that were in an unrealized loss position as of June 30, 2015 and December 31, 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$2,031	$(48)	$3,891	$(105)	$5,922	$(153)
Municipal bonds	4,202	(38)	286	(20)	4,488	(58)
Corporate securities	1,989	(11)	1,454	(47)	3,443	(58)
Mortgage-backed securities	9,994	(91)	2,266	(55)	12,260	(146)
Total securities available-for-sale	$18,216	$(188)	$7,897	$(227)	$26,113	$(415)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$—	$—	$4,840	$(156)	$4,840	$(156)
Municipal bonds	950	(2)	2,266	(49)	3,216	(51)
Corporate securities	2,977	(18)	1,460	(40)	4,437	(58)
Mortgage-backed securities	3,776	(2)	3,648	(55)	7,424	(57)
Total securities available-for-sale	$7,703	$(22)	$12,214	$(300)	$19,917	$(322)

There were 19 investments with unrealized losses of less than one year, and eight investments with unrealized losses of more than one year at June 30, 2015. There were eight investments with unrealized losses of less than one year, and 13 investments with unrealized losses of more than one year as of December 31, 2014. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities. No other-than-temporary impairment was recorded for the three and six months ended June 30, 2015 and 2014.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at June 30, 2015 were as follows:

	June 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$1,000	$999
Due after one year through five years	6,279	6,297
Due after five years through ten years	19,065	18,965
Due after ten years	24,107	24,153
Total	$50,451	$50,414

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Proceeds	Gross Gains	Gross (Losses)	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$—	$—	$—	$4,178	$76	$—

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Proceeds	Gross Gains	Gross (Losses)	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$11,720	$64	$(54)	$11,720	$64	$(54)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
	2015	2014
REAL ESTATE LOANS
Commercial	$44,813	$42,970
Construction and development	63,624	57,813
Home equity	16,411	15,737
One-to-four-family (excludes held for sale loans)	67,143	46,801
Multi-family	22,851	16,201
Total real estate loans	214,842	179,522
CONSUMER LOANS
Indirect home improvement	101,791	99,304
Solar	24,713	18,162
Marine	20,572	16,713
Automobile	643	674
Recreational	386	441
Home improvement	251	329
Other	1,175	1,184
Total consumer loans	149,531	136,807
COMMERCIAL BUSINESS LOANS	75,595	77,881
Total loans receivable, gross	439,968	394,210
Allowance for loan losses	(6,927)	(6,090)
Deferred costs, fees, and discounts, net	(776)	(946)
Total loans receivable, net	$432,265	$387,174

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

Construction and Development Lending. Loans originated by the Company for the construction of, and secured by, commercial real estate, one-to-four-family, and multi-family residences and tracts of land for development that are not pre-sold.

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences in our market areas.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

One-to-Four-Family Real Estate Lending. Loans originated by the Company secured by first mortgages on one-to-four-family residences in our market areas that the Company intends to hold (excludes held for sale loans).

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

Other Consumer and Home Improvement. Loans originated by the Company, including direct home improvement loans, loans on deposits, and other consumer loans, primarily consisting of personal lines of credit.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and six months ended June 30, 2015 and 2014:

	At or For the Three Months Ended June 30, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,125	$1,438	$2,134	$708	$6,405
Provision for loan losses	119	187	45	249	600
Charge-offs	(57)	(328)	(34)	—	(419)
Recoveries	191	147	3	—	341
Net recoveries (charge-offs)	134	(181)	(31)	—	(78)
Ending balance	$2,378	$1,444	$2,148	$957	$6,927
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	2,378	1,444	2,148	957	6,927
Ending balance	$2,378	$1,444	$2,148	$957	$6,927
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,468	$—	$—	$—	$1,468
Loans collectively evaluated for impairment	213,374	149,531	75,595	—	438,500
Ending balance	$214,842	$149,531	$75,595	$—	$439,968

	At or For the Six Months Ended June 30, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,872	$1,431	$1,184	$1,603	$6,090
Provision for loan losses	563	290	993	(646)	1,200
Charge-offs	(248)	(745)	(34)	—	(1,027)
Recoveries	191	468	5	—	664
Net charge-offs	(57)	(277)	(29)	—	(363)
Ending balance	$2,378	$1,444	$2,148	$957	$6,927
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	2,378	1,444	2,148	957	6,927
Ending balance	$2,378	$1,444	$2,148	$957	$6,927
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,468	$—	$—	$—	$1,468
Loans collectively evaluated for impairment	213,374	149,531	75,595	—	438,500
Ending balance	$214,842	$149,531	$75,595	$—	$439,968

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or For the Three Months Ended June 30, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,465	$1,462	$1,036	$1,280	$5,243
Provision for loan losses	(76)	503	662	(639)	450
Charge-offs	(3)	(386)	—	—	(389)
Recoveries	61	183	—	—	244
Net recoveries (charge-offs)	58	(203)	—	—	(145)
Ending balance	$1,447	$1,762	$1,698	$641	$5,548
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$4	$—	$4
Loans collectively evaluated for impairment	1,447	1,762	1,694	641	5,544
Ending balance	$1,447	$1,762	$1,698	$641	$5,548
LOANS RECEIVABLE
Loans individually evaluated for impairment	$627	$—	$45	$—	$672
Loans collectively evaluated for impairment	138,541	128,492	64,539	—	331,572
Ending balance	$139,168	$128,492	$64,584	$—	$332,244

	At or For the Six Months Ended June 30, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,963	$1,512	$800	$817	$5,092
Provision for loan losses	(449)	552	973	(176)	900
Charge-offs	(147)	(637)	(75)	—	(859)
Recoveries	80	335	—	—	415
Net charge-offs	(67)	(302)	(75)	—	(444)
Ending balance	$1,447	$1,762	$1,698	$641	$5,548
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$4	$—	$4
Loans collectively evaluated for impairment	1,447	1,762	1,694	641	5,544
Ending balance	$1,447	$1,762	$1,698	$641	$5,548
LOANS RECEIVABLE
Loans individually evaluated for impairment	$627	$—	$45	$—	$672
Loans collectively evaluated for impairment	138,541	128,492	64,539	—	331,572
Ending balance	$139,168	$128,492	$64,584	$—	$332,244

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to the aging analysis of past due loans at June 30, 2015 and December 31, 2014 is summarized as follows:

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Non-Accrual	Total Past Due	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$544	$544	$44,269	$44,813
Construction and development	—	—	—	—	63,624	63,624
Home equity	43	100	197	340	16,071	16,411
One-to-four-family	—	—	55	55	67,088	67,143
Multi-family	—	—	—	—	22,851	22,851
Total real estate loans	43	100	796	939	213,903	214,842
CONSUMER LOANS
Indirect home improvement	430	223	194	847	100,944	101,791
Solar	—	—	38	38	24,675	24,713
Marine	31	—	—	31	20,541	20,572
Automobile	26	—	—	26	617	643
Recreational	—	—	—	—	386	386
Home improvement	—	—	—	—	251	251
Other	2	11	—	13	1,162	1,175
Total consumer loans	489	234	232	955	148,576	149,531
COMMERCIAL BUSINESS LOANS	—	—	—	—	75,595	75,595
Total loans	$532	$334	$1,028	$1,894	$438,074	$439,968

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Non-Accrual	Total Past Due	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$42,970	$42,970
Construction and development	—	—	—	—	57,813	57,813
Home equity	159	196	61	416	15,321	15,737
One-to-four-family	—	—	73	73	46,728	46,801
Multi-family	—	—	—	—	16,201	16,201
Total real estate loans	159	196	134	489	179,033	179,522
CONSUMER LOANS
Indirect home improvement	501	277	250	1,028	98,276	99,304
Solar	—	—	29	29	18,133	18,162
Marine	81	—	19	100	16,613	16,713
Automobile	13	—	—	13	661	674
Recreational	—	—	—	—	441	441
Home improvement	—	6	—	6	323	329
Other	15	14	1	30	1,154	1,184
Total consumer loans	610	297	299	1,206	135,601	136,807
COMMERCIAL BUSINESS LOANS	—	—	—	—	77,881	77,881
Total loans	$769	$493	$433	$1,695	$392,515	$394,210

There were no loans 90 days or more past due and still accruing at June 30, 2015 and December 31, 2014.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$544	$—	$544	$—	$544
Home equity	132	—	132	—	132
One-to-four-family	859	(67)	792	—	792
Total real estate loans	$1,535	$(67)	$1,468	$—	$1,468

	December 31, 2014
	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
WITH NO RELATED ALLOWANCE RECORDED
One-to-four-family	$885	$(67)	$818	$—	$818
WITH AN ALLOWANCE RECORDED
Commercial business loans	40	(2)	38	(6)	32
Total	$925	$(69)	$856	$(6)	$850

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$767	$22	$—	$—
Home equity	153	1	—	—
One-to-four-family	796	11	631	8
Subtotal real estate loans	1,716	34	631	8

WITH AN ALLOWANCE RECORDED
Commercial business loans	12	—	46	1
Total	$1,728	$34	$677	$9

	Six Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$992	$38	$—	$—
Home equity	131	4	—	—
One-to-four-family	798	26	634	17
Subtotal real estate loans	1,921	68	634	17

WITH AN ALLOWANCE RECORDED
Commercial business loans	25	—	48	2
Total	$1,946	$68	$682	$19

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$44,269	$—	$—	$544	$—	$—	$44,813
Construction and development	62,311	1,313	—	—	—	—	63,624
Home equity	16,214	—	—	197	—	—	16,411
One-to-four-family	66,563	—	—	580	—	—	67,143
Multi-family	22,851	—	—	—	—	—	22,851
Total real estate loans	212,208	1,313	—	1,321	—	—	214,842
CONSUMER LOANS
Indirect home improvement	101,559	—	—	232	—	—	101,791
Solar	24,713	—	—	—	—	—	24,713
Marine	20,572	—	—	—	—	—	20,572
Automobile	643	—	—	—	—	—	643
Recreational	386	—	—	—	—	—	386
Home improvement	251	—	—	—	—	—	251
Other	1,175	—	—	—	—	—	1,175
Total consumer loans	149,299	—	—	232	—	—	149,531
COMMERCIAL BUSINESS LOANS	61,212	2,929	9,157	2,297	—	—	75,595
Total loans	$422,719	$4,242	$9,157	$3,850	$—	$—	$439,968

	December 31, 2014
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$41,559	$545	$—	$866	$—	$—	$42,970
Construction and development	57,813	—	—	—	—	—	57,813
Home equity	15,676	—	—	61	—	—	15,737
One-to-four-family	46,200	—	—	601	—	—	46,801
Multi-family	16,201	—	—	—	—	—	16,201
Total real estate loans	177,449	545	—	1,528	—	—	179,522
CONSUMER LOANS
Indirect home improvement	99,054	—	—	250	—	—	99,304
Solar	18,133	—	—	29	—	—	18,162
Marine	16,694	—	—	19	—	—	16,713
Automobile	674	—	—	—	—	—	674
Recreational	441	—	—	—	—	—	441
Home improvement	329	—	—	—	—	—	329
Other	1,183	—	—	1	—	—	1,184
Total consumer loans	136,508	—	—	299	—	—	136,807
COMMERCIAL BUSINESS LOANS	68,687	2,020	6,795	379	—	—	77,881
Total loans	$382,644	$2,565	$6,795	$2,206	$—	$—	$394,210

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had three TDR loans on accrual and included in impaired loans at June 30, 2015, and four TDR loans at December 31, 2014. In addition, the Company had no TDR loans on non-accrual, and had no commitments to lend additional funds on these restructured loans at June 30, 2015, and December 31, 2014.

A summary of TDR loan balances at the dates indicated is as follows:

	June 30,	December 31,
	2015	2014
TDR loans still on accrual	$737	$783
TDR loans on non-accrual	—	—
Total TDR loan balances	$737	$783

There were no TDRs recorded in the twelve months prior to June 30, 2015 and 2014, that subsequently defaulted in the three or six months ended June 30, 2015 and 2014.

NOTE 4 – SERVICING RIGHTS

Loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balances of mortgage, commercial, and consumer loans serviced for others were $495.2 million and $345.9 million at June 30, 2015 and December 31, 2014, respectively. The fair market value of the servicing rights’ asset was $5.7 million and $3.5 million at June 30, 2015 and December 31, 2014, respectively.

The following tables summarize servicing rights activity for the three and six months ended June 30, 2015 and 2014:

	At or For the Three Months Ended June 30,
	2015	2014
Beginning balance	$3,670	$2,134
Additions	1,117	313
Mortgage, commercial, and consumer servicing rights amortized	(217)	(112)
(Impairment) recovery on servicing rights	(1)	1
Ending balance	$4,569	$2,336

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SERVICING RIGHTS (Continued)

	At or For the Six Months Ended June 30,
	2015	2014
Beginning balance	$3,061	$2,093
Additions	1,902	489
Mortgage, commercial, and consumer servicing rights amortized	(394)	(247)
Recovery of loss on servicing rights	—	1
Ending balance	$4,569	$2,336

Fair value adjustments to mortgage, commercial, and consumer servicing rights were mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. Valuation assumptions used in determining the fair value of servicing rights at the dates indicated are as follows:

	At June 30,
	2015	2014
Key assumptions:
Weighted average discount rate	8.5%	8.5%
Conditional prepayment rate ("CPR")	10.4%	9.8%
Weighted average life in years	7.2	7.3

The Company recorded $281,000 and $172,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended June 30, 2015 and 2014, respectively, and $514,000 and $334,000 for the six months ended June 30, 2015 and 2014, respectively, which is reported in noninterest income.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVES (Continued)

The following tables summarize the Company's derivative instruments as of the dates indicated:

	June 30, 2015
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$43,573	$934	$—
Mandatory and best effort forward commitments with investors	23,305	110	—
Forward TBA mortgage-backed securities	58,000	292	—
TBA mortgage-backed securities forward sales paired off with investors	26,000	331	—

	December 31, 2014
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$16,516	$396	$—
Mandatory and best effort forward commitments with investors	10,763	12	—
Forward TBA mortgage-backed securities	30,000	—	194
TBA mortgage-backed securities forward sales paired off with investors	29,000	—	207

The income on derivatives from fair value changes recognized in other noninterest income on the consolidated statements of income, included in gain on sale of loans was $417,000 and $110,000 for the three months ended June 30, 2015 and 2014, respectively, and $1.5 million and $322,000 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three and six months ended June 30, 2015 and 2014:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$—	$535	$—	$2,075
Additions	—	—	—	445
Fair value impairments	—	—	—	(40)
Disposition of assets	—	(499)	—	(2,444)
Ending balance	$—	$36	$—	$36

There were no OREO properties at June 30, 2015, and one property located in the State of Washington with a balance of $36,000 at June 30, 2014. For the three months ended June 30, 2015 and 2014, the Company recorded no net gain or loss, and a $1,000 net gain on disposals of OREO, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded no net gain or loss, and a $10,000 net gain, respectively, on disposals of OREO. Holding costs or (recovery) associated with OREO were none and $(29,000) for the three months ended June 30, 2015 and 2014, respectively, and none and $3,000 for the six months ended June 30, 2015 and 2014, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS

Deposits are summarized as follows as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Noninterest-bearing checking	$64,866	$53,743
Interest-bearing checking	31,901	29,585
Savings	25,227	21,560
Money market	162,877	152,611
Certificates of deposits of less than $100,000(1)	63,229	52,323
Certificates of deposits of $100,000 through $250,000	84,534	74,008
Certificates of deposits of more than $250,000(2)	34,182	33,623
Escrow accounts related to mortgages serviced	3,692	2,991
Total	$470,508	$420,444
(1) Includes $30.5 million and $19.1 million of brokered deposits at June 30, 2015 and December 31, 2014, respectively.
(2) Time deposits that meet or exceed the FDIC insurance limit.

Scheduled maturities of time deposits as of June 30, 2015 for future periods ending is as follows:

As of June 30, 2015
2015	$27,329
2016	78,313
2017	59,104
2018	11,378
2019	4,038
Thereafter	1,783
Total	$181,945

The Bank pledged two securities held at the FHLB of Des Moines with a fair value of $1.2 million to secure Washington State public deposits of $1.7 million with a $117,000 collateral requirement by the Washington Public Deposit Protection Commission as of June 30, 2015.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at June 30, 2015 and December 31, 2014 were $2.2 million and $1.9 million, respectively, and were in compliance with Federal Reserve regulations.

Interest expense by deposit category for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest-bearing checking	$7	$7	$13	$16
Savings and money market	259	130	498	248
Certificates of deposit	546	457	1,048	880
Total	$812	$594	$1,559	$1,144

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $2.6 million and $931,000 during the six months ended June 30, 2015 and 2014, respectively.
The Company files a consolidated U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2011 and later. At June 30, 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at June 30, 2015, the Company had recognized no interest and penalties.

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

A summary of the Company’s commitments at June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
	2015	2014
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$47,126	$42,290
One-to-four-family (includes held for sale)	85,697	45,331
Home equity	15,440	13,735
Multi-family	1,379	474
Total real estate loans	149,642	101,830
CONSUMER LOANS
Other	5,821	5,832
Total consumer loans	5,821	5,832
COMMERCIAL BUSINESS LOANS	56,414	54,664
Total commitments to extend credit	$211,877	$162,326

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

of $135,000 and $124,000 as of June 30, 2015 and December 31, 2014, respectively. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

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
Contingent liabilities for loans held for sale - In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, servicing errors, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $481,000 and $340,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, the Bank was categorized as "well capitalized" under the newly implemented Basel III revised capital adequacy standards and relevant provisions of the Wall Street Reform and Consumer Protection Act ("Dodd Frank Act"). The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s capital amounts and ratios at June 30, 2015 and December 31, 2014 are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Total risk-based capital
(to risk-weighted assets)	$66,827	13.57%	$39,401	8.00%	$49,251	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$60,655	12.32%	$29,551	6.00%	$39,401	8.00%
Tier 1 leverage capital
(to average assets)	$60,655	10.92%	$22,223	4.00%	$27,779	5.00%
Common equity tier 1 capital (1)	$60,655	12.32%	$22,163	4.50%	$32,013	6.50%

As of December 31, 2014
Total risk-based capital
(to risk-weighted assets)	$60,978	14.68%	$33,223	8.00%	$41,529	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$55,770	13.43%	$16,611	4.00%	$24,917	6.00%
Tier 1 leverage capital
(to average assets)	$55,770	11.17%	$19,965	4.00%	$24,956	5.00%
 (1) The CET1 ratio is a new regulatory capital ratio which became effective in the quarter ended March 31, 2015.

Regulatory capital levels reported above at the Bank differ from the Company's total equity, computed in accordance with U.S. GAAP with $10.2 million of additional capital held at the holding company.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

	Company		Bank
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Equity	$70,855	$65,836	$60,631	$55,887
Unrealized loss on securities available-for-sale	24	(117)	24	(117)
Total Tier 1 capital	70,879	65,719	60,655	55,770
Allowance for loan and lease losses for regulatory capital purposes	6,172	5,208	6,172	5,208
Total risk-based capital	$77,051	$70,927	$66,827	$60,978

The regulatory capital ratios calculated for the Company as of June 30, 2015 were 12.6% for Tier 1 leverage-based capital, 14.3% for Tier 1 risk-based capital, 15.6% for total risk-based capital, and 14.3% for CET1 capital ratio.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Determination of Fair Market Values:

Securities - Securities available-for-sale are recorded at fair value on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid, and other market information, and for structured securities, cash flow, and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. Transfers between the fair value hierarchy are determined through the third-party service provider which, from time to time will transfer between levels based on market conditions per the related security. All models and processes used, take into account market convention (Level 2).

Mortgage Loans Held for Sale - The fair value of loans held for sale reflects the value of commitments with investors and/or the relative price as delivered into a TBA mortgage-backed security (Level 2).

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Federal agency securities	$—	$5,922	$—	$5,922
Municipal bonds	—	17,131	—	17,131
Corporate securities	—	4,443	—	4,443
Mortgage-backed securities	—	19,859	—	19,859
Small Business Administration securities	—	3,059	—	3,059
Total	$—	$50,414	$—	$50,414

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Federal agency securities	$—	$5,845	$—	$5,845
Municipal bonds	—	16,161	—	16,161
Corporate securities	—	4,437	—	4,437
Mortgage-backed securities	—	20,244	—	20,244
Small Business Administration securities	—	2,057	—	2,057
Total	$—	$48,744	$—	$48,744

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
June 30, 2015	$—	$41,039	$—	$41,039
December 31, 2014	$—	$25,983	$—	$25,983

The following tables present the fair value of interest rate lock commitments with customers, forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at June 30, 2015 and December 31, 2014.

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
June 30, 2015	$—	$—	$934	$934
December 31, 2014	$—	$—	$396	$396

	Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2015	$—	$292	$110	$402
December 31, 2014	$—	$(194)	$12	$(182)

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2015	$—	$331	$—	$331
December 31, 2014	$—	$(207)	$—	$(207)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the impaired loans measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014:

	Impaired Loans
	Level 1	Level 2	Level 3	Total
June 30, 2015	$—	$—	$1,468	$1,468
December 31, 2014	$—	$—	$856	$856

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at June 30, 2015 is shown in the following table:

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average Rate

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99.99%	87.76%
Forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99.99%	87.76%

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30,	Beginning Balance	Purchases and issuances	Sales and settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2015
Interest rate lock commitments with customers	$1,026	$2,816	$(2,908)	$934	$(92)
Forward sale commitments with investors	(55)	147	18	110	165

2014
Interest rate lock commitments with customers	$360	$1,885	$(1,594)	$651	$291
Forward sale commitments with investors	24	(155)	70	(61)	(85)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Six Months Ended June 30,	Beginning Balance	Purchases and issuances	Sales and settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2015
Interest rate lock commitments with customers	396	5,963	(5,425)	934	538
Forward sale commitments with investors	12	87	11	110	98

2014
Interest rate lock commitments with customers	166	2,928	(2,443)	651	485
Forward sale commitments with investors	45	(143)	37	(61)	(106)

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

The estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	June 30,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$13,802	$13,802	$20,098	$20,098
Level 2 inputs:
Securities available-for-sale, at fair value	50,414	50,414	48,744	48,744
Loans held for sale, at fair value	41,039	41,039	25,983	25,983
FHLB stock, at cost	1,412	1,412	1,650	1,650
Accrued interest receivable	1,772	1,772	1,558	1,558
Forward sale commitments with investors	292	292	—	—
Paired off commitments with investors	331	331	—	—
Level 3 inputs:
Loans receivable, net	432,265	496,205	387,174	433,885
Servicing rights, held at lower of cost or fair value	4,569	5,733	3,061	3,549
Fair value interest rate locks with customers	934	934	396	396
Forward sale commitments with investors	110	110	12	12
Financial Liabilities
Level 2 inputs:
Deposits	470,508	481,806	420,444	424,672
Borrowings	20,269	20,279	17,034	17,031
Accrued interest payable	22	22	24	24
Forward sale commitments with investors	—	—	194	194
Paired off commitments with investors	—	—	207	207

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

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2014, the ESOP paid the third annual installment of principal in the amount of $245,000, plus accrued interest of $50,000 pursuant to the ESOP loan agreement. No payment of principal or interest was made during the six months ended June 30, 2015.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at June 30, 2015 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP was $137,000 and $109,000 for the three months ended June 30, 2015 and 2014, respectively, and $259,000 and $219,000 for the six months ended June 30, 2015 and 2014, respectively.

Shares held by the ESOP as of June 30, 2015 were as follows:

Balances
Allocated shares	77,141
Committed to be released shares	12,960
Unallocated shares	168,487
Total ESOP shares	258,588

Fair value of unallocated shares (in thousands)	$3,555

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EARNINGS PER SHARE (Continued)
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Numerator:
Net income (in thousands)	$2,794	$986	$4,864	$1,861

Denominator:
Basic weighted average common shares outstanding	2,962,302	3,002,515	2,952,223	3,024,116

Dilutive shares	41,677	2,233	33,104	1,123
Diluted weighted average common shares outstanding	3,003,979	3,004,748	2,985,327	3,025,239
Basic earnings per share	$0.94	$0.33	$1.65	$0.62

Diluted earnings per share	$0.93	$0.33	$1.63	$0.62
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	—	23,572	—	11,852

The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share. There were 168,487 shares in the ESOP that were not committed to be released as of June 30, 2015.
NOTE 15 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan ("Plan"). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $191,000 and $373,000 for the three and six months ended June 30, 2015, respectively, and $110,000 for both the three and six months ended June 30, 2014.

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

A summary of the Company's stock option plan awards during the six months ended June 30, 2015 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2015	322,000	$16.89	9.36	$—
Granted	—	—	—	—
Exercised	9,600	16.89	—	45,679
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2015	312,400	$16.89	8.86	$1,736,944

Expected to vest, assuming a 0.31% annual forfeiture rate	310,521	$16.89	8.86	$1,726,496

Exercisable at June 30, 2015	54,800	$16.89	8.86	$304,688
As of June 30, 2015, there was $897,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.9 years.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK-BASED COMPENSATION (Continued)

A summary of the Company's nonvested awards during the six months ended June 30, 2015 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	125,105	$16.89	$2,113,023
Granted	—	—	—
Vested	30,421	16.89	513,811
Forfeited or expired	—	—	—
Nonvested at June 30, 2015	94,684	$16.89	$1,599,212

As of June 30, 2015, there was $1.5 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions, and expectations;

•	statements regarding our business plans, prospects, growth, and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
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

•	secondary market conditions and our ability to sell loans in the secondary market;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;

•	increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•
our ability to execute our plans to grow our residential construction lending, our mortgage banking operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;

•	our ability to attract and retain deposits;

•	our ability to control operating costs and expenses;

•	changes in consumer spending, borrowing, and savings habits;

•	our ability to successfully manage our growth;

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

The Company is relationship-driven delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and opened one loan production office located in the Tri-Cities, Washington during the fourth quarter of 2014. The Company also maintains its long-standing indirect consumer lending platform which operates up and down the West Coast. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens our relationships within these markets.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans, and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. As of June 30, 2015, consumer loans represented 34.0% of the Company's total portfolio, down from 34.7% at December 31, 2014, as real estate loan originations have increased at a faster pace than consumer loan originations during the six months ended June 30, 2015.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $19.8 million, or 1,199 loans during the quarter ended June 30, 2015, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, and California with four contractors/dealers responsible for 49.1% of the funded loans dollar volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since the program's inception has originated

$64.2 million. During the six months ended June 30, 2015, the Company originated $12.4 million of consumer loans in California, and as of June 30, 2015, the Company had $24.4 million of consumer indirect solar loans outstanding that were originated in California. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans originated in California. As of June 30, 2015, the limit was $29.9 million.

The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area served by the Company. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $299.3 million of one-to-four-family mortgages during the first half of 2015, of which $257.7 million were sold to investors. Of the loans sold to investors, $170.7 million were sold to Fannie Mae, Freddie Mac, and/or Ginnie Mae with servicing rights retained for the purpose of developing these customer relationships. At June 30, 2015, one-to-four-family residential mortgage loans, excluding loans held for sale of $41.0 million, totaled $67.1 million, or 15.3%, of the gross loan portfolio.
The Company generally underwrites the one-to-four-family loans based on the applicant’s ability to repay. This includes employment and credit history and the appraised value of the subject property. The Company lends up to 100% of the lesser of the appraised value or purchase price for one-to-four-family first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, the Company generally requires either private mortgage insurance or government sponsored insurance in order to mitigate the higher risk level associated with higher loan-to-value loans. Fixed-rate loans secured by one-to-four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. Adjustable-rate mortgage loans may pose different credit risks than fixed-rate loans, primarily because as interest rates rise the borrower’s payments rise, increasing the potential for default. Properties securing the one-to-four-family loans are appraised by independent fee appraisers who are selected in accordance with industry and regulatory standards. The Company requires borrowers to obtain title and hazard insurance, and flood insurance, if necessary. Loans are generally underwritten to the secondary market guidelines with additional requirements as determined by the internal underwriting department.
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
The Company's earnings, outside of mortgage banking activities, are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The Company's earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

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

Allowance for Loan Loss. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although the Company believes it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company's market area, management intends to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that its systematic methodology continues to be appropriate given our size and level of complexity.

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

Deferred tax assets are attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Management determined there was no valuation allowance necessary at June 30, 2015 and December 31, 2014.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Assets. Total assets increased $58.8 million, or 11.5%, to $568.6 million at June 30, 2015, from $509.8 million at December 31, 2014, primarily as a result of a $45.1 million, or 11.6% increase in net loans receivable, a $15.0 million, or 57.9% increase in loans held for sale, a $1.7 million, or 3.4% increase in securities available-for-sale, and a $1.5 million, or 49.3% increase in capitalized servicing rights, partially offset by a $6.3 million, or 31.3% decrease in cash and cash equivalents. The increase in assets was funded by increases in deposits and borrowings.

Loans receivable, net increased $45.1 million, or 11.6%, to $432.3 million at June 30, 2015, from $387.2 million at December 31, 2014. The increase in loans receivable, net was primarily a result of increases in total real estate loans of $35.3 million including increases in construction and development, one-to-four-family, and multi-family real estate loans, and consumer loans of $12.7 million, offset slightly by a reduction in commercial business loans of $2.3 million.

Loans held for sale, consisting of one-to-four-family loans, increased by $15.0 million, or 57.9%, to $41.0 million at June 30, 2015, from $26.0 million at December 31, 2014. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes. During the quarter ended June 30, 2015, the Company sold $185.5 million of one-to-four-family mortgage loans to investors, compared to sales of $65.2 million for the quarter ended June 30, 2014.

One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 100.7% to $195.5 million during the three months ended June 30, 2015, compared to $72.2 million for the three months ended June 30, 2014. The increase in originations was as a result of key production staff hired in the third and fourth quarters of 2014 and continued favorable market interest rates.

The allowance for loan losses at June 30, 2015 was $6.9 million, or 1.6% of gross loans receivable, compared to $6.1 million, or 1.5% of gross loans receivable, at December 31, 2014. Substandard loans increased $1.7 million, or 74.5%, to $3.9 million at June 30, 2015, compared to $2.2 million at December 31, 2014, primarily due to one commercial real estate loan and two commercial business loans downgraded as a result of the financial performance of the borrowers. Non-performing loans, consisting of non-accruing loans, increased $595,000, or 137.4%, to $1.0 million at June 30, 2015, from $433,000 at December 31, 2014. At June 30, 2015, non-performing loans consisted of $544,000 of commercial loans, $197,000 of home equity loans, $194,000 of indirect home improvement loans, $55,000 of one-to-four-family loans, and $38,000 in solar loans. Non-performing loans to total gross loans increased to 0.2% at June 30, 2015, compared to 0.1% at December 31, 2014. The Company had no OREO at June 30, 2015 or at December 31, 2014. The Company had $737,000 and $783,000 in TDRs at June 30, 2015 and December 31, 2014, respectively, all of which were performing in accordance with their modified payment terms.

Liabilities. Total liabilities increased $53.8 million, or 12.1%, to $497.7 million at June 30, 2015, from $443.9 million at December 31, 2014. Deposits increased $50.1 million, or 11.9%, to $470.5 million at June 30, 2015, from $420.4 million at December 31, 2014. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $14.1 million, or 16.4%, to $100.4 million as of June 30, 2015, from $86.3 million at December 31, 2014. Money market and savings accounts increased $13.9 million, or 8.0%, to $188.1 million at June 30, 2015, from $174.2 million at December 31, 2014. Time deposits increased $21.9 million, or 13.7%, to $181.9 million at June 30, 2015, from $160.0 million at December 31, 2014. Non-retail deposits which include $30.5 million of brokered certificates of deposit, $21.0 million of online certificates of deposit, and $1.7 million of public funds, increased to $53.2 million as of June 30, 2015, compared to $36.4 million at December 31, 2014. The Company continues its focus on relationship deposit growth with new and existing customers as the primary source of funds for loan growth.

Total borrowings, which consisted of FHLB advances and funds in a FHLB cash management account ("CMA"), increased $3.3 million, or 19.0%, to $20.3 million at June 30, 2015, from $17.0 million at December 31, 2014. The increase in borrowings was primarily due to funding loan growth through similar duration borrowings to manage interest rate risk.

Stockholders' Equity. Total stockholders' equity increased $5.1 million, or 7.6%, to $70.9 million at June 30, 2015, from $65.8 million at December 31, 2014. The increase in stockholders' equity was primarily a result of net income of $4.9 million for the six months ended June 30, 2015. Book value per common diluted shares outstanding was $23.80 at June 30, 2015, compared to $22.48 at December 31, 2014.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

General. Net income for the three months ended June 30, 2015, increased $1.8 million, or 183.4%, to $2.8 million, from $986,000 for the three months ended June 30, 2014. The increase in net income was primarily a result of a $2.8 million, or 114.9% increase in noninterest income, and a $1.9 million, or 32.9% increase in interest income, partially offset by a $1.5 million, or 27.1% increase in noninterest expense, a $1.0 million, or 204.0% increase in income tax expense and a $227,000, or 34.6% increase in interest expense.

Net income for the six months ended June 30, 2015, increased $3.0 million, or 161.4%, to $4.9 million, from $1.9 million for the six months ended June 30, 2014. The $3.0 million increase in net income was primarily attributable to a $4.8 million, or 107.4% increase in noninterest income, and a $3.5 million, or 30.8% increase in interest income, partially offset by a $3.0 million, or 27.2% increase in noninterest expense, a $1.6 million, or 176.0% increase in the provision for income tax, and a $433,000, or 34.2% increase in interest expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three and six months ended June 30, 2015 and 2014:

Average Balances	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Assets
Loans receivable (1)	$473,224	$325,777	$455,820	$312,850
Securities available-for-sale, at fair value	46,668	68,359	45,839	66,771
Interest-bearing deposits at other financial institutions	17,371	15,810	16,970	25,903
Total interest-earning assets	537,263	409,946	518,629	405,524
Noninterest-earning assets	25,140	21,546	25,666	21,814
Total assets	$562,403	$431,492	$544,295	$427,338

Liabilities and Stockholders' Equity
Interest-bearing deposits	$388,377	$296,856	$379,100	$295,162
Borrowings	33,886	21,021	29,548	18,796
Total interest-bearing liabilities	422,263	317,877	408,648	313,958
Noninterest-bearing deposits	63,972	47,380	61,580	47,067
Other noninterest-bearing liabilities	7,623	3,307	6,702	3,556
Stockholders' equity	68,545	62,928	67,365	62,757
Total liabilities and stockholders' equity	$562,403	$431,492	$544,295	$427,338
(1) Includes loans held for sale

Net Interest Income. Net interest income increased $1.7 million, or 32.7%, to $6.9 million for the three months ended June 30, 2015, from $5.2 million for the three months ended June 30, 2014. The increase in net interest income was attributable to a $2.0 million, or 36.4% increase in loans receivable interest income primarily due to an increase in the average loans receivable balance, partially offset by a $227,000 or 34.6% increase in interest expense, primarily due to increases in the average balances of interest-bearing deposits and borrowings as compared to the same period last year, and a $75,000, or 21.1% decrease in interest and dividends on investment securities, and cash and cash equivalents.

Net interest income increased $3.1 million, or 30.4%, to $13.2 million for the six months ended June 30, 2015, from $10.1 million for the six months ended June 30, 2014. The increase in net interest income was primarily attributable to a $3.6 million, or 34.1% increase in loan receivable interest income, partially offset by a $433,000, or 34.2% increase in interest expense as a result of increases in the average balances of interest-bearing deposits and borrowings, and a $141,000, or 20.6% decrease in interest and dividends on investment securities, and cash and cash equivalents compared to the same period last year.

The net interest margin ("NIM") increased six basis points to 5.14% for the three months ended June 30, 2015, from 5.08% for the three months ended June 30, 2014, and increased 10 basis points to 5.12% for the six months ended June 30, 2015, from 5.02% for the same period of the prior year. The increase reflects the change in our asset mix, including increased consumer and construction loans held in our loan portfolio which historically carry higher note rates than investment securities and cash. Our strategy to increase lending through diversified lending channels may, however, pressure the NIM in future periods as real estate and business loans have a lower yield than consumer and construction loan products. As a percentage, consumer loans to total loans were 34.0% at June 30, 2015, compared to 38.7% at June 30, 2014. The average cost of funds increased one basis point to 0.73% for the three months ended June 30, 2015, from 0.72% for the three months ended June 30, 2014, and a two basis points increase in the cost of funds to 0.73% for the six months ended June 30, 2015, from 0.71% for the same period in the prior year as a result of growth in interest-bearing deposits.

Interest Income. Interest income for the three months ended June 30, 2015, increased $2.0 million, or 32.9%, to $7.8 million from $5.8 million for the three months ended June 30, 2014. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $473.2 million for the three months ended June 30, 2015, compared to $325.8 million for the three months ended June 30, 2014. The average yield on interest-earning assets increased eight basis points to 5.80% for the three months ended June 30, 2015, compared to 5.72% for the three months ended June 30, 2014.

Interest income for the six months ended June 30, 2015, increased $3.5 million, or 30.8%, to $14.9 million, from $11.4 million for the six months ended June 30, 2014. The increase during the period was primarily attributable to the increase in the average balance of the loan portfolio to $455.8 million for the six months ended June 30, 2015, compared to $312.9 million for the six months ended June 30, 2014. The average yield on interest-earning assets increased 13 basis points to 5.78% for the six months ended June 30, 2015, compared to 5.65% for the six months ended June 30, 2014.

Interest Expense. Interest expense increased $227,000, or 34.6%, to $884,000 for the three months ended June 30, 2015, from $657,000 for the same period of the prior year. The increase during the period was primarily attributable to the $104.4 million, or 32.8% increase in the average balance of total interest-bearing liabilities to $422.3 million for the quarter ended June 30, 2015, from $317.9 million for the quarter ended June 30, 2014. The average cost of funds increased one basis point to 0.73% for the three months ended June 30, 2015, compared to 0.72% for the three months ended June 30, 2014. The increase was primarily due to growth in interest-bearing deposits.

Interest expense increased $433,000, or 34.2%, to $1.7 million for the six months ended June 30, 2015, from $1.3 million for the same period of the prior year. As a result of the increase in interest-bearing deposits, the average cost of funds for total interest-bearing liabilities increased two basis points to 0.73% for the six months ended June 30, 2015, compared to 0.71% for the six months ended June 30, 2014.

Provision for Loan Losses.  The provision for loan losses was $600,000 for the three months ended June 30, 2015, compared to $450,000 for the three months ended June 30, 2014. The $150,000 increase in the provision during the current quarter over the comparable quarter last year is due to the significant increases in real estate loans, specifically, one-to-four-family, construction and development, and multi-family loans, as well as an increase in consumer loans compared to the same quarter one year ago. During the three months ended June 30, 2015, net charge-offs totaled $78,000, compared to $145,000 during the same period last year.

The provision for loan losses was $1.2 million for the six months ended June 30, 2015, compared to $900,000 for the six months ended June 30, 2014. The $300,000 increase in the provision during the current six months over the comparable period last year is due to the significant increases in real estate loans, primarily in one-to-four-family, construction and development, and multi-family, as well as in consumer loans. Substandard loans increased $2.9 million, or 317.1%, to $3.9 million at June 30, 2015, compared to $923,000 at June 30, 2014. The increase from one year ago was primarily associated with the downgrade of one commercial real estate loan and two commercial business loans as a result of the financial performance by the borrowers. During the six months ended June 30, 2015, net charge-offs totaled $363,000, compared to $444,000 during the same period last year.

Noninterest Income. Noninterest income increased $2.8 million, or 114.9%, to $5.3 million for the three months ended June 30, 2015, from $2.5 million for the three months ended June 30, 2014. The increase during the period was primarily due to an increase of $2.8 million in gain on sale of loans to investors. One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 170.8% to $195.5 million during the quarter ended June 30, 2015, compared to $72.2 million for the same quarter one year ago. The increase in originations was attributed to continued low rates during the first half of 2015 and new loan production employees hired in the second half of 2014. Purchase production increased by $88.3 million, or 134.6% with $153.9 million in closed purchase loans for the three months ended June 30, 2015, up from $65.6 million for the three months ended June 30, 2014. Refinances increased by $25.5 million, or 160.4%, to $41.4 million for the three months ended June 30, 2015, from $15.9 million for the same period last year. The percentage of one-to-four-family mortgage loan originations for home purchases was 78.8% of second quarter volume versus 21.2% of second quarter volume for refinance activity. This compares to 52.7% of first quarter volume to purchase a home versus 47.3% to refinance their home in the first quarter of 2015.

Noninterest income increased $4.8 million, or 107.4%, to $9.3 million for the six months ended June 30, 2015, from $4.5 million for the six months ended June 30, 2014. The increase during the period was primarily due to an increase of $4.6 million in gain on sale of loans to investors, as well as an $80,000 increase in service charges and fee income, and a $66,000 increase in gain on sale of investment securities.

Noninterest Expense. Noninterest expense increased $1.6 million, or 27.1% to $7.3 million for the three months ended June 30, 2015, from $5.7 million for the three months ended June 30, 2014. Changes in noninterest expense included a $976,000, or 30.1% increase in salaries and benefits, including commissions and incentives for loan production staff, as well as compensation associated with the equity incentive plan, a $202,000, or 21.8% increase in operations associated with the continued growth in the lending and deposit franchise, a $125,000, or 41.9% increase in professional and board fees due to costs associated with the equity incentive plan for the Board of Directors, and a $93,000, or 31.0% increase in data processing, and a $53,000, or 13.2% increase in occupancy expense as compared to the same quarter last year.

Noninterest expense increased $3.0 million, or 27.2% to $13.9 million for the six months ended June 30, 2015, from $10.9 million for the six months ended June 30, 2014. Changes in noninterest expense included a $1.8 million, or 28.3% increase in salaries and benefits, including commissions and incentives for loan production staff, as well as compensation associated with the equity incentive plan, a $619,000, or 42.1% increase in operations associated with the continued growth in the lending and deposit franchise, a $188,000, or 31.2% increase in professional and board fees due to costs associated with the equity incentive plan for the Board of Directors, a $163,000, or 27.7% increase in data processing expense, and a $90,000, or 11.2% increase in occupancy expense as compared to the same period last year.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 59.7% for the three months ended June 30, 2015, compared to 74.7% for the three months ended June 30, 2014, and improved to 61.6% for the six months ended June 30, 2015, compared to 74.7% for the six months ended June 30, 2014, primarily as a result of a greater increase in noninterest income, compared to smaller increases in noninterest expense and net interest income for both periods.

Provision for Income Tax. For the six months ended June 30, 2015, the Company recorded a provision for income tax expense of $2.6 million on pre-tax income as compared to $931,000 for the six months ended June 30, 2014. The effective tax rate for the six month period ended June 30, 2015 and 2014 was 33.5% and 33.2%, respectively.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit runoff that may occur in the normal course of business. The Company relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, purchases of Fed Funds, sale of securities available-for-sale, cash flows from loan payments, sales of one-to-four-family loans held for sale, and maturing securities.

As of June 30, 2015, the Bank's total borrowing capacity was $108.9 million with the FHLB of Des Moines, with unused borrowing capacity of $88.7 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. As of June 30, 2015, the Bank held approximately $162.3 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $74.9 million, and a combined credit limit of $40.0 million in written Fed Funds lines of credit through correspondent banking relationships as of June 30, 2015. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. As of June 30, 2015, the Bank held approximately $142.7 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

As of June 30, 2015, $20.3 million in FHLB advances and CMA's were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, and Fed Funds lines of credit. The Bank's Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $95.6 million as of June 30, 2015. Total brokered deposits as of June 30, 2015 were $30.5 million.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2015, the approved outstanding loan commitments, including unused lines of credit amounted to $211.9 million. Certificates of deposit scheduled to mature in three months or less at June 30, 2015, totaled $11.3 million. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank. For additional information see the Consolidated Statements of Cash Flows in Part I. Item 1 of this report.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at June 30, 2015, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at June 30, 2015, the Bank was considered to be "well capitalized". At June 30, 2015, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and CET1 capital ratios of 10.9%, 12.3%, 13.6%, and 12.3%, respectively. For additional information regarding the Bank's regulatory capital compliance, see the discussion included in Note 11 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at June 30, 2015, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2015 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2015 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Not applicable

(b)     Not applicable

The following table summarizes common stock repurchases during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1, 2015 - April 30, 2015	—	$—	—	—
May 1, 2015 - May 31, 2015(1)	4,605	21.98	—	—
June 1, 2015 - June 30, 2015	—	—	—	—
Total	4,605	$21.98	—	—
(1) Represents stock retained for Federal tax withheld on vested restricted stock.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

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

FS BANCORP, INC.

Date: August 7, 2015	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: August 7, 2015	By:	/s/Matthew D. Mullet
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. *

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.