Form 10-Q
period 2015-09-30
FS Bancorp, Inc.
filed 2015-11-12
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015    OR

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 4, 2015, there were 3,241,120 outstanding shares of the registrant's common stock.

FS Bancorp, Inc.
Form 10-Q
As used in this report, the terms "we," "our," and "us," and "Company" refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to "Bank" in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$1,272	$10,499
Interest-bearing deposits at other financial institutions	4,160	5,056
Total cash and cash equivalents	5,432	15,555
Certificates of deposit at other financial institutions	11,181	4,543
Securities available-for-sale, at fair value	53,679	48,744
Loans held for sale, at fair value	53,335	25,983
Loans receivable, net	482,592	387,174
Accrued interest receivable	2,057	1,558
Premises and equipment, net	13,734	13,584
Federal Home Loan Bank ("FHLB") stock, at cost	2,972	1,650
Bank owned life insurance ("BOLI")	9,701	6,556
Servicing rights, held at the lower of cost or fair value	5,226	3,061
Other assets	2,071	1,346
TOTAL ASSETS	$641,980	$509,754

LIABILITIES
Deposits
Noninterest-bearing accounts	$69,724	$56,734
Interest-bearing accounts	430,159	363,710
Total deposits	499,883	420,444
Borrowings	59,269	17,034
Other liabilities	9,590	6,440
Total liabilities	568,742	443,918
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,241,120 and 3,235,625 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	32	32
Additional paid-in capital	30,289	29,450
Retained earnings	44,373	38,125
Accumulated other comprehensive income, net of tax	234	117
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(1,690)	(1,888)
Total stockholders' equity	73,238	65,836
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$641,980	$509,754

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans receivable including fees	$7,730	$6,339	$22,042	$17,013
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	329	264	874	950
Total interest and dividend income	8,059	6,603	22,916	17,963
INTEREST EXPENSE
Deposits	866	675	2,425	1,818
Borrowings	56	76	195	197
Total interest expense	922	751	2,620	2,015
NET INTEREST INCOME	7,137	5,852	20,296	15,948
PROVISION FOR LOAN LOSSES	600	450	1,800	1,350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,537	5,402	18,496	14,598
NONINTEREST INCOME
Service charges and fee income	528	458	1,452	1,301
Gain on sale of loans	3,632	1,789	11,565	5,092
(Loss) gain on sale of investment securities	—	(51)	76	(41)
Earnings on cash surrender value of BOLI	51	47	146	139
Other noninterest income	165	141	486	401
Total noninterest income	4,376	2,384	13,725	6,892
NONINTEREST EXPENSE
Salaries and benefits	4,295	3,557	12,461	9,920
Operations	1,118	932	3,209	2,403
Occupancy	497	420	1,388	1,221
Data processing	380	331	1,132	918
Other real estate owned ("OREO") fair value impairments, net of loss on sales	—	11	—	42
OREO expense	—	10	—	13
Loan costs	379	316	1,129	1,012
Professional and board fees	479	317	1,268	919
FDIC insurance	69	62	229	188
Marketing and advertising	183	138	458	371
Acquisition costs	432	—	432	—
Recovery on servicing rights	—	(18)	—	(19)
Total noninterest expense	7,832	6,076	21,706	16,988
INCOME BEFORE PROVISION FOR INCOME TAXES	3,081	1,710	10,515	4,502
PROVISION FOR INCOME TAXES	1,086	564	3,656	1,495
NET INCOME	$1,995	$1,146	$6,859	$3,007
Basic earnings per share	$0.67	$0.39	$2.31	$1.00
Diluted earnings per share	$0.66	$0.39	$2.28	$1.00

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$1,995	$1,146	$6,859	$3,007
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) arising during period	391	(119)	253	1,225
Income tax (provision) benefit related to unrealized holding gain (loss)	(133)	40	(86)	(417)
Reclassification adjustment for realized loss (gain) included in net income	—	51	(76)	41
Income tax (benefit) provision related to reclassification for realized (loss) gain	—	(17)	26	(14)
Other comprehensive income (loss), net of tax	258	(45)	117	835
COMPREHENSIVE INCOME	$2,253	$1,101	$6,976	$3,842

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share amounts) (Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Unearned ESOP Shares	Total Stockholders' Equity
BALANCE, January 1, 2014	3,240,125	$32	$30,097	$35,215	$(898)	$(2,133)	$62,313
Net income	—	—	—	3,007	—	—	3,007
Dividends paid ($0.11 per share)	—	—	—	(523)	—	—	(523)
Share-based compensation	—	—	297	—	—	—	297
Restricted stock awards	125,105	—	(1)	—	—	—	(1)
Common stock repurchased	(129,605)	—	(1,295)	(927)	—	—	(2,222)
Other comprehensive income, net of tax	—	—	—	—	835	—	835
ESOP cash distribution	—	—	(35)	—	—	—	(35)
ESOP shares allocated	—	—	137	—	—	198	335
BALANCE, September 30, 2014	3,235,625	$32	$29,200	$36,772	$(63)	$(1,935)	$64,006

BALANCE, January 1, 2015	3,235,625	$32	$29,450	$38,125	$117	$(1,888)	$65,836
Net income	—	—	—	6,859	—	—	6,859
Dividends paid ($0.19 per share)	—	—	—	(611)	—	—	(611)
Share-based compensation	—	—	560	—	—	—	560
Common stock repurchased	(4,605)	—	(101)	—	—	—	(101)
Stock options exercised	10,100	—	170	—	—	—	170
Other comprehensive loss, net of tax	—	—	—	—	117	—	117
ESOP shares allocated	—	—	210	—	—	198	408
BALANCE, September 30, 2015	3,241,120	$32	$30,289	$44,373	$234	$(1,690)	$73,238

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)
	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net income	$6,859	$3,007
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,800	1,350
Depreciation, amortization and accretion	1,598	2,555
Compensation expense related to stock options and restricted stock awards	560	297
ESOP compensation expense for allocated shares	408	335
Increase in cash surrender value of BOLI	(146)	(139)
Gain on sale of loans held for sale	(11,565)	(4,528)
Gain on sale of portfolio loans	—	(564)
Origination of loans held for sale	(447,964)	(182,264)
Proceeds from sale of loans held for sale	429,411	176,878
(Gain) loss on sale of investment securities	(76)	41
Recovery on servicing rights	—	(19)
Impairment loss on OREO	—	42
Changes in operating assets and liabilities
Accrued interest receivable	(499)	(264)
Other assets	(725)	(244)
Other liabilities	3,091	2,237
Net cash used by operating activities	(17,248)	(1,280)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	4,178	20,330
Maturities, prepayments, sales, and calls	4,574	10,063
Purchases	(13,729)	(22,693)
Maturities of interest-bearing time deposits	496	1,490
Purchase of interest-bearing time deposits	(7,136)	(250)
Loan originations and principal collections, net	(80,887)	(98,854)
Purchase of portfolio loans	(16,113)	—
Proceeds from sale of portfolio loans	—	12,849
Proceeds from sale of OREO	—	2,478
Purchase of BOLI	(3,000)	—
Purchase of premises and equipment, net	(1,068)	(692)
FHLB stock purchased	(5,468)	(225)
FHLB stock redeemed	4,146	74
Net cash used by investing activities	(114,007)	(75,430)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	79,439	43,413
Proceeds from borrowings	305,837	123,358
Repayments of borrowings	(263,602)	(117,470)
Dividends paid	(611)	(523)
Proceeds from stock options exercised	170	—
Common stock repurchased	(101)	(2,222)
Net cash from financing activities	121,132	46,556
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,123)	(30,154)
CASH AND CASH EQUIVALENTS, beginning of period	15,555	38,459
CASH AND CASH EQUIVALENTS, end of period	$5,432	$8,305
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,623	$2,007
Income taxes	$3,666	$377
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$177	$1,267
Property received in settlement of loans	$—	$445
Transfer of portfolio loans to loans held for sale	$—	$10,231
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

Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements do not contain all necessary disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("SEC") on March 27, 2015.  These unaudited consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to U.S. GAAP and have been reflected as required by Article 10 of Regulation S-X as promulgated by the SEC.  The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other future period. Amounts presented in the financial statements and footnote tables are rounded and presented in thousands of dollars except per share amounts. In the narrative footnote discussion, amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2015 presentation with no change to net income or stockholders' equity previously reported.

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

Pursuant to the Plan, the Company's Board of Directors adopted an employee stock ownership plan ("ESOP") which purchased 8% of the common stock in the open market or 259,210 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings at December 31, 2011. The liquidation account will be maintained for the benefit of eligible savings account holders at June 30, 2007, and supplemental eligible account holders as of March 31, 2012, who maintain deposit accounts at the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities, and equity unchanged as a result.

Use of Estimates – The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are allowances for loan losses, fair value of measurements, servicing assets, and deferred income taxes.

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

Subsequent Events – On September 1, 2015, 1st Security Bank, the wholly owned subsidiary of FS Bancorp, Inc. entered into a Purchase and Assumption Agreement with Bank of America, National Association to purchase four retail bank branches.

On October 15, 2015, FS Bancorp, Inc. issued an unsecured subordinated term note in the aggregate principal amount of $10.0 million due October 1, 2025 bearing interest at a rate of 6.5% per annum.

For additional information regarding these subsequent events please see Note 16 Recent Developments.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") and have a maturity of 90 days or less at the time of purchase. At September 30, 2015 the Company had no cash and due from banks and interest-bearing deposits at other financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits and at December 31, 2014, the Company had cash and due from banks and interest-bearing deposits at other financial institutions in excess of FDIC insured limits. Because the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to any deposits in excess of FDIC limits to be minimal.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods within those fiscal years.  ASU No. 2015-03 should be applied on a retrospective basis.  The Company is currently evaluating the impacts of this ASU on the Company's consolidated financial statements.

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

In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Improvements. On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification") updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of this ASU. ASU 2015-10 did not have a material impact on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). The amendments of this ASU (i) require fully benefit-responsive investment contracts to be measured, presented and disclosed only at contract value, not fair value; (ii) simplify the investment disclosure requirements; and (iii) provide a measurement date practical expedient for employee benefit plans. This ASU is effective for fiscal years beginning after December 15, 2015, although earlier adoption is permitted. This ASU is not expected to have a material effect on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date of the new revenue standard by one year. The standard also allows entities to choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendment allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for fiscal years beginning after December 15, 2015. This ASU is not expected to have a material effect on the Company's consolidated financial statements.
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805).  This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination during the measurement period.  The amendments in this ASU require that the acquirer recognize the adjustments to provisional amounts in the reporting period in which the adjustment amount is determined.  The acquirer must also record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This ASU has a potential impact on the Company, and the Company is currently evaluating the impacts of this ASU on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$7,140	$5	$(59)	$7,086
Municipal bonds	17,045	358	(16)	17,387
Corporate securities	3,495	5	(79)	3,421
U.S. Small Business Administration securities	4,012	64	—	4,076
Mortgage-backed securities	21,633	146	(70)	21,709
Total securities available-for-sale	$53,325	$578	$(224)	$53,679

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$5,998	$3	$(156)	$5,845
Municipal bonds	15,886	326	(51)	16,161
Corporate securities	4,495	—	(58)	4,437
U.S. Small Business Administration securities	2,019	38	—	2,057
Mortgage-backed securities	20,169	132	(57)	20,244
Total securities available-for-sale	$48,567	$499	$(322)	$48,744

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE (Continued)

Investment securities that were in an unrealized loss position at September 30, 2015 and December 31, 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$2,062	$(13)	$3,950	$(46)	$6,012	$(59)
Municipal bonds	418	(2)	291	(14)	709	(16)
Corporate securities	994	(6)	1,427	(73)	2,421	(79)
Mortgage-backed securities	4,471	(33)	2,197	(37)	6,668	(70)
Total	$7,945	$(54)	$7,865	$(170)	$15,810	$(224)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE-FOR-SALE
Federal agency securities	$—	$—	$4,840	$(156)	$4,840	$(156)
Municipal bonds	950	(2)	2,266	(49)	3,216	(51)
Corporate securities	2,977	(18)	1,460	(40)	4,437	(58)
Mortgage-backed securities	3,776	(2)	3,648	(55)	7,424	(57)
Total	$7,703	$(22)	$12,214	$(300)	$19,917	$(322)

There were seven investments with unrealized losses of less than one year, and eight investments with unrealized losses of more than one year at September 30, 2015. There were eight investments with unrealized losses of less than one year, and 13 investments with unrealized losses of more than one year at December 31, 2014. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities. No other-than-temporary impairment was recorded for the three and nine months ended September 30, 2015 and 2014.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE (Continued)

The contractual maturities of securities available-for-sale at September 30, 2015 and December 31, 2014 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agency securities
Due in one year or less	$—	$—	$502	$504
Due after one year through five years	—	—	500	501
Due after five years through ten years	7,140	7,086	4,996	4,840
Subtotal	7,140	7,086	5,998	5,845
Municipal bonds
Due after one year through five years	4,767	4,816	4,847	4,910
Due after five years through ten years	5,505	5,641	4,182	4,250
Due after ten years	6,773	6,930	6,857	7,001
Subtotal	17,045	17,387	15,886	16,161
Corporate securities
Due in one year or less	—	—	1,001	1,001
Due after one year through five years	1,500	1,477	500	490
Due after five years through ten years	1,995	1,944	2,994	2,946
Subtotal	3,495	3,421	4,495	4,437
U.S. Small Business Administration securities
Due after five years through ten years	4,012	4,076	2,019	2,057
Mortgage-backed securities
FNMA	10,911	10,941	14,406	14,452
FHLMC	4,736	4,776	4,438	4,454
GNMA	5,986	5,992	1,325	1,338
Subtotal	21,633	21,709	20,169	20,244
Total	$53,325	$53,679	$48,567	$48,744

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE (Continued)

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Proceeds	Gross Gains	Gross (Losses)	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$—	$—	$—	$4,178	$76	$—

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Proceeds	Gross Gains	Gross (Losses)	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$8,610	$14	$(65)	$20,330	$78	$(119)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at September 30, 2015 and December 31, 2014 was as follows:

	September 30,	December 31,
	2015	2014
REAL ESTATE LOANS
Commercial	$42,958	$42,970
Construction and development	77,965	57,813
Home equity	16,727	15,737
One-to-four-family (excludes loans held for sale)	92,023	46,801
Multi-family	22,716	16,201
Total real estate loans	252,389	179,522
CONSUMER LOANS
Indirect home improvement	103,172	99,304
Solar	25,568	18,162
Marine	23,436	16,713
Automobile	595	674
Recreational	373	441
Home improvement	221	329
Other	1,139	1,184
Total consumer loans	154,504	136,807
COMMERCIAL BUSINESS LOANS	83,816	77,881
Total loans receivable, gross	490,709	394,210
Allowance for loan losses	(7,388)	(6,090)
Deferred costs, fees, and discounts, net	(729)	(946)
Total loans receivable, net	$482,592	$387,174

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

One-to-Four-Family Real Estate Lending. Loans originated by the Company secured by first mortgages on one-to-four-family residences in our market areas that the Company intends to hold (excludes loans held for sale).

Multi-Family Lending. Apartment term lending (five or more units) to current banking customers and community reinvestment loans for low to moderate income individuals in the Company's footprint.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and nine months ended September 30, 2015 and 2014:

	At or For the Three Months Ended September 30, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,378	$1,444	$2,148	$957	$6,927
Provision for loan losses	328	225	(591)	638	600
Charge-offs	—	(350)	—	—	(350)
Recoveries	1	204	6	—	211
Net recoveries (charge-offs)	1	(146)	6	—	(139)
Ending balance	$2,707	$1,523	$1,563	$1,595	$7,388
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	2,707	1,523	1,563	1,595	7,388
Ending balance	$2,707	$1,523	$1,563	$1,595	$7,388
LOANS RECEIVABLE
Loans individually evaluated for impairment	$736	$—	$—	$—	$736
Loans collectively evaluated for impairment	251,653	154,504	83,816	—	489,973
Ending balance	$252,389	$154,504	$83,816	$—	$490,709

	At or For the Nine Months Ended September 30, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,872	$1,431	$1,184	$1,603	$6,090
Provision for loan losses	891	515	402	(8)	1,800
Charge-offs	(248)	(1,095)	(34)	—	(1,377)
Recoveries	192	672	11	—	875
Net charge-offs	(56)	(423)	(23)	—	(502)
Ending balance	$2,707	$1,523	$1,563	$1,595	$7,388
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	2,707	1,523	1,563	1,595	7,388
Ending balance	$2,707	$1,523	$1,563	$1,595	$7,388
LOANS RECEIVABLE
Loans individually evaluated for impairment	$736	$—	$—	$—	$736
Loans collectively evaluated for impairment	251,653	154,504	83,816	—	489,973
Ending balance	$252,389	$154,504	$83,816	$—	$490,709

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or For the Three Months Ended September 30, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,447	$1,762	$1,698	$641	$5,548
Provision for loan losses	244	167	(604)	643	450
Charge-offs	—	(399)	—	—	(399)
Recoveries	—	213	—	—	213
Net charge-offs	—	(186)	—	—	(186)
Ending balance	$1,691	$1,743	$1,094	$1,284	$5,812
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$4	$—	$4
Loans collectively evaluated for impairment	1,691	1,743	1,090	1,284	5,808
Ending balance	$1,691	$1,743	$1,094	$1,284	$5,812
LOANS RECEIVABLE
Loans individually evaluated for impairment	$880	$—	$42	$—	$922
Loans collectively evaluated for impairment	167,773	129,690	63,562	—	361,025
Ending balance	$168,653	$129,690	$63,604	$—	$361,947

	At or For the Nine Months Ended September 30, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,963	$1,512	$800	$817	$5,092
Provision for loan losses	(204)	718	369	467	1,350
Charge-offs	(148)	(1,036)	(75)	—	(1,259)
Recoveries	80	549	—	—	629
Net charge-offs	(68)	(487)	(75)	—	(630)
Ending balance	$1,691	$1,743	$1,094	$1,284	$5,812
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$4	$—	$4
Loans collectively evaluated for impairment	1,691	1,743	1,090	1,284	5,808
Ending balance	$1,691	$1,743	$1,094	$1,284	$5,812
LOANS RECEIVABLE
Loans individually evaluated for impairment	$880	$—	$42	$—	$922
Loans collectively evaluated for impairment	167,773	129,690	63,562	—	361,025
Ending balance	$168,653	$129,690	$63,604	$—	$361,947

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Information pertaining to the aging analysis of past due loans at September 30, 2015 and December 31, 2014 is summarized as follows:

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual	Total Past Due	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$—	$42,958	$42,958
Construction and development	—	—	—	—	—	77,965	77,965
Home equity	61	72	—	49	182	16,545	16,727
One-to-four-family	—	—	—	525	525	91,498	92,023
Multi-family	—	—	—	—	—	22,716	22,716
Total real estate loans	61	72	—	574	707	251,682	252,389
CONSUMER LOANS
Indirect home improvement	460	226	—	257	943	102,229	103,172
Solar	—	43	—	—	43	25,525	25,568
Marine	14	—	—	—	14	23,422	23,436
Automobile	3	2	—	—	5	590	595
Recreational	—	—	—	—	—	373	373
Home improvement	—	—	—	—	—	221	221
Other	—	—	—	10	10	1,129	1,139
Total consumer loans	477	271	—	267	1,015	153,489	154,504
COMMERCIAL BUSINESS LOANS	—	—	—	—	—	83,816	83,816
Total loans	$538	$343	$—	$841	$1,722	$488,987	$490,709

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual	Total Past Due	Current	Total Loans Receivable
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$—	$42,970	$42,970
Construction and development	—	—	—	—	—	57,813	57,813
Home equity	159	196	—	61	416	15,321	15,737
One-to-four-family	—	—	—	73	73	46,728	46,801
Multi-family	—	—	—	—	—	16,201	16,201
Total real estate loans	159	196	—	134	489	179,033	179,522
CONSUMER LOANS
Indirect home improvement	501	277	—	250	1,028	98,276	99,304
Solar	—	—	—	29	29	18,133	18,162
Marine	81	—	—	19	100	16,613	16,713
Automobile	13	—	—	—	13	661	674
Recreational	—	—	—	—	—	441	441
Home improvement	—	6	—	—	6	323	329
Other	15	14	—	1	30	1,154	1,184
Total consumer loans	610	297	—	299	1,206	135,601	136,807
COMMERCIAL BUSINESS LOANS	—	—	—	—	—	77,881	77,881
Total loans	$769	$493	$—	$433	$1,695	$392,515	$394,210

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
WITH NO RELATED ALLOWANCE RECORDED
One-to-four-family	$803	$(67)	$736	$—	$736

	December 31, 2014
	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
WITH NO RELATED ALLOWANCE RECORDED
One-to-four-family	$885	$(67)	$818	$—	$818
WITH AN ALLOWANCE RECORDED
Commercial business loans	40	(2)	38	(6)	32
Total	$925	$(69)	$856	$(6)	$850

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$363	$38	$—	$—
Home equity	33	2	36	2
One-to-four-family	736	1	845	12
Subtotal real estate loans	1,132	41	881	14

WITH AN ALLOWANCE RECORDED
Commercial business loans	—	—	43	1
Total	$1,132	$41	$924	$15

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
WITH NO RELATED ALLOWANCE RECORDED
Commercial	$734	$76	$—	$—
Home equity	64	7	37	2
One-to-four-family	778	26	852	29
Subtotal real estate loans	1,576	109	889	31

WITH AN ALLOWANCE RECORDED
Commercial business loans	16	—	47	3
Total	$1,592	$109	$936	$34

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize risk rated loan balances by category at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$42,958	$—	$—	$—	$—	$—	$42,958
Construction and development	76,382	1,583	—	—	—	—	77,965
Home equity	16,678	—	—	49	—	—	16,727
One-to-four-family	91,498	—	—	525	—	—	92,023
Multi-family	22,716	—	—	—	—	—	22,716
Total real estate loans	250,232	1,583	—	574	—	—	252,389
CONSUMER LOANS
Indirect home improvement	102,915	—	—	257	—	—	103,172
Solar	25,568	—	—	—	—	—	25,568
Marine	23,436	—	—	—	—	—	23,436
Automobile	595	—	—	—	—	—	595
Recreational	373	—	—	—	—	—	373
Home improvement	221	—	—	—	—	—	221
Other	1,129	—	—	10	—	—	1,139
Total consumer loans	154,237	—	—	267	—	—	154,504
COMMERCIAL BUSINESS LOANS	77,146	2,706	2,004	1,960	—	—	83,816
Total loans	$481,615	$4,289	$2,004	$2,801	$—	$—	$490,709

	December 31, 2014
	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
REAL ESTATE LOANS
Commercial	$41,559	$545	$—	$866	$—	$—	$42,970
Construction and development	57,813	—	—	—	—	—	57,813
Home equity	15,676	—	—	61	—	—	15,737
One-to-four-family	46,200	—	—	601	—	—	46,801
Multi-family	16,201	—	—	—	—	—	16,201
Total real estate loans	177,449	545	—	1,528	—	—	179,522
CONSUMER LOANS
Indirect home improvement	99,054	—	—	250	—	—	99,304
Solar	18,133	—	—	29	—	—	18,162
Marine	16,694	—	—	19	—	—	16,713
Automobile	674	—	—	—	—	—	674
Recreational	441	—	—	—	—	—	441
Home improvement	329	—	—	—	—	—	329
Other	1,183	—	—	1	—	—	1,184
Total consumer loans	136,508	—	—	299	—	—	136,807
COMMERCIAL BUSINESS LOANS	68,687	2,020	6,795	379	—	—	77,881
Total loans	$382,644	$2,565	$6,795	$2,206	$—	$—	$394,210

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had two TDR loans on accrual and included in impaired loans at September 30, 2015, and four TDR loans at December 31, 2014. In addition, the Company had one TDR loan on non-accrual, and had no commitments to lend additional funds on these restructured loans at September 30, 2015 and noTDR loans on non-accrual at December 31, 2014.

A summary of TDR loan balances at the dates indicated is as follows:

	September 30,	December 31,
	2015	2014
TDR loans still on accrual	$211	$783
TDR loans on non-accrual	525	—
Total TDR loan balances	$736	$783

There were no TDRs recorded in the twelve months prior to September 30, 2015 and 2014, that subsequently defaulted in the three or nine months ended September 30, 2015 and 2014.

At September 30, 2015, there was a $525,000 mortgage loan collateralized by residential real estate property in process of foreclosure.

NOTE 4 – SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of mortgage, commercial, and consumer loans serviced for others were $568.8 million and $345.9 million at September 30, 2015 and December 31, 2014, respectively and are carried at the lower of cost or market. At September 30, 2015 and December 31, 2014, servicing rights' assets are recorded on the Consolidated Balance Sheets at a book value of $5.2 million and $3.1 million, respectively. The fair market value of the servicing rights’ assets was $6.0 million and $3.5 million at September 30, 2015 and December 31, 2014, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SERVICING RIGHTS (Continued)

The following tables summarize servicing rights activity for the three and nine months ended September 30, 2015 and 2014:

	At or For the Three Months Ended September 30,
	2015	2014
Beginning balance	$4,569	$2,336
Additions	920	356
Mortgage, commercial, and consumer servicing rights amortized	(263)	(141)
Recovery on servicing rights	—	18
Ending balance	$5,226	$2,569

	At or For the Nine Months Ended September 30,
	2015	2014
Beginning balance	$3,061	$2,093
Additions	2,823	845
Mortgage, commercial, and consumer servicing rights amortized	(658)	(388)
Recovery on servicing rights	—	19
Ending balance	$5,226	$2,569

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

	September 30,	December 31,
	2015	2014
Key assumptions:
Weighted average discount rate	8.5%	8.5%
Conditional prepayment rate ("CPR")	12.5%	13.2%
Weighted average life in years	6.4	6.1

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SERVICING RIGHTS (Continued)

Key economic assumptions and the sensitivity of the current fair value for single family mortgage servicing rights ("MSR") to immediate adverse changes in those assumptions at September 30, 2015 and December 31, 2014 were as follows:

		September 30, 2015	December 31, 2014
Aggregate portfolio principal balance		$564,371	$340,243
Weighted average rate of note		4.0%	4.1%

At September 30, 2015	Base	0.5% Adverse Change	1.0% Adverse Change
Fair value MSR	$5,986	$4,932	$4,134
Percentage of MSR	1.1%	0.9%	0.7%
Discount rate	8.5%	8.5%	8.5%
Conditional prepayment rate	12.5%	18.2%	24.7%

At December 31, 2014	Base	0.5% Adverse Change	1.0% Adverse Change
Fair value MSR	$3,526	$2,861	$2,256
Percentage of MSR	1.0%	0.8%	0.7%
Discount rate	8.5%	8.5%	8.5%
Conditional prepayment rate	13.2%	19.4%	28.0%

The above tables show the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA/FHLMC/GNMA serviced home loan. The above tables reference a 50 basis point and 100 basis point decrease in note rate.

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company's methodology for estimating the fair value of MSR is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance; however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The Company recorded $343,000 and $187,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended September 30, 2015 and 2014, respectively, and $857,000 and $521,000 for the nine months ended September 30, 2015 and 2014, respectively, which was reported in noninterest income.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DERIVATIVES

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

The following tables summarize the Company's derivative instruments at the dates indicated:

	September 30, 2015
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$38,501	$857	$—
Mandatory and best effort forward commitments with investors	26,415	38	—
Forward TBA mortgage-backed securities	62,500	—	477
TBA mortgage-backed securities forward sales paired off with investors	26,000	—	110

	December 31, 2014
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$16,516	$396	$—
Mandatory and best effort forward commitments with investors	10,763	12	—
Forward TBA mortgage-backed securities	30,000	—	194
TBA mortgage-backed securities forward sales paired off with investors	29,000	—	207

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in (loss) gain on sale of loans was ($346,000) and $143,000 for the three months ended September 30, 2015 and 2014, respectively, and $1.1 million and $464,000 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three and nine months ended September 30, 2015 and 2014:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$—	$36	$—	$2,075
Additions	—	—	—	445
Fair value impairments	—	—	—	(40)
Disposition of assets	—	(36)	—	(2,480)
Ending balance	$—	$—	$—	$—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER REAL ESTATE OWNED (Continued)

There were no OREO properties at September 30, 2015, or at September 30, 2014. For the three months ended September 30, 2015 and 2014, the Company recorded no net gain or loss, and an $11,000 net loss on disposals of OREO, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded no net gain or loss, and a $2,000 net loss, respectively, on disposals of OREO. Holding costs associated with OREO were none and $10,000 for the three months ended September 30, 2015 and 2014, respectively, and none and $13,000 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 7 – DEPOSITS

Deposits are summarized as follows at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Noninterest-bearing checking	$63,725	$53,743
Interest-bearing checking	33,476	29,585
Savings	27,891	21,560
Money market	168,252	152,611
Certificates of deposit of less than $100,000(1)	68,329	52,323
Certificates of deposit of $100,000 through $250,000	97,248	74,008
Certificates of deposit of more than $250,000(2)	34,963	33,623
Escrow accounts related to mortgages serviced	5,999	2,991
Total	$499,883	$420,444
(1) Includes $30.5 million and $19.1 million of brokered deposits at September 30, 2015 and December 31, 2014, respectively.
(2) Time deposits that meet or exceed the FDIC insurance limit.

Scheduled maturities of time deposits at September 30, 2015 for future periods ending is as follows:

At September 30, 2015
2015	$16,104
2016	81,957
2017	60,957
2018	34,013
2019	4,048
Thereafter	3,461
Total	$200,540

The Bank pledged two securities held at the FHLB of Des Moines with a fair value of $1.2 million to secure Washington State public deposits of $1.7 million with a $117,000 collateral requirement by the Washington Public Deposit Protection Commission at September 30, 2015.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at September 30, 2015 and December 31, 2014 were $2.6 million and $1.9 million, respectively, and were in compliance with Federal Reserve regulations.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (Continued)

Interest expense by deposit category for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest-bearing checking	$8	$7	$21	$22
Savings and money market	262	137	760	385
Certificates of deposit	596	531	1,644	1,411
Total	$866	$675	$2,425	$1,818

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $3.7 million and $1.5 million during the nine months ended September 30, 2015 and 2014, respectively.
The Company files a consolidated U.S. Federal income tax return, which is subject to examinations by tax authorities for years 2012 and later. At September 30, 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at September 30, 2015, the Company had recognized no interest and penalties.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

A summary of the Company’s commitments at September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
	2015	2014
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Construction and development	$53,177	$42,290
One-to-four-family (includes held for sale)	96,455	45,331
Home equity	17,110	13,735
Multi-family	2,441	474
Total real estate loans	169,183	101,830
CONSUMER LOANS
Other	5,861	5,832
Total consumer loans	5,861	5,832
COMMERCIAL BUSINESS LOANS	60,300	54,664
Total commitments to extend credit	$235,344	$162,326

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $147,000 and $124,000 at September 30, 2015 and December 31, 2014, respectively. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

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
Contingent liabilities for loans held for sale - In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, servicing errors, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $514,000 and $340,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2015 and December 31, 2014, respectively.

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

NOTE 11 – REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

At September 30, 2015 and December 31, 2014, the Bank was categorized as "well capitalized" under the newly implemented Basel III revised capital adequacy standards and relevant provisions of the Wall Street Reform and Consumer Protection Act ("Dodd Frank Act"). The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY CAPITAL (Continued)

The Bank’s capital amounts and ratios at September 30, 2015 and December 31, 2014 are presented as follows:

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2015
Total risk-based capital
(to risk-weighted assets)	$74,389	13.85%	$42,984	8.00%	$53,729	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$67,658	12.59%	$32,238	6.00%	$42,984	8.00%
Tier 1 leverage capital
(to average assets)	$67,658	11.37%	$23,811	4.00%	$29,764	5.00%
Common equity tier 1 capital (1)	$67,658	12.59%	$24,178	4.50%	$34,924	6.50%

At December 31, 2014
Total risk-based capital
(to risk-weighted assets)	$60,978	14.68%	$33,223	8.00%	$41,529	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$55,770	13.43%	$16,611	4.00%	$24,917	6.00%
Tier 1 leverage capital
(to average assets)	$55,770	11.17%	$19,965	4.00%	$24,956	5.00%
 (1) The CET1 ratio is a new regulatory capital ratio which became effective in the quarter ended March 31, 2015.

Regulatory capital levels reported above at the Bank differ from the Company's total equity, computed in accordance with U.S. GAAP with $5.3 million of additional capital held at FS Bancorp, Inc.

	Company		Bank
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Equity	$73,238	$65,836	$67,892	$55,887
Unrealized gain on securities available-for-sale	(234)	(117)	(234)	(117)
Total Tier 1 capital	73,004	65,719	67,658	55,770
Allowance for loan and lease losses for regulatory capital purposes	6,731	5,208	6,731	5,208
Total risk-based capital	$79,735	$70,927	$74,389	$60,978

Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2015, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for the Company at September 30, 2015 were 12.2% for Tier 1 leverage-based capital, 13.5% for Tier 1 risk-based capital, 14.7% for total risk-based capital, and 13.5% for CET1 capital ratio.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables present securities available-for-sale measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At September 30, 2015
Federal agency securities	$—	$7,086	$—	$7,086
Municipal bonds	—	17,387	—	17,387
Corporate securities	—	3,421	—	3,421
U.S. Small Business Administration securities	—	4,076	—	4,076
Mortgage-backed securities	—	21,709	—	21,709
Total	$—	$53,679	$—	$53,679

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2014
Federal agency securities	$—	$5,845	$—	$5,845
Municipal bonds	—	16,161	—	16,161
Corporate securities	—	4,437	—	4,437
U.S. Small Business Administration securities	—	2,057	—	2,057
Mortgage-backed securities	—	20,244	—	20,244
Total	$—	$48,744	$—	$48,744

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
September 30, 2015	$—	$53,335	$—	$53,335
December 31, 2014	$—	$25,983	$—	$25,983

The following tables present the fair value of interest rate lock commitments with customers, forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
September 30, 2015	$—	$—	$857	$857
December 31, 2014	$—	$—	$396	$396

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2015	$—	$(477)	$38	$(439)
December 31, 2014	$—	$(194)	$12	$(182)

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2015	$—	$(110)	$—	$(110)
December 31, 2014	$—	$(207)	$—	$(207)

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
September 30, 2015	$—	$—	$736	$736
December 31, 2014	$—	$—	$856	$856

Quantitative Information about Level 3 Fair Value Measurements – The fair value of financial instruments measured under a Level 3 unobservable input on a recurring basis at September 30, 2015 is shown in the following table:

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99.99%	85.01%
Forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99.99%	85.01%

An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitments with customers and forward sale commitments with investors will result in positive fair value adjustments (and an increase in the fair value measurement). Conversely, a decrease in the pull-through rate will result in a negative fair value adjustment (and a decrease in the fair value measurement).

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30,	Beginning Balance	Purchases and issuances	Sales and settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2015
Interest rate lock commitments with customers	$934	$2,720	$(2,797)	$857	$(77)
Forward sale commitments with investors	110	(66)	(6)	38	(72)

2014
Interest rate lock commitments with customers	$651	$1,527	$(1,661)	$517	$(134)
Forward sale commitments with investors	(61)	(108)	187	18	79

Nine Months Ended September 30,	Beginning Balance	Purchases and issuances	Sales and settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2015
Interest rate lock commitments with customers	$396	$8,683	$(8,222)	$857	$461
Forward sale commitments with investors	12	21	5	38	26

2014
Interest rate lock commitments with customers	$166	$4,455	$(4,104)	$517	$351
Forward sale commitments with investors	45	(251)	224	18	(27)

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

Fair Values of Financial Instruments – The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

Cash, and Cash Equivalents and Certificates of Deposit at Other Financial Institutions – The carrying amounts of cash and short-term instruments approximates their fair value (Level 1).

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	September 30,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$5,432	$5,432	$15,555	$15,555
Certificates of deposit at other financial institutions	11,181	11,181	4,543	4,543
Level 2 inputs:
Securities available-for-sale, at fair value	53,679	53,679	48,744	48,744
Loans held for sale, at fair value	53,335	53,335	25,983	25,983
FHLB stock, at cost	2,972	2,972	1,650	1,650
Accrued interest receivable	2,057	2,057	1,558	1,558
Level 3 inputs:
Loans receivable, net	482,592	554,009	387,174	433,885
Servicing rights, held at lower of cost or fair value	5,226	6,023	3,061	3,549
Fair value interest rate locks with customers	857	857	396	396
Forward sale commitments with investors	38	38	12	12
Financial Liabilities
Level 2 inputs:
Deposits	499,883	505,208	420,444	424,672
Borrowings	59,269	59,309	17,034	17,031
Accrued interest payable	21	21	24	24
Forward sale commitments with investors	477	477	194	194
Paired off commitments with investors	110	110	207	207

NOTE 13 – EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2014, the ESOP paid the third annual installment of principal in the amount of $245,000, plus accrued interest of $50,000 pursuant

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – EMPLOYEE BENEFITS (Continued)

to the ESOP loan agreement. No payment of principal or interest was made during the nine months ended September 30, 2015.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at September 30, 2015 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP was $148,000 and $116,000 for the three months ended September 30, 2015 and 2014, respectively, and $408,000 and $335,000 for the nine months ended September 30, 2015 and 2014, respectively.

Shares held by the ESOP at September 30, 2015 were as follows:

Balances
Allocated shares	77,141
Committed to be released shares	19,441
Unallocated shares	162,006
Total ESOP shares	258,588

Fair value of unallocated shares (in thousands)	$3,707

NOTE 14 – EARNINGS PER SHARE
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EARNINGS PER SHARE (continued)
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Numerator:
Net income (in thousands)	$1,995	$1,146	$6,859	$3,007

Denominator:
Basic weighted average common shares outstanding	2,984,164	2,922,593	2,967,284	2,994,596

Dilutive shares	55,843	9,658	42,108	4,013
Diluted weighted average common shares outstanding	3,040,007	2,932,251	3,009,392	2,998,609
Basic earnings per share	$0.67	$0.39	$2.31	$1.00

Diluted earnings per share	$0.66	$0.39	$2.28	$1.00
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	—	36,954	—	20,296

The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share. There were 162,006 shares in the ESOP that were not committed to be released at September 30, 2015.
NOTE 15 – STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan ("Plan"). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $186,000 and $560,000 for the three and nine months ended September 30, 2015, respectively, and $186,000 and $297,000 for the three and nine months ended September 30, 2014, respectively.

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

NOTE 15 – STOCK-BASED COMPENSATION (Continued)

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

A summary of the Company's stock option plan awards during the nine months ended September 30, 2015 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2015	322,000	$16.89	9.36	$—
Granted	—	—	—	—
Exercised	10,100	16.89	—	48,824
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2015	311,900	$16.89	8.61	$2,086,611

Expected to vest, assuming a 0.31% annual forfeiture rate	310,221	$16.89	8.61	$2,075,378

Exercisable at September 30, 2015	54,300	$16.89	8.61	$363,267
At September 30, 2015, there was $839,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.6 years.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCK-BASED COMPENSATION (Continued)

A summary of the Company's nonvested awards during the nine months ended September 30, 2015 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	125,105	$16.89	$2,113,023
Granted	—	—	—
Vested	30,421	16.89	513,811
Forfeited or expired	—	—	—
Nonvested at September 30, 2015	94,684	$16.89	$1,599,212
At September 30, 2015, there was $1.4 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

NOTE 16 – RECENT DEVELOPMENTS
Proposed Acquisition of Four Bank of America Branches

On September 1, 2015,  1st Security Bank, the wholly owned subsidiary of FS Bancorp, Inc. entered into a Purchase and Assumption Agreement for the acquisition of deposits totaling approximately $268 million, loans totaling less than $1 million in balances, and related assets, from Bank of America, National Association.  The acquisition includes the branch banking operations of a total of four retail branches.  The four retail branch locations are in the communities of Port Angeles, Sequim, Port Townsend and Hadlock, Washington. The purchase of the branches is subject to regulatory approval and the satisfaction of customary closing conditions, and is expected to be completed in the first quarter of 2016.

Subordinated Note
On October 15, 2015 (the “Closing Date”), FS Bancorp, Inc. issued an unsecured subordinated term note in the aggregate principal amount of $10.0 million due October 1, 2025 (the “Subordinated Note”) pursuant to a Subordinated Loan Agreement with Community Funding CLO, Ltd., a Cayman Islands exempted company incorporated with limited liability. The Subordinated Note bears interest at an annual interest rate of 6.50%, payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The Subordinated Note is intended to qualify as Tier 2 capital under the applicable capital adequacy rules and regulations promulgated by the Federal Reserve. The Subordinated Note ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the loan. The Subordinated Note rank’s senior to all current and future junior subordinated debt obligations, preferred stock and common stock of FS Bancorp, Inc. The Subordinated Note is recorded as a long-term liability on the Company’s balance sheet; however, for regulatory purposes the Subordinated Note is treated as Tier 2 capital by FS Bancorp, Inc. and, to the extent proceeds are contributed to the Bank, as Tier 1 capital by the Bank.
The Subordinated Note will mature on October 1, 2025 but may be prepaid at the Company’s option and with regulatory approval at any time on or after five years after the Closing Date or at any time upon certain events, such as a change in the regulatory capital treatment of the Subordinated Note or the interest on the Subordinated Note no longer being deductible by the Company for United States federal income tax purposes. The Company intends to use the net proceeds from the issuance of the Subordinated Note of $9.8 million to fund general working capital and operating expenses.

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

Any of the forward-looking statements made in this Form 10-Q and in other public statements may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Forward-looking statements are based upon management's beliefs and assumptions at the time they are made. The Company undertakes no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans, and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. At September 30, 2015, consumer loans represented 31.5% of the Company's total gross loan portfolio, down from 34.7% at December 31, 2014, as real estate loan originations have increased at a faster pace than consumer loan originations during the nine months ended September 30, 2015.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $15.9 million, or 1,100 loans during the quarter ended September 30, 2015, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, and California with four contractors/dealers responsible for 46.2% of the funded loans dollar volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since the program's inception has originated $68.4 million. During the nine months ended September 30, 2015, the Company originated $16.6 million of consumer loans in California, and at September 30, 2015, the Company had $25.3 million of consumer indirect solar loans outstanding that were originated in California. Management has established a limit of no more than 20% of the total consumer loan portfolio for loans originated in California. At September 30, 2015, the limit was $30.9 million.

The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area served by the Company. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $486.3 million of one-to-four-family mortgages year to date as of September 30, 2015, of which $395.1 million were sold to investors. Of the loans sold to investors, $257.5 million were sold to Fannie Mae, Freddie Mac, and/or Ginnie Mae with servicing rights retained for the purpose of developing these customer relationships. At September 30, 2015, one-to-four-family residential mortgage loans, excluding loans held for sale of $53.3 million, totaled $92.0 million, or 18.8%, of the total gross loan portfolio.
The Company generally underwrites the one-to-four-family loans based on the applicant’s ability to repay. This includes employment and credit history and the appraised value of the subject property. The Company lends up to 100% of the lesser of the appraised value or purchase price for one-to-four-family first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, the Company generally requires either private mortgage insurance or government sponsored insurance in order to mitigate the higher risk level associated with higher loan-to-value loans. Fixed-rate loans secured by one-to-four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly. Adjustable-rate mortgage loans may pose different credit risks than fixed-rate loans, primarily because as interest rates increase, the borrower’s payments rise, increasing the potential for default. Properties securing the one-to-four-family loans are appraised by independent fee appraisers who are selected in accordance with industry and regulatory standards. The Company requires borrowers to obtain title and hazard insurance, and flood insurance, if necessary. Loans are generally underwritten to the secondary market guidelines with additional requirements as determined by the internal underwriting department.
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

Deferred tax assets are attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Management determined there was no valuation allowance necessary at September 30, 2015 and December 31, 2014.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Assets. Total assets increased $132.2 million, or 25.9%, to $642.0 million at September 30, 2015, from $509.8 million at December 31, 2014, primarily as a result of a $95.4 million, or 24.6% increase in net loans receivable, a $27.4 million, or 105.3% increase in loans held for sale, a $6.6 million, or 146.1% increase in certificates of deposit at other financial institutions, a $4.9 million, or 10.1% increase in securities available-for-sale, a $3.1 million, or 48.0% increase in bank owned life insurance, a $2.2 million, or 70.7% increase in servicing rights, and a $1.3 million, or 80.1% increase in FHLB stock, at cost, partially offset by a $10.1 million, or 65.1% decrease in cash and cash equivalents. The increase in assets was funded by increases in deposits and borrowings.

Loans receivable, net increased $95.4 million, or 24.6%, to $482.6 million at September 30, 2015, from $387.2 million at December 31, 2014. The increase in loans receivable, net was primarily a result of a $72.9 million increase in total real estate loans, including increases in one-to-four-family, construction and development, and multi-family real estate loans, a $17.7 million increase in consumer loans, and a $5.9 million increase in commercial business loans. The increase in one-to-four-family loans includes the acquisition of $16.1 million in adjustable rate one-to-four-family, non-owner occupied loans secured by properties located in the Puget Sound market.

Loans held for sale, consisting of one-to-four-family loans, increased by $27.3 million, or 105.3%, to $53.3 million at September 30, 2015, from $26.0 million at December 31, 2014 due to increased loan originations and the timing difference between loan fundings and loan sale settlements. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes. During the quarter ended September 30, 2015, the Company sold $137.5 million of one-to-four-family mortgage loans to investors, compared to sales of $74.4 million for the quarter ended September 30, 2014.

One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 103.7% to $165.4 million during the three months ended September 30, 2015, compared to $81.2 million for the three months ended September 30, 2014. The year over year increase in originations was as a result of key production staff hired in the third and fourth quarters of 2014 and continued favorable market interest rates.

The allowance for loan losses at September 30, 2015 was $7.4 million, or 1.5% of gross loans receivable, compared to $6.1 million, or 1.5% of gross loans receivable, at December 31, 2014. Substandard loans increased $595,000, or 27.0%, to $2.8 million at September 30, 2015, compared to $2.2 million at December 31, 2014, primarily due to one commercial business loan of $2.0 million downgraded as a result of the financial performance of the borrower. Non-performing loans, consisting of non-accruing loans, increased $408,000, or 94.2%, to $841,000 at September 30, 2015, from $433,000 at December 31, 2014. At September 30, 2015, non-performing loans consisted of $525,000 of one-to-four-family loans, $257,000 of indirect fixture loans, $49,000 of home equity loans, and $10,000 in other consumer loans. Non-performing loans to total gross loans increased to 0.2% at September 30, 2015, compared to 0.1% at December 31, 2014. The Company had no OREO at September 30, 2015 or at December 31, 2014. At September 30, 2015, the Company had $736,000 in TDRs, one TDR on non-accrual status with a balance of $525,000, and the remaining TDR loans totaling $211,000 performing in accordance with their modified terms, compared to $783,000 in TDRs at December 31, 2014, of which all were performing in accordance with their modified payment terms.

Liabilities. Total liabilities increased $124.8 million, or 28.1%, to $568.7 million at September 30, 2015, from $443.9 million at December 31, 2014. Deposits increased $79.5 million, or 18.9%, to $499.9 million at September 30, 2015, from $420.4 million at December 31, 2014. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $16.9 million, or 19.6%, to $103.2 million as of September 30, 2015, from $86.3 million at December 31, 2014. Money market and savings accounts increased $21.9 million, or 12.6%, to $196.1 million at September 30, 2015, from $174.2 million at December 31, 2014. Time deposits increased $40.5 million, or 25.4%, to $200.5 million at September 30, 2015, from $160.0 million at December 31, 2014. Non-retail deposits which include $30.5 million of brokered certificates of deposit, $21.0 million of online certificates of deposit, and $1.7 million of public funds, increased to $53.2 million as of September 30, 2015, compared to $36.4 million at December 31, 2014. The Company continues its focus on relationship deposit growth with new and existing customers as the primary source of funds for loan growth. The proposed acquisition of four retail banking branches (two in Jefferson County and two in Clallam County) is expected to provide immediate core deposit liquidity and expand the Bank’s footprint into a contiguous market. The branch acquisition is expected to close in the first quarter of 2016, subject to regulatory approval and other closing conditions.

Total borrowings, which consisted of FHLB advances and FHLB Fed Funds, increased $42.3 million, or 247.9%, to $59.3 million at September 30, 2015, from $17.0 million at December 31, 2014. The increase in borrowings was primarily due to match funding loan growth through similar duration borrowings to manage interest rate risk.

Stockholders' Equity. Total stockholders' equity increased $7.4 million, or 11.2%, to $73.2 million at September 30, 2015, from $65.8 million at December 31, 2014. The increase in stockholders' equity was primarily a result of net income of $6.9 million, and a $117,000 increase in other comprehensive income as unrealized gains in our investment portfolio increased reflecting lower market rates, partially offset by $611,000 of dividends paid for the nine months ended September 30, 2015. Book value per common diluted shares outstanding was $24.54 at September 30, 2015, compared to $22.48 at December 31, 2014.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

General. Net income for the three months ended September 30, 2015, increased $849,000, or 74.1%, to $2.0 million, from $1.1 million for the three months ended September 30, 2014. The increase in net income was primarily a result of a $2.0 million, or 83.6% increase in noninterest income, and a $1.5 million, or 22.1% increase in interest income, partially offset by a $1.8 million, or 28.9% increase in noninterest expense, a $522,000, or 92.6% increase in the provision for income tax expense and a $171,000, or 22.8% increase in interest expense.

Net income for the nine months ended September 30, 2015, increased $3.9 million, or 128.1%, to $6.9 million, from $3.0 million for the nine months ended September 30, 2014. The increase in net income was primarily attributable to a $6.8 million, or 99.1% increase in noninterest income, and a $5.0 million, or 27.6% increase in interest income, partially offset by a $4.7 million, or 27.8% increase in noninterest expense, a $2.2 million, or 144.5% increase in the provision for income tax expense, and a $605,000, or 30.0% increase in interest expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three and nine months ended September 30, 2015 and 2014:

Average Balances	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Assets
Loans receivable (1)	$501,852	$378,293	$471,333	$334,904
Securities available-for-sale, at fair value	50,518	53,791	47,416	62,396
Interest-bearing deposits and certificates of deposit at other financial institutions	17,060	7,425	17,000	19,677
Total interest-earning assets	569,430	439,509	535,749	416,977
Noninterest-earning assets	26,847	20,684	26,064	21,433
Total assets	$596,277	$460,193	$561,813	$438,410

Liabilities and Stockholders' Equity
Interest-bearing deposits	$417,798	$312,125	$392,141	$300,878
Borrowings	28,232	30,804	29,105	22,843
Total interest-bearing liabilities	446,030	342,929	421,246	323,721
Noninterest-bearing deposits	71,815	50,558	65,029	48,244
Other noninterest-bearing liabilities	7,620	3,920	7,011	3,678
Stockholders' equity	70,812	62,786	68,527	62,767
Total liabilities and stockholders' equity	$596,277	$460,193	$561,813	$438,410
(1) Includes loans held for sale

Net Interest Income. Net interest income increased $1.3 million, or 22.0%, to $7.1 million for the three months ended September 30, 2015, from $5.8 million for the three months ended September 30, 2014. The increase in net interest income was attributable to a $1.4 million, or 21.9% increase in loans receivable interest income primarily due to an increase in the average loans receivable balance, a $65,000, or 24.6% increase in interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions, partially offset by a $171,000, or 22.8% increase in interest expense, primarily due to increases in the average balances of interest-bearing deposits as compared to the same period last year.

Net interest income increased $4.4 million, or 27.3%, to $20.3 million for the nine months ended September 30, 2015, from $15.9 million for the nine months ended September 30, 2014. The increase in net interest income was primarily attributable to a $5.0 million, or 29.6% increase in loan receivable interest income, partially offset by a $605,000, or 30.0% increase in interest expense as a result of increases in the average balances of interest-bearing deposits and borrowings, and a $76,000, or 8.0% decrease in interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions, compared to the same period last year.

The net interest margin ("NIM") decreased 31 basis points to 4.97% for the three months ended September 30, 2015, from 5.28% for the three months ended September 30, 2014, and decreased five basis points to 5.06% for the nine months ended September 30, 2015, from 5.11% for the same period of the prior year. The decrease reflects an increase in lower yielding loan types, including recently acquired one-to-four-family loans. Our strategy to increase the loan portfolio through diversified lending channels has pressured the NIM as the increase in lower yielding real estate and commercial business loans has offset the increase in higher yielding consumer loan products. As a percentage, consumer loans to total loans were 31.5% at September 30, 2015, compared to 35.8% at September 30, 2014. The average cost of funds decreased five basis point to 0.71% for the three months ended September 30, 2015, from 0.76% for the three months ended September 30, 2014, and remained unchanged at 0.72% for the nine months ended September 30, 2015 and 2014.  Management is focused on matching deposit duration with the duration of earning assets where appropriate.

Interest Income. Interest income for the three months ended September 30, 2015, increased $1.5 million, or 22.1%, to $8.1 million, from $6.6 million for the three months ended September 30, 2014. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $501.9 million for the three months ended September 30, 2015, compared to $378.3 million for the three months ended September 30, 2014. The average yield on interest-earning assets decreased 35 basis points to 5.61% for the three months ended September 30, 2015, compared to 5.96% for the three months ended September 30, 2014.

Interest income for the nine months ended September 30, 2015, increased $5.0 million, or 27.6%, to $22.9 million, from $18.0 million for the nine months ended September 30, 2014. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $471.3 million for the nine months ended September 30, 2015, compared to $334.9 million for the nine months ended September 30, 2014. The average yield on interest-earning assets decreased four basis points to 5.72% for the nine months ended September 30, 2015, compared to 5.76% for the nine months ended September 30, 2014.

Interest Expense. Interest expense increased $171,000, or 22.8%, to $922,000 for the three months ended September 30, 2015, from $751,000 for the same period of the prior year. The increase during the period was primarily attributable to the $105.7 million, or 33.9% increase in the average balance of interest-bearing deposits to $417.8 million for the quarter ended September 30, 2015, from $312.1 million for the quarter ended September 30, 2014. The average cost of deposits increased four basis point to 0.86% for the three months ended September 30, 2015, compared to 0.82% for the three months ended September 30, 2014.

Interest expense increased $605,000, or 30.0%, to $2.6 million for the nine months ended September 30, 2015, from $2.0 million for the same period of the prior year as a result of increases in the average balances of interest-bearing deposits and borrowings. The average balance of interest-bearing deposits increased $91.3 million or 30.3% to $392.1 million for the nine months ended September 30, 2015, while the average balance of borrowings increased $6.3 million or 27.4% to $29.1 million as compared to the same period last year. As a result of minimal changes in interest rates year over year, the average cost of funds for total interest-bearing liabilities remained unchanged at 0.72% for the nine months ended September 30, 2015 and 2014.

Provision for Loan Losses.  The provision for loan losses was $600,000 for the three months ended September 30, 2015, compared to $450,000 for the three months ended September 30, 2014. The $150,000 increase in the provision during the current quarter over the comparable quarter last year is due to the significant increases in real estate loans, specifically, one-to-four-family, construction and development, and multi-family loans, as well as an increase in consumer loans compared to the same quarter one year ago. During the three months ended September 30, 2015, net charge-offs totaled $139,000, compared to $186,000 during the same period last year.

The provision for loan losses was $1.8 million for the nine months ended September 30, 2015, compared to $1.4 million for the nine months ended September 30, 2014. The $450,000 increase in the provision during the current nine months over the comparable period last year is due to the significant increases in real estate loans, primarily in one-to-four-family, construction and development, and multi-family, as well as in consumer loans. Substandard loans increased $1.5 million, or 111.7%, to $2.8 million at September 30, 2015, compared to $1.3 million at September 30, 2014. The increase from one year ago was primarily associated with the downgrade of one $2.0 million commercial business loan as a result of the financial performance of the borrower. During the nine months ended September 30, 2015, net charge-offs totaled $502,000, compared to $630,000 during the same period last year.

Noninterest Income. Noninterest income increased $2.0 million, or 83.6%, to $4.4 million for the three months ended September 30, 2015, from $2.4 million for the three months ended September 30, 2014. The increase during the period was primarily due to an increase of $1.8 million in gain on sale of loans to investors. One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 103.7% to $165.4 million during the quarter ended September 30, 2015, compared to $81.2 million for the same quarter one year ago. The increase in originations was attributed to continued low rates and new loan production employees hired in the second half of 2014. Purchase production increased by $58.1 million, or 78.9% with $131.7 million in closed purchase loans for the three months ended September 30, 2015, up from $73.6 million for the three months ended September 30, 2014. Refinances increased by $15.3 million, or 83.6%, to $33.6 million for the three months ended September 30, 2015, from $18.3 million for the same period last year. The percentage of one-to-four-family mortgage loan originations for home purchases was 79.7% of third quarter volume versus 20.3% of third quarter volume for refinance activity. This compares to 80.1% of third quarter volume to purchase a home versus 19.9% to refinance their home in the third quarter of 2014.

Noninterest income increased $6.8 million, or 99.1%, to $13.7 million for the nine months ended September 30, 2015, from $6.9 million for the nine months ended September 30, 2014. The increase during the period was primarily due to an increase of $6.5 million in gain on sale of loans to investors, as well as a $151,000 increase in service charges and fee income reflecting our deposit growth, and a $146,000 increase in earnings on cash surrender value of BOLI.

Noninterest Expense. Noninterest expense increased $1.7 million, or 28.9% to $7.8 million for the three months ended September 30, 2015, from $6.1 million for the three months ended September 30, 2014. Noninterest expense increased during the three months ended September 30, 2015, primarily due to a $738,000, or 20.7% increase in salaries and benefits associated with the continued investment in growing the lending and deposit franchise primarily as a result of the hiring of additional employees in mortgage-related lending, a $432,000, or 100.0% increase in acquisition costs, a $186,000, or 20.0% increase in operations, a $162,000, or 51.1% increase in professional and board fees, a $77,000, or 18.3% increase in occupancy expense, and a $63,000, or 19.9% increase in loan costs as compared to the same quarter last year.

Expenses related to our proposed branch acquisition were $432,000 during the three months ended September 30, 2015, and are expected to continue through the first quarter of 2016.

Noninterest expense increased $4.7 million, or 27.8% to $21.7 million for the nine months ended September 30, 2015, from $17.0 million for the nine months ended September 30, 2014. The increase in noninterest expense during the nine months ended September 30, 2015 included a $2.5 million, or 25.6% increase in salaries and benefits, an $806,000, or 33.5% increase in operations, a $432,000, or 100.0% increase in acquisition costs, a $349,000, or 38.0% increase in professional and board fees, a $214,000, or 23.3% increase in data processing, a $167,000, or 13.7% increase in occupancy expense, a $117,000, or 11.6% increase in loan costs, and an $87,000, or 23.5% increase in marketing and advertising expense as compared to the same period last year.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 68.0% for the three months ended September 30, 2015, compared to 73.8% for the three months ended September 30, 2014, and improved to 63.8% for the nine months ended September 30, 2015, compared to 74.4% for the nine months ended September 30, 2014, primarily as a result of a greater increase in noninterest income, compared to smaller increases in noninterest expense and net interest income for both periods.

Provision for Income Tax. For the nine months ended September 30, 2015, the Company recorded a provision for income tax expense of $3.7 million on pre-tax income as compared to $1.5 million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 34.8% and 33.2%, respectively.

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

At September 30, 2015, the Bank's total borrowing capacity was $125.6 million with the FHLB of Des Moines, with unused borrowing capacity of $66.3 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At September 30, 2015, the Bank held approximately $178.0 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $78.0 million, and a combined credit limit of $40.0 million in written Fed Funds lines of credit through correspondent banking relationships as of September 30, 2015. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At September 30, 2015, the Bank held approximately $191.0 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At September 30, 2015, $59.3 million in FHLB advances and FHLB Fed Funds were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, and Fed Funds lines of credit. The Bank's Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $100.0 million as of September 30, 2015. Total brokered deposits as of September 30, 2015 were $30.5 million. Management utilizes brokered deposits to mitigate interest rate risk exposure where appropriate.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2015, the approved outstanding loan commitments, including unused lines of credit amounted to $235.3 million. Certificates of deposit scheduled to mature in three months or less at September 30, 2015, totaled $16.1 million. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for the FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2015, FS Bancorp, Inc. had $218,000 in cash to meet liquidity needs.

Subsequent to September 30, 2015, FS Bancorp issued a $10.0 million subordinated note. The Company intends to use the net proceeds from the issuance of the subordinated note of $9.8 million to fund general working capital and operating expenses.

For additional information see the Consolidated Statements of Cash Flows and Note 16-Recent Developments in Part I. Item 1 of this report.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2015, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at September 30, 2015, the Bank was considered to be "well capitalized". At September 30, 2015, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and CET1 capital ratios of 11.4%, 12.6%, 13.9%, and 12.6%, respectively. For additional information regarding the Bank's regulatory capital compliance, see the discussion included in Note 11 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at September 30, 2015, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2015 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2015 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2    Bylaws of FS Bancorp, Inc. (2)

4.1    Form of Common Stock Certificate of FS Bancorp, Inc. (1)

10.1    Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)

10.2    Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D.
    Mullet and Drew B. Ness (1)

10.3    FS Bancorp, Inc. 2013 Equity Incentive Plan (the "2013 Plan") (3)

10.4    Form of Incentive Stock Option Agreement under the 2013 Plan (3)

10.5    Form of Non-Qualified Stock Option Agreement under the 2013 Plan (3)

10.6    Form of Restricted Stock Agreement under the 2013 Plan (3)

10.7    Purchase and Assumption Agreement between Bank of America, National Association and 1st Security
    Bank dated September 1, 2015 (4)

10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company. (5)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.

(2)    Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 10, 2013 (File No. 001-35589).

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-192990) filed on December 20, 2013, and incorporated by reference.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 2, 2015 (File No. 001-35589).

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 19, 2015 (File No. 001-35589).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: November 12, 2015	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: November 12, 2015	By:	/s/Matthew D. Mullet
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.