Form 10-K
period 2015-12-31
FS Bancorp, Inc.
filed 2016-03-25
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015        OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

As of March 21, 2016, there were 3,149,396 shares of the Registrant’s common stock outstanding. The Registrant’s common stock is listed on the NASDAQ Capital Market under the symbol “FSBW.” The aggregate market value of the common stock held by non-affiliates of the Registrant was $67,961,493, based on the closing sales price of $22.45 per share of the Registrant’s common stock as quoted on the NASDAQ Capital Market on June 30, 2015. For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

FS Bancorp, Inc.

As used in this report, the terms “we,” “our,” “us,” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise.

i

Forward-Looking Statements

This Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include:

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

Any of the forward-looking statements that we make in this Form 10-K and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Forward-looking statements are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions,

ii

the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.
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

iii

PART 1
Item 1. Business

General
FS Bancorp, Inc. ( “FS Bancorp” or the “Company”), a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank of Washington (“1st Security Bank of Washington” or the “Bank”) upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2015, the Company had consolidated total assets of $677.6 million, total deposits of $485.2 million, and stockholders’ equity of $75.3 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the consolidated financial statements and related data, relates primarily to the Bank.
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
At December 31, 2015, the Bank maintained its main administrative office, seven bank branch locations and three loan production offices in suburban communities in the greater Puget Sound area. The Bank also has one loan production office in the Tri-Cities, Washington opened in the fourth quarter of 2014. On September 1, 2015, the Bank entered into a Purchase and Assumption Agreement for the acquisition of four retail bank branches from Bank of America, National Association, and on January 22, 2016, the Bank completed the purchase (the "Branch Purchase"). The four branches are located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. In connection with the Branch Purchase, the Bank acquired approximately $186.4 million in deposits and $417,000 in loans based on January 22, 2016 financial information and subject to a post-closing confirmation and adjustment review. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 18 Recent Developments ” of this Form 10-K.
The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, home loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans, represent the largest portion of the loan portfolio and have traditionally been the mainstay of the Company’s lending strategy, a carryover from its days as a credit union. Going forward, the Company plans to place more emphasis on certain lending products, such as commercial real estate loans including speculative residential construction loans, one-to-four-family loans, and commercial business loans, while growing the current size of the consumer loan portfolio. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale into the secondary market, through a mortgage banking program. The Company's lending strategies are intended to take advantage of: (1) the Company’s historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities, and (3) relationship lending. Retail deposits will continue to serve as an important funding source. For more information regarding the business and operations of 1st Security Bank of Washington, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
1st Security Bank of Washington is examined and regulated by the Washington State Department of Financial Institutions (“DFI”), its primary regulator, and by the Federal Deposit Insurance Corporation (“FDIC”). 1st Security Bank of Washington is required to have certain reserves set by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and is a member of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”), which is one of the 11 regional banks in the Federal Home Loan Bank System.

The principal executive offices of the Company are located at 6920 220th Street SW, Mountlake Terrace, Washington 98043 and its telephone number is (425) 771-5299.
Market Area

The Company conducts operations out of its main administrative office, three loan production offices, and seven full-service bank branch offices in the Puget Sound region of Washington, as well as one loan production office in eastern Washington. The administrative office is located in Mountlake Terrace, in Snohomish County, Washington. The three stand-alone home lending offices in the Puget Sound region are located in Puyallup, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, and the one stand-alone home lending office is located in Tri-Cities (Kennewick), in Benton County, Washington. Regarding the seven full-service bank branches, three branch offices are located in Snohomish County, two branch offices are located in King County, one branch office is located in Pierce County to the south, and one in Kitsap County to the west. On September 1, 2015, the Bank entered into a Purchase and Assumption Agreement for the acquisition of four retail bank branches from Bank of America, National Association, and on January 22, 2016, the Bank completed the Branch Purchase. The four branches are located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington.
The primary market area for business operations is the Seattle-Tacoma-Bellevue, WA Metropolitan Statistical Area (the “Seattle MSA”). Kitsap County, though not in the Seattle MSA, is also part of the Company’s market area. This overall region is typically known as the Puget Sound region. The population of the Puget Sound region was an estimated 3.9 million in 2015, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.
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
King County, the location of the city of Seattle, has the largest employment base and overall level of economic activity. Seven of the largest employers in the state are headquartered in King County including The Boeing Company, Microsoft Corporation, University of Washington, Alaska Airlines, Amazon.com, Costco, and Starbucks. Pierce County’s economy is also well diversified with the presence of military related government employment (Joint Base Lewis-McChord), along with health care (the Franciscan Health System and the Multicare Health System). In addition, there is a large employment base in the economic sectors of shipping (the Port of Tacoma) and aerospace employment (Boeing). Snohomish County to the north has an economy based on aerospace employment (Boeing), military (the Everett Naval Station) along with additional employment concentrations in biotechnology, electronics/computers, and wood products.
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
In 2010, approximately 86.6% of King County households had income levels in excess of $50,000 annually, compared to 82.5% for the State of Washington and 79.2% for the United States. In 2008, the U.S. Census Bureau determined that Seattle had the highest percentage of college and university graduates of any U.S. city. Seattle has been listed in the top three most literate cities in the country every year since 2005 by an annual review conducted by Central Connecticut State University. Seattle’s high income and education levels, especially compared to other major cities, result in King County ranking in the top 100 wealthiest counties in the United States based on 2011 non-census U.S. Census Bureau gathered data.

Unemployment in Washington was an estimated 5.5% as of December 31, 2015, down from a high of 10.2% in March 2010, closely paralleling national trends as disclosed in the U.S. Bureau of Labor Statistics. Unemployment rates in Pierce and Kitsap counties have improved in the last 24 months. King County had the lowest unemployment rate in the state at 4.5%, much lower than the state average of 5.5% and national average of 5.0%, respectively, yet rose slightly from 4.1% at year end 2014. At December 31, 2015, the estimated unemployment rate in Pierce County was 6.1%, down from 7.2% as of December 31, 2014. The estimated unemployment rate in Snohomish County at year end 2015 was 5.0%, up from 4.5% at year end 2014. Kitsap County's unemployment rate was down to an estimated 5.5% at December 31, 2015, from 6.2% at December 31, 2014. Of the four counties, Pierce and Kitsap counties reflected the largest improvement year over year with unemployment dropping 1.1% in Pierce County and 0.7% in Kitsap County. Outside of the Puget Sound area, the Tri-Cities market includes two counties, Benton and Franklin. The estimated unemployment rate in Benton County at year end 2015 was 7.1%, down from 7.7% at year end 2014. At December 31, 2015, the estimated unemployment rate in Franklin County was 9.4%, down from 11.3% at December 31, 2014.
According to the Washington Center for Real Estate Research, home values in the State of Washington continued to improve in 2015. For the quarter ended December 31, 2015, the average home value was $495,000 in King County, $360,000 in Snohomish County, $268,000 in Kitsap County, $255,000 in Pierce County, and $209,000 for both Benton and Franklin Counties. Compared to the statewide average increase in home values of 9.7% in the fourth quarter of 2015, King and Kitsap counties have outperformed the state averages, with 10.1% and 10.0% increases, respectively. Below the state average, Pierce County experienced a 9.4% increase in home values during 2015, Snohomish County was up 8.6%, and both Benton and Franklin Counties were up 5.4% year over year.
For a discussion regarding the competition in the Company’s primary market area, see “Competition.”
Lending Activities

General. Historically, the Company's primary emphasis was the origination of consumer loans (primarily indirect home improvement and automobile-secured loans), one-to-four-family residential first mortgages, and second mortgage/home equity loan products. As a result of the Company's initial public offering in 2012, while maintaining the active indirect consumer lending program, the Company shifted its lending focus to include non-mortgage commercial business loans, as well as commercial real estate which includes construction and development loans. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale in the secondary market. While maintaining the Company’s historical strength in consumer lending, the Company has added management and personnel in the commercial and home lending areas to take advantage of the relatively favorable long-term business and economic environments prevailing in the markets.

Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	December 31,
(Dollars in thousands)	2015		2014		2013		2012		2011
Real estate loans	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$50,034	9.78%	$42,970	10.90%	$32,970	11.48%	$33,250	11.88%	$28,931	13.09%
Construction and development	80,806	15.80	57,813	14.67	41.633	14.49	31,893	11.39	10,144	4.59
Home equity	16,540	3.24	15,737	3.99	15.172	5.28	15,474	5.53	14,507	6.56
One-to-four-family(1)	102,921	20.13	46,801	11.87	20.809	7.25	13,976	4.99	8,752	3.96
Multi-family	22,223	4.35	16,201	4.11	4.682	1.63	3,202	1.14	1,175	0.53
Total real estate loans	272,524	53.30	179,522	45.54	115,266	40.13	97,795	34.93	63,509	28.73

Consumer loans
Indirect home improvement	103,064	20.16	99,304	25.19	91,167	31.74	83,786	29.93	81,143	36.70
Solar	29,226	5.72	18,162	4.61	16,838	5.86	2,463	0.89	—	—
Marine	23,851	4.66	16,713	4.24	11,203	3.90	17,226	6.15	23,315	10.55
Other consumer	2,181	0.43	2,628	0.66	3,498	1.22	5,195	1.86	9,748	4.41
Total consumer loans	158,322	30.97	136,807	34.70	122,706	42.72	108,670	38.83	114,206	51.66

Commercial business loans	80,436	15.73	77,881	19.76	49,244	17.15	73,465	26.24	43,337	19.61
Total gross loans receivable	511,282	100.00%	394,210	100.00%	287,216	100.00%	279,930	100.00%	221,052	100.00%

Less:
Deferred costs, fees and discounts, net	(962)		(946)		(1,043)		(283)		424
Allowance for loan losses	(7,785)		(6,090)		(5,092)		(4,698)		(4,345)
Total loans receivable, net	$502,535		$387,174		$281,081		$274,949		$217,131

(1) Excludes loans held for sale.

The following table shows the composition of the loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

(Dollars in thousands)	December 31,
Fixed-rate loans:	2015		2014		2013		2012		2011
Real estate loans	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$26,189	5.12%	$23,144	5.87%	$23,210	8.08%	$20,947	7.48%	$17,578	7.95%
Construction and development	315	0.06	322	0.08	525	0.18	3,958	1.41	3,407	1.54
Home equity	2,146	0.42	2,677	0.68	2,664	0.93	2,557	0.91	2,154	0.97
One-to-four-family(1)	9,305	1.82	8,108	2.06	19,981	6.96	8,328	2.98	5,452	2.47
Multi-family	2,659	0.52	3,240	0.82	3,467	1.21	2,053	0.73	1,175	0.53
Total real estate loans	40,614	7.94	37,491	9.51	49,847	17.36	37,843	13.51	29,766	13.46

Consumer loans	157,805	30.87	136,368	34.59	122,346	42.60	108,500	38.76	114,201	51.65
Commercial business loans	17,440	3.41	16,197	4.11	19,792	6.89	16,959	6.06	8,971	4.07
Total fixed-rate loans	215,859	42.22	190,056	48.21	191,985	66.85	163,302	58.33	152,938	69.18

Adjustable-rate loans:
Real estate loans
Commercial	23,845	4.66	19,826	5.03	9,760	3.40	12,303	4.40	11,353	5.14
Construction and development	80,491	15.74	57,491	14.58	41,108	14.31	27,935	9.98	6,737	3.05
Home equity	14,394	2.82	13,060	3.31	12,508	4.35	12,917	4.61	12,353	5.59
One-to-four-family(1)	93,616	18.31	38,693	9.82	828	0.29	5,648	2.02	3,300	1.49
Multi-family	19,564	3.83	12,961	3.29	1,215	0.42	1,149	0.41	—	—
Total real estate loans	231,910	45.36	142,031	36.03	65,419	22.77	59,952	21.42	33,743	15.27

Consumer loans	517	0.10	439	0.11	360	0.12	170	0.06	5	0.01
Commercial business loans	62,996	12.32	61,684	15.65	29,452	10.26	56,506	20.19	34,366	15.54
Total adjustable-rate loans	295,423	57.78	204,154	51.79	95,231	33.15	116,628	41.67	68,114	30.82
Total gross loans receivable	511,282	100.00%	394,210	100.00%	287,216	100.00%	279,930	100.00%	221,052	100.00%

Less:
Deferred costs, fees and discounts, net	(962)		(946)		(1,043)		(283)		424
Allowance for loan losses	(7,785)		(6,090)		(5,092)		(4,698)		(4,345)
Total loans receivable, net	$502,535		$387,174		$281,081		$274,949		$217,131
(1) Excludes loans held for sale.

Loan Maturity. The following table sets forth certain information at December 31, 2015, regarding the dollar amount and current rates of interest for the loans maturing in the portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

	Real Estate
(Dollars in thousands)	Commercial		Construction and Development		Home Equity		One-to-Four-Family (2)		Multi-family		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate (3)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2016(1)	$3,391	4.44%	$75,015	6.16%	$14,553	4.50%	$994	7.20%	$—	—%	$1,597	9.75%	$67,144	4.65%	$162,694	5.27%
2017	2,779	4.61	1,935	6.17	—	—	848	3.75	367	4.38	1,861	7.32	1,194	2.51	8,984	5.14
2018	6,408	5.34	315	7.00	—	—	1,665	4.34	1	5.25	4,473	7.32	460	5.32	13,322	5.92
2019 and 2020	8,326	3.78	—	—	71	7.00	1,082	5.20	6	4.48	8,336	8.59	8,144	4.51	25,965	5.62
2021 to 2025	27,024	4.97	—	—	834	7.44	5,385	4.61	19,595	4.12	45,398	8.72	2,241	4.46	100,477	6.49
2026 to 2030	1,608	4.87	2,694	5.00	—	—	3,007	4.03	2,093	4.88	92,641	7.63	1,253	5.34	103,296	7.33
2031 and following	498	6.00	847	3.85	1,082	8.03	89,940	4.02	161	5.46	4,016	7.13	—	—	96,544	4.20
Total	$50,034	4.77%	$80,806	6.10%	$16,540	4.89%	$102,921	4.10%	$22,223	4.21%	$158,322	7.99%	$80,436	4.62%	$511,282	5.76%
_______________
(1) Includes demand loans, loans having no stated maturity and overdraft loans.
(2) Excludes loans held for sale.
(3) Includes one loan at default interest rate.

The total amount of loans due after December 31, 2016, which have predetermined interest rates is $201.1 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $147.5 million.

Lending Authority. The Chief Credit Officer has the authority to approve multiple loans to one borrower up to $6.0 million in aggregate.  Loans in excess of $6.0 million require an additional signature from the Chief Executive Officer and/or Chief Financial Officer.  All loans that are approved over $2.5 million are reported to the Asset Quality Committee (“AQC”) on a monthly basis.  The Chief Credit Officer may delegate lending authority to other individuals at levels consistent with their responsibilities.
The Board of Directors has implemented a lending limit policy that it believes matches the Washington State legal lending limit. At December 31, 2015, the Company’s policy limits loans to one borrower and the borrower’s related entities to 20% of the Bank's unimpaired capital and surplus, or $17.3 million at December 31, 2015. Management has adopted an internal lending limit of a maximum of 80% of the Bank's legal lending limit for risk mitigation purposes and all loans over this limit require approval from the AQC. The Bank's largest lending relationship at December 31, 2015, consisted of four commercial real estate loans having combined commitments of $10.9 million to two limited liability companies as borrower on two of these loans, and one corporation as borrower on the remaining two loans. Three of these loans are secured by commercial real estate construction projects located in King County, Washington, having a combined outstanding balance of $3.0 million at December 31, 2015. The fourth loan had an outstanding balance of $4.7 million, at December 31, 2015, secured by a multi-family building located in King County, Washington. The second largest lending relationship consisted of two commercial lines of credit to a corporation and an individual having a combined outstanding balance of $6.8 million, one unsecured for $1.0 million, and the other loan secured by accounts receivables located in King County, Washington. The third largest lending relationship consisted of six loans to two limited liability companies having a combined outstanding balance of $5.8 million, all of which are secured by construction and development projects in King County, Washington. All of the loans listed above were current at December 31, 2015.
At December 31, 2015, the Company had $33.0 million approved in warehouse lending lines for six companies. The commitments ranged from $3.0 million to $9.0 million. As of December 31, 2015, there was $5.4 million in warehouse lines outstanding, compared to $34.0 million approved in warehouse lending lines with $10.1 million outstanding at December 31, 2014.
Commercial Real Estate Lending. The Company offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including retail centers, warehouses and office buildings located in the market areas. The Company also has a limited amount of loans secured by multi-family residences. At December 31, 2015, commercial real estate loans (including multi-family residential loans) totaled $72.3 million, or 14.1%, of the gross loan portfolio.
The Company’s loans secured by commercial real estate are originated with a fixed or variable interest rate for up to a 15-year term and a 30-year amortization. The variable rate loans are indexed to the prime rate of interest or a short-term LIBOR rate, or five or seven-year FHLB rate, with rates equal to the prevailing index rate to 5.0% above the prevailing rate. Loan-to-value ratios on the Company’s commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. In addition, personal guarantees are obtained from the primary borrowers on substantially all credits.
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
Construction and Development Lending. The Company expanded its residential construction lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Company has implemented this strategy to take advantage of what is believed to be an unmet demand for construction and ADC loans to experienced, successful and relationship driven builders in our market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2015, construction and development loans totaled $80.8 million, or 15.8%, of the gross loan portfolio and consisted of loans for residential and commercial construction projects, primarily for vertical construction and $2.2 million of land acquisition and development loans. At December 31, 2015, $57.5 million of our construction portfolio was comprised of speculative one-to-four-family construction loans.
The Company's residential commercial construction lending program focuses on the origination of loans for the purpose of constructing, on both a pre-sold and speculative basis, and selling primarily one-to-four-family residences within the market area. The Company generally limits these types of loans to known builders and developers in the market area. Construction loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan is generally paid off through the sale of the newly constructed home and a permanent loan from another lender, although commitments to convert to a permanent loan may be made by us. Construction loans are generally made with a maximum loan-to-value ratio of the lower of 95% of cost or 75% of appraised value at completion. During the term of construction, the accumulated interest on the loan is typically added to the principal balance of the loan through an interest reserve of 3% to 5.5% of the loan commitment amount.
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
The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2015, included in the $80.8 million of construction loans, were six residential land acquisition and development loans for finished lots totaling $2.2 million, with total commitments of $2.7 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold.
Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.
Construction and development lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of most of our construction loans, an interest reserve is created at origination and is added to the principal of the loan through the construction phase. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences as there is the added risk associated with identifying an end-purchaser for the finished project. Loans on land under development or held for future construction pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.
The Company seeks to address the forgoing risks associated with construction development lending by developing and adhering to underwriting policies, disbursement procedures and monitoring practices. Specifically, the Company (i) seeks to diversify the number of loans and projects in the market area, (ii) evaluate and document the creditworthiness of the borrower and the viability of the proposed project, (iii) limit loan-to-value ratios to specified levels, (iv) control disbursements on construction loans on the basis of on-site inspections by a licensed third-party, and (v) monitor economic conditions and the housing inventory in each market. No assurances, however, can be given that these practices will be successful in mitigating the risks of construction development lending.
Home Equity Lending. The Company has been active in second mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of ten years and a term to maturity of 15 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratio of up to 90%, including any underlying first mortgage. Second mortgage home equity loans are typically fixed rate, amortizing loans with terms of up to 15 years. Total second mortgage/home equity loans totaled $16.5 million, or 3.2% of the gross loan portfolio, at December 31, 2015, $14.4 million of which were adjustable rate home equity lines of credit. Unfunded commitments on loans and lines of credit at December 31, 2015, was $18.1 million.
Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $624.0 million of one-to-four-family mortgages during 2015, of which $527.2 million were sold to investors. Of the loans sold to investors, $344.0 million were sold to Fannie Mae, Ginnie Mae, and/or Freddie Mac with servicing rights retained in order to further build the relationship with the customer. At December 31, 2015, one-to-four-family residential mortgage loans totaled $102.9 million, or 20.1%, of the gross loan portfolio, excluding loans held for sale of $44.9 million.
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
Consumer Lending. Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. At December 31, 2015, consumer loans totaled $158.3 million, or 31.0% of the gross loan portfolio.

The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s lending strategy. These loans totaled $103.1 million, or 20.2% of total loans, and 65.1% of total consumer loans, at December 31, 2015. Indirect home improvement loans are originated through a network of 88 home improvement contractors and dealers located in Washington, Oregon, Idaho, and California. Four dealers are responsible for a majority (53.2%) of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, and roofing materials.
In order to grow the Company's indirect home improvement loan volume, the Company expanded into the State of California in 2012 with a limited number of contractors and dealers of solar loans. Solar loans are the second largest portion of the consumer loan portfolio which totaled $29.2 million, or 5.7% of total loans. As of December 31, 2015, the Company had $22.6 million in loans to borrowers that reside in California, or 77.3% of total solar loans, 4.4% of total loans, and 14.3% of total consumer loans. The Company's primary home improvement focus in California is on consumer solar panel installations which comprise 100% of the volume originated in California.
In connection with fixture secured loans, the Company receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. The loans are processed through the loan origination software, with approximately 20% of the loan applications receiving an automated approval based on the information provided, and the remaining loans processed by the Company’s credit analysts. The Company follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using a Fair Isaac and Company, Incorporated ("FICO"), credit score to approve loans. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting in addition to the borrower's debt to income.
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
The Company also offers consumer marine loans secured by boats. Marine loans represent the third largest segment of the consumer loan portfolio. As of December 31, 2015, the marine loan portfolio totaled $23.9 million, or 4.7% of total loans and 15.1% of total consumer loans. Marine loans are originated with borrowers on both a direct and indirect basis, and generally carry terms of up to 20 years with fixed rates of interest. The Company requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.
The Company originates other consumer loans which totaled $2.2 million as of December 31, 2015. These loans primarily include personal lines of credit, automobile, direct home improvement, loans on deposit, and recreational loans.
In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score indicates a greater degree of creditworthiness. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods. As of December 31, 2015, 70.7% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 96.4% was originated with borrowers having a FICO score over 660 at the time of origination. Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. A credit score at the time of loan origination of less than 660 is considered “subprime” by federal banking regulators. Borrowers of our one-to-four-family loans had an average FICO score of 724 at the time of loan origination. Consideration for loans with FICO scores below 660 require additional management oversight and approval.

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
Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory or property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party mortgage bankers. Under this program the Company provides short term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Company’s warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principle shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. At December 31, 2015, the Company had approved warehouse lending lines for six companies with varying limits from $3.0 million up to $9.0 million for an aggregate amount of $33.0 million. During the year ended December 31, 2015, the Company processed approximately 1,000 loans and funded approximately $347.5 million under this program, with $5.4 million outstanding at December 31, 2015.
Commercial business loans may be fixed-rate, but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of the commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest only payments required during the term, while other loans may reprice on an annual basis and amortize over a two to five year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which is generally set between 3.5% and 5.5%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2015, the commercial business loan portfolio totaled $80.4 million, or 15.7%, of the gross loan portfolio including warehouse lending loans.
At December 31, 2015, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of credit analysis. The Company generally requires personal guarantees on commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. The largest two commercial business lending relationships consisted of one line of credit per borrower. The first to a single borrower consisting of a warehouse line of credit secured by the underlying notes associated with mortgage loans, having a commitment of $9.0 million, and an outstanding balance of $1.9 million at December 31, 2015. The other line of credit was to two borrowers secured by accounts receivable, along with an unsecured line having a combined commitment of $10.0 million, and an outstanding balance of $6.8 million at December 31, 2015.
Unlike residential mortgage loans, commercial business loans, particularly unsecured loans, are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and, therefore, are of higher risk. The Company makes commercial loans secured by business assets, such as accounts receivable, inventory, equipment, real estate and cash as collateral with loan-to-value ratios in most cases up to 80%, based on the type of collateral. This collateral depreciates over time, may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).
Loan Originations, Servicing, Purchases and Sales

The Company originates both fixed-rate and adjustable-rate loans. The ability to originate loans, however, is dependent upon customer demand for loans in the market areas. Over the past few years, the Company has continued to originate consumer loans, and increased emphasis on commercial real estate loans, including construction and development lending, as well as commercial business loans. Demand is affected by competition and the interest rate environment. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of commercial business and real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. In addition to interest earned on loans and loan origination fees, the Company receives fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.
From time to time to supplement our loan originations and based on our asset/liability objectives we will purchase bulk loans or pools of loans from other financial institutions. Loans purchased are reviewed for their individual credit quality but are not re-underwritten prior to purchase. In the third quarter of 2015, the Company purchased $16.3 million of adjustable rate one-to-four-family, non-owner occupied loans secured by properties located in the Puget Sound market.
The Company will sell long-term, fixed-rate residential real estate loans in the secondary market to mitigate interest rate risk. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allowed for a servicing fee on loans when the servicing is retained by the Company. A majority of residential real estate loans sold by the Company were sold with servicing retained. The Company earned gross mortgage servicing fees of $1.2 million for the year ended December 31, 2015. At December 31, 2015, the Company was servicing a $631.9 million one-to-four-family portfolio. These mortgage servicing rights constituted a $5.8 million asset on the books on that date, which is amortized in proportion to and over the period of the net servicing income. These mortgage servicing rights are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of the servicing rights at December 31, 2015 was $6.8 million. See Notes 4 and 14 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
The following table presents the activity during the year ended December 31, 2015, related to loans serviced for others.

Beginning balance at January 1, 2015	(In thousands)
One-to-four-family	$340,243
Consumer	3,079
Commercial	2,534
Subtotal	345,856
Additions
One-to-four-family	344,038
Repayments
One-to-four-family	(52,341)
Consumer	(888)
Commercial	(546)
Subtotal	(53,775)
Ending balance at December 31, 2015
One-to-four-family	631,940
Consumer	2,191
Commercial	1,988
Total	$636,119

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(In thousands)	Years Ended December 31,
Originations by type:	2015	2014
Fixed-rate:
Commercial	$5,172	$5,442
Home equity	1,256	810
One-to-four-family (1)	3,309	9,186
Loans held for sale	531,460	277,334
Multi-family	784	948
Consumer	79,789	66,976
Commercial business (excluding warehouse lines)	4,709	8,204
Total fixed-rate	626,479	368,900
Adjustable- rate:
Commercial	9,691	14,169
Construction and development	126,095	103,917
Home equity	8,498	7,854
One-to-four-family (1)	54,992	43,621
Loans held for sale	40,285	—
Multi-family	7,001	11,916
Consumer	973	415
Commercial business (excluding warehouse lines)	65,695	56,806
Warehouse lines, net	(4,685)	6,082
Total adjustable-rate	308,545	244,780
Total loans originated	935,024	613,680
Purchases by type:
Adjustable-rate:
One-to-four-family (1)	16,255	—
Total loans purchased	16,255	—
Sales and repayments:
Commercial	—	(3,250)
Loans held for sale	(551,455)	(263,229)
Consumer	—	(21,995)
Total loans sold	(551,455)	(288,474)
Total principal repayments	(263,810)	(206,393)
Total reductions	(815,265)	(494,867)
Net increase	$136,014	$118,813
(1) One-to-four-family portfolio loans.

Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales systematically generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.
Sales of whole consumer loans, specifically longer term consumer loans, can be beneficial to us since these sales generate income at the time of sale, can potentially create future servicing income where servicing is retained, and provide a mitigation of interest rate risk associated with holding 15-20 year maturity consumer loans.

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
The following table shows delinquent loans by the type of loan and number of days delinquent at December 31, 2015. Categories not included in the table below did not have any delinquent loans at December 31, 2015.

	Loans Delinquent For:
(Dollars in thousands)	60-89 Days			Non-Accrual 90 Days and Over			Total Loans Delinquent 60 Days or More
Real estate loans	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
Home equity	1	$20	0.12%	1	$47	0.28%	2	$67	0.41%
One-to-four-family	—	—	—	1	525	0.51	1	525	0.51
Total real estate loans	1	20	0.01	2	572	0.21	3	592	0.22
Consumer loans
Indirect home improvement	20	154	0.15	48	408	0.40	68	562	0.55
Solar	—	—	—	1	37	0.13	1	37	0.13
Total consumer loans	20	154	0.10	49	445	0.28	69	599	0.38
Total	21	$174	0.03%	51	$1,017	0.20%	72	$1,191	0.23%

Non-performing Assets. The following table sets forth information with respect to the Company’s non-performing assets.

(Dollars in thousands)	December 31,
Non-accruing loans:	2015	2014	2013	2012	2011
Real estate loans
Commercial	$—	$—	$567	$783	$—
Construction and development	—	—	—	—	623
Home equity	47	61	172	248	267
One-to-four-family	525	73	104	344	412
Total real estate loans	572	134	843	1,375	1,302
Consumer loans
Indirect home improvement	408	250	258	295	454
Solar	37	29	—	—	—
Marine	—	19	—	—	—
Other consumer	—	1	—	42	44
Total consumer loans	445	299	258	337	498
Commercial business loans	—	—	—	194	427
Total non-accruing loans	1,017	433	1,101	1,906	2,227

Real estate owned	—	—	2,075	2,127	4,589
Repossessed consumer property	—	—	32	31	78
Total non-performing assets	$1,017	$433	$3,208	$4,064	$6,894
Restructured loans	$734	$783	$815	$3,260	$3,249
Total non-performing assets as a percentage of total assets	0.15%	0.08%	0.77%	1.13%	2.43%

For the year ended December 31, 2015, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $95,000. The amount of interest income on these non-accrual loans that was included in net income was $58,000.
Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had no real estate owned properties as of December 31, 2015.
Restructured Loans. According to generally accepted accounting principles in the United States of America ("U.S. GAAP"), the Company is required to account for certain loan modifications or restructuring as a “troubled debt restructuring.” In general, the modification or restructuring of a debt is considered a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrowers that would not otherwise be considered. The Company had three restructured loans as of December 31, 2015, totaling $734,000, of which one loan with a balance of $525,000 was placed on non-accrual status in the third quarter of 2015, and the remaining $209,000 in restructured loans were performing in accordance with their modified terms.
Other Assets Especially Mentioned. At December 31, 2015, there was one loan totaling $335,000 with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.
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
In connection with the filing of periodic reports with the FDIC and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Company’s assets, at December 31, 2015, the Company had classified $3.0 million of assets as substandard. The $3.0 million of classified assets represented 3.9% of equity and 0.4% of total assets at December 31, 2015. The Company had classified $335,000 of assets as special mention at December 31, 2015.
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
The provision for loan losses was $2.3 million for the year ended December 31, 2015. The allowance for loan losses was $7.8 million, or 1.5% of total loans at December 31, 2015, as compared to $6.1 million, or 1.5% of total loans outstanding at December 31, 2014. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates. Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.
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

The following table summarizes the distribution of the allowance for loan losses by loan category.

	December 31,
(Dollars in thousands)	2015			2014			2013			2012			2011
Allocated at end of year to:	Loan balance	Percent of loan balance in each category to total loans	Allowance for loan losses by loan category	Loan balance	Percent of loan balance in each category to total loans	Allowance for loan losses by loan category	Loan balance	Percent of loan balance in each category to total loans	Allowance for loan losses by loan category	Loan balance	Percent of loan balance in each category to total loans	Allowance for loan losses by loan category	Loan balance	Percent of loan balance in each category to total loans	Allowance for loan losses by loan category
Real estate loans
Commercial	$50,034	9.78%	$514	$42,970	10.90%	$559	$32,970	11.48%	$377	$33,250	11.88%	$242	$28,931	13.09%	$196
Construction and development	80,806	15.80	1,157	57,813	14.67	675	41,633	14.49	591	31,893	11.39	556	10,144	4.59	200
Home equity	16,540	3.24	222	15,737	3.99	187	15,172	5.28	612	15,474	5.53	596	14,507	6.56	229
One-to-four-family	102,921	20.13	770	46,801	11.87	303	20,809	7.25	336	13,976	4.99	275	8,752	3.96	194
Multi-family	22,223	4.35	211	16,201	4.11	143	4,682	1.63	47	3,202	1.14	21	1,175	0.53	8
Total real estate loans	272,524	53.30	2,874	179,522	45.54	1,867	115,266	40.13	1,963	97,795	34.93	1,690	63,509	28.73	827

Consumer loans
Indirect home improvement	103,064	20.16	1,157	99,304	25.19	1,146	91,167	31.74	1,198	83,786	29.93	1,795	81,143	36.70	2,130
Solar	29,226	5.72	299	18,162	4.61	137	16,838	5.86	195	2,463	0.89	53	—	—	—
Marine	23,851	4.66	192	16,713	4.24	108	11,203	3.90	86	17,226	6.15	233	23,315	10.55	390
Other consumer	2,181	0.43	33	2,628	0.66	40	3,498	1.22	33	5,195	1.86	77	9,748	4.41	326
Total consumer loans	158,322	30.97	1,681	136,807	34.70	1,431	122,706	42.72	1,512	108,670	38.83	2,158	114,206	51.66	2,846

Commercial business loans	80,436	15.73	1,396	77,881	19.76	1,189	49,244	17.15	800	73,465	26.24	815	43,337	19.61	511
Unallocated reserve	—	—	1,834	—	—	1,603	—	—	817	—	—	35	—	—	161
Total	$511,282	100.00%	$7,785	$394,210	100.00%	$6,090	$287,216	100.00%	$5,092	$279,930	100.00%	$4,698	$221,052	100.00%	$4,345

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

(Dollars in thousands)	Years Ended December 31,
	2015	2014	2013	2012	2011
Balance at beginning of year	$6,090	$5,092	$4,698	$4,345	$5,905

Charge-offs:
Real estate loans
Commercial	191	120	340	48	152
Construction and development	—	—	194	94	38
Home equity	57	94	257	381	435
One-to-four-family	—	—	18	257	11
Total real estate loans	248	214	809	780	636
Consumer loans
Indirect home improvement	1,265	1,341	1,562	2,156	2,497
Solar	92	—	—	—	—
Marine	63	15	43	—	—
Other consumer	46	51	152	425	1,022
Total consumer loans	1,466	1,407	1,757	2,581	3,519
Commercial business loans	40	75	63	179	684
Total charge-offs	1,754	1,696	2,629	3,540	4,839

Recoveries:
Real estate loans
Commercial	191	—	38	—	—
Home equity	33	80	35	9	30
One-to-four-family	—	104	18	—	—
Total real estate loans	224	184	91	9	30
Consumer loans
Indirect home improvement	870	630	510	630	528
Marine	33	13	17	—	—
Other consumer	56	65	219	322	352
Total consumer loans	959	708	746	952	880
Commercial business loans	16	2	16	19	—

Total recoveries	1,199	894	853	980	910

Net charge-offs	555	802	1,776	2,560	3,929
Additions charged to operations	2,250	1,800	2,170	2,913	2,369
Balance at end of year	$7,785	$6,090	$5,092	$4,698	$4,345
Net charge-offs during the year to average loans outstanding during the year	0.11%	0.24%	0.63%	1.03%	1.81%
Net charge-offs during the year to average non- performing assets	76.55%	44.04%	48.84%	46.72%	0.51%
Allowance as a percentage of non-performing loans	765.49%	1,406.47%	462.49%	246.48%	195.11%
Allowance as a percentage of gross loans receivable (end of year)	1.52%	1.54%	1.77%	1.68%	1.97%

Investment Activities

General. Under Washington law, savings banks are permitted to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds (“Fed Funds”), commercial paper, investment grade corporate debt securities, and obligations of states and their political subdivisions.
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
The general objectives of the Company’s investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” of this Form 10-K.
As a member of the FHLB of Des Moines, the Bank had $4.6 million in stock at December 31, 2015. For the year ended December 31, 2015, the Bank received $15,000 in dividends from the FHLB of Des Moines.
The table below sets forth information regarding the composition of the securities portfolio and other investments at the dates indicated. At December 31, 2015, the securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
(In thousands)	2015		2014		2013
Securities available-for-sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency securities	$6,134	$6,035	$5,998	$5,845	$12,297	$11,667
Municipal bonds	18,531	18,891	15,886	16,161	13,347	13,180
Corporate securities	3,495	3,433	4,495	4,437	4,005	3,938
U.S. Small Business Administration securities	4,011	4,023	2,019	2,057	—	—
Mortgage-backed securities	22,926	22,835	20,169	20,244	27,952	27,454
Total securities available-for-sale	$55,097	$55,217	$48,567	$48,744	$57,601	$56,239

The composition and contractual maturities of the investment portfolio at December 31 2015, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2015
(Dollars in thousands)	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
Securities available-for-sale	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
U.S. agency securities	$—	—%	$—	—%	$6,134	2.36%	$—	—%	$6,134	2.36%	$6,035
Municipal bonds	991	2.00	3,904	2.43	7,807	2.46	5,829	2.48	18,531	2.44	18,891
Corporate securities	—	—	1,500	1.00	1,995	1.61	—	—	3,495	1.35	3,433
U.S. Small Business Administration securities	—	—	—	—	4,011	2.73	—	—	4,011	2.73	4,023
Mortgage-backed securities	—	—	—	—	2,205	1.47	20,721	2.51	22,926	2.41	22,835
Total securities available-for-sale	$991	2.00%	$5,404	2.03%	$22,152	2.31%	$26,550	2.50%	$55,097	2.37%	$55,217

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings, and loan repayments are the major sources of funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings from the FHLB of Des Moines are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.
The Company’s deposit composition reflects a mixture with certificates of deposit accounting for approximately 39.0% of the total deposits at December 31, 2015, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company also had $27.9 million of brokered deposits at December 31, 2015, with original terms averaging three years which were used to manage interest rate risk.
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
The following table sets forth total deposit activities for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Beginning balance	$420,444	$336,876	$288,949
Net deposits before interest credited	61,505	81,134	45,949
Interest credited	3,229	2,434	1,978
Ending balance	$485,178	$420,444	$336,876

Net increase in deposits	$64,734	$83,568	$47,927
Percent increase	15.40%	24.81%	16.59%
The following table sets forth the dollar amount of savings deposits in the various types of deposit programs the Company offered at the dates indicated.

	December 31,
(Dollars in thousands)	2015		2014
Transactions and Savings Deposits	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing checking	$66,676	13.74%	$53,743	12.78%
Interest-bearing checking	34,098	7.03	29,585	7.04
Savings	30,126	6.21	21,560	5.13
Money market	159,605	32.89	152,611	36.30
Escrow accounts related to mortgage loans serviced	5,571	1.15	2,991	0.71
Total transaction and savings deposits	296,076	61.02	260,490	61.96

Certificates
0.00 - 1.99%	188,586	38.87	145,099	34.51
2.00 - 3.99%	516	0.11	14,855	3.53
Total certificates	189,102	38.98	159,954	38.04
Total deposits	$485,178	100.00%	$420,444	100.00%

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2015.

	Rate
(Dollars in thousands)	0.00- 1.99%	2.00- 3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2016	$18,956	$216	$19,172	10.14%
June 30, 2016	43,346	6	43,352	22.93
September 30, 2016	6,526	194	6,720	3.55
December 31, 2016	15,783	100	15,883	8.40
March 31, 2017	9,201	—	9,201	4.87
June 30, 2017	27,215	—	27,215	14.39
September 30, 2017	8,835	—	8,835	4.67
December 31, 2017	16,312	—	16,312	8.63
March 31, 2018	23,072	—	23,072	12.20
June 30, 2018	9,553	—	9,553	5.05
September 30, 2018	374	—	374	0.20
December 31, 2018	1,389	—	1,389	0.73
Thereafter	8,024	—	8,024	4.24
Total	$188,586	$516	$189,102	100.00%
Percent of total	99.73%	0.27%	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2015. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
(In thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit of less than $100,000(1)	$5,559	$9,045	$7,311	$43,260	$65,175
Certificates of deposit of $100,000 through $250,000	9,406	20,481	10,127	51,303	91,317
Certificates of deposit of $250,000 and over	4,207	13,826	5,165	9,412	32,610
Total certificates of deposit	$19,172	$43,352	$22,603	$103,975	$189,102
(1) Includes $27.9 million of brokered deposits as of December 31, 2015.
The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank"). Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2015, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded the reserve requirements.
Debt. Although customer deposits are the primary source of funds for lending and investment activities, the Company uses various borrowings such as advances and warehouse lines of credit from the FHLB of Des Moines, and to a lesser extent Fed Funds purchased to supplement the supply of lendable funds, to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities.

As one of the Company’s capital management strategies, the Company has used advances from the FHLB of Des Moines to fund loan originations in order to increase net interest income. Depending upon the retail banking activity, the Company will consider and may undertake additional leverage strategies within applicable regulatory requirements or restrictions. These borrowings would be expected to primarily consist of FHLB of Des Moines advances.
As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of $153.8 million. At December 31, 2015, outstanding advances from the FHLB of Des Moines totaled $98.8 million. At December 31, 2015, the Bank had $79.5 million additional short-term borrowing capacity with the Federal Reserve Bank. The Bank also had an aggregate of $40.0 million in unsecured Fed Funds lines of credit with other large financial institutions of which none was outstanding at December 31, 2015.
In addition, on October 15, 2015 (the “Closing Date”), FS Bancorp, Inc. closed on a third-party loan commitment by the issuance of an unsecured subordinated term note in the aggregate principal amount of $10.0 million due October 1, 2025 (the “Subordinated Note”). The Subordinated Note bears interest at an annual interest rate of 6.50%, payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The Subordinated Note will mature on October 1, 2025 but may be prepaid at the Company’s option and with regulatory approval at any time on or after five years after the Closing Date or at any time upon certain events, such as a change in the regulatory capital treatment of the Subordinated Note or the interest on the Subordinated Note no longer being deductible by the Company for United States federal income tax purposes. The Company contributed $9.0 million of the proceeds from the Subordinated Note as additional capital to the Bank in the fourth quarter of 2015 in anticipation of the Branch Purchase and intends to use the balance to fund general working capital and operating expenses. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8 Debt.”
The following tables set forth information regarding both long- and short-term borrowings.

(Dollars in thousands)	Years Ended December 31,
Maximum balance:	2015	2014	2013
Federal Home Loan Bank advances	$98,769	$47,522	$28,664
Federal Reserve Bank	$—	$1,000	$—
Fed Funds lines of credit	$2,901	$3,450	$1,850
Warehouse lines of credit	$2,300	$—	$—
Subordinated note	$10,000	$—	$—
Average balances:
Federal Home Loan Bank advances	$38,393	$22,589	$16,391
Federal Reserve Bank	$—	$33	$—
Fed Funds lines of credit	$145	$72	$18
Warehouse lines of credit	$1,886	$—	$—
Subordinated note	$2,120	$—	$—
Weighted average interest rate:
Federal Home Loan Bank advances	0.82%	1.23%	0.85%
Federal Reserve Bank	—%	0.75%	—%
Fed Funds lines of credit	0.42%	0.25%	1.16%
Warehouse lines of credit	4.18%	—%	—%
Subordinated note	6.79%	—%	—%

(Dollars in thousands)	At December 31,
Balance outstanding at end of year:	2015	2014	2013
Federal Home Loan Bank advances	$98,769	$17,034	$16,664
Total borrowings	$98,769	$17,034	$16,664

Weighted average interest rate of:
Federal Home Loan Bank advances, at end of year	0.47%	1.35%	1.41%

Subsidiary and Other Activities

The Company has one active subsidiary, the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary as of December 31, 2015.
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
The Company attracts deposits through the branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, as of June 30, 2015, 1st Security Bank of Washington’s share of aggregate deposits in the market area consisting of the four counties where the Company has branches was less than one percent.
Employees

At December 31, 2015, the Company had 239 full-time employees and two part-time employees. Company employees are not represented by any collective bargaining group. The Company considers employee relations to be good.
Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Executive Officers. The following table sets forth information with respect to the executive officers of the Company and the Bank.

		Position
Name	Age (1)	Company	Bank
Joseph C. Adams	56	Director and Chief Executive Officer	Director and Chief Executive Officer

Matthew D. Mullet	37	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer

Robert B. Fuller	56	Chief Credit Officer	Chief Credit Officer

Dennis V. O’Leary	48	—	Chief Lending Officer

Drew B. Ness	51	—	Chief Operating Officer

Donn C. Costa	54	—	Senior Vice President, Home Lending

Debbie L. Steck	56	—	Executive Vice President, Home Lending Operations

(1)	As of December 31, 2015.

Joseph C. Adams, age 56, is a director and has been the Chief Executive Officer of 1st Security Bank of Washington since July 2004. He joined 1st Security Bank of Washington in April 2003 as its Chief Financial Officer, when the Bank was Washington’s Credit Union. Mr. Adams also served as Supervisory Committee Chairperson from 1993 to 1999. Mr. Adams is a lawyer having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director, Regulatory Affairs. Mr. Adams received a Masters Degree equivalent from the Pacific Coast Banking School. Mr. Adams’ legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank of Washington, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank which makes him well suited to educate the Board on these matters.
Matthew D. Mullet, age 37, joined 1st Security Bank of Washington in July 2011 and was appointed Chief Financial Officer in September 2011.  Mr. Mullet started his banking career in June 2000 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks, where he worked until October 2004.  From October 2004 until August 2010, Mr. Mullet was employed at Golf Savings Bank, Mountlake Terrace, WA, where he served in several financial capacities, including as Chief Financial Officer from May 2007 until August 2010.  In August 2010, Golf Savings Bank was merged with Sterling Savings Bank, where Mr. Mullet held the position as Senior Vice President of the Home Loan Division until resigning and commencing work at 1st Security Bank of Washington.
Robert B. Fuller, age 56, joined 1st Security Bank of Washington as Chief Credit Officer in September of 2013. Prior to his employment with the Bank, Mr. Fuller served as Chief Financial Officer/Chief Credit Officer for Blueprint Capital, REIT in 2013, Chief Credit Officer for Core Business Bank during 2012 and Plaza Bank during 2011, and in credit administration at Golf Savings Bank/Sterling Bank during 2009 and 2010.  Mr. Fuller also served as Executive Vice President,  Chief Operating Officer, and Chief Financial Officer for Golf Savings Bank from March 2001 to September 2006 and was a member of the integration team for the Golf sale to Sterling Savings Bank. Mr. Fuller started his banking career at US Bank of Washington’s mid-market production team and has over 29 years of banking experience.
Dennis V. O’Leary, age 48, joined 1st Security Bank of Washington as Senior Vice President - Consumer, Small Business and Construction Lending in August 2011 and currently holds the position of Chief Lending Officer. Prior to his employment with the Bank, Mr. O’Leary previously was employed by Sterling Savings Bank from July 2006 until August 2011 as Senior Vice President and Puget Sound Regional Director of the residential construction lending division. Sterling Savings Bank acquired Golf Savings Bank in 2006 where Mr. O’Leary had served as Executive

Vice President, Commercial Real Estate Lending, having previously served in various senior lending positions at Golf Savings Bank since June 1985.
Drew B. Ness, age 51, joined 1st Security Bank of Washington as Chief Operating Officer in September 2008. Mr. Ness has 25 years of diverse banking experience, including retail branch sales and service, branch network management, and national customer service training experience. He served as Vice President and Manager of the Corporate Deposit Operations Department for Washington Federal, Seattle, Washington from February 2008 until August 2008, following its acquisition of First Mutual Bank. Mr. Ness served as Vice President and Administrative/Operations Manager of the Retail Banking Group at First Mutual Bank, Bellevue, Washington from June 2004 through February 2008, and in various management positions for Bank of America in Seattle, Washington and Newport Beach, California prior to that.
Donn C. Costa, age 54, joined 1st Security Bank of Washington as Senior Vice President, Home Lending in October 2011. He previously held the position of Executive Vice President at Sterling Savings Bank, Mountlake Terrace, Washington after the merger with Golf Savings Bank in August 2009, and held the position of Executive Vice President at Golf Savings Bank, Mountlake Terrace, Washington since 2006. With more than 25 years of home lending experience, Mr. Costa began as a loan officer at Phoenix Mortgage Company in Seattle from 1987 to 1994.
Debbie L. Steck, age 56, joined 1st Security Bank of Washington as Executive Vice President, Home Lending Operations in September 2011. Prior to her employment at the Bank, she served as Chief Operating Officer and Vice President at Sterling Savings Bank after the merger with Golf Savings Bank in August 2009, and held that position with Golf Savings Bank for several years prior to that. Ms. Steck has over 30 years experience in the mortgage industry. She currently serves on the Board of Directors for the Everett Gospel Mission.

HOW WE ARE REGULATED
The following is a brief description of certain laws and regulations applicable to FS Bancorp and 1st Security Bank of Washington. Descriptions of laws and regulations here and elsewhere in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the Washington State Legislature that may affect the operations of FS Bancorp and 1st Security Bank of Washington. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC, DFI, Federal Reserve and the Consumer Financial Protection Bureau (“CFPB”). Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition. We cannot predict whether any such changes may occur.
The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"). Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as 1st Security Bank of Washington, subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, 1st Security Bank of Washington is generally subject to supervision and enforcement by the FDIC and the DFI with respect to its compliance with consumer financial protection laws and CFPB regulations.
Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and in some instances will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on 1st Security Bank of Washington, FS Bancorp and the financial services industry more generally.

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
Federal and State Enforcement Authority and Actions. As part of its supervisory authority over Washington-chartered savings banks, the DFI may initiate enforcement proceedings to obtain a consent order to cease-and-desist against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions for similar reasons and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Both these agencies may utilize less formal supervisory tools to address their concerns about the condition, operations or compliance status of a savings bank.
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
Insurance of Accounts and Regulation by the FDIC.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in 1st Security Bank of Washington up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended December 31, 2015, were $305,000. Those premiums have been reduced in recent years due to management's focus on asset quality, risk management, and growing capital levels.
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

The FDIC conducts examinations of and requires reporting by state non-member banks, such as 1st Security Bank of Washington. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. This payment is established quarterly and is an annual rate of 0.58 basis points of assessable assets for December 31, 2015. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.
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
Prompt Corrective Action. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The well capitalized category is described below in "Capital Requirements". An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.
Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by 1st Security Bank of Washington to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.
At December 31, 2015, 1st Security Bank of Washington was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and Note 13 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.
Capital Requirements. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), 1st Security Bank of Washington became subject to new capital regulations adopted by the Federal Reserve and the FDIC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.
Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
There are a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 will be deducted from capital.  In addition, Tier 1 capital may include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we are eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option in the first quarter of 2015.
For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.
In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, 1st Security Bank of Washington must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.
     To be consider “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.
At December 31, 2015, 1st Security Bank of Washington met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. The Bank’s actual capital ratios at December 31, 2015 and 2014 are presented in the following tables:

	Actual	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions Ratio
As of December 31, 2015	Ratio	Ratio
Total risk-based capital
(to risk-weighted assets)	15.51%	8.00%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	14.26%	6.00%	8.00%
Tier 1 leverage capital
(to average assets)	12.14%	4.00%	5.00%
Common equity tier 1 capital	14.26%	4.50%	6.50%

	Actual	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions Ratio
As of December 31, 2014	Ratio	Ratio
Total risk-based capital
(to risk-weighted assets)	14.68%	8.00%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	13.43%	4.00%	6.00%
Tier 1 leverage capital
(to average assets)	11.17%	4.00%	5.00%
Common equity tier 1 capital (1)	—	—	—
(1) The common equity Tier 1 ratio is a new regulatory capital ratio which became effective in the quarter ended March 31, 2015.
The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of 1st Security Bank of Washington believes that, under the current regulations, 1st Security Bank of Washington will continue to meet its minimum capital requirements in the foreseeable future.
For a complete description of the Bank's required and actual capital levels on December 31, 2015, see Note 13 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

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

Federal Home Loan Bank System. 1st Security Bank of Washington is a member of the FHLB of Des Moines in connection with the merger of the FHLB of Seattle and the FHLB of Des Moines in effect May 2015. The FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the FHFA and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business - Deposit Activities and Other Sources of Funds - Debt.”

Upon completion of the merger between the FHLB of Seattle and the FHLB of Des Moines, 1st Security Bank of Washington received stock in the FHLB of Des Moines equal to the same number of shares held in the FHLB of Seattle prior to the merger. Subsequently, the FHLB of Des Moines repurchased excess stock to bring 1st Security Bank of Washington’s stock ownership in compliance with the required holding levels. At December 31, 2015, 1st Security Bank of Washington had $4.6 million in FHLB of Des Moines stock, which was in compliance with this requirement.
Other than as noted above, during the year ended December 31, 2015, the FHLB of Des Moines did not repurchase any of its membership stock from 1st Security Bank of Washington.  The FHLB pays dividends quarterly, and 1st Security Bank of Washington received $15,000 in dividends during the year ended December 31, 2015.
The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of 1st Security Bank of Washington's FHLB stock may result in a decrease in net income and possibly capital.
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
Affiliate Transactions. FS Bancorp and 1st Security Bank of Washington are separate and distinct legal entities. FS Bancorp (and any non-bank subsidiary of FS Bancorp) is an affiliate of 1st Security Bank of Washington. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a bank and an affiliate are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. 1st Security Bank of Washington is also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. 1st Security Bank of Washington received an “outstanding” rating during its most recent CRA examination.

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
Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2015, 1st Security Bank of Washington's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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
Regulation and Supervision of FS Bancorp
General. FS Bancorp is a bank holding company registered with the Federal Reserve and is the sole shareholder of 1st Security Bank of Washington. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations promulgated there under. This regulation and oversight is generally intended to ensure that FS Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of 1st Security Bank of Washington.
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
The Bank Holding Company Act. Under the BHCA, FS Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial stress to the bank. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act. FS Bancorp and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between 1st Security Bank of Washington and affiliates are subject to numerous restrictions.  With some exceptions, FS Bancorp and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by FS Bancorp or by its affiliates.
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
Regulatory Capital Requirements. Bank holding companies like FS Bancorp are subject to capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets at December 31, 2015, FS Bancorp would have exceeded all regulatory requirements.

The Company's regulatory capital amounts and ratios at December 31, 2015 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total risk-based capital
(to risk-weighted assets)	$82,170	14.90%	$44,132	8.00%	$55,164	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$75,262	13.64%	$22,066	4.00%	$33,099	6.00%
Tier 1 leverage capital
(to average assets)	$75,262	11.56%	$26,052	4.00%	$32,565	5.00%
Common equity tier 1 capital	$75,262	13.64%	$24,824	4.50%	$35,857	6.50%
For additional information, see Note 13 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
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
Sarbanes-Oxley Act of 2002. As a public company that files periodic reports with the SEC, under the Securities Exchange Act of 1934, FS Bancorp is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.
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
TAXATION
Federal Taxation
General. FS Bancorp and 1st Security Bank of Washington are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank of Washington is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2012, and income tax returns have not been audited for the past four years, 2012 to 2015. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
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
Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report and our other filings with the SEC. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. This report is qualified in its entirety by these risk factors.
Risks Related to Our Business

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

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

We are operating in an uncertain economic environment, including lackluster national and global conditions, accompanied by very low interest rates. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. A deterioration in economic conditions in the market area we serve could result in losses beyond that which is provided for in our allowance for loan losses and could result in the following consequences, any of which could have a material adverse effect on the business, financial condition and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	collateral for our loans may further decline in value, in turn reducing customer's borrowing power, reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or noninterest-bearing deposits may decrease.
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

Our consumer loans accounted for $158.3 million, or 31.0% of our total loan portfolio as of December 31, 2015, of which $103.1 million (65.1% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $29.2 million (18.5% of total consumer loans) consisted of solar loans, $23.8 million (15.1% of total consumer loans) consisted of marine loans secured by boats, $2.2 million (1.4% of total consumer loans) consisted of other consumer loans, which includes personal lines of credit, automobile, direct home improvement, loans on deposit, and recreational loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for our loan losses, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.
Most of our consumer loans are originated indirectly by or through third parties, which presents greater risk than our direct lending products which involves direct contact between us and the borrower. Unlike a direct loan where the borrower makes an application directly to us, in these loans the dealer, who has a direct financial interest in the loan transaction, assists the borrower in preparing the loan application. Although we disburse the loan proceeds directly to the dealer upon receipt of a “completion certificate” signed by the borrower, because we do not have direct contact with the borrower, these loans may be more susceptible to a material misstatement on the loan application or having the loan proceeds being misused by the borrower or the dealer. In addition, if the work is not properly performed, the borrower may cease payment on the loan until the problem is rectified.
Indirect home improvement and solar loans totaled $132.3 million, or 25.9% of our total gross loan portfolio at December 31, 2015, and are originated through a network of 88 home improvement contractors and dealers located in Washington, Oregon, Idaho, and California. At December 31, 2015, the Company had $22.6 million in loans to borrowers that reside in California. Adverse economic conditions in California, including an increase in the level of unemployment, or a decline in real estate values could adversely affect the ability of these borrowers to make loan payments to us.

In addition, we rely on four dealers for a majority (53.2%) of our loan volume so the loss of one of these dealers can have a significant effect on our loan origination volume. See Item 1, “Business of 1st Security Bank of Washington - Lending Activities - Consumer Lending” and “- Asset Quality.”
Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers.

Our indirect home improvement lending, which is the largest component of our loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of 88 active contractors and dealers with businesses located throughout Washington, Oregon, Idaho, and California with approximately four contractors/dealers responsible for more than half of this loan volume. Indirect home improvement and solar loans totaled $132.3 million, or 25.9% of our total gross loan portfolio, at December 31, 2015, reflecting approximately 13,000 loans with an average balance of approximately $10,000.
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
In the fourth quarter of 2012, we expanded consumer solar loan originations in California which enabled us to increase originations of consumer solar loans from $2.5 million at the beginning of 2013 to $27.2 million at the end of 2014. This growth continued in 2015 and resulted in $22.6 million in consumer solar loan originations during the year ended December 31, 2015. We have adopted limits on California lending to be no more than 100% of total risk-based capital. At December 31, 2015, the maximum level of California originated consumer solar loans was $82.2 million. At December 31, 2015, we held $28.9 million of these consumer solar loans to borrowers located in California.
A significant portion of our business involves commercial business and commercial real estate lending which is subject to various risks that could adversely impact our results of operations and financial condition.

At December 31, 2015, our loan portfolio included $152.7 million of commercial real estate, multi-family real estate loans, and commercial business loans, or 29.9% of our total gross loan portfolio, compared to $137.1 million, or 34.8%, at December 31, 2014. We have been increasing and intend to continue to increase, subject to market demand, the origination of commercial real estate and commercial business loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the property securing the loan and/or the borrowers’ business and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.
Our renewed focus on these types of lending will increase the risk profile relative to traditional one-to-four-family lenders as we continue to implement our business strategy. Although commercial business and commercial and multi-family real estate loans are intended to enhance the average yield of the earning assets, they do involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with one-to-four-family loans for a number of reasons. Among other factors, these loans involve larger balances to a single borrower or groups of related borrowers. Since commercial business, commercial real estate and multi-family real estate loans generally have large balances, if we make any errors in judgment in the collectability of these loans, we may need to significantly increase the provision for loan losses since any resulting charge‑offs will be larger on a per loan basis. Consequently, this could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets. See Item 1, “Business of 1st Security Bank of Washington - Lending Activities - Commercial Real Estate Lending” of this Form 10-K.
We continue to expand residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.
We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2015, construction and development loans totaled $80.8 million, or 15.8 % of our total loan portfolio, of which $58.3 million were for residential real estate projects. This compares to construction and development loans of $57.8 million, or 14.7% of our total loan portfolio at December 31, 2014, or an increase of 39.8% during the past year. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.
Construction and development lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of most of our construction loans, an interest reserve is created at origination and is added to the principal of the loan through the construction phase. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.
Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences as there is the added risk associated with identifying an end-purchaser for the finished project. At December 31, 2015, $57.5 million of our construction portfolio was comprised of speculative one-to-four-family construction loans and $2.2 million were residential land acquisition and development loans.
Loans on land under development or held for future construction pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. No real estate construction and development loans were non-performing at December 31, 2015.  A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.
Our mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.

In October 2009, we commenced a mortgage warehouse lending program. Our mortgage warehouse lending program focuses on six Pacific Northwest mortgage banking companies. Short term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principle shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. At December 31, 2015, we had approved warehouse lending lines in varying amounts from $3.0 million to $9.0 million with each of the six companies, for an aggregate amount of $33.0 million. During the year ended December 31, 2015, we processed approximately 1,000 loans and funded approximately $347.5 million under this program. Our mortgage warehouse related gross revenues totaled $702,000 for the year ended December 31, 2015. At December 31, 2015, there was $5.4 million in warehouse lines outstanding, compared to $10.1 million outstanding at December 31, 2014.
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
Our lending limit may limit growth.
The Board of Directors have implemented a policy lending limit that it believes matches the Washington State legal lending limit. Our policy limits loans to one borrower and the borrower’s related entities to 20% of our unimpaired capital and surplus, or $17.3 million at December 31, 2015. Management has adopted an internal lending limit of a maximum of 80% of the Bank's legal lending limit for risk mitigation purposes and all loans over this limit require approval from the AQC. These amounts are significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our lending limit from doing business with us. The lending limit also impacts the efficiency of our commercial lending operation because it tends to lower the average loan size, which means a higher number of transactions have to be generated to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms that are considered favorable.
Revenue from mortgage banking operations are sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.

Our mortgage banking program, which we started in the fourth quarter of 2011 in an effort to diversify our revenue streams and to generate additional income, is dependent upon our ability to originate and sell loans to investors. Mortgage revenues are primarily generated from gains on the sale of one-to-four-family residential loans underwritten to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA, USDA Rural Housing and other non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. We sell loans on both a servicing retained and servicing released basis utilizing market execution analysis and customer relationships as the criteria. Any future changes in these programs, our eligibility to participate in these programs, the criteria for loans to be accepted or laws that significantly affect the activity of these entities could, in turn, materially adversely affect the success of our mortgage banking program and, consequently, our results of operations.
Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, adversely affect income from mortgage lending activities.

Currently, as a result of government actions and other economic factors related to the economic downturn, interest rates are at historically low levels. Although recently the Board of Governors of the Federal Reserve System slightly increased the Fed Funds rate by 25 basis points and is expected to raise the Fed Funds rate throughout 2016, based on economic conditions, interest rates are still at historically low levels. To the extent that market interest rates increase in the future, our ability to originate mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold to investors. This would adversely affect our ability to generate mortgage revenues, and consequently noninterest income. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.
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
Our allowance for loan losses was 1.5% of total gross loans, and 765.5% of non-performing loans at December 31, 2015, compared to 1.5% of total gross loans, and 1,406.5% of non-performing loans at December 31, 2014. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increases in the provision for loan losses may result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.
The unseasoned nature of our commercial business, commercial construction and commercial real estate portfolios may result in difficulties in judging collectability, which may lead to additional provisions or charge-offs, which would reduce our profits.
During the period from January 1, 2012 through December 31, 2015, we originated $545.7 million of loans, including loans in process, with an outstanding balance of $248.7 million, at December 31, 2015. As a result, a significant portion of the portfolio is relatively unseasoned and some borrowers may not have had sufficient time to perform to properly indicate the magnitude of potential losses. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2015, $102.9 million, or 20.1% of our total loan portfolio, was secured by first liens on one-to-four-family residential loans and our home equity lines of credit totaled $16.5 million, or 3.2% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which our loans are concentrated may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A decline in economic conditions or in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. In addition, residential loans with high combined loan-to-value ratios will be more sensitive to the fluctuation of property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2015, $24.9 million, or 4.9% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. Furthermore, some of our non-owner occupied commercial loan borrowers have more than one loan outstanding with us. At December 31, 2015, we had 13 non-owner occupied commercial loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $19.4 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied commercial real estate loan.

We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.
From time to time, we purchase real estate loans in bulk or “pools.” For the year ended December 31, 2015, we purchased $16.3 million in adjustable rate one-to-four-family, non-owner occupied loans secured by properties located in the Puget Sound market, most of which are still in our loan portfolio. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we expected we will earn less interest income on the purchase than expected. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.
Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-

than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
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
Our inability to manage our growth or deploy assets profitably could harm our business and decrease our overall profitability, which may cause our stock price to decline.

Our assets and deposit base have grown substantially in recent years, and we anticipate that we will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to manage multiple aspects of the business simultaneously, including among other things: (i) improve existing and implement new transaction processing, operational and financial systems, procedures and controls; (ii) maintain effective credit scoring and underwriting guidelines; (iii) maintain sufficient levels of regulatory capital; and (iv) expand our employee base and train and manage this growing employee base. In addition, to the extent we acquire other banks and or bank branches, asset pools or deposits we may have to manage additional risks such as exposure to potential asset quality issues, disruption to our normal business activities and diversion of management's time and attention due to integration and conversion efforts. If we are unable to manage growth effectively or execute integration efforts properly, we may not be able to achieve the anticipated benefits of growth and our business, financial condition and results of operations could be adversely affected.
We may not be able to sustain past levels of profitability as we grow, and our past levels of profitability should not be considered a guarantee or indicator of future success. If we are not able to maintain our levels of profitability by deploying growth in our deposits in profitable assets or investments, our net interest margin and overall level of profitability will decrease and our stock price may decline.
Hedging against interest rate exposure may adversely affect our earnings.
We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, and originated interest rate locks to customers. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling forward contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not materialize. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and

•	downward adjustments, or “mark-to-market losses,” could reduce our stockholders' equity.
Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and international economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve, and other factors beyond our control. In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. In December 2015, the Federal Reserve slightly increased the Fed Funds rate by 25 basis points and intends further increases of 25 basis points during 2016 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
    We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but could also affect: (i) our ability to originate and/or sell loans; (ii) the fair value of our interest-earning assets, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
A prolonged period of exceptionally low market interest rates, such as we are currently experiencing limits our ability to lower our interest expense, while the average yield on our interest-earning assets may decrease as our loans reprice or are originated at these low market rates. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At December 31, 2015, we had $85.1 million in certificates of deposit that mature within one year and $296.1 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized servicing rights. At December 31, 2015, we serviced $636.1 million of loans sold to third parties, and the servicing rights associated with such loans had an amortized cost of $949,000 and an estimated fair value, at that date, of $6.8 million. Because the estimated life and estimated income to be derived from servicing the underlying loans generally increase with rising interest rates and decrease with falling interest rates, the value of servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” of this Form 10-K.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, debt, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” included herein.
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
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations. See Item 1, “Business - Competition” of this Form 10-K.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI. The FDIC and the DFI govern the activities in which we may engage, primarily for the protection of depositors and the DFI. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
As discussed under “Business - How We Are Regulated” in Item I of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written rules and regulations for implementation will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our non-interest expense.
Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.
The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely impact its growth and prospects.
The Company relies on customer deposits, advances from the Federal Home Loan Bank of Des Moines and other borrowings to fund its operations. Management has historically been able to replace maturing deposits if desired; however the Company may not be able to replace such funds at any given point in time if its financial condition or market conditions change or if the cost of doing so might adversely affect our financial condition or results of operations. We are also required by federal regulatory authorities to maintain adequate levels of capital to support our operations.

During 2015, we incurred $10.0 million in subordinated debt to contribute to the Bank’s capital to support its growth. At some point in the future, we may seek additional debt or may raise additional capital to support our growth and achieve our long-term business objectives. Our ability to issue additional debt or raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Such borrowings or additional capital, if sought, may not be available to us or, if available, may not be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, the Company's financial condition, results of operations and future prospects could be adversely affected and we may have to raise additional capital on terms that may be significantly dilutive to our shareholders.
The Company's ability to pay dividends and make subordinated debt payments is subject to the ability of the Bank to make capital distributions to the Company.
The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company's financial condition, results of operations and future prospects.

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
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security could also deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.
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
The occurrence of any failures or interruptions may require us to identify alternative sources of such services and we cannot make assurances that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
Our exposure to operational risks may adversely affect us.
Similar to other financial institutions, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer or Company data is compromised, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur. If any of these risks occur, it could result in material adverse consequences for us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2015, the Company had one main administrative office, four loan production offices and seven full-service banking branch offices with an aggregate net book value of $13.9 million. The following table sets forth certain information concerning the offices at December 31, 2015. See also Note 5 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. In the opinion of management, the facilities are adequate and suitable for the Company's needs.

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2015 (1)
				(In thousands)
Capitol Hill 614 Broadway East Seattle, WA 98102	5,100	Leased	December 2022 (2)	$596

Edmonds 620 Edmonds Way Edmonds, WA 98020	2,474	Owned	—	$1,318

Lynnwood 19002 33rd Ave W Lynnwood, WA 98036	3,000	Leased	June 2020	$102

Mill Creek (Banking and Home Lending) 15224 Main St, Suite 105 Mill Creek, WA 98012	2,894	Leased	April 2020 (2)	$434

Mountlake Terrace (Administrative) 6920 220th St SW Mountlake Terrace, WA 98043	39,535	Owned	—	$6,924

Overlake 14808 NE 24th St, Suite D Redmond, WA 98052	2,331	Leased	May 2016 (3)	$64

Poulsbo (Banking and Home Lending) 21650 Market Place Poulsbo, WA 98370	3,498	Owned	—	$2,810

Puyallup 307 W Stewart St Puyallup, WA 98371	2,474	Owned	—	$1,290
________________
(1) Net book value includes investment in premises, equipment and leaseholds.
(2) Lease provides for two five-year renewal options.
(3) Signed a five-year extension in the first quarter of 2016.

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2015 (1)
				(In thousands)
Bellevue Home Lending 1110 112th Ave NE, Suite 310 Bellevue, WA 98004	4,068	Leased	December 2017	$50

Port Orchard Home Lending 1140 Bethel Ave, Suite 202 Port Orchard, WA 98336	330	Leased	Month-to-Month	$44

Puyallup Home Lending 2910 S Meridian, Suite 180 Puyallup, WA 98373	3,389	Leased	June 2019 (4)	$46

Tri-Cities Home Lending 8500 West Gage Blvd, Suite A Kennewick, WA 99336	5,477	Leased	March 2020	$178

________________
(4) Lease provides for one five-year renewal option.

Subsequent to December 31, 2015, the Bank completed the purchase of four branches that are located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Company at December 31, 2015 was $475,000. Management has a business continuity plan in place with respect to the data processing system, as well as the Company's operations as a whole.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.” At December 31, 2015, there were 3,242,120 shares of common stock issued and outstanding and approximately 153 shareholders of record based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers. The tables below show the high and low closing prices and quarterly cash dividends for our common stock for the periods indicated.

Year Ended December 31, 2015	High	Low	Cash dividends declared and paid
First quarter	$19.49	$18.01	$0.06
Second quarter	22.68	18.99	0.07
Third quarter	23.90	21.61	0.07
Fourth quarter	26.42	23.42	0.07

Year Ended December 31, 2014	High	Low	Cash dividends declared and paid
First quarter	$17.20	$16.35	$0.06
Second quarter	17.47	16.23	0.06
Third quarter	17.40	16.95	0.06
Fourth quarter	18.25	16.68	0.06

1st Security Bank of Washington is a wholly-owned subsidiary of FS Bancorp. Under federal regulations, the dollar amount of dividends 1st Security Bank of Washington may pay to FS Bancorp depends upon its capital position and recent net income. Generally, if 1st Security Bank of Washington satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by state law and FDIC regulations. See “Item 1 Business - How We Are Regulated - Regulation of 1st Security Bank of Washington- Dividends” and “- Regulation of FS Bancorp- Restrictions on Dividends and Stock Repurchases”.

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

Stock Repurchases in the Fourth Quarter. There were no stock repurchases during the fourth quarter ended December 31, 2015. On July 28, 2015, the Company announced that its Board of Directors authorized the repurchase of up to 325,000 shares of the Company's common stock, or 10% of the Company's outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time over a 12-month period until August 31, 2016, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. At December 31, 2015, 325,000 shares were remaining to be repurchased under this stock repurchase plan.

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

Source: SNL Financial LC, Charlottesville, VA

			Periods Ended
Index	07/10/12	12/31/12	06/30/13	12/31/13	06/30/14	12/31/14	06/30/15	12/31/15
FS Bancorp, Inc.	100.00	129.57	180.36	172.84	176.50	186.41	230.75	268.72
S&P 500	100.00	107.51	122.37	142.33	152.49	161.82	163.81	164.06
SNL Bank $500M-$1B	100.00	105.19	124.75	136.40	142.31	149.65	153.26	168.91
SNL Thrift $500M-$1B	100.00	109.18	125.06	134.19	145.65	156.57	170.15	186.45

Item 6. Selected Financial Data

The following table sets forth certain information concerning the Company’s consolidated financial position and results of operations at and for the dates indicated and have been derived from the audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	At December 31,
(In thousands)	2015	2014	2013	2012	2011
Selected Financial Condition Data:
Total assets	$677,561	$509,754	$419,187	$359,030	$283,793
Loans receivable, net(1)	502,535	387,174	281,081	274,949	217,131
Loans held for sale, at fair value	44,925	25,983	11,185	8,870	—
Securities available-for-sale, at fair value	55,217	48,744	56,239	43,313	26,899
FHLB stock, at cost	4,551	1,650	1,702	1,765	1,797
Deposits	485,178	420,444	336,876	288,949	246,418
Borrowings	98,769	17,034	16,664	6,840	8,900
Subordinated note, net	9,805	—	—	—	—
Total stockholders' equity	75,340	65,836	62,313	59,897	26,767

	Years Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Selected Operations Data:
Total interest and dividend income	$31,707	$24,842	$21,733	$18,787	$16,478
Total interest expense	3,658	2,702	2,178	2,363	3,006
Net interest income	28,049	22,140	19,555	16,424	13,472
Provision for loan losses	2,250	1,800	2,170	2,913	2,369
Net interest income after provision for loan losses	25,799	20,340	17,385	13,511	11,103
Service charges and fee income	1,977	1,762	1,807	1,993	1,971
Gain on sale of loans	14,672	7,577	6,371	3,684	113
Impairment (loss) gain on long-lived assets	—	(9)	—	165	59
Gain (loss) on sale of investment securities	76	(41)	264	—	—
Other noninterest income	868	744	473	322	332
Total noninterest income	17,593	10,033	8,915	6,164	2,475
Total noninterest expense	29,643	23,902	20,361	16,477	12,033
Income before provision for income taxes	13,749	6,471	5,939	3,198	1,545
Provision (benefit) for income taxes	4,873	1,931	2,019	(2,097)	—
Net income	$8,876	$4,540	$3,920	$5,295	$1,545
_______________________
(1)     Net of allowances for loan losses, loans in process and deferred loan costs, fees, and discounts.

	At or For the
Selected Financial Ratios and Other Data	Years Ended December 31,
Performance ratios:	2015		2014		2013		2012		2011
Return on assets (ratio of net income to average total assets)	1.52%		1.00%		1.01%		1.64%		0.56%
Return on equity (ratio of net income to average equity)	12.73		7.19		6.43		12.71		5.92
Yield on average interest-earning assets	5.67		5.74		5.93		6.21		6.35
Rate paid on average interest-bearing liabilities	0.83		0.80		0.77		0.94		1.31
Interest rate spread information:
Average during period	4.84		4.94		5.16		5.27		5.04
Net interest margin(1)	5.01		5.12		5.33		5.43		5.19
Operating expense to average total assets	5.07		5.27		5.27		5.12		4.35
Average interest-earning assets to average
interest-bearing liabilities	127.09		128.30		129.73		120.34		112.90
Efficiency ratio(2)	64.95		74.29		71.52		72.95		75.46
Margin on loans held for sale (3)	2.58		2.31		2.37		2.47		—
Asset quality ratios:
Non-performing assets to total assets at end of period(4)	0.15%		0.08%		0.77%		1.13%		2.43%
Non-performing loans to total gross loans(5)	0.20		0.11		0.38		0.68		1.01
Allowance for loan losses to non-performing loans(5)	765.49		1,406.47		462.49		246.48		195.11
Allowance for loan losses to gross loans receivable	1.52		1.54		1.77		1.68		1.97
Capital ratios:
Equity to total assets at end of period	11.12%		12.92%		14.87%		16.68%		9.43%
Average equity to average assets	11.94		13.92		15.78		12.93		9.44
Other data:
Number of full service offices	7		7		7		6		6
Full-time equivalent employees	239		209		158		130		86
Net income per common share:
Basic	$2.98		$1.52		$1.29		$1.76		nm(6)
Diluted	$2.93		$1.52		$1.29		$1.76		nm(6)
Book values:
Book value per common share	$25.18	(10)	$22.48	(9)	$20.55	(8)	$19.92	(7)	nm(6)
____________
(1)    Net interest income divided by average interest earning assets.
(2)    Total noninterest expense as a percentage of net interest income and total other noninterest income.

(3)	Cash margins on loans sold net of deferred fees/costs. Mortgage loan program started in 2012; no activity related to loans held for sale in prior years.

(4)	Non-performing assets consists of non-performing loans (which include non-accruing loans and accruing loans more than 90 days past due), foreclosed real estate and other repossessed assets.
(5)    Non-performing loans consists of non-accruing loans and accruing loans more than 90 days past due.

(6)	Not meaningful as the Company completed its initial stock offering on July 9, 2012.

(7)	Book value per common share was calculated using shares outstanding of 3,240,125 at December 31, 2012, less unallocated ESOP shares of 233,289.

(8)	Book value per common share was calculated using shares outstanding of 3,240,125 at December 31, 2013, less unallocated ESOP shares of 207,368.

(9)	Book value per common share was calculated using shares outstanding of 3,235,625 at December 31, 2014, less 125,105 shares of restricted stock, and unallocated ESOP shares of 181,447.

(10)	Book value per common share was calculated using shares outstanding of 3,242,120 at December 31, 2015, less 94,684 shares of restricted stock, and unallocated ESOP shares of 155,526.

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
The Company is relationship-driven delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and one loan production office located in the Tri-Cities, Washington. On January 22, 2016, the Company completed the previously announced Branch Purchase of four retail bank branches from Bank of America, N.A and acquired approximately $186.4 million in deposits and $417,000 in loans based on January 22, 2016 financial information and subject to a post-closing confirmation and adjustment review. The four branches are located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. The Branch Purchase serves to expand our Puget Sound-focused retail footprint onto the Olympic Peninsula and provides an opportunity to extend our unique brand of community banking into those communities.
The Company also maintains its long-standing indirect consumer lending platform which operates throughout the West Coast. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens relationships within these markets.
The Company focuses on diversifying revenues, expanding lending channels, and growing the banking franchise. Management remains focused on building diversified revenue streams based upon credit, interest rate, and concentration risks. Our business plan includes:

▪	Growing and diversifying our loan portfolio;

▪	Maintaining and improving asset quality;

▪	Emphasizing lower cost core deposits to reduce the costs of funding our loan growth; and

▪
Capturing our customers’ full relationship by offering a wide range of products and services by leveraging our well-established involvement in our communities and by selectively emphasizing products and services designed to meet our customers’ banking needs.

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. At December 31, 2015, consumer loans represented 31.0% of the Company's total gross loan portfolio, down from 34.7% at December 31, 2014, as real estate loan originations have increased at a faster pace than consumer loan originations during the year ended December 31, 2015.

Indirect home improvement lending is dependent on the Company’s relationships with home improvement contractors and dealers. The Company funded $67.3 million, or 4,000 loans during the year ended December 31, 2015, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, Idaho, and California with four contractor/dealers responsible for 53.2% of the funded loans dollar volume. The Company began originating consumer indirect loans in the State of California in 2012 with $2.5 million in these loans originated during 2012. In 2015, the Company originated $22.6 million in the State of California and held $28.9 million in California originated consumer loans at December 31, 2015. Management has established a concentration limit of no more than 100% of the Bank's total risk-based capital. At December 31, 2015, the limit would be $85.6 million. See Item 1A, “Risk Factors - Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers” of this Form 10-K.
Since 2012, the Company has had an emphasis on diversifying lending products by expanding commercial real estate, commercial business and residential lending, while maintaining the current size of the consumer loan portfolio. The Company’s lending strategies are intended to take advantage of: (1) historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities and the availability of experienced bankers, and (3) strength in relationship lending. Retail deposits will continue to serve as an important funding source. See Item 1, “Business: Lending Activities- IV” and Item 1A, “Risk Factors - Risks Related to Our Business” in this Form 10-K.
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
The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The Company's earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes. The secondary influence on the Company's earnings is fee income from mortgage banking activities.
Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of servicing rights, derivatives and hedging activity, and the accounting for deferred income taxes. The Company’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Allowance for Loan Loss. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although the Company believes that use of the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company's market area, management intends to enhance and adapt the methodology to keep pace with the increased size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that its systematic methodology continues to be appropriate given the Company’s increased size and level of complexity.

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

Derivative and Hedging Activity. ASC 815, “Derivatives and Hedging,” requires that derivatives of the Company be recorded in the consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Company’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, To-Be-Announced ("TBA") mortgage backed securities trades and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Income with offsets to other assets or other liabilities in the Consolidated Balance Sheets.

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
Deferred tax liabilities occur when taxable income is smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax liabilities are temporary differences payable in future periods. The Company had a net deferred tax liability of $1.3 million, and $809,000, at December 31, 2015 and 2014, respectively.
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

Growing and diversifying the loan portfolio and revenue streams. The Company intends to transition lending activities from a predominantly consumer-driven model to a more diversified consumer and business model by emphasizing three key lending initiatives: expansion of commercial business lending programs, increasing in-house originations of residential mortgage loans, primarily for sale into the secondary market through the mortgage banking program; and commercial real estate lending. Additionally, the Company will seek to diversify the loan portfolio by increasing lending to small businesses in the market area, as well as residential construction lending.
Maintaining and improving asset quality.  The Company believes that strong asset quality is a key to long-term financial success. The percentage of non-performing loans to total loans was 0.2% and 0.1% for December 31, 2015 and 2014, respectively. The Company’s percentage of non-performing assets to total assets at December 31, 2015 was 0.2% and 0.1% at December 31, 2014. The Company has actively managed the delinquent loans and non-performing assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Company also began emphasizing consumer loan originations to borrowers with higher credit scores, generally credit scores over 720 (although the policy allows us to go lower), which has led to lower charge-offs in recent periods. Although the Company intends to grow the loan portfolio by expanding commercial real estate and commercial business lending, the Company intends to manage credit exposures through the use of experienced bankers in this area and a conservative approach to lending.
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
Expanding the Company’s markets. In addition to deepening relationships with existing customers, the Company intends to expand business to new customers by leveraging the Company’s well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. The Company also intends to pursue expansion in other market areas through selective growth of the home lending network. As an example, the Company added a home lending team in the Tri-Cities area of Washington State in the fourth quarter of 2014 due to a long standing working relationship with the manager of its recently opened loan production office. In connection with the recently completed Branch Purchase, the Bank acquired four branches and expanded its retail market area onto the Olympic Peninsula into the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 18 Recent Developments ” of this Form 10-K.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Assets. Total assets increased $167.8 million, or 32.9%, to $677.6 million at December 31, 2015, from $509.8 million at December 31, 2014, primarily the result of an increase in loans receivable, net of $115.4 million, loans held for sale of $18.9 million, cash and cash equivalents of $8.9 million, certificates of deposit at other financial institutions of $7.9 million, securities available-for-sale of $6.5 million, bank owned life insurance ("BOLI") of $3.2 million, FHLB stock, at cost of $2.9 million and capitalized servicing rights of $2.8 million. The increase in assets was funded by increases in deposits and borrowings.
Loans receivable, net, increased $115.3 million, or 29.8%, to $502.5 million at December 31, 2015, from $387.2 million at December 31, 2014. The increase in loans receivable, net was primarily a result of a $93.0 million increase in total real estate loans, including increases in one-to-four-family loans of $56.1 million, construction and development loans of $23.0 million, commercial real estate loans of $7.1 million, and multi-family loans of $6.0 million, as well as increases in consumer loans of $21.5 million, and commercial business loans of $2.6 million.
Loans held for sale, consisting of one-to-four-family loans, increased by $18.9 million, or 72.9%, to $44.9 million at December 31, 2015, compared to $26.0 million for the prior year due to increased loan originations and the timing difference between loan fundings and loan sale settlements. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes. During the year ended December 31, 2015, the Company sold $551.5 million of one-to-four-family mortgage loans compared to sales of $263.2 million during the year ended December 31, 2014.
One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 101.1% to $580.0 million during the year ended December 31, 2015, compared to $288.4 million for the prior year. The year over year increase in originations was as a result of key production staff hired in the third and fourth quarters of 2014 and continued favorable market interest rates.
The allowance for loan losses at December 31, 2015 was $7.8 million, or 1.5% of gross loans receivable, compared to $6.1 million, or 1.5% of gross loans receivable, at December 31, 2014. Substandard loans increased $766,000, or 34.7%, to $3.0 million at December 31, 2015, compared to $2.2 million at December 31, 2014, primarily due to one commercial business loan of $2.0 million downgraded as a result of the financial performance of the borrower. Growth in loan balances and the increase in substandard and non-performing loans were the primary reasons for increases in the allowance. Non-performing loans, consisting of non-accruing loans, increased $584,000, or 134.9%, to $1.0 million at December 31, 2015, from $433,000 at December 31, 2014. At December 31, 2015, the Company’s non-

performing loans consisted of $525,000 of one-to-four-family loans, $445,000 of consumer loans, and $47,000 of home equity loans.
Non-performing loans to total loans increased to 0.2% at December 31, 2015, compared to 0.1% at December 31, 2014. There was no other real estate owned as of December 31, 2015 and 2014. At December 31, 2015, the Company had $734,000 in restructured loans, of which one loan with a balance of $525,000 was placed on non-accrual status in the third quarter of 2015, and the remaining $209,000 in restructured loans were performing in accordance with their modified terms, compared to $783,000 at December 31, 2014. See Item 1, “Business - Lending Activities - Asset Quality” of this Form 10-K for additional information regarding the Company’s non-performing loans.
Liabilities. Total liabilities increased $158.3 million, or 35.7%, to $602.2 million at December 31, 2015, from $443.9 million at December 31, 2014. Deposits increased $64.7 million, or 15.4% from $420.4 million at December 31, 2014. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $20.0 million, or 23.2%, to $106.3 million as of December 31, 2015, from $86.3 million at December 31, 2014. Money market and savings accounts increased $15.6 million, or 8.9%, to $189.7 million at December 31, 2015, from $174.2 million at December 31, 2014. Time deposits increased $29.1 million, or 18.2%, to $189.1 million at December 31, 2015, from $160.0 million at December 31, 2014. Non-retail deposits which include $27.9 million of brokered certificates of deposit, $16.7 million of online certificates of deposit, and $1.7 million of public funds, increased to $46.3 million as of December 31, 2015, compared to $36.4 million at December 31, 2014. The Company continues its focus on relationship deposit growth with new and existing customers as the primary source of funds for loan growth. The Branch Purchase provides immediate core deposit liquidity to support lending growth and asset/liability objectives and expands the Bank's footprint into contiguous markets.
Borrowings, which consisted of FHLB advances and FHLB Fed Funds, increased $81.7 million, or 479.8%, to $98.8 million at December 31, 2015, from $17.0 million at December 31, 2014. The increase in borrowings was primarily due to timing differences between the Branch Purchase and loan growth prior to the acquisition.
In addition to our borrowings, on October 15, 2015 (the “Closing Date”), FS Bancorp, Inc. closed on a third-party loan commitment by the issuance of an unsecured subordinated term note in the aggregate principal amount of $10.0 million due October 1, 2025 (the “Subordinated Note”). The Subordinated Note bears interest at an annual interest rate of 6.50%, payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The Subordinated Note will mature on October 1, 2025 but may be prepaid at the Company’s option and with regulatory approval at any time on or after five years after the Closing Date or at any time upon certain events, such as a change in the regulatory capital treatment of the Subordinated Note or the interest on the Subordinated Note no longer being deductible by the Company for United States federal income tax purposes. The Company contributed $9.0 million of the proceeds from the Subordinated Note as additional capital to the Bank in the fourth quarter of 2015 in anticipation of the Branch Purchase and intends to use the balance to fund general working capital and operating expenses. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8 Debt.”.
Stockholders' Equity. Total stockholders' equity increased $9.5 million, or 14.4%, to $75.3 million at December 31, 2015, from $65.8 million at December 31, 2014. The increase in stockholders' equity was primarily a result of net income of $8.9 million. Book value per common diluted shares outstanding was $25.18 at December 31, 2015, compared to $22.48 at December 31, 2014.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2015. Income and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31,	Years Ended December 31,
(Dollars in thousands)	2015	2015			2014			2013
Interest-earning assets:	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate
Loans receivable, net and loans held for sale (1)	6.04%	$490,774	$30,418	6.20%	$353,792	$23,615	6.67%	$296,885	$20,791	7.00%
Mortgage-backed securities	2.33	18,975	380	2.00	27,314	534	1.96	21,668	390	1.80
Investment securities	2.27	30,068	669	2.22	30,449	618	2.03	24,866	480	1.93
FHLB stock	1.94	2,201	42	1.91	1,733	2	0.12	1,738	1	0.06
Interest-bearing deposits at other financial institutions	1.48	17,473	198	1.13	19,446	73	0.38	21,397	71	0.33
Total interest-earning assets (1)	5.55%	559,491	31,707	5.67%	432,734	24,842	5.74%	366,554	21,733	5.93%

Interest-bearing liabilities:
Savings and money market	0.46%	186,151	982	0.53%	142,967	609	0.43%	130,545	535	0.41%
Interest-bearing checking	0.06	30,740	25	0.08	27,123	28	0.10	23,257	34	0.15
Certificates of deposit	1.18	182,263	2,222	1.22	144,476	1,797	1.24	112,305	1,409	1.25
Borrowings	0.52	38,960	285	0.73	22,714	268	1.18	16,451	200	1.22
Subordinated note	6.83	2,120	144	6.79	—	—	—	—	—	—
Total interest-bearing liabilities	0.85%	440,234	3,658	0.83%	337,280	2,702	0.80%	282,558	2,178	0.77%

Net interest income			$28,049			$22,140			$19,555
Net interest rate spread	4.70%			4.84%			4.94%			5.16%
Net earning assets		$119,257			$95,454			$83,996
Net interest margin	5.02%			5.01%			5.12%			5.33%
Average interest-earning assets to average interest-bearing liabilities		127.09%			128.30%			129.73%
_____________________________________________
(1) The average loans receivable, net balances include non-accruing loans.

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

	Years Ended December 31, 2015 vs. 2014			Years Ended December 31, 2014 vs. 2013
(In thousands)	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
Interest-earning assets:	Volume	Rate		Volume	Rate
Loans receivable, net and loans held for sale(1)	$9,143	$(2,340)	$6,803	$3,985	$(1,161)	$2,824
Mortgage-backed securities	(163)	9	(154)	102	42	144
Investment securities	(8)	59	51	108	30	138
FHLB stock	1	39	40	—	1	1
Other(2)	(7)	132	125	(6)	8	2
Total interest-earning assets(1)	$8,966	$(2,101)	$6,865	$4,189	$(1,080)	$3,109

Interest-bearing liabilities:
Savings and money market	$184	$189	$373	$51	$23	$74
Interest-bearing checking	4	(7)	(3)	6	(12)	(6)
Certificates of deposit	470	(45)	425	404	(16)	388
Borrowings	192	(175)	17	76	(8)	68
Subordinated note	144	—	144	—	—	—
Total interest-bearing liabilities	$850	$(38)	$956	$537	$(13)	$524

Net change in interest income			$5,909			$2,585
____________________
(1) The average loans receivable, net balances include non-accruing loans.
(2) Includes interest-bearing deposits at other financial institutions.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

General. Net income for the year ended December 31, 2015, increased $4.3 million, or 95.5%, to $8.9 million, from $4.5 million for the year ended December 31, 2014. The increase in net income was primarily a result of a $7.6 million, or 75.4% increase in noninterest income, and a $6.9 million, or 27.6% increase in interest income, partially offset by a $5.7 million, or 24.0% increase in noninterest expense, a $2.9 million, or 152.4% increase in the provision for income tax expense and $1.0 million, or 35.4% increase in interest expense.

Net Interest Income. Net interest income increased $5.9 million, or 26.7%, to $28.0 million for the year ended December 31, 2015, from $22.1million for the year ended December 31, 2014. The increase in net interest income was primarily attributable to a $6.8 million, or 28.8% increase in loan receivable interest income resulting from a $137.0 million increase in average loans receivable, net over the last year partially offset by a $956,000, or 35.4% increase in interest expense, primarily due to increases in the average balances of interest-bearing deposits, borrowings and the addition of the Subordinated Note as compared to the same period last year.

     The net interest margin ("NIM") decreased 11 basis points to 5.01% for the year ended December 31, 2015, from 5.12% for the prior year. The decrease reflects an increase in lower yielding loans as part of our loan diversification strategy. The strategy to increase the loan portfolio through diversified lending channels has pressured the NIM with the increase in lower yielding real estate and commercial business loans outpacing the growth in higher yielding consumer loans. As a percentage, consumer loans to total loans were 31.0% at December 31, 2015, compared to 34.7% at December 31, 2014. The average cost of funds increased three points to 0.83% for the year ended December 31, 2015, from 0.80% for the year ended December 31, 2014.  Management is focused on matching deposit duration with the duration of earning assets where appropriate.

Interest Income. Interest income for the year ended December 31, 2015, increased $6.9 million, or 27.6%, to $31.7 million, from $24.8 million for the year ended December 31, 2014. The increase during the year was primarily attributable to an increase in the average balance of net loans receivable over the last year to $137.0 million for the year ended December 31, 2015, compared to $358.8 million for the year ended December 31, 2014, partially offset by a five basis point decline in the average yield on interest-earning assets to 5.67% during the year ended December 31, 2015, from 5.74% for the prior year.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
(Dollars in thousands)	2015		2014		Increase in Interest Income
	Average Balance Outstanding	Yield/Rate	Average Balance Outstanding	Yield/Rate
Loans receivable, net and loans held for sale (1)	$490,774	6.20%	$353,792	6.67%	$6,803
Mortgage-backed securities	18,975	2.00	27,314	1.96	(154)
Investment securities	30,068	2.22	30,449	2.03	51
FHLB stock	2,201	1.91	1,733	0.12	40
Interest-bearing deposits at other financial institutions	17,473	1.13	19,446	0.38	125
Total interest-earning assets	$559,491	5.67%	$432,734	5.74%	$6,865

____________________
(1) The average loans receivable, net balances include non-accruing loans.

Interest Expense. Interest expense increased $956,000, or 35.4%, to $3.7 million for the year ended December 31, 2015, from $2.7 million for the prior year as a result of increases in the average balances of interest-bearing deposits and borrowings, and the issuance of the Subordinated Note in 2015. The average balance of interest-bearing deposits increased $84.6 million, or 26.9% to $399.2 million for the year ended December 31, 2015, the average balance of borrowings increased $16.2 million, or 71.5% to $39.0 million as compared to the same period last year. The average balance of the Subordinated Note was $2.1 million for the year ended December 31, 2015. As a result of minimal changes in interest rates year over year, the average cost of funds for total interest-bearing liabilities increased three basis points to 0.83% for the year ended December 31, 2015, compared to 0.80% for the year ended December 31, 2014. The average balance of total interest-bearing liabilities increased $103.0 million, or 30.5%, to $440.2 million for the year ended December 31, 2015, from $337.3 million for the year ended December 31, 2014.

The following table details average balances for cost of funds and the change in interest expense for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
(Dollars in thousands)	2015		2014		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
Savings and money market	$186,151	0.53%	$142,967	0.43%	$373
Interest-bearing checking	30,740	0.08	27,123	0.10	(3)
Certificates of deposit	182,263	1.22	144,476	1.24	425
Borrowings	38,960	0.73	22,714	1.18	17
Subordinated note	2,120	6.79	—	—	144
Total interest-bearing liabilities	$440,234	0.83%	$337,280	0.80%	$956

Provision for Loan Losses. The provision for loan losses was $2.3 million for the year ended December 31, 2015, compared to $1.8 million for the year ended December 31, 2014. The $450,000 increase in the provision primarily relates to the significant increases in real estate loans, specifically, one-to-four-family, construction and development, and multi-family loans, compared to the prior year, and the increase in non-performing and classified loans. Substandard loans increased $766,000, or 34.7%, to $3.0 million at December 31, 2015, compared to $2.2 million at December 31, 2014. The increase in substandard loans from one year ago is primarily due to the downgrade of one commercial business loan of $2.0 million as a result of the financial performance of the borrower. Non-performing loans were $1.0 million, or 0.2% of total gross loans at December 31, 2015, compared to $433,000, or 0.1% of total gross loans at December 31, 2014. During the year ended December 31, 2015, net charge-offs totaled $555,000 compared to $802,000 during the year ended December 31, 2014.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2015 and 2014:

	At or For the Years Ended December 31,
(Dollars in thousands)	2015	2014
Provision for loan losses	$2,250	$1,800
Net charge-offs	$555	$802
Allowance for loan losses	$7,785	$6,090
Allowance for loan losses as a percentage of total gross loans receivable at the end of the year	1.5%	1.5%
Non-accrual and 90 days or more past due loans	$1,017	$433
Allowance for loan losses as a percentage of non-performing loans at end of year	765.5%	1,406.5%
Non-accrual and 90 days or more past due loans as a percentage of gross loans receivable at the end of the year	0.2%	0.1%
Total gross loans	$511,282	$394,210

Management considers the allowance for loan losses at December 31, 2015, to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $7.6 million, or 75.4%, to $17.6 million for the year ended December 31, 2015, from $10.0 million for the year ended December 31, 2014. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2015	2014	Amount	Percent
Service charges and fee income	$1,977	$1,762	$215	12.2%
Gain on sale of loans	14,672	7,577	7,095	93.6
Gain (loss) on sale of investment securities	76	(41)	117	285.4
Earnings on cash surrender value of BOLI	216	187	29	15.5
Impairment loss on long-lived assets	—	(9)	9	100.0
Other noninterest income	652	557	95	17.1
Total noninterest income	$17,593	$10,033	$7,560	75.4%
The $7.1 million increase in gain on sale of loans was primarily a result of additional gains associated with the sale of mortgage loans to the secondary market as part of the Company's mortgage lending operations. The $215,000 increase in service charges and fee income was due to a $235,000 increase in loan fees, a $17,000 increase in warehouse fees, primarily offset by a $38,000 decrease in deposit fees.

Noninterest Expense. Noninterest expense increased $5.7 million, or 24.0%, to $29.6 million for the year ended December 31, 2015, compared to $23.9 million for the year ended December 31, 2014. The following table provides an analysis of the changes in the components of noninterest expense:

	Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2015	2014	Amount	Percent
Salaries and benefits	$16,732	$14,064	$2,668	19.0%
Operations	4,376	3,479	897	25.8
Occupancy	1,867	1,655	212	12.8
Data processing	1,573	1,315	258	19.6
OREO fair value impairments, net of loss on sales	—	42	(42)	(100.0)
OREO expenses	—	9	(9)	(100.0)
Loan costs	1,547	1,346	201	14.9
Professional and board fees	1,658	1,236	422	34.1
FDIC insurance	305	254	51	20.1
Marketing and advertising	709	520	189	36.3
Acquisition costs	876	—	876	100.0
Recovery of loss on servicing rights	—	(18)	18	100.0
Total noninterest expense	$29,643	$23,902	$5,741	24.0%

Salaries and benefits increased $2.7 million, or 19.0%, to $16.7 million for the year ended December 31, 2015, from $14.1 million for the prior year, primarily associated with the continued investment in increasing loans and deposits primarily as a result of the hiring of additional employees in mortgage-related lending and deposit operations. Commission based expenses increased $3.5 million, or 120.7% to $6.4 million at December 31, 2015, compared to $2.9 million at December 31, 2014, compensation expense increased $2.1 million, or 20.0%, to $12.6 million, compared to $10.5 million for the prior year, and benefits increased $1.6 million, or 30.8% to $6.8 million, compared to $5.2 million in the prior year, partially offset by a $4.5 million increase in the amount of the credit for capitalized loan origination costs, reflecting an increase in loan originations. At December 31, 2015, the Company employed 239 full-time equivalent employees compared to 209 at December 31, 2014. Operations expense increased $897,000, or 25.8% partially due to an increase in costs associated with increased staff, new lending programs, and excise taxes. Acquisition costs, consisting of expenses related to our Branch Purchase were $876,000, during the year ended December 31, 2015 as compared to none in the prior year. Professional and board fees increased $422,000, or 34.1% as compared to the prior year.
     The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 65.0% for the year ended December 31, 2015, compared to 74.3% for the year ended December 31, 2014. The improvement in the efficiency ratio was primarily attributable to increases in net interest and noninterest income. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate income.
     Provision for Income Tax. During the year ended December 31, 2015, the Company recorded a provision for income tax expense of $4.9 million on pre-tax income compared to $1.9 million for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was 35.4%, compared to 29.8% for the year ended December 31, 2014. At December 31, 2015 and 2014, there was a $1.3 million and $809,000 net deferred tax liability, respectively.

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
Interest Rate Risk. If the Federal Reserve Board changes the Fed Funds rate 100, 200 or 300 basis points, the Bank policy dictates that a change in net interest income should not change more that 7.5%, 15% and 30%, respectively.
The table presented below, as of December 31, 2015, is an analysis prepared for 1st Security Bank of Washington by Olson Research Associates, Inc. utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. No rates in the model are allowed to go below zero. Given the low interest rate environment, reduction in rates by 200 and 300 basis points are not reported. The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur. The current Fed Funds rate is 0.50% making a 200 and 300 basis point decrease impossible.

	December 31, 2015
Change in Interest Rates in Basis Points	Net Interest Income
	Amount	Change	Change
	(Dollars in thousands)
300bp	$33,459	$1,543	4.83%
200bp	33,159	1,243	3.89
100bp	32,552	636	1.99
0bp	31,917	—	—
(100)bp	30,409	(1,507)	(4.72)

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
Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit runoff that may occur in the normal course of business. The Company relies on a number of different sources in order to meet potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, purchases of Fed Funds, sale of securities available-for-sale, cash flows from loan payments and maturing securities, and sales of one-to-four-family loans held for sale. In addition, during the year ended December 31, 2015, the Company issued the Subordinated Note to provide additional capital to the Bank in anticipation of the Branch Purchase and intends to use the balance to fund general working capital and operating expenses.
At December 31, 2015, the Bank’s total borrowing capacity was $153.8 million with the FHLB of Des Moines, with unused borrowing capacity of $55.1 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At December 31, 2015, the Bank held approximately $206.2 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $79.5 million, and a combined credit limit of $40.0 million in written Fed Funds lines of credit through correspondent banking relationships as of December 31, 2015. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At December 31, 2015, the Bank held approximately $196.6 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.
At December 31, 2015, $98.8 million in FHLB advances and FHLB Fed Funds were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, and Fed Funds lines of credit. The Bank's Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $98.3 million as of December 31, 2015. Total brokered deposits as of December 31, 2015 were $27.9 million. Management utilizes brokered deposits to mitigate interest rate risk exposure where appropriate.
Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2015, the approved outstanding loan commitments, including unused lines of credit, amounted to $213.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2015, totaled $85.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank.
As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for the FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2015, FS Bancorp, Inc. had $6.4 million in cash to meet liquidity needs.
Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

A summary of off-balance sheet commitments to extend credit at December 31, 2015 was as follows:

Off-balance sheet loan commitments:	(In thousands)
Real estate secured	$122,539
Commercial business loans	67,138
Home equity loans and lines of credit	18,089
Consumer loans	5,754
Total commitments to extend credit	$213,520

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2015, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at December 31, 2015, the Bank was considered to be "well capitalized". At December 31, 2015, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 ("CET1") capital ratios of 12.1%, 14.3%, 15.5%, and 14.3%, respectively. For additional information regarding the Bank's regulatory capital compliance, see the discussion included in Note 13 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at December 31, 2015, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.
The following table compares 1st Security Bank of Washington’s actual capital amounts at December 31, 2015, to its minimum regulatory capital requirements at that date:

					To be Well Capitalized Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total risk-based capital
(to risk-weighted assets)	$85,570	15.51%	$44,132	8.00%	$55,164	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$78,662	14.26%	$33,099	6.00%	$44,132	8.00%
Tier 1 leverage capital
(to average assets)	$78,662	12.14%	$25,924	4.00%	$32,406	5.00%
CET1 capital	$78,662	14.26%	$24,824	4.50%	$35,857	6.50%

Recent Accounting Pronouncements

For a discussion of recent accounting standards, please see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk inherent in lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that are managed in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on the Company’s financial condition and result of operations. The information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management” of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

FS BANCORP, INC. AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
FS Bancorp, Inc.
Mountlake Terrace, Washington

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FS Bancorp, Inc. and subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 24, 2016

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2015 AND 2014

(In thousands, except share data)

	2015	2014
ASSETS
Cash and due from banks	$1,708	$10,799
Interest-bearing deposits at other financial institutions	22,747	4,756
Total cash and cash equivalents	24,455	15,555
Certificates of deposit at other financial institutions	12,421	4,543
Securities available-for-sale, at fair value	55,217	48,744
Loans held for sale, at fair value	44,925	25,983
Loans receivable, net	502,535	387,174
Accrued interest receivable	2,107	1,558
Premises and equipment, net	13,856	13,584
Federal Home Loan Bank ("FHLB") stock, at cost	4,551	1,650
Bank owned life insurance ("BOLI")	9,772	6,556
Servicing rights, held at the lower of cost or fair value	5,811	3,061
Other assets	1,911	1,346
TOTAL ASSETS	$677,561	$509,754
LIABILITIES
Deposits:
Noninterest-bearing accounts	$72,247	$56,734
Interest-bearing accounts	412,931	363,710
Total deposits	485,178	420,444
Borrowings	98,769	17,034
Subordinated note:
Principal amount	10,000	—
Unamortized debt issuance costs	(195)	—
Total subordinated note less unamortized debt issuance costs	9,805	—
Deferred tax liability, net	1,293	809
Other liabilities	7,176	5,631
Total liabilities	602,221	443,918
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,242,120 and 3,235,625 shares issued and outstanding at December 31, 2015, and 2014, respectively	32	32
Additional paid-in capital	30,692	29,450
Retained earnings	46,175	38,125
Accumulated other comprehensive income, net of tax	78	117
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(1,637)	(1,888)
Total stockholders' equity	75,340	65,836
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$677,561	$509,754

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

(In thousands, except earnings per share data)
	2015	2014
INTEREST INCOME
Loans receivable including fees	$30,418	$23,615
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,289	1,227
Total interest and dividend income	31,707	24,842
INTEREST EXPENSE
Deposits	3,229	2,434
Borrowings	285	268
Subordinated note	144	—
Total interest expense	3,658	2,702
NET INTEREST INCOME	28,049	22,140
PROVISION FOR LOAN LOSSES	2,250	1,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,799	20,340
NONINTEREST INCOME
Service charges and fee income	1,977	1,762
Gain on sale of loans	14,672	7,577
Gain (loss) on sale of investment securities	76	(41)
Impairment loss on long-lived assets	—	(9)
Earnings on cash surrender value of BOLI	216	187
Other noninterest income	652	557
Total noninterest income	17,593	10,033
NONINTEREST EXPENSE
Salaries and benefits	16,732	14,064
Operations	4,376	3,479
Occupancy	1,867	1,655
Data processing	1,573	1,315
Other real estate owned ("OREO") fair value impairments, net of loss on sales	—	42
OREO expenses	—	9
Loan costs	1,547	1,346
Professional and board fees	1,658	1,236
FDIC insurance	305	254
Marketing and advertising	709	520
Acquisition costs	876	—
Recovery on servicing rights	—	(18)
Total noninterest expense	29,643	23,902
INCOME BEFORE PROVISION FOR INCOME TAXES	13,749	6,471
PROVISION FOR INCOME TAXES	4,873	1,931
NET INCOME	$8,876	$4,540
Basic earnings per share	$2.98	$1.52
Diluted earnings per share	$2.93	$1.52

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

(In thousands)

	2015	2014
Net Income	$8,876	$4,540
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available-for-sale:
Unrealized holding gain arising during year	19	1,497
Income tax provision related to unrealized holding gain	(7)	(509)
Reclassification adjustment for realized (gain) loss included in net income	(76)	41
Income tax provision (benefit) related to reclassification for realized (gain) loss	25	(14)
Other comprehensive (loss) income, net of tax	(39)	1,015
COMPREHENSIVE INCOME	$8,837	$5,555

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

(In thousands, except share data)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Unearned ESOP Shares	Total Stockholders' Equity
BALANCE, January 1, 2014	3,240,125	$32	$30,097	$35,215	$(898)	$(2,133)	$62,313
Net income	—	—	—	4,540	—	—	4,540
Dividends paid ($0.22 per share)	—	—	—	(704)	—	—	(704)
Share-based compensation	—	—	483	—	—	—	483
Restricted stock awards	125,105	—	(1)	—	—	—	(1)
Common stock repurchase	(129,605)	—	(1,295)	(926)	—	—	(2,221)
Unrealized holding gains, net of tax	—	—	—	—	1,015	—	1,015
ESOP cash distribution	—	—	(35)	—	—	—	(35)
ESOP shares allocated	—	—	201	—	—	245	446
BALANCE, December 31, 2014	3,235,625	$32	$29,450	$38,125	$117	$(1,888)	$65,836

BALANCE, January 1, 2015	3,235,625	$32	$29,450	$38,125	$117	$(1,888)	$65,836
Net income	—	—	—	8,876	—	—	8,876
Dividends paid ($0.25 per share)	—	—	—	(826)	—	—	(826)
Share-based compensation	—	—	746	—	—	—	746
Restricted stock awards							—
Common stock repurchased	(4,605)	—	(101)	—	—	—	(101)
Stock options exercised	11,100	—	187	—	—	—	187
Unrealized holding losses, net of tax	—	—	—	—	(39)	—	(39)
Excess tax benefits of stock compensation	—	—	9	—	—	—	9
ESOP shares allocated	—	—	401	—	—	251	652
BALANCE, December 31, 2015	3,242,120	$32	$30,692	$46,175	$78	$(1,637)	$75,340

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net income	$8,876	$4,540
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,250	1,800
Depreciation, amortization and accretion	2,430	2,731
Compensation expense related to stock options and restricted stock awards	746	483
ESOP compensation expense for allocated shares	652	446
Provision for deferred income taxes	501	1,102
Increase in cash surrender value of BOLI	(216)	(187)
Gain on sale of loans and loans held for sale	(14,672)	(6,636)
Gain on sale of portfolio loans	—	(941)
Origination of loans held for sale	(571,745)	(277,999)
Proceeds from sale of loans held for sale	563,751	268,521
(Gain) loss on sale of investment securities	(76)	41
Recovery on servicing rights	—	(18)
Impairment loss on OREO	—	42
Changes in operating assets and liabilities
Accrued interest receivable	(549)	(297)
Other assets	(565)	(475)
Other liabilities	1,545	2,820
Net cash used by operating activities	(7,072)	(4,027)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	4,178	20,330
Maturities, prepayments, sales, and calls	6,377	10,936
Purchases	(17,402)	(22,693)
Maturities of certificates of deposit at other financial institutions	744	1,490
Purchase of certificates of deposit at other financial institutions	(8,624)	(3,657)
Proceeds from sale of certificates of deposit at other financial institutions	—	248
Loan originations and principal collections, net	(101,371)	(130,063)
Purchase of portfolio loans	(16,255)	—
Proceeds from sale of portfolio loans	—	21,853
Proceeds from sale of OREO	—	2,478
Purchase of BOLI	(3,000)	—
Purchase of premises and equipment, net	(1,512)	(873)
Impairment loss on long-lived assets	—	9
FHLB stock purchased	(11,859)	(225)
FHLB stock redeemed	8,958	277
Net cash used by investing activities	(139,766)	(99,890)
See accompanying notes to these consolidated financial statements

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	64,734	83,568
Proceeds from borrowings	496,387	151,459
Repayments of borrowings	(414,652)	(151,089)
Proceeds from subordinated note	10,000	—
Dividends paid	(826)	(704)
Proceeds from stock options exercised	187	—
Common stock repurchased	(101)	(2,221)
Excess tax benefits of stock compensation	9	—
Net cash from financing activities	155,738	81,013
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,900	(22,904)
CASH AND CASH EQUIVALENTS, beginning of year	15,555	38,459
CASH AND CASH EQUIVALENTS, end of year	$24,455	$15,555

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,660	$2,700
Income taxes	$3,953	$593
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$(57)	$1,539
Property received in settlement of loans	$—	$445
Retention of mortgage servicing rights from loan sales	$3,699	$1,514

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank”) in connection with the Bank's conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with seven branches and three loan production offices in suburban communities in the greater Puget Sound area, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.
Pursuant to the Plan of Conversion (the “Plan”) adopted by the Bank's Board of Directors and as approved by its depositors and borrower members, the Company's Board of Directors adopted an employee stock ownership plan ( “ESOP”) which purchased 8% of the common stock in the open market or 259,210 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings at December 31, 2011. The liquidation account will be maintained for the benefits of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of March 31, 2012 who maintain deposit accounts at the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.
Financial Statement Presentation -  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, and the deferred income taxes. Amounts presented in the consolidated financial statements and footnote tables are rounded and presented in thousands of dollars except per share amounts. In the narrative footnote discussion, amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2015 presentation with no change to net income or stockholders' equity previously reported.
Principles of Consolidation - The consolidated financial statements include the accounts of FS Bancorp, Inc. and its wholly owned subsidiary, 1st Security Bank of Washington. All material intercompany accounts have been eliminated in consolidation.
Segment Reporting - The Company’s major line of business is community banking.  Management has determined that the Company operates as a single operating segment based on U.S. GAAP.
Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2015, for potential recognition or disclosure.
On September 1, 2015, the Bank entered into a Purchase and Assumption Agreement for the acquisition of four retail bank branches from Bank of America, National Association. On January 22, 2016, the Bank completed the purchase of the branches. The four branches are located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. In connection with the purchase, the Bank acquired approximately $186.4 million in deposits and $417,000 in loans based on January 22, 2016, financial information and subject to a post-closing confirmation and adjustment review. For additional information regarding this subsequent event please see Note 18 Recent Developments.
Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco ("FRB") and have a maturity of 90 days or less at the time of purchase. At December 31, 2015 the Company had no cash and due from banks and interest-bearing

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

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
Securities Available-for-Sale - Securities available-for-sale consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Unrealized holding gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of equity entitled accumulated other comprehensive income. Unrealized losses that are deemed to be other than temporary are reflected in results of operations. Any declines in the values of these securities that are considered to be other-than-temporary-impairment (“OTTI”) and credit-related are recognized in earnings. Noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income. The review for OTTI is conducted on an ongoing basis and takes into account the severity and duration of the impairment, recent events specific to the issuer or industry, fair value in relationship to cost, extent and nature of change in fair value, creditworthiness of the issuer including external credit ratings and recent downgrades, trends and volatility of earnings, current analysts’ evaluations, and other key measures. In addition, the Company does not intend to sell the securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis. In doing this, we take into account our balance sheet management strategy and consideration of current and future market conditions. Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in results of operations. Amortization of premium and accretion of discounts are recognized in interest income over the period to maturity.
Federal Home Loan Bank Stock - The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of the FHLB in an amount of $601,000 and 4.0% of advances from the FHLB. The Bank's investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. As of December 31, 2015 and 2014, $4.6 million and $750,000, respectively, of FHLB stock was pledged as collateral for FHLB advances.
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
Loans Held for Sale - The Bank records all mortgage loans held-for-sale at fair value. Fair value is determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Origination fees and costs are recognized in earnings at the time of origination. Mortgage loans held-for-sale are sold with the mortgage service rights released by the Bank. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. All sales are made without recourse.
Derivatives - Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans.
Loans Receivable - Loans receivable, are stated at the amount of unpaid principal reduced by an allowance for loan losses and net deferred fees or costs. Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned. Loan fees, net of direct origination costs, are deferred and amortized over the life of the loan using the effective yield method.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

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
Impaired Loans - A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured on a loan by loan basis based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.
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
Allowance for Loan Losses - The allowance for loan losses is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged-off and increased by provisions charged to earnings and recoveries on loans previously charged-off. The allowance is based on management’s periodic, systematic evaluation of factors underlying the quality of the loan portfolio including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic and other conditions. The appropriateness of the allowance for loan losses is estimated based on these factors and trends identified by management at the time the financial statements are prepared.
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

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
Reserve for Unfunded Loan Commitments - The reserve for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the reserve is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments is included in other liabilities on the balance sheet, with changes to the balance charged against noninterest expense.
Premises and Equipment, Net - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation include building and building improvements from 25 to 40 years and furniture, fixtures, and equipment from 3 to 10 years. Leasehold and tenant improvements are amortized using the straight-line method over the lesser of useful life or the life of the related lease. Depreciation and amortization expense for these assets totaled $1.2 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively. Gains or losses on dispositions are reflected in results of operations.
Management reviews buildings, improvements and equipment for impairment on an annual basis or whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.
Transfers of Financial Assets - Transfers of an entire financial asset, a group of entire financial assets, or participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Servicing Rights - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage, commercial and consumer loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage, commercial, or consumer servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. Servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are stated separately on the consolidated balance sheets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.
 Income Taxes - The Company files a consolidated federal income tax return. Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the financial statements. These will result in differences between income for tax purposes and income for financial reporting purposes

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

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
Employee Stock Ownership Plan (“ESOP”) - Compensation expense recognized for the Company's ESOP equals the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at the time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders' equity.
Earnings Per Share - Basic earnings per share (“EPS”) are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing basic and dilutive EPS, ESOP shares that have been committed to be released are outstanding and ESOP shares that have not been committed to be released shall not be considered outstanding.
Comprehensive Income (Loss) - Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly to equity, such as unrealized holding gains and losses on securities available-for-sale.
Financial Instruments - In the ordinary course of business, the Company has entered into agreements for off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.
Restricted Assets - Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2015 and 2014 were $3.0 million and $1.9 million, respectively, included in interest-bearing deposits at other financial institutions on the balance sheet. The Bank pledged two securities held at the FHLB with a carrying value of $1.2 million to secure Washington State public deposits of $1.7 million at December 31, 2015.
 Marketing and Advertising Costs - The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $709,000 and $520,000 for the years ended December 31, 2015 and 2014, respectively.
Stock-Based Compensation - Compensation cost is recognized for stock options and restricted stock awards, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the grant date is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
 Application of New Accounting Guidance
As of January 1, 2015, the Company applied FASB Accounting Standards Update (“ASU”) No 2014-04, Receivables -Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when a repossession or foreclosure has occurred. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company has applied this ASU by adding an additional disclosure to Note 3, Loans Receivable and Allowance for Loan Losses.
RECENT ACCOUNTING PRONOUNCEMENTS
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.
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
In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Improvements. On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification") updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805).  This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination during the measurement period.  The amendments in this ASU require that the acquirer recognize the adjustments to provisional amounts in the reporting period in which the adjustment amount is determined.  The acquirer must also record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This ASU has a potential impact on the Company, and the Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Prior to this amendment, entities were required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position based on the classification of the related asset or liability for financial reporting, or by the expected reversal date of the temporary difference. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments.  This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  In addition, the amendments in this ASU require the exit price notion be used when measuring the fair value of financial instruments for disclosure purposes and  requires separate presentation

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  The ASU also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted for certain provisions.  The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at December 31, 2015 and 2014:

	December 31, 2015
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$6,134	$—	$(99)	$6,035
Municipal bonds	18,531	373	(13)	18,891
Corporate securities	3,495	5	(67)	3,433
U.S. Small Business Administration securities	4,011	23	(11)	4,023
Mortgage-backed securities	22,926	72	(163)	22,835
Total securities available-for-sale	$55,097	$473	$(353)	$55,217

	December 31, 2014
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$5,998	$3	$(156)	$5,845
Municipal bonds	15,886	326	(51)	16,161
Corporate securities	4,495	—	(58)	4,437
U.S. Small Business Administration securities	2,019	38	—	2,057
Mortgage-backed securities	20,169	132	(57)	20,244
Total securities available-for-sale	$48,567	$499	$(322)	$48,744

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

Investment securities that were in an unrealized loss position at December 31, 2015 and 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$2,107	$(31)	$3,928	$(68)	$6,035	$(99)
Municipal bonds	956	(1)	293	(12)	1,249	(13)
Corporate securities	994	(6)	1,439	(61)	2,433	(67)
U.S. Small Business Administration securities	990	(11)	—	—	990	(11)
Mortgage-backed securities	15,642	(112)	2,119	(51)	17,761	(163)
Total securities available-for-sale	$20,689	$(161)	$7,779	$(192)	$28,468	$(353)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$4,840	$(156)	$4,840	$(156)
Municipal bonds	950	(2)	2,266	(49)	3,216	(51)
Corporate securities	2,977	(18)	1,460	(40)	4,437	(58)
Mortgage-backed securities	3,776	(2)	3,648	(55)	7,424	(57)
Total securities available-for-sale	$7,703	$(22)	$12,214	$(300)	$19,917	$(322)

There were 17 investments with unrealized losses of less than one year and eight investments with unrealized losses of more than one year at December 31, 2015. There were eight investments with unrealized losses of less than one year and 13 investments with unrealized losses of more than one year at December 31, 2014. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell these securities, and is not likely to be required to sell these securities. No other-than-temporary impairments were recorded for the years ended December 31, 2015 and 2014.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

The contractual maturities of securities available-for-sale at December 31, 2015 and 2014 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	December 31, 2015		December 31, 2014
U.S. agency securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$502	$504
Due after one year through five years	—	—	500	501
Due after five years through ten years	6,134	6,035	4,996	4,840
Subtotal	6,134	6,035	5,998	5,845
Municipal bonds
Due in one year or less	991	997	—	—
Due after one year through five years	3,904	3,954	4,847	4,910
Due after five years through ten years	7,807	7,981	4,182	4,250
Due after ten years	5,829	5,959	6,857	7,001
Subtotal	18,531	18,891	15,886	16,161
Corporate securities
Due in one year or less	—	—	1,001	1,001
Due after one year through five years	1,500	1,490	500	490
Due after five years through ten years	1,995	1,943	2,994	2,946
Subtotal	3,495	3,433	4,495	4,437
U.S. Small Business Administration securities
Due after five years through ten years	4,011	4,023	2,019	2,057
Mortgage-backed securities
FNMA	12,515	12,466	14,406	14,452
FHLMC	4,524	4,501	4,438	4,454
GNMA	5,887	5,868	1,325	1,338
Subtotal	22,926	22,835	20,169	20,244
Total	$55,097	$55,217	$48,567	$48,744

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities were as follows for the years ended:

	December 31, 2015
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$4,178	$76	$—

	December 31, 2014
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$20,330	$78	$(119)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at December 31:

REAL ESTATE LOANS	2015	2014
Commercial	$50,034	$42,970
Construction and development	80,806	57,813
Home equity	16,540	15,737
One-to-four-family (excludes loans held for sale)	102,921	46,801
Multi-family	22,223	16,201
Total real estate loans	272,524	179,522
CONSUMER LOANS
Indirect home improvement	103,064	99,304
Solar	29,226	18,162
Marine	23,851	16,713
Other consumer	2,181	2,628
Total consumer loans	158,322	136,807
COMMERCIAL BUSINESS LOANS	80,436	77,881
Total loans receivable, gross	511,282	394,210
Allowance for loan losses	(7,785)	(6,090)
Deferred costs, fees, and discounts, net	(962)	(946)
Total loans receivable, net	$502,535	$387,174

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

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
Marine. Loans originated by the Company secured by boats to borrowers primarily located in its market areas.
Other Consumer. Loans originated by the Company, including automobiles, recreational vehicles, direct home improvement loans, loans on deposits and other consumer loans, primarily consisting of personal lines of credit.
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
The following tables detail activities in the allowance for loan losses by loan categories for the years shown:

	At or For the Year Ended December 31, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,872	$1,431	$1,184	$1,603	$6,090
Provision for loan losses	1,026	757	236	231	2,250
Charge-offs	(248)	(1,466)	(40)	—	(1,754)
Recoveries	224	959	16	—	1,199
Net charge-offs	(24)	(507)	(24)	—	(555)
Ending balance	$2,874	$1,681	$1,396	$1,834	$7,785
Year-end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	2,874	1,681	1,396	1,834	7,785
Ending balance	$2,874	$1,681	$1,396	$1,834	$7,785
LOANS RECEIVABLE
Loans individually evaluated for impairment	$734	$—	$—	$—	$734
Loans collectively evaluated for impairment	271,790	158,322	80,436	—	510,548
Ending balance	$272,524	$158,322	$80,436	$—	$511,282

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

	At or For the Year Ended December 31, 2014
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,963	$1,512	$800	$817	$5,092
Provision for loan losses	(62)	619	457	786	1,800
Charge-offs	(213)	(1,408)	(75)	—	(1,696)
Recoveries	184	708	2	—	894
Net charge-offs	(29)	(700)	(73)	—	(802)
Ending balance	$1,872	$1,431	$1,184	$1,603	$6,090
Year-end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$6	$—	$6
Loans collectively evaluated for impairment	1,872	1,431	1,178	1,603	6,084
Ending balance	$1,872	$1,431	$1,184	$1,603	$6,090
LOANS RECEIVABLE
Loans individually evaluated for impairment	$818	$—	$38	$—	$856
Loans collectively evaluated for impairment	178,704	136,807	77,843	—	393,354
Ending balance	$179,522	$136,807	$77,881	$—	$394,210

Information pertaining to the aging analysis of past due loans at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual	Total Past Due	Current	Total Loans Receivable
Commercial	$—	$—	$—	$—	$—	$50,034	$50,034
Construction and development	—	—	—	—	—	80,806	80,806
Home equity	157	20	—	47	224	16,316	16,540
One-to-four-family	48	—	—	525	573	102,348	102,921
Multi-family	—	—	—	—	—	22,223	22,223
Total real estate loans	205	20	—	572	797	271,727	272,524
CONSUMER LOANS
Indirect home improvement	266	154	—	408	828	102,236	103,064
Solar	69	—	—	37	106	29,120	29,226
Marine	28	—	—	—	28	23,823	23,851
Other consumer	—	—	—	—	—	2,181	2,181
Total consumer loans	363	154	—	445	962	157,360	158,322
COMMERCIAL BUSINESS LOANS	—	—	—	—	—	80,436	80,436
Total loans	$568	$174	$—	$1,017	$1,759	$509,523	$511,282

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

	December 31, 2014
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual	Total Past Due	Current	Total Loans Receivable
Commercial	$—	$—	$—	$—	$—	$42,970	$42,970
Construction and development	—	—	—	—	—	57,813	57,813
Home equity	159	196	—	61	416	15,321	15,737
One-to-four-family	—	—	—	73	73	46,728	46,801
Multi-family	—	—	—	—	—	16,201	16,201
Total real estate loans	159	196	—	134	489	179,033	179,522
CONSUMER LOANS
Indirect home improvement	501	277	—	250	1,028	98,276	99,304
Solar	—	—	—	29	29	18,133	18,162
Marine	81	—	—	19	100	16,613	16,713
Other consumer	28	20	—	1	49	2,579	2,628
Total consumer loans	610	297	—	299	1,206	135,601	136,807
COMMERCIAL BUSINESS LOANS	—	—	—	—	—	77,881	77,881
Total loans	$769	$493	$—	$433	$1,695	$392,515	$394,210

The following tables provide additional information for the years ended December 31, 2015 and 2014 about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided:

	December 31, 2015
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
One-to-four-family	$801	$(67)	$734	$—	$734

	December 31, 2014
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
One-to-four-family	$885	$(67)	$818	$—	$818
WITH AN ALLOWANCE RECORDED
Commercial business loans	40	(2)	38	(6)	32
Total	$925	$(69)	$856	$(6)	$850

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the years ended December 31, 2015 and 2014:

	At or For the Years Ended
	December 31, 2015		December 31, 2014
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four-family	738	22	827	39
WITH AN ALLOWANCE RECORDED
Commercial business loans	—	—	45	4
Total	$738	$22	$872	$43

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

A description of the 10 risk grades is as follows:

•	Grades 1 and 2 - These grades include loans to very high quality borrowers with excellent or desirable business credit.

•	Grade 3 - This grade includes loans to borrowers of good business credit with moderate risk.

•	Grades 4 and 5 - These grades include “Pass” grade loans to borrowers of average credit quality and risk.

•
Grade 6 - This grade includes loans on management’s “Watch” list and is intended to be utilized on a temporary basis for “Pass” grade borrowers where frequent and thorough monitoring is required due to credit weaknesses and where significant risk-modifying action is anticipated in the near term.

•	Grade 7 - This grade is for “Other Assets Especially Mentioned (OAEM)” in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

•	Grade 8 - This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.

•	Grade 9 - This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.

•	Grade 10 - This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the FDIC's Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, recreational, automobile, direct home improvement and other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded "4" internally. Loans that are past due more than 90 days are classified “Substandard” risk graded "8" internally. Closed-end loans that are 120 days past due, and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

The following tables summarize risk rated loan balances by category at the dates indicated:

	December 31, 2015
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$50,034	$—	$—	$—	$—	$—	$50,034
Construction and development	79,100	1,706	—	—	—	—	80,806
Home equity	16,493	—	—	47	—	—	16,540
One-to-four-family	102,396	—	—	525	—	—	102,921
Multi-family	22,223	—	—	—	—	—	22,223
Total real estate loans	270,246	1,706	—	572	—	—	272,524
CONSUMER
Indirect home improvement	102,656	—	—	408	—	—	103,064
Solar	29,189	—	—	37	—	—	29,226
Marine	23,851	—	—	—	—	—	23,851
Other consumer	2,181	—	—	—	—	—	2,181
Total consumer loans	157,877	—	—	445	—	—	158,322
COMMERCIAL BUSINESS LOANS	75,794	2,352	335	1,955	—	—	80,436
Total	$503,917	$4,058	$335	$2,972	$—	$—	$511,282

	December 31, 2014
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$41,559	$545	$—	$866	$—	$—	$42,970
Construction and development	57,813	—	—	—	—	—	57,813
Home equity	15,676	—	—	61	—	—	15,737
One-to-four-family	46,200	—	—	601	—	—	46,801
Multi-family	16,201	—	—	—	—	—	16,201
Total real estate loans	177,449	545	—	1,528	—	—	179,522
CONSUMER
Indirect home improvement	99,054	—	—	250	—	—	99,304
Solar	18,133	—	—	29	—	—	18,162
Marine	16,694	—	—	19	—	—	16,713
Other consumer	2,627	—	—	1	—	—	2,628
Total consumer loans	136,508	—	—	299	—	—	136,807
COMMERCIAL BUSINESS LOANS	68,687	2,020	6,795	379	—	—	77,881
Total	$382,644	$2,565	$6,795	$2,206	$—	$—	$394,210

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had two TDR loans still on accrual and included in impaired loans at December 31, 2015, and four TDR loans at December 31, 2014. In addition, the Company had one TDR loan on non-accrual, and had no commitments to lend additional funds on these restructured loans at December 31, 2015, and no TDR loans on non-accrual at December 31, 2014. At December 31, 2015 and 2014, all of the Company’s TDR loans consist of one-to-four-family loans.

A summary of TDR one-to-four-family loan balances at the dates indicated is as follows:

	December 31,
	2015	2014
TDR loans still on accrual	$209	$783
TDR loans on non-accrual	525	—
Total TDR loan balances	$734	$783

For the years ended December 31, 2015 and 2014 there were no reported TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting year.

At December 31, 2015, there was a $525,000 mortgage loan collateralized by residential real estate property in the process of foreclosure.

Related Party Loans
Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. At December 31, 2015, there was one new home equity line of credit ("HELOC") to a director with an outstanding balance of zero and an unfunded commitment of $150,000 and one existing personal line of credit with an outstanding balance of zero and an unfunded commitment of $50,000. The existing personal line of credit had an outstanding balance of $13,000 and an unfunded commitment of $37,000 at December 31, 2014. These lines of credit were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present any other unfavorable features.

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of mortgage, commercial, and consumer loans serviced for others were $636.1 million and $345.9 million at December 31, 2015 and 2014, respectively and are carried at the lower of cost or market. At December 31, 2015 and December 31, 2014, mortgage, commercial and consumer servicing rights' assets ("servicing rights") are recorded on the Consolidated Balance Sheets at a book value of $5.8 million and $3.1 million, respectively. The fair market value of the servicing rights' assets was $6.8 million and $3.5 million at December 31, 2015 and December 31, 2014, respectively.

The following summarizes servicing rights activity for the years ended December 31, 2015 and 2014:

	2015	2014
Beginning balance	$3,061	$2,093
Additions	3,699	1,514
Servicing rights amortized	(949)	(564)
Recovery on servicing rights	—	18
Ending balance	$5,811	$3,061

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

Fair value adjustments to servicing rights were mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

Valuation assumptions used in determining the fair value of commercial and consumer servicing rights were excluded from the tables below due to immateriality, mortgage servicing rights ("MSR") are included at the dates indicated as follows:

	At December 31,
Key assumptions:	2015	2014
Weighted average discount rate	8.5%	8.5%
Conditional prepayment rate ("CPR")	12.2%	13.2%
Weighted average life in years	6.4	6.1

Key economic assumptions and the sensitivity of the current fair value for single family mortgage servicing rights to immediate adverse changes in those assumptions at December 31, 2015 and December 31, 2014 were as follows:

		December 31, 2015	December 31, 2014
Aggregate portfolio principal balance		$631,812	$340,243
Weighted average rate of note		4.0%	4.1%

At December 31, 2015	Base	0.5% Adverse Change	1.0% Adverse Change
Conditional Prepayment Rate	12.2%	17.8%	25.3%
Fair value MSR	$6,813	$5,660	$4,557
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	8.5%	9.0%	9.5%
Fair value MSR	$6,813	$6,678	$6,548
Percentage of MSR	1.1%	1.1%	1.0%

At December 31, 2014	Base	0.5% Adverse Change	1.0% Adverse Change
Conditional prepayment rate	13.2%	19.4%	28.0%
Fair value MSR	$3,526	$2,887	$2,265
Percentage of MSR	1.0%	0.8%	0.7%

Discount rate	8.5%	9.0%	9.5%
Fair value MSR	$3,526	$3,457	$3,391
Percentage of MSR	1.0%	1.0%	1.0%

The above tables show the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA/FHLMC/GNMA serviced home loan. The above tables reference a 50 basis point and 100 basis point decrease in note rate.

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company's methodology for estimating the fair value of MSR is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

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

The Company recorded $1.3 million and $722,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from serving of mortgage, commercial and consumer loans for the years ended December 31, 2015 and 2014, respectively. The income, net of amortization, is reported in noninterest income.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2015 and 2014 were as follows:

	2015	2014
Land	$1,767	$1,767
Buildings	7,787	7,787
Furniture, fixtures, and equipment	6,966	6,400
Leasehold improvements	1,939	1,551
Building improvements	4,123	3,917
Projects in process	394	42
Subtotal	22,976	21,464
Less accumulated depreciation and amortization	(9,120)	(7,880)
Total	$13,856	$13,584

The Company leases premises and equipment under operating leases. Minimum net rental commitments under non-cancelable leases, having an original or remaining term of more than one year for future years, were as follows:

Years Ending December 31,
2016	$626
2017	606
2018	534
2019	495
2020	283
Thereafter	408
Total	$2,952

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs. Rental expense of leased premises was $668,000 and $590,000 for December 31, 2015 and 2014, respectively, which is included in occupancy expense.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

NOTE 6 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at and for the years ended December 31:

	2015	2014
Beginning balance	$—	$2,075
Additions	—	445
Fair value impairments	—	(40)
Disposition of assets	—	(2,480)
Ending balance	$—	$—

At December 31, 2015 and 2014, there were no OREO properties. For the years ended December 31, 2015 and 2014, the Company recorded no net gain or loss, and a $2,000 net loss, respectively, on disposals of OREO. Holding costs associated with OREO were none and $9,000, for the years ended December 31, 2015 and 2014, respectively.
NOTE 7 - DEPOSITS

Deposits are summarized as follows at December 31:

	2015	2014
Noninterest-bearing checking	$66,676	$53,743
Interest-bearing checking	34,098	29,585
Savings	30,126	21,560
Money market	159,605	152,611
Certificates of deposit less than $100,000(1)	65,175	52,323
Certificates of deposit $100,000 to $250,000	91,317	74,008
Certificates of deposit $250,000 and over(2)	32,610	33,623
Escrow accounts related to mortgages serviced	5,571	2,991
Total	$485,178	$420,444
(1) Includes $27.9 million and $19.1 million of brokered deposits at December 31, 2015 and 2014, respectively.
(2) Time deposits that meet or exceed the FDIC insurance limit.

Scheduled maturities of time deposits at December 31, 2015 for future years ending is as follows:

At December 31, 2015
2016	$85,127
2017	61,563
2018	34,388
2019	4,006
2020	4,018
Total	$189,102

The Bank pledged two securities held at the FHLB of Des Moines with a fair value of $1.2 million to secure Washington State public deposits of $1.7 million with a $117,000 collateral requirement by the Washington Public Deposit Protection Commission at December 31, 2015.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at December 31, 2015 and December 31, 2014 were $3.0 million and $1.9 million, respectively, and were in compliance with Federal Reserve regulations.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

Interest expense by deposit category for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Interest-bearing checking	$25	$28
Savings and money market	982	609
Certificates of deposit	2,222	1,797
Total	$3,229	$2,434

The Company had related party deposits of approximately $584,000 and $456,000 at December 31, 2015 and 2014, respectively, which includes deposits held for directors and executive officers.

NOTE 8 - DEBT

Borrowings

The Bank is a member of the FHLB, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2015 and 2014, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse Fed Funds advance, which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank. Credit is limited to 35% of the Company’s total assets. The Bank entered into an Advanced, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2015, loans of approximately $206.2 million were pledged to the FHLB with a borrowing capacity of $153.8 million. In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. As of December 31, 2015 and 2014, the Bank had a Term Auction or Term Facility borrowing capacity of $79.5 million and $69.6 million, respectively, of which none was outstanding at either date. The Bank also had $40.0 million unsecured Fed Funds lines of credit with other large financial institutions of which none was outstanding at December 31, 2015.

Advances on these lines at December 31, 2015 and 2014 were as follows:

	2015	2014
Federal Home Loan Bank - (interest ranging from 0.34% to 1.73% and 0.27% to 4.57% at December 31, 2015 and 2014, respectively)	$98,769	$17,034
Total	$98,769	$17,034

Subordinated Note

On October 15, 2015 (the “Closing Date”), FS Bancorp, Inc. issued an unsecured subordinated term note in the aggregate principal amount of $10.0 million due October 1, 2025 (the “Subordinated Note”) pursuant to a Subordinated Loan Agreement with Community Funding CLO, Ltdy. The Subordinated Note bears interest at an annual interest rate of 6.50%, payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date.

The Subordinated Note will mature on October 1, 2025 but may be prepaid at the Company’s option and with regulatory approval at any time on or after five years after the Closing Date or at any time upon certain events, such as a change

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

in the regulatory capital treatment of the Subordinated Note or the interest on the Subordinated Note no longer being deductible by the Company for United States federal income tax purposes. The Company contributed $9.0 million of the proceeds from the Subordinated Note as additional capital to the Bank in the fourth quarter of 2015 and intends to use the balance to fund general working capital and operating expenses.

The maximum and average outstanding and weighted average interest rates on debt during the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Maximum balance:
Federal Home Loan Bank advances	$98,769	$47,552
Federal Reserve Bank	$—	$1,000
Fed Funds lines of credit	$2,901	$3,450
Warehouse lines of credit	$2,300	$—
Subordinated note	$10,000	$—
Average balance:
Federal Home Loan Bank advances	$38,393	$22,589
Federal Reserve Bank	$—	$33
Fed Funds lines of credit	$145	$72
Warehouse lines of credit	$1,886	$—
Subordinated note	$2,120	$—
Weighted average interest rate:
Federal Home Loan Bank advances	0.82%	1.23%
Federal Reserve Bank	—%	0.75%
Fed Funds lines of credit	0.42%	0.25%
Warehouse lines of credit	4.18%	—%
Subordinated note	6.79%	—%

Scheduled maturities of Federal Home Loan Bank advances were as follows:

Year Ending		Interest
December 31,	Balances	Rates
2016	$86,100	0.51%
2017	5,140	0.96%
2018	3,986	1.03%
2019	1,207	1.73%
2020	2,336	1.71%
Total	$98,769
NOTE 9 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1000 hours of service during a 12-month period are eligible to participate in the ESOP.
The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company's fiscal year end. On December 31, 2015, the ESOP made the fourth annual installment payment of principal in the amount of $251,000, plus accrued interest of $44,000 pursuant to the ESOP loan agreement.
As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at December 31, 2015 for the prior 90 days. These shares become outstanding for EPS computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.
Compensation expense related to the ESOP for the years ended December 31, 2015 and 2014, was $652,000 and $446,000, respectively.
Shares held by the ESOP at December 31, 2015 and December 31, 2014, were as follows:

	December 31,
	2015	2014
Allocated shares	102,359	77,141
Committed to be released shares	—	—
Unallocated shares	155,526	181,447
Total ESOP shares	257,885	258,588

Fair value of unallocated shares (in thousands)	$3,913	$3,125

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions between 1% and 3%, and 50% for contributions between 4% and 5%. There was a $589,000 and $436,000 matching contribution for the years ended December 31, 2015 and 2014, respectively.

NOTE 10 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2015 and 2014, were as follows:

	2015	2014
Provision for income taxes
Current	$4,372	$829
Deferred	501	1,102
Total provision for income tax	$4,873	$1,931

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

A reconciliation of the effective income tax rate with the federal statutory tax rates at December 31, 2015 and 2014 was as follows:

	2015		2014
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$4,881	35.5%	$2,200	34.0%
Tax exempt income	(618)	(4.5)	(124)	(1.9)
Increase/(decrease) in tax resulting from other items	270	1.9	(191)	(3.0)
ESOP	340	2.5	46	0.7
Total	$4,873	35.4%	$1,931	29.8%

Total deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred Tax Assets
Allowance for loan losses	$1,274	$783
Non-accrued loan interest	12	4
Restricted stock awards	25	49
Non-qualified stock options	115	51
Other	577	176
Total deferred tax assets	2,003	1,063
Deferred Tax Liabilities
Loan origination costs	(996)	(670)
Servicing rights	(2,063)	(1,035)
Prepaids	(65)	(53)
Stock dividend - FHLB stock	(2)	(2)
Securities available-for-sale	(43)	(60)
Property, plant, and equipment	(127)	(52)
Total deferred tax liabilities	(3,296)	(1,872)
Net deferred tax liabilities	$(1,293)	$(809)

The Company files a U.S. Federal income tax return and Oregon State return, which are subject to examination by tax authorities for years 2012 and later. At December 31, 2015 and 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2015 and 2014, the Company recognized no interest and penalties.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments - The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
 A summary of the Company’s commitments at December 31, 2015 and 2014, is as follows:

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

COMMITMENTS TO EXTEND CREDIT	2015	2014
REAL ESTATE LOANS
Commercial	$1,988	$—
Construction and development	44,109	42,290
One-to-four-family (includes held for sale)	76,013	45,331
Home equity	18,089	13,735
Multi-family	429	474
Total real estate loans	140,628	101,830
CONSUMER LOANS	5,754	5,832
COMMERCIAL BUSINESS LOANS	67,138	54,664
Total commitments to extend credit	$213,520	$162,326

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
Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established a reserve for estimated losses from unfunded commitments of $147,000 and $124,000 at December 31, 2015 and 2014, respectively, which is included in other liabilities in the Consolidated Balance Sheets. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.
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
The Company has entered into change of control agreements with its Chief Financial Officer and the Chief Operating Officer. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements, the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.
Because of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company has no pending material legal actions as of December 31, 2015.
Contingent liabilities for loans held for sale - In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty servicing errors, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $561,000 and $340,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at December 31, 2015 and 2014, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

NOTE 12 - SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s business activity is primarily with customers located in the greater Puget Sound area, and since the fourth quarter of 2014, one loan production office located in the Tri-Cities, Washington. The Company originates real estate and consumer loans and has concentrations in these areas. Generally, loans are secured by deposit accounts, personal property, or real estate. Rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

NOTE 13 - REGULATORY CAPITAL
As a state-chartered, federally insured savings bank, 1st Security Bank of Washington is subject to the capital requirements established by the FDIC. Under the FDIC’s capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital adequacy requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.
The Bank is now subject to new capital requirements adopted by the FDIC, which create a new required ratio for common equity Tier 1 ("CET1") capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purpose of meeting these various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.
The new minimum requirements are a ratio of CET1 capital to total risk-weighted assets (the "CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%. In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.
In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of the Bank's asset size, it was not considered an advanced approaches banking organization and elected in the first quarter of calendar year 2015 to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

securities in our capital calculations. The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days or more past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital. .
Under the new standards, in order to be considered well capitalized, the Bank must have a CET1 risk-based capital ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a Tier 1 leverage capital ratio of 5.0% (unchanged). At December 31, 2015 the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at December 31, 2015 under the regulations of the FDIC.
The following tables compare the Bank’s actual capital amounts at December 31, 2015 and 2014 to their minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2015
Total risk-based capital
(to risk-weighted assets)	$85,570	15.51%	$44,132	8.00%	$55,164	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$78,662	14.26%	$33,099	6.00%	$44,132	8.00%
Tier 1 leverage capital
(to average assets)	$78,662	12.14%	$25,924	4.00%	$32,406	5.00%
Common equity tier 1 ("CET1") capital	$78,662	14.26%	$24,824	4.50%	$35,857	6.50%
At December 31, 2014
Total risk-based capital
(to risk-weighted assets)	$60,978	14.68%	$33,223	8.00%	$41,529	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$55,770	13.43%	$16,611	4.00%	$24,917	6.00%
Tier 1 leverage capital
(to average assets)	$55,770	11.17%	$19,965	4.00%	$24,956	5.00%
CET1 capital (1)	—	—%	—	—%	—	—%
(1) The CET1 ratio is a new regulatory capital ratio which became effective in the quarter ended March 31, 2015.

Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2015, FS Bancorp would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp as of December 31, 2015 were 11.6% for Tier 1 leverage-based capital, 13.6% for Tier 1 risk-based capital, 14.9% for total risk-based capital, and 13.6% for CET1 capital.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Determination of Fair Market Values:

Securities - Securities available-for-sale are recorded at fair value on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. Transfers between the fair value hierarchy are determined through the third-party service provider which, from time to time will transfer between levels based on market conditions per the related security. All models and processes used take into account market convention (Level 2).

Mortgage Loans Held for Sale - The fair value of loans held for sale reflects the value of commitments with investors and/or the relative price as delivered into a TBA mortgage-backed security (Level 2).

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. To be announced ("TBA") mortgage-backed securities are recorded at fair value based on similar contracts in active markets (Level 2) while locks and forwards with customers and investors are recorded at fair value using similar contracts in the market and changes in the market interest rates (Level 2 and 3).

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

Impaired Loans - Fair value adjustments to impaired collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models, which contain management’s assumptions (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis:

	Securities Available-for-Sale
At December 31, 2015	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$6,035	$—	$6,035
Municipal bonds	—	18,891	—	18,891
Corporate securities	—	3,433	—	3,433
U.S. Small Business Administration securities	—	4,023	—	4,023
Mortgage-backed securities	—	22,835	—	22,835
Total	$—	$55,217	$—	$55,217

	Securities Available-for-Sale
At December 31, 2014	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$5,845	$—	$5,845
Municipal bonds	—	16,161	—	16,161
Corporate securities	—	4,437	—	4,437
U.S. Small Business Administration securities	—	2,057	—	2,057
Mortgage-backed securities	—	20,244	—	20,244
Total	$—	$48,744	$—	$48,744

 The following table presents mortgage loans held for sale measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
December 31, 2015	$—	$44,925	$—	$44,925
December 31, 2014	$—	$25,983	$—	$25,983

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors and paired off commitments with investors measured at their fair value on a recurring basis at December 31, 2015 and December 31, 2014.

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
December 31, 2015	$—	$—	$698	$698
December 31, 2014	$—	$—	$396	$396

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2015	$—	$3	$74	$77
December 31, 2014	$—	$(194)	$12	$(182)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2015	$—	$30	$—	$30
December 31, 2014	$—	$(207)	$—	$(207)

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
December 31, 2015	$—	$—	$734	$734
December 31, 2014	$—	$—	$856	$856

Quantitative Information about Level 3 Fair Value Measurements - The fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at December 31, 2015 is shown in the following table.

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average

RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.1%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.1%

An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitments with customers and individual forward sale commitments with investors will result in positive fair value adjustments (and an increase in the fair value measurement). Conversely, a decrease in the pull-through rate will result in a negative fair value adjustment (and a decrease in the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2015 and 2014.

2015	Beginning Balance	Purchases and issuances	Sales and settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of year
Interest rate lock commitments with customers	$396	$11,041	$(10,739)	$698	$302
Individual forward sale commitments with investors	12	245	(183)	74	62

2014
Interest rate lock commitments with customers	$166	$6,219	$(5,989)	$396	$230
Individual forward sale commitments with investors	45	(242)	209	12	(33)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on individual forward sale commitments with investors carried at fair value are recorded within other noninterest income.

Fair Values of Financial Instruments - Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. These determinations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company. The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

Cash, and Cash Equivalents and Certificates of Deposit at Other Financial Institutions - The carrying amounts of cash and short-term instruments approximate their fair value (Level 1).

Federal Home Loan Bank Stock - The par value of FHLB stock approximates its fair value (Level 2).

Accrued Interest - The carrying amounts of accrued interest approximate its fair value (Level 2).

Loans Receivable, Net - For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers or similar credit quality (Level 3).

Servicing Rights - The fair value of mortgage, commercial and consumer servicing rights are estimated using net present value of expected cash flows using a third party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information, where appropriate (Level 3).

Deposits - The fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation on interest rates currently offered on similar certificates (Level 2).

Borrowings - The carrying amounts of advances maturing within 90 days approximate their fair values. The fair values of long-term advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

Subordinated Note - The fair value of the Subordinated Note is based upon the average yield of debt issuances in the fourth quarter of 2015 for similarly sized issuances. The average rate of 6.8% was compared to FS Bancorp, Inc.'s rate of 6.5% to derive a fair value estimate (Level 2).

Off-Balance Sheet Instruments - The fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the customers. The majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value. The fair value of loan lock commitments with customers and investors reflect an estimate of value based upon the interest rate lock date, the expected pull through percentage for the commitment, and the interest rate at year end (Level 2 and 3).

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

The estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014, were as follows:

	2015		2014
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1 inputs:
Cash and cash equivalents	$24,445	$24,445	$15,555	$15,555
Certificates of deposit at other financial institutions	12,421	12,421	4,543	4,543
Level 2 inputs:
Securities available-for-sale, at fair value	55,217	55,217	48,744	48,744
Loans held for sale, at fair value	44,925	44,925	25,983	25,983
FHLB stock, at cost	4,551	4,551	1,650	1,650
Accrued interest receivable	2,107	2,107	1,558	1,558
Individual forward sale commitments with investors	3	3	—	—
Paired off commitments with investors	30	30	—	—
Level 3 inputs:
Loans receivable, net	502,535	566,209	387,174	433,885
Servicing rights, held at lower of cost or fair value	5,811	6,848	3,061	3,549
Fair value interest rate locks with customers	698	698	396	396
Individual forward sale commitments with investors	74	74	12	12
Financial Liabilities
Level 2 inputs:
Deposits	485,178	494,871	420,444	424,672
Borrowings	98,769	98,739	17,034	17,031
Subordinated note	10,000	9,550	—	—
Accrued interest payable	22	22	24	24
Individual forward sale commitments with investors	—	—	194	194
Paired off commitments with investors	—	—	207	207

NOTE 15 - EARNINGS PER SHARE
Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended December 31, 2015 and 2014.

	At or For the Years Ended
	December 31,
Numerator:	2015	2014
Net Income (in thousands)	$8,876	$4,540
Denominator:
Basic weighted average common shares outstanding	2,978,165	2,979,099
Dilutive shares	54,352	6,965
Diluted weighted average common shares outstanding	3,032,517	2,986,064
Basic earnings per share	$2.98	$1.52
Diluted earnings per share	$2.93	$1.52
Potentially dilutive weighted average share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	—	25,589
The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share. There were 155,526 shares in the ESOP that were not committed to be released at December 31, 2015.

NOTE 16 - DERIVATIVES

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Company enters into contracts to sell forward To-Be-Announced (“TBA”) mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income. The Company recognizes all derivative instruments as either other assets or other liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.

The following tables summarize the Company's derivative instruments as of the dates indicated:

	December 31, 2015
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$34,154	$698	$—
Mandatory and best effort forward commitments with investors	24,135	74	—
Forward TBA mortgage-backed securities	49,000	3	—
TBA mortgage-backed securities forward sales paired off with investors	28,500	30	—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

	December 31, 2014
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$16,516	$396	$—
Mandatory and best effort forward commitments with investors	10,763	12	—
Forward TBA mortgage-backed securities	30,000	—	194
TBA mortgage-backed securities forward sales paired off with investors	29,000	—	207

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans was $1.9 million and $777,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 17 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $746,000 for the year ended December 31, 2015, and $483,000 for the year ended December 31, 2014. The related income tax benefit was $265,000 for the year ended December 31, 2015, and $164,000 for 2014.

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

The fair value of each option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company became a publicly held company in July 2012, therefore historical data was not available to calculate the volatility for FS Bancorp stock. Given this limitation, management utilized a proxy to determine the expected volatility of FS Bancorp’s stock. The proxy chosen was the NASDAQ Bank Index, or NASDAQ Bank (NASDAQ symbol: BANK). This index provides the volatility of the banking sector for NASDAQ traded banks. The majority of smaller banks are traded on the NASDAQ given the costs and daily interaction required with trading on the New York Stock Exchange. The Company utilized the comparable Treasury rate for the discount rate associated with the stock options granted. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method as permitted by the U.S. Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 6.5 years.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the period indicated. There were no options granted in 2015.

Year Ended December 31,
2014
Dividend yield	1.42%
Expected volatility	22.11%
Risk-free interest rate	1.92%
Expected term in years	6.5
Weighted-average grant date fair value per option granted	$3.62

A summary of the Company's stock option plan awards during the year ended December 31, 2015 is as follows (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2015	322,000	$16.89	9.36	$437,920
Granted	—	—		—
Exercised	11,100	16.89		57,724
Forfeited or expired	4,000	16.89		—
Outstanding at December 31, 2015	306,900	$16.89	8.36	$2,794,570

Expected to vest, assuming a 0.31% annual forfeiture rate	305,444	$16.89	8.36	$2,781,315

Exercisable at December 31, 2015	53,300	$16.89	8.36	$485,339
For the year ended December 31, 2015, there was $769,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.4 years.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

A summary of the Company's nonvested awards during the year ended December 31, 2015 is as follows (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	125,105	$16.89	$2,113,023
Granted	—	—	—
Vested	30,421	16.89	513,811
Forfeited or expired	—	—	—
Nonvested at December 31, 2015	94,684	$16.89	$1,599,212

For the year ended December 31, 2015, there was $1.3 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

NOTE 18 - RECENT DEVELOPMENTS
Acquisition of Four Bank of America Branches

On January 22, 2016, 1st Security Bank purchased four branches from Bank of America. The acquisition includes the branch banking operations of a total of four retail bank branches located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. In accordance with the Purchase and Assumption Agreement, dated as of September 1, 2015, by and between Bank of America, 1st Security Bank acquired approximately $186.4 million of deposits, $1.1 million of performing loans and the bank facilities and certain other assets of the acquired branches. In consideration of the purchased assets and transferred liabilities, 1st Security Bank paid (a) the recorded investment of the loans acquired, (b) the net book value, or approximately $1.1 million, for the bank facilities and certain assets located at the acquired branches, (c) a deposit premium of 2.5% on substantially all of the deposits assumed, which equated to approximately $4.8 million. The acquisition settled by Bank of America paying cash of $180.4 million to 1st Security Bank for the difference between these amounts and the total deposits assumed.

The branch purchase was accounted for under the acquisition method in accordance with ASC 805, “Business Combinations,” and accordingly the assets and liabilities were recorded at their fair values on the date of acquisition. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values become available.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015 AND 2014

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

January 22, 2016	Acquired Book Value	Fair Value Adjustments		Amount Recorded
(In thousands)
Assets
Cash and cash equivalents	$180,356	$—		$180,356
Loans receivable	417	—		417
Premises and equipment, net	697	267	(1)	964
Accrued interest receivable	2	—		2
Core deposit intangible	—	2,139	(2)	2,139
Goodwill	—	2,412	(3)	2,412
Other assets	103	—		103
Total assets acquired	$181,575	$4,818		$186,393

Liabilities
Deposits	$186,364	$—		186,364
Accrued interest payable	7	—		7
Other liabilities	22	—		22
Total liabilities assumed	$186,393	$—		$186,393

Explanation of Fair Value Adjustments
(1) The fair value adjustment represents the difference between the fair value of the acquired branches and the book value of the assets acquired. The Company utilized third party appraisals to assist in the determination of fair value.
(2) The fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a double-declining balance over the average life of the core deposit base, which is estimated to be nine years.
(3) The fair value adjustment represents the value of the goodwill calculated from the acquisition based on the purchase price, less the fair value of assets acquired net of liabilities assumed.
Included in noninterest expense for the year ended December 31, 2015 was approximately $876,000 in acquisition related expenses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer within the 90-day period preceding the filing of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment, we concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

Federal law does not require that this annual report include an attestation of our independent registered public accounting firm regarding internal control over financial reporting.

c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s Board of Directors is incorporated herein by reference from the section captioned “Proposal I - Election of Directors” in the Company’s Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

The executive officers of the Company and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. For information regarding the Company’s executive officers, see Item 1., Business - “Executive Officers” included in this Form 10-K.

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

(d) Equity Compensation Plan Information.

The following table summarizes share and exercise price information about FS Bancorp’s equity compensation plans as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2013 Equity Incentive Plan(1)	324,013	$16.89	2,013
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	324,013	$16.89	2,013
_______________
(1)    The restricted shares granted under the 2013 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees. As of December 31, 2015, there were 129,605 restricted shares granted pursuant to the 2013 Equity Incentive Plan and 4,500 shares were available for future grants of restricted stock.

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal 3 - Ratification of Appointment of Independent Auditor” in the Company’s Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s fiscal year end.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements
For a list of the financial statements filed as part of this report see Part II - Item 8., “Financial Statements and Supplementary Data.”
2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.
(b) Exhibits
Exhibits are available from the Company by written request
3.1 Articles of Incorporation for FS Bancorp, Inc. (1)
3.2 Amended and Restated Bylaws for FS Bancorp, Inc. (2)
4.1 Form of Common Stock Certificates for FS Bancorp, Inc. (1)
10.1 Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2 Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D. Mullet and Drew B. Ness (1)
10.3 FS Bancorp, Inc. 2013 Equity Incentive Plan (the "2013 Plan") (3)
10.4 Form of Incentive Stock Option Agreement under the 2013 Plan (3)
10.5 Form of Non-Qualified Stock Option Agreement under the 2013 Plan (3)
10.6 Form of Restricted Stock Agreement under the 2013 Plan (3)
10.7 Purchase and Assumption Agreement between Bank of America, National Association and 1st Security Bank dated September 1, 2015 (5)
10.8 Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company. (6)
10.9 Form of Change of Control Agreement with Donn C. Costa and Debbie L. Steck (7)
14 Code of Ethics and Conduct Policy (4)
21 Subsidiaries of Registrant
23 Consent of Independent Registered Public Accounting Firm
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(continued on following page)

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

_____________

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 10, 2013 (File No. 001-355589).

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-192990) filed on December 20, 2013 and incorporated by reference.

(4)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.

(5)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on September 2, 2015 (File No. 001-35589).
(6)    Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 19, 2015 (File No. 001-35589).
(7)    Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 25, 2016	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 25, 2016

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 25, 2016

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 25, 2016

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 25, 2016

/s/Judith A. Cochrane	Director
Judith A. Cochrane		March 25, 2016

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 25, 2016

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 25, 2016

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith, MA		March 25, 2016

EXHIBIT INDEX

21 Subsidiaries of Registrant

23 Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.