Form 10-Q
period 2016-03-31
FS Bancorp, Inc.
filed 2016-05-12
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016    OR

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2016, there were 3,140,599 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.
Form 10-Q
As used in this report, the terms “we,” “our,” and “us,” and “Company” refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts) (Unaudited)

ASSETS	March 31, 2016	December 31, 2015
Cash and due from banks	$5,491	$1,708
Interest-bearing deposits at other financial institutions	80,355	22,747
Total cash and cash equivalents	85,846	24,455
Certificates of deposit at other financial institutions	12,420	12,421
Securities available-for-sale, at fair value	80,458	55,217
Loans held for sale, at fair value	64,784	44,925
Loans receivable, net	520,165	502,535
Accrued interest receivable	2,354	2,107
Premises and equipment, net	14,703	13,856
Federal Home Loan Bank (“FHLB”) stock, at cost	1,320	4,551
Other real estate owned (“OREO”)	320	—
Bank owned life insurance (“BOLI”)	9,841	9,772
Servicing rights, held at the lower of cost or fair value	6,104	5,811
Goodwill	2,412	—
Core deposit intangible, net	2,037	—
Other assets	2,619	1,911
TOTAL ASSETS	$805,383	$677,561

LIABILITIES
Deposits:
Noninterest-bearing accounts	$158,443	$72,247
Interest-bearing accounts	538,236	412,931
Total deposits	696,679	485,178
FHLB advances	12,669	98,769
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(190)	(195)
Total subordinated note less unamortized debt issuance costs	9,810	9,805
Other liabilities	11,101	8,469
Total liabilities	730,259	602,221
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,149,296 and 3,242,120 shares issued and outstanding at March 31, 2016, and December 31, 2015, respectively	32	32
Additional paid-in capital	28,591	30,692
Retained earnings	47,622	46,175
Accumulated other comprehensive income, net of tax	450	78
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,571)	(1,637)
Total stockholders’ equity	75,124	75,340
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$805,383	$677,561

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share amounts) (Unaudited)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Loans receivable including fees	$8,320	$6,819
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	578	264
Total interest and dividend income	8,898	7,083
INTEREST EXPENSE
Deposits	819	748
FHLB advances	85	67
Subordinated note	171	—
Total interest expense	1,075	815
NET INTEREST INCOME	7,823	6,268
PROVISION FOR LOAN LOSSES	600	600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,223	5,668
NONINTEREST INCOME
Service charges and fee income	697	425
Gain on sale of loans	3,364	3,326
Gain on sale of investment securities	—	76
Earnings on cash surrender value of BOLI	69	47
Other noninterest income	191	197
Total noninterest income	4,321	4,071
NONINTEREST EXPENSE
Salaries and benefits	4,866	3,949
Operations	1,374	963
Occupancy	567	434
Data processing	481	359
Loan costs	437	333
Professional and board fees	465	367
Federal Deposit Insurance Corporation (“FDIC”) insurance	102	79
Marketing and advertising	144	130
Acquisition costs	385	—
Amortization of core deposit intangible	102	—
Recovery on servicing rights	(1)	(1)
Total noninterest expense	8,922	6,613
INCOME BEFORE PROVISION FOR INCOME TAXES	2,622	3,126
PROVISION FOR INCOME TAXES	961	1,056
NET INCOME	$1,661	$2,070
Basic earnings per share	$0.56	$0.71
Diluted earnings per share	$0.55	$0.70

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Income	$1,661	$2,070
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale:
Unrealized holding gain arising during period	577	336
Income tax provision related to unrealized holding gain	(205)	(114)
Reclassification adjustment for realized gain included in net income	—	(76)
Income tax provision related to reclassification for realized gain	—	26
Other comprehensive income, net of tax	372	172
COMPREHENSIVE INCOME	$2,033	$2,242

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts) (Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Unearned ESOP Shares	Total Stockholders’ Equity
BALANCE, January 1, 2015	3,235,625	$32	$29,450	$38,125	$117	$(1,888)	$65,836
Net income	—	—	—	2,070	—	—	2,070
Dividends paid ($0.06 per share)	—	—	—	(184)	—	—	(184)
Share-based compensation	—	—	182	—	—	—	182
Restricted stock awards	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	—	—
Unrealized holding gains, net of tax	—	—	—	—	172	—	172
ESOP cash distribution	—	—	—	—	—	—	—
ESOP shares allocated	—	—	57	—	—	66	123
BALANCE, March 31, 2015	3,235,625	$32	$29,689	$40,011	$289	$(1,822)	$68,199

BALANCE, January 1, 2016	3,242,120	$32	$30,692	$46,175	$78	$(1,637)	$75,340
Net income	—	—	—	1,661	—	—	1,661
Dividends paid ($0.07 per share)	—	—	—	(214)	—	—	(214)
Share-based compensation	—	—	193	—	—	—	193
Restricted stock awards	4,500	—	—	—	—	—	—
Common stock repurchased	(97,524)	—	(2,391)	—	—	—	(2,391)
Stock options exercised	200	—	3	—	—	—	3
Unrealized holding gains, net of tax	—	—	—	—	372	—	372
ESOP shares allocated	—	—	94	—	—	66	160
BALANCE, March 31, 2016	3,149,296	$32	$28,591	$47,622	$450	$(1,571)	$75,124

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)
	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net income	$1,661	$2,070
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	600	600
Depreciation, amortization and accretion	734	468
Compensation expense related to stock options and restricted stock awards	193	182
ESOP compensation expense for allocated shares	160	123
Increase in cash surrender value of BOLI	(69)	(47)
Gain on sale of loans held for sale	(3,364)	(3,326)
Origination of loans held for sale	(136,330)	(121,943)
Proceeds from sale of loans held for sale	119,476	114,268
Gain on sale of investment securities	—	(76)
Recovery on servicing rights	(1)	(1)
Changes in operating assets and liabilities
Accrued interest receivable	(247)	(255)
Other assets	(5,259)	(920)
Other liabilities	2,428	1,591
Net cash used by operating activities	(20,018)	(7,266)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	4,178
Maturities, prepayments, sales, and calls	1,654	1,389
Purchases	(26,462)	(4,348)
Maturities of interest-bearing time deposits	—	248
Loan originations and principal collections, net	(18,820)	(29,519)
Proceeds from sale of OREO, net	205	—
Purchase of premises and equipment, net	(1,198)	(152)
FHLB stock purchased	(2,213)	(292)
FHLB stock redeemed	5,444	—
Net cash received from acquisition of branches	180,356	—
Net cash from (used by) investing activities	138,966	(28,496)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,145	15,876
Proceeds from borrowings	130,000	75,852
Repayments of borrowings	(216,100)	(62,453)
Dividends paid	(214)	(184)
Proceeds from stock options exercised	3	—
Common stock repurchased	(2,391)	—
Net cash (used by) from financing activities	(57,557)	29,091
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,391	(6,671)
CASH AND CASH EQUIVALENTS, beginning of period	24,455	15,555
CASH AND CASH EQUIVALENTS, end of period	$85,846	$8,884
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,078	$815
Income taxes	$700	$275
Assets acquired in acquisition of branches	$181,575	$—
Liabilities assumed in acquisition of branches	$186,393	$—
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$577	$261
Property received in settlement of loans	$525	$13
Retention of mortgage servicing rights from loan sales	$613	$785
See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 11 branches and four loan production offices in suburban communities in the greater Puget Sound area, and one loan production office in the market area of the Tri-Cities, Washington. The Bank acquired four retail bank branches from Bank of America (two in Clallam and two in Jefferson counties) on January 22, 2016, and these branches opened as 1st Security Bank branches on January 25, 2016. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.
Pursuant to the Plan of Conversion (the “Plan”), the Company’s Board of Directors adopted an employee stock ownership plan (“ESOP”) which purchased 8% of the common stock in the open market or 259,210 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings at December 31, 2011. The liquidation account is maintained for the benefit of eligible savings account holders at June 30, 2007, and supplemental eligible account holders as of March 31, 2012, who maintain deposit accounts at the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities, and equity unchanged as a result.
Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements do not contain all necessary disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2016.  These unaudited consolidated financial statements include all normal and recurring adjustments that management believes are necessary in order to conform to U.S. GAAP and have been reflected as required by Article 10 of Regulation S-X as promulgated by the SEC.
The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are allowances for loan losses, fair value of measurements, servicing assets, and deferred income taxes.
Amounts presented in the consolidated financial statements and footnote tables are rounded and presented in thousands of dollars except per share amounts. In the narrative footnote discussion, amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2016 presentation with no change to net income or stockholders’ equity previously reported.

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
Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2016, for potential recognition or disclosure.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net, which amended the principal versus agent implementation guidance set for in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions to determine the potential impact the new standard will have on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination during the measurement period. The amendments in this ASU require that the acquirer recognize the adjustments to provisional amounts in the reporting period in which the adjustment amount is determined. The acquirer must also record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU is intended to improve the recognition and measurement of financial instruments.  This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  In addition, the amendments in this ASU require the exit price notion be used when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  The ASU also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted for certain provisions.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The ASU simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update seek to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

NOTE 2 - BUSINESS COMBINATION

On January 22, 2016, the Company’s wholly-owned subsidiary, 1st Security Bank, completed the purchase of four branches (“Branch Purchase”) from Bank of America, National Association (“Bank of America”). The Branch Purchase included four retail bank branches located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. In accordance with the Purchase and Assumption Agreement, dated as of September 1, 2015, between Bank of America and 1st Security Bank, 1st Security Bank acquired $186.4 million of deposits, a small portfolio of performing loans, two owned bank branches, three leases for the bank branches and parking facilities and certain other assets of the branches.

In consideration of the purchased assets and transferred liabilities, 1st Security Bank paid (a) the unpaid principal balance and accrued interest of $419,000 for the loans acquired, (b) the net book value, or approximately $778,000, for the bank facilities and certain other assets associated with the acquired branches, and (c) a deposit premium of 2.50% on substantially all of the deposits assumed, which equated to approximately $4.8 million.  The transaction was settled with Bank of America paying cash of $180.4 million to 1st Security Bank for the difference between these amounts and the total deposits assumed.

The Branch Purchase was accounted for under the acquisition method of accounting and accordingly, the assets and liabilities were recorded at their fair values on January 22, 2016, the date of acquisition. Determining the fair value of assets and liabilities, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of the acquisition as information relative to closing date fair values become available.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

January 22, 2016	Acquired Book Value	Fair Value Adjustments		Amount Recorded
Assets
Cash and cash equivalents	$180,356	$—		$180,356
Loans receivable	417	—		417
Premises and equipment, net	697	267	(1)	964
Accrued interest receivable	2	—		2
Core deposit intangible	—	2,139	(2)	2,139
Goodwill	—	2,412	(3)	2,412
Other assets	103	—		103
Total assets acquired	$181,575	$4,818		$186,393

Liabilities
Deposits:
Noninterest-bearing accounts	$79,966	$—		$79,966
Interest-bearing accounts	106,398	—		106,398
Total deposits	186,364	—		186,364
Accrued interest payable	7	—		7
Other liabilities	22	—		22
Total liabilities assumed	$186,393	$—		$186,393

Explanation of Fair Value Adjustments

(1) The fair value adjustment represents the difference between the fair value of the acquired branches and the book value of the assets acquired. The Company utilized third-party valuations but did not receive appraisals to assist in the determination of fair value

(2) The fair value adjustment represents the value of the core deposit base assumed in the Branch Purchase based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on an accelerated basis over the average life of the core deposit base, which is estimated to be nine years.

(3) The fair value adjustment represents the value of the goodwill calculated from the purchase based on the purchase price, less the fair value of assets acquired net of liabilities assumed.

In connection with the business combination, the Company recorded goodwill and core deposit intangible assessed at the date of the Branch Purchase.

Goodwill - The acquired goodwill represents the excess purchase price over the estimated fair value of the net assets acquired and was recorded at $2.4 million.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the aggregate amount recognized for each major class of assets acquired and liabilities assumed by 1st Security Bank in the Branch Purchase on January 22, 2016:

At January 22, 2016
Purchase price (1)	$6,015
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	186,371
Acquired loans	417
Premises and equipment, net	964
Accrued interest receivable	2
Core deposit intangible	2,139
Other assets	103
Deposits	(186,364)
Accrued interest payable	(7)
Other liabilities	(22)
Total fair value of identifiable net assets	3,603
Goodwill	$2,412
(1) Purchase price includes premium paid on the deposits, the aggregate net book value of all assets acquired, and the unpaid principal and accrued interest on loans acquired.

Core deposit intangible

The acquired core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $102,000 and none for the three months ended March 31, 2016 and 2015, respectively. Amortization expense for core deposit intangible is expected to be as follows:

At January 22,
2016
Year 1	$503
Year 2	385
Year 3	294
Year 4	225
Year 5	172
Thereafter	560
Total	$2,139

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at March 31, 2016 and December 31, 2015:

	March 31, 2016
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$8,172	$41	$(9)	$8,204
Municipal bonds	25,597	433	(62)	25,968
Corporate securities	5,508	31	(77)	5,462
U.S. Small Business Administration securities	5,968	124	—	6,092
Mortgage-backed securities	34,516	243	(27)	34,732
Total securities available-for-sale	$79,761	$872	$(175)	$80,458

	December 31, 2015
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$6,134	$—	$(99)	$6,035
Municipal bonds	18,531	373	(13)	18,891
Corporate securities	3,495	5	(67)	3,433
U.S. Small Business Administration securities	4,011	23	(11)	4,023
Mortgage-backed securities	22,926	72	(163)	22,835
Total securities available-for-sale	$55,097	$473	$(353)	$55,217

Investment securities that were in an unrealized loss position at March 31, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$2,044	$(1)	$2,990	$(8)	$5,034	$(9)
Municipal bonds	4,637	(55)	298	(7)	4,935	(62)
Corporate securities	—	—	1,423	(77)	1,423	(77)
U.S. Small Business Administration securities	—	—	—	—	—	—
Mortgage-backed securities	5,277	(12)	2,078	(15)	7,355	(27)
Total	$11,958	$(68)	$6,789	$(107)	$18,747	$(175)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$2,107	$(31)	$3,928	$(68)	$6,035	$(99)
Municipal bonds	956	(1)	293	(12)	1,249	(13)
Corporate securities	994	(6)	1,439	(61)	2,433	(67)
U.S. Small Business Administration securities	990	(11)	—	—	990	(11)
Mortgage-backed securities	15,642	(112)	2,119	(51)	17,761	(163)
Total	$20,689	$(161)	$7,779	$(192)	$28,468	$(353)

There were ten investments with unrealized losses of less than one year, and seven investments with unrealized losses of more than one year at March 31, 2016. There were 17 investments with unrealized losses of less than one year, and eight investments with unrealized losses of more than one year at December 31, 2015. The unrealized losses associated with these investments are believed to be caused by changes in market interest rates that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities. No other-than-temporary impairment was recorded for the three months ended March 31, 2016 and 2015.

The contractual maturities of securities available-for-sale at March 31, 2016 and December 31, 2015 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency securities
Due after five years through ten years	8,172	8,204	6,134	6,035
Municipal bonds
Due in one year or less	986	990	991	997
Due after one year through five years	7,036	7,139	3,904	3,954
Due after five years through ten years	11,341	11,528	7,807	7,981
Due after ten years	6,234	6,311	5,829	5,959
Subtotal	25,597	25,968	18,531	18,891
Corporate securities
Due after one year through five years	3,513	3,526	1,500	1,490
Due after five years through ten years	1,995	1,936	1,995	1,943
Subtotal	5,508	5,462	3,495	3,433
U.S. Small Business Administration securities
Due after five years through ten years	5,968	6,092	4,011	4,023
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	17,949	18,051	12,515	12,466
Federal Home Loan Mortgage Corporation (“FHLMC”)	8,489	8,553	4,524	4,501
Government National Mortgage Association (“GNMA”)	8,078	8,128	5,887	5,868
Subtotal	34,516	34,732	22,926	22,835
Total	$79,761	$80,458	$55,097	$55,217

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale for the three months ended March 31, 2016 and 2015 were as follows:

Three Months Ended March 31, 2016
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$—	$—	$—

Three Months Ended March 31, 2015
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$4,178	$76	$—

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2016 and December 31, 2015 was as follows:

	March 31,	December 31,
REAL ESTATE LOANS	2016	2015
Commercial	$55,505	$50,034
Construction and development	76,381	80,806
Home equity	15,663	16,540
One-to-four-family (excludes loans held for sale)	106,141	102,921
Multi-family	30,718	22,223
Total real estate loans	284,408	272,524
CONSUMER LOANS
Indirect home improvement	101,895	103,064
Solar	31,585	29,226
Marine	26,254	23,851
Other consumer	2,105	2,181
Total consumer loans	161,839	158,322
COMMERCIAL BUSINESS LOANS	83,272	80,436
Total loans receivable, gross	529,519	511,282
Allowance for loan losses	(8,327)	(7,785)
Deferred costs, fees, and discounts, net	(1,027)	(962)
Total loans receivable, net	$520,165	$502,535

The Company’s business activity is with customers located in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, and Clallam Counties, and one loan production office located in the Tri-Cities, Washington. The Company originates real estate and consumer loans and has concentrations in these areas. Generally, loans are secured by deposit accounts, personal property, or real estate. Rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

Multi-Family Lending. Apartment term lending (five or more units) to current banking customers and community reinvestment loans for low to moderate income individuals in the Company’s footprint.

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

Other Consumer. Loans originated by the Company, including automobiles, recreational vehicles, direct home improvement loans, loans on deposits, and other consumer loans, primarily consisting of personal lines of credit.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail activity in the allowance for loan losses by loan categories at or for the three months ended March 31, 2016 and 2015:

	At or For the Three Months Ended March 31, 2016
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,874	$1,681	$1,396	$1,834	$7,785
Provision for loan losses	580	468	142	(590)	600
Charge-offs	—	(278)	—	—	(278)
Recoveries	2	213	5	—	220
Net recoveries (charge-offs)	2	(65)	5	—	(58)
Ending balance	$3,456	$2,084	$1,543	$1,244	$8,327
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,456	2,084	1,543	1,244	8,327
Ending balance	$3,456	$2,084	$1,543	$1,244	$8,327
LOANS RECEIVABLE
Loans individually evaluated for impairment	$340	$—	$—	$—	$340
Loans collectively evaluated for impairment	284,068	161,839	83,272	—	529,179
Ending balance	$284,408	$161,839	$83,272	$—	$529,519

	At or For the Three Months Ended March 31, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,872	$1,431	$1,184	$1,603	$6,090
Provision for loan losses	444	103	948	(895)	600
Charge-offs	(191)	(417)	—	—	(608)
Recoveries	—	321	2	—	323
Net (charge-offs) recoveries	(191)	(96)	2	—	(285)
Ending balance	$2,125	$1,438	$2,134	$708	$6,405
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$6	$—	$6
Loans collectively evaluated for impairment	2,125	1,438	2,128	708	6,399
Ending balance	$2,125	$1,438	$2,134	$708	$6,405
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,554	$—	$36	$—	$1,590
Loans collectively evaluated for impairment	201,810	141,449	78,596	—	421,855
Ending balance	$203,364	$141,449	$78,632	$—	$423,445

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information pertaining to the aging analysis of past due loans at March 31, 2016 and December 31, 2015:

	March 31, 2016
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual	Total Past Due	Current	Total Loans Receivable
Commercial	$—	$—	$—	$—	$—	$55,505	$55,505
Construction and development	—	—	—	—	—	76,381	76,381
Home equity	83	—	—	184	267	15,396	15,663
One-to-four-family	—	—	—	43	43	106,098	106,141
Multi-family	—	—	—	—	—	30,718	30,718
Total real estate loans	83	—	—	227	310	284,098	284,408
CONSUMER LOANS
Indirect home improvement	292	203	—	343	838	101,057	101,895
Solar	—	33	—	—	33	31,552	31,585
Marine	113	—	—	—	113	26,141	26,254
Other consumer	12	—	—	—	12	2,093	2,105
Total consumer loans	417	236	—	343	996	160,843	161,839
COMMERCIAL BUSINESS LOANS	75	—	—	—	75	83,197	83,272
Total loans	$575	$236	$—	$570	$1,381	$528,138	$529,519

	December 31, 2015
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual	Total Past Due	Current	Total Loans Receivable
Commercial	$—	$—	$—	$—	$—	$50,034	$50,034
Construction and development	—	—	—	—	—	80,806	80,806
Home equity	157	20	—	47	224	16,316	16,540
One-to-four-family	48	—	—	525	573	102,348	102,921
Multi-family	—	—	—	—	—	22,223	22,223
Total real estate loans	205	20	—	572	797	271,727	272,524
CONSUMER LOANS
Indirect home improvement	266	154	—	408	828	102,236	103,064
Solar	69	—	—	37	106	29,120	29,226
Marine	28	—	—	—	28	23,823	23,851
Other consumer	—	—	—	—	—	2,181	2,181
Total consumer loans	363	154	—	445	962	157,360	158,322
COMMERCIAL BUSINESS LOANS	—	—	—	—	—	80,436	80,436
Total loans	$568	$174	$—	$1,017	$1,759	$509,523	$511,282

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided at March 31, 2016 and December 31, 2015:

	March 31, 2016
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
Home equity	$90	$—	$90	$—	$90
One-to-four-family	310	(60)	250	—	250
Total	$400	$(60)	$340	$—	$340

	December 31, 2015
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
One-to-four-family	$801	$(67)	$734	$—	$734

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016		March 31, 2015
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$—	$—	$671	$4
Home equity	90	1	28	—
One-to-four-family	252	4	802	15
Subtotal real estate loans	342	5	1,501	19
WITH AN ALLOWANCE RECORDED
Commercial business loans	—	—	37	1
Total	$342	$5	$1,538	$20

Credit Quality Indicators

As part of the Company’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in the Company’s markets.

The Company utilizes a risk grading matrix to assign a risk grade to its real estate and commercial business loans. Loans are graded on a scale of 1 to 10, with loans in risk grades 1 to 6 considered “Pass” and loans in risk grades 7 to 10 are reported as classified loans in the Company’s allowance for loan loss analysis.

A description of the 10 risk grades is as follows:

•	Grades 1 and 2 - These grades include loans to very high quality borrowers with excellent or desirable business credit.

•	Grade 3 - This grade includes loans to borrowers of good business credit with moderate risk.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	Grade 7 - This grade is for “Other Assets Especially Mentioned” ( “OAEM”) in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

•	Grade 8 - This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.

•	Grade 9 - This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.

•	Grade 10 - This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the FDIC’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk rated “4” internally. Loans that are past due more than 90 days are classified “Substandard” and risk rated “8” internally. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.

 The following tables summarize risk rated loan balances by category at March 31, 2016 and December 31, 2015:

	March 31, 2016
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$53,811	$1,694	$—	$—	$—	$—	$55,505
Construction and development	76,381	—	—	—	—	—	76,381
Home equity	15,479	—	—	184	—	—	15,663
One-to-four-family	106,098	—	—	43	—	—	106,141
Multi-family	30,718	—	—	—	—	—	30,718
Total real estate loans	282,487	1,694	—	227	—	—	284,408
CONSUMER LOANS
Indirect home improvement	101,552	—	—	343	—	—	101,895
Solar	31,585	—	—	—	—	—	31,585
Marine	26,254	—	—	—	—	—	26,254
Other consumer	2,105	—	—	—	—	—	2,105
Total consumer loans	161,496	—	—	343	—	—	161,839
COMMERCIAL BUSINESS LOANS	79,588	649	401	2,634	—	—	83,272
Total loans	$523,571	$2,343	$401	$3,204	$—	$—	$529,519

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$50,034	$—	$—	$—	$—	$—	$50,034
Construction and development	79,100	1,706	—	—	—	—	80,806
Home equity	16,493	—	—	47	—	—	16,540
One-to-four-family	102,396	—	—	525	—	—	102,921
Multi-family	22,223	—	—	—	—	—	22,223
Total real estate loans	270,246	1,706	—	572	—	—	272,524
CONSUMER LOANS
Indirect home improvement	102,656	—	—	408	—	—	103,064
Solar	29,189	—	—	37	—	—	29,226
Marine	23,851	—	—	—	—	—	23,851
Other consumer	2,181	—	—	—	—	—	2,181
Total consumer loans	157,877	—	—	445	—	—	158,322
COMMERCIAL BUSINESS LOANS	75,794	2,352	335	1,955	—	—	80,436
Total loans	$503,917	$4,058	$335	$2,972	$—	$—	$511,282

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had two TDR loans still on accrual and included in impaired loans at both March 31, 2016, and December 31, 2015. In addition, the Company had no TDR loans on non-accrual, and had no commitments to lend additional funds on these restructured loans at March 31, 2016 and had one TDR loan on non-accrual at December 31, 2015.

The following table summarizes TDR loan balances at the dates indicated:

	March 31,	December 31,
	2016	2015
TDR loans still on accrual	$206	$209
TDR loans on non-accrual	—	525
Total TDR loan balances	$206	$734

For the three months ended March 31, 2016 and 2015 there were no reported TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting period.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of mortgage, commercial, and consumer loans serviced for others were $675.2 million and $636.1 million at March 31, 2016 and December 31, 2015, respectively and are carried at the lower of cost or market. At March 31, 2016 and December 31, 2015, mortgage, commercial, and consumer servicing rights’ (“servicing rights”) assets are recorded on the Consolidated Balance Sheets at a book value of $6.1 million and $5.8 million, respectively. The fair market value of the servicing rights’ assets was $6.2 million and $6.8 million at March 31, 2016 and December 31, 2015, respectively.

The following table summarizes servicing rights activity for the three months ended March 31, 2016 and 2015:

	At or For the Three Months Ended March 31,
	2016	2015
Beginning balance	$5,811	$3,061
Additions	613	785
Servicing rights amortized	(321)	(177)
Recovery on servicing rights	1	1
Ending balance	$6,104	$3,670

Fair value adjustments to mortgage, commercial, and consumer servicing rights were mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights. The following provides valuation assumptions used in determining the fair value of servicing rights at the dates indicated:

	At March 31,
Key assumptions:	2016	2015
Weighted average discount rate	9.5%	8.5%
Conditional prepayment rate (“CPR”)	15.4%	14.5%
Weighted average life in years	5.4	5.8

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key economic assumptions and the sensitivity of the current fair value for single family mortgage servicing rights (“MSR”) to immediate adverse changes in those assumptions at March 31, 2016 and December 31, 2015 were as follows:

		March 31, 2016	December 31, 2015
Aggregate portfolio principal balance		$670,994	$631,812
Weighted average rate of note		4.0%	4.0%

At March 31, 2016	Base	0.5% Adverse Change	1.0% Adverse Change
Conditional prepayment rate	15.4%	23.8%	34.6%
Fair value MSR	$6,131	$4,752	$3,680
Percentage of MSR	0.9%	0.7%	0.5%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$6,131	$6,027	$5,926
Percentage of MSR	0.9%	0.9%	0.9%

At December 31, 2015	Base	0.5% Adverse Change	1.0% Adverse Change
Conditional prepayment rate	12.2%	17.8%	25.3%
Fair value MSR	$6,813	$5,660	$4,557
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	8.5%	9.0%	9.5%
Fair value MSR	$6,813	$6,678	$6,548
Percentage of MSR	1.1%	1.1%	1.0%

The above tables show the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA/FHLMC/GNMA serviced home loan. The above tables reference a 50 basis point and 100 basis point decrease in note rate.

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSR is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance; however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The Company recorded $419,000 and $233,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended March 31, 2016 and 2015, respectively. The income, net of amortization, is reported in noninterest income.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DERIVATIVES

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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	March 31, 2016
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$57,572	$1,429	$—
Mandatory and best effort forward commitments with investors	12,960	—	28
Forward TBA mortgage-backed securities	100,000	—	479
TBA mortgage-backed securities forward sales paired off with investors	38,500	—	127

	December 31, 2015
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$34,154	$698	$—
Mandatory and best effort forward commitments with investors	24,135	74	—
Forward TBA mortgage-backed securities	49,000	3	—
TBA mortgage-backed securities forward sales paired off with investors	28,500	30	—

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans was $2.3 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 7 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three months ended March 31, 2016 and 2015:

	At or For the Three Months Ended March 31,
	2016	2015
Beginning balance	$—	$—
Additions	525	—
Capitalized costs	6	—
Disposition of assets	(211)	—
Ending balance	$320	$—

There were three properties used as collateral for one loan that went into OREO for the three months ended March 31, 2016, and no OREO properties at March 31, 2015. For the three months ended March 31, 2016 and 2015, the Company recorded no net gain or (loss) on disposal of OREO. There were no holding costs associated with OREO for the three months ended March 31, 2016 and 2015.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEPOSITS

Deposits are summarized as follows at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Noninterest-bearing checking	$150,314	$66,676
Interest-bearing checking	48,022	34,098
Savings	48,556	30,126
Money market	242,516	159,605
Certificates of deposit less than $100,000(1)	77,557	65,175
Certificates of deposit of $100,000 through $250,000	90,164	91,317
Certificates of deposit of $250,000 and over(2)	31,421	32,610
Escrow accounts related to mortgages serviced	8,129	5,571
Total	$696,679	$485,178
(1) Includes $27.9 million of brokered deposits at March 31, 2016 and December 31, 2015.
(2) Time deposits that meet or exceed the FDIC insurance limit.

Scheduled maturities of time deposits at March 31, 2016 for future periods ending is as follows:

At March 31, 2016
2016	$75,439
2017	72,513
2018	37,497
2019	5,306
2020	6,553
Thereafter	1,834
Total	$199,142

The Bank pledged 12 securities held at the FHLB of Des Moines with a fair value of $13.3 million to secure Washington State public deposits of $7.4 million with a $117,000 collateral requirement by the Washington Public Deposit Protection Commission at March 31, 2016.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at March 31, 2016 and December 31, 2015 were $4.0 million and $3.0 million, respectively, and were in compliance with Federal Reserve regulations.

Interest expense by deposit category for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Interest-bearing checking	$6	$7
Savings and money market	246	239
Certificates of deposit	567	502
Total	$819	$748

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments – The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a summary of the Company’s commitments at March 31, 2016 and December 31, 2015:

COMMITMENTS TO EXTEND CREDIT	March 31,	December 31,
REAL ESTATE LOANS	2016	2015
Commercial	$—	$1,988
Construction and development	41,192	44,109
One-to-four-family (includes held for sale)	120,368	76,013
Home equity	20,994	18,089
Multi-family	430	429
Total real estate loans	182,984	140,628
CONSUMER LOANS	8,349	5,754
COMMERCIAL BUSINESS LOANS	67,818	67,138
Total commitments to extend credit	$259,151	$213,520

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $147,000 at both March 31, 2016 and December 31, 2015. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

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

The Company has entered into change of control agreements with its Chief Financial Officer, Chief Operating Officer, and two Executive Vice Presidents of Home Lending. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.

Because of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no pending material legal actions at March 31, 2016.

Contingent liabilities for loans held for sale - In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, servicing errors, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $607,000 and $561,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2016 and December 31, 2015, respectively, which is included in other liabilities in the Consolidated Balance Sheets.
NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. Consequently, the fair value of the Company’s consolidated financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits, and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

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

Other Real Estate Owned - Fair value adjustments to OREO are recorded at the lower of carrying amount of the loan or fair value less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Securities Available-for-Sale
At March 31, 2016	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,204	$—	$8,204
Municipal bonds	—	25,968	—	25,968
Corporate securities	—	5,462	—	5,462
U.S. Small Business Administration securities	—	6,092	—	6,092
Mortgage-backed securities	—	34,732	—	34,732
Total	$—	$80,458	$—	$80,458

	Securities Available-for-Sale
At December 31, 2015	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$6,035	$—	$6,035
Municipal bonds	—	18,891	—	18,891
Corporate securities	—	3,433	—	3,433
U.S. Small Business Administration securities	—	4,023	—	4,023
Mortgage-backed securities	—	22,835	—	22,835
Total	$—	$55,217	$—	$55,217

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
March 31, 2016	$—	$64,784	$—	$64,784
December 31, 2015	$—	$44,925	$—	$44,925

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at March 31, 2016 and December 31, 2015:

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
March 31, 2016	$—	$—	$1,429	$1,429
December 31, 2015	$—	$—	$698	$698

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2016	$—	$(479)	$(28)	$(507)
December 31, 2015	$—	$3	$74	$77

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2016	$—	$(127)	$—	$(127)
December 31, 2015	$—	$30	$—	$30

The following tables present impaired loans and OREO measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
March 31, 2016	$—	$—	$340	$340
December 31, 2015	$—	$—	$734	$734

	OREO
	Level 1	Level 2	Level 3	Total
March 31, 2016	$—	$—	$320	$320
December 31, 2015	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements - Shown below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at March 31, 2016 table:

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	92.3%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	92.3%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 18.0%	0.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.5%	10.5%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	Beginning Balance	Purchases and issuances	Sales and settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2016
Interest rate lock commitments with customers	$698	$3,762	$(3,031)	$1,429	$731
Individual forward sale commitments with investors	74	(205)	103	$(28)	(102)

2015
Interest rate lock commitments with customers	$396	$3,147	$(2,517)	$1,026	$630
Individual forward sale commitments with investors	12	(60)	(8)	(56)	(68)

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded within other noninterest income.

Fair Values of Financial Instruments - The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

Cash, and Cash Equivalents and Certificates of Deposit at Other Financial Institutions - The carrying amounts of cash and short-term instruments approximates their fair value (Level 1).

Federal Home Loan Bank stock - The par value of FHLB stock approximates its fair value (Level 2).

Accrued Interest - The carrying amounts of accrued interest approximates its fair value (Level 2).
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Note - The fair value of the Subordinated Note is based upon the average yield of debt issuances in the first quarter of 2016 for similarly sized issuances (Level 2).

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

The following table provides estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015:

	March 31,		December 31,
	2016		2015
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1 inputs:
Cash and cash equivalents	$85,846	$85,846	$24,445	$24,445
Certificates of deposit at other financial institutions	12,420	12,420	12,421	12,421
Level 2 inputs:
Securities available-for-sale, at fair value	80,458	80,458	55,217	55,217
Loans held for sale, at fair value	64,784	64,784	44,925	44,925
FHLB stock, at cost	1,320	1,320	4,551	4,551
Accrued interest receivable	2,354	2,354	2,107	2,107
Individual forward sale commitments with investors	—	—	3	3
Paired off commitments with investors	—	—	30	30
Level 3 inputs:
Loans receivable, net	520,165	606,318	502,535	566,209
Servicing rights, held at lower of cost or fair value	6,104	6,163	5,811	6,848
Fair value interest rate locks with customers	1,429	1,429	698	698
Individual forward sale commitments with investors	—	—	74	74
Financial Liabilities
Level 2 inputs:
Deposits	696,679	705,639	485,178	494,871
FHLB advances	12,669	12,707	98,769	98,739
Subordinated note	10,000	9,550	10,000	9,550
Accrued interest payable	19	19	22	22
Individual forward sale commitments with investors	479	479	—	—
Paired off commitments with investors	127	127	—	—
Level 3 inputs:
Individual forward sale commitments with investors	28	28	—	—

NOTE 11 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of 2012. It is

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2015, the ESOP paid the fourth annual installment of principal in the amount of $251,000, plus accrued interest of $44,000 pursuant to the ESOP loan agreement.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at March 31, 2016 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. Compensation expense related to the ESOP was $160,000 and $123,000 for the three months ended March 31, 2016 and 2015, respectively.

Shares held by the ESOP at March 31, 2016 were as follows:

Balances
Allocated shares	102,359
Committed to be released shares	6,480
Unallocated shares	149,046
Total ESOP shares	257,885

Fair value of unallocated shares (in thousands)	$3,671

NOTE 12 - EARNINGS PER SHARE
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share.
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	At or For the Three Months Ended
	March 31,
Numerator:	2016	2015
Net income (in thousands)	$1,661	$2,070
Denominator:
Basic weighted average common shares outstanding	2,947,841	2,935,553
Dilutive shares	84,773	29,766
Diluted weighted average common shares outstanding	3,032,614	2,965,319
Basic earnings per share	$0.56	$0.71
Diluted earnings per share	$0.55	$0.70
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	—	8,160

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $193,000 and $182,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 324,013 shares to Company directors and employees. Option awards were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date, May 8, 2014, of $16.89 per share. These option awards were granted as non-qualified stock options, having a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

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
The following table presents a summary of the Company’s stock option plan awards during the three months ended March 31, 2016 (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2016	306,900	$16.89	8.36	$2,794,570
Granted	—	—	—	—
Exercised	200	16.89	—	1,438
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2016	306,700	$16.89	8.11	$2,545,610

Expected to vest, assuming a 0.31% annual forfeiture rate	305,439	$16.89	8.11	$2,535,147

Exercisable at March 31, 2016	53,100	$16.89	8.11	$440,730
At March 31, 2016, there was $713,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards totaling 129,605 shares to Company directors and employees, and all but 4,500 shares were granted on May 8, 2014 at a grant date fair value of $16.89 per share. The remaining 4,500 restricted stock awards were granted January 1, 2016 at a grant date fair value of $26.00 per share. Compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a three-year period for directors and a five-year period for employees, beginning at the grant date. Any unexercised restricted stock awards will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.
The following table presents a summary of the Company’s nonvested awards during the three months ended March 31, 2016 (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	94,684	$16.89	$1,599,212
Granted	4,500	26.00	117,000
Vested	—	—	—
Forfeited or expired	—	—	—
Nonvested at March 31, 2016	99,184	$17.30	$1,716,212
At March 31, 2016, there was $1.2 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

NOTE 14 – REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 total capital (as defined) and common equity Tier 1 (“CET 1”) capital to risk-weighted assets (as defined).

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. At March 31, 2016 and December 31, 2015, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables compare the Bank’s actual capital amounts and ratios at March 31, 2016 and December 31, 2015 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
Bank Only	Actual
At March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
(to risk-weighted assets)	$84,198	14.29%	$47,130	8.00%	$58,913	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$76,820	13.04%	$35,348	6.00%	$47,130	8.00%
Tier 1 leverage capital
(to average assets)	$76,820	9.90%	$31,053	4.00%	$38,816	5.00%
CET 1 capital
(to risk-weighted assets)	$76,820	13.04%	$26,511	4.50%	$38,294	6.50%

At December 31, 2015
Total risk-based capital
(to risk-weighted assets)	$85,570	15.51%	$44,132	8.00%	$55,164	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$78,662	14.26%	$33,099	6.00%	$44,132	8.00%
Tier 1 leverage capital
(to average assets)	$78,662	12.14%	$25,924	4.00%	$32,406	5.00%
CET 1 capital
(to risk-weighted assets)	$78,662	14.26%	$24,824	4.50%	$35,857	6.50%

In addition to the minimum CET 1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET 1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

FS Bancorp, Inc. is a bank holding company subject to the capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2016, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at March 31, 2016 were 9.1% for Tier 1 leverage-based capital, 12.1% for Tier 1 risk-based capital, 13.3% for total risk-based capital, and 12.1% for CET 1 capital ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all including in particular, our recent Branch Purchase;

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

•
other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services and other risks described elsewhere in this Form 10-Q and our other reports filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015.

Any of the forward-looking statements made in this Form 10-Q and in other public statements may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. The Company undertakes no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.
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

The Company is relationship-driven delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and opened one loan production office located in the Tri-Cities, Washington during the fourth quarter of 2014. On January 22, 2016, the Company completed the previously announced Branch Purchase from Bank of America and acquired $186.4 million in deposits and $419,000 in loans based on January 22, 2016 financial information. The four branches are located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. The Branch Purchase serves to expand our Puget Sound-focused retail footprint onto the Olympic Peninsula and provides an opportunity to extend our unique brand of community banking into those communities.

The Company also maintains its long-standing indirect consumer lending platform which operates throughout the West Coast. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens our relationships within those markets.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans, and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. At

March 31, 2016, consumer loans represented 30.6% of the Company’s total gross loan portfolio, down slightly from 31.0% at December 31, 2015, as real estate loan originations have increased at a faster pace than consumer loan originations during the three months ended March 31, 2016.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $15.6 million, or 987 loans during the quarter ended March 31, 2016, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, Idaho, and California with four contractors/dealers responsible for 56.6% of the funded loans dollar volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since the program’s inception has originated $80.0 million. During the three months ended March 31, 2016, the Company originated $5.6 million of consumer loans in California, and at March 31, 2016, the Company had $31.3 million of consumer indirect solar loans outstanding that were originated in California. Management has established a concentration limit of no more than 100% of the Bank’s total risk-based capital for loans originated in California. At March 31, 2016, the limit was $84.2 million.

The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area served by the Company. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $145.6 million of one-to-four-family mortgages during the three months ended March 31, 2016, of which $75.5 million were sold to investors. Of the loans sold to investors, $45.0 million were sold to Fannie Mae, Freddie Mac, and/or Ginnie Mae with servicing rights retained for the purpose of developing these customer relationships. At March 31, 2016, one-to-four-family residential mortgage loans, excluding loans held for sale of $64.8 million, totaled $106.1 million, or 20.0%, of the total gross loan portfolio.
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
The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.     The secondary influence on the Company's earnings is fee income from mortgage banking activities.

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include the following:

Allowance for Loan Loss. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although the Company believes it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that its systematic methodology continues to be appropriate given our size and level of complexity.

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

Deferred tax liabilities occur when taxable income is less than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax liabilities are temporary differences payable in future periods. The Company had a net deferred tax liability of $1.5 million, and $1.3 million, at March 31, 2016 and December 31, 2015, respectively.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Assets. Total assets increased $127.8 million, or 18.9%, to $805.4 million at March 31, 2016, from $677.6 million at December 31, 2015, primarily as a result of a $61.4 million, or 251.0% increase in cash and cash equivalents resulting from the Branch Purchase, a $25.2 million, or 45.7% increase in securities available-for-sale, a $19.9 million, or 44.2% increase in loans held for sale, and a $17.6 million, or 3.5% increase in loans receivable, net. The increase in assets during the three months ended March 31, 2016 was primarily funded by cash received from deposits acquired in the Branch Purchase.

Loans receivable, net increased $17.6 million, or 3.5%, to $520.2 million at March 31, 2016, from $502.5 million at December 31, 2015. Total real estate loans increased $11.9 million quarter over quarter including an increase in multi-family loans converted from construction loans of $8.5 million, an increase in commercial real estate loans of $5.5 million, and an increase in one-to-four-family loans of $3.2 million, partially offset by decreases in construction and development loans of $4.4 million and home equity loans of $877,000. Quarter over quarter changes in other loan categories included a $3.5 million increase in consumer loans, and a $2.8 million increase in commercial business loans. The undisbursed portion of construction loans in process totaled $42.4 million at March 31, 2016, consisting primarily of speculative single family residential projects.

Loans held for sale, consisting of one-to-four-family loans, increased by $19.9 million, or 44.2%, to $64.8 million at March 31, 2016, from $44.9 million at December 31, 2015 due to increased loan originations and the timing difference between loan fundings and loan sale settlements. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes. During the quarter ended March 31, 2016, the Company sold $118.0 million of one-to-four-family mortgage loans to investors, compared to sales of $111.7 million for the same quarter one year ago.

One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased $6.4 million, or 4.9% to $138.0 million during the quarter ended March 31, 2016, compared to $131.6 million for the same quarter one year ago. The increase in originations was attributed to increased activity in the housing market and the continued low interest rate environment during the first quarter of 2016.

The allowance for loan losses at March 31, 2016 was $8.3 million, or 1.6% of gross loans receivable, compared to $7.8 million, or 1.5% of gross loans receivable, at December 31, 2015. Substandard loans increased $232,000, or 7.8%, to $3.2 million at March 31, 2016, compared to $3.0 million at December 31, 2015, primarily due to three commercial lines of credit downgraded as a result of the financial performance of the borrowers. Non-performing loans, consisting of non-accruing loans, decreased $447,000, or 44.0%, to $570,000 at March 31, 2016, from $1.0 million at December 31, 2015. At March 31, 2016, non-performing loans consisted of $343,000 of indirect fixture loans, $184,000 of home equity loans, and $43,000 of one-to-four-family loans. Non-performing loans to total gross loans decreased to 0.1% at March 31, 2016, compared to 0.2% at December 31, 2015. At March 31, 2016, OREO totaled $320,000 representing a single one-to-four-family loan secured by three properties that was transferred during the quarter ended March 31,

2016. There was no OREO at December 31, 2015. At March 31, 2016, the Company had $206,000 of TDR loans all of which were performing in accordance with their modified terms, compared to $734,000 of TDR loans, of which one loan with a balance of $525,000 was on non-accrual, and the remaining $209,000 was performing in accordance with their modified terms at December 31, 2015.

Liabilities. Total liabilities increased $128.0 million, or 21.3%, to $730.3 million at March 31, 2016, from $602.2 million at December 31, 2015 due primarily to the Branch Purchase. Deposits increased $211.5 million, or 43.6%, to $696.7 million at March 31, 2016, from $485.2 million at December 31, 2015. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $100.1 million, including $7.1 million of public funds from the Branch Purchase, or 94.1%, to $206.5 million at March 31, 2016, from $106.3 million at December 31, 2015. Money market and savings accounts increased $101.3 million, or 53.4%, to $291.1 million at March 31, 2016, from $189.7 million at December 31, 2015. Time deposits increased $10.0 million, or 5.3%, to $199.1 million at March 31, 2016, from $189.1 million at December 31, 2015. Non-retail certificates of deposit which includes brokered certificates of deposit, online certificates of deposit, and public funds decreased $1.4 million to $44.9 million at March 31, 2016, compared to $46.3 million at December 31, 2015. Although management utilizes wholesale market deposits to mitigate interest rate risk exposure where appropriate, the Company focuses on relationship deposit growth with new and existing customers as its primary source of funds for loan growth.

At March 31, 2016, total debt was $22.5 million consisting of FHLB advances of $12.7 million and a subordinated note, net of $9.8 million. Borrowings decreased $86.1 million, or 87.2%, to $12.7 million as of March 31, 2016, from $98.8 million at December 31, 2015, primarily due to the cash received in the Branch Purchase being utilized to repay FHLB advances.

Stockholders’ Equity. Total stockholders’ equity decreased slightly to $75.1 million at March 31, 2016, from $75.3 million at December 31, 2015. The decrease in stockholders’ equity from the fourth quarter of 2015 was primarily related to $2.4 million of common stock repurchases, partially offset by net income of $1.7 million, and an increase of $372,000 in other comprehensive income representing unrealized gains in our investment portfolio. The Company repurchased 98,000 shares of its common stock during the quarter ended March 31, 2016, for an average price per share of $24.57. At March 31, 2016, 227,000 shares remain available for repurchase as authorized pursuant to our July 2015 stock repurchase plan. Book value per common share was $25.90 at March 31, 2016, compared to $25.18 at December 31, 2015.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

General. Net income for the three months ended March 31, 2016, decreased $409,000, or 19.8%, to $1.7 million, from $2.1 million for the three months ended March 31, 2015. The decrease in net income was primarily a result of a $2.3 million, or 34.9% increase in noninterest expense, and a $260,000, or 31.9% increase in interest expense, partially offset by a $1.8 million, or 25.6% increase in interest income, and a $250,000, or 6.1% increase in noninterest income.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended March 31, 2016 and 2015:

Average Balances	For the Three Months Ended March 31,
Assets	2016	2015
Loans receivable (1)	$560,136	$438,222
Securities available-for-sale, at fair value	66,030	46,746
Interest-bearing deposits and certificates of deposit at other financial institutions	125,439	16,282
Total interest-earning assets	751,605	501,250
Noninterest-earning assets	28,430	24,735
Total assets	$780,035	$525,985

Liabilities and stockholders’ equity
Interest-bearing accounts	$500,227	$369,719
Borrowings	50,994	25,162
Subordinated note	9,807	—
Total interest-bearing liabilities	561,028	394,881
Noninterest-bearing accounts	135,150	59,161
Other noninterest-bearing liabilities	9,626	5,771
Stockholders’ equity	74,231	66,172
Total liabilities and stockholders’ equity	$780,035	$525,985
(1) Includes loans held for sale

Net Interest Income. Net interest income increased $1.6 million, or 24.8%, to $7.8 million for the three months ended March 31, 2016, from $6.3 million for the three months ended March 31, 2015. The increase in net interest income was attributable to a $1.5 million, or 22.0% increase in loans receivable interest income, primarily due to an increase in the average loans receivable balance, a $314,000, or 118.9% increase in interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions, partially offset by a $260,000, or 31.9% increase in interest expense, primarily due to the addition of the subordinated note interest expense of $171,000, and $71,000 in interest expense on deposits primarily due to the deposits acquired from the Branch Purchase compared to the same period last year.

The net interest margin (“NIM”) decreased 88 basis points to 4.19% for the three months ended March 31, 2016, from 5.07% for the three months ended March 31, 2015. The decrease reflects an increase in lower yielding loan types. Our strategy to increase the loan portfolio through diversified lending channels has pressured the NIM as the increase in lower yielding real estate and commercial business loans has offset the increase in higher yielding consumer loan products. As a percentage, consumer loans to total gross loans were 30.6% at March 31, 2016, compared to 33.4% at March 31, 2015. The average cost of funds decreased 11 basis points to 0.62% for the three months ended March 31, 2016, from 0.73% for the three months ended March 31, 2015.  Management is focused on matching deposit duration with the duration of earning assets where appropriate.

Interest Income. Interest income for the three months ended March 31, 2016, increased $1.8 million, or 25.6%, to $8.9 million, from $7.1 million for the three months ended March 31, 2015. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $560.1 million for the three months ended March 31, 2016, compared to $438.2 million for the three months ended March 31, 2015. The average yield on interest-earning assets decreased 97 basis points to 4.76% for the three months ended March 31, 2016, compared to 5.73% for the three months ended March 31, 2015.

Interest Expense. Interest expense increased $260,000, or 31.9%, to $1.1 million for the three months ended March 31, 2016, from $815,000 for the same period of the prior year. The increase during the period was primarily attributable to the $166.1 million, or 42.1% increase in the average balance of interest-bearing liabilities to $561.0 million for the quarter ended March 31, 2016, from $394.9 million for the quarter ended March 31, 2015. The average cost of funds decreased 11 basis point to 0.62% for the three months ended March 31, 2016, compared to 0.73% for the three months ended March 31, 2015. The average cost of deposits decreased 19 basis points to 0.52% for the three months ended March 31, 2016, compared to 0.71% for the three months ended March 31, 2015, reflecting the significant amount of relatively low cost relationship-based transactional deposits acquired in the Branch Purchase and the decline in the percentage of higher cost certificates of deposit to total deposits over the last year.

Provision for Loan Losses.  The provision for loan losses was unchanged at $600,000 for both the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016, net charge-offs totaled $58,000, compared to $285,000 during the same period last year.

Noninterest Income. Noninterest income increased $250,000, or 6.1%, to $4.3 million for the three months ended March 31, 2016, from $4.1 million for the three months ended March 31, 2015. The increase during the period was primarily due to an increase of $272,000 increase in service charges and fee income primarily associated with the Branch Purchase and growth in the number of home loans serviced by the Bank, a $38,000 increase in gain on sale of loans, and a $22,000 increase in earnings on cash surrender value of BOLI, partially offset by a $76,000 decrease in gain on sale of investment securities. One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 4.9% to $138.0 million during the quarter ended March 31, 2016, compared to $131.6 million for the same quarter one year ago. The increase in originations was attributed to continued low rates. Purchase production increased by $24.4 million, or 35.3% with $93.6 million in purchased loans that closed during the three months ended March 31, 2016, up from $69.2 million for the three months ended March 31, 2015. Refinances decreased by $8.6 million, or 13.8%, to $53.6 million for the three months ended March 31, 2016, from $62.2 million for the same period last year. The percentage of one-to-four-family mortgage loan originations for home purchases was 63.6% of first quarter originations versus 36.4% of first quarter originations for refinance activity. This compares to 52.7% of originations to purchase a home versus 47.3% to refinance a home in the first quarter of 2015.

Noninterest Expense. Noninterest expense increased $2.3 million, or 34.9% to $8.9 million for the three months ended March 31, 2016, from $6.6 million for the three months ended March 31, 2015. The increases in noninterest expense were primarily a result of a $917,000, or 23.2% increase in salaries and benefits partially attributable to the Branch Purchase, and includes $450,000 of commissions and incentives for the loan production staff, as well as compensation associated with the equity incentive plan. Most other expense categories also increased due to the Branch Purchase including a $412,000, or 42.8% increase in operations costs, a $133,000, or 30.6% increase in occupancy expense, a $122,000, or 34.0% increase in data processing, a $104,000, or 31.2% increase in loan costs, and a $98,000, or 26.7% increase in professional and board fees. We also incurred $385,000 in acquisition costs and $101,000 in amortization of the core deposit intangible attributable to the Branch Purchase during the three months ended March 31, 2016, as compared to none of these types of expenses in the same period last year.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, deteriorated to 73.5% for the three months ended March 31, 2016, compared to 64.0% for the three months ended March 31, 2015, representing a greater increase in noninterest expense, compared to smaller increases in noninterest income and net interest income.

Provision for Income Tax. For the three months ended March 31, 2016, the Company recorded a provision for income tax expense of $961,000 on pre-tax income as compared to $1.1 million for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 and 2015 was 36.7% and 33.8%, respectively.

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

At March 31, 2016, the Bank’s total borrowing capacity was $174.4 million with the FHLB of Des Moines, with unused borrowing capacity of $161.7 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At March 31, 2016, the Bank held approximately $229.2 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $80.7 million, and a combined credit limit of $40.0 million in written Fed Funds lines of credit through correspondent banking relationships at March 31, 2016. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At March 31, 2016, the Bank held approximately $155.9 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At March 31, 2016, $12.7 million in FHLB advances and FHLB Fed Funds were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, and Fed Funds lines of credit. The Bank’s Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $140.1 million as of March 31, 2016. Total brokered deposits as of March 31, 2016 were $27.9 million.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2016, the approved outstanding loan commitments, including unused lines of credit amounted to $259.2 million. Certificates of deposit scheduled to mature in three months or less at March 31, 2016, totaled $46.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for the FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2016, FS Bancorp, Inc. had $4.0 million in cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at March 31, 2016, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the FDIC. Based on capital levels at March 31, 2016, the Bank was considered to be “well capitalized”. At March 31, 2016, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 9.9%, 13.0%, 14.3%, and 13.0%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 14 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at March 31, 2016, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) at March 31, 2016 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of March 31, 2016 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes common stock repurchases during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January 1, 2016 - January 31, 2016	—	$—	—	325,000
February 1, 2016 - February 29, 2016	92,612	24.58	92,612	232,388
March 1, 2016 - March 31, 2016	4,912	24.33	4,912	227,476
Total	97,524	$24.57	97,524	227,476

On July 28, 2015, the Company announced that its Board of Directors authorized the repurchase of up to 325,000 shares of the Company’s common stock, or 10% of the Company’s outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time over a 12-month period until August 31, 2016, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

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

3.2    Bylaws of FS Bancorp, Inc. (2)

4.1    Form of Common Stock Certificate of FS Bancorp, Inc. (1)

10.1    Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)

10.2    Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D.
    Mullet and Drew B. Ness (1)

10.3    FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (3)

10.4    Form of Incentive Stock Option Agreement under the 2013 Plan (3)

10.5    Form of Non-Qualified Stock Option Agreement under the 2013 Plan (3)

10.6    Form of Restricted Stock Agreement under the 2013 Plan (3)

10.7    Purchase and Assumption Agreement between Bank of America, National Association and 1st Security
    Bank dated September 1, 2015 (4)

10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company (5)

10.9	Form of change of control agreement with Donn C. Costa and Debbie L. Steck (6)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1) Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.

(2)    Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 10, 2013 (File No. 001-35589).

(3) Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-192990) filed on December 20, 2013, and incorporated by reference.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 2, 2015 (File No. 001-35589).

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 19, 2015 (File No. 001-35589).

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: May 12, 2016	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: May 12, 2016	By:	/s/Matthew D. Mullet
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.