Form 10-Q
period 2016-06-30
FS Bancorp, Inc.
filed 2016-08-11
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016    OR

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2016, there were 3,054,753 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.
Form 10-Q

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 (Unaudited)	2

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	6 - 7

	Notes to Consolidated Financial Statements	8 - 38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39 - 48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION	49

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49 - 50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	50 - 51

SIGNATURES		52
As used in this report, the terms “we,” “our,” and “us,” and “Company” refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts) (Unaudited)

ASSETS	June 30, 2016	December 31, 2015
Cash and due from banks	$5,263	$1,708
Interest-bearing deposits at other financial institutions	9,629	22,747
Total cash and cash equivalents	14,892	24,455
Certificates of deposit at other financial institutions	14,010	12,421
Securities available-for-sale, at fair value	97,728	55,217
Loans held for sale, at fair value	63,696	44,925
Loans receivable, net	550,104	502,535
Accrued interest receivable	2,420	2,107
Premises and equipment, net	14,786	13,856
Federal Home Loan Bank (“FHLB”) stock, at cost	1,600	4,551
Bank owned life insurance (“BOLI”)	9,911	9,772
Servicing rights, held at the lower of cost or fair value	6,751	5,811
Goodwill	2,312	—
Core deposit intangible, net	1,997	—
Other assets	3,713	1,911
TOTAL ASSETS	$783,920	$677,561

LIABILITIES
Deposits:
Noninterest-bearing accounts	$152,808	$72,247
Interest-bearing accounts	513,308	412,931
Total deposits	666,116	485,178
Borrowings	19,670	98,769
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(185)	(195)
Total subordinated note less unamortized debt issuance costs	9,815	9,805
Other liabilities	12,268	8,469
Total liabilities	707,869	602,221
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,056,107 and 3,242,120 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	31	32
Additional paid-in capital	26,516	30,692
Retained earnings	50,160	46,175
Accumulated other comprehensive income, net of tax	848	78
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,504)	(1,637)
Total stockholders’ equity	76,051	75,340
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$783,920	$677,561

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans receivable including fees	$8,452	$7,494	$16,773	$14,312
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	636	281	1,213	545
Total interest and dividend income	9,088	7,775	17,986	14,857
INTEREST EXPENSE
Deposits	785	812	1,603	1,559
Borrowings	42	72	127	139
Subordinated note	169	—	341	—
Total interest expense	996	884	2,071	1,698
NET INTEREST INCOME	8,092	6,891	15,915	13,159
PROVISION FOR LOAN LOSSES	600	600	1,200	1,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,492	6,291	14,715	11,959
NONINTEREST INCOME
Service charges and fee income	893	500	1,590	924
Gain on sale of loans	5,437	4,606	8,801	7,933
Gain on sale of investment securities	—	—	—	76
Earnings on cash surrender value of BOLI	70	48	139	95
Other noninterest income	156	124	347	321
Total noninterest income	6,556	5,278	10,877	9,349
NONINTEREST EXPENSE
Salaries and benefits	5,358	4,216	10,223	8,166
Operations	1,396	1,128	2,771	2,091
Occupancy	610	456	1,178	891
Data processing	557	393	1,039	751
Gain on sale of other real estate owned (“OREO”)	(150)	—	(150)	—
Loan costs	638	417	1,074	750
Professional and board fees	524	423	989	790
Federal Deposit Insurance Corporation (“FDIC”) insurance	106	82	208	160
Marketing and advertising	207	145	351	275
Acquisition costs	4	—	389	—
Amortization of core deposit intangible	140	—	241	—
Impairment on servicing rights	215	1	214	—
Total noninterest expense	9,605	7,261	18,527	13,874
INCOME BEFORE PROVISION FOR INCOME TAXES	4,443	4,308	7,065	7,434
PROVISION FOR INCOME TAXES	1,608	1,514	2,569	2,570
NET INCOME	$2,835	$2,794	$4,496	$4,864
Basic earnings per share	$0.98	$0.94	$1.54	$1.65
Diluted earnings per share	$0.96	$0.93	$1.50	$1.63

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$2,835	$2,794	$4,496	$4,864
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) during period	617	(474)	1,195	(138)
Income tax (provision) benefit related to unrealized holding gain	(219)	161	(425)	47
Reclassification adjustment for realized gain included in net income	—	—	—	(76)
Income tax provision related to reclassification for realized gain	—	—	—	26
Other comprehensive income (loss), net of tax	398	(313)	770	(141)
COMPREHENSIVE INCOME	$3,233	$2,481	$5,266	$4,723

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts) (Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Unearned ESOP Shares	Total Stockholders’ Equity
BALANCE, January 1, 2015	3,235,625	$32	$29,450	$38,125	$117	$(1,888)	$65,836
Net income	—	—	—	4,864	—	—	4,864
Dividends paid ($0.12 per share)	—	—	—	(397)	—	—	(397)
Share-based compensation	—	—	373	—	—	—	373
Common stock repurchased	(4,605)	—	(101)	—	—	—	(101)
Stock options exercised	9,600	—	162	—	—	—	162
Unrealized holding gains, net of tax	—	—	—	—	(141)	—	(141)
ESOP shares allocated	—	—	127	—	—	132	259
BALANCE, June 30, 2015	3,240,620	$32	$30,011	$42,592	$(24)	$(1,756)	$70,855

BALANCE, January 1, 2016	3,242,120	$32	$30,692	$46,175	$78	$(1,637)	$75,340
Net income	—	—	—	4,496	—	—	4,496
Dividends paid ($0.17 per share)	—	—	—	(511)	—	—	(511)
Share-based compensation	—	—	393	—	—	—	393
Restricted stock awards	4,500	—	—	—	—	—	—
Common stock repurchased	(196,813)	(1)	(4,868)	—	—	—	(4,869)
Stock options exercised	6,300	—	106	—	—	—	106
Unrealized holding gains, net of tax	—	—	—	—	770	—	770
ESOP shares allocated	—	—	193	—	—	133	326
BALANCE, June 30, 2016	3,056,107	$31	$26,516	$50,160	$848	$(1,504)	$76,051

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)
	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net income	$4,496	$4,864
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,200	1,200
Depreciation, amortization and accretion	2,406	957
Compensation expense related to stock options and restricted stock awards	393	373
ESOP compensation expense for allocated shares	326	259
Increase in cash surrender value of BOLI	(139)	(95)
Gain on sale of loans held for sale	(8,801)	(7,933)
Gain on sale of OREO	(150)	—
Origination of loans held for sale	(354,401)	(296,744)
Proceeds from sale of loans held for sale	342,698	287,763
Gain on sale of investment securities	—	(76)
Impairment of servicing rights	214	—
Changes in operating assets and liabilities
Accrued interest receivable	(313)	(214)
Other assets	(6,359)	(1,365)
Other liabilities	3,375	589
Net cash used by operating activities	(15,055)	(10,422)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	4,178
Maturities, prepayments, sales, and calls	5,797	2,727
Purchases	(47,432)	(8,907)
Maturities of interest-bearing time deposits	292	248
Purchase of interest-bearing time deposits	(1,882)	(3,224)
Loan originations and principal collections, net	(49,839)	(46,120)
Proceeds from sale of OREO, net	682	—
Purchase of premises and equipment, net	(1,642)	(952)
FHLB stock purchased	(3,393)	(1,226)
FHLB stock redeemed	6,344	1,464
Net cash received from acquisition of branches	180,356	—
Net cash from (used by) investing activities	89,283	(51,812)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	582	50,064
Proceeds from borrowings	159,500	199,737
Repayments of borrowings	(238,599)	(196,502)
Dividends paid	(511)	(397)
Proceeds from stock options exercised	106	162
Common stock repurchased	(4,869)	(101)
Net cash (used by) from financing activities	(83,791)	52,963
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,563)	(9,271)
CASH AND CASH EQUIVALENTS, beginning of period	24,455	15,555
CASH AND CASH EQUIVALENTS, end of period	$14,892	$6,284

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,910	$1,700
Income taxes	$2,970	$2,151
Assets acquired in acquisition of branches	$181,575	$—
Liabilities assumed in acquisition of branches	$186,393	$—
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities	$1,195	$(214)
Property received in settlement of loans	$525	$—
Retention of mortgage servicing rights from loan sales	$1,832	$1,902

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 11 branches and four loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, and Clallam Counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals. The Bank acquired four retail bank branches from Bank of America (two in Clallam and two in Jefferson counties) on January 22, 2016, and these branches opened as 1st Security Bank branches on January 25, 2016. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.
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
Financial Statement Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2015, as filed with the SEC on March 25, 2016. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.
The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are allowances for loan losses, fair value of measurements, servicing assets, and deferred income taxes.
Amounts presented in the consolidated financial statements and footnote tables are rounded and presented in thousands of dollars except per share amounts. In the narrative footnote discussion, amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2016 presentation with no change to consolidated net income or stockholders’ equity previously reported.

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
Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2016, for potential recognition or disclosure.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Application of New Accounting Guidance
As of April 1, 2016, the Company applied Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No 2015-16, Business Combinations (Topic 805).  Application of this ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination during the measurement period.  The amendments in this ASU require that the acquirer recognize the adjustments to provisional amounts in the reporting period in which the adjustment amount is determined.  The acquirer must also record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  As required by ASU 2015-16, all adjustments are reflected as of the beginning of the fiscal year, January 1, 2016.  By applying this ASU, the Company has adjusted the provisional amounts for core deposit intangible and goodwill and disclosed the effect on earnings in Note 2.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net, which amended the principal versus agent implementation guidance set for in ASU 2014-09.  Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation.  The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting which were codified in Topic 605, Revenue Recognition and Topic 932, Extractive Activities - Oil and Gas.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions to determine the potential impact the new standard will have on the Company's consolidated financial statements.
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.
NOTE 2 - BUSINESS COMBINATION

On January 22, 2016, the Company’s wholly-owned subsidiary, 1st Security Bank, completed the purchase of four branches (“Branch Purchase”) from Bank of America, National Association (“Bank of America”). The Branch Purchase included four retail bank branches located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington.

In accordance with the Purchase and Assumption Agreement, dated as of September 1, 2015, between Bank of America and 1st Security Bank, 1st Security Bank acquired $186.4 million of deposits, a small portfolio of performing loans, two owned bank branches, three leases for the bank branches and parking facilities and certain other assets of the branches. As of June 30, 2016, approximately $171.3 million of the acquired deposits remain at 1st Security Bank.

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

The Branch Purchase was accounted for under the acquisition method of accounting and accordingly, the assets and liabilities were recorded at their fair values on January 22, 2016, the date of acquisition. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values become available. During the second quarter of 2016, the Company completed a re-evaluation of the core deposit intangible due to a portion of core deposits excluded from the original valuation.  The updated valuation of the core deposit intangible increased the fair value adjustment by $100,000 to $2.2 million from $2.1 million resulting in a decrease of $100,000 to the fair value adjustment of goodwill.  The impact to consolidated net income was an increase in the amortization of the core deposit intangible for the six month ended June 30, 2016 of $6,000.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

January 22, 2016	Acquired Book Value	Fair Value Adjustments		Amount Recorded
Assets
Cash and cash equivalents	$180,356	$—		$180,356
Loans receivable	417	—		417
Premises and equipment, net	697	267	(1)	964
Accrued interest receivable	2	—		2
Core deposit intangible	—	2,239	(2)	2,239
Goodwill	—	2,312	(3)	2,312
Other assets	103	—		103
Total assets acquired	$181,575	$4,818		$186,393

Liabilities
Deposits:
Noninterest-bearing accounts	$79,966	$—		$79,966
Interest-bearing accounts	106,398	—		106,398
Total deposits	186,364	—		186,364
Accrued interest payable	7	—		7
Other liabilities	22	—		22
Total liabilities assumed	$186,393	$—		$186,393

Explanation of Fair Value Adjustments

(1) The fair value adjustment represents the difference between the fair value of the acquired branches and the book value of the assets acquired. The Company utilized third-party valuations but did not receive appraisals to assist in the determination of fair value.

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

Goodwill - The acquired goodwill represents the excess purchase price over the estimated fair value of the net assets acquired and was recorded at $2.3 million.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the aggregate amount recognized for each major class of assets acquired and liabilities assumed by 1st Security Bank in the Branch Purchase on January 22, 2016:

At January 22, 2016
Purchase price (1)	$6,015
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	186,371
Acquired loans	417
Premises and equipment, net	964
Accrued interest receivable	2
Core deposit intangible	2,239
Other assets	103
Deposits	(186,364)
Accrued interest payable	(7)
Other liabilities	(22)
Total fair value of identifiable net assets	3,703
Goodwill	$2,312
(1) Purchase price includes premium paid on the deposits, the aggregate net book value of all assets acquired, and the unpaid principal and accrued interest on loans acquired.

Core deposit intangible

The acquired core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $140,000 and $241,000 for the three and six months ended June 30, 2016, and none for the same periods in 2015. Amortization expense for core deposit intangible is expected to be as follows:

Year 1	$522
Year 2	400
Year 3	307
Year 4	235
Year 5	181
Thereafter	594
Total	$2,239

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at June 30, 2016 and December 31, 2015:

	June 30, 2016
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$9,165	$165	$—	$9,330
Municipal bonds	25,459	601	(9)	26,051
Corporate securities	7,675	58	(161)	7,572
U.S. Small Business Administration securities	5,966	137	—	6,103
Mortgage-backed securities	48,148	527	(3)	48,672
Total securities available-for-sale	$96,413	$1,488	$(173)	$97,728

	December 31, 2015
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$6,134	$—	$(99)	$6,035
Municipal bonds	18,531	373	(13)	18,891
Corporate securities	3,495	5	(67)	3,433
U.S. Small Business Administration securities	4,011	23	(11)	4,023
Mortgage-backed securities	22,926	72	(163)	22,835
Total securities available-for-sale	$55,097	$473	$(353)	$55,217

Investment securities that were in an unrealized loss position at June 30, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$—	$—	$—	$—
Municipal bonds	2,432	(8)	303	(1)	2,735	(9)
Corporate securities	908	(88)	1,427	(73)	2,335	(161)
U.S. Small Business Administration securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	1,777	(3)	1,777	(3)
Total	$3,340	$(96)	$3,507	$(77)	$6,847	$(173)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$2,107	$(31)	$3,928	$(68)	$6,035	$(99)
Municipal bonds	956	(1)	293	(12)	1,249	(13)
Corporate securities	994	(6)	1,439	(61)	2,433	(67)
U.S. Small Business Administration securities	990	(11)	—	—	990	(11)
Mortgage-backed securities	15,642	(112)	2,119	(51)	17,761	(163)
Total	$20,689	$(161)	$7,779	$(192)	$28,468	$(353)

There were three investments with unrealized losses of less than one year, and five investments with unrealized losses of more than one year at June 30, 2016. There were 17 investments with unrealized losses of less than one year, and eight investments with unrealized losses of more than one year at December 31, 2015. The unrealized losses associated with these investments are believed to be caused by changes in market interest rates that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. No other-than-temporary impairment was recorded for the six months ended June 30, 2016 and 2015.

The contractual maturities of securities available-for-sale at June 30, 2016 and December 31, 2015 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency securities
Due after one year through five years	$4,000	$4,008	$—	$—
Due after five years through ten years	5,165	5,322	6,134	6,035
Subtotal	9,165	9,330	6,134	6,035
Municipal bonds
Due in one year or less	982	985	991	997
Due after one year through five years	7,481	7,615	3,904	3,954
Due after five years through ten years	11,303	11,618	7,807	7,981
Due after ten years	5,693	5,833	5,829	5,959
Subtotal	25,459	26,051	18,531	18,891
Corporate securities
Due after one year through five years	5,680	5,723	1,500	1,490
Due after five years through ten years	1,995	1,849	1,995	1,943
Subtotal	7,675	7,572	3,495	3,433
U.S. Small Business Administration securities
Due after five years through ten years	5,966	6,103	4,011	4,023
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	23,846	24,104	12,515	12,466
Federal Home Loan Mortgage Corporation (“FHLMC”)	16,319	16,501	4,524	4,501
Government National Mortgage Association (“GNMA”)	7,983	8,067	5,887	5,868
Subtotal	48,148	48,672	22,926	22,835
Total	$96,413	$97,728	$55,097	$55,217

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds and resulting gains, computed using specific identification, from sales of securities available-for-sale for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$—	$—	$—	$—	$—	$—

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$—	$—	$—	$4,178	$76	$—

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at June 30, 2016 and December 31, 2015 was as follows:

	June 30,	December 31,
REAL ESTATE LOANS	2016	2015
Commercial	$50,936	$50,034
Construction and development	76,601	80,806
Home equity	18,591	16,540
One-to-four-family (excludes loans held for sale)	115,450	102,921
Multi-family	34,176	22,223
Total real estate loans	295,754	272,524
CONSUMER LOANS
Indirect home improvement	102,246	103,064
Solar	33,364	29,226
Marine	28,128	23,851
Other consumer	1,998	2,181
Total consumer loans	165,736	158,322
COMMERCIAL BUSINESS LOANS
Commercial and industrial	64,413	59,619
Warehouse lending	34,659	20,817
Total commercial business loans	99,072	80,436
Total loans receivable, gross	560,562	511,282
Allowance for loan losses	(8,951)	(7,785)
Deferred costs, fees, and discounts, net	(1,507)	(962)
Total loans receivable, net	$550,104	$502,535

The Company’s lending business activity is concentrated in the greater Puget Sound area and one loan production office located in the Tri-Cities, Washington. Most of the Company’s lending is to customers located in the greater Puget Sound area, however, indirect home improvement loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, Idaho, and California. The Company also originates solar loans through

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractors and dealers in the state of California. Generally, loans are secured by real estate, liens on receivables and/or equipment, personal property, and/or deposit accounts. Rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

Commercial Business Loans

Commercial and Industrial Lending. Loans originated by the Company to local small and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Commercial and industrial loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

Warehouse Lending. Loans originated by the Company’s mortgage and construction warehouse lending program through which the Company funds third-party bankers originating residential mortgage and construction loans for sale into the

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

secondary market. These loans are secured by the notes and assigned deeds of trust associated with the residential mortgage and construction loans on properties primarily located in the Company’s market areas.

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and six months ended June 30, 2016 and 2015:

	At or For the Three Months Ended June 30, 2016
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$3,456	$2,084	$1,543	$1,244	$8,327
Provision for loan losses	(28)	50	210	368	600
Charge-offs	—	(291)	—	—	(291)
Recoveries	49	196	70	—	315
Net recoveries (charge-offs)	49	(95)	70	—	24
Ending balance	$3,477	$2,039	$1,823	$1,612	$8,951
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,477	2,039	1,823	1,612	8,951
Ending balance	$3,477	$2,039	$1,823	$1,612	$8,951
LOANS RECEIVABLE
Loans individually evaluated for impairment	$291	$—	$—	$—	$291
Loans collectively evaluated for impairment	295,463	165,736	99,072	—	560,271
Ending balance	$295,754	$165,736	$99,072	$—	$560,562

	At or For the Six Months Ended June 30, 2016
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,874	$1,681	$1,396	$1,834	7,785
Provision for loan losses	552	518	352	(222)	1,200
Charge-offs	—	(569)	—	—	(569)
Recoveries	51	409	75	—	535
Net recoveries (charge-offs)	51	(160)	75	—	(34)
Ending balance	$3,477	$2,039	$1,823	$1,612	$8,951
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,477	2,039	1,823	1,612	8,951
Ending balance	$3,477	$2,039	$1,823	$1,612	$8,951
LOANS RECEIVABLE
Loans individually evaluated for impairment	$291	$—	$—	$—	$291
Loans collectively evaluated for impairment	295,463	165,736	99,072	—	560,271
Ending balance	$295,754	$165,736	$99,072	$—	$560,562

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Three Months Ended June 30, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,125	$1,438	$2,134	$708	$6,405
Provision for loan losses	119	187	45	249	600
Charge-offs	(57)	(328)	(34)	—	(419)
Recoveries	191	147	3	—	341
Net recoveries (charge-offs)	134	(181)	(31)	—	(78)
Ending balance	$2,378	$1,444	$2,148	$957	$6,927
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	2,378	1,444	2,148	957	6,927
Ending balance	$2,378	$1,444	$2,148	$957	$6,927
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,468	$—	$—	$—	$1,468
Loans collectively evaluated for impairment	213,374	149,531	75,595	—	438,500
Ending balance	$214,842	$149,531	$75,595	$—	$439,968

	At or For the Six Months Ended June 30, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,872	$1,431	$1,184	$1,603	$6,090
Provision for loan losses	563	290	993	(646)	1,200
Charge-offs	(248)	(745)	(34)	—	(1,027)
Recoveries	191	468	5	—	664
Net charge-offs	(57)	(277)	(29)	—	(363)
Ending balance	$2,378	$1,444	$2,148	$957	$6,927
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	2,378	1,444	2,148	957	6,927
Ending balance	$2,378	$1,444	$2,148	$957	$6,927
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,468	$—	$—	$—	$1,468
Loans collectively evaluated for impairment	213,374	149,531	75,595	—	438,500
Ending balance	$214,842	$149,531	$75,595	$—	$439,968

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information pertaining to the aging analysis of past due loans at June 30, 2016 and December 31, 2015:

	June 30, 2016
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual	Total Past Due	Current	Total Loans Receivable
Commercial	$—	$—	$—	$—	$—	$50,936	$50,936
Construction and development	—	—	—	—	—	76,601	76,601
Home equity	19	33	—	219	271	18,320	18,591
One-to-four-family	—	—	—	39	39	115,411	115,450
Multi-family	—	—	—	—	—	34,176	34,176
Total real estate loans	19	33	—	258	310	295,444	295,754
CONSUMER LOANS
Indirect home improvement	270	147	—	300	717	101,529	102,246
Solar	7	10	—	—	17	33,347	33,364
Marine	17	—	—	—	17	28,111	28,128
Other consumer	26	1	—	2	29	1,969	1,998
Total consumer loans	320	158	—	302	780	164,956	165,736
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	60	60	64,353	64,413
Warehouse lending	—	—	—	—	—	34,659	34,659
Total commercial business loans	—	—	—	60	60	99,012	99,072
Total loans	$339	$191	$—	$620	$1,150	$559,412	$560,562

	December 31, 2015
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual	Total Past Due	Current	Total Loans Receivable
Commercial	$—	$—	$—	$—	$—	$50,034	$50,034
Construction and development	—	—	—	—	—	80,806	80,806
Home equity	157	20	—	47	224	16,316	16,540
One-to-four-family	48	—	—	525	573	102,348	102,921
Multi-family	—	—	—	—	—	22,223	22,223
Total real estate loans	205	20	—	572	797	271,727	272,524
CONSUMER LOANS
Indirect home improvement	266	154	—	408	828	102,236	103,064
Solar	69	—	—	37	106	29,120	29,226
Marine	28	—	—	—	28	23,823	23,851
Other consumer	—	—	—	—	—	2,181	2,181
Total consumer loans	363	154	—	445	962	157,360	158,322
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	—	59,619	59,619
Warehouse lending	—	—	—	—	—	20,817	20,817
Total commercial business loans	—	—	—	—	—	80,436	80,436
Total loans	$568	$174	$—	$1,017	$1,759	$509,523	$511,282

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided at June 30, 2016 and December 31, 2015:

	June 30, 2016
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
Home equity	$194	$—	$194	$—	$194
One-to-four-family	109	(12)	97	—	97
Total	$303	$(12)	$291	$—	$291

	December 31, 2015
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
One-to-four-family	$801	$(67)	$734	$—	$734

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016		June 30, 2015
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$—	$—	$767	$22
Home equity	195	1	153	1
One-to-four-family	99	1	796	11
	294	2	1,716	34
WITH AN ALLOWANCE RECORDED
Commercial and industrial	—	—	12	—
Total	$294	$2	$1,728	$34

	Six Months Ended
	June 30, 2016		June 30, 2015
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$—	—	992	38
Home equity	196	2	131	4
One-to-four-family	101	3	798	26
	297	5	1,921	68
WITH AN ALLOWANCE RECORDED
Commercial and industrial	—	—	25	—
Total	$297	$5	$1,946	$68

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the FDIC’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk rated “4” or “5” internally. Loans that are past due more than 90 days are classified “Substandard” and risk rated “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize risk rated loan balances by category at June 30, 2016 and December 31, 2015:

	June 30, 2016
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$49,253	$1,683	$—	$—	$—	$—	$50,936
Construction and development	76,601	—	—	—	—	—	76,601
Home equity	18,372	—	—	219	—	—	18,591
One-to-four-family	115,411	—	—	39	—	—	115,450
Multi-family	34,176	—	—	—	—	—	34,176
Total real estate loans	293,813	1,683	—	258	—	—	295,754
CONSUMER LOANS
Indirect home improvement	101,944	—	—	302	—	—	102,246
Solar	33,364	—	—	—	—	—	33,364
Marine	28,128	—	—	—	—	—	28,128
Other consumer	1,998	—	—	—	—	—	1,998
Total consumer loans	165,434	—	—	302	—	—	165,736
COMMERCIAL BUSINESS LOANS
Commercial and industrial	60,725	716	401	2,571	—	—	64,413
Warehouse lending	34,659	—	—	—	—	—	34,659
Total commercial business loans	95,384	716	401	2,571	—	—	99,072
Total loans	$554,631	$2,399	$401	$3,131	$—	$—	$560,562

	December 31, 2015
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$50,034	$—	$—	$—	$—	$—	$50,034
Construction and development	79,100	1,706	—	—	—	—	80,806
Home equity	16,493	—	—	47	—	—	16,540
One-to-four-family	102,396	—	—	525	—	—	102,921
Multi-family	22,223	—	—	—	—	—	22,223
Total real estate loans	270,246	1,706	—	572	—	—	272,524
CONSUMER LOANS
Indirect home improvement	102,656	—	—	408	—	—	103,064
Solar	29,189	—	—	37	—	—	29,226
Marine	23,851	—	—	—	—	—	23,851
Other consumer	2,181	—	—	—	—	—	2,181
Total consumer loans	157,877	—	—	445	—	—	158,322
COMMERCIAL BUSINESS LOANS
Commercial and industrial	54,977	2,352	335	1,955	—	—	59,619
Warehouse lending	20,817	—	—	—	—	—	20,817
Total commercial business loans	75,794	2,352	335	1,955	—	—	80,436
Total loans	$503,917	$4,058	$335	$2,972	$—	$—	$511,282

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had one TDR loan with a balance of $58,000 at June 30, 2016, which was still on accrual and included in impaired loans at June 30, 2016, and two TDR loans totaling $734,000 at December 31, 2015, of which one TDR loan with a balance of $525,000 was on non-accrual, and the remaining TDR loan of $209,000 was still on accrual. The Company had no commitments to lend additional funds on these restructured loans at June 30, 2016.

The following table summarizes TDR loan balances at the dates indicated:

	June 30,	December 31,
	2016	2015
TDR loans on accrual	$58	$209
TDR loans on non-accrual	—	525
Total TDR loan balances	$58	$734

For the three and six months ended June 30, 2016 and 2015 there were no TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting period.

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of mortgage, commercial, and consumer loans serviced for others were $785.0 million and $636.1 million at June 30, 2016 and December 31, 2015, respectively and are carried at the lower of cost or market. At June 30, 2016 and December 31, 2015, mortgage, commercial, and consumer servicing rights’ (“servicing rights”) assets are recorded on the Consolidated Balance Sheets at a book value of $6.8 million and $5.8 million, respectively. The fair market value of the servicing rights’ assets was $6.8 million at both June 30, 2016 and December 31, 2015.

The following tables summarize servicing rights activity for the three and six months ended June 30, 2016 and 2015:

	At or For the Three Months Ended June 30,
	2016	2015
Beginning balance	$6,104	$3,670
Additions	1,219	1,117
Servicing rights amortized	(357)	(217)
Impairment on servicing rights	(215)	(1)
Ending balance	$6,751	$4,569

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Six Months Ended June 30,
	2016	2015
Beginning balance	$5,811	$3,061
Additions	1,832	1,902
Servicing rights amortized	(678)	(394)
Impairment on servicing rights	(214)	—
Ending balance	$6,751	$4,569

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

	At June 30,
Key assumptions:	2016	2015
Weighted average discount rate	9.5%	8.5%
Conditional prepayment rate (“CPR”)	17.1%	10.4%
Weighted average life in years	5.0	7.2

Key economic assumptions and the sensitivity of the current fair value for single family mortgage servicing rights (“MSR”) to immediate adverse changes in those assumptions at June 30, 2016 and December 31, 2015 were as follows:

		June 30, 2016	December 31, 2015
Aggregate portfolio principal balance		$780,582	$631,812
Weighted average rate of note		4.0%	4.0%

At June 30, 2016	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	17.1%	27.5%	36.8%
Fair value MSR	$6,747	$5,057	$4,137
Percentage of MSR	0.9%	0.6%	0.5%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$6,747	$6,639	$6,535
Percentage of MSR	0.9%	0.9%	0.8%

At December 31, 2015	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	12.2%	17.8%	25.3%
Fair value MSR	$6,813	$5,660	$4,557
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	8.5%	9.0%	9.5%
Fair value MSR	$6,813	$6,678	$6,548
Percentage of MSR	1.1%	1.1%	1.0%

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above tables show the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA/FHLMC/GNMA serviced home loan. The above tables reference a 50 basis point and 100 basis point decrease in note rates.

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSR is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance; however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The Company recorded $461,000 and $281,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended June 30, 2016 and 2015, respectively, and $879,000 and $514,000 for the six months ended June 30, 2016 and 2015, respectively. The income, net of amortization, is reported in noninterest income.
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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	June 30, 2016
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$75,579	$2,058	$—
Mandatory and best effort forward commitments with investors	24,753	—	3
Forward TBA mortgage-backed securities	105,000	—	1,003
TBA mortgage-backed securities forward sales paired off with investors	35,500	—	150

	December 31, 2015
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$34,154	$698	$—
Mandatory and best effort forward commitments with investors	24,135	74	—
Forward TBA mortgage-backed securities	49,000	3	—
TBA mortgage-backed securities forward sales paired off with investors	28,500	30	—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans was $545,000 and $417,000 for the three months ended June 30, 2016 and 2015, respectively, and $983,000 and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 7 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO for the three and six months ended June 30, 2016 and 2015:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$320	$—	$—	$—
Additions	—	—	525	—
Capitalized costs	1	—	7	—
Disposition of assets	(321)	—	(532)	—
Ending balance	$—	$—	$—	$—

There were no OREO properties at June 30, 2016 and 2015. For the three and six months ended June 30, 2016, the Company recorded a $150,000 net gain on the disposal of OREO, and for the three and six months ended June 30, 2015, no net gain or (loss) on disposal of OREO. There were no holding costs associated with OREO for the three and six months ended June 30, 2016 and 2015.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016(3)	2015
Noninterest-bearing checking	$145,304	$66,676
Interest-bearing checking	54,709	34,098
Savings	50,049	30,126
Money market	232,754	159,605
Certificates of deposit less than $100,000(1)	72,014	65,175
Certificates of deposit of $100,000 through $250,000	76,971	91,317
Certificates of deposit of $250,000 and over(2)	26,811	32,610
Escrow accounts related to mortgages serviced	7,504	5,571
Total	$666,116	$485,178
(1) Includes $24.8 million of brokered deposits at June 30, 2016 and $27.9 million at December 31, 2015.
(2) Time deposits that meet or exceed the FDIC insurance limit.
(3) Includes $171.3 million of deposits acquired in the Branch Purchase.

Scheduled maturities of time deposits at June 30, 2016 for future periods ending is as follows:

At June 30, 2016
2016	$31,128
2017	73,598
2018	49,732
2019	8,155
2020	7,697
Thereafter	5,486
Total	$175,796

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank pledged 12 securities held at the FHLB of Des Moines with a fair value of $13.4 million to secure Washington State public deposits of $8.5 million with a $625,000 collateral requirement by the Washington Public Deposit Protection Commission at June 30, 2016.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at June 30, 2016 and December 31, 2015 were $12.8 million and $3.0 million, respectively, and were in compliance with Federal Reserve regulations.

Interest expense by deposit category for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest-bearing checking	$7	$7	$12	$13
Savings and money market	254	259	500	498
Certificates of deposit	524	546	1,091	1,048
Total	$785	$812	$1,603	$1,559

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments - The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following table provides a summary of the Company’s commitments at June 30, 2016 and December 31, 2015:

COMMITMENTS TO EXTEND CREDIT	June 30,	December 31,
REAL ESTATE LOANS	2016	2015
Commercial	$—	$1,988
Construction and development	45,963	44,109
One-to-four-family (includes held for sale)	136,624	76,013
Home equity	22,382	18,089
Multi-family	432	429
Total real estate loans	205,401	140,628
CONSUMER LOANS	8,444	5,754
COMMERCIAL BUSINESS LOANS
Commercial and industrial	30,711	39,537
Warehouse lending	40,591	27,601
Total commercial business loans	71,302	67,138
Total commitments to extend credit	$285,147	$213,520

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the amount of the total commitments do not necessarily represent future cash requirements. The Company evaluates each customer’s

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $156,000 at June 30, 2016 and $147,000 at December 31, 2015. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

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

The Company has entered into change of control agreements with its Chief Financial Officer, Chief Operating Officer, Chief Lending Officer, and two Executive Vice Presidents of Home Lending. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.

Because of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at June 30, 2016.

Contingent liabilities for loans held for sale - In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, servicing errors, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $700,000 and $561,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2016 and December 31, 2015, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Securities Available-for-Sale
At June 30, 2016	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$9,330	$—	$9,330
Municipal bonds	—	26,051	—	26,051
Corporate securities	—	7,572	—	7,572
U.S. Small Business Administration securities	—	6,103	—	6,103
Mortgage-backed securities	—	48,672	—	48,672
Total	$—	$97,728	$—	$97,728

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Securities Available-for-Sale
At December 31, 2015	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$6,035	$—	$6,035
Municipal bonds	—	18,891	—	18,891
Corporate securities	—	3,433	—	3,433
U.S. Small Business Administration securities	—	4,023	—	4,023
Mortgage-backed securities	—	22,835	—	22,835
Total	$—	$55,217	$—	$55,217

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
June 30, 2016	$—	$63,696	$—	$63,696
December 31, 2015	$—	$44,925	$—	$44,925

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
June 30, 2016	$—	$—	$2,058	$2,058
December 31, 2015	$—	$—	$698	$698

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2016	$—	$(1,003)	$(3)	$(1,006)
December 31, 2015	$—	$3	$74	$77

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2016	$—	$(150)	$—	$(150)
December 31, 2015	$—	$30	$—	$30

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
June 30, 2016	$—	$—	$291	$291
December 31, 2015	$—	$—	$734	$734

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements - Shown below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at June 30, 2016 table:

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

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30,	Beginning Balance	Purchases and Issuances	Sales and Settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2016
Interest rate lock commitments with customers	$1,429	$4,513	$(3,884)	$2,058	$629
Individual forward sale commitments with investors	(28)	(2)	27	(3)	25
2015
Interest rate lock commitments with customers	$1,026	$2,816	$(2,908)	$934	$(92)
Individual forward sale commitments with investors	(55)	147	18	110	165

Six Months Ended June 30,	Beginning Balance	Purchases and Issuances	Sales and Settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2016
Interest rate lock commitments with customers	$698	$8,276	$(6,916)	$2,058	$1,360
Individual forward sale commitments with investors	74	(206)	129	(3)	(77)
2015
Interest rate lock commitments with customers	$396	$5,963	$(5,425)	$934	$538
Individual forward sale commitments with investors	12	87	11	110	98

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subordinated Note - The fair value of the Subordinated Note is based upon the average yield of debt issuances in the second quarter of 2016 for similarly sized issuances (Level 2).

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015:

	June 30,		December 31,
	2016		2015
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1 inputs:
Cash and cash equivalents	$14,892	$14,892	$24,445	$24,445
Certificates of deposit at other financial institutions	14,010	14,010	12,421	12,421
Level 2 inputs:
Securities available-for-sale, at fair value	97,728	97,728	55,217	55,217
Loans held for sale, at fair value	63,696	63,696	44,925	44,925
FHLB stock, at cost	1,600	1,600	4,551	4,551
Accrued interest receivable	2,420	2,420	2,107	2,107
Individual forward sale commitments with investors	—	—	3	3
Paired off commitments with investors	—	—	30	30
Level 3 inputs:
Loans receivable, net	550,104	638,928	502,535	566,209
Servicing rights, held at lower of cost or fair value	6,751	6,751	5,811	6,848
Fair value interest rate locks with customers	2,058	2,058	698	698
Individual forward sale commitments with investors	—	—	74	74
Financial Liabilities
Level 2 inputs:
Deposits	666,116	672,667	485,178	494,871
Borrowings	19,670	19,754	98,769	98,739
Subordinated note	10,000	9,550	10,000	9,550
Accrued interest payable	183	183	22	22
Individual forward sale commitments with investors	1,003	1,003	—	—
Paired off commitments with investors	150	150	—	—
Level 3 inputs:
Individual forward sale commitments with investors	3	3	—	—

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at June 30, 2016 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP was $166,000 and $137,000 for the three months ended June 30, 2016 and 2015, respectively, and $326,000 and $259,000 for the six months ended June 30, 2016 and 2015, respectively.

Shares held by the ESOP at June 30, 2016 were as follows (shown as actual):

Balances
Allocated shares	102,359
Committed to be released shares	12,960
Unallocated shares	142,566
Total ESOP shares	257,885

Fair value of unallocated shares (in thousands)	$3,577

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
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
Numerator:	2016	2015	2016	2015
Net income (in thousands)	$2,835	$2,794	$4,496	$4,864
Denominator:
Basic weighted average common shares outstanding	2,887,525	2,962,302	2,920,923	2,952,223
Dilutive shares	78,506	41,677	81,789	33,104
Diluted weighted average common shares outstanding	2,966,031	3,003,979	3,002,712	2,985,327
Basic earnings per share	$0.98	$0.94	$1.54	$1.65
Diluted earnings per share	$0.96	$0.93	$1.50	$1.63
NOTE 13 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total share-based compensation expense for the Plan was $199,000 and $393,000 for the three and six months ended June 30, 2016, respectively, and $191,000 and $373,000 for the three and six months ended June 30, 2015, respectively.

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
The following table presents a summary of the Company’s stock option plan awards during the six months ended June 30, 2016 (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2016	306,900	$16.89	8.36	$2,794,570
Granted	—	—	—	—
Less exercised	6,300	16.89	—	49,140
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2016	300,600	$16.89	7.86	$2,543,076

Expected to vest, assuming a 0.31% annual forfeiture rate	299,507	$16.89	7.86	$2,533,827

Exercisable at June 30, 2016	110,400	$16.89	7.86	$933,984

At June 30, 2016, there was $654,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock awards will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.
The following table presents a summary of the Company’s nonvested awards during the six months ended June 30, 2016 (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	94,684	$16.89	$1,599,212
Granted	4,500	26.00	117,000
Less vested	30,421	16.89	513,811
Forfeited or expired	—	—	—
Nonvested at June 30, 2016	68,763	$17.49	$1,202,401
At June 30, 2016, there was $1.1 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

NOTE 14 - REGULATORY CAPITAL

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. At June 30, 2016 and December 31, 2015, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables compare the Bank’s actual capital amounts and ratios at June 30, 2016 and December 31, 2015 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
Bank Only	Actual
At June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
(to risk-weighted assets)	$87,222	14.02%	$49,759	8.00%	$62,198	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$79,431	12.77%	$37,319	6.00%	$49,759	8.00%
Tier 1 leverage capital
(to average assets)	$79,431	10.14%	$31,326	4.00%	$39,158	5.00%
CET 1 capital
(to risk-weighted assets)	$79,431	12.77%	$27,989	4.50%	$40,429	6.50%

At December 31, 2015
Total risk-based capital
(to risk-weighted assets)	$85,570	15.51%	$44,132	8.00%	$55,164	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$78,662	14.26%	$33,099	6.00%	$44,132	8.00%
Tier 1 leverage capital
(to average assets)	$78,662	12.14%	$25,924	4.00%	$32,406	5.00%
CET 1 capital
(to risk-weighted assets)	$78,662	14.26%	$24,824	4.50%	$35,857	6.50%

In addition to the minimum CET 1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET 1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

FS Bancorp, Inc. is a bank holding company subject to the capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2016, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at June 30, 2016 were 9.1% for Tier 1 leverage-based capital, 11.5% for Tier 1 risk-based capital, 12.8% for total risk-based capital, and 11.5% for CET 1 capital ratio.

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
Overview
FS Bancorp, Inc. and its subsidiary bank, 1st Security Bank have been serving the Puget Sound area since 1936. Originally chartered as a credit union, previously known as Washington’s Credit Union, the credit union served various select employment groups. On April 1, 2004, the credit union converted to a Washington state-chartered mutual savings bank. On July 9, 2012, the Bank converted from mutual to stock ownership and became the wholly owned subsidiary of FS Bancorp, Inc.

The Company is relationship-driven delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and opened one loan production office located in the Tri-Cities, Washington during the fourth quarter of 2014. On January 22, 2016, the Company completed the previously announced Branch Purchase from Bank of America, N.A. and acquired $186.4 million in deposits and $419,000 in loans based on January 22, 2016 financial information. The four branches are located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. The Branch Purchase expanded our Puget Sound-focused retail footprint onto the Olympic Peninsula and provided an opportunity to extend our unique brand of community banking into those communities.

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

The Company focuses on diversifying revenues, expanding lending channels, and growing the banking franchise. Management remains focused on building diversified revenue streams based upon credit, interest rate, and concentration risks. Our business plan remains as follows:

▪	Growing and diversifying our loan portfolio;

▪	Maintaining strong asset quality;

▪	Emphasizing lower cost core deposits to reduce the costs of funding our loan growth;

▪
Capturing our customers’ full relationship by offering a wide range of products and services by leveraging our well-established involvement in our communities and by selectively emphasizing products and services designed to meet our customers’ banking needs.

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans, and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. At

June 30, 2016, consumer loans represented 29.5% of the Company’s total gross loan portfolio, down slightly from 31.0% at December 31, 2015, as real estate loan originations have increased at a faster pace than consumer loan originations during the six months ended June 30, 2016.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $17.8 million, or 1,260 loans during the quarter ended June 30, 2016, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, Idaho, and California with four contractors/dealers responsible for 53.7% of the funded loans dollar volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since the program’s inception has originated $86.1 million. During the six months ended June 30, 2016, the Company originated $11.7 million of consumer loans in California, and at June 30, 2016, the Company had $33.1 million of consumer indirect solar loans outstanding that were originated in California. Management has established a concentration limit of no more than 100% of the Bank’s total risk-based capital for loans originated in California. At June 30, 2016, the limit was $87.2 million.

The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market areas served by the Company. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $354.4 million of one-to-four-family mortgages during the first half of 2016, of which $280.1 million were sold to investors. Of the loans sold to investors, $184.3 million were sold to Fannie Mae, Freddie Mac, and/or Ginnie Mae with servicing rights retained for the purpose of developing these customer relationships. At June 30, 2016, one-to-four-family residential mortgage loans, excluding loans held for sale of $63.7 million, totaled $115.5 million, or 20.6%, of the total gross loan portfolio.
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
The Company’s earnings are dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. Another significant influence on the Company's earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

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

Allowance for Loan Loss. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the allowance for loan losses. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio.

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

Servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as a recovery and an increase to income. Capitalized servicing rights are stated separately on the Consolidated Balance Sheets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Deferred tax liabilities occur when taxable income is less than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax liabilities are temporary differences payable in future periods. The Company had a net deferred tax liability of $1.7 million, and $1.3 million, at June 30, 2016 and December 31, 2015, respectively.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Assets. Total assets increased $106.4 million, or 15.7%, to $783.9 million at June 30, 2016, from $677.6 million at December 31, 2015, primarily as a result of a $47.6 million, or 9.5% increase in loans receivable, net, a $42.5 million, or 77.0% increase in securities available-for-sale, an $18.8 million, or 41.8% increase in loans held for sale, partially offset by a $9.6 million, or 39.1% decrease in cash and cash equivalents, and a $3.0 million, or 64.8% decrease in FHLB stock, at cost. The increase in assets during the six months ended June 30, 2016 was primarily funded by cash received from deposits acquired in the Branch Purchase.

Loans receivable, net increased $47.6 million, or 9.5%, to $550.1 million at June 30, 2016, from $502.5 million at December 31, 2015. The increase in loans receivable, net was primarily a result of increases in total real estate loans of $23.2 million including increases in one-to-four-family, multi-family, home equity, and commercial real estate loans, as well as increases of $13.8 million in warehouse lending, $7.4 million in consumer loans, and $4.8 million in commercial and industrial loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $18.8 million, or 41.8%, to $63.7 million at June 30, 2016, from $44.9 million at December 31, 2015 due to increased loan originations and the timing difference between loan fundings and loan sale settlements. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes. During the quarter ended June 30, 2016, the Company sold $193.4 million of one-to-four-family mortgage loans to investors, compared to sales of $185.5 million for the same quarter one year ago.

One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased $16.4 million, or 8.4% to $211.9 million during the three months ended June 30, 2016, compared to $195.5 million for the three months ended June 30, 2015. The increase in originations was a result of increased purchase activity associated with the seasonal home purchases in the Pacific Northwest and the continued low interest rate environment during the first half of 2016.

The allowance for loan losses at June 30, 2016 was $9.0 million, or 1.6% of gross loans receivable, excluding loans held for sale, compared to $7.8 million, or 1.5% of gross loans receivable, excluding loans held for sale, at December 31, 2015. Substandard loans increased $159,000, or 5.3%, to $3.1 million at June 30, 2016, compared to $3.0 million at December 31, 2015, primarily due a commercial line of credit that was downgraded as a result of the financial performance of the borrowers. Non-performing loans, consisting of non-accruing loans, decreased $397,000, or 39.0%, to $620,000 at June 30, 2016, from $1.0 million at December 31, 2015. At June 30, 2016, non-performing loans consisted of $300,000 of indirect home improvement loans, $219,000 of home equity loans, $60,000 of commercial and industrial loans, $39,000 of one-to-four-family loans, and $2,000 of other consumer loans. Non-performing loans to total gross loans decreased to 0.1% at June 30, 2016, compared to 0.2% at December 31, 2015. The Company had no OREO at June 30, 2016 or at December 31, 2015. The Company had one TDR loan with a balance of $58,000 at June 30, 2016, which was performing in accordance with its modified terms, compared to two TDR loans totaling $734,000 at December 31, 2015, of which one TDR loan with a balance of $525,000 was on non-accrual, and the remaining TDR loan of $209,000 was performing in accordance with its modified terms at December 31, 2015.

Liabilities. Total liabilities increased $105.6 million, or 17.5%, to $707.9 million at June 30, 2016, from $602.2 million at December 31, 2015 due primarily to the Branch Purchase. Deposits increased $180.9 million, or 37.3%, to $666.1 million at June 30, 2016, from $485.2 million at December 31, 2015. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $101.2 million, or 95.1%, to $207.5 million at June 30, 2016, from $106.3 million at December 31, 2015. Purchased transaction accounts include $8.1 million in public funds. Money market and savings accounts increased $93.1 million, or 49.1%, to $282.8 million at June 30, 2016, from $189.7 million at December 31, 2015. Time deposits decreased $13.3 million, or 7.0%, to $175.8 million at June 30, 2016, from $189.1 million at December 31, 2015. Non-retail certificates of deposit which includes brokered certificates of deposit, online certificates of deposit, and public funds decreased $7.7 million to $38.6 million at June 30, 2016, compared to $46.3 million at December 31, 2015. Management remains focused on growth in lower cost relationship-based deposits.

At June 30, 2016, total debt was $29.5 million consisting of borrowings of $19.7 million and a subordinated note, net of $9.8 million. Borrowings decreased $79.1 million, or 80.1%, to $19.7 million at June 30, 2016, from $98.8 million at December 31, 2015, primarily due to the cash received in the Branch Purchase being utilized to repay FHLB advances.

Stockholders’ Equity. Total stockholders’ equity increased to $76.1 million at June 30, 2016, from $75.3 million at December 31, 2015. The increase in stockholders’ equity during the six months ended June 30, 2016, was primarily related to net income of $4.5 million, and an increase of $770,000 in other comprehensive income (representing unrealized gains in our investment portfolio), primarily offset by common stock repurchases of $4.7 million. The Company repurchased 192,000 shares of its common stock during the first half of 2016 at an average price per share of $24.78. At June 30, 2016, 133,000 shares remained available for repurchase as authorized pursuant to our July 2015 stock repurchase plan. Book value per common share was $26.73 at June 30, 2016, compared to $25.18 at December 31, 2015.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

General. Net income for the three months ended June 30, 2016 was unchanged from $2.8 million for the three months ended June 30, 2015. During the quarter ended June 30, 2016, increases in net interest income of $1.2 million, or 17.4%, and $1.3 million, or 24.2% in noninterest income primarily offset a $2.3 million, or 32.3% increase in noninterest expense as compared to the same quarter last year.

Net income for the six months ended June 30, 2016, decreased $368,000, or 7.6%, to $4.5 million, from $4.9 million for the six months ended June 30, 2015. The decrease in net income was primarily a result of a $4.7 million, or 33.5% increase in noninterest expense, partially offset by a $2.8 million, or 20.9% increase in net interest income, and a $1.5 million, or 16.3% increase in noninterest income.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three and six months ended June 30, 2016 and 2015:

Average Balances	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Assets	2016	2015	2016	2015
Loans receivable (1)	$596,425	$473,224	$578,281	$455,820
Securities available-for-sale, at fair value	90,932	46,668	78,481	45,839
Interest-bearing deposits and certificates of deposit at other financial institutions	61,949	17,371	93,694	16,970
Total interest-earning assets	749,306	537,263	750,456	518,629
Noninterest-earning assets	37,519	25,140	32,976	25,666
Total assets	$786,825	$562,403	$783,432	$544,295

Liabilities and stockholders’ equity
Interest-bearing accounts	$520,423	$388,377	$510,325	$379,100
Borrowings	14,840	33,886	32,917	29,548
Subordinated note	9,811	—	9,809	—
Total interest-bearing liabilities	545,074	422,263	553,051	408,648
Noninterest-bearing accounts	155,124	63,972	145,137	61,580
Other noninterest-bearing liabilities	11,982	7,623	10,804	6,702
Stockholders’ equity	74,645	68,545	74,440	67,365
Total liabilities and stockholders’ equity	$786,825	$562,403	$783,432	$544,295
(1) Includes loans held for sale

Net Interest Income. Net interest income increased $1.2 million, or 17.4%, to $8.1 million for the three months ended June 30, 2016, from $6.9 million for the three months ended June 30, 2015. The increase in net interest income was attributable to a $958,000, or 12.8% increase in loans receivable interest income, primarily due to an increase in the average loans receivable balance, a $355,000, or 126.3% increase in interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions, partially offset by a $112,000, or 12.7% increase in total interest expense, primarily due to the addition of the subordinated note interest expense of $169,000.

Net interest income increased $2.8 million, or 20.9%, to $15.9 million for the six months ended June 30, 2016, from $13.2 million for the six months ended June 30, 2015. The increase in net interest income was attributable to a $2.5 million, or 17.2% increase in loans receivable interest income, primarily due to an increase in the average loans receivable balance, a $668,000, or 122.6% increase in interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions, partially offset by a $373,000, or 22.0% increase in interest expense, primarily due to the addition of the subordinated note interest expense of $341,000, and a $44,000, or 2.9% increase in interest expense on deposits primarily due to the Branch Purchase.

The net interest margin (“NIM”) decreased 80 basis points to 4.34% for the three months ended June 30, 2016, from 5.14% for the three months ended June 30, 2015, and decreased 86 basis points to 4.26% for the six months ended June 30, 2016, from 5.12% for the same period of the prior year. The decreased NIM reflects increased balances in overnight cash balances invested at the overnight Fed Funds rate, and growth in lower yielding loan and investment assets. Our strategy to increase the loan portfolio through diversified lending channels has pressured the NIM as the increase in lower yielding real estate and commercial business loans has offset the increase in higher yielding consumer loan products. As a percentage, consumer loans to total gross loans were 29.5% at June 30, 2016, compared to 34.0% at June 30, 2015. The average cost of funds decreased 16 basis points to 0.57% for the three months ended June 30, 2016, from 0.73% for the three months ended June 30, 2015, and a 13 basis points decrease in the cost of funds to 0.60% for the six months ended June 30, 2016, from 0.73% for the same period in the prior year.  The decrease primarily reflects the growth in transactional non maturity deposits acquired through the Branch Purchase and the decline in the percentage of higher cost certificates of deposit to total deposits over the last year. Management remains focused on matching deposit duration with the duration of earning assets where appropriate.

Interest Income. Interest income for the three months ended June 30, 2016, increased $1.3 million, or 16.9%, to $9.1 million, from $7.8 million for the three months ended June 30, 2015. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $596.4 million for the three months ended June 30, 2016, compared to $473.2 million for the three months ended June 30, 2015. The average yield on interest-earning assets decreased 92 basis points to 4.88% for the three months ended June 30, 2016, compared to 5.80% for the three months ended June 30, 2015.

Interest income for the six months ended June 30, 2016, increased $3.1 million, or 21.1%, to $18.0 million, from $14.9 million for the six months ended June 30, 2015. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $578.3 million for the six months ended June 30, 2016, compared to $455.8 million for the six months ended June 30, 2015. The average yield on interest-earning assets decreased 96 basis points to 4.82% for the six months ended June 30, 2016, compared to 5.78% for the six months ended June 30, 2015.

Interest Expense. Interest expense increased $112,000, or 12.7%, to $996,000 for the three months ended June 30, 2016, from $884,000 for the same period of the prior year. The increase during the period was primarily attributable to the $122.8 million, or 29.1% increase in the average balance of interest-bearing liabilities to $545.1 million for the quarter ended June 30, 2016, from $422.3 million for the quarter ended June 30, 2015. The average cost of funds decreased 16 basis point to 0.57% for the three months ended June 30, 2016, compared to 0.73% for the three months ended June 30, 2015. The average cost of deposits decreased 25 basis points to 0.46% for the three months ended June 30, 2016, compared to 0.71% for the three months ended June 30, 2015, reflecting the significant amount of relatively low cost relationship-based transactional deposits acquired in the Branch Purchase and the decline in the percentage of higher cost certificates of deposit to total deposits over the last year.

Interest expense increased $373,000, or 22.0%, to $2.1 million for the six months ended June 30, 2016, from $1.7 million for the same period of the prior year. The average cost of funds decreased 13 basis points to 0.60% for the six months ended June 30, 2016, compared to 0.73% for the six months ended June 30, 2015. The average cost of deposits decreased 22 basis points to 0.49% for the six months ended June 30, 2016, compared to 0.71% for the six months ended June 30, 2015.

Provision for Loan Losses.  The provision for loan losses was unchanged at $600,000 for both the three months ended June 30, 2016 and 2015. During the three months ended June 30, 2016, net recoveries totaled $24,000, compared to net charge-offs of $78,000 during the same period last year.

The provision for loan losses was also unchanged at $1.2 million for both the six months ended June 30, 2016 and 2015. Substandard loans decreased $719,000, or 18.7%, to $3.1 million at June 30, 2016, compared to $3.9 million at June 30, 2015. The decrease from one year ago was primarily associated with one commercial real estate loan and one one-to-four-family loan whose risk grading improved as a result of the financial performance by the borrowers. During the six months ended June 30, 2016, net charge-offs totaled $34,000, compared to $363,000 during the same period last year.

Noninterest Income. Noninterest income increased $1.3 million, or 24.2%, to $6.6 million for the three months ended June 30, 2016, from $5.3 million for the three months ended June 30, 2015. The increase during the period was primarily due to an increase of $831,000 increase in gain on sale of loans, and a $393,000 increase in service charges and fee income primarily associated with the Branch Purchase and growth in the number of home loans serviced by the Bank. One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 8.4% to $211.9 million during the quarter ended June 30, 2016, compared to $195.5 million for the same quarter one year ago. The increase in originations was attributed to continued low rates. Purchase production increased by $7.0 million, or 4.5% with $160.9 million in purchased loans that closed during the three months ended June 30, 2016, up from $153.9 million for the three months ended June 30, 2015. Refinances increased by $9.6 million, or 23.2%, to $51.0 million for the three months ended June 30, 2016, from $41.4 million for the same period last year. The percentage of one-to-four-family mortgage loan originations for home purchases was 75.9% of second quarter originations versus 24.1% of second quarter originations for refinance activity. This compares to 78.8% of originations to purchase a home versus 21.2% to refinance a home in the second quarter of 2015.

Noninterest income increased $1.5 million, or 16.3%, to $10.9 million for the six months ended June 30, 2016, from $9.3 million for the six months ended June 30, 2015. The increase during the period was primarily due to an increase of $868,000 in gain on sale of loans, and a $666,000 increase in service charges and fee income primarily associated with the Branch Purchase and growth in the number of home loans serviced by the Bank.

Noninterest Expense. Noninterest expense increased $2.3 million, or 32.3% to $9.6 million for the three months ended June 30, 2016, from $7.3 million for the three months ended June 30, 2015. The increase in noninterest expense was primarily a result of a $1.1 million, or 27.1% increase in salaries and benefits partially attributable to the Branch Purchase, and also includes $606,000 of commissions and incentives for the loan production staff, as well as stock-based compensation associated with the equity incentive plan. Most other expense categories also increased due to the Branch Purchase including a $268,000, or 23.8% increase in operations costs, a $164,000, or 41.7% increase in data processing, a $154,000, or 33.8% increase in occupancy, and a $140,000, or 100.0% increase in amortization of the core deposit intangible. Increases not associated with the Branch Purchase include a $221,000, or 53.0% increase in loan costs, and a $214,000 increase in impairment of servicing rights, partially offset by a $150,000 gain on sale of OREO.

Noninterest expense increased $4.7 million, or 33.5% to $18.5 million for the six months ended June 30, 2016, from $13.9 million for the six months ended June 30, 2015, primarily as a result of the Branch Purchase including a $2.1 million, or 25.2% increase in salaries and benefits, a $680,000, or 32.5% increase in operations, a $288,000, or 38.3% increase in data processing, a $287,000, or 32.2% increase in occupancy, and a $199,000, or 25.2% increase in professional fees. We also incurred $389,000 in acquisition costs, and $241,000 in amortization of the core deposit intangible attributable to the Branch Purchase during the six months ended June 30, 2016, as compared to none of these types of expenses in the same period last year. Other increases not associated with the Branch Purchase include a $324,000, or 43.2% increase in loan costs and a $214,000 increase in impairment of servicing rights, partially offset by a $150,000 gain on sale of OREO.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, weakened to 65.6% for the three months ended June 30, 2016, compared to 59.7% for the three months ended June 30, 2015, and weakened to 69.2% for the six months ended June 30, 2016, compared to 61.6% for the six months ended June 30, 2015, representing a greater increase in noninterest expense, compared to smaller increases in noninterest income and net interest income for both periods.

Provision for Income Tax. For the six months ended June 30, 2016 and 2015, the Company recorded a provision for income tax expense of $2.6 million. The effective tax rate for the six month period ended June 30, 2016 and 2015 was 36.4% and 33.5%, respectively.

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

At June 30, 2016, the Bank’s total borrowing capacity was $179.1 million with the FHLB of Des Moines, with unused borrowing capacity of $159.4 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At June 30, 2016, the Bank held approximately $237.3 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $82.6 million, and a combined credit limit of $40.0 million in written Fed Funds lines of credit through correspondent banking relationships at June 30, 2016. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At June 30, 2016, the Bank held approximately $159.7 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At June 30, 2016, $19.7 million in FHLB advances and FHLB Fed Funds were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, and Fed Funds lines of credit. The Bank’s Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of Bank deposits or $133.6 million as of June 30, 2016. Total brokered deposits as of June 30, 2016 were $24.8 million.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2016, the approved outstanding loan commitments, including unused lines of credit amounted to $285.1 million. Certificates of deposit scheduled to mature in three months or less at June 30, 2016, totaled $11.6 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for the FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2016, FS Bancorp, Inc. had $1.9 million in cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at June 30, 2016, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2016, the Bank was considered to be well capitalized. At June 30, 2016, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 10.1%, 12.8%, 14.0%, and 12.8%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 14 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at June 30, 2016, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) at June 30, 2016 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2016 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes common stock repurchases during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1, 2016 - April 30, 2016	5,697	$24.99	5,697	221,779
May 1, 2016 - May 31, 2016	39,996	25.11	39,996	181,783
June 1, 2016 - June 30, 2016	48,041	24.91	48,041	133,742
Total	93,734	$25.00	93,734	133,742

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: August 11, 2016	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: August 11, 2016	By:	/s/Matthew D. Mullet
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.