Form 10-Q
period 2016-09-30
FS Bancorp, Inc.
filed 2016-11-09
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016    OR

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2016, there were 3,057,753 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.
Form 10-Q

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 (Unaudited)	2

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	6 - 7

	Notes to Consolidated Financial Statements	8 - 37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38 - 47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II	OTHER INFORMATION	48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48 - 49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49 - 50

SIGNATURES		51
As used in this report, the terms “we,” “our,” and “us,” and “Company” refer to FS Bancorp, Inc. and its consolidated subsidiary, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts) (Unaudited)

ASSETS	September 30, 2016	December 31, 2015
Cash and due from banks	$3,445	$1,708
Interest-bearing deposits at other financial institutions	13,068	22,747
Total cash and cash equivalents	16,513	24,455
Certificates of deposit at other financial institutions	14,009	12,421
Securities available-for-sale, at fair value	80,762	55,217
Loans held for sale, at fair value	77,129	44,925
Loans receivable, net	592,800	502,535
Accrued interest receivable	2,557	2,107
Premises and equipment, net	15,071	13,856
Federal Home Loan Bank (“FHLB”) stock, at cost	2,004	4,551
Bank owned life insurance (“BOLI”), net	9,983	9,772
Servicing rights, held at the lower of cost or fair value	7,654	5,811
Goodwill	2,312	—
Core deposit intangible, net	1,857	—
Other assets	4,835	1,911
TOTAL ASSETS	$827,486	$677,561

LIABILITIES
Deposits:
Noninterest-bearing accounts	$153,095	$72,247
Interest-bearing accounts	550,069	412,931
Total deposits	703,164	485,178
Borrowings	21,030	98,769
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(180)	(195)
Total subordinated note less unamortized debt issuance costs	9,820	9,805
Other liabilities	13,915	8,469
Total liabilities	747,929	602,221
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,057,753 and 3,242,120 shares issued and outstanding at September 30, 2016, and December 31, 2015, respectively	31	32
Additional paid-in capital	26,866	30,692
Retained earnings	53,326	46,175
Accumulated other comprehensive income, net of tax	773	78
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,439)	(1,637)
Total stockholders’ equity	79,557	75,340
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$827,486	$677,561

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans receivable including fees	$9,241	$7,730	$26,014	$22,042
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	538	329	1,751	874
Total interest and dividend income	9,779	8,059	27,765	22,916
INTEREST EXPENSE
Deposits	808	866	2,411	2,425
Borrowings	50	56	177	195
Subordinated note	171	—	512	—
Total interest expense	1,029	922	3,100	2,620
NET INTEREST INCOME	8,750	7,137	24,665	20,296
PROVISION FOR LOAN LOSSES	600	600	1,800	1,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,150	6,537	22,865	18,496
NONINTEREST INCOME
Service charges and fee income	899	528	2,489	1,452
Gain on sale of loans	5,922	3,632	14,722	11,565
Gain on sale of investment securities	146	—	146	76
Earnings on cash surrender value of BOLI	71	51	211	146
Other noninterest income	210	165	557	486
Total noninterest income	7,248	4,376	18,125	13,725
NONINTEREST EXPENSE
Salaries and benefits	6,287	4,295	16,510	12,461
Operations	1,450	1,118	4,221	3,209
Occupancy	597	497	1,775	1,388
Data processing	537	380	1,576	1,132
Gain on sale of other real estate owned (“OREO”)	—	—	(150)	—
Loan costs	715	379	1,789	1,129
Professional and board fees	502	479	1,490	1,268
Federal Deposit Insurance Corporation (“FDIC”) insurance	98	69	306	229
Marketing and advertising	202	183	553	458
Acquisition costs	—	432	389	432
Amortization of core deposit intangible	140	—	382	—
Recovery on servicing rights	(216)	—	(2)	—
Total noninterest expense	10,312	7,832	28,839	21,706
INCOME BEFORE PROVISION FOR INCOME TAXES	5,086	3,081	12,151	10,515
PROVISION FOR INCOME TAXES	1,629	1,086	4,198	3,656
NET INCOME	$3,457	$1,995	$7,953	$6,859
Basic earnings per share	$1.21	$0.67	$2.74	$2.31
Diluted earnings per share	$1.18	$0.66	$2.66	$2.28

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$3,457	$1,995	$7,953	$6,859
Other comprehensive income, before tax:
Securities available-for-sale:
Unrealized holding gain during period	29	391	1,224	253
Income tax provision related to unrealized holding gain	(8)	(133)	(433)	(86)

Reclassification adjustment for realized gain included in net income	(146)	—	(146)	(76)
Income tax provision related to reclassification for realized gain	50	—	50	26
Other comprehensive (loss) income, net of tax	(75)	258	695	117
COMPREHENSIVE INCOME	$3,382	$2,253	$8,648	$6,976

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts) (Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income, Net of Tax	Unearned ESOP Shares	Total Stockholders’ Equity
BALANCE, January 1, 2015	3,235,625	$32	$29,450	$38,125	$117	$(1,888)	$65,836
Net income	—	—	—	6,859	—	—	6,859
Dividends paid ($0.19 per share)	—	—	—	(611)	—	—	(611)
Share-based compensation	—	—	560	—	—	—	560
Common stock repurchased	(4,605)	—	(101)	—	—	—	(101)
Stock options exercised	10,100	—	170	—	—	—	170
Other comprehensive income, net of tax	—	—	—	—	117	—	117
ESOP shares allocated	—	—	210	—	—	198	408
BALANCE, September 30, 2015	3,241,120	$32	$30,289	$44,373	$234	$(1,690)	$73,238

BALANCE, January 1, 2016	3,242,120	$32	$30,692	$46,175	$78	$(1,637)	$75,340
Net income	—	—	—	7,953	—	—	7,953
Dividends paid ($0.26 per share)	—	—	—	(802)	—	—	(802)
Share-based compensation	—	—	588	—	—	—	588
Restricted stock awards	4,500	—	—	—	—	—	—
Common stock repurchased	(198,167)	(1)	(4,902)	—	—	—	(4,903)
Stock options exercised	9,300	—	157	—	—	—	157
Other comprehensive income, net of tax	—	—	—	—	695	—	695
ESOP shares allocated	—	—	331	—	—	198	529
BALANCE, September 30, 2016	3,057,753	$31	$26,866	$53,326	$773	$(1,439)	$79,557

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)
	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net income	$7,953	$6,859
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,800	1,800
Depreciation, amortization and accretion	3,779	1,598
Compensation expense related to stock options and restricted stock awards	588	560
ESOP compensation expense for allocated shares	529	408
Increase in cash surrender value of BOLI	(211)	(146)
Gain on sale of loans held for sale	(14,722)	(11,565)
Origination of loans held for sale	(584,073)	(447,964)
Proceeds from sale of loans held for sale	564,218	429,411
Gain on sale of investment securities	(146)	(76)
Recovery of servicing rights	(2)	—
Gain on sale of OREO	(150)	—
Changes in operating assets and liabilities
Accrued interest receivable	(450)	(499)
Other assets	(7,481)	(725)
Other liabilities	5,063	3,091
Net cash used by operating activities	(23,305)	(17,248)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	13,577	4,178
Maturities, prepayments, sales, and calls	9,039	4,574
Purchases	(47,432)	(13,729)
Maturities of interest-bearing time deposits	292	496
Purchase of interest-bearing time deposits	(1,882)	(7,136)
Loan originations and principal collections, net	(93,871)	(80,887)
Purchase of portfolio loans	—	(16,113)
Purchase of BOLI	—	(3,000)
Proceeds from sale of other real estate owned, net	682	—
Purchase of premises and equipment, net	(2,287)	(1,068)
FHLB stock purchased	(7,743)	(5,468)
FHLB stock redeemed	10,290	4,146
Net cash received from acquisition	180,356	—
Net cash from (used by) investing activities	61,021	(114,007)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	37,630	79,439
Proceeds from borrowings	259,500	305,837
Repayments of borrowings	(337,240)	(263,602)
Dividends paid	(802)	(611)
Proceeds from stock options exercised	157	170
Common stock repurchased	(4,903)	(101)
Net cash (used by) from financing activities	(45,658)	121,132

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,942)	(10,123)

CASH AND CASH EQUIVALENTS, beginning of period	24,455	15,555
CASH AND CASH EQUIVALENTS, end of period	$16,513	$5,432
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,931	$2,623
Income taxes	$4,420	$3,666
Assets acquired in acquisition of branches	$181,575	$—
Liabilities assumed in acquisition of branches	$186,393	$—
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$1,079	$177
Property received in settlement of loans	$525	$—
Retention of mortgage servicing rights from loan sales	$2,927	$2,823

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
The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are allowances for loan losses, fair value of measurements, and servicing assets.
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
Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2016, for potential recognition or disclosure.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net, which amended the principal versus agent implementation guidance set for in ASU 2014-09.  Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation.  The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions to determine the potential impact the new standard will have on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The adoption of ASU 2016-02 is projected to increase our balance sheet by no more than 5% and not have a material impact on our capital ratios.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update seek to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating early adoption of this ASU and the impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments, a consensus of the FASB’s Emerging Issues Task Force. The ASU is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU No. 2016-15 is being reviewed for any material impact there may be on the Company's consolidated financial statements.
.

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
In accordance with the Purchase and Assumption Agreement, dated as of September 1, 2015, between Bank of America and 1st Security Bank, 1st Security Bank acquired $186.4 million of deposits, a small portfolio of performing loans, two owned bank branches, three leases associated with the bank branches and parking facilities and certain other assets of the branches. As of September 30, 2016, approximately $171.0 million of the acquired deposits remain at 1st Security Bank.

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

The Branch Purchase was accounted for under the acquisition method of accounting and accordingly, the assets and liabilities were recorded at their fair values on January 22, 2016, the date of acquisition. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values become available. During the second quarter of 2016, the Company completed a re-evaluation of the core deposit intangible because a portion of the core deposits were excluded from the original valuation.  The updated valuation of the core deposit intangible increased the fair value adjustment by $100,000 to $2.2 million from $2.1 million resulting in a decrease of $100,000 to the fair value adjustment of goodwill.  The impact to consolidated net income was an increase in the amortization of the core deposit intangible for the six months ended June 30, 2016 of $6,000 and was not considered material to the consolidated financial statements.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill - The acquired goodwill represents the excess purchase price over the estimated fair value of the net assets acquired and was recorded at $2.3 million on January 22, 2016.

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

Core deposit intangible

The core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $140,000 and $382,000 for the three and nine months ended September 30, 2016, and none for the same periods in 2015. Amortization expense for core deposit intangible is expected to be as follows:

2016	$140
2017	400
2018	307
2019	235
2020	181
Thereafter	594
Total	$1,857

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at September 30, 2016 and December 31, 2015:

	September 30, 2016
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$8,158	$115	$—	$8,273
Municipal bonds	17,452	499	(2)	17,949
Corporate securities	7,664	44	(95)	7,613
U.S. Small Business Administration securities	5,863	147	—	6,010
Mortgage-backed securities	40,426	492	(1)	40,917
Total securities available-for-sale	$79,563	$1,297	$(98)	$80,762

	December 31, 2015
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$6,134	$—	$(99)	$6,035
Municipal bonds	18,531	373	(13)	18,891
Corporate securities	3,495	5	(67)	3,433
U.S. Small Business Administration securities	4,011	23	(11)	4,023
Mortgage-backed securities	22,926	72	(163)	22,835
Total securities available-for-sale	$55,097	$473	$(353)	$55,217

Investment securities that were in an unrealized loss position at September 30, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management considers that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$176	$(2)	$—	$—	$176	$(2)
Corporate securities	965	(30)	1,435	(65)	2,400	(95)
Mortgage-backed securities	1,272	(1)	—	—	1,272	(1)
Total	$2,413	$(33)	$1,435	$(65)	$3,848	$(98)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$2,107	$(31)	$3,928	$(68)	$6,035	$(99)
Municipal bonds	956	(1)	293	(12)	1,249	(13)
Corporate securities	994	(6)	1,439	(61)	2,433	(67)
U.S. Small Business Administration securities	990	(11)	—	—	990	(11)
Mortgage-backed securities	15,642	(112)	2,119	(51)	17,761	(163)
Total	$20,689	$(161)	$7,779	$(192)	$28,468	$(353)

There were four investments with unrealized losses of less than one year, and two investments with unrealized losses of more than one year at September 30, 2016. There were 17 investments with unrealized losses of less than one year, and eight investments with unrealized losses of more than one year at December 31, 2015. The unrealized losses associated with these investments are believed to be caused by changes in market interest rates that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. No other-than-temporary impairment was recorded for the nine months ended September 30, 2016 or for the year ended December 31, 2015.

The contractual maturities of securities available-for-sale at September 30, 2016 and December 31, 2015 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency securities
Due after one year through five years	$4,000	$4,003	$—	$—
Due after five years through ten years	4,158	4,270	6,134	6,035
Subtotal	8,158	8,273	6,134	6,035
Municipal bonds
Due in one year or less	978	979	991	997
Due after one year through five years	5,578	5,718	3,904	3,954
Due after five years through ten years	8,499	8,784	7,807	7,981
Due after ten years	2,397	2,468	5,829	5,959
Subtotal	17,452	17,949	18,531	18,891
Corporate securities
Due after one year through five years	5,669	5,700	1,500	1,490
Due after five years through ten years	1,995	1,913	1,995	1,943
Subtotal	7,664	7,613	3,495	3,433
U.S. Small Business Administration securities
Due after five years through ten years	5,863	6,010	4,011	4,023
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	18,646	18,866	12,515	12,466
Federal Home Loan Mortgage Corporation (“FHLMC”)	14,069	14,239	4,524	4,501
Government National Mortgage Association (“GNMA”)	7,711	7,812	5,887	5,868
Subtotal	40,426	40,917	22,926	22,835
Total	$79,563	$80,762	$55,097	$55,217

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds and resulting gains and losses, computed using specific identification, from sales of securities available-for-sale for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Proceeds	Gross Gains	Gross (Losses)	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$13,577	$149	$(3)	$13,577	$149	$(3)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Proceeds	Gross Gains	Gross (Losses)	Proceeds	Gross Gains	Gross (Losses)
Securities available-for-sale	$—	$—	$—	$4,178	$76	$—

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at September 30, 2016 and December 31, 2015 was as follows:

	September 30,	December 31,
REAL ESTATE LOANS	2016	2015
Commercial	$55,794	$50,034
Construction and development	90,201	80,806
Home equity	19,649	16,540
One-to-four-family (excludes loans held for sale)	116,886	102,921
Multi-family	33,988	22,223
Total real estate loans	316,518	272,524
CONSUMER LOANS
Indirect home improvement	104,524	103,064
Solar	34,806	29,226
Marine	29,268	23,851
Other consumer	1,978	2,181
Total consumer loans	170,576	158,322
COMMERCIAL BUSINESS LOANS
Commercial and industrial	68,526	59,619
Warehouse lending	48,598	20,817
Total commercial business loans	117,124	80,436
Total loans receivable, gross	604,218	511,282
Allowance for loan losses	(9,586)	(7,785)
Deferred costs, fees, and discounts, net	(1,832)	(962)
Total loans receivable, net	$592,800	$502,535

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

One-to-Four-Family Real Estate Lending. Commercial and consumer loans originated by the Company secured by first mortgages on one-to-four-family residences in our market areas that the Company intends to hold (excludes loans held for sale).

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

Warehouse Lending. Loans originated by the Company’s mortgage and construction warehouse lending program through

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which the Company funds third-party finance companies originating residential mortgage loans for sale into the secondary market and speculative construction loans for sale to single family households. These loans are secured by the notes and assigned deeds of trust associated with the residential mortgage and construction loans on properties primarily located in the Company’s market areas.

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and nine months ended September 30, 2016 and 2015:

	At or For the Three Months Ended September 30, 2016
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$3,477	$2,039	$1,823	$1,612	$8,951
Provision for loan losses	242	1	252	105	600
Charge-offs	(65)	(232)	—	—	(297)
Recoveries	64	262	6	—	332
Net (charge-offs) recoveries	(1)	30	6	—	35
Ending balance	$3,718	$2,070	$2,081	$1,717	$9,586
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,718	2,070	2,081	1,717	9,586
Ending balance	$3,718	$2,070	$2,081	$1,717	$9,586
LOANS RECEIVABLE
Loans individually evaluated for impairment	$209	$—	$—	$—	$209
Loans collectively evaluated for impairment	316,309	170,576	117,124	—	604,009
Ending balance	$316,518	$170,576	$117,124	$—	$604,218

	At or For the Nine Months Ended September 30, 2016
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,874	$1,681	$1,396	$1,834	7,785
Provision for loan losses	794	519	604	(117)	1,800
Charge-offs	(65)	(801)	—	—	(866)
Recoveries	115	671	81	—	867
Net recoveries (charge-offs)	50	(130)	81	—	1
Ending balance	$3,718	$2,070	$2,081	$1,717	$9,586
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,718	2,070	2,081	1,717	9,586
Ending balance	$3,718	$2,070	$2,081	$1,717	$9,586
LOANS RECEIVABLE
Loans individually evaluated for impairment	$209	$—	$—	$—	$209
Loans collectively evaluated for impairment	316,309	170,576	117,124	—	604,009
Ending balance	$316,518	$170,576	$117,124	$—	$604,218

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Three Months Ended September 30, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,378	$1,444	$2,148	$957	$6,927
Provision for loan losses	328	225	(591)	638	600
Charge-offs	—	(350)	—	—	(350)
Recoveries	1	204	6	—	211
Net recoveries (charge-offs)	1	(146)	6	—	(139)
Ending balance	$2,707	$1,523	$1,563	$1,595	$7,388
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	2,707	1,523	1,563	1,595	7,388
Ending balance	$2,707	$1,523	$1,563	$1,595	$7,388
LOANS RECEIVABLE
Loans individually evaluated for impairment	$736	$—	$—	$—	$736
Loans collectively evaluated for impairment	251,653	154,504	83,816	—	489,973
Ending balance	$252,389	$154,504	$83,816	$—	$490,709

	At or For the Nine Months Ended September 30, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,872	$1,431	$1,184	$1,603	$6,090
Provision for loan losses	891	515	402	(8)	1,800
Charge-offs	(248)	(1,095)	(34)	—	(1,377)
Recoveries	192	672	11	—	875
Net charge-offs	(56)	(423)	(23)	—	(502)
Ending balance	$2,707	$1,523	$1,563	$1,595	$7,388
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	2,707	1,523	1,563	1,595	7,388
Ending balance	$2,707	$1,523	$1,563	$1,595	$7,388
LOANS RECEIVABLE
Loans individually evaluated for impairment	$736	$—	$—	$—	$736
Loans collectively evaluated for impairment	251,653	154,504	83,816	—	489,973
Ending balance	$252,389	$154,504	$83,816	$—	$490,709

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on nonaccrual once the loan is 90 days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, or as required by regulatory authorities.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at September 30, 2016 and December 31, 2015:

	September 30, 2016
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non-Accrual
Commercial	$—	$—	$—	$—	$55,794	$55,794	$—
Construction and development	—	—	—	—	90,201	90,201	—
Home equity	141	7	108	256	19,393	19,649	171
One-to-four-family	—	—	—	—	116,886	116,886	—
Multi-family	—	—	—	—	33,988	33,988	—
Total real estate loans	141	7	108	256	316,262	316,518	171
CONSUMER LOANS
Indirect home improvement	307	185	183	675	103,849	104,524	387
Solar	59	71	—	130	34,676	34,806	36
Marine	—	—	—	—	29,268	29,268	—
Other consumer	5	1	—	6	1,972	1,978	—
Total consumer loans	371	257	183	811	169,765	170,576	423
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	68,526	68,526	—
Warehouse lending	—	—	—	—	48,598	48,598	—
Total commercial business loans	—	—	—	—	117,124	117,124	—
Total loans	$512	$264	$291	$1,067	$603,151	$604,218	$594

	December 31, 2015
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non-Accrual
Commercial	$—	$—	$—	$—	$50,034	$50,034	$—
Construction and development	—	—	—	—	80,806	80,806	—
Home equity	157	20	47	224	16,316	16,540	47
One-to-four-family	48	—	525	573	102,348	102,921	525
Multi-family	—	—	—	—	22,223	22,223	—
Total real estate loans	205	20	572	797	271,727	272,524	572
CONSUMER LOANS
Indirect home improvement	307	243	157	707	102,357	103,064	408
Solar	69	—	37	106	29,120	29,226	37
Marine	28	—	—	28	23,823	23,851	—
Other consumer	—	—	—	—	2,181	2,181	—
Total consumer loans	404	243	194	841	157,481	158,322	445
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	59,619	59,619	—
Warehouse lending	—	—	—	—	20,817	20,817	—
Total commercial business loans	—	—	—	—	80,436	80,436	—
Total loans	$609	$263	$766	$1,638	$509,644	$511,282	$1,017

There were no loans 90 days or more past due and still accruing at September 30, 2016 and December 31, 2015.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided at September 30, 2016 and December 31, 2015:

	September 30, 2016
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
Home equity	$152	$—	$152	$—	$152
One-to-four-family	69	(12)	57	—	57
Total	$221	$(12)	$209	$—	$209

	December 31, 2015
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance	Adjusted Recorded Investment
One-to-four-family	$801	$(67)	$734	$—	$734

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016		September 30, 2015
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$—	$—	$363	$38
Home equity	152	—	33	2
One-to-four-family	58	1	736	1
Total	$210	$1	$1,132	$41

	Nine Months Ended
	September 30, 2016		September 30, 2015
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$—	$—	$734	$76
Home equity	154	2	64	7
One-to-four-family	58	2	778	26
	212	4	1,576	109
WITH AN ALLOWANCE RECORDED
Commercial and industrial	—	—	16	—
Total	$212	$4	$1,592	$109

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize risk rated loan balances by category at September 30, 2016 and December 31, 2015:

	September 30, 2016
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$52,613	$3,181	$—	$—	$—	$—	$55,794
Construction and development	90,201	—	—	—	—	—	90,201
Home equity	19,478	—	—	171	—	—	19,649
One-to-four-family	116,886	—	—	—	—	—	116,886
Multi-family	33,988	—	—	—	—	—	33,988
Total real estate loans	313,166	3,181	—	171	—	—	316,518
CONSUMER LOANS
Indirect home improvement	104,137	—	—	387	—	—	104,524
Solar	34,770	—	—	36	—	—	34,806
Marine	29,268	—	—	—	—	—	29,268
Other consumer	1,978	—	—	—	—	—	1,978
Total consumer loans	170,153	—	—	423	—	—	170,576
COMMERCIAL BUSINESS LOANS
Commercial and industrial	64,889	515	—	3,122	—	—	68,526
Warehouse lending	48,598	—	—	—	—	—	48,598
Total commercial business loans	113,487	515	—	3,122	—	—	117,124
Total loans	$596,806	$3,696	$—	$3,716	$—	$—	$604,218

	December 31, 2015
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$50,034	$—	$—	$—	$—	$—	$50,034
Construction and development	79,100	1,706	—	—	—	—	80,806
Home equity	16,493	—	—	47	—	—	16,540
One-to-four-family	102,396	—	—	525	—	—	102,921
Multi-family	22,223	—	—	—	—	—	22,223
Total real estate loans	270,246	1,706	—	572	—	—	272,524
CONSUMER LOANS
Indirect home improvement	102,656	—	—	408	—	—	103,064
Solar	29,189	—	—	37	—	—	29,226
Marine	23,851	—	—	—	—	—	23,851
Other consumer	2,181	—	—	—	—	—	2,181
Total consumer loans	157,877	—	—	445	—	—	158,322
COMMERCIAL BUSINESS LOANS
Commercial and industrial	54,977	2,352	335	1,955	—	—	59,619
Warehouse lending	20,817	—	—	—	—	—	20,817
Total commercial business loans	75,794	2,352	335	1,955	—	—	80,436
Total loans	$503,917	$4,058	$335	$2,972	$—	$—	$511,282

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had one TDR loan with a balance of $57,000 at September 30, 2016, which was still on accrual and included in impaired loans at September 30, 2016, and two TDR loans totaling $734,000 at December 31, 2015, of which one TDR loan with a balance of $525,000 was on non-accrual, and one TDR loan of $209,000 was still on accrual. The Company had no commitments to lend additional funds on these TDR loans at September 30, 2016.

The following table summarizes TDR loan balances at the dates indicated:

	September 30,	December 31,
	2016	2015
TDR loans on accrual	$57	$209
TDR loans on non-accrual	—	525
Total TDR loan balances	$57	$734

For the three and nine months ended September 30, 2016 and 2015 there were no TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting period.

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of mortgage, commercial, and consumer loans serviced for others were $882.2 million and $636.1 million at September 30, 2016 and December 31, 2015, respectively and are carried at the lower of cost or market. At September 30, 2016 and December 31, 2015, mortgage, commercial, and consumer servicing rights’ (“servicing rights”) assets are recorded on the Consolidated Balance Sheets at a book value of $7.7 million and $5.8 million, respectively. The fair market value of the servicing rights’ assets was $7.8 million and $6.8 million at September 30, 2016 and December 31, 2015, respectively.

The following tables summarize servicing rights activity for the three and nine months ended September 30, 2016 and 2015:

	At or For the Three Months Ended September 30,
	2016	2015
Beginning balance	$6,751	$4,569
Additions	1,095	920
Servicing rights amortized	(408)	(263)
Recovery on servicing rights	216	—
Ending balance	$7,654	$5,226

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Nine Months Ended September 30,
	2016	2015
Beginning balance	$5,811	$3,061
Additions	2,927	2,823
Servicing rights amortized	(1,086)	(658)
Recovery on servicing rights	2	—
Ending balance	$7,654	$5,226

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

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At September 30,
Key assumptions:	2016	2015
Weighted average discount rate	9.5%	8.5%
Conditional prepayment rate (“CPR”)	16.4%	12.5%
Weighted average life in years	5.2	6.4

Key economic assumptions and the sensitivity of the current fair value for single family mortgage servicing rights to immediate adverse changes in those assumptions at September 30, 2016 and December 31, 2015 were as follows:

		September 30, 2016	December 31, 2015
Aggregate portfolio principal balance		$877,427	$631,812
Weighted average rate of note		3.9%	4.0%

At September 30, 2016	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	16.4%	25.3%	35.2%
Fair value MSR	$7,811	$6,044	$4,859
Percentage of MSR	0.9%	0.7%	0.6%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$7,811	$7,685	$7,562
Percentage of MSR	0.9%	0.9%	0.9%

At December 31, 2015	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	12.2%	17.8%	25.3%
Fair value MSR	$6,813	$5,660	$4,557
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	8.5%	9.0%	9.5%
Fair value MSR	$6,813	$6,678	$6,548
Percentage of MSR	1.1%	1.1%	1.0%

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

The Company recorded $534,000 and $343,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $857,000 for the nine months ended September 30, 2016 and 2015, respectively. The income, net of amortization, is reported in noninterest income.
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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	September 30, 2016
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$65,259	$1,850	$—
Mandatory and best effort forward commitments with investors	29,824	—	40
Forward TBA mortgage-backed securities	99,500	—	385
TBA mortgage-backed securities forward sales paired off with investors	30,000	—	189

	December 31, 2015
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$34,154	$698	$—
Mandatory and best effort forward commitments with investors	24,135	74	—
Forward TBA mortgage-backed securities	49,000	3	—
TBA mortgage-backed securities forward sales paired off with investors	28,500	30	—

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net gain of $697,000 and a net loss of $346,000 for the three

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended September 30, 2016 and 2015, respectively, and a net gain of $1.7 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 7 - OTHER REAL ESTATE OWNED

There was no OREO activity for the three months ended September 30, 2016 and 2015. The following table presents the activity related to OREO for the nine months ended September 30, 2016 and 2015:

	At or For the Nine Months Ended September 30,
	2016	2015
Beginning balance	$—	$—
Net loans transferred to OREO	525	—
Capitalized costs	7	—
Gross proceeds from sale of OREO	(682)	—
Gain on sale of OREO	150	—
Ending balance	$—	$—

There were no OREO properties at September 30, 2016 and 2015. For the three months ended September 30, 2016 and 2015, the Company recorded no net gain or loss on the disposals of OREO, respectively. There were no holding costs associated with OREO for the three and nine months ended September 30, 2016 and 2015.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016(3)	2015
Noninterest-bearing checking	$143,251	$66,676
Interest-bearing checking	63,682	34,098
Savings	50,348	30,126
Money market	238,321	159,605
Certificates of deposit less than $100,000(1)	93,953	65,175
Certificates of deposit of $100,000 through $250,000	76,855	91,317
Certificates of deposit of $250,000 and over(2)	26,910	32,610
Escrow accounts related to mortgages serviced	9,844	5,571
Total	$703,164	$485,178
(1) Includes $47.1 million of brokered deposits at September 30, 2016 and $27.9 million at December 31, 2015.
(2) Time deposits that meet or exceed the FDIC insurance limit.
(3) Includes $171.0 million of deposits acquired in the Branch Purchase.

Scheduled maturities of time deposits at September 30, 2016 for future periods ending are as follows:

At September 30, 2016
2016	$21,580
2017	76,878
2018	54,256
2019	17,151
2020	13,625
Thereafter	14,228
Total	$197,718

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank pledged 13 securities held at the FHLB of Des Moines with a fair value of $15.7 million to secure Washington State public deposits of $6.6 million with a $746,000 collateral requirement by the Washington Public Deposit Protection Commission at September 30, 2016.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at September 30, 2016 and December 31, 2015 were $12.6 million and $3.0 million, respectively, and were in compliance with Federal Reserve regulations.

Interest expense by deposit category for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest-bearing checking	$7	$8	$20	$21
Savings and money market	257	262	757	760
Certificates of deposit	544	596	1,634	1,644
Total	$808	$866	$2,411	$2,425

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

The following table provides a summary of the Company’s commitments at September 30, 2016 and December 31, 2015:

COMMITMENTS TO EXTEND CREDIT	September 30,	December 31,
REAL ESTATE LOANS	2016	2015
Commercial	$232	$1,988
Construction and development	58,279	44,109
One-to-four-family (includes held for sale)	134,454	76,013
Home equity	25,023	18,089
Multi-family	425	429
Total real estate loans	218,413	140,628
CONSUMER LOANS	8,490	5,754
COMMERCIAL BUSINESS LOANS
Commercial and industrial	33,233	39,537
Warehouse lending	34,402	27,601
Total commercial business loans	67,635	67,138
Total commitments to extend credit	$294,538	$213,520

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $166,000 at September 30, 2016 and $147,000 at December 31, 2015. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

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

Because of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at September 30, 2016.

Contingent liabilities for loans held for sale - In the ordinary course of business, the Company sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $825,000 and $561,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2016 and December 31, 2015, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Securities Available-for-Sale
At September 30, 2016	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,273	$—	$8,273
Municipal bonds	—	17,949	—	17,949
Corporate securities	—	7,613	—	7,613
U.S. Small Business Administration securities	—	6,010	—	6,010
Mortgage-backed securities	—	40,917	—	40,917
Total	$—	$80,762	$—	$80,762

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Securities Available-for-Sale
At December 31, 2015	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$6,035	$—	$6,035
Municipal bonds	—	18,891	—	18,891
Corporate securities	—	3,433	—	3,433
U.S. Small Business Administration securities	—	4,023	—	4,023
Mortgage-backed securities	—	22,835	—	22,835
Total	$—	$55,217	$—	$55,217

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
September 30, 2016	$—	$77,129	$—	$77,129
December 31, 2015	$—	$44,925	$—	$44,925

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
September 30, 2016	$—	$—	$1,850	$1,850
December 31, 2015	$—	$—	$698	$698

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2016	$—	$(385)	$(40)	$(425)
December 31, 2015	$—	$3	$74	$77

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2016	$—	$(189)	$—	$(189)
December 31, 2015	$—	$30	$—	$30

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
September 30, 2016	$—	$—	$209	$209
December 31, 2015	$—	$—	$734	$734

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements - Shown below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at September 30, 2016 table:

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	93.4%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	93.4%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 18.0%	0.0%
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

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30,	Beginning Balance	Purchases and Issuances	Sales and Settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2016
Interest rate lock commitments with customers	$2,058	$5,763	$(5,971)	$1,850	$(208)
Individual forward sale commitments with investors	(3)	(60)	23	(40)	(37)
2015
Interest rate lock commitments with customers	$934	$2,720	$(2,797)	$857	$(77)
Individual forward sale commitments with investors	110	(66)	(6)	38	(72)

Nine Months Ended September 30,	Beginning Balance	Purchases and Issuances	Sales and Settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2016
Interest rate lock commitments with customers	$698	$14,039	$(12,887)	$1,850	$1,152
Individual forward sale commitments with investors	74	(267)	153	(40)	(114)
2015
Interest rate lock commitments with customers	$396	$8,683	$(8,222)	$857	$461
Individual forward sale commitments with investors	12	21	5	38	26

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

Subordinated Note - The fair value of the Subordinated Note is based upon the average yield of debt issuances in the third quarter of 2016 for similarly sized issuances (Level 2).

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015:

	September 30,		December 31,
	2016		2015
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1 inputs:
Cash and cash equivalents	$16,513	$16,513	$24,455	$24,455
Certificates of deposit at other financial institutions	14,009	14,009	12,421	12,421
Level 2 inputs:
Securities available-for-sale, at fair value	80,762	80,762	55,217	55,217
Loans held for sale, at fair value	77,129	77,129	44,925	44,925
FHLB stock, at cost	2,004	2,004	4,551	4,551
Accrued interest receivable	2,557	2,557	2,107	2,107
Individual forward sale commitments with investors	—	—	3	3
Paired off commitments with investors	—	—	30	30
Level 3 inputs:
Loans receivable, net	592,800	621,772	502,535	566,209
Servicing rights, held at lower of cost or fair value	7,654	7,816	5,811	6,848
Fair value interest rate locks with customers	1,850	1,850	698	698
Individual forward sale commitments with investors	—	—	74	74
Financial Liabilities
Level 2 inputs:
Deposits	703,164	710,140	485,178	494,871
Borrowings	21,030	21,104	98,769	98,739
Subordinated note	10,000	9,550	10,000	9,550
Accrued interest payable	191	191	22	22
Individual forward sale commitments with investors	385	385	—	—
Paired off commitments with investors	189	189	—	—
Level 3 inputs:
Individual forward sale commitments with investors	40	40	—	—

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2015, the ESOP paid the fourth annual installment of principal in the amount of $251,000, plus accrued interest of $44,000 pursuant to the ESOP loan agreement.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at September 30, 2016 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP was $204,000 and $148,000 for the three months ended September 30, 2016 and 2015, respectively, and $529,000 and $408,000 for the nine months ended September 30, 2016 and 2015, respectively.

Shares held by the ESOP at September 30, 2016 were as follows (shown as actual):

Balances
Allocated shares	102,359
Committed to be released shares	19,441
Unallocated shares	136,085
Total ESOP shares	257,885

Fair value of unallocated shares (in thousands)	$3,703

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
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator:	2016	2015	2016	2015
Net income (in thousands)	$3,457	$1,995	$7,953	$6,859
Denominator:
Basic weighted average common shares outstanding	2,851,147	2,984,164	2,901,572	2,967,284
Dilutive shares	87,292	55,843	84,102	42,108
Diluted weighted average common shares outstanding	2,938,439	3,040,007	2,985,674	3,009,392
Basic earnings per share	$1.21	$0.67	$2.74	$2.31
Diluted earnings per share	$1.18	$0.66	$2.66	$2.28

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $195,000 and $588,000 for the three and nine months ended September 30, 2016, respectively, and $186,000 and $560,000 for the three and nine months ended September 30, 2015, respectively.

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
The following table presents a summary of the Company’s stock option plan awards during the nine months ended September 30, 2016 (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2016	306,900	$16.89	8.36	$2,794,570
Granted	—	—	—	—
Less exercised	9,300	16.89	—	81,942
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2016	297,600	$16.89	7.61	$3,660,480

Expected to vest, assuming a 0.31% annual forfeiture rate	296,655	$16.89	7.61	$3,648,855

Exercisable at September 30, 2016	107,400	$16.89	7.61	$1,321,020

At September 30, 2016, there was $597,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

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
The following table presents a summary of the Company’s nonvested awards during the nine months ended September 30, 2016 (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	94,684	$16.89	$1,599,212
Granted	4,500	26.00	117,000
Less vested	30,421	16.89	513,811
Forfeited or expired	—	—	—
Nonvested at September 30, 2016	68,763	$17.49	$1,202,401
At September 30, 2016, there was $970,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. At September 30, 2016 and December 31, 2015, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables compare the Bank’s actual capital amounts and ratios at September 30, 2016 and December 31, 2015 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
Bank Only	Actual
At September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
(to risk-weighted assets)	$91,077	13.46%	$54,127	8.00%	$67,659	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$82,604	12.21%	$40,595	6.00%	$54,127	8.00%
Tier 1 leverage capital
(to average assets)	$82,604	10.33%	$31,994	4.00%	$39,992	5.00%
CET 1 capital
(to risk-weighted assets)	$82,604	12.21%	$30,446	4.50%	$43,978	6.50%

At December 31, 2015
Total risk-based capital
(to risk-weighted assets)	$85,570	15.51%	$44,132	8.00%	$55,164	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$78,662	14.26%	$33,099	6.00%	$44,132	8.00%
Tier 1 leverage capital
(to average assets)	$78,662	12.14%	$25,924	4.00%	$32,406	5.00%
CET 1 capital
(to risk-weighted assets)	$78,662	14.26%	$24,824	4.50%	$35,857	6.50%

In addition to the minimum CET 1, Tier 1 and total capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional CET 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

FS Bancorp, Inc. is a bank holding company subject to the capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2016, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at September 30, 2016 were 9.4% for Tier 1 leverage-based capital, 11.1% for Tier 1 risk-based capital, 12.4% for total risk-based capital, and 11.1% for CET 1 capital ratio.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans, and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. At

September 30, 2016, consumer loans represented 28.2% of the Company’s total gross loan portfolio, down from 31.0% at December 31, 2015, as real estate loan originations have increased at a faster pace than consumer loan originations during the nine months ended September 30, 2016.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $18.4 million, or 1,197 loans during the quarter ended September 30, 2016, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, Idaho, and California with four contractors/dealers responsible for 48.4% of the funded loans dollar volume. The Company began originating consumer indirect loans during the fourth quarter of 2012 in the State of California and since the program’s inception has originated $90.5 million. During the nine months ended September 30, 2016, the Company originated $16.1 million of consumer indirect loans in California, and at September 30, 2016, the Company had $34.7 million of consumer indirect loans, including $34.5 million of consumer solar loans outstanding that were originated in California. Management has established a concentration limit of no more than 100% of the Bank’s total risk-based capital for loans originated in California. At September 30, 2016, the limit was $91.1 million.

The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market areas served by the Company. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $584.1 million of one-to-four-family mortgages during the nine months ended as of September 30, 2016, of which $471.7 million were sold to investors. Of the loans sold to investors, $321.5 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of developing these customer relationships. At September 30, 2016, held for investment one-to-four-family residential mortgage loans, which excludes loans held for sale of $77.1 million, totaled $116.9 million, or 19.4%, of the total gross loan portfolio.
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

Deferred tax liabilities occur when taxable income is less than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax liabilities are temporary differences payable in future periods. The Company had a net deferred tax liability of $1.9 million, and $1.3 million, at September 30, 2016 and December 31, 2015, respectively.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Assets. Total assets increased $149.9 million, or 22.1%, to $827.5 million at September 30, 2016, from $677.6 million at December 31, 2015, primarily as a result of a $90.3 million, or 18.0% increase in loans receivable, net, a $32.2 million, or 71.7% increase in loans held for sale, a $25.5 million, or 46.3% increase in securities available-for-sale, a $2.9 million, or 153.0% increase in other assets, a $2.3 million, or 100.0% increase in goodwill, a $1.9 million, or 100.0% increase in core deposit intangible, and a $1.8 million, or 31.7% increase in servicing rights, a $1.6 million, or 12.8% increase in certificates of deposit at other financial institutions, and a $1.2 million, or 8.8% increase in premises and equipment, partially offset by a $7.9 million, or 32.5% decrease in cash and cash equivalents, and a $2.5 million, or 56.0% decrease in FHLB stock, at cost. The increase in assets during the nine months ended September 30, 2016 was primarily funded by cash received from deposits acquired in the Branch Purchase.

Loans receivable, net increased $90.3 million, or 18.0%, to $592.8 million at September 30, 2016, from $502.5 million at December 31, 2015. The increase in loans receivable, net was primarily a result of increases in total real estate loans of $44.0 million including increases in all categories of real estate loans, as well as increases of $27.8 million in warehouse lending, $12.3 million in consumer loans, and $8.9 million in commercial and industrial loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $32.2 million, or 71.7%, to $77.1 million at September 30, 2016, from $44.9 million at December 31, 2015 due to increased loan originations and the timing difference between loan fundings and loan sale settlements. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes. During the quarter ended September 30, 2016, the Company sold $205.1 million of one-to-four-family mortgage loans to investors, compared to sales of $137.5 million for the same quarter one year ago.

One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased $67.5 million, or 40.8% to $232.9 million during the three months ended September 30, 2016, compared to $165.4 million for the three months ended September 30, 2015. The growth in originations was a result of increased purchase activity associated with the strong home purchase demand in the Pacific Northwest and the continued favorable market interest rates.

The allowance for loan losses at September 30, 2016 was $9.6 million, or 1.6% of gross loans receivable, excluding loans held for sale, compared to $7.8 million, or 1.5% of gross loans receivable, excluding loans held for sale, at December 31, 2015. Substandard loans increased $744,000, or 25.0%, to $3.7 million at September 30, 2016, compared to $3.0 million at December 31, 2015, primarily due to four commercial lines of credit totaling $1.2 million that were downgraded as a result of the financial performance of the borrowers. Non-performing loans, consisting of non-accruing loans, decreased $423,000 or 41.6%, to $594,000 at September 30, 2016, from $1.0 million at December 31, 2015. At September 30, 2016, non-performing loans consisted of $387,000 of indirect home improvement loans, $171,000 of home equity loans, and $36,000 of solar loans. Non-performing loans to total gross loans decreased to 0.1% at September 30, 2016, compared to 0.2% at December 31, 2015. The Company had no OREO at September 30, 2016 or at December 31, 2015. The Company had one TDR loan with a balance of $57,000 at September 30, 2016, which was performing in accordance with its modified terms, compared to two TDR loans totaling $734,000 at December 31, 2015, of which one TDR loan with a balance of $525,000 was on non-accrual, and the remaining TDR loan of $209,000 was performing in accordance with its modified terms at December 31, 2015.

Liabilities. Total liabilities increased $145.7 million, or 24.2%, to $747.9 million at September 30, 2016, from $602.2 million at December 31, 2015 due primarily to the Branch Purchase. Deposits increased $218.0 million, or 44.9%, to $703.2 million at September 30, 2016, from $485.2 million at December 31, 2015. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $110.4 million, or 103.8%, to $216.8 million at September 30, 2016, from $106.3 million at December 31, 2015, including $6.6 million in public funds acquired in the Branch Purchase. Money market and savings accounts increased $98.9 million, or 52.1%, to $288.7 million at September 30, 2016, from $189.7 million at December 31, 2015. Time deposits increased $8.6 million, or 4.6%, to $197.7 million at September 30, 2016, from $189.1 million at December 31, 2015. Non-retail certificates of deposit which includes brokered certificates of deposit, online certificates of deposit, and public funds increased $14.2 million, or 30.7% to $60.5 million at September 30, 2016, compared to $46.3 million at December 31, 2015. Management remains focused on growth in lower cost relationship-based deposits.

At September 30, 2016, total debt was $30.9 million consisting of borrowings of $21.0 million and a subordinated note, net of $9.8 million. Borrowings decreased $77.7 million, or 78.7%, to $21.0 million at September 30, 2016, from $98.8 million at December 31, 2015, primarily due to the cash received in the Branch Purchase being utilized to repay FHLB advances.

Stockholders’ Equity. Total stockholders’ equity increased to $79.6 million at September 30, 2016, from $75.3 million at December 31, 2015. The increase in stockholders’ equity during the nine months ended September 30, 2016, was primarily related to net income of $8.0 million, and an increase of $695,000 in other comprehensive income (representing unrealized gains in our investment portfolio), primarily offset by common stock repurchases of $4.9 million. During the nine months ended September 30, 2016, the Company repurchased 198,000 shares of its common stock, of which 193,000 shares were purchased in accordance with the stock repurchase plan at an average price per share of $24.79. The Company’s stock repurchase plan announced on July 28, 2015, ended on August 31, 2016. Book value per common share was $27.89 at September 30, 2016, compared to $25.18 at December 31, 2015.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

General. Net income for the three months ended September 30, 2016, increased $1.5 million, or 73.3%, to $3.5 million, from $2.0 million for the three months ended September 30, 2015. The increase in net income was primarily a result of a $2.9 million, or 65.6% increase in noninterest income, and a $1.7 million, or 21.3% increase in interest income, partially offset by a $2.5 million, or 31.7% increase in noninterest expense.

Net income for the nine months ended September 30, 2016, increased $1.1 million, or 15.9%, to $8.0 million, from $6.9 million for the nine months ended September 30, 2015. The increase in net income was primarily a result of a $4.8 million, or 21.2% increase in interest income, and a $4.4 million, or 32.1% increase in noninterest income, partially offset by a $7.1 million, or 32.9% increase in noninterest expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three and nine months ended September 30, 2016 and 2015:

Average Balances	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Assets	2016	2015	2016	2015
Loans receivable (1)	$643,989	$501,852	$600,343	$471,333
Securities available-for-sale, at fair value	83,643	50,518	80,214	47,416
Interest-bearing deposits and certificates of deposit at other financial institutions	36,744	17,060	74,573	17,000
Total interest-earning assets	764,376	569,430	755,130	535,749
Noninterest-earning assets (2)	39,081	26,847	35,026	26,064
Total assets	$803,457	$596,277	$790,156	$561,813

Liabilities and stockholders’ equity
Interest-bearing accounts	$532,069	$417,798	$517,625	$392,141
Borrowings	20,239	28,232	28,660	29,105
Subordinated note	9,817	—	9,812	—
Total interest-bearing liabilities	562,125	446,030	556,097	421,246
Noninterest-bearing accounts	153,209	71,815	147,848	65,029
Other noninterest-bearing liabilities	12,048	7,620	11,222	7,011
Stockholders’ equity	76,075	70,812	74,989	68,527
Total liabilities and stockholders’ equity	$803,457	$596,277	$790,156	$561,813
(1) Includes loans held for sale
(2) Includes BOLI, goodwill, and CDI

Net Interest Income. Net interest income increased $1.6 million, or 22.6%, to $8.8 million for the three months ended September 30, 2016, from $7.1 million for the three months ended September 30, 2015. The increase in net interest income was attributable to a $1.5 million, or 19.5% increase in loans receivable interest income, primarily due to an increase in the average loans receivable balance, and a $209,000, or 63.5% increase in interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions, partially offset by a $107,000, or 11.6% increase in total interest expense, primarily due to the addition of the subordinated note interest expense of $171,000.

Net interest income increased $4.4 million, or 21.5%, to $24.7 million for the nine months ended September 30, 2016, from $20.3 million for the nine months ended September 30, 2015. The increase in net interest income was attributable to a $4.0 million, or 18.0% increase in loans receivable interest income, primarily due to an increase in the average loans receivable balance, and an $877,000, or 100.3% increase in interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions, partially offset by a $480,000, or 18.3% increase in interest expense, primarily due to the addition of the subordinated note interest expense of $512,000.

The net interest margin (“NIM”) decreased 42 basis points to 4.55% for the three months ended September 30, 2016, from 4.97% for the three months ended September 30, 2015, and decreased 70 basis points to 4.36% for the nine months ended September 30, 2016, from 5.06% for the same period of the prior year. The decreased NIM reflects increased balances in overnight cash balances invested at the overnight Fed Funds rate, and growth in lower yielding loan and investment assets. Our strategy to increase the loan portfolio through diversified lending channels has pressured the NIM as the increase in lower yielding real estate and commercial business loans has offset the increase in higher yielding consumer loan products. As a percentage, consumer loans to total gross loans were 28.2% at September 30, 2016, compared to 31.5% at September 30, 2015. The average cost of funds decreased 14 basis points to 0.57% for the three months ended September 30, 2016, from 0.71% for the three months ended September 30, 2015, and a 13 basis points decrease in the cost of funds to 0.59% for the nine months ended September 30, 2016, from 0.72% for the same period in the prior year.  The decrease primarily reflects the growth of relatively low cost transactional non-maturity deposits acquired through the Branch Purchase and the decline in the percentage of higher cost certificates of deposit to total deposits over the last year. Management remains focused on matching deposit duration with the duration of earning assets where appropriate.

Interest Income. Interest income for the three months ended September 30, 2016, increased $1.7 million, or 21.3%, to $9.8 million, from $8.1 million for the three months ended September 30, 2015. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $644.0 million for the three months ended September 30, 2016, compared to $501.9 million for the three months ended September 30, 2015. The average yield on interest-earning assets decreased 52 basis points to 5.09% for the three months ended September 30, 2016, compared to 5.61% for the three months ended September 30, 2015.

Interest income for the nine months ended September 30, 2016, increased $4.8 million, or 21.2%, to $27.8 million, from $22.9 million for the nine months ended September 30, 2015. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $600.3 million for the nine months ended September 30, 2016, compared to $471.3 million for the nine months ended September 30, 2015. The average yield on interest-earning assets decreased 81 basis points to 4.91% for the nine months ended September 30, 2016, compared to 5.72% for the nine months ended September 30, 2015.

Interest Expense. Interest expense increased $107,000, or 11.6%, to $1.0 million for the three months ended September 30, 2016, from $922,000 for the same period of the prior year. The increase during the period was primarily attributable to the $116.1 million, or 26.0% increase in the average balance of interest-bearing liabilities to $562.1 million for the quarter ended September 30, 2016, from $446.0 million for the quarter ended September 30, 2015. The average cost of funds decreased 14 basis point to 0.57% for the three months ended September 30, 2016, compared to 0.71% for the three months ended September 30, 2015. The average cost of deposits decreased 22 basis points to 0.47% for the three months ended September 30, 2016, compared to 0.69% for the three months ended September 30, 2015, reflecting the significant amount of relatively low cost relationship-based transactional deposits acquired in the Branch Purchase and the decline in the percentage of higher cost certificates of deposit to total deposits over the last year.

Interest expense increased $480,000, or 18.3%, to $3.1 million for the nine months ended September 30, 2016, from $2.6 million for the same period of the prior year. The average cost of funds decreased 13 basis points to 0.59% for the nine months ended September 30, 2016, compared to 0.72% for the nine months ended September 30, 2015. The average cost of deposits decreased 22 basis points to 0.48% for the nine months ended September 30, 2016, compared to 0.70% for the nine months ended September 30, 2015.

Provision for Loan Losses.  The provision for loan losses was unchanged at $600,000 for both the three months ended September 30, 2016 and 2015. During the three months ended September 30, 2016, net recoveries totaled $35,000, compared to net charge-offs of $139,000 during the same period last year.

The provision for loan losses was also unchanged at $1.8 million for both the nine months ended September 30, 2016 and 2015. Substandard loans increased $915,000, or 32.1%, to $3.7 million at September 30, 2016, compared to $2.8 million at September 30, 2015. The increase from one year ago was primarily associated with four commercial lines of credit totaling $1.2 million. During the nine months ended September 30, 2016, net recoveries totaled $1,000, compared to net charge-offs of $502,000 during the same period last year.

Noninterest Income. Noninterest income increased $2.9 million, or 65.6%, to $7.2 million for the three months ended September 30, 2016, from $4.4 million for the three months ended September 30, 2015. The increase during the period was primarily due to an increase of $2.3 million in gain on sale of loans, and a $371,000 increase in service charges and fee income primarily associated with the Branch Purchase and growth in the number of home loans serviced by the Bank. One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 40.8% to $232.9 million during the quarter ended September 30, 2016, compared to $165.4 million for the same quarter one year ago. The growth in originations was a result of increased purchase activity associated with the strong home purchase demand in the Pacific Northwest and the continued favorable market interest rates. Purchase production increased by $10.0 million, or 7.6% with $141.7 million in purchased loans that closed during the three months ended September 30, 2016, up from $131.7 million for the three months ended September 30, 2015. Refinances increased by $57.4 million, or 170.8%, to $91.0 million for the three months ended September 30, 2016, from $33.6 million for the same period last year. The percentage of one-to-four-family mortgage loan originations for home purchases was 60.9% of third quarter originations versus 39.1% of third quarter originations for refinance activity. This compares to 79.7%

of originations to purchase a home versus 20.3% to refinance a home in the third quarter of 2015. In addition we recognized a $146,000 gain on sale of investment securities for the three months ended September 30, 2016, compared to none for the same period last year.
Noninterest income increased $4.4 million, or 32.1%, to $18.1 million for the nine months ended September 30, 2016, from $13.7 million for the nine months ended September 30, 2015. The increase during the period was primarily due to an increase of $3.2 million in gain on sale of loans, and a $1.0 million increase in service charges and fee income primarily associated with the Branch Purchase and growth in the number of home loans serviced by the Bank.

Noninterest Expense. Noninterest expense increased $2.5 million, or 31.7% to $10.3 million for the three months ended September 30, 2016, from $7.8 million for the three months ended September 30, 2015. The increase in noninterest expense was primarily a result of a $2.0 million, or 46.4% increase in salaries and benefits which includes $1.8 million of commissions and incentives for the loan production staff, as well as stock-based compensation associated with the 2013 Equity Incentive Plan with the remainder of the increase in salaries and benefits of $200,000 primarily reflecting additional staff due to the Branch Purchase. Other expense categories also increased due to the Branch Purchase including a $332,000, or 29.7% increase in operations costs, a $157,000, or 41.3% increase in data processing, a $140,000, or 100.0% increase in amortization of the core deposit intangible, and a $100,000, or 20.1% increase in occupancy, partially offset by a decrease of $432,000 in acquisition costs. Increases not associated with the Branch Purchase included a $336,000, or 88.7% increase in loan costs, partially offset by a recovery of $216,000 of servicing rights impairment.

Noninterest expense increased $7.1 million, or 32.9% to $28.8 million for the nine months ended September 30, 2016, from $21.7 million for the nine months ended September 30, 2015, primarily as a result of the Branch Purchase and Company growth including a $4.0 million, or 32.5% increase in salaries and benefits, a $1.0 million, or 31.5% increase in operations, a $660,000, or 58.5% increase in loan costs, a $444,000, or 39.2% increase in data processing, a $387,000, or 27.9% increase in occupancy, and a $222,000, or 17.5% increase in professional fees. We also incurred $382,000 in amortization of the core deposit intangible attributable to the Branch Purchase during the nine months ended September 30, 2016, as compared to none in the same period last year.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 64.5% for the three months ended September 30, 2016, compared to 68.0% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the efficiency ratio weakened slightly to 67.4% compared to 63.8% for the nine months ended September 30, 2015. Both periods reflect a greater increase in noninterest income and net interest income as compared to a smaller increase in noninterest expense.

Provision for Income Tax. For the nine months ended September 30, 2016, the Company recorded a provision for income tax expense of $4.2 million on pre-tax income as compared to $3.7 million. The effective tax rate for the nine month period ended September 30, 2016 and 2015 was 34.5% and 34.8%, respectively.

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

At September 30, 2016, the Bank’s total borrowing capacity was $216.2 million with the FHLB of Des Moines, with unused borrowing capacity of $195.0 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At September 30, 2016, the Bank held approximately $277.8 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $83.9 million, and a combined credit limit of $40.0 million in written Fed Funds lines of credit through correspondent banking relationships at September 30, 2016. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At September 30, 2016, the Bank held approximately $164.4 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At September 30, 2016, $21.0 million in FHLB advances and FHLB Fed Funds were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, and Fed Funds lines of credit. The Bank’s Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of Bank deposits or $141.0 million as of September 30, 2016. Total brokered deposits as of September 30, 2016 were $47.1 million.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2016, the approved outstanding loan commitments, including unused lines of credit amounted to $294.5 million. Certificates of deposit scheduled to mature in three months or less at September 30, 2016, totaled $21.6 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for the FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2016, FS Bancorp, Inc. had $2.0 million in cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2016, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at September 30, 2016, the Bank was considered to be well capitalized. At September 30, 2016, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 10.3%, 12.2%, 13.5%, and 12.2%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 14 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at September 30, 2016, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) at September 30, 2016 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect at September 30, 2016 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes common stock repurchases during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
July 1, 2016 - July 31, 2016	1,354	$25.21	1,354	132,388
August 1, 2016 - August 31, 2016	—	—	—	132,388
September 1, 2016 - September 30, 2016	—	—	—	—
Total	1,354	$25.21	1,354	—

The above repurchase plan was announced on July 28, 2015, authorizing the repurchase of up to 325,000 shares, or 10% of the Company’s outstanding shares. All shares were repurchased in the open market. The term of the plan covered a twelve month period and ended on August 31, 2016. No other repurchase plans have been authorized.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: November 9, 2016	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2016	By:	/s/Matthew D. Mullet
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.