Form 10-K
period 2016-12-31
FS Bancorp, Inc.
filed 2017-03-16
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016        OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

As of March 10, 2017, there were 3,065,266 shares of the Registrant’s common stock outstanding. The Registrant’s common stock is listed on the NASDAQ Capital Market under the symbol “FSBW.” The aggregate market value of the common stock held by non-affiliates of the Registrant was $70,082,357, based on the closing sales price of $25.35 per share of the Registrant’s common stock as quoted on the NASDAQ Capital Market on June 30, 2016. For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

FS Bancorp, Inc.

As used in this report, the terms “we,” “our,” “us,” “Company”, and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “1st Security Bank of Washington” or the “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

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

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all including in particular, the branches we purchased from Bank of America;

•	our ability to control operating costs and expenses;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to successfully manage our growth;

•
legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in regulation policies and principles, an increase in regulatory capital requirements or change in the interpretation of regulatory capital or other rules, including as a result of Basel III;

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

•
other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products, and services and other risks described elsewhere in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission.

ii

Any of the forward-looking statements made in this Form 10-K and in other public statements may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. The Company undertakes no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.
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

iii

PART 1
Item 1. Business

General
FS Bancorp, Inc. ( “FS Bancorp” or the “Company”), a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank of Washington (“1st Security Bank of Washington” or the “Bank”) upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2016, the Company had consolidated total assets of $827.9 million, total deposits of $712.6 million, and stockholders’ equity of $81.0 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the consolidated financial statements and related data, relates primarily to the Bank.
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
At December 31, 2016, the Bank maintained its main administrative office, eleven bank branch locations and seven loan production offices in suburban communities in the greater Puget Sound area. The Bank also has one loan production office in the Tri-Cities, Washington opened in the fourth quarter of 2014. The Bank purchased four retail bank branches from Bank of America (two in Clallam and two in Jefferson counties) on January 22, 2016 (the “Branch Purchase”). These branches opened as 1st Security Bank branches on January 25, 2016. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 Business Combinations” of this Form 10-K. In November 2016, the Bank installed a free standing ATM in Kingston, Washington.
The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, home loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans, represent the largest portion of the loan portfolio and have traditionally been the mainstay of the Company’s lending strategy. Going forward, the Company plans to place more emphasis on certain lending products, such as commercial real estate loans including speculative residential construction loans, one-to-four-family loans, and commercial business loans, while growing the current size of the consumer loan portfolio. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale into the secondary market, through a mortgage banking program. The Company's lending strategies are intended to take advantage of: (1) the Company’s historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities, and (3) relationship lending. Retail deposits will continue to serve as an important funding source. For more information regarding the business and operations of 1st Security Bank of Washington, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
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

Market Area

The Company conducts operations out of its main administrative office, seven loan production offices, and eleven full-service bank branch offices in the Puget Sound region of Washington, as well as one loan production office in eastern Washington. The administrative office is located in Mountlake Terrace, in Snohomish County, Washington. The four stand-alone home lending offices in the Puget Sound region are located in Puyallup, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, Everett, in Snohomish County, and the one stand-alone home lending office is located in Tri-Cities (Kennewick), in Benton County, Washington. Regarding the eleven full-service bank branches, three branch offices are located in Snohomish County, two branch offices are located in King County, two branch offices are located in Clallam County, two branch offices in Jefferson County, one branch office is located in Pierce County, and one in Kitsap County. On January 22, 2016, the Bank completed the Branch Purchase and acquired four branches located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. The Branch Purchase expanded our Puget Sound-focused retail footprint onto the Olympic Peninsula and provided an opportunity to extend our unique brand of community banking into those communities.
The primary market area for business operations is the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area (the “Seattle MSA”). Kitsap County, though not in the Seattle MSA, is also part of the Company’s market area. This overall region is typically known as the Puget Sound region. The population of the Puget Sound region was an estimated 4.2 million in 2016, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.
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
King County, the location of the city of Seattle, has the largest employment base and overall level of economic activity. Six of the largest employers in the state are headquartered in King County including Microsoft Corporation, University of Washington, Amazon.com, Starbucks, Costco, and Swedish Health Services. Pierce County’s economy is also well diversified with the presence of military related government employment (Joint Base Lewis-McChord), along with health care (the Multicare Health System and the Franciscan Health System). In addition, there is a large employment base in the economic sectors of shipping (the Port of Tacoma) and aerospace employment (Boeing). Snohomish County to the north has an economy based on aerospace employment (Boeing), military (the Everett Naval Station) along with additional employment concentrations in biotechnology, electronics/computers, and wood products.
The United States Navy is a key element for Kitsap County’s economy. The United States Navy is the largest employer in the county, with installations at Puget Sound Naval Shipyard, Naval Undersea Warfare Center Keyport and Naval Base Kitsap (which comprises former Naval Submarine Base Bangor, and Naval Station Bremerton). The largest private employers in the county are the Harrison Medical Center and Port Madison Enterprises.
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
Unemployment in Washington was an estimated 5.2% as of December 31, 2016, down from a high of 10.2% in March 2010, closely paralleling national trends as disclosed in the U.S. Bureau of Labor Statistics. King County had the lowest unemployment rate in the state at 3.4%, much lower than the state average of 5.2% and national average of

4.9%, respectively, and improved from 4.5% at year end 2015. At December 31, 2016, the estimated unemployment rate in Pierce County was 6.0%, down from 6.1% as of December 31, 2015. The estimated unemployment rate in Snohomish County at year end 2016 was 3.9%, down from 5.0% at year end 2015. Kitsap County’s unemployment rate remained the same with an estimated 5.5% at both December 31, 2016 and 2015. Of the four counties, King and Snohomish counties reflected the largest improvement year over year with unemployment dropping 1.1% in both counties. Outside of the Puget Sound area, the Tri-Cities market includes two counties, Benton and Franklin, and the recently acquired four retail branches are in Clallam and Jefferson counties. The estimated unemployment rate in Benton County at year end 2016 was 7.0%, down slightly from 7.1% at year end 2015. At December 31, 2016, the estimated unemployment rate in Franklin County rose slightly to 9.5%, from 9.4% at December 31, 2015. For Clallam and Jefferson counties, the estimated unemployment rates at December 31, 2016 was 8.1% and 7.4%, respectively, compared to 8.3% and 7.3%, respectively at December 31, 2015.
According to the Washington Center for Real Estate Research, home values in the State of Washington continued to improve in 2016. For the quarter ended December 31, 2016, the average home value was $590,000 in King County, $393,000 in Snohomish County, $288,000 in Kitsap County, $286,000 in Pierce County, $221,000 for both Benton and Franklin counties, $243,000 for Clallam County, and $353,000 for Jefferson County. Compared to the statewide average increase in home values of 10.3% in the fourth quarter of 2016, Jefferson, King, Clallum, and Pierce counties outperformed the state average, with 22.2%, 19.3%, 12.8%, and 12.2% increases, respectively. Although below the state average, Snohomish County experienced a 9.1% increase in home values during 2016, Kitsap County was up 7.4%, and both Benton and Franklin counties increased 6.1% year over year.
For a discussion regarding the competition in the Company’s primary market area, see “Competition.”
Lending Activities

General. Historically, the Company’s primary emphasis was the origination of consumer loans (primarily indirect home improvement and automobile-secured loans), one-to-four-family residential first mortgages, and second mortgage/home equity loan products. As a result of the Company’s initial public offering in 2012, while maintaining the active indirect consumer lending program, the Company shifted its lending focus to include non-mortgage commercial business loans, as well as commercial real estate which includes construction and development loans. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale in the secondary market. While maintaining the Company’s historical strength in consumer lending, the Company has added management and personnel in the commercial and home lending areas to take advantage of the relatively favorable long-term business and economic environments prevailing in the markets.

Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	December 31,
(Dollars in thousands)	2016		2015		2014		2013		2012
Real estate loans	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$55,871	9.23%	$50,034	9.78%	$42,970	10.90%	$32,970	11.48%	$33,250	11.88%
Construction and development	94,462	15.60	80,806	15.80	57,813	14.67	41,633	14.49	31,893	11.39
Home equity	20,081	3.32	16,540	3.24	15,737	3.99	15,172	5.28	15,474	5.53
One-to-four-family(1)	124,009	20.48	102,921	20.13	46,801	11.87	20,809	7.25	13,976	4.99
Multi-family	37,527	6.20	22,223	4.35	16,201	4.11	4,682	1.63	3,202	1.14
Total real estate loans	331,950	54.83	272,524	53.30	179,522	45.54	115,266	40.13	97,795	34.93

Consumer loans
Indirect home improvement	107,759	17.80	103,064	20.16	99,304	25.19	91,167	31.74	83,786	29.93
Solar	36,503	6.03	29,226	5.72	18,162	4.61	16,838	5.86	2,463	0.89
Marine	28,549	4.71	23,851	4.66	16,713	4.24	11,203	3.90	17,226	6.15
Other consumer	1,915	0.32	2,181	0.43	2,628	0.66	3,498	1.22	5,195	1.86
Total consumer loans	174,726	28.86	158,322	30.97	136,807	34.70	122,706	42.72	108,670	38.83

Commercial business loans
Commercial and industrial	65,841	10.88	59,619	11.66	55,624	14.11	42,657	14.85	34,519	12.33
Warehouse lending	32,898	5.43	20,817	4.07	22,257	5.65	6,587	2.30	38,946	13.91
Total commercial business loans	98,739	16.31	80,436	15.73	77,881	19.76	49,244	17.15	73,465	26.24
Total loans receivable, gross	605,415	100.00%	511,282	100.00%	394,210	100.00%	287,216	100.00%	279,930	100.00%

Less:
Allowance for loan losses	(10,211)		(7,785)		(6,090)		(5,092)		(4,698)
Deferred costs, fees and discounts, net	(1,887)		(962)		(946)		(1,043)		(283)
Total loans receivable, net	$593,317		$502,535		$387,174		$281,081		$274,949

(1) Excludes loans held for sale.

The following table shows the composition of the loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

(Dollars in thousands)	December 31,
Fixed-rate loans:	2016		2015		2014		2013		2012
Real estate loans	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$30,445	5.03%	$26,189	5.12%	$23,144	5.87%	$23,210	8.08%	$20,947	7.48%
Construction and development	—	—	315	0.06	322	0.08	525	0.18	3,958	1.41
Home equity	1,644	0.27	2,146	0.42	2,677	0.68	2,664	0.93	2,557	0.91
One-to-four-family(1)	10,267	1.69	9,305	1.82	8,108	2.06	19,981	6.96	8,328	2.98
Multi-family	4,538	0.75	2,659	0.52	3,240	0.82	3,467	1.21	2,053	0.73
Total real estate loans	46,894	7.74	40,614	7.94	37,491	9.51	49,847	17.36	37,843	13.51
Consumer loans	174,041	28.75	157,805	30.87	136,368	34.59	122,346	42.60	108,500	38.76
Commercial business loans
Commercial and industrial	26,901	4.45	17,440	3.41	16,197	4.11	19,792	6.89	16,959	6.06
Total commercial business loans	26,901	4.45	17,440	3.41	16,197	4.11	19,792	6.89	16,959	6.06
Total fixed-rate loans	247,836	40.94	215,859	42.22	190,056	48.21	191,985	66.85	163,302	58.33

Adjustable-rate loans:
Real estate loans
Commercial	25,426	4.20	23,845	4.66	19,826	5.03	9,760	3.40	12,303	4.40
Construction and development	94,462	15.60	80,491	15.74	57,491	14.58	41,108	14.31	27,935	9.98
Home equity	18,437	3.05	14,394	2.82	13,060	3.31	12,508	4.35	12,917	4.62
One-to-four-family(1)	113,742	18.79	93,616	18.31	38,693	9.82	828	0.29	5,648	2.02
Multi-family	32,989	5.45	19,564	3.83	12,961	3.29	1,215	0.42	1,149	0.41
Total real estate loans	285,056	47.09	231,910	45.36	142,031	36.03	65,419	22.77	59,952	21.43
Consumer loans	685	0.11	517	0.10	439	0.11	360	0.12	170	0.06
Commercial business loans
Commercial and industrial	38,940	6.43	42,178	8.25	39,427	10.00	22,865	7.96	17,560	6.27
Warehouse lending	32,898	5.43	20,818	4.07	22,257	5.65	6,587	2.30	38,946	13.91
Total commercial business loans	71,838	11.86	62,996	12.32	61,684	15.65	29,452	10.26	56,506	20.18
Total adjustable-rate loans	357,579	59.06	295,423	57.78	204,154	51.79	95,231	33.15	116,628	41.67
Total loans receivable, gross	605,415	100.00%	511,282	100.00%	394,210	100.00%	287,216	100.00%	279,930	100.00%

Less:
Allowance for loan losses	(10,211)		(7,785)		(6,090)		(5,092)		(4,698)
Deferred costs, fees and discounts, net	(1,887)		(962)		(946)		(1,043)		(283)
Total loans receivable, net	$593,317		$502,535		$387,174		$281,081		$274,949
(1) Excludes loans held for sale.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2016, regarding the dollar amount and current rates of interest for the loans maturing or repricing in the portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

	Real Estate
(Dollars in thousands)	Commercial		Construction and Development		Home Equity		One-to-Four-Family (2)		Multi-family		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2017(1)	$2,565	4.81%	$85,199	6.10%	$18,806	4.86%	$416	6.14%	$2,266	5.45%	$1,677	9.87%	$82,825	4.83%	$193,754	5.44%
2018	2,608	5.69	4,495	5.79	—	—	1,228	4.39	1	5.25	2,086	7.28	46	7.49	10,464	5.90
2019	3,004	4.45	—	—	—	—	915	4.87	1	3.15	3,507	7.45	1,782	5.44	9,209	5.83
2020 and 2021	8,961	4.38	—	—	213	7.76	1,509	4.74	5	5.97	9,740	8.24	5,384	4.56	25,812	5.92
2022 to 2026	36,878	4.78	—	—	388	6.95	6,805	4.68	32,698	4.22	46,138	8.14	7,527	4.20	130,434	5.80
2027 to 2031	1,366	4.85	382	5.75	—	—	3,262	4.04	2,395	4.95	99,846	6.61	1,175	5.34	108,426	6.46
2032 and following	489	6.50	4,386	4.05	674	7.54	109,874	4.10	161	5.44	11,732	6.38	—	—	127,316	4.34
Total	$55,871	4.76%	$94,462	5.98%	$20,081	5.02%	$124,009	4.15%	$37,527	4.35%	$174,726	7.15%	$98,739	4.78%	$605,415	5.50%
_______________
(1) Includes demand loans, loans having no stated maturity and overdraft loans.
(2) Excludes loans held for sale.

The total amount of loans due after December 31, 2017, which have predetermined interest rates is $231.4 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $180.3 million.

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
The Board of Directors has implemented a lending limit policy that it believes matches the Washington State legal lending limit. At December 31, 2016, the Company’s policy limits loans to one borrower and the borrower’s related entities to 20% of the Bank’s unimpaired capital and surplus, or $19.6 million at December 31, 2016. Management has adopted an internal lending limit of a maximum of 80% of the Bank’s legal lending limit for risk mitigation purposes and all loans over this limit require approval from the AQC. The Bank’s largest lending relationship at December 31, 2016, consisted of two commercial real estate loans having combined commitments of $14.0 million to two related companies. Both of these loans are secured by residential construction projects located primarily in King County, Washington, having a combined outstanding balance of $6.6 million at December 31, 2016. The second largest lending relationship consisted of two real estate secured lines of credit having combined commitments of $12.3 million to two companies. Both of these loans are secured by single family rental homes located in Snohomish and Island counties, Washington. The outstanding balance of these two lines of credit was $11.3 million at December 31, 2016. The third largest lending relationship consisted of 15 loans to eight related companies having combined commitments of $10.4 million. Seven of these loans are secured by a mix of owner and non-owner occupied commercial real estate properties located in King County, Washington, which had an aggregate outstanding balance of $8.2 million at December 31, 2016. The remaining eight loans with an aggregate outstanding balance of $1.8 million are secured by the respective borrowers’ business assets. All of the loans listed above were performing in accordance with their repayment terms at December 31, 2016.
At December 31, 2016, the Company had $35.0 million approved in mortgage warehouse lending lines for six companies. The commitments ranged from $3.0 million to $9.0 million. At December 31, 2016, there was $7.8 million in warehouse lines outstanding, compared to $33.0 million approved in warehouse lending lines with $5.4 million outstanding at December 31, 2015. In addition, the Company had $49.0 million approved commercial construction warehouse lending lines for eight companies. The commitments range from $4.0 million to $9.0 million. At December 31, 2016, there was $25.1 million outstanding, compared to $25.0 million approved in commercial warehouse lending lines for five companies with $15.4 million outstanding at December 31, 2015.
Commercial Real Estate Lending. The Company offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including multi-family residences, retail centers, warehouses and office buildings located in the market areas. At December 31, 2016, commercial real estate loans (including $37.5 million of multi-family residential loans) totaled $93.4 million, or 15.4%, of the gross loan portfolio.
The Company’s loans secured by commercial real estate are originated with a fixed or variable interest rate for up to a 15-year maturity and a 30-year amortization. The variable rate loans are indexed to the prime rate of interest or a short-term LIBOR rate, or five or seven-year FHLB rate, with rates equal to the prevailing index rate to 5.0% above the prevailing rate. Loan-to-value ratios on the Company’s commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. In addition, personal guarantees are obtained from the primary borrowers on substantially all credits.
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
Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to-four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four-family because the collateral securing these loans typically cannot be sold as easily as one-to-four-family. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial real estate loan at December 31, 2016 was a 50% participation loan originated by another bank in the Puget Sound area. The Bank’s share of the total outstanding loan at December 31, 2016 was $5.1 million, and is collateralized by commercial real estate located in King County, Washington. At December 31, 2016 this loan was performing in accordance with its repayment terms.
The Company intends to continue to emphasize commercial real estate lending and, as a result, the Company has assembled a highly experienced team, with an average of over 20 years of experience. The Bank’s Chief Credit Officer and Chief Lending Officer are both senior bankers with over 25 years of commercial lending experience in the northwestern U.S. region. Management has also hired experienced commercial loan officers to support the Company’s commercial real estate lending objectives. As the commercial loan portfolio expands, the Company intends to bring in additional experienced personnel in the areas of loan analysis and commercial deposit relationship management, as needed.
Construction and Development Lending. The Company expanded its residential construction lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Company has implemented this strategy to take advantage of what is believed to be a strong demand for construction and ADC loans to experienced, successful and relationship driven builders in our market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2016, outstanding construction and development loans totaled $94.5 million, or 15.6%, of the gross loan portfolio and consisted of loans for residential and commercial construction projects, primarily for vertical construction and $3.8 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2016, was $154.3 million. At December 31, 2016, $57.0 million, or 60.3% of our outstanding construction and development loan portfolio was comprised of speculative one-to-four-family construction loans. In addition, the Company has eight commercial secured lines of credit, secured by notes to residential construction borrowers with guarantees from principles with experience in the construction re-lending market. These loans had combined commitments of $49.0 million, and an outstanding balance of $25.1 million at December 31, 2016.
The Company’s residential commercial construction lending program focuses on the origination of loans for the purpose of constructing, on both a pre-sold and speculative basis, and selling primarily one-to-four-family residences within the market area. The Company generally limits these types of loans to known builders and developers in the market area. Construction loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan is generally paid off through the sale of the newly constructed home and a permanent loan from another lender, although commitments to convert to a permanent loan may be made by us. Construction loans are generally made with a maximum loan-to-value ratio of the lower of 95% of cost or 75% of appraised value at completion. During the term of construction, the accumulated interest on the loan is typically added to the principal balance of the loan through an interest reserve of 3% to 5.5% of the loan commitment amount.
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
The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2016, included in the $94.5 million of construction and development loans, were six residential land acquisition and development loans for finished lots totaling $3.8 million, with total commitments of $6.9 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.
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
Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences as there is the added risk associated with identifying an end-purchaser for the finished project. Loans on land under development or held for future construction pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.
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
Home Equity Lending. The Company has been active in second mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of ten years plus and a term to maturity of 15 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratio of up to 90%, including any underlying first mortgage. Second mortgage home equity loans are typically fixed rate, amortizing loans with terms of up to 15 years. Total second mortgage/home equity loans totaled $20.1 million, or 3.3% of the gross loan portfolio, at December 31, 2016, $18.4 million of which were adjustable rate home equity lines of credit. Unfunded commitments on loans and lines of credit at December 31, 2016, was $26.1 million.
Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $770.2 million of one-to-four-family consumer mortgages and sold $711.7 million to investors in 2016. Of the loans sold to investors, $452.7 million were sold to Fannie Mae, Ginnie Mae, FHLB, and/or Freddie Mac with servicing rights retained in order to further build the relationship with the customer. At December 31, 2016, one-to-four-family residential mortgage loans totaled $124.0 million, or 20.5%, of the gross loan portfolio, excluding loans held for sale of $52.6 million. In addition, the Company originated $3.8 million in residential loans through our commercial lending channel, secured by single family rental homes in Washington, with combined commitments of $12.3 million, and an outstanding balance of $11.3 million at

December 31, 2016 that are not included in our one-to-four-family residential mortgage loan portfolio. See “Commercial Business Lending.”
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
Consumer Lending. Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. At December 31, 2016, consumer loans totaled $174.7 million, or 28.9% of the gross loan portfolio.
The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s lending strategy. These loans totaled $107.8 million, or 17.8% of the gross loan portfolio, and 61.7% of total consumer loans, at December 31, 2016. Indirect home improvement loans are originated through a network of 115 home improvement contractors and dealers located in Washington, Oregon, Idaho, and California. Four dealers are responsible for a majority (50.5%) of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, and roofing materials.
In order to grow the Company’s indirect home improvement loan volume, the Company expanded into the State of California in 2012 with a limited number of contractors and dealers of solar loans. Solar loans are the second largest portion of the consumer loan portfolio which totaled $36.5 million, or 6.0% of the gross loan portfolio. As of December 31, 2016, the Company had $36.2 million in loans to borrowers that reside in California, or 99.2% of total solar loans, 20.7% of total consumer loans. The Company’s primary home improvement focus in California is on consumer solar panel installations which comprise 99.2% of the volume originated in California.
In connection with fixture secured and solar loans, the Company receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. The loans are processed through the loan origination software, with approximately 20% of the loan applications receiving an automated approval based on the information provided, and the remaining loans processed by the Company’s credit analysts. The Company follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using a Fair Isaac and Company, Incorporated (“FICO”), credit score to approve loans. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting in addition to the borrower’s debt to income.
The Company’s fixture secured and solar loans generally range in amounts from $2,500 to $50,000, and generally carry terms of 12 to 20 years with fixed rates of interest. In some instances, the participating dealer may pay a fee to buy down the borrower’s interest rate to a rate below the Company’s published rate. Fixture secured and solar loans are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence. The Company generally files a UCC-2 financing statement to perfect the security interest in the personal property in situations where the borrower’s credit score is below 720 or the home improvement loan is for an amount in excess of $5,000. Perfection gives the Company a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest.  The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.
The Company also offers consumer marine loans secured by boats. Marine loans represent the third largest segment of the consumer loan portfolio. As of December 31, 2016, the marine loan portfolio totaled $28.5 million, or

4.7% of the gross loan portfolio and 16.3% of total consumer loans. Marine loans are originated with borrowers on both a direct and indirect basis, and generally carry terms of up to 20 years with fixed rates of interest. The Company requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.
The Company originates other consumer loans which totaled $1.9 million as of December 31, 2016. These loans primarily include personal lines of credit, automobile, direct home improvement, loans on deposit, and recreational loans.
In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score typically indicates a greater degree of creditworthiness. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods. As of December 31, 2016, 71.2% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 95.6% was originated with borrowers having a FICO score over 660 at the time of origination. Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. A credit score at the time of loan origination of less than 660 is considered “subprime” by federal banking regulators. Borrowers of our one-to-four-family loans had an average FICO score of 725 at the time of loan origination. Consideration for loans with FICO scores below 660 require additional management oversight and approval.
Consumer loans generally have shorter terms to maturity, which reduces the Company’s exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Consumer and other loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as boats, automobiles and other recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In the case of fixture secured and solar loans, it is very difficult to repossess the personal property securing these loans as they are typically attached to the borrower’s personal residence. Accordingly, if a borrower defaults on a fixture secured or solar loan the only practical recourse is to wait until the borrower wants to sell or refinance the home, at which time if there is a perfected security interest the Company generally will be able to collect a percentage of the loan previously charged off.
Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory or property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party mortgage bankers. Under this program the Company provides short term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Company’s warehouse lending lines are secured by the underlying notes associated with one-to-four-family mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principal shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. The Company also has construction warehouse lines secured by notes on construction loans and guaranteed by principles with experience in construction lending. At December 31, 2016, the Company had $35.0 million approved in mortgage warehouse lending lines for six companies. The commitments ranged from $3.0 million to $9.0 million. At December 31, 2016, there was $7.8 million in warehouse lines outstanding, compared to $33.0 million approved in warehouse lending lines with $5.4 million outstanding at December 31, 2015. In addition, the Company had $49.0 million approved commercial construction warehouse lending lines for eight companies. The commitments range from $4.0 million to $9.0 million. At December 31, 2016, there was $25.1 million outstanding, compared to $25.0 million approved in commercial warehouse lending lines for five companies with $15.4 million outstanding at December 31, 2015.

Commercial business loans may be fixed-rate, but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of the commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest only payments required during the term, while other loans may reprice on an annual basis and amortize over a two to five year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which is generally set between 3.5% and 5.5%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2016, the commercial business loan portfolio totaled $98.7 million, or 16.3%, of the gross loan portfolio including warehouse lending loans.
At December 31, 2016, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of credit analysis. The Company generally requires personal guarantees on commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. The two largest commercial business lending relationships consisted of two commercial lines of credit to two related companies, and two real estate secured lines of credit to two related companies. The first two commercial lines of credit, secured by notes for residential construction projects located primarily in King County, Washington, have combined commitments of $14.0 million, and an outstanding balance of $6.6 million at December 31, 2016. These loans are classified as construction warehouse loans and included in our warehouse lending program. The other two real estate secured lines of credit, secured by single family rental homes located in Snohomish and Island counties, Washington, have combined commitments of $12.3 million, and an outstanding balance of $11.3 million at December 31, 2016.
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
Loan Originations, Servicing, Purchases and Sales

The Company originates both fixed-rate and adjustable-rate loans. The ability to originate loans, however, is dependent upon customer demand for loans in the market areas. From time to time to supplement our loan originations and based on our asset/liability objectives we will also purchase bulk loans or pools of loans from other financial institutions.
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
The Company will sell long-term, fixed-rate residential real estate loans in the secondary market to mitigate interest rate risk. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allowed for a servicing fee on loans when the servicing is retained by the Company. A majority of residential real estate loans sold by the Company were sold with servicing retained. The Company earned gross mortgage servicing fees of $2.0 million for the year ended December 31, 2016. At December 31, 2016, the Company was servicing $973.5 million of one-to-four-family loans for Federal National

Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association, and Federal Home Loan Bank. These mortgage servicing rights constituted a $8.5 million asset on the books on that date, which is amortized in proportion to and over the period of the net servicing income. These mortgage servicing rights are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of the servicing rights at December 31, 2016 was $11.7 million. See Notes 5 and 15 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The following table presents the activity during the year ended December 31, 2016, related to loans serviced for others.

Beginning balance at January 1, 2016	(In thousands)
One-to-four-family	$631,940
Consumer	2,191
Commercial business	1,988
Subtotal	636,119
Additions
One-to-four-family	452,655
Repayments
One-to-four-family	(111,054)
Consumer	(563)
Commercial business	(39)
Subtotal	(111,656)
Ending balance at December 31, 2016
One-to-four-family	973,541
Consumer	1,628
Commercial business	1,949
Total	$977,118

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

(In thousands)	Years Ended December 31,
Originations by type:	2016	2015
Fixed-rate:
Commercial	$9,812	$5,172
Home equity	2,504	1,256
One-to-four-family (1)	3,990	3,309
Loans held for sale (one-to-four-family)	704,366	531,460
Multi-family	2,061	784
Consumer	84,039	79,789
Commercial business (excluding warehouse lines)	21,830	4,709
Total fixed-rate	828,602	626,479
Adjustable- rate:
Commercial	10,224	9,691
Construction and development	73,730	126,095
Home equity	12,793	8,498
One-to-four-family (1)	51,136	54,992
Loans held for sale (one-to-four-family)	14,498	40,285
Multi-family	15,209	7,001
Consumer	1,484	973
Commercial business (excluding warehouse lines)	104,073	65,695
Warehouse lines, net	2,416	(4,685)
Total adjustable-rate	285,563	308,545
Total loans originated	1,114,165	935,024
Purchases by type:
Adjustable-rate:
One-to-four-family (1)	—	16,255
Total loans purchased	—	16,255
Sales and repayments:
Commercial	(111)	—
Loans held for sale (one-to-four-family)	(711,698)	(551,455)
Consumer	—	—
Total loans sold	(711,809)	(551,455)
Total principal repayments	(300,595)	(263,810)
Total reductions	(1,012,404)	(815,265)
Net increase	$101,761	$136,014
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

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, the Company attempts to cure the delinquency by contacting the borrower. In the case of loans secured by residential real estate, a late notice typically is sent 16 days after the due date, and the borrower is contacted by phone within 16 to 25 days after the due date. When the loan is 30 days past due, an action plan is formulated for the credit under the direction of the Loan Control department manager. Generally, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a loan control representative who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, a loan control representative will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. Between 90 - 120 days past due, a value is obtained for the loan collateral. At that time, a mortgage analysis is completed to determine the loan-to-value ratio and any collateral deficiency. If foreclosed, the Company customarily takes title to the property and sells it directly through a real estate broker.
Delinquent consumer loans are handled in a similar manner. Appropriate action is taken in the form of phone calls and notices to collect any loan payment that is delinquent more than 16 days. Once the loan is 90 days past due, it is classified as non-accrual. Generally, credits are charged off if past due 120 days, unless the collections department provides support for a customer repayment plan. Bank procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.
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
The following table shows delinquent loans by the type of loan and number of days delinquent at December 31, 2016. Categories not included in the table below did not have any delinquent loans at December 31, 2016.

	Loans Delinquent For:
(Dollars in thousands)	60-89 Days			90 Days or More			Total Loans Delinquent 60 Days or More
Real estate loans	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
Home equity	—	$—	—%	5	$210	1.05%	5	$210	1.05%
Total real estate loans	—	—	—	5	210	0.06	5	210	0.06
Consumer loans
Indirect home improvement	31	278	0.26	20	167	0.15	51	445	0.41
Solar	—	—	—	2	69	0.19	2	69	0.19
Other consumer	2	2	0.10	2	4	0.21	4	6	0.31
Total consumer loans	33	280	0.16	24	240	0.14	57	520	0.30
Total	33	$280	0.05%	29	$450	0.07%	62	$730	0.12%

Non-performing Assets. The following table sets forth information with respect to the Company’s non-performing assets.

(Dollars in thousands)	December 31,
Non-accruing loans:	2016	2015	2014	2013	2012
Real estate loans
Commercial	$—	$—	$—	$567	$783
Home equity	210	47	61	172	248
One-to-four-family	—	525	73	104	344
Total real estate loans	210	572	134	843	1,375
Consumer loans
Indirect home improvement	435	408	250	258	295
Solar	69	37	29	—	—
Marine	—	—	19	—	—
Other consumer	7	—	1	—	42
Total consumer loans	511	445	299	258	337
Commercial business loans
Commercial and industrial	—	—	—	—	194
Total Commercial business loans	—	—	—	—	194
Total non-accruing loans	721	1,017	433	1,101	1,906
Accruing loans contractually past due 90 days or more	—	—	—	—	—
Real estate owned	—	—	—	2,075	2,127
Repossessed consumer property	15	—	—	32	31
Total non-performing assets	$736	$1,017	$433	$3,208	$4,064
Restructured loans	$57	$734	$783	$815	$3,260
Total non-performing assets as a percentage of total assets	0.09%	0.15%	0.08%	0.77%	1.13%

For the year ended December 31, 2016, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $8,000. Prior to non-accrual status, the amount of interest income included in net income for the year ended December 31, 2016 was $47,000 for these loans.
Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had no real estate owned properties as of December 31, 2016.
Restructured Loans. According to generally accepted accounting principles in the United States of America (“U.S. GAAP”), the Company is required to account for certain loan modifications or restructuring as a “troubled debt restructuring.” In general, the modification or restructuring of a debt is considered a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrowers that would not otherwise be considered. The Company had one restructured loan at December 31, 2016, of $57,000 that was performing in accordance with its modified terms.
Other Assets Especially Mentioned. At December 31, 2016, there were no loans with respect to which known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.
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
In connection with the filing of periodic reports with the FDIC and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Company’s assets, at December 31, 2016, the Company had classified $8.0 million of assets as substandard. The $8.0 million of classified assets represented 9.9% of equity and 1.0% of total assets at December 31, 2016. The Company had no assets classified as special mention at December 31, 2016.
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
The provision for loan losses was $2.4 million for the year ended December 31, 2016. The allowance for loan losses was $10.2 million, or 1.7% of gross loans receivable at December 31, 2016, as compared to $7.8 million, or 1.5% of gross loans receivable outstanding at December 31, 2015. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates. Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.
Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects probable incurred loan losses in the loan portfolio. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015 - Provision for Loan Losses” and Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	December 31,
(Dollars in thousands)	2016			2015			2014			2013			2012
Allocated at end of year to:	Loan balance	Percent of loan balance in each category to total loans	Allowance for loan losses by loan category	Loan balance	Percent of loan balance in each category to total loans	Allowance for loan losses by loan category	Loan balance	Percent of loan balance in each category to total loans	Allowance for loan losses by loan category	Loan balance	Percent of loan balance in each category to total loans	Allowance for loan losses by loan category	Loan balance	Percent of loan balance in each category to total loans	Allowance for loan losses by loan category
Real estate loans
Commercial	$55,871	9.23%	$708	$50,034	9.78%	$514	$42,970	10.90%	$559	$32,970	11.48%	$377	$33,250	11.88%	$242
Construction and development	94,462	15.60	1,273	80,806	15.80	1,157	57,813	14.67	675	41,633	14.49	591	31,893	11.39	556
Home equity	20,081	3.32	244	16,540	3.24	222	15,737	3.99	187	15,172	5.28	612	15,474	5.53	596
One-to-four-family	124,009	20.48	947	102,921	20.13	770	46,801	11.87	303	20,809	7.25	336	13,976	4.99	275
Multi-family	37,527	6.20	375	22,223	4.35	211	16,201	4.11	143	4,682	1.63	47	3,202	1.14	21
Total real estate loans	331,950	54.83	3,547	272,524	53.30	2,874	179,522	45.54	1,867	115,266	40.13	1,963	97,795	34.93	1,690

Consumer loans
Indirect home improvement	107,759	17.80	1,404	103,064	20.16	1,157	99,304	25.19	1,146	91,167	31.74	1,198	83,786	29.93	1,795
Solar	36,503	6.03	407	29,226	5.72	299	18,162	4.61	137	16,838	5.86	195	2,463	0.89	53
Marine	28,549	4.71	229	23,851	4.66	192	16,713	4.24	108	11,203	3.90	86	17,226	6.15	233
Other consumer	1,915	0.32	42	2,181	0.43	33	2,628	0.66	40	3,498	1.22	33	5,195	1.86	77
Total consumer loans	174,726	28.86	2,082	158,322	30.97	1,681	136,807	34.70	1,431	122,706	42.72	1,512	108,670	38.83	2,158

Commercial business loans
Commercial and industrial	65,841	10.88	2,297	59,619	11.66	1,035	55,624	14.11	849	45,242	15.75	735	34,519	12.33	383
Warehouse lending	32,898	5.43	378	20,817	4.07	361	22,257	5.65	340	4,002	1.40	65	38,946	13.91	432
Total commercial business loans	98,739	16.31	2,675	80,436	15.73	1,396	77,881	19.76	1,189	49,244	17.15	800	73,465	26.24	815
Unallocated reserve	—	—	1,907	—	—	1,834	—	—	1,603	—	—	817	—	—	35
Total	$605,415	100.00%	$10,211	$511,282	100.00%	$7,785	$394,210	100.00%	$6,090	$287,216	100.00%	$5,092	$279,930	100.00%	$4,698

The following table sets forth an analysis of the allowance for loan losses at the dates and or the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014	2013	2012
Balance at beginning of year	$7,785	$6,090	$5,092	$4,698	$4,345
Charge-offs:
Real estate loans
Commercial	—	191	120	340	48
Construction and development	—	—	—	194	94
Home equity	65	57	94	257	381
One-to-four-family	—	—	—	18	257
Total real estate loans	65	248	214	809	780
Consumer loans
Indirect home improvement	822	1,265	1,341	1,562	2,156
Solar	50	92	—	—	—
Marine	81	63	15	43	—
Other consumer	49	46	51	152	425
Total consumer loans	1,002	1,466	1,407	1,757	2,581
Commercial business loans
Commercial and industrial	—	40	75	63	179
Total commercial business loans	—	40	75	63	179
Total charge-offs	1,067	1,754	1,696	2,629	3,540
Recoveries:
Real estate loans
Commercial	—	191	—	38	—
Home equity	68	33	80	35	9
One-to-four-family	48	—	104	18	—
Total real estate loans	116	224	184	91	9
Consumer loans
Indirect home improvement	780	870	630	510	630
Marine	29	33	13	17	—
Other consumer	81	56	65	219	322
Total consumer loans	890	959	708	746	952
Commercial business loans
Commercial and industrial	87	16	2	16	19
Total commercial business loans	87	16	2	16	19

Total recoveries	1,093	1,199	894	853	980

Net (recoveries) charge-offs	(26)	555	802	1,776	2,560
Additions charged to operations	2,400	2,250	1,800	2,170	2,913
Balance at end of year	$10,211	$7,785	$6,090	$5,092	$4,698
Net (recoveries) charge-offs to average loans outstanding	—%	0.11%	0.24%	0.63%	1.03%
Net (recoveries) charge-offs to average non- performing assets	(3.00)%	76.55%	44.04%	48.84%	46.72%
Allowance as a percentage of non-performing loans	1,416.23%	765.49%	1,406.47%	462.49%	246.48%
Allowance as a percentage of gross loans receivable (end of year)	1.69%	1.52%	1.54%	1.77%	1.68%

While management believes that the estimates and assumptions used in its determination of the adequacy of the allowance for loan losses are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

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
As a member of the FHLB of Des Moines, the Bank had $2.7 million in stock at December 31, 2016. For the year ended December 31, 2016, the Bank received $50,000 in dividends from the FHLB of Des Moines.
The table below sets forth information regarding the composition of the securities portfolio and other investments at the dates indicated. At December 31, 2016, the securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
(In thousands)	2016		2015		2014
Securities available-for-sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency securities	$8,150	$8,068	$6,134	$6,035	$5,998	$5,845
Corporate securities	7,654	7,500	3,495	3,433	4,495	4,437
Municipal bonds	15,183	15,264	18,531	18,891	15,886	16,161
Mortgage-backed securities	45,856	45,195	22,926	22,835	20,169	20,244
U.S. Small Business Administration securities	5,862	5,848	4,011	4,023	2,019	2,057
Total securities available-for-sale	$82,705	$81,875	$55,097	$55,217	$48,567	$48,744

The composition and contractual maturities of the investment portfolio at December 31 2016, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2016
(Dollars in thousands)	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
Securities available-for-sale	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
U.S. agency securities	$—	—%	$4,000	1.60%	$4,150	2.33%	$—	—%	$8,150	1.97%	$8,068
Corporate securities	—	—	5,659	2.09	1,995	1.88	—	—	7,654	2.04	7,500
Municipal bonds	509	1.95	5,326	2.21	7,476	2.17	1,872	2.81	15,183	2.26	15,264
Mortgage-backed securities	—	—	—	—	7,754	2.39	38,102	2.10	45,856	2.15	45,195
U.S. Small Business Administration securities	—	—	—	—	5,862	2.60	—	—	5,862	2.60	5,848
Total securities available-for-sale	$509	1.95%	$14,985	2.00%	$27,237	2.33%	$39,974	2.13%	$82,705	2.17%	$81,875

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
The Company’s deposit composition reflects a mixture with certificates of deposit accounting for 27.5% of the total deposits at December 31, 2016, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company also had $47.1 million of brokered deposits, or 6.6% of total deposits at December 31, 2016, with original terms averaging four years which were used to manage interest rate risk.
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
The following table sets forth total deposit activities for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2016		2015	2014
Beginning balance	$485,178		$420,444	$336,876
Net deposits before interest credited	224,161	(1)	61,505	81,134
Interest credited	3,254		3,229	2,434
Ending balance	$712,593		$485,178	$420,444

Net increase in deposits	$227,415		$64,734	$83,568
Percent increase	46.87%		15.40%	24.81%
(1) On January 22, 2016, the Company completed the previously announced Branch Purchase from Bank of America, N.A and acquired approximately $186.4 million in deposits. At December 31, 2016 approximately $162.2 million of the acquired deposits remained with the Bank. These branches attracted new deposits with an aggregated total of $195.5 million including public funds for the year ended December 31, 2016.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs the Company offered at the dates indicated.

	December 31,
(Dollars in thousands)	2016		2015
Transactions and Savings Deposits	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing checking	$143,236	20.10%	$66,676	13.74%
Interest-bearing checking	66,119	9.28	34,098	7.03
Savings	54,995	7.71	30,126	6.21
Money market	242,849	34.08	159,605	32.89
Escrow accounts related to mortgages serviced	9,677	1.36	5,571	1.15
Total transaction and savings deposits	516,876	72.53	296,076	61.02
Certificates
0.00 - 1.99%	192,665	27.04	188,586	38.87
2.00 - 3.99%	2,973	0.42	516	0.11
8.00	79	0.01	—	—
Total certificates	195,717	27.47	189,102	38.98
Total deposits	$712,593	100.00%	$485,178	100.00%

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2016.

	Rate
(Dollars in thousands)	0.00- 1.99%	2.00- 3.99%	8.00%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2017	$16,065	$1,566	$—	$17,631	9.01%
June 30, 2017	31,687	603	15	$32,305	16.51
September 30, 2017	13,750	128	—	$13,878	7.09
December 31, 2017	20,043	—	—	$20,043	10.24
March 31, 2018	23,570	7	—	$23,577	12.05
June 30, 2018	14,524	—	—	$14,524	7.42
September 30, 2018	5,568	455	—	$6,023	3.08
December 31, 2018	14,247	—	64	$14,311	7.31
March 31, 2019	8,825	—	—	$8,825	4.51
June 30, 2019	5,181	—	—	$5,181	2.65
September 30, 2019	4,651	—	—	$4,651	2.37
December 31, 2019	4,143	17	—	$4,160	2.12
Thereafter	30,411	197	—	$30,608	15.64
Total	$192,665	$2,973	$79	$195,717	100.00%
Percent of total	98.44%	1.52%	0.04%	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2016. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
(In thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit of less than $100,000(1)	$10,511	$13,240	$17,043	$52,997	$93,791
Certificates of deposit of $100,000 through $250,000	3,815	15,940	14,362	40,715	74,832
Certificates of deposit of $250,000 and over	3,305	3,125	2,516	18,148	27,094
Total certificates of deposit	$17,631	$32,305	$33,921	$111,860	$195,717
(1) Includes $47.1 million of brokered deposits as of December 31, 2016.
The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco (“Federal Reserve Bank”). Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2016, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded the reserve requirements.
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
As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of $191.1 million. At December 31, 2016, outstanding advances from the FHLB of Des Moines totaled $12.7 million. At December 31, 2016, the Bank had $85.9 million additional short-term borrowing capacity with the Federal Reserve Bank. The Bank also had an aggregate of $40.0 million in unsecured Fed Funds lines of credit with other large financial institutions of which none was outstanding at December 31, 2016.
In addition, on October 15, 2015 (the “Closing Date”), FS Bancorp, Inc. closed on a third-party loan commitment by the issuance of an unsecured subordinated term note in the aggregate principal amount of $10.0 million due October 1, 2025 (the “Subordinated Note”). The Subordinated Note bears interest at an annual interest rate of 6.50%, payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The Subordinated Note will mature on October 1, 2025 but may be prepaid at the Company’s option and with regulatory approval at any time on or after five years after the Closing Date or at any time upon certain events, such as a change in the regulatory capital treatment of the Subordinated Note or the interest on the Subordinated Note no longer being deductible by the Company for United States federal income tax purposes. The Company contributed $9.0 million of the proceeds from the Subordinated Note as additional capital to the Bank in the fourth quarter of 2015. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
The following tables set forth information regarding both long- and short-term borrowings.

(Dollars in thousands)	Years Ended December 31,
Maximum balance:	2016	2015	2014
Federal Home Loan Bank advances and Fed Funds	$98,769	$98,769	$47,522
Federal Reserve Bank	$1,000	$—	$1,000
Fed Funds lines of credit	$6,000	$2,901	$3,450
Warehouse lines of credit	$—	$2,300	$—
Subordinated note	$10,000	$10,000	$—
Average balances:
Federal Home Loan Bank advances and Fed Funds	$26,259	$38,393	$22,589
Federal Reserve Bank	$3	$—	$33
Fed Funds lines of credit	$16	$145	$72
Warehouse lines of credit	$—	$1,886	$—
Subordinated note	$10,000	$2,120	$—
Weighted average interest rate:
Federal Home Loan Bank advances and Fed Funds	0.98%	0.82%	1.23%
Federal Reserve Bank	1.00%	—%	0.75%
Fed Funds lines of credit	0.77%	0.42%	0.25%
Warehouse lines of credit	—%	4.18%	—%
Subordinated note	6.82%	6.79%	—%

(Dollars in thousands)	At December 31,
Balance outstanding at end of year:	2016	2015	2014
Federal Home Loan Bank advances	$12,670	$98,769	$17,034
Total borrowings	$12,670	$98,769	$17,034

Weighted average interest rate of:
Federal Home Loan Bank advances, at end of year	1.24%	0.47%	1.35%

Subsidiary and Other Activities

The Company has one active subsidiary, the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary as of December 31, 2016.
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

The Company’s market areas have a high concentration of financial institutions, many of which are branches of large money centers and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states. These include such large national lenders as Wells Fargo, Bank of America, Chase and others in the Company’s market area that have greater resources and offer services that the Bank does not provide. For example, the Bank does not offer trust services. Customers who seek “one-stop shopping” may be drawn to institutions that offer services that the Bank does not.
The Company attracts deposits through the branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, as of June 30, 2016, 1st Security Bank of Washington’s share of aggregate deposits in the market area consisting of the four counties where the Company has branches was less than one percent.
Employees

At December 31, 2016, the Company had 306 full-time equivalent employees. Company employees are not represented by any collective bargaining group. The Company considers employee relations to be good.
Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Executive Officers. The following table sets forth information with respect to the executive officers of the Company and the Bank.

		Position
Name	Age (1)	Company	Bank
Joseph C. Adams	57	Director and Chief Executive Officer	Director and Chief Executive Officer

Matthew D. Mullet	38	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer

Robert B. Fuller	57	Chief Credit Officer	Chief Credit Officer

Dennis V. O’Leary	49	—	Chief Lending Officer

Drew B. Ness	52	—	Chief Operating Officer

Donn C. Costa	55	—	Executive Vice President, Home Lending

Debbie L. Steck	57	—	Executive Vice President, Home Lending Operations

(1)	As of December 31, 2016.

Joseph C. Adams, age 57, is a director and has been the Chief Executive Officer of 1st Security Bank of Washington since July 2004. He joined 1st Security Bank of Washington in April 2003 as its Chief Financial Officer, when the Bank was Washington’s Credit Union. Mr. Adams also served as Supervisory Committee Chairperson from 1993 to 1999. Mr. Adams is a lawyer having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director, Regulatory Affairs. Mr. Adams received a Masters Degree equivalent from the Pacific Coast Banking School. Mr. Adams’ legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank of Washington, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank which makes him well suited to educate the Board on these matters.

Matthew D. Mullet, age 38, joined 1st Security Bank of Washington in July 2011 and was appointed Chief Financial Officer in September 2011.  Mr. Mullet started his banking career in June 2000 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks, where he worked until October 2004.  From October 2004 until August 2010, Mr. Mullet was employed at Golf Savings Bank, Mountlake Terrace, WA, where he served in several financial capacities, including as Chief Financial Officer from May 2007 until August 2010.  In August 2010, Golf Savings Bank was merged with Sterling Savings Bank, where Mr. Mullet held the position as Senior Vice President of the Home Loan Division until resigning and commencing work at 1st Security Bank of Washington.
Robert B. Fuller, age 57, joined 1st Security Bank of Washington as Chief Credit Officer in September of 2013. Prior to his employment with the Bank, Mr. Fuller served as Chief Financial Officer/Chief Credit Officer for Blueprint Capital, REIT in 2013, Chief Credit Officer for Core Business Bank during 2012, and Plaza Bank during 2011, and in credit administration at Golf Savings Bank/Sterling Bank during 2009 and 2010.  Mr. Fuller also served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer for Golf Savings Bank from March 2001 to September 2006 and was a member of the integration team for the Golf sale to Sterling Savings Bank. Mr. Fuller started his banking career at US Bank of Washington’s mid-market production team and has over 30 years of banking experience.
Dennis V. O’Leary, age 49, joined 1st Security Bank of Washington as Senior Vice President - Consumer, Small Business and Construction Lending in August 2011 and currently holds the position of Chief Lending Officer. Prior to his employment with the Bank, Mr. O’Leary previously was employed by Sterling Savings Bank from July 2006 until August 2011 as Senior Vice President and Puget Sound Regional Director of the residential construction lending division. Sterling Savings Bank acquired Golf Savings Bank in 2006 where Mr. O’Leary had served as Executive Vice President, Commercial Real Estate Lending, having previously served in various senior lending positions at Golf Savings Bank since June 1985.
Drew B. Ness, age 52, joined 1st Security Bank of Washington as Chief Operating Officer in 2008.  Mr. Ness has over 26 years of diverse banking experience, including retail branch sales and service, branch network and project management, and national customer service training. He served as Vice President and Manager of the Corporate Deposit Operations Department for Washington Federal, Seattle, Washington from February 2008 until August 2008, following its acquisition of First Mutual Bank.  Mr. Ness served as Vice President and Administrative/Operations Manager of the Retail Banking Group at First Mutual Bank, Bellevue, Washington from 2004 through February 2008, and, prior to that, in various management positions for Bank of America in Seattle, Washington and Newport Beach, California.
Donn C. Costa, age 55, Executive Vice President, Home Lending, joined 1st Security Bank of Washington in October 2011 as Senior Vice President, Home Lending. He previously held the position of Executive Vice President at Sterling Savings Bank, Mountlake Terrace, Washington after the merger with Golf Savings Bank in August 2009, and held the position of Executive Vice President at Golf Savings Bank, Mountlake Terrace, Washington since 2006. With more than 25 years of home lending experience, Mr. Costa began as a loan officer at Lomas and Nettleton Mortgage Company in Mountlake Terrace in 1986.
Debbie L. Steck, age 57, Executive Vice President, Home Lending Operations, joined 1st Security Bank of Washington in September 2011. Prior to her employment at the Bank, she served as Chief Operating Officer and Vice President at Sterling Savings Bank after the merger with Golf Savings Bank in August 2009, and held that position with Golf Savings Bank for several years prior to that. Ms. Steck has over 30 years of experience in the mortgage industry. She currently serves on the Board of Directors for the Everett Gospel Mission.

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
The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”). Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as 1st Security Bank of Washington, subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, 1st Security Bank of Washington is generally subject to supervision and enforcement by the FDIC and the DFI with respect to its compliance with consumer financial protection laws and CFPB regulations.
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

Regulation of 1st Security Bank of Washington

General. 1st Security Bank of Washington, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of 1st Security Bank of Washington to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may require 1st Security Bank of Washington to provide for higher general or specific loan loss reserves, which can impact capital and earnings. This regulation of 1st Security Bank of Washington is intended for the protection of depositors and the Deposit Insurance Fund (“DIF”) of the FDIC and not for the purpose of protecting shareholders of 1st Security Bank of Washington or FS Bancorp. 1st Security Bank of Washington is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to FS Bancorp. See below “Regulatory Capital Requirements” and “Restrictions on Dividends and Stock Repurchases.”
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
Regulation by the Washington State Department of Financial Institutions. State law and regulations govern 1st Security Bank of Washington’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. As a state savings bank, 1st Security Bank of Washington must pay semi-annual assessments, examination costs and certain other charges to the DFI.
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
Insurance of Accounts and Regulation by the FDIC.  The DIF of the FDIC insures deposit accounts in 1st Security Bank of Washington up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.

The Bank’s deposit insurance premiums for the year ended December 31, 2016, were $487,000. Those premiums have been reduced in recent years due to management’s focus on asset quality, risk management, and growing capital levels.
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
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature from 2017 through 2019. This payment is established quarterly and is an annual rate of 7.47 basis points of assessable assets for December 31, 2016. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.
The FDIC may terminate the deposit insurance of any insured depository institution, including 1st Security Bank of Washington, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of 1st Security Bank of Washington’s deposit insurance.
A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of 1st Security Bank of Washington. There can be no prediction as to what changes in insurance assessment rates may be made in the future.
Prompt Corrective Action. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The well capitalized category is described below in “Capital Requirements”. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.
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

At December 31, 2016, 1st Security Bank of Washington was categorized as well capitalized under the prompt corrective action regulations of the FDIC. For additional information, see “Capital Requirements” below and Note 14 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.
Capital Requirements. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), 1st Security Bank of Washington became subject to new capital regulations adopted by the Federal Reserve and the FDIC, which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.
Under the new capital regulations, the minimum capital ratios applicable to FS Bancorp and 1st Security Bank of Washington are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
In addition to the minimum capital requirements, a new capital conservation buffer must be maintained by 1st Security Bank of Washington which consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement was phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required. The capital conservation buffer will increase each year until the capital conservation buffer requirement is fully phased in on January 1, 2019.
     To be considered well capitalized, a depository institution must have a Tier 1 risk-based capital ratio of at least 8.00%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.50% and a leverage ratio of at least 5.00% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.
At December 31, 2016, 1st Security Bank of Washington met the requirements to be well capitalized and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for well capitalized institutions. The Bank’s actual capital ratios at December 31, 2016 and 2015 are presented in the following tables:

	Actual	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions Ratio
As of December 31, 2016	Ratio	Ratio
Total risk-based capital
(to risk-weighted assets)	13.87%	8.00%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	12.62%	6.00%	8.00%
Tier 1 leverage capital
(to average assets)	10.33%	4.00%	5.00%
CET1 capital
(to risk-weighted assets)	12.62%	4.50%	6.50%

	Actual	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions Ratio
As of December 31, 2015	Ratio	Ratio
Total risk-based capital
(to risk-weighted assets)	15.51%	8.00%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	14.26%	6.00%	8.00%
Tier 1 leverage capital
(to average assets)	12.14%	4.00%	5.00%
CET1 capital
(to risk-weighted assets)	14.26%	4.50%	6.50%

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances. Management of 1st Security Bank of Washington believes that, under the current regulations, 1st Security Bank of Washington will continue to meet its minimum capital requirements in the foreseeable future.
For a complete description of the Bank’s required and actual capital levels on December 31, 2016, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

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

Federal Home Loan Bank System. The FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business - Deposit Activities and Other Sources of Funds - Debt.” At December 31, 2016, 1st Security Bank of Washington had $2.7 million in FHLB of Des Moines stock, which was in compliance with this requirement.
Other than as noted above, during the year ended December 31, 2016, the FHLB of Des Moines did not repurchase any of its membership stock from 1st Security Bank of Washington.  The FHLB pays dividends quarterly, and 1st Security Bank of Washington received $50,000 in dividends during the year ended December 31, 2016.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of 1st Security Bank of Washington’s FHLB stock may result in a decrease in net income and possibly capital.
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
Dividends. Dividends from 1st Security Bank of Washington constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank of Washington to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank of Washington may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank of Washington’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank of Washington, without the approval of the Director of the DFI. The Bank paid $1.4 million in dividends to the holding company in 2016.
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

Community Reinvestment Act. 1st Security Bank of Washington is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. 1st Security Bank of Washington received an “outstanding” rating during its most recent CRA examination.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. 1st Security Bank of Washington is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require 1st Security Bank of Washington to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of its rights to opt out of certain practices.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on, all prior and present “owners and operators” of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including 1st Security Bank of Washington, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.
Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2016, 1st Security Bank of Washington’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

The Bank Holding Company Act. Under the BHCA, FS Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial stress to the bank. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act. FS Bancorp and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between 1st Security Bank of Washington and affiliates are subject to numerous restrictions.  With some exceptions, FS Bancorp and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by FS Bancorp or by its affiliates.
Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the FRB may approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include:  operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.
Regulatory Capital Requirements. Bank holding companies like FS Bancorp are subject to capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets at December 31, 2016, FS Bancorp would have exceeded all regulatory requirements.
The Company’s regulatory capital amounts and ratios at December 31, 2016 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total risk-based capital
(to risk-weighted assets)	$86,660	12.88%	$53,813	8.00%	$67,266	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$78,227	11.63%	$40,360	6.00%	$40,360	6.00%
Tier 1 leverage capital
(to average assets)	$78,227	9.52%	$32,883	4.00%	$41,104	5.00%
CET1 capital
(to risk-weighted assets)	$78,227	11.63%	$30,270	4.50%	$43,723	6.50%
For additional information, see Note 14 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
Interstate Banking. The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state. Nor may the Federal Reserve approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.
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
Restrictions on Dividends and Stock Repurchases. FS Bancorp’s ability to declare and pay dividends is subject to the Federal Reserve limits and Washington law, and it may depend on its ability to receive dividends received from 1st Security Bank of Washington.
Federal Reserve policy limits the payment of a cash dividend by a bank holding company if the holding company’s net income for the past year is not sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with capital needs, asset quality and overall financial condition. A bank holding company that does not meet any applicable capital standard would not be able to pay any cash dividends under this policy. A bank holding company not subject to consolidated capital requirements is expected not to pay dividends unless its debt-to-equity ratio is less than 1:1, and it meets certain additional criteria. The Federal Reserve also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.
Except for a company that meets the well capitalized standard for bank holding companies, is well managed, and is not subject to any unresolved supervisory issues, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation or regulatory order, condition, or written agreement. A bank holding company is considered well capitalized if on a consolidated basis it has a total risk-based capital ratio of at least 10.0% and a Tier 1 risk-based capital ratio of 6.0% or more, and is not subject to an agreement, order, or directive to maintain a specific level for any capital measure.
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
The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that FS Bancorp and 1st Security Bank of Washington have and will become subject to and that are discussed above under the section entitled “Regulation of 1st Security Bank of Washington - Capital Requirements.”
In addition, among other changes, the Dodd-Frank Act requires public companies, like FS Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.
TAXATION
Federal Taxation
General. FS Bancorp and 1st Security Bank of Washington are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank of Washington is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2013, and income tax returns have not been audited for the past five years, 2012 to 2016. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
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

Our primary market area is concentrated in the Puget Sound region of Washington. Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. A decline in the economies of the counties in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects.

While real estate values and unemployment rates have recently improved, a deterioration in economic conditions in the market areas we serve could result in loan losses beyond that which is provided for in our allowance for loan losses and could result in the following consequences, any of which could have a material adverse effect on the business, financial condition and results of operations:

•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	collateral for our loans may further decline in value, in turn reducing customer’s borrowing power, reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or noninterest-bearing deposits may decrease.
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
Our consumer loans accounted for $174.7 million, or 28.9% of our total gross loan portfolio as of December 31, 2016, of which $107.8 million (61.7% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $36.5 million (20.9% of total consumer loans) consisted of solar loans, $28.5 million (16.3% of total consumer loans) consisted of marine loans secured by boats, $1.9 million

(1.1% of total consumer loans) consisted of other consumer loans, which includes personal lines of credit, automobile, direct home improvement, loans on deposit, and recreational loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for our loan losses, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.
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
Indirect home improvement and solar loans totaled $144.3 million, or 23.8% of our total gross loan portfolio at December 31, 2016, and are originated through a network of 115 home improvement contractors and dealers located in Washington, Oregon, Idaho, and California. At December 31, 2016, the Company had $36.2 million in loans to borrowers that reside in California. Adverse economic conditions in California, including an increase in the level of unemployment, or a decline in real estate values could adversely affect the ability of these borrowers to make loan payments to us.
In addition, we rely on four dealers for a majority (50.5%) of our loan volume so the loss of one of these dealers can have a significant effect on our loan origination volume. See Item 1, “Business - Lending Activities - Consumer Lending” and “- Asset Quality.”
Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers.
Our indirect home improvement lending, which is the largest component of our loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of 115 active contractors and dealers with businesses located throughout Washington, Oregon, Idaho, and California with approximately four contractors/dealers responsible for more than half of this loan volume. Indirect home improvement and solar loans totaled $144.3 million, or 23.8% of our total gross loan portfolio, at December 31, 2016, reflecting approximately 13,000 loans with an average balance of approximately $11,000.
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
In the fourth quarter of 2012, we expanded consumer solar loan originations in California which enabled us to increase originations of consumer solar loans from $2.5 million at the beginning of 2013 to $94.6 million at the end of 2016. We have adopted limits on California lending to be no more than 100% of total risk-based capital. At December 31, 2016, the maximum level of California originated consumer solar loans was $93.3 million. At December 31, 2016, we held $36.2 million of these consumer solar loans to borrowers located in California.

A significant portion of our business involves commercial business and commercial real estate lending which is subject to various risks that could adversely impact our results of operations and financial condition.
At December 31, 2016, our loan portfolio included $192.1 million of commercial real estate, multi-family real estate loans, and commercial business loans, or 31.7% of our total gross loan portfolio, compared to $152.7 million, or 29.9%, at December 31, 2015. We have been increasing and intend to continue to increase, subject to market demand, the origination of commercial and multi-family real estate and commercial business loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the property securing the loan and/or the borrowers’ business and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.
Our renewed focus on these types of lending will increase the risk profile relative to traditional one-to-four-family lenders as we continue to implement our business strategy. Although commercial and multi-family real estate loans and commercial business loans are intended to enhance the average yield of the earning assets, they do involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with one-to-four-family loans for a number of reasons. Among other factors, these loans involve larger balances to a single borrower or groups of related borrowers. Since commercial business, commercial real estate and multi-family real estate loans generally have large balances, if we make any errors in judgment in the collectability of these loans, we may need to significantly increase the provision for loan losses since any resulting charge‑offs will be larger on a per loan basis. Consequently, this could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial and multi-family real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets. See Item 1, “Business - Lending Activities - Commercial Real Estate Lending” of this Form 10-K.
We continue to expand residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.
We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2016, construction and development loans totaled $94.5 million, or 15.6 % of our total gross loan portfolio (excluding $57.0 million of undisbursed construction loan commitments), of which $61.4 million were for residential real estate projects. This compares to construction and development loans of $80.8 million, or 15.8% of our total loan portfolio at December 31, 2015, or an increase of 16.9% during the past year. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.
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
Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences as there is the added risk associated with identifying an end-purchaser for the finished project. At December 31, 2016, outstanding construction and development loans totaled $94.5 million of which $57.0 million was comprised of speculative one-to-four-family construction loans and $3.8 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2016 was $154.3 million.
Loans on land under development or held for future construction pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. No real estate construction and development loans were non-performing at December 31, 2016.  A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.
Our mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.

In October 2009, we commenced a mortgage warehouse lending program. Our mortgage warehouse lending program focuses on six Pacific Northwest mortgage banking companies. Short term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principle shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. At December 31, 2016, we had approved warehouse lending lines in varying amounts from $3.0 million to $9.0 million with each of the six companies, for an aggregate amount of $35.0 million. During the year ended December 31, 2016, we processed approximately 1,000 loans and funded approximately $360.0 million under this program. Our mortgage warehouse related gross revenues totaled $682,000 for the year ended December 31, 2016. At December 31, 2016, there was $7.8 million in warehouse lines outstanding, compared to $5.4 million outstanding at December 31, 2015.
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
Our lending limit may limit growth.
The Board of Directors has implemented a policy lending limit that it believes matches the Washington State legal lending limit. Our policy limits loans to one borrower and the borrower’s related entities to 20% of our unimpaired capital and surplus, or $19.6 million at December 31, 2016. Management has adopted an internal lending limit of a maximum of 80% of the Bank’s legal lending limit for risk mitigation purposes and all loans over this limit require approval from the AQC. These amounts are significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our lending limit from doing business with us. The lending limit also impacts the efficiency of our commercial lending operation because it tends to lower the average loan size, which means a higher number of transactions have to be generated to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms that are considered favorable.
Revenue from mortgage banking operations are sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.

Our mortgage banking program, which we restarted in the fourth quarter of 2011 in an effort to diversify our revenue streams and to generate additional income, is dependent upon our ability to originate and sell loans to investors. Mortgage revenues are primarily generated from gains on the sale of one-to-four-family residential loans underwritten to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA, USDA Rural Housing and other non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. We sell loans on both a servicing retained and servicing released basis utilizing market execution analysis and customer relationships as the criteria. Any future changes in these programs, our eligibility to participate in these programs, the criteria for loans to be accepted or laws that significantly affect the activity of these entities could, in turn, materially adversely affect the success of our mortgage banking program and, consequently, our results of operations.
Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, adversely affect income from mortgage lending activities.
In the past several years, as a result of government actions and other economic factors related to the economic downturn, interest rates have been at historically low levels. In December 2016, the Federal Reserve slightly increased the Fed Funds rate by 25 basis points for the second time within a year and intends further increases during 2017 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, refinancing activity typically declines and new home purchases may be negatively impacted. To the extent that market interest rates increase in the future, our ability to originate mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold to investors. This would adversely affect our ability to generate mortgage revenues, and consequently noninterest income. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.
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
Our allowance for loan losses was 1.7% of total gross loans, and 1,416.2% of non-performing loans at December 31, 2016, compared to 1.5% of total gross loans, and 765.5% of non-performing loans at December 31, 2015. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increases in the provision for loan losses may result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.
The unseasoned nature of our commercial business, commercial construction and commercial real estate portfolios may result in difficulties in judging collectability, which may lead to additional provisions or charge-offs, which would reduce our profits.
During the period from January 1, 2012 through December 31, 2016, we originated $219.3 million of commercial loans, including loans in process, with an outstanding balance of $125.4 million, at December 31, 2016. As a result, a significant portion of the portfolio is relatively unseasoned and some borrowers may not have had sufficient time to perform to properly indicate the magnitude of potential losses. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2016, $124.0 million, or 20.5% of our total loan portfolio, was secured by first liens on one-to-four-family residential loans and our home equity lines of credit totaled $20.1 million, or 3.3% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which our loans are concentrated may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A decline in economic conditions or in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. In addition, residential loans with high combined loan-to-value ratios will be more sensitive to the fluctuation of property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2016, $32.2 million, or 5.3% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. Furthermore, some of our non-owner occupied commercial loan borrowers have more than one loan outstanding with us. At December 31, 2016, we had six non-owner occupied commercial multi-loan relationships, each having a combined outstanding balance of over $691,000, with an aggregate outstanding balance of $16.9 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied commercial real estate loan.

We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan pools because the assumptions we use when purchasing loans in bulk may not prove correct.
From time to time, we purchase real estate loans in bulk or “pools.” For the year ended December 31, 2016, there were no pools purchased, as compared to the prior year when we purchased a single pool of $16.3 million in adjustable rate one-to-four-family, non-owner occupied loans secured by properties located in the Puget Sound market. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for pools of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase pools of loans at a premium and some of the loans are prepaid before we expected we will earn less interest income on the purchase than expected. Our success in growing through purchases of loan pools depends on our ability to price loan pools properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.
Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our securities available-for-sale are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the securities available-for-sale, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
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

Our assets and deposit base have grown substantially in recent years, and we anticipate that we will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to manage multiple aspects of the business simultaneously, including among other things: (i) improve existing and implement new transaction processing, operational and financial systems, procedures and controls; (ii) maintain effective credit scoring and underwriting guidelines; (iii) maintain sufficient levels of regulatory capital; and (iv) expand our employee base and train and manage this growing employee base. In addition, to the extent we acquire other banks and or bank branches, asset pools or deposits we may have to manage additional risks such as exposure to potential asset quality issues, disruption to our normal business activities and diversion of management’s time and attention due to integration and conversion efforts. If we are unable to manage growth effectively or execute integration efforts properly, we may not be able to achieve the anticipated benefits of growth and our business, financial condition and results of operations could be adversely affected.
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
We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, and originated interest rate locks to customers. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling forward contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not materialize. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and

•	downward adjustments, or “mark-to-market losses,” could reduce our stockholders’ equity.
Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and international economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve, and other factors beyond our control. In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. In December 2016, the Federal Reserve slightly increased the Fed Funds rate by 25 basis points and intends further increases during 2017 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At December 31, 2016, we had $83.9 million in certificates of deposit that mature within one year and $516.9 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized servicing rights. At December 31, 2016, we serviced $977.1 million of loans sold to third parties, and the servicing rights associated with such loans had an amortized cost of $8.5 million and an estimated fair value, at that date, of $11.7 million. Because the estimated life and estimated income to be derived from servicing the underlying loans generally increase with rising interest rates and decrease with falling interest rates, the value of servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
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

Liquidity is essential to our business. An inability to raise funds through deposits, debt, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” of this Form 10-K.
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

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI. The FDIC and the DFI govern the activities in which we may engage, primarily for the protection of depositors and the DFI. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

As discussed under “Business - How We Are Regulated” in Item 1 of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written rules and regulations for implementation will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our non-interest expense.
Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.
A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
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
During 2015, we incurred $10.0 million in subordinated debt to contribute to the Bank’s capital to support its growth. At some point in the future, we may seek additional debt or may raise additional capital to support our growth and achieve our long-term business objectives. Our ability to issue additional debt or raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Such borrowings or additional capital, if sought, may not be available to us or, if available, may not be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, the Company’s financial condition, results of operations and future prospects could be adversely affected and we may have to raise additional capital on terms that may be significantly dilutive to our shareholders.
The Company’s ability to pay dividends and make subordinated debt payments is subject to the ability of the Bank to make capital distributions to the Company.
The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and future prospects.

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

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
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

The markets in which the Company operates are subject to the risk of flooding, mudslides, and other natural disasters.
The Company’s offices are located in Washington. Also, most of the real and personal properties securing the Company’s loans are located in Washington. Washington is prone to flooding, mudslides, brush fires, earthquakes, and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major flood, mudslide, brush fire, earthquake or other natural disaster, the Company faces the risk that many of the Company’s borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, a major flood, mudslide, brush fire, earthquake or other natural disaster in Washington could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2016, the Company had one main administrative office, one free-standing ATM, five stand-alone loan production offices, and eleven full-service banking branch offices with an aggregate net book value of $16.0 million. The following table sets forth certain information concerning the properties at December 31, 2016. See also Note 6 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. In the opinion of management, the facilities are adequate and suitable for the Company’s needs.

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2016 (1)
				(In thousands)
Capitol Hill 614 Broadway East Seattle, WA 98102	5,100	Leased	December 2022 (2)	$494
Edmonds 620 Edmonds Way Edmonds, WA 98020	2,474	Owned	—	$1,235
Hadlock 10 Old Oak Bay Rd Hadlock, WA 98339	1,755	Owned	—	$420
Kingston (ATM) 8215 NE State Hwy 104 Kingston, WA 98346	50	Leased	December 2021 (3)	$48
Lynnwood 19002 33rd Ave W Lynnwood, WA 98036	3,000	Leased	June 2020	$82
Mill Creek (Banking and Home Lending) 15224 Main St, Suite 105 Mill Creek, WA 98012	2,894	Leased	April 2020 (2)	$346
Mountlake Terrace (Administrative) 6920 220th St SW Mountlake Terrace, WA 98043	39,535	Owned	—	$7,103
Mountlake Terrace (Lending) 6100 219th St SW, Suite 400 Mountlake Terrace, WA 98043	9,980	Leased	July 2027	$372
Overlake 14808 NE 24th St, Suite D Redmond, WA 98052	2,331	Leased	May 2021	$12
Port Angeles 134 W 8th St Port Angeles, WA 98362	2,267	Owned	—	$392
Port Townsend 734 Water St Port Townsend, WA 98368	11,671	Leased	September 2019 (4)	$154
Poulsbo (Banking and Home Lending) 21650 Market Place Poulsbo, WA 98370	3,498	Owned	—	$2,741
Puyallup 307 W Stewart St Puyallup, WA 98371	2,474	Owned	—	$1,267
Sequim 114 S Sequim Ave Sequim, WA 98382	8,866	Owned	—	$980
(1) Net book value includes investment in premises, equipment and leaseholds.
(2) Lease provides for two five-year renewal options.
(3) Lease provides for three five-year renewal options.
(4) Lease provides for 17 five-year renewal options.

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2016 (1)
				(In thousands)
Bellevue Home Lending 1110 112th Ave NE, Suite 310 Bellevue, WA 98004	4,068	Leased	December 2017	$24
Everett Home Lending 2825 Colby Ave, Suite 205 Everett, WA 98201	3,020	Leased	December 2021(5)	$132
Port Orchard Home Lending 1140 Bethel Ave, Suite 202 Port Orchard, WA 98336	330	Leased	Month-to-Month	$32
Puyallup Home Lending 2910 S Meridian, Suite 180 Puyallup, WA 98373	3,389	Leased	June 2019 (5)	$36
Tri-Cities Home Lending 8500 West Gage Blvd, Suite A Kennewick, WA 99336	5,477	Leased	March 2020 (2)	$141
(5) Lease provides for one five-year renewal option.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Company at December 31, 2016 was $540,000. Management has a business continuity plan in place with respect to the data processing system, as well as the Company’s operations as a whole.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.” At December 31, 2016, there were 3,059,503 shares of common stock issued and outstanding and approximately 149 shareholders of record based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers.

Common shares outstanding of 2,861,135 were calculated using shares outstanding of 3,059,503 at December 31, 2016, less 68,763 restricted stock shares, and 129,605 unallocated ESOP shares. Common shares of 2,991,910 were calculated using shares outstanding at period end of 3,242,120 at December 31, 2015, less 94,684 restricted stock shares, and 155,526 unallocated ESOP shares.

The tables below show the high and low closing prices and quarterly cash dividends for our common stock for the periods indicated.

Year Ended December 31, 2016	High	Low	Cash dividends declared and paid
First quarter	$26.28	$23.21	$0.07
Second quarter	26.00	24.41	0.10
Third quarter	29.50	25.26	0.10
Fourth quarter	37.94	28.00	0.10

Year Ended December 31, 2015	High	Low	Cash dividends declared and paid
First quarter	$19.49	$18.01	$0.06
Second quarter	22.68	18.99	0.07
Third quarter	23.90	21.61	0.07
Fourth quarter	26.42	23.42	0.07

1st Security Bank of Washington is a wholly-owned subsidiary of FS Bancorp. Under federal regulations, the dollar amount of dividends 1st Security Bank of Washington may pay to FS Bancorp depends upon its capital position and recent net income. Generally, if 1st Security Bank of Washington satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by state law and FDIC regulations. See “Item 1 Business - How We Are Regulated - Regulation of 1st Security Bank of Washington - Dividends” and “Regulation and Supervision of FS Bancorp - Restrictions on Dividends and Stock Repurchases”.

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

Stock Repurchases. There were no stock repurchases by the Company during the quarter ended December 31, 2016. During the year ended December 31, 2016, the Company repurchased 198,000 shares of its common stock, of which 193,000 shares were purchased in accordance with its stock repurchase plan at an average price per share of $24.79. The Company’s stock repurchase plan announced on July 28, 2015, ended on August 31, 2016.

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

Source: SNL Financial LC, Charlottesville, VA

	Periods Ended
Index	07/10/12	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
FS Bancorp, Inc.	100.00	129.57	172.84	186.41	268.72	376.77
S&P 500	100.00	107.51	142.33	161.82	164.06	183.68
SNL Bank $500M-$1B	100.00	105.19	136.40	149.65	168.91	228.06
SNL Thrift $500M-$1B	100.00	109.18	134.19	156.57	186.45	232.22

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

	At December 31,
(In thousands)	2016	2015	2014	2013	2012
Selected Financial Condition Data:
Total assets	$827,926	$677,561	$509,754	$419,187	$359,030
Loans receivable, net(1)	593,317	502,535	387,174	281,081	274,949
Loans held for sale, at fair value	52,553	44,925	25,983	11,185	8,870
Securities available-for-sale, at fair value	81,875	55,217	48,744	56,239	43,313
FHLB stock, at cost	2,719	4,551	1,650	1,702	1,765
Deposits	712,593	485,178	420,444	336,876	288,949
Borrowings	12,670	98,769	17,034	16,664	6,840
Subordinated note, net	9,825	9,805	—	—	—
Total stockholders’ equity	81,033	75,340	65,836	62,313	59,897

	Years Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Selected Operations Data:
Total interest and dividend income	$38,020	$31,707	$24,842	$21,733	$18,787
Total interest expense	4,163	3,658	2,702	2,178	2,363
Net interest income	33,857	28,049	22,140	19,555	16,424
Provision for loan losses	2,400	2,250	1,800	2,170	2,913
Net interest income after provision for loan losses	31,457	25,799	20,340	17,385	13,511
Service charges and fee income	3,391	1,977	1,762	1,807	1,993
Gain on sale of loans	19,058	14,672	7,577	6,371	3,684
(Impairment) recovery on long-lived assets	—	—	(9)	—	165
Gain (loss) on sale of investment securities	146	76	(41)	264	—
Earnings on cash surrender value of BOLI	282	216	187	83	—
Other noninterest income	692	652	557	390	322
Total noninterest income	23,569	17,593	10,033	8,915	6,164
Total noninterest expense	38,923	29,643	23,902	20,361	16,477
Income before provision for income taxes	16,103	13,749	6,471	5,939	3,198
Provision (benefit) for income taxes	5,604	4,873	1,931	2,019	(2,097)
Net income	$10,499	$8,876	$4,540	$3,920	$5,295
_______________________
(1)     Net of allowances for loan losses, loans in process and deferred loan costs, fees, and discounts.

	At or For the
Selected Financial Ratios and Other Data	Years Ended December 31,
Performance ratios:	2016		2015		2014		2013		2012
Return on assets (ratio of net income to average total assets)	1.31%		1.52%		1.00%		1.01%		1.64%
Return on equity (ratio of net income to average equity)	13.84		12.73		7.19		6.43		12.71
Yield on average interest-earning assets	4.97		5.67		5.74		5.93		6.21
Rate paid on average interest-bearing liabilities	0.74		0.83		0.80		0.77		0.94
Interest rate spread information:
Average during period	4.23		4.84		4.94		5.16		5.27
Net interest margin(1)	4.43		5.01		5.12		5.33		5.43
Operating expense to average total assets	4.87		5.07		5.27		5.27		5.12
Average interest-earning assets to average
interest-bearing liabilities	135.96		127.09		128.30		129.73		120.34
Efficiency ratio(2)	67.78		64.95		74.29		71.52		72.95
Margin on loans sold (3)	2.64		2.58		2.31		2.37		2.47
Asset quality ratios:
Non-performing assets to total assets at end of period(4)	0.09%		0.15%		0.08%		0.77%		1.13%
Non-performing loans to total gross loans(5)	0.12		0.20		0.11		0.38		0.68
Allowance for loan losses to non-performing loans(5)	1,416.23		765.49		1,406.47		462.49		246.48
Allowance for loan losses to gross loans receivable	1.69		1.52		1.54		1.77		1.68
Capital ratios:
Equity to total assets at end of period	9.79%		11.12%		12.92%		14.87%		16.68%
Average equity to average assets	9.49		11.94		13.92		15.78		12.93
Other data:
Number of full service offices	11		7		7		7		6
Full-time equivalent employees	306		239		209		158		130
Net income per common share:
Basic	$3.63		$2.98		$1.52		$1.29		$1.76
Diluted	$3.51		$2.93		$1.52		$1.29		$1.76
Book values:
Book value per common share	$28.32	(10)	$25.18	(9)	$22.48	(8)	$20.55	(7)	$19.92	(6)
__________________________
(1)    Net interest income divided by average interest earning assets.
(2)    Total noninterest expense as a percentage of net interest income and total other noninterest income.

(3)	Cash margins on loans sold net of deferred fees/costs. Mortgage loan program started in 2012; no activity related to loans held for sale in prior years.

(4)	Non-performing assets consists of non-performing loans (which include non-accruing loans and accruing loans more than 90 days past due), foreclosed real estate and other repossessed assets.
(5)    Non-performing loans consists of non-accruing loans and accruing loans more than 90 days past due.

(6)	Book value per common share was calculated using shares outstanding of 3,240,125 at December 31, 2012, less unallocated employee stock ownership plan (“ESOP”) shares of 233,289.

(7)	Book value per common share was calculated using shares outstanding of 3,240,125 at December 31, 2013, less unallocated ESOP shares of 207,368.

(8)	Book value per common share was calculated using shares outstanding of 3,235,625 at December 31, 2014, less 125,105 shares of restricted stock, and unallocated ESOP shares of 181,447.

(9)	Book value per common share was calculated using shares outstanding of 3,242,120 at December 31, 2015, less 94,684 shares of restricted stock, and unallocated ESOP shares of 155,526.

(10)	Book value per common share was calculated using shares outstanding of 3,059,503 at December 31, 2016, less 68,763 shares of restricted stock, and unallocated ESOP shares of 129,605.

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
The Company is relationship-driven delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and one loan production office located in the Tri-Cities, Washington during the fourth quarter of 2014. On January 22, 2016, the Company completed the previously announced Branch Purchase from Bank of America, N.A and acquired $186.4 million in deposits and $419,000 in loans based on financial information at that date. The four branches are located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. The Branch Purchase expanded our Puget Sound-focused retail footprint onto the Olympic Peninsula and provided an opportunity to extend our unique brand of community banking into those communities.
The Company also maintains its long-standing indirect consumer lending platform which operates throughout the West Coast. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is actively involved in community activities and events within these market areas, which further strengthens our relationships within those markets.
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

▪
Capturing our customers’ full relationship by offering a wide range of products and services by leveraging our well-established involvement in our communities and by selectively emphasizing products and services designed to meet our customers’ banking needs; and

▪	Expanding the Company’s markets.

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. At December 31, 2016, consumer loans represented 28.9% of the Company's total gross loan portfolio, down from 31.0% at December 31, 2015, as real estate loan originations have increased at a faster pace than consumer loan originations during the year ended December 31, 2016.
Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $71.2 million, or 5,000 loans during the year ended December 31, 2016, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, Idaho, and California with four contractor/dealers responsible for 50.5% of the funded loans dollar volume. The Company began originating consumer indirect loans in the State of California in 2012 with $2.5 million in these loans originated during 2012. In 2016, the Company originated $20.5 million in the State of California and held $36.5 million in California originated consumer loans at December 31, 2016. Management has established a concentration limit of no more than

100% of the Bank’s total risk-based capital. At December 31, 2016, the limit was $93.3 million. See Item 1A, “Risk Factors - Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers” of this Form 10-K.
Since 2012, the Company has had an emphasis on diversifying lending products by expanding commercial real estate, commercial business and residential lending, while maintaining the current size of the consumer loan portfolio. The Company’s lending strategies are intended to take advantage of: (1) historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities and the availability of experienced bankers, and (3) strength in relationship lending. Retail deposits will continue to serve as an important funding source. See Item 1, “Business: Lending Activities” and Item 1A, “Risk Factors - Risks Related to Our Business” in this Form 10-K.
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
The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.
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

Allowance for Loan Loss. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the allowance for loan losses. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although the Company believes that use of the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt the methodology to keep pace with the increased size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that its systematic methodology continues to be appropriate given the Company’s increased size and level of complexity.

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

Derivative and Hedging Activity. ASC 815, “Derivatives and Hedging,” requires that derivatives of the Company be recorded in the consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Company’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, To-Be-Announced (“TBA”) mortgage backed securities trades and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Income with offsets to other assets or other liabilities in the Consolidated Balance Sheets.

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

The Company had a net deferred tax liability of $1.2 million, and $1.3 million, at December 31, 2016 and 2015, respectively.
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

Growing and diversifying the loan portfolio and revenue streams. The Company intends to transition lending activities from a predominantly consumer-driven model to a more diversified consumer and business model by emphasizing three key lending initiatives: expansion of commercial business lending programs, increasing in-house originations of residential mortgage loans primarily for sale into the secondary market through the mortgage banking program; and commercial real estate lending. Additionally, the Company will seek to diversify the loan portfolio by increasing lending to small businesses in the market area, as well as residential construction lending.
Maintaining strong asset quality.  The Company believes that strong asset quality is a key to long-term financial success. The percentage of non-performing loans to total gross loans was 0.1% and 0.2% for December 31, 2016 and 2015, respectively. The Company’s percentage of non-performing assets to total assets at December 31, 2016 was 0.1% and 0.2% at December 31, 2015. The Company has actively managed the delinquent loans and non-performing assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Company also began emphasizing consumer loan originations to borrowers with higher credit scores, generally credit scores over 720 (although the policy allows us to go lower), which has led to lower charge-offs in recent periods. Although the Company plans to place more emphasis on certain lending products, such as commercial and multi-family real estate loans, construction and development loans, including speculative residential construction loans, and commercial business loans, while growing the current size of the one-to-four-family residential mortgage loans and the consumer loan portfolios, the Company continues to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.
Emphasizing lower cost core deposits to reduce the costs of funding loan growth. The Company offers personal and business checking accounts, NOW accounts and savings and money market accounts, which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. In order to build a core deposit base, the Company is pursuing a number of strategies. First, a diligent attempt to recruit all commercial loan customers to maintain a deposit relationship with the Company, generally a business checking account relationship to the extent practicable, for the term of their loan. Second, interest rate promotions are provided on savings and checking accounts from time to time to encourage the growth of these types of deposits. Third, by hiring experienced personnel with relationships in the communities we serve.
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
Expanding the Company’s markets. In addition to deepening relationships with existing customers, the Company intends to expand business to new customers by leveraging the Company’s well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. The Company also intends to pursue expansion in other market areas through selective growth of the home lending network. As an example, through the Branch Purchase, the Company expanded its retail market area onto the Olympic Peninsula into the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. See Note 2 to the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Assets. Total assets increased $150.4 million, or 22.2%, to $827.9 million at December 31, 2016, from $677.6 million at December 31, 2015, primarily the result of an increase in loans receivable, net of $90.8 million, securities available-for-sale of $26.7 million, cash and cash equivalents of $12.0 million, loans held for sale of $7.6 million, certificates of deposit at other financial institutions of $2.8 million, other assets of $2.8 million, and capitalized servicing rights of $2.6 million. The increase in assets was primarily funded by cash received from the deposits acquired in the Branch Purchase.
Loans receivable, net, increased $90.8 million, or 18.1%, to $593.3 million at December 31, 2016, from $502.5 million at December 31, 2015. The increase in loans receivable, net was primarily a result of a $59.4 million increase in total real estate loans, including increases in one-to-four-family loans of $21.1 million, multi-family loans of $15.3 million, construction and development loans of $13.7 million, commercial real estate loans of $5.8 million, and home equity loans of $3.5 million, as well as increases in commercial business loans of $18.3 million, and consumer loans of $16.4 million.
Loans held for sale, consisting of one-to-four-family loans, increased by $7.6 million, or 17.0%, to $52.6 million at December 31, 2016, compared to $44.9 million for the prior year due to increased loan originations and the timing difference between loan fundings and loan sale settlements. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes.
One-to-four-family originations of loans held for sale, including loans brokered to other institutions, increased 34.4% to $779.8 million during the year ended December 31, 2016, compared to $580.0 million for the prior year. The growth in originations was a result of increased purchase activity associated with the strong home purchase demand in the Pacific Northwest and the continued favorable market interest rates which have also sustained the market for customer refinances.
The allowance for loan losses at December 31, 2016 was $10.2 million, or 1.7% of gross loans receivable, excluding loans held for sale, compared to $7.8 million, or 1.5% of gross loans receivable, excluding loans held for sale, at December 31, 2015. Substandard loans increased $5.1 million, or 170.1%, to $8.0 million at December 31, 2016, compared to $3.0 million at December 31, 2015, primarily due to seven commercial lines of credit totaling $5.3 million that were downgraded as a result of the financial performance of the borrowers. Non-performing loans, consisting of non-accruing loans, decreased $296,000, or 29.1%, to $721,000 at December 31, 2016, from $1.0 million at December 31, 2015. At December 31, 2016, non-performing loans consisted of $511,000 of consumer loans, and $210,000 of home equity loans.
Non-performing loans to total loans decreased to 0.1% at December 31, 2016, compared to 0.2% at December 31, 2015. There was no other real estate owned at December 31, 2016 and 2015. The Company had one TDR loan with a balance of $57,000 at December 31, 2016, which was performing in accordance with its modified terms, compared to three TDR loans totaling $734,000 at December 31, 2015, of which one loan with a balance of $525,000 was placed on non-accrual, and the remaining two TDR loans totaling $209,000 were performing in accordance with their modified terms. See Item 1, “Business - Lending Activities - Asset Quality” of this Form 10-K for additional information regarding the Company’s non-performing loans.

Liabilities. Total liabilities increased $144.7 million, or 24.0%, to $746.9 million at December 31, 2016, from $602.2 million at December 31, 2015, due primarily to the Branch Purchase in the first quarter of 2016. Deposits increased $227.4 million, or 46.9% to $712.6 million from $485.2 million at December 31, 2015. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $112.7 million, or 106.0%, to $219.0 million as of December 31, 2016, from $106.3 million at December 31, 2015. Money market and savings accounts increased $108.1 million, or 57.0%, to $297.8 million at December 31, 2016, from $189.7 million at December 31, 2015. Time deposits increased $6.6 million, or 3.5%, to $195.7 million at December 31, 2016, from $189.1 million at December 31, 2015. Non-retail certificates of deposit which include brokered certificates of deposit, online certificates of deposit, and public funds, increased $13.9 million, or 30.0%, to $60.2 million, at December 31, 2016, compared to $46.3 million at December 31, 2015. Management remains focused on growth in lower cost relationship-based deposits.
At December 31, 2016, total debt was $22.5 million consisting of borrowings of $12.7 million and a subordinated note, net of $9.8 million, compared to a total debt of $108.6 million at December 31, 2015. Borrowings decreased $86.1 million, or 87.2%, to $12.7 million at December 31, 2016, from $98.8 million at December 31, 2015, primarily due to the cash received in the Branch Purchase being utilized to repay FHLB advances.
Stockholders’ Equity. Total stockholders’ equity increased $5.7 million, or 7.6%, to $81.0 million at December 31, 2016, from $75.3 million at December 31, 2015. The increase in stockholders’ equity was predominately a result of net income of $10.5 million, primarily offset by $4.9 million in common stock repurchases. During the year ended December 31, 2016, the Company repurchased 198,000 shares of its common stock, of which 193,000 shares were purchased in accordance with its stock repurchase plan at an average price per share of $24.79. The Company’s stock repurchase plan announced on July 28, 2015, ended on August 31, 2016. Book value per common share was $28.32 at December 31, 2016, compared to $25.18 at December 31, 2015.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2016. Income and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31,	Years Ended December 31,
(Dollars in thousands)	2016	2016			2015			2014
Interest-earning assets:	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned Paid	Yield/ Rate
Loans receivable, net and loans held for sale (1)	5.58%	$618,557	$35,772	5.78%	$490,774	$30,418	6.20%	$353,792	$23,615	6.67%
Mortgage-backed securities	1.99	38,515	793	2.06	18,975	380	2.00	27,314	534	1.96
Investment securities	2.17	41,378	895	2.16	30,068	669	2.22	30,449	618	2.03
FHLB stock	3.50	2,047	50	2.44	2,201	42	1.91	1,733	2	0.12
Interest-bearing deposits at other financial institutions	1.07	64,165	510	0.79	17,473	198	1.13	19,446	73	0.38
Total interest-earning assets (1)	5.01%	764,662	38,020	4.97%	559,491	31,707	5.67%	432,734	24,842	5.74%

Interest-bearing liabilities:
Savings and money market	0.33%	280,660	1,019	0.36%	186,151	982	0.53%	142,967	609	0.43%
Interest-bearing checking	0.05	53,310	27	0.05	30,740	25	0.08	27,123	28	0.10
Certificates of deposit	1.16	192,347	2,208	1.15	182,263	2,222	1.22	144,476	1,797	1.24
Borrowings	1.19	26,278	226	0.86	38,960	285	0.73	22,714	268	1.18
Subordinated note	6.82	9,814	683	6.96	2,120	144	6.79	—	—	—
Total interest-bearing liabilities	0.71%	562,409	4,163	0.74%	440,234	3,658	0.83%	337,280	2,702	0.80%

Net interest income			$33,857			$28,049			$22,140
Net interest rate spread	4.30%			4.23%			4.84%			4.94%
Net earning assets		$202,253			$119,257			$95,454
Net interest margin	N/A			4.43%			5.01%			5.12%
Average interest-earning assets to average interest-bearing liabilities		135.96%			127.09%			128.30%
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

	Years Ended December 31, 2016 vs. 2015			Years Ended December 31, 2015 vs. 2014
(In thousands)	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
Interest-earning assets:	Volume	Rate		Volume	Rate
Loans receivable, net and loans held for sale(1)	$7,920	$(2,566)	$5,354	$9,143	$(2,340)	$6,803
Mortgage-backed securities	391	22	413	(163)	9	(154)
Investment securities	252	(26)	226	(8)	59	51
FHLB stock	(3)	11	8	1	39	40
Interest-bearing deposits at other financial institutions	529	(217)	312	(7)	132	125
Total interest-earning assets(1)	$9,089	$(2,776)	$6,313	$8,966	$(2,101)	$6,865

Interest-bearing liabilities:
Savings and money market	$499	$(462)	$37	$184	$189	$373
Interest-bearing checking	18	(16)	2	4	(7)	(3)
Certificates of deposit	123	(137)	(14)	470	(45)	425
Borrowings	(93)	34	(59)	192	(175)	17
Subordinated note	523	16	539	144	—	144
Total interest-bearing liabilities	$1,070	$(565)	$505	$994	$(38)	$956

Net change in interest income			$5,808			$5,909
____________________
(1) The average loans receivable, net balances include non-accruing loans.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

General. Net income for the year ended December 31, 2016, increased $1.6 million, or 18.3%, to $10.5 million, from $8.9 million for the year ended December 31, 2015. The increase in net income was primarily a result of a $6.3 million, or 19.9% increase in interest income, and a 6.0 million, or 34.0% increase in noninterest income, partially offset by a $9.3 million, or 31.3% increase in noninterest expense, a $731,000, or 15.0% increase in the provision for income tax expense and $505,000, or 13.8% increase in interest expense.

Net Interest Income. Net interest income increased $5.8 million, or 20.7%, to $33.9 million for the year ended December 31, 2016, from $28.0 million for the year ended December 31, 2015. The increase in net interest income was primarily attributable to a $5.4 million, or 17.6% increase in loan receivable interest income resulting from a $127.8 million increase in average loans receivable, net and loans held for sale over the last year, a $1.0 million, or 74.4% increase in interest and dividends on investment securities, and cash and cash equivalents, primarily offset by a $539,000, or 374.3% increase in subordinated note interest expense. The subordinated note was issued on October 15, 2015.

     The net interest margin (“NIM”) decreased 58 basis points to 4.43% for the year ended December 31, 2016, from 5.01% for the same period last year. The decreased NIM reflects continued growth in diversified, lower yielding assets including loan and investment assets. As a percentage, consumer loans to total loans were 28.9% at December 31, 2016, compared to 31.0% at December 31, 2015, reflecting our loan diversification strategy. The average cost of funds for total interest-bearing liabilities decreased nine basis points to 0.74% for the year ended December 31, 2016, from 0.83% for the year ended December 31, 2015.  The decrease primarily reflects a significant amount of relatively low cost relationship-based transactional deposits acquired in the Branch Purchase and the decline in the percentage of higher cost certificates of deposit to total deposits over the last year. The decrease does not reflect the $152.9 million in noninterest-bearing deposits that reduced our overall cost of deposits. Management remains focused on matching deposit duration with the duration of earning assets where appropriate.

Interest Income. Interest income for the year ended December 31, 2016, increased $6.3 million, or 19.9%, to $38.0 million, from $31.7 million for the year ended December 31, 2015. The increase during the year was primarily attributable to an increase in the average balance of net loans receivable and loans held for sale to $618.6 million for the year ended December 31, 2016, compared to $490.8 million for the year ended December 31, 2015, partially offset by a 70 basis point decline in the average yield on interest-earning assets to 4.97% during the year ended December 31, 2016, from 5.67% for the prior year. The average yield on loans receivable, net and loans held for sale declined to 5.78% during the year ended December 31, 2016, from 6.20% for the prior year.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
(Dollars in thousands)	2016		2015		Increase in Interest Income
	Average Balance Outstanding	Yield/Rate	Average Balance Outstanding	Yield/Rate
Loans receivable, net and loans held for sale (1)	$618,557	5.78%	$490,774	6.20%	$5,354
Mortgage-backed securities	38,515	2.06	18,975	2.00	413
Investment securities	41,378	2.16	30,068	2.22	226
FHLB stock	2,047	2.44	2,201	1.91	8
Interest-bearing deposits at other financial institutions	64,165	0.79	17,473	1.13	312
Total interest-earning assets	$764,662	4.97%	$559,491	5.67%	$6,313

____________________
(1) The average loans receivable, net balances include non-accruing loans.

Interest Expense. Interest expense increased $505,000, or 13.8%, to $4.2 million for the year ended December 31, 2016, from $3.7 million for the prior year. The increase was primarily attributable to the $539,000, or 374.3% increase in subordinated note interest expense to $683,000 for the year ended December 31, 2016, reflecting a full year of interest expense, compared to $144,000 for the year ended December 31, 2015, primarily offset by the reduction of interest paid on borrowings of $59,000. The average cost of funds for total interest-bearing liabilities decreased nine basis points to 0.74% for the year ended December 31, 2016, compared to 0.83% for the year ended December 31, 2015. The decrease does not reflect the $152.9 million in noninterest-bearing deposits that reduced our overall cost of deposits. The average cost of deposits (excluding noninterest-bearing deposits) decreased 21 basis points to 0.48% for the year ended December 31, 2016, compared to 0.69% for the year ended December 31, 2015, reflecting the significant amount of relatively low cost relationship-based transactional deposits acquired in the Branch Purchase and the decline in the percentage of higher cost certificates of deposit to total deposits over the last year.

The following table details average balances for cost of funds and the change in interest expense for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
(Dollars in thousands)	2016		2015		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
Savings and money market	$280,660	0.36%	$186,151	0.53%	$37
Interest-bearing checking	53,310	0.05	30,740	0.08	2
Certificates of deposit	192,347	1.15	182,263	1.22	(14)
Borrowings	26,278	0.86	38,960	0.73	(59)
Subordinated note	9,814	6.96	2,120	6.79	539
Total interest-bearing liabilities	$562,409	0.74%	$440,234	0.83%	$505

Provision for Loan Losses. The provision for loan losses was $2.4 million for the year ended December 31, 2016, compared to $2.3 million for the year ended December 31, 2015. The increase in the provision primarily relates to the significant increases in real estate loans, specifically, one-to-four-family, construction and development, and multi-family loans, compared to the prior year. Substandard loans increased $5.0 million, or 166.7%, to $8.0 million at December 31, 2016, compared to $3.0 million at December 31, 2015. The increase in substandard loans from one year ago was primarily due to the downgrade of seven commercial lines of credit totaling $5.3 million as a result of the financial performance of the borrowers. Non-performing loans reduced to $721,000, or 0.1% of total gross loans at December 31, 2016, compared to $1.0 million, or 0.2% of total gross loans at December 31, 2015. During the year ended December 31, 2016, net recoveries totaled $26,000 compared to net charge-offs of $555,000 during the year ended December 31, 2015.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2016 and 2015:

	At or For the Years Ended December 31,
(Dollars in thousands)	2016	2015
Provision for loan losses	$2,400	$2,250
Net (recoveries) charge-offs	$(26)	$555
Allowance for loan losses	$10,211	$7,785
Allowance for loan losses as a percentage of total gross loans receivable at the end of the year	1.7%	1.5%
Non-accrual and 90 days or more past due loans	$721	$1,017
Allowance for loan losses as a percentage of non-performing loans at end of year	1,416.2%	765.5%
Non-accrual and 90 days or more past due loans as a percentage of gross loans receivable at the end of the year	0.1%	0.2%
Total gross loans	$605,415	$511,282

Management considers the allowance for loan losses at December 31, 2016, to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $6.0 million, or 34.0%, to $23.6 million for the year ended December 31, 2016, from $17.6 million for the year ended December 31, 2015. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Years Ended December 31,		Increase
(Dollars in thousands)	2016	2015	Amount	Percent
Service charges and fee income	$3,391	$1,977	$1,414	71.5%
Gain on sale of loans	19,058	14,672	4,386	29.9
Gain on sale of investment securities	146	76	70	92.1
Earnings on cash surrender value of BOLI	282	216	66	30.6
Other noninterest income	692	652	40	6.1
Total noninterest income	$23,569	$17,593	$5,976	34.0%

The $4.4 million increase in gain on sale of loans was primarily a result of increased loan originations resulting in additional sales of mortgage loans to the secondary market as part of the Company’s mortgage lending operations. In addition, for the year ended December 31, 2016, we recorded a net gain of $3.1 million for changes in the valuation of derivatives carried at fair value, compared to a net gain of $1.9 for the year ended December 31, 2015, which are included in gain on sale of loans. These adjustments in fair value primarily reflect changes in loan volume and interest rate lock commitments issued as a result of subsequent changes in the level of market interest rates. See Note 17 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. During the year ended December 31, 2016, the Company originated $770.2 million of one-to-four-family consumer martgages during 2016 and sold $711.7 million to investors, compared to sales of $551.5 million during the year ended December 31, 2015. In addition, the margin on loans sold increased to 2.64% for the year ended December 31 2016, from 2.58% a year ago.

The $1.4 million increase in service charges and fee income was primarily due to a $1.1 million increase in service charges and fee income primarily associated with the Branch Purchase, growth in the number of home loans serviced by the Bank, and a $294,000 increase in loan fees.

Noninterest Expense. Noninterest expense increased $9.3 million, or 31.3%, to $38.9 million for the year ended December 31, 2016, compared to $29.6 million for the year ended December 31, 2015. The following table provides an analysis of the changes in the components of noninterest expense:

	Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2016	2015	Amount	Percent
Salaries and benefits	$21,982	$16,732	$5,250	31.4%
Operations	6,000	4,376	1,624	37.1
Occupancy	2,404	1,867	537	28.8
Data processing	2,134	1,573	561	35.7
Gain on sale of OREO	(150)	—	(150)	(100.0)
Loan costs	2,505	1,547	958	61.9
Professional and board fees	1,943	1,658	285	17.2
FDIC insurance	487	305	182	59.7
Marketing and advertising	710	709	1	0.1
Acquisition costs	389	876	(487)	(55.6)
Amortization of core deposit intangible	522	—	522	100.0
Recovery on servicing rights	(3)	—	(3)	(100.0)
Total noninterest expense	$38,923	$29,643	$9,280	31.3%

Salaries and benefits increased $5.3 million, or 31.4%, which includes $3.7 million of commissions and incentives for the loan production staff reflecting our increased loan production, as well as $783,000 of share-based compensation associated with the equity incentive plan with the remainder of the increase in salaries and benefits due to additional staff added as a result of the Branch Purchase. At December 31, 2016, the Company employed 306 full-time equivalent employees compared to 239 at December 31, 2015. Other expense categories also increased due primarily to the Branch Purchase and Company growth. These expenses include a $1.6 million, or 37.1% increase in operations costs, a $958,000, or 61.9% increase in loan costs, a $561,000, or 35.7% increase in data processing, a $537,000, or 28.8% increase in occupancy, and a $285,000, or 17.2% increase in professional fees, partially offset by a decrease of $487,000 in acquisition costs. We also recorded $522,000 in amortization from the core deposit intangible attributable to the Branch Purchase during the year ended December 31, 2016, as compared to none in the same period last year.

     The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, weakened to 67.8% for the year ended December 31, 2016, compared to 65.0% for the year ended December 31, 2015. The slight increase in the efficiency ratio was primarily attributable to a slightly greater increase in noninterest expense compared to the increases in net interest income and noninterest income. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate income.
     Provision for Income Tax. During the year ended December 31, 2016, the Company recorded a provision for income tax expense of $5.6 million on pre-tax income compared to $4.9 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was 34.8%, compared to 35.4% for the year ended December 31, 2015. At December 31, 2016 and 2015, there was a $1.2 million and $1.3 million net deferred tax liability, respectively.

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
The table presented below, as of December 31, 2016, is an analysis prepared for 1st Security Bank of Washington by Olson Research Associates, Inc. utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. No rates in the model are allowed to go below zero. Given the low interest rate environment, reduction in rates by 200 and 300 basis points are not reported. The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur. The current Fed Funds rate is 0.50% making a 200 and 300 basis point decrease impossible.

	December 31, 2016
Change in Interest Rates in Basis Points	Net Interest Income
	Amount	Change	Change
	(Dollars in thousands)
300bp	$36,832	$2,008	5.77%
200bp	36,409	1,585	4.55
100bp	35,674	850	2.44
0bp	34,823	—	—
(100)bp	33,291	(1,533)	(4.40)

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
At December 31, 2016, the Bank’s total borrowing capacity was $191.1 million with the FHLB of Des Moines, with unused borrowing capacity of $177.5 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At December 31, 2016, the Bank held approximately $249.8 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $85.9 million, and a combined credit limit of $40.0 million in written Fed Funds lines of credit through correspondent banking relationships as of December 31, 2016. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At December 31, 2016, the Bank held approximately $217.2 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.
At December 31, 2016, $12.7 million in FHLB advances and FHLB Fed Funds were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, and Fed Funds lines of credit. The Bank’s Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $143.1 million as of December 31, 2016. Total brokered deposits as of December 31, 2016 were $47.1 million. Management utilizes brokered deposits to mitigate interest rate risk exposure where appropriate.
Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2016, the approved outstanding loan commitments, including unused lines of credit, amounted to $255.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2016, totaled $83.9 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank.
As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for the FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2016, FS Bancorp, Inc. had $3.0 million in cash to meet liquidity needs.

Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
A summary of off-balance sheet commitments to extend credit at December 31, 2016 was as follows:

Off-balance sheet loan commitments:	(In thousands)
Real estate secured (1)	$137,420
Commercial business loans	82,877
Home equity loans and lines of credit	26,129
Consumer loans	8,527
Total commitments to extend credit	$254,953
(1) Includes held for sale loans

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2016, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at December 31, 2016, the Bank was considered to be well capitalized. At December 31, 2016, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 (“CET1”) capital ratios of 10.3%, 12.6%, 13.9%, and 12.6%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 14 to the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at December 31, 2016, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.
The following table compares 1st Security Bank of Washington’s actual capital amounts at December 31, 2016, to its minimum regulatory capital requirements at that date:

					To be Well Capitalized Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total risk-based capital
(to risk-weighted assets)	$93,309	13.87%	$53,813	8.00%	$67,266	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$84,876	12.62%	$40,360	6.00%	$53,813	8.00%
Tier 1 leverage capital
(to average assets)	$84,876	10.33%	$32,862	4.00%	$41,078	5.00%
CET1 capital
(to risk-weighted assets)	$84,876	12.62%	$30,270	4.50%	$43,723	6.50%

Recent Accounting Pronouncements

For a discussion of recent accounting standards, please see Note 1 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statement and Supplementary Data” of this Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

FS BANCORP, INC. AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
FS Bancorp, Inc.
Mountlake Terrace, Washington

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FS Bancorp, Inc. and subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 16, 2017

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2016 AND 2015

(In thousands, except share data)

	2016	2015
ASSETS
Cash and due from banks	$3,590	$1,708
Interest-bearing deposits at other financial institutions	32,866	22,747
Total cash and cash equivalents	36,456	24,455
Certificates of deposit at other financial institutions	15,248	12,421
Securities available-for-sale, at fair value	81,875	55,217
Loans held for sale, at fair value	52,553	44,925
Loans receivable, net	593,317	502,535
Accrued interest receivable	2,524	2,107
Premises and equipment, net	16,012	13,856
Federal Home Loan Bank (“FHLB”) stock, at cost	2,719	4,551
Bank owned life insurance (“BOLI”), net	10,054	9,772
Servicing rights, held at the lower of cost or fair value	8,459	5,811
Goodwill	2,312	—
Core deposit intangible, net	1,717	—
Other assets	4,680	1,911
TOTAL ASSETS	$827,926	$677,561
LIABILITIES
Deposits:
Noninterest-bearing accounts	$152,913	$72,247
Interest-bearing accounts	559,680	412,931
Total deposits	712,593	485,178
Borrowings	12,670	98,769
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(175)	(195)
Total subordinated note less unamortized debt issuance costs	9,825	9,805
Deferred tax liability, net	1,161	1,293
Other liabilities	10,644	7,176
Total liabilities	746,893	602,221
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,059,503 and 3,242,120 shares issued and outstanding at December 31, 2016, and 2015, respectively	31	32
Additional paid-in capital	27,334	30,692
Retained earnings	55,584	46,175
Accumulated other comprehensive (loss) income, net of tax	(536)	78
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,380)	(1,637)
Total stockholders’ equity	81,033	75,340
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$827,926	$677,561

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

(In thousands, except earnings per share data)
	2016	2015
INTEREST INCOME
Loans receivable, including fees	$35,772	$30,418
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	2,248	1,289
Total interest and dividend income	38,020	31,707
INTEREST EXPENSE
Deposits	3,254	3,229
Borrowings	226	285
Subordinated note	683	144
Total interest expense	4,163	3,658
NET INTEREST INCOME	33,857	28,049
PROVISION FOR LOAN LOSSES	2,400	2,250
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,457	25,799
NONINTEREST INCOME
Service charges and fee income	3,391	1,977
Gain on sale of loans	19,058	14,672
Gain on sale of investment securities	146	76
Earnings on cash surrender value of BOLI	282	216
Other noninterest income	692	652
Total noninterest income	23,569	17,593
NONINTEREST EXPENSE
Salaries and benefits	21,982	16,732
Operations	6,000	4,376
Occupancy	2,404	1,867
Data processing	2,134	1,573
Gain on sale of other real estate owned (“OREO”)	(150)	—
Loan costs	2,505	1,547
Professional and board fees	1,943	1,658
Federal Deposit Insurance Corporation (“FDIC”) insurance	487	305
Marketing and advertising	710	709
Acquisition costs	389	876
Amortization of core deposit intangible	522	—
Recovery on servicing rights	(3)	—
Total noninterest expense	38,923	29,643
INCOME BEFORE PROVISION FOR INCOME TAXES	16,103	13,749
PROVISION FOR INCOME TAXES	5,604	4,873
NET INCOME	$10,499	$8,876
Basic earnings per share	$3.63	$2.98
Diluted earnings per share	$3.51	$2.93

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

(In thousands)

	2016	2015
Net Income	$10,499	$8,876
Other comprehensive loss, before tax:
Securities available-for-sale:
Unrealized holding (loss) gain during year	(804)	19
Income tax benefit (provision) related to unrealized holding (loss) gain	286	(7)
Reclassification adjustment for realized gain included in net income	(146)	(76)
Income tax provision related to reclassification for realized gain	50	25
Other comprehensive loss, net of tax	(614)	(39)
COMPREHENSIVE INCOME	$9,885	$8,837

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

(In thousands, except share data)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Unearned ESOP Shares	Total Stockholders’ Equity
BALANCE, January 1, 2015	3,235,625	$32	$29,450	$38,125	$117	$(1,888)	$65,836
Net income	—	$—	—	8,876	—	—	$8,876
Dividends paid ($0.22 per share)	—	$—	—	(826)	—	—	$(826)
Share-based compensation	—	$—	746	—	—	—	$746
Common stock repurchase	(4,605)	$—	(101)	—	—	—	$(101)
Stock options exercised	11,100	$—	187	—	—	—	$187
Other comprehensive loss, net of tax	—	$—	—	—	(39)	—	$(39)
Excess tax benefits of stock compensation	—	$—	9	—	—	—	$9
ESOP shares allocated	—	$—	401	—	—	251	$652
BALANCE, December 31, 2015	3,242,120	$32	$30,692	$46,175	$78	$(1,637)	$75,340

BALANCE, January 1, 2016	3,242,120	$32	$30,692	$46,175	$78	$(1,637)	$75,340
Net income	—	$—	—	10,499	—	—	$10,499
Dividends paid ($0.36 per share)	—	$—	—	(1,090)	—	—	$(1,090)
Share-based compensation	—	$—	783	—	—	—	$783
Restricted stock awards	4,500	$—	—	—	—	—	$—
Common stock repurchased	(198,167)	$(1)	(4,902)	—	—	—	$(4,903)
Stock options exercised	11,050	$—	186	—	—	—	$186
Other comprehensive loss, net of tax	—	$—	—	—	(614)	—	$(614)
ESOP shares allocated	—	$—	575	—	—	257	$832
BALANCE, December 31, 2016	3,059,503	$31	$27,334	$55,584	$(536)	$(1,380)	$81,033

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net income	$10,499	$8,876
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,400	2,250
Depreciation, amortization and accretion	5,210	2,430
Compensation expense related to stock options and restricted stock awards	783	746
ESOP compensation expense for allocated shares	832	652
Excess tax benefits of stock compensation	—	9
Provision for deferred income taxes	206	501
Increase in cash surrender value of BOLI	(282)	(216)
Gain on sale of loans and loans held for sale	(19,058)	(14,672)
Origination of loans held for sale	(718,864)	(571,745)
Proceeds from sale of loans held for sale	726,831	563,751
Gain on sale of investment securities	(146)	(76)
Recovery on servicing rights	(3)	—
Gain on sale of OREO	(150)	—
Changes in operating assets and liabilities
Accrued interest receivable	(417)	(549)
Other assets	(7,326)	(565)
Other liabilities	3,073	1,545
Net cash from (used by) operating activities	3,588	(7,063)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	13,577	4,178
Maturities, prepayments, sales, and calls	14,093	6,377
Purchases	(55,811)	(17,402)
Maturities of certificates of deposit at other financial institutions	292	744
Purchase of certificates of deposit at other financial institutions	(3,122)	(8,624)
Loan originations and principal collections, net	(95,043)	(101,371)
Purchase of portfolio loans	—	(16,255)
Proceeds from sale of OREO, net	682	—
Purchase of BOLI	—	(3,000)
Purchase of premises and equipment, net	(3,595)	(1,512)
FHLB stock, net	1,832	(2,901)
Net cash received from acquisition	180,356	—
Net cash from (used by) investing activities	53,261	(139,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	47,059	64,734
Proceeds from borrowings	349,125	496,387
Repayments of borrowings	(435,225)	(414,652)
Proceeds from subordinated note	—	10,000
See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

(In thousands)
Dividends paid	(1,090)	(826)
Proceeds from stock options exercised	186	187
Common stock repurchased	(4,903)	(101)
Net cash (used by) from financing activities	(44,848)	155,729
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,001	8,900
CASH AND CASH EQUIVALENTS, beginning of year	24,455	15,555
CASH AND CASH EQUIVALENTS, end of year	$36,456	$24,455

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,164	$3,660
Income taxes	$6,110	$3,953
Assets acquired in acquisition of branches (Note 2)	$181,575	$—
Liabilities assumed in acquisition of branches (Note 2)	$186,393	$—
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on investment securities	$(950)	$(57)
Property received in settlement of loans	$525	$—
Retention of mortgage servicing rights from loan sales	$4,194	$3,699

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 11 branches and seven loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, and Clallam counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals. The Bank acquired four retail bank branches from Bank of America (two in Clallam and two in Jefferson counties) on January 22, 2016, and these branches opened as 1st Security Bank branches on January 25, 2016. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.
Pursuant to the Plan of Conversion (the “Plan”), the Company’s Board of Directors adopted an employee stock ownership plan ( “ESOP”) which purchased 8% of the common stock in the open market or 259,210 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings at December 31, 2011. The liquidation account is maintained for the benefit of eligible savings account holders at June 30, 2007 and supplemental eligible account holders as of March 31, 2012, who maintain deposit accounts at the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities, and equity unchanged as a result.
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
Segment Reporting - The Company’s major lines of business are community banking.  Management has determined that the Company operates as a single operating segment based on U.S. GAAP.
Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2016, for potential recognition or disclosure.
Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco (“FRB”) and have a maturity of 90 days or less at the time of purchase. The Company had $7.8 million of cash and due from banks and interest-bearing deposits at other financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits at December 31, 2016, and none at December 31, 2015. Because the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to any deposits in excess of FDIC limits to be minimal.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

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
Unrealized holding gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of equity entitled accumulated other comprehensive income. Unrealized losses that are deemed to be other than temporary are reflected in results of operations. Any declines in the values of these securities that are considered to be other-than-temporary-impairment (“OTTI”) and credit-related are recognized in earnings. Noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income. The review for OTTI is conducted on an ongoing basis and takes into account the severity and duration of the impairment, recent events specific to the issuer or industry, fair value in relationship to cost, extent and nature of change in fair value, creditworthiness of the issuer including external credit ratings and recent downgrades, trends and volatility of earnings, current analysts’ evaluations, and other key measures. In addition, the Company does not intend to sell the securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis. In doing this, we take into account our balance sheet management strategy and consideration of current and future market conditions. Dividends and interest income are recognized when earned.
Federal Home Loan Bank Stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain an investment in capital stock of the FHLB in an amount of $813,000 and 4.0% of advances from the FHLB. The Bank’s required minimum level of investment in FHLB stock is based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2016 and 2015, the Bank’s minimum level of investment requirement in FHLB stock was $2.7 million and $4.6 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at December 31, 2016 and 2015.
Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at December 31, 2016 and 2015, respectively.

Loans Held for Sale - The Bank records all mortgage loans held-for-sale at fair value. Fair value is determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Origination fees and costs are recognized in earnings at the time of origination. Mortgage loans held-for-sale are sold with the mortgage service rights either released or retained by the Bank. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. All sales are made with limited recourse against the Company.
Derivatives - Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are reported in “Gain on sale of loans” on the Consolidated Statements of Income.
Loans Receivable - Loans receivable, are stated at the amount of unpaid principal reduced by an allowance for loan losses and net deferred fees or costs. Interest on loans is calculated using the simple interest method based on the daily

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

balance of the principal amount outstanding and is credited to income as earned. Loan fees, net of direct origination costs, are deferred and amortized over the life of the loan using the effective yield method.
Interest on loans is accrued daily based on the principal amount outstanding. Generally, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless they are well secured and in the process of collection. All interest accrued but not collected for loans that are placed on non-accrual status or charged off are reversed against interest income. Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are returned to accrual status when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or, generally, when the loan is less than 90 days delinquent, and performing according to its contractual terms after a period of six months performance.
The Company charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized net deferred loan origination fee is recognized in income at the time of repayment.
Impaired Loans - A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured on a loan by loan basis based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows. Impairment is measured for each loan in the portfolio except for the smaller groups of homogeneous consumer loans.
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
Troubled Debt Restructured Loans - Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment and can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status.
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

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
Reserve for Unfunded Loan Commitments - The reserve for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the reserve is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments is included in other liabilities on the consolidated balance sheet, with changes to the balance charged against noninterest expense.
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

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
Employee Stock Ownership Plan (“ESOP”) - Compensation expense recognized for the Company’s ESOP equals the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at the time and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders’ equity.
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
Restricted Assets - Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2016 and 2015 were $10.7 million and $3.0 million, respectively, included in interest-bearing deposits at other financial institutions on the balance sheet.
 Marketing and Advertising Costs - The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $710,000 and $709,000 for the years ended December 31, 2016 and 2015, respectively.
Stock-Based Compensation - Compensation cost is recognized for stock options and restricted stock awards, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the grant date is used for restricted stock awards.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
Goodwill - Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Goodwill was not recorded until the first quarter of 2016 in recognition of the four retail branches purchased from Bank of America. Subsequent to initial recognition, the Company tests goodwill for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. There was no goodwill impairment at December 31, 2016 and there was no goodwill at December 31, 2015.

Application of New Accounting Guidance
At October 1, 2016, the Company adopted FASB Accounting Standards Update (“ASU”) No 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09, seeks to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As required by ASU 2016-09, all adjustments are reflected as of the beginning of the fiscal year, January 1, 2016. By applying this ASU, the Company no longer adjusts common stock for the tax impact of shares released, instead the tax impact is recognized as tax expense in the period the shares are released. This simplifies the tracking of the excess tax benefits and deficiencies, but could cause volatility in tax expense for the periods presented. The statement of cash flows has been adjusted to reflect the provisions of this ASU. The application of this ASU did not have a material impact on the consolidated financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amended the principal versus agent implementation guidance set for in ASU 2014-09.  Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation.  The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. The ASU is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank holding company, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The Company’s preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company’s consolidated financial statements as substantially all of the Company’s revenues are excluded from the scope of the new guidance. New accounting guidance related to

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

the adoption of this standard continues to be released by the FASB, which could impact the Company’s preliminary analysis of materiality and may change the preliminary conclusions reached as to the application of this new guidance.
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
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Once adopted, we expect to report higher assets and liabilities as a result of including additional lease information on the consolidated balance sheets, however, the adoption of ASU 2016-02 is expected to increase our balance sheets by less than 5% and not to have a material impact on our regulatory capital ratios.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The ASU simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the ASU is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the ASU is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU seek to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company for annual periods beginning after December 15, 2016, including interim periods within those fiscal years.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

Early adoption of the update is permitted. The early adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.
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
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). The ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to our Consolidated Financial Statement was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The adoption of this ASU did not have a material effect on the company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to simplify the subsequent measurement of goodwill and the amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual reporting periods beginning after December 31, 2019. Early adoption is of the update is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

NOTE 2 - BUSINESS COMBINATION

On January 22, 2016, the Company’s wholly-owned subsidiary, 1st Security Bank, completed the purchase of four branches (“Branch Purchase”) from Bank of America, National Association (“Bank of America”). The Branch Purchase included four retail bank branches located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. In accordance with the Purchase and Assumption Agreement, dated as of September 1, 2015, between Bank of America and 1st Security Bank, the Bank acquired $186.4 million of deposits, a small portfolio of performing loans, two owned bank branches, three leases for the bank branches and parking facilities and certain other assets of the branches effective January 22, 2016. As of December 31, 2016, approximately $162.2 million of the acquired deposits remain at 1st Security Bank. These banks attracted new deposits with an aggregated total of $195.5 million, including public funds at year ended December 31, 2016. In consideration of the purchased assets and transferred liabilities, 1st Security Bank paid (a) the unpaid principal balance and accrued interest of $419,000 for the loans acquired, (b) the net book value, or approximately $778,000, for the bank facilities and certain other assets associated with the acquired branches, and (c) a deposit premium of 2.50% on substantially all of the deposits assumed, which equated to approximately $4.8 million. The transaction was settled with Bank of America paying cash of $180.4 million to 1st Security Bank for the difference between these amounts and the total deposits assumed.

The Branch Purchase was accounted for under the acquisition method of accounting and accordingly, the assets and liabilities were recorded at their fair values on January 22, 2016, the date of acquisition. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values become available. During the second quarter of 2016, the Company completed a re-evaluation of the core deposit intangible because a portion of core deposits were excluded from the original valuation.  The updated valuation of the core deposit intangible increased the fair value adjustment by $100,000 to $2.2 million from $2.1 million resulting in a decrease of $100,000 to the fair value adjustment of goodwill.  The impact to consolidated net income was an increase in the amortization of the core deposit intangible for the six months ended June 30, 2016 of $6,000 and was not considered material to the consolidated financial statements.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

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

The following table summarizes the aggregate amount recognized for each major class of assets acquired and liabilities assumed by 1st Security Bank in the Branch Purchase on January 22, 2016:

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

Core deposit intangible

The core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $522,000 for the year ended December 31, 2016, and none for the same period in 2015. Amortization expense for core deposit intangible is expected to be as follows:

2017	$400
2018	307
2019	235
2020	181
2021	166
Thereafter	428
Total	$1,717

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at December 31, 2016 and 2015:

	December 31, 2016
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$8,150	$12	$(94)	$8,068
Corporate securities	7,654	14	(168)	7,500
Municipal bonds	15,183	164	(83)	15,264
Mortgage-backed securities	45,856	52	(713)	45,195
U.S. Small Business Administration securities	5,862	27	(41)	5,848
Total securities available-for-sale	$82,705	$269	$(1,099)	$81,875

	December 31, 2015
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$6,134	$—	$(99)	$6,035
Corporate securities	3,495	5	(67)	3,433
Municipal bonds	18,531	373	(13)	18,891
Mortgage-backed securities	22,926	72	(163)	22,835
U.S. Small Business Administration securities	4,011	23	(11)	4,023
Total securities available-for-sale	$55,097	$473	$(353)	$55,217

The Bank pledged 12 securities held at the FHLB with a carrying value of $14.2 million to secure Washington State public deposits of $5.5 million with a $550,000 collateral requirement by the Washington Public Deposit Protection Commission at December 31, 2016.

Investment securities that were in an unrealized loss position at December 31, 2016 and 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$6,998	$(94)	$—	$—	$6,998	$(94)
Corporate securities	5,048	(106)	1,438	(62)	6,486	(168)
Municipal bonds	6,741	(83)	—	—	6,741	(83)
Mortgage-backed securities	39,373	(713)	—	—	39,373	(713)
U.S. Small Business Administration securities	2,963	(41)	—	—	2,963	(41)
Total	$61,123	$(1,037)	$1,438	$(62)	$62,561	$(1,099)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$2,107	$(31)	$3,928	$(68)	$6,035	$(99)
Corporate securities	994	(6)	1,439	(61)	2,433	(67)
Municipal bonds	956	(1)	293	(12)	1,249	(13)
Mortgage-backed securities	15,642	(112)	2,119	(51)	17,761	(163)
U.S. Small Business Administration securities	990	(11)	—	—	990	(11)
Total	$20,689	$(161)	$7,779	$(192)	$28,468	$(353)

There were 48 investments with unrealized losses of less than one year and two investments with unrealized losses of more than one year at December 31, 2016. There were 17 investments with unrealized losses of less than one year and eight investments with unrealized losses of more than one year at December 31, 2015. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell these securities, and it is not likely to be required to sell these securities prior to maturity. No other-than-temporary impairment was recorded for the years ended December 31, 2016 and 2015.

The contractual maturities of securities available-for-sale at December 31, 2016 and 2015 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	December 31, 2016		December 31, 2015
U.S. agency securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$4,000	$3,956	$—	$—
Due after five years through ten years	4,150	4,112	6,134	6,035
Subtotal	8,150	8,068	6,134	6,035
Corporate securities
Due after one year through five years	5,659	5,625	1,500	1,490
Due after five years through ten years	1,995	1,875	1,995	1,943
Subtotal	7,654	7,500	3,495	3,433
Municipal bonds
Due in one year or less	509	513	991	997
Due after one year through five years	5,326	5,386	3,904	3,954
Due after five years through ten years	7,476	7,492	7,807	7,981
Due after ten years	1,872	1,873	5,829	5,959
Subtotal	15,183	15,264	18,531	18,891
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	23,522	23,197	12,515	12,466
Federal Home Loan Mortgage Corporation (“FHLMC”)	14,950	14,662	4,524	4,501
Government National Mortgage Association (“GNMA”)	7,384	7,336	5,887	5,868
Subtotal	45,856	45,195	22,926	22,835
U.S. Small Business Administration securities
Due after five years through ten years	5,862	5,848	4,011	4,023
Total	$82,705	$81,875	$55,097	$55,217

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the years ended December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$13,577	$149	$(3)

	December 31, 2015
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$4,178	$76	$—

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at December 31:

REAL ESTATE LOANS	2016	2015
Commercial	$55,871	$50,034
Construction and development	94,462	80,806
Home equity	20,081	16,540
One-to-four-family (excludes loans held for sale)	124,009	102,921
Multi-family	37,527	22,223
Total real estate loans	331,950	272,524
CONSUMER LOANS
Indirect home improvement	107,759	103,064
Solar	36,503	29,226
Marine	28,549	23,851
Other consumer	1,915	2,181
Total consumer loans	174,726	158,322
COMMERCIAL BUSINESS LOANS
Commercial and industrial	65,841	59,619
Warehouse lending	32,898	20,817
Total commercial business loans	98,739	80,436
Total loans receivable, gross	605,415	511,282
Allowance for loan losses	(10,211)	(7,785)
Deferred costs, fees, and discounts, net	(1,887)	(962)
Total loans receivable, net	$593,317	$502,535
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

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
One-to-Four-Family Real Estate Lending. One-to-four-family residential loans include owner occupied properties (including second homes), and non-owner occupied properties. These loans originated by the Company are secured by first mortgages on one-to-four-family residences in our market areas that the Company intends to hold (excludes loans held for sale).
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
Warehouse Lending. Loans originated by the Company’s mortgage and construction warehouse lending program through which the Company funds third-party bankers originating residential mortgage and construction loans for sale into the secondary market and speculative construction loans for sale to single family households. These loans are secured by the notes and assigned deeds of trust associated with the residential mortgage and construction loans on properties primarily located in the Company’s market areas.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

The following tables detail activities in the allowance for loan losses by loan categories for the years shown:

	At or For the Year Ended December 31, 2016
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,874	$1,681	$1,396	$1,834	$7,785
Provision for loan losses	622	513	1,192	73	2,400
Charge-offs	(65)	(1,002)	—	—	(1,067)
Recoveries	116	890	87	—	1,093
Net recoveries (charge-offs)	51	(112)	87	—	26
Ending balance	$3,547	$2,082	$2,675	$1,907	$10,211
Year-end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,547	2,082	2,675	1,907	10,211
Ending balance	$3,547	$2,082	$2,675	$1,907	$10,211
LOANS RECEIVABLE
Loans individually evaluated for impairment	$194	$—	$—	$—	$194
Loans collectively evaluated for impairment	331,756	174,726	98,739	—	605,221
Ending balance	$331,950	$174,726	$98,739	$—	$605,415

	At or For the Year Ended December 31, 2015
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$1,872	$1,431	$1,184	$1,603	$6,090
Provision for loan losses	1,026	757	236	231	2,250
Charge-offs	(248)	(1,466)	(40)	—	(1,754)
Recoveries	224	959	16	—	1,199
Net charge-offs	(24)	(507)	(24)	—	(555)
Ending balance	$2,874	$1,681	$1,396	$1,834	$7,785
Year-end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	2,874	1,681	1,396	1,834	7,785
Ending balance	$2,874	$1,681	$1,396	$1,834	$7,785
LOANS RECEIVABLE
Loans individually evaluated for impairment	$734	$—	$—	$—	$734
Loans collectively evaluated for impairment	271,790	158,322	80,436	—	510,548
Ending balance	$272,524	$158,322	$80,436	$—	$511,282

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans for the years ended December 31, 2016 and 2015:

	December 31, 2016
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non-Accrual
Commercial	$—	$—	$—	$—	$55,871	$55,871	$—
Construction and development	—	—	—	—	94,462	94,462	—
Home equity	34	—	210	244	19,837	20,081	210
One-to-four-family	—	—	—	—	124,009	124,009	—
Multi-family	—	—	—	—	37,527	37,527	—
Total real estate loans	34	—	210	244	331,706	331,950	210
CONSUMER LOANS
Indirect home improvement	268	278	167	713	107,046	107,759	435
Solar	92	—	69	161	36,342	36,503	69
Marine	8	—	—	8	28,541	28,549	—
Other consumer	3	2	4	9	1,906	1,915	7
Total consumer loans	371	280	240	891	173,835	174,726	511
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	65,841	65,841	—
Warehouse lending	—	—	—	—	32,898	32,898	—
Total commercial business loans	—	—	—	—	98,739	98,739	—
Total loans	$405	$280	$450	$1,135	$604,280	$605,415	$721

	December 31, 2015
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non-Accrual
Commercial	$—	$—	$—	$—	$50,034	$50,034	$—
Construction and development	—	—	—	—	80,806	80,806	—
Home equity	157	20	47	224	16,316	16,540	47
One-to-four-family	48	—	525	573	102,348	102,921	525
Multi-family	—	—	—	—	22,223	22,223	—
Total real estate loans	205	20	572	797	271,727	272,524	572
CONSUMER LOANS
Indirect home improvement	307	243	157	707	102,357	103,064	408
Solar	69	—	37	106	29,120	29,226	37
Marine	28	—	—	28	23,823	23,851	—
Other consumer	—	—	—	—	2,181	2,181	—
Total consumer loans	404	243	194	841	157,481	158,322	445
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	59,619	59,619	—
Warehouse lending	—	—	—	—	20,817	20,817	—
Total commercial business loans	—	—	—	—	80,436	80,436	—
Total loans	$609	$263	$766	$1,638	$509,644	$511,282	$1,017
There were no loans 90 days or more past due and still accruing interest at December 31, 2016 and 2015.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance was provided for the years ended December 31, 2016 and 2015:

	December 31, 2016
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance
Home equity	$137	$—	$137	$—
One-to-four-family	69	(12)	57	—
Total	$206	$(12)	$194	$—

	December 31, 2015
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment	Related Allowance
One-to-four-family	$801	$(67)	$734	$—

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the years ended December 31, 2016 and 2015:

	At or For the Years Ended
	December 31, 2016		December 31, 2015
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Home equity	$139	$1	$—	$—
One-to-four-family	57	3	738	22
Total	$196	$4	$738	$22

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

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

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the FDIC’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded “4” or “5”internally. Loans that are past due more than 90 days are classified “Substandard” risk graded “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.

The following tables summarize risk rated loan balances by category at the dates indicated:

	December 31, 2016
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$53,234	$2,637	$—	$—	$—	$—	$55,871
Construction and development	94,462	—	—	—	—	—	94,462
Home equity	19,871	—	—	210	—	—	20,081
One-to-four-family	124,009	—	—	—	—	—	124,009
Multi-family	37,527	—	—	—	—	—	37,527
Total real estate loans	329,103	2,637	—	210	—	—	331,950
CONSUMER
Indirect home improvement	107,324	—	—	435	—	—	107,759
Solar	36,434	—	—	69	—	—	36,503
Marine	28,549	—	—	—	—	—	28,549
Other consumer	1,813	—	—	102	—	—	1,915
Total consumer loans	174,120	—	—	606	—	—	174,726
COMMERCIAL BUSINESS LOANS
Commercial and industrial	58,105	525	—	7,211	—	—	65,841
Warehouse lending	32,898	—	—	—	—	—	32,898
Total commercial business loans	91,003	525	—	7,211	—	—	98,739
Total loans	$594,226	$3,162	$—	$8,027	$—	$—	$605,415

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

	December 31, 2015
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$50,034	$—	$—	$—	$—	$—	$50,034
Construction and development	79,100	1,706	—	—	—	—	80,806
Home equity	16,493	—	—	47	—	—	16,540
One-to-four-family	102,396	—	—	525	—	—	102,921
Multi-family	22,223	—	—	—	—	—	22,223
Total real estate loans	270,246	1,706	—	572	—	—	272,524
CONSUMER
Indirect home improvement	102,656	—	—	408	—	—	103,064
Solar	29,189	—	—	37	—	—	29,226
Marine	23,851	—	—	—	—	—	23,851
Other consumer	2,181	—	—	—	—	—	2,181
Total consumer loans	157,877	—	—	445	—	—	158,322
COMMERCIAL BUSINESS LOANS
Commercial and industrial	54,977	2,352	335	1,955	—	—	59,619
Warehouse lending	20,817	—	—	—	—	—	20,817
Total commercial business loans	75,794	2,352	335	1,955	—	—	80,436
Total loans	$503,917	$4,058	$335	$2,972	$—	$—	$511,282

Troubled Debt Restructured Loans

The Company had one TDR loan on accrual and included in impaired loans with a balance of $57,000 at December 31, 2016. At December 31, 2015, the Company had three TDR loans totaling $734,000, of which one TDR loan with a balance of $525,000 was on non-accrual and included in impaired loans, and the remaining two TDR loans totaling $209,000 were on accrual. The Company had no commitments to lend additional funds on the one TDR loan at December 31, 2016. At December 31, 2016 and 2015, all of the Company’s TDR loans consisted of one-to-four-family loans.

The following table summarizes TDR loan balances at the dates indicated:

	December 31,
	2016	2015
TDR loans on accrual	$57	$209
TDR loans on non-accrual	—	525
Total TDR loan balances	$57	$734

For the years ended December 31, 2016 and 2015 there were no reported TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting year.

There was a $43,000 and a $525,000 mortgage loan collateralized by residential real estate property in the process of foreclosure at December 31, 2016 and 2015, respectively.

Related Party Loans

Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

Outstanding loan balances were as follows and were within regulatory limitations:

	At December 31,
(In thousands)	2016	2015
Beginning balance	$—	$13
Additions	313	—
Repayments	—	(13)
Ending balance	$313	$—

Aggregate loan balances of extended credit were $469,000 and $200,000 at December 31, 2016 and 2015, respectively.

These loans and lines of credit were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability.

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others were $977.1 million and $636.1 million at December 31, 2016 and 2015, respectively and are carried at the lower of cost or market.

The following table summarizes servicing rights activity for the years ended December 31, 2016 and 2015:

	2016	2015
Beginning balance	$5,811	$3,061
Additions	4,194	3,699
Servicing rights amortized	(1,549)	(949)
Recovery on servicing rights	3	—
Ending balance	$8,459	$5,811

The fair market value of the servicing rights’ assets was $11.7 million and $6.8 million at December 31, 2016 and December 31, 2015, respectively. Fair value adjustments to servicing rights are mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At December 31,
Key assumptions:	2016	2015
Weighted average discount rate	9.5%	8.5%
Conditional prepayment rate (“CPR”)	8.8%	12.2%
Weighted average life in years	7.9	6.4

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

Key economic assumptions and the sensitivity of the current fair value for single family mortgage servicing rights to immediate adverse changes in those assumptions at December 31, 2016 and December 31, 2015 were as follows:

		December 31, 2016	December 31, 2015
Aggregate portfolio principal balance		$973,139	$631,812
Weighted average rate of note		3.9%	4.0%

At December 31, 2016	Base	0.5% Adverse Change	1.0% Adverse Change
Conditional Prepayment Rate	8.8%	12.8%	20.2%
Fair value MSR	$11,735	$9,991	$7,808
Percentage of MSR	1.2%	1.0%	0.8%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$11,735	$11,480	$11,235
Percentage of MSR	1.2%	1.2%	1.2%

At December 31, 2015	Base	0.5% Adverse Change	1.0% Adverse Change
Conditional prepayment rate	12.2%	17.8%	25.3%
Fair value MSR	$6,813	$5,660	$4,557
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	8.5%	9.0%	9.5%
Fair value MSR	$6,813	$6,678	$6,548
Percentage of MSR	1.1%	1.1%	1.0%

The above tables show the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA/FHLMC/GNMA/FHLB serviced home loan. The above tables reference a 50 basis point and 100 basis point decrease in note rate.

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

The Company recorded $2.0 million and $1.3 million of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the years ended December 31, 2016 and 2015, respectively. The income, net of amortization, is reported in noninterest income.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015 were as follows:

	2016	2015
Land	$2,028	$1,767
Buildings	8,611	7,787
Furniture, fixtures, and equipment	8,826	6,966
Leasehold improvements	2,102	1,939
Building improvements	4,537	4,123
Projects in process	467	394
Subtotal	26,571	22,976
Less accumulated depreciation and amortization	(10,559)	(9,120)
Total	$16,012	$13,856

Depreciation and amortization expense for these assets totaled $1.4 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively.

The Company leases premises and equipment under operating leases. Minimum net rental commitments under non-cancelable leases, having an original or remaining term of more than one year for future years, were as follows:

Years Ending December 31,
2017	$1,142
2018	944
2019	883
2020	657
2021	530
Thereafter	1,470
Total	$5,626

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs. Rental expense of leased premises and equipment was $977,000 and $839,000 for the years ended December 31, 2016 and 2015, respectively, which is included in occupancy expense.

NOTE 7 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at and for the years ended December 31:

	2016	2015
Beginning balance	$—	$—
Net loans transferred to OREO	525	—
Capitalized costs	7	—
Gross proceeds from sale of OREO	(682)	—
Gain on sale of OREO	150	—
Ending balance	$—	$—

At December 31, 2016 and 2015, there were no OREO properties. There were no holding costs associated with OREO for the years ended December 31, 2016 and 2015, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

NOTE 8 - DEPOSITS

Deposits are summarized as follows at December 31:

	2016(1)	2015
Noninterest-bearing checking	$143,236	$66,676
Interest-bearing checking	66,119	34,098
Savings	54,995	30,126
Money market	242,849	159,605
Certificates of deposit less than $100,000(2)	93,791	65,175
Certificates of deposit of $100,000 through $250,000	74,832	91,317
Certificates of deposit of $250,000 and over(3)	27,094	32,610
Escrow accounts related to mortgages serviced	9,677	5,571
Total	$712,593	$485,178
(1) Includes $162.2 million of deposits acquired in the Branch Purchase.
(2) Includes $47.1 million and $27.9 million of brokered deposits at December 31, 2016 and 2015, respectively.
(3) Time deposits that meet or exceed the FDIC insurance limit.

Scheduled maturities of time deposits at December 31, 2016 for future years ending are as follows:

At December 31, 2016
2017	$83,857
2018	58,435
2019	22,817
2020	14,342
2021	8,819
Thereafter	7,447
Total	$195,717

Interest expense by deposit category for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Interest-bearing checking	$27	$25
Savings and money market	1,019	982
Certificates of deposit	2,208	2,222
Total	$3,254	$3,229

The Company had related party deposits of approximately $976,000 and $584,000 at December 31, 2016 and 2015, respectively, which includes deposits held for directors and executive officers.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

NOTE 9 - DEBT

Borrowings

The Bank is a member of the FHLB of Des Moines, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2016 and 2015, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse Federal Funds (“Fed Funds”) advance, which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank.

Credit is limited to 35% of the Company’s total assets. The Bank entered into an Advanced, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2016, loans of approximately $249.8 million were pledged to the FHLB with a borrowing capacity, net of advances of $177.5 million. In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. At December 31, 2016 and 2015, the Bank had approximately $170.1 million in pledged consumer loans with a Term Auction or Term Facility borrowing capacity of $85.9 million and $79.5 million, respectively, of which none was outstanding at either date. The Bank also had $40.0 million unsecured Fed Funds lines of credit with other large financial institutions of which none was outstanding at December 31, 2016.

Advances on these lines at December 31, 2016 and 2015 were as follows:

	2016	2015
Federal Home Loan Bank - (interest rates ranging from 0.86% to 1.73% and 0.34% to 1.73% at December 31, 2016 and 2015, respectively)	$12,670	$98,769
Total	$12,670	$98,769

Subordinated Note

On October 15, 2015 (the “Closing Date”), FS Bancorp, Inc. issued an unsecured subordinated term note in the aggregate principal amount of $10.0 million due October 1, 2025 (the “Subordinated Note”) pursuant to a Subordinated Loan Agreement with Community Funding CLO, Ltd. The Subordinated Note bears interest at an annual interest rate of 6.50%, payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date.

The Subordinated Note will mature on October 1, 2025 but may be prepaid at the Company’s option and with regulatory approval at any time on or after five years after the Closing Date or at any time upon certain events, such as a change in the regulatory capital treatment of the Subordinated Note or the interest on the Subordinated Note no longer being deductible by the Company for United States federal income tax purposes. The Company contributed $9.0 million of the proceeds from the Subordinated Note as additional capital to the Bank in the fourth quarter of 2015 and used the balance to fund general working capital and operating expenses.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

The maximum and average outstanding and weighted average interest rates on debt during the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Maximum balance:
Federal Home Loan Bank advances and Fed Funds	$98,769	$98,769
Federal Reserve Bank	$1,000	$—
Fed Funds lines of credit	$6,000	$2,901
Warehouse lines of credit	$—	$2,300
Subordinated note	$10,000	$10,000
Average balance:
Federal Home Loan Bank advances and Fed Funds	$26,259	$38,393
Federal Reserve Bank	$3	$—
Fed Funds lines of credit	$16	$145
Warehouse lines of credit	$—	$1,886
Subordinated note	$10,000	$2,120
Weighted average interest rate:
Federal Home Loan Bank advances and Fed Funds	0.98%	0.82%
Federal Reserve Bank	1.00%	—%
Fed Funds lines of credit	0.77%	0.42%
Warehouse lines of credit	—%	4.18%
Subordinated note	6.50%	6.50%

Scheduled maturities of Federal Home Loan Bank advances were as follows:

Year Ending		Interest
December 31,	Balances	Rates
2017	$5,140	1.10%
2018	3,987	1.01%
2019	1,207	1.73%
2020	2,336	1.71%
Total	$12,670

NOTE 10 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1000 hours of service during a 12-month period are eligible to participate in the ESOP.
The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2016, the ESOP made the fifth annual installment payment of principal in the amount of $257,000, plus accrued interest of $38,000 pursuant to the ESOP loan agreement.
As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at December 31, 2016 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.
Compensation expense related to the ESOP for the years ended December 31, 2016 and 2015, was $832,000 and $652,000, respectively.
Shares held by the ESOP at December 31, 2016 and December 31, 2015, were as follows (shown as actual):

	December 31,
	2016	2015
Allocated shares	126,589	102,359
Committed to be released shares	—	—
Unallocated shares	129,605	155,526
Total ESOP shares	256,194	257,885

Fair value of unallocated shares (in thousands)	$4,158	$3,913

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions between 1% and 3%, and 50% for contributions between 4% and 5%. There was a $759,000 and $589,000 matching contribution for the years ended December 31, 2016 and 2015, respectively.

NOTE 11 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2016 and 2015, were as follows:

	2016	2015
Provision for income taxes
Current	$5,398	$4,372
Deferred	206	501
Total provision for income tax	$5,604	$4,873

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

A reconciliation of the effective income tax rate with the federal statutory tax rates at December 31, 2016 and 2015 was as follows:

	2016		2015
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$5,636	35.0%	$4,881	35.5%
Tax exempt income	(255)	(1.6)	(618)	(4.5)
Increase in tax resulting from other items	42	0.3	270	1.9
ESOP	181	1.1	340	2.5
Total	$5,604	34.8%	$4,873	35.4%

Total deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred Tax Assets
Allowance for loan losses	$2,467	$1,274
Non-accrued loan interest	3	12
Restricted stock awards	—	25
Non-qualified stock options	159	115
Securities available-for-sale	294	—
Other	437	577
Total deferred tax assets	3,360	2,003
Deferred Tax Liabilities
Loan origination costs	(1,242)	(996)
Servicing rights	(3,003)	(2,063)
Prepaids	(72)	(65)
Stock dividend - FHLB stock	(1)	(2)
Securities available-for-sale	—	(43)
Property, plant, and equipment	(203)	(127)
Total deferred tax liabilities	(4,521)	(3,296)
Net deferred tax liabilities	$(1,161)	$(1,293)

The Company files a U.S. Federal income tax return and Oregon State return, which are subject to examination by tax authorities for years 2013 and later. At December 31, 2016 and 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2016 and 2015, the Company recognized no interest and penalties.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments - The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

 The following table provides a summary of the Company’s commitments at December 31, 2016 and 2015:

COMMITMENTS TO EXTEND CREDIT	2016	2015
REAL ESTATE LOANS
Commercial	$108	$1,988
Construction and development	57,016	44,109
One-to-four-family (includes held for sale)	79,870	76,013
Home equity	26,129	18,089
Multi-family	426	429
Total real estate loans	163,549	140,628
CONSUMER LOANS	8,527	5,754
COMMERCIAL BUSINESS LOANS
Commercial and industrial	31,775	39,537
Warehouse lending	51,102	27,601
Total commercial business loans	82,877	67,138
Total commitments to extend credit	$254,953	$213,520

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
Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $179,000 and $147,000 at December 31, 2016 and 2015, respectively. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.
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
The Company has entered into change of control agreements with its Chief Financial Officer, Chief Operating Officer, Chief Lending Officer, and two Executive Vice Presidents of Home Lending. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements, the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.
Because of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at December 31, 2016.
Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $955,000 and $561,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at December 31, 2016 and 2015, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

NOTE 13 - SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s business and lending activities are primarily with customers located in the greater Puget Sound area and one loan production office located in the Tri-Cities, Washington. The Company originates real estate and consumer loans and has concentrations in these areas, however, indirect home improvement loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, Idaho, and California. The Company also originates solar loans through contractors and dealers in the state of California. Generally, loans are secured by deposit accounts, personal property, or real estate. Rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. At December 31, 2016 and December 31, 2015, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2016, that the Company meets all capital adequacy requirements to which it is subject.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

The following tables compare the Bank’s actual capital amounts and ratios at December 31, 2016 and 2015 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2016
Total risk-based capital
(to risk-weighted assets)	$93,309	13.87%	$53,813	8.00%	$67,266	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$84,876	12.62%	$40,360	6.00%	$53,813	8.00%
Tier 1 leverage capital
(to average assets)	$84,876	10.33%	$32,862	4.00%	$41,078	5.00%
CET 1 capital
(to risk-weighted assets)	$84,876	12.62%	$30,270	4.50%	$43,723	6.50%
At December 31, 2015
Total risk-based capital
(to risk-weighted assets)	$85,570	15.51%	$44,132	8.00%	$55,164	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$78,662	14.26%	$33,099	6.00%	$44,132	8.00%
Tier 1 leverage capital
(to average assets)	$78,662	12.14%	$25,924	4.00%	$32,406	5.00%
CET 1 capital
(to risk-weighted assets)	$78,662	14.26%	$24,824	4.50%	$35,857	6.50%

In addition to the minimum CET 1, Tier 1 and total capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional CET 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

FS Bancorp, Inc. is a bank holding company subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2016, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp Inc. at December 31, 2016 were 9.5% for Tier 1 leverage-based capital, 11.6% for Tier 1 risk-based capital, 12.9% for total risk-based capital, and 11.6% for CET 1 capital ratio.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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
Determination of Fair Market Values:
 Securities Available-for-Sale - The fair value of securities available-for-sale are recorded on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow, and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. Transfers between the fair value hierarchy are determined through the third-party service provider which, from time to time will transfer between levels based on market conditions per the related security. All models and processes used take into account market convention (Level 2).
Mortgage Loans Held for Sale - The fair value of loans held for sale reflects the value of commitments with investors and/or the relative price as delivered into a to be announced (“TBA”) mortgage-backed security (Level 2).
Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. TBA mortgage-backed securities are fair valued using similar contracts in active markets (Level 2) while locks and forwards with customers and investors are fair valued using similar contracts in the market and changes in the market interest rates (Level 2 and 3).
Impaired Loans - Fair value adjustments to impaired collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models, which contain management’s assumptions. Management will utilize discounted cashflow impairment for TDRs when the change in terms result in a discount to the overall cashflows to be received (Level 3).

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

The following tables present securities available-for-sale measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

	Securities Available-for-Sale
At December 31, 2016	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,068	$—	$8,068
Corporate securities	—	7,500	—	7,500
Municipal bonds	—	15,264	—	15,264
Mortgage-backed securities	—	45,195	—	45,195
U.S. Small Business Administration securities	—	5,848	—	5,848
Total	$—	$81,875	$—	$81,875

	Securities Available-for-Sale
At December 31, 2015	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$6,035	$—	$6,035
Corporate securities	—	3,433	—	3,433
Municipal bonds	—	18,891	—	18,891
Mortgage-backed securities	—	22,835	—	22,835
U.S. Small Business Administration securities	—	4,023	—	4,023
Total	$—	$55,217	$—	$55,217

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
December 31, 2016	$—	$52,553	$—	$52,553
December 31, 2015	$—	$44,925	$—	$44,925

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors and paired off commitments with investors measured at their fair value on a recurring basis at December 31, 2016 and December 31, 2015:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
December 31, 2016	$—	$—	$818	$818
December 31, 2015	$—	$—	$698	$698

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2016	$—	$495	$177	$672
December 31, 2015	$—	$3	$74	$77

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2016	$—	$747	$—	$747
December 31, 2015	$—	$30	$—	$30

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
December 31, 2016	$—	$—	$194	$194
December 31, 2015	$—	$—	$734	$734

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at December 31, 2016:

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.7%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.7%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 18.0%	0.0%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2016 and 2015.

2016	Beginning Balance	Purchases and issuances	Sales and settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of year
Interest rate lock commitments with customers	$698	$16,793	$(16,673)	$818	$120
Individual forward sale commitments with investors	74	175	(72)	177	103
2015
Interest rate lock commitments with customers	$396	$11,041	$(10,739)	$698	$302
Individual forward sale commitments with investors	12	245	(183)	74	62
Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded within other noninterest income.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

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
 Subordinated Note - The fair value of the Subordinated Note is based upon the average yield of debt issuances in the fourth quarter of 2016 for similarly sized issuances (Level 2).
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

The following table provides estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015:

	2016		2015
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1 inputs:
Cash and cash equivalents	$36,456	$36,456	$24,455	$24,455
Certificates of deposit at other financial institutions	15,248	15,248	12,421	12,421
Level 2 inputs:
Securities available-for-sale, at fair value	81,875	81,875	55,217	55,217
Loans held for sale, at fair value	52,553	52,553	44,925	44,925
FHLB stock, at cost	2,719	2,719	4,551	4,551
Accrued interest receivable	2,524	2,524	2,107	2,107
Individual forward sale commitments with investors	495	495	3	3
Paired off commitments with investors	747	747	30	30
Level 3 inputs:
Loans receivable, gross	605,415	670,183	511,282	566,209
Servicing rights, held at lower of cost or fair value	8,459	11,741	5,811	6,848
Fair value interest rate locks with customers	818	818	698	698
Individual forward sale commitments with investors	177	177	74	74
Financial Liabilities
Level 2 inputs:
Deposits	712,593	718,970	485,178	494,871
Borrowings	12,670	12,660	98,769	98,739
Subordinated note, net	9,825	9,805	9,805	9,550
Accrued interest payable	192	192	22	22

NOTE 16 - EARNINGS PER SHARE
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended December 31, 2016 and 2015.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

	At or For the Years Ended
	December 31,
Numerator:	2016	2015
Net Income (in thousands)	$10,499	$8,876
Denominator:
Basic weighted average common shares outstanding	2,896,209	2,978,165
Dilutive shares	93,950	54,352
Diluted weighted average common shares outstanding	2,990,159	3,032,517
Basic earnings per share	$3.63	$2.98
Diluted earnings per share	$3.51	$2.93
The Company purchased 259,210 shares in the open market during the year ended December 31, 2012, for the ESOP. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share. There were 129,605 shares in the ESOP that were not committed to be released at December 31, 2016.

NOTE 17 - DERIVATIVES

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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	December 31, 2016
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$33,289	$818	$—
Mandatory and best effort forward commitments with investors	23,536	177	—
Forward TBA mortgage-backed securities	53,000	495	—
TBA mortgage-backed securities forward sales paired off with investors	44,000	747	—

	December 31, 2015
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$34,154	$698	$—
Mandatory and best effort forward commitments with investors	24,135	74	—
Forward TBA mortgage-backed securities	49,000	3	—
TBA mortgage-backed securities forward sales paired off with investors	28,500	30	—

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net gain of $3.1 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively.

NOTE 18 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $783,000 for the year ended December 31, 2016, and $746,000 for the year ended December 31, 2015. The related income tax benefit was $274,000 for the year ended December 31, 2016, and $265,000 for 2015.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

Stock Options

The Plan authorizes the grant of stock options totaling 324,013 shares to Company directors and employees. Option awards are granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date. May 8, 2014, of $16.89 per share. These option awards were granted as non-qualified stock options, having a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank. There were no options granted in 2016 or 2015.

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

The following table presents a summary of the Company’s stock option plan awards during the year ended December 31, 2016 (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2016	306,900	$16.89	8.36	$2,794,570
Granted	—	—	—	—
Less exercised	11,050	16.89	—	106,477
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2016	295,850	$16.89	7.36	$5,638,901

Expected to vest, assuming a 0.31% annual forfeiture rate	295,053	$16.89	7.36	$5,623,711

Exercisable at December 31, 2016	105,650	$16.89	7.36	$2,013,689
For the year ended December 31, 2016, there was $540,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards totaling 129,605 shares to Company directors and employees, and all but 4,500 shares were granted on May 8, 2014 at a grant date fair value of $16.89 per share. The remaining 4,500 restricted stock awards were granted on January 1, 2016 at a grant date fair value of $26.00 per share. Compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a three-year period for directors and a five-year period for employees, beginning at the grant date. Any unexercised

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016 AND 2015

restricted stock awards will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the year ended December 31, 2016 (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	94,684	$16.89	$1,599,212
Granted	4,500	26.00	117,000
Less vested	30,421	16.89	513,811
Forfeited or expired	—	—	—
Nonvested at December 31, 2016	68,763	$17.49	$1,202,401

For the year ended December 31, 2016, there was $832,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) at December 31, 2016, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing of this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect at December 31, 2016 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

b)     Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment, we concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

Federal law does not require that this annual report include an attestation of our independent registered public accounting firm regarding internal control over financial reporting.

c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Ethics for Senior Financial Officers

The Board of Directors has adopted a Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees. The Code is applicable to the Company’s principal executive officer and senior financial officers. The Company’s Code of Ethics is posted on its website at www.fsbwa.com under the Investor Relations tab.

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

(d) Equity Compensation Plan Information.

The following table summarizes share and exercise price information about FS Bancorp’s equity compensation plans as of December 31, 2016:

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
_______________
(1)    The restricted shares granted under the 2013 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees. At December 31, 2016, there were 129,605 restricted shares granted pursuant to the 2013 Equity Incentive Plan and no shares were available for future grants of restricted stock.

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
(b) Exhibits
Exhibits are available from the Company by written request
3.1 Articles of Incorporation for FS Bancorp, Inc. (1)
3.2 Amended and Restated Bylaws for FS Bancorp, Inc. (2)
4.1 Form of Common Stock Certificates for FS Bancorp, Inc. (1)
10.1 Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2 Form of Change of Control Agreement between 1st Security Bank of Washington and each of Joseph C. Adams, Matthew D. Mullet, Drew B. Ness, and Dennis V. O’Leary (1)
10.3 FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (3)
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

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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
(6)    Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 19, 2015 (File No. 001-35589).
(7)    Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589).

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 16, 2017	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 16, 2017

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 16, 2017

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 16, 2017

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 16, 2017

/s/Judith A. Cochrane	Director
Judith A. Cochrane		March 16, 2017

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 16, 2017

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 16, 2017

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith, MA		March 16, 2017

/s/Mark H. Tueffers	Director
Mark H. Tueffers		March 16, 2017

EXHIBIT INDEX

21 Subsidiaries of Registrant

23 Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.