Form 10-Q
period 2017-03-31
FS Bancorp, Inc.
filed 2017-05-10
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017    OR

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
Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Emerging growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2017, there were 3,065,266 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.
Form 10-Q

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 (Unaudited)	2

	Consolidated Statements of Income for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	6 - 7

	Notes to Consolidated Financial Statements	8 - 37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38 - 47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II	OTHER INFORMATION	48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48 - 49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49 - 50

SIGNATURES		51
As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts) (Unaudited)

ASSETS	March 31, 2017	December 31, 2016
Cash and due from banks	$3,879	$3,590
Interest-bearing deposits at other financial institutions	42,176	32,866
Total cash and cash equivalents	46,055	36,456
Certificates of deposit at other financial institutions	17,613	15,248
Securities available-for-sale, at fair value	107,241	81,875
Loans held for sale, at fair value	40,008	52,553
Loans receivable, net	617,843	593,317
Accrued interest receivable	2,756	2,524
Premises and equipment, net	15,842	16,012
Federal Home Loan Bank (“FHLB”) stock, at cost	3,101	2,719
Bank owned life insurance (“BOLI”), net	10,123	10,054
Servicing rights, held at the lower of cost or fair value	8,939	8,459
Goodwill	2,312	2,312
Core deposit intangible, net	1,617	1,717
Other assets	4,434	4,680
TOTAL ASSETS	$877,884	$827,926

LIABILITIES
Deposits:
Noninterest-bearing accounts	$157,733	$152,913
Interest-bearing accounts	600,281	559,680
Total deposits	758,014	712,593
Borrowings	10,269	12,670
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(170)	(175)
Total subordinated note less unamortized debt issuance costs	9,830	9,825
Other liabilities	15,807	11,805
Total liabilities	793,920	746,893
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,065,266 and 3,059,503 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively	31	31
Additional paid-in capital	27,793	27,334
Retained earnings	57,884	55,584
Accumulated other comprehensive loss, net of tax	(430)	(536)
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,314)	(1,380)
Total stockholders’ equity	83,964	81,033
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$877,884	$827,926

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share amounts) (Unaudited)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Loans receivable, including fees	$9,372	$8,320
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	661	578
Total interest and dividend income	10,033	8,898
INTEREST EXPENSE
Deposits	852	819
Borrowings	39	85
Subordinated note	167	171
Total interest expense	1,058	1,075
NET INTEREST INCOME	8,975	7,823
PROVISION FOR LOAN LOSSES	—	600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,975	7,223
NONINTEREST INCOME
Service charges and fee income	861	697
Gain on sale of loans	4,355	3,364
Earnings on cash surrender value of BOLI	69	69
Other noninterest income	135	191
Total noninterest income	5,420	4,321
NONINTEREST EXPENSE
Salaries and benefits	6,118	4,866
Operations	1,486	1,374
Occupancy	643	567
Data processing	568	481
Loan costs	709	437
Professional and board fees	480	465
Federal Deposit Insurance Corporation (“FDIC”) insurance	134	102
Marketing and advertising	138	144
Acquisition costs	—	385
Amortization of core deposit intangible	100	102
Impairment (recovery) on servicing rights	1	(1)
Total noninterest expense	10,377	8,922
INCOME BEFORE PROVISION FOR INCOME TAXES	4,018	2,622
PROVISION FOR INCOME TAXES	1,425	961
NET INCOME	$2,593	$1,661
Basic earnings per share	$0.90	$0.56
Diluted earnings per share	$0.85	$0.55

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net Income	$2,593	$1,661
Other comprehensive income, before tax:
Securities available-for-sale:
Unrealized holding gain during period	163	577
Income tax provision related to unrealized holding gain	(57)	(205)
Other comprehensive income, net of tax	106	372
COMPREHENSIVE INCOME	$2,699	$2,033

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts) (Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income, Net of Tax	Unearned ESOP Shares	Total Stockholders’ Equity
BALANCE, January 1, 2016	3,242,120	$32	$30,692	$46,175	$78	$(1,637)	$75,340
Net income	—	$—	—	1,661	—	—	$1,661
Dividends paid ($0.07 per share)	—	$—	—	(214)	—	—	$(214)
Share-based compensation	—	$—	193	—	—	—	$193
Restricted stock awards	4,500	$—	—	—	—	—	$—
Common stock repurchased	(97,524)	$—	(2,391)	—	—	—	$(2,391)
Stock options exercised	200	$—	3	—	—	—	$3
Other comprehensive income, net of tax	—	$—	—	—	372	—	$372
ESOP shares allocated	—	$—	94	—	—	66	$160
BALANCE, March 31, 2016	3,149,296	$32	$28,591	$47,622	$450	$(1,571)	$75,124

BALANCE, January 1, 2017	3,059,503	$31	$27,334	$55,584	$(536)	$(1,380)	$81,033
Net income	—	$—	—	2,593	—	—	$2,593
Dividends paid ($0.10 per share)	—	$—	—	(293)	—	—	$(293)
Share-based compensation	—	$—	191	—	—	—	$191
Stock options exercised	5,763	$—	97	—	—	—	$97
Other comprehensive income, net of tax	—	$—	—	—	106	—	$106
ESOP shares allocated	—	$—	171	—	—	66	$237
BALANCE, March 31, 2017	3,065,266	$31	$27,793	$57,884	$(430)	$(1,314)	$83,964

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)
	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net income	$2,593	$1,661
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	—	600
Depreciation, amortization and accretion	1,248	734
Compensation expense related to stock options and restricted stock awards	191	193
ESOP compensation expense for allocated shares	237	160
Increase in cash surrender value of BOLI	(69)	(69)
Gain on sale of loans held for sale	(4,355)	(3,364)
Origination of loans held for sale	(124,234)	(136,330)
Proceeds from sale of loans held for sale	140,125	119,476
Impairment (recovery) of servicing rights	1	(1)
Changes in operating assets and liabilities
Accrued interest receivable	(232)	(247)
Other assets	246	(5,259)
Other liabilities	3,944	2,428
Net cash from (used by) operating activities	19,695	(20,018)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, sales, and calls	2,019	1,654
Purchases	(27,404)	(26,462)
Purchase of certificates of deposit at other financial institutions	(2,365)	—
Loan originations and principal collections, net	(21,432)	(18,820)
Purchase of portfolio loans	(3,132)	—
Proceeds from sale of other real estate owned, net	—	205
Purchase of premises and equipment, net	(225)	(1,198)
FHLB stock, net	(382)	3,231
Net cash received from acquisition	—	180,356
Net cash (used by) from investing activities	(52,921)	138,966
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	45,421	31,145
Proceeds from borrowings	—	130,000
Repayments of borrowings	(2,400)	(216,100)
Dividends paid	(293)	(214)
Proceeds from stock options exercised	97	3
Common stock repurchased	—	(2,391)
Net cash from (used by) financing activities	42,825	(57,557)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,599	61,391

CASH AND CASH EQUIVALENTS, beginning of period	36,456	24,455
CASH AND CASH EQUIVALENTS, end of period	$46,055	$85,846

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,051	$1,078
Income taxes	$—	$700
Assets acquired in acquisition of branches (Note 2)	$—	$181,575
Liabilities assumed in acquisition of branches (Note 2)	$—	$186,393
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$163	$577
Property received in settlement of loans	$—	$525
Retention of mortgage servicing rights from loan sales	$990	$613

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 11 branches and seven loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, and Clallam counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small and middle-market businesses and individuals. The Bank acquired four retail bank branches from Bank of America, National Association (“Bank of America”) (two in Clallam and two in Jefferson counties) on January 22, 2016, and these branches opened as 1st Security Bank branches on January 25, 2016. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.
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
Financial Statement Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2016, as filed with the SEC on March 16, 2017. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.
The results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, and the valuation of servicing rights.
Amounts presented in the consolidated financial statements and footnote tables are rounded and presented in thousands of dollars except per share amounts. In the narrative footnote discussion, amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million.  Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2017 presentation with no change to consolidated net income or stockholders’ equity previously reported.

Principles of Consolidation - The consolidated financial statements include the accounts of FS Bancorp, Inc. and its wholly owned subsidiary, 1st Security Bank of Washington. All material intercompany accounts have been eliminated in consolidation.

Segment Reporting - The Company operates as two segments organized by two lines of business: commercial and consumer banking segment and home lending segment. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See Note 15 - Business Segments.
Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2017, for potential recognition or disclosure.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amended the principal versus agent implementation guidance set for in ASU 2014-09.  Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation.  The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. The ASU is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank holding company, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The Company’s preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company’s consolidated financial statements as substantially all of the Company’s other revenues are also excluded from the scope of the new guidance. New accounting guidance related to the adoption of this standard continues to be released by the FASB, which could impact the Company’s preliminary analysis of materiality and may change the preliminary conclusions reached as to the application of this new guidance.
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases, the adoption of ASU 2016-02 is expected to increase our Consolidated Balance Sheets by less than 5% and not to have a material impact on our regulatory capital ratios.
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
In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS COMBINATION

On January 22, 2016, the Company’s wholly-owned subsidiary, 1st Security Bank, completed the purchase of four branches (“Branch Purchase”) from Bank of America. The Branch Purchase included four retail bank branches located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. In accordance with the Purchase and Assumption Agreement, dated as of September 1, 2015, between Bank of America and 1st Security Bank, the Bank acquired $186.4 million of deposits, a small portfolio of performing loans, two owned bank branches, three leases associated with the bank branches and parking facilities and certain other assets of the branches. In consideration of the purchased assets and transferred liabilities, 1st Security Bank paid (a) the unpaid principal balance and accrued interest of $419,000 for the loans acquired, (b) the net book value, or approximately $778,000, for the bank facilities and certain other assets associated with the acquired branches, and (c) a deposit premium of 2.50% on substantially all of the deposits assumed, which equated to approximately $4.8 million. The transaction was settled with Bank of America paying cash of $180.4 million to 1st Security Bank for the difference between these amounts and the total deposits assumed.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Core deposit intangible

The core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $100,000 for the three months ended March 31, 2017, and $102,000 for the same period in 2016. Amortization expense for core deposit intangible is expected to be as follows at March 31, 2017:

2017	$300
2018	307
2019	235
2020	181
2021	166
Thereafter	428
Total	$1,617

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at March 31, 2017 and December 31, 2016:

	March 31, 2017
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$12,010	$41	$(90)	$11,961
Corporate securities	7,644	14	(102)	7,556
Municipal bonds	18,653	221	(70)	18,804
Mortgage-backed securities	55,931	63	(701)	55,293
U.S. Small Business Administration securities	13,670	49	(92)	13,627
Total securities available-for-sale	$107,908	$388	$(1,055)	$107,241

	December 31, 2016
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$8,150	$12	$(94)	$8,068
Corporate securities	7,654	14	(168)	7,500
Municipal bonds	15,183	164	(83)	15,264
Mortgage-backed securities	45,856	52	(713)	45,195
U.S. Small Business Administration securities	5,862	27	(41)	5,848
Total securities available-for-sale	$82,705	$269	$(1,099)	$81,875

At March 31, 2017, the Bank had pledged 12 securities held at the FHLB of Des Moines with a carrying value of $14.1 million to secure Washington State public deposits of $6.6 million with a $2.5 million collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at March 31, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$6,995	$(90)	$—	$—	$6,995	$(90)
Corporate securities	5,077	(67)	1,465	(35)	6,542	(102)
Municipal bonds	7,320	(70)	—	—	7,320	(70)
Mortgage-backed securities	47,691	(701)	—	—	47,691	(701)
U.S. Small Business Administration securities	8,801	(92)	—	—	8,801	(92)
Total	$75,884	$(1,020)	$1,465	$(35)	$77,349	$(1,055)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$6,998	$(94)	$—	$—	$6,998	$(94)
Corporate securities	5,048	(106)	1,438	(62)	6,486	(168)
Municipal bonds	6,741	(83)	—	—	6,741	(83)
Mortgage-backed securities	39,373	(713)	—	—	39,373	(713)
U.S. Small Business Administration securities	2,963	(41)	—	—	2,963	(41)
Total	$61,123	$(1,037)	$1,438	$(62)	$62,561	$(1,099)

There were 52 investments with unrealized losses of less than one year, and two investments with unrealized losses of more than one year at March 31, 2017. There were 48 investments with unrealized losses of less than one year, and two investments with unrealized losses of more than one year at December 31, 2016. The unrealized losses associated with these investments are believed to be caused by changes in market interest rates that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. No other-than-temporary impairment was recorded for the three months ended March 31, 2017 or for the year ended December 31, 2016.

The contractual maturities of securities available-for-sale at March 31, 2017 and December 31, 2016 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency securities
Due after one year through five years	$4,000	$3,950	$4,000	$3,956
Due after five years through ten years	8,010	8,011	4,150	4,112
Subtotal	12,010	11,961	8,150	8,068
Corporate securities
Due after one year through five years	5,648	5,644	5,659	5,625
Due after five years through ten years	1,996	1,912	1,995	1,875
Subtotal	7,644	7,556	7,654	7,500
Municipal bonds
Due in one year or less	647	650	509	513
Due after one year through five years	5,068	5,150	5,326	5,386
Due after five years through ten years	9,227	9,279	7,476	7,492
Due after ten years	3,711	3,725	1,872	1,873
Subtotal	18,653	18,804	15,183	15,264
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	34,418	34,087	23,522	23,197
Federal Home Loan Mortgage Corporation (“FHLMC”)	14,500	14,225	14,950	14,662
Government National Mortgage Association (“GNMA”)	7,013	6,981	7,384	7,336
Subtotal	55,931	55,293	45,856	45,195
U.S. Small Business Administration securities
Due after five years through ten years	9,616	9,556	5,862	5,848
Due after ten years	4,054	4,071	—	—
Subtotal	13,670	13,627	5,862	5,848
Total	$107,908	$107,241	$82,705	$81,875

There were no sales of securities available-for-sale for the three months ended March 31, 2017 and 2016.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
REAL ESTATE LOANS	2017	2016
Commercial	$55,483	$55,871
Construction and development	104,276	94,462
Home equity	19,903	20,081
One-to-four-family (excludes loans held for sale)	141,301	124,009
Multi-family	37,006	37,527
Total real estate loans	357,969	331,950
CONSUMER LOANS
Indirect home improvement	109,382	107,759
Solar	37,600	36,503
Marine	29,394	28,549
Other consumer	1,935	1,915
Total consumer loans	178,311	174,726
COMMERCIAL BUSINESS LOANS
Commercial and industrial	67,152	65,841
Warehouse lending	26,483	32,898
Total commercial business loans	93,635	98,739
Total loans receivable, gross	629,915	605,415
Allowance for loan losses	(10,147)	(10,211)
Deferred costs, fees, premiums, and discounts, net	(1,925)	(1,887)
Total loans receivable, net	$617,843	$593,317

Most of the Company’s commercial real estate, residential, and commercial business lending activities are primarily with customers located in the greater Puget Sound area and near our one loan production office located in the Tri-Cities, Washington. The Company originates real estate and consumer loans and has concentrations in these areas, however, indirect home improvement loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, and California. The Company also originates solar loans through contractors and dealers in the state of California. Generally, loans are secured by real estate, personal property, or deposit accounts. Rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences, including home equity lines of credit in our market areas.

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

Warehouse Lending. Loans originated by the Company’s mortgage and construction warehouse lending program through which the Company funds third-party lenders originating residential mortgage and construction loans for sale into the secondary market and speculative construction loans for residential properties built for sale to single family households. These loans are secured by the notes and assigned deeds of trust associated with the residential mortgage and construction loans on properties primarily located in the Company’s market areas.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail activity in the allowance for loan losses by loan categories at or for the three months ended March 31, 2017 and 2016:

	At or For the Three Months Ended March 31, 2017
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$3,547	$2,082	$2,675	$1,907	$10,211
Provision for loan losses	266	572	(508)	(330)	—
Charge-offs	—	(204)	—	—	(204)
Recoveries	—	138	2	—	140
Net (charge-offs) recoveries	—	(66)	2	—	(64)
Ending balance	$3,813	$2,588	$2,169	$1,577	$10,147
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,813	2,588	2,169	1,577	10,147
Ending balance	$3,813	$2,588	$2,169	$1,577	$10,147
LOANS RECEIVABLE
Loans individually evaluated for impairment	$444	$—	$—	$—	$444
Loans collectively evaluated for impairment	357,525	178,311	93,635	—	629,471
Ending balance	$357,969	$178,311	$93,635	$—	$629,915

	At or For the Three Months Ended March 31, 2016
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,874	$1,681	$1,396	$1,834	$7,785
Provision for loan losses	580	468	142	(590)	600
Charge-offs	—	(278)	—	—	(278)
Recoveries	2	213	5	—	220
Net recoveries (charge-offs)	2	(65)	5	—	(58)
Ending balance	$3,456	$2,084	$1,543	$1,244	$8,327
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,456	2,084	1,543	1,244	8,327
Ending balance	$3,456	$2,084	$1,543	$1,244	$8,327
LOANS RECEIVABLE
Loans individually evaluated for impairment	$340	$—	$—	$—	$340
Loans collectively evaluated for impairment	284,068	161,839	83,272	—	529,179
Ending balance	$284,408	$161,839	$83,272	$—	$529,519

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at March 31, 2017 and December 31, 2016:

	March 31, 2017
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non-Accrual
Commercial	$—	$—	$—	$—	$55,483	$55,483	$—
Construction and development	—	—	—	—	104,276	104,276	—
Home equity	121	—	225	346	19,557	19,903	242
One-to-four-family	146	—	—	146	141,155	141,301	146
Multi-family	—	—	—	—	37,006	37,006	—
Total real estate loans	267	—	225	492	357,477	357,969	388
CONSUMER LOANS
Indirect home improvement	254	247	115	616	108,766	109,382	331
Solar	26	—	37	63	37,537	37,600	69
Marine	—	—	—	—	29,394	29,394	—
Other consumer	14	—	—	14	1,921	1,935	2
Total consumer loans	294	247	152	693	177,618	178,311	402
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	67,152	67,152	—
Warehouse lending	—	—	—	—	26,483	26,483	—
Total commercial business loans	—	—	—	—	93,635	93,635	—
Total loans	$561	$247	$377	$1,185	$628,730	$629,915	$790

	December 31, 2016
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non-Accrual
Commercial	$—	$—	$—	$—	$55,871	$55,871	$—
Construction and development	—	—	—	—	94,462	94,462	—
Home equity	34	—	210	244	19,837	20,081	210
One-to-four-family	—	—	—	—	124,009	124,009	—
Multi-family	—	—	—	—	37,527	37,527	—
Total real estate loans	34	—	210	244	331,706	331,950	210
CONSUMER LOANS
Indirect home improvement	268	278	167	713	107,046	107,759	435
Solar	92	—	69	161	36,342	36,503	69
Marine	8	—	—	8	28,541	28,549	—
Other consumer	3	2	4	9	1,906	1,915	7
Total consumer loans	371	280	240	891	173,835	174,726	511
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	65,841	65,841	—
Warehouse lending	—	—	—	—	32,898	32,898	—
Total commercial business loans	—	—	—	—	98,739	98,739	—
Total loans	$405	$280	$450	$1,135	$604,280	$605,415	$721

There were no loans 90 days or more past due and still accruing interest at March 31, 2017 and December 31, 2016.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided at March 31, 2017 and December 31, 2016:

	March 31, 2017
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment
Home equity	$242	$—	$242
One-to-four-family	214	(12)	202
Total	$456	$(12)	$444

	December 31, 2016
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment
Home equity	$137	$—	$137
One-to-four-family	69	(12)	57
Total	$206	$(12)	$194

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017		March 31, 2016
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Home equity	$220	$—	$90	$1
One-to-four-family	154	1	252	4
Total	$374	$1	$342	$5

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Grade 6 - This grade includes loans on management’s “Watch” list and is intended to be utilized on a temporary basis for “Pass” grade borrowers where frequent and thorough monitoring is required due to credit weaknesses and where significant risk-modifying action is anticipated in the near term.

•	Grade 7 - This grade is for “Other Assets Especially Mentioned” (“OAEM”) in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

•	Grade 8 - This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.

•	Grade 9 - This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.

•	Grade 10 - This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

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

 The following tables summarize risk rated loan balances by category at March 31, 2017 and December 31, 2016:

	March 31, 2017
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$48,735	$6,748	$—	$—	$—	$—	$55,483
Construction and development	104,276	—	—	—	—	—	104,276
Home equity	19,661	—	—	242	—	—	19,903
One-to-four-family	141,155	—	—	146	—	—	141,301
Multi-family	37,006	—	—	—	—	—	37,006
Total real estate loans	350,833	6,748	—	388	—	—	357,969
CONSUMER LOANS
Indirect home improvement	109,051	—	—	331	—	—	109,382
Solar	37,531	—	—	69	—	—	37,600
Marine	29,394	—	—	—	—	—	29,394
Other consumer	1,840	—	—	95	—	—	1,935
Total consumer loans	177,816	—	—	495	—	—	178,311
COMMERCIAL BUSINESS LOANS
Commercial and industrial	59,191	484	—	7,477	—	—	67,152
Warehouse lending	26,483	—	—	—	—	—	26,483
Total commercial business loans	85,674	484	—	7,477	—	—	93,635
Total loans	$614,323	$7,232	$—	$8,360	$—	$—	$629,915

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$53,234	$2,637	$—	$—	$—	$—	$55,871
Construction and development	94,462	—	—	—	—	—	94,462
Home equity	19,871	—	—	210	—	—	20,081
One-to-four-family	124,009	—	—	—	—	—	124,009
Multi-family	37,527	—	—	—	—	—	37,527
Total real estate loans	329,103	2,637	—	210	—	—	331,950
CONSUMER LOANS
Indirect home improvement	107,324	—	—	435	—	—	107,759
Solar	36,434	—	—	69	—	—	36,503
Marine	28,549	—	—	—	—	—	28,549
Other consumer	1,813	—	—	102	—	—	1,915
Total consumer loans	174,120	—	—	606	—	—	174,726
COMMERCIAL BUSINESS LOANS
Commercial and industrial	58,105	525	—	7,211	—	—	65,841
Warehouse lending	32,898	—	—	—	—	—	32,898
Total commercial business loans	91,003	525	—	7,211	—	—	98,739
Total loans	$594,226	$3,162	$—	$8,027	$—	$—	$605,415

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Company had one TDR loan on accrual and included in impaired loans at both March 31, 2017 and December 31, 2016, with a balance of $56,000 and $57,000, respectively, which was a one-to-four-family loan. The Company had no commitments to lend additional funds on this TDR loan at March 31, 2017.

For the three months ended March 31, 2017 and 2016 there were no TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting period.

There was no loans held for investment property in the process of foreclosure at March 31, 2017. At December 31, 2016, there was a $43,000 mortgage loan collateralized by residential real estate property in the process of foreclosure.

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others were $1.0 billion and $977.1 million at March 31, 2017 and December 31, 2016, respectively and are carried at the lower of cost or market.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes servicing rights activity and the respective book value at or for the three months ended March 31, 2017 and 2016:

	At or For the Three Months Ended March 31,
	2017	2016
Beginning balance	$8,459	$5,811
Additions	990	613
Servicing rights amortized	(509)	(321)
(Impairment) recovery on servicing rights	(1)	1
Ending balance	$8,939	$6,104

The fair market value of the servicing rights’ assets was $12.6 million and $11.7 million at March 31, 2017 and December 31, 2016, respectively. Fair value adjustments to servicing rights are mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At March 31,
Key assumptions:	2017	2016
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	8.7%	15.4%
Weighted average life in years	7.9	5.4

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key economic assumptions and the sensitivity of the current fair value for single family mortgage servicing rights to immediate adverse changes in those assumptions at March 31, 2017 and December 31, 2016 were as follows:

		March 31, 2017	December 31, 2016
Aggregate portfolio principal balance		$1,038,791	$973,139
Weighted average rate of note		3.9%	3.9%

At March 31, 2017	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.7%	12.8%	19.7%
Fair value MSR	$12,551	$10,634	$8,381
Percentage of MSR	1.2%	1.0%	0.8%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$12,551	$12,278	$12,016
Percentage of MSR	1.2%	1.2%	1.2%

At December 31, 2016	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.8%	12.8%	20.2%
Fair value MSR	$11,735	$9,991	$7,808
Percentage of MSR	1.2%	1.0%	0.8%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$11,735	$11,480	$11,235
Percentage of MSR	1.2%	1.2%	1.2%

The above table shows the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA/FHLMC/GNMA/FHLB serviced home loan. The above table references a 50 basis point and 100 basis point decrease in note rates.

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

The Company recorded $654,000 and $419,000 of contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended March 31, 2017 and 2016, respectively. The income, net of amortization, is reported in noninterest income.
NOTE 6 - DERIVATIVES

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into contracts to sell forward To-Be-Announced (“TBA”) mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments for reporting purposes under U.S. GAAP. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income. The Company recognizes all derivative instruments as either other assets or other liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	March 31, 2017
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$59,954	$1,437	$—
Mandatory and best effort forward commitments with investors	21,290	—	19
Forward TBA mortgage-backed securities	70,500	—	346
TBA mortgage-backed securities forward sales paired off with investors	32,500	—	41

	December 31, 2016
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$33,289	$818	$—
Mandatory and best effort forward commitments with investors	23,536	177	—
Forward TBA mortgage-backed securities	53,000	495	—
TBA mortgage-backed securities forward sales paired off with investors	44,000	747	—

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net (loss) gain of ($495,000) and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at and for the three months ended March 31:

	At or For the Three Months Ended March 31,
	2017	2016
Beginning balance	$—	$—
Net loans transferred to OREO	—	525
Capitalized costs	—	6
Gross proceeds from sale of OREO	—	(211)
Ending balance	$—	$320

There were no OREO properties at March 31, 2017. For the three months ended March 31, 2016, there were two properties used as collateral for one loan that was transferred to OREO. For the three months ended March 31, 2017 and 2016, the

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company recorded no net gain or loss on the disposal of OREO, respectively. There were no holding costs associated with OREO for the three months ended March 31, 2017 and 2016.
NOTE 8 - DEPOSITS

Deposits are summarized as follows at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017(1)	2016 (1)
Noninterest-bearing checking	$150,142	$143,236
Interest-bearing checking	75,904	66,119
Savings	70,863	54,995
Money market	254,836	242,849
Certificates of deposit less than $100,000(2)	91,554	93,791
Certificates of deposit of $100,000 through $250,000	78,985	74,832
Certificates of deposit of $250,000 and over(3)	28,139	27,094
Escrow accounts related to mortgages serviced	7,591	9,677
Total	$758,014	$712,593
(1) Includes $160.2 million of deposits acquired in the Branch Purchase at March 31, 2017 and $162.2 million at December 31, 2016.
(2) Includes $42.1 million of brokered deposits at March 31, 2017 and $47.1 million at December 31, 2016.
(3) Time deposits that meet or exceed the FDIC insurance limit.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at March 31, 2017 and December 31, 2016 were $12.2 million and $10.7 million, respectively, and were in compliance with Federal Reserve regulations.

Scheduled maturities of time deposits at March 31, 2017 for future periods ending are as follows:

At March 31, 2017
Maturing in 2017	$68,909
Maturing in 2018	71,348
Maturing in 2019	23,765
Maturing in 2020	14,638
Maturing in 2021	15,978
Thereafter	4,040
Total	$198,678

Interest expense by deposit category for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Interest-bearing checking	$8	$6
Savings and money market	269	246
Certificates of deposit	575	567
Total	$852	$819

NOTE 9 - COMMITMENTS AND CONTINGENCIES

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a summary of the Company’s commitments at March 31, 2017 and December 31, 2016:

COMMITMENTS TO EXTEND CREDIT	March 31,	December 31,
REAL ESTATE LOANS	2017	2016
Commercial	$107	$108
Construction and development	68,096	57,016
One-to-four-family (includes held for sale)	99,812	79,870
Home equity	29,289	26,129
Multi-family	427	426
Total real estate loans	197,731	163,549
CONSUMER LOANS	8,744	8,527
COMMERCIAL BUSINESS LOANS
Commercial and industrial	45,748	31,775
Warehouse lending	64,217	51,102
Total commercial business loans	109,965	82,877
Total commitments to extend credit	$316,440	$254,953

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $220,000 at March 31, 2017 and $179,000 at December 31, 2016. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and incur certain loss exposure.  Specific to that recourse, the FHLB established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is utilized. Based on loans sold through March 31, 2017, the total loans sold to the FHLB were $42.4 million with the FLA being $433,000 and the CE obligation at $1.1 million or 2.52% of the loans outstanding.  Management has established a reserve of 10% of the outstanding CE, or $121,000, which is a part of the off balance sheet reserve for loans sold.  There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at March 31, 2017 and December 31, 2016.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $886,000 and $955,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2017 and December 31, 2016, which is included in other liabilities in the Consolidated Balance Sheets.
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

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6483 when all litigation pending as of the date of the IPO is concluded. However, at March 31, 2017, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at March 31, 2017 and 2016 was $88.87 per share and $76.48 per share, respectively.

Due to the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at March 31, 2017.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired Loans - Fair value adjustments to impaired collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models, which contain management’s assumptions. Management will utilize discounted cash flow impairment for TDRs when the change in terms results in a discount to the overall cash flows to be received (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	Securities Available-for-Sale
At March 31, 2017	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$11,961	$—	$11,961
Corporate securities	—	7,556	—	7,556
Municipal bonds	—	18,804	—	18,804
Mortgage-backed securities	—	55,293	—	55,293
U.S. Small Business Administration securities	—	13,627	—	13,627
Total	$—	$107,241	$—	$107,241

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Securities Available-for-Sale
At December 31, 2016	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,068	$—	$8,068
Corporate securities	—	7,500	—	7,500
Municipal bonds	—	15,264	—	15,264
Mortgage-backed securities	—	45,195	—	45,195
U.S. Small Business Administration securities	—	5,848	—	5,848
Total	$—	$81,875	$—	$81,875

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
March 31, 2017	$—	$40,008	$—	$40,008
December 31, 2016	$—	$52,553	$—	$52,553

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
March 31, 2017	$—	$—	$1,437	$1,437
December 31, 2016	$—	$—	$818	$818

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2017	$—	$(346)	$(19)	$(365)
December 31, 2016	$—	$495	$177	$672

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2017	$—	$(41)	$—	$(41)
December 31, 2016	$—	$747	$—	$747

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Impaired Loans
	Level 1	Level 2	Level 3	Total
March 31, 2017	$—	$—	$444	$444
December 31, 2016	$—	$—	$194	$194

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at March 31, 2017:

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.7%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.7%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 18.0%	—%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,	Beginning Balance	Purchases and Issuances	Sales and Settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2017
Interest rate lock commitments with customers	$818	$3,482	$(2,863)	$1,437	$619
Individual forward sale commitments with investors	177	19	(215)	(19)	(196)
2016
Interest rate lock commitments with customers	$698	$3,762	$(3,031)	$1,429	$731
Individual forward sale commitments with investors	74	(205)	103	(28)	(102)

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

Bank-owned Life Insurance - The estimated fair value is equal to the cash surrender value of policies, net of surrender charges (Level 1).

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
Subordinated Note - The fair value of the Subordinated Note is based upon the average yield of debt issuances for similarly sized issuances (Level 2).
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
The following table provides estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016:

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,		December 31,
	2017		2016
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1 inputs:
Cash and cash equivalents	$46,055	$46,055	$36,456	$36,456
Certificates of deposit at other financial institutions	17,613	17,613	15,248	15,248
Level 2 inputs:
Securities available-for-sale, at fair value	107,241	107,241	81,875	81,875
Loans held for sale, at fair value	40,008	40,008	52,553	52,553
FHLB stock, at cost	3,101	3,101	2,719	2,719
Accrued interest receivable	2,756	2,756	2,524	2,524
Individual forward sale commitments with investors	—	—	495	495
Paired off commitments with investors	—	—	747	747
Level 3 inputs:
Loans receivable, gross	629,915	679,108	605,415	670,183
Servicing rights, held at lower of cost or fair value	8,939	12,557	8,459	11,741
Fair value interest rate locks with customers	1,437	1,437	818	818
Individual forward sale commitments with investors	—	—	177	177
Financial Liabilities
Level 2 inputs:
Deposits	758,014	769,317	712,593	718,970
Borrowings	10,269	10,249	12,670	12,660
Subordinated note	9,830	9,805	9,825	9,805
Accrued interest payable	185	185	192	192
Individual forward sale commitments with investors	346	346	—	—
Paired off commitments with investors	41	41	—	—
Level 3 inputs:
Individual forward sale commitments with investors	19	19	—	—

NOTE 11 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2016, the ESOP paid the fifth annual installment of principal in the amount of $257,000, plus accrued interest of $38,000 pursuant to the ESOP loan agreement.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at March 31, 2017 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended March 31, 2017 and 2016 was $237,000 and $160,000, respectively.

Shares held by the ESOP at March 31, 2017 and 2016 were as follows (shown as actual):

	Balances	Balances
	at March 31, 2017	at March 31, 2016
Allocated shares	126,589	102,359
Committed to be released shares	6,480	6,480
Unallocated shares	123,125	149,046
Total ESOP shares	256,194	257,885

Fair value of unallocated shares (in thousands)	$4,497	$3,671

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Three Months Ended March 31,
Numerator:	2017	2016
Net income (in thousands)	$2,593	$1,661
Denominator:
Basic weighted average common shares outstanding	2,872,317	2,947,841
Dilutive shares	189,680	84,773
Diluted weighted average common shares outstanding	3,061,997	3,032,614
Basic earnings per share	$0.90	$0.56
Diluted earnings per share	$0.85	$0.55

NOTE 13 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $191,000 and $193,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

The following table presents a summary of the Company’s stock option plan awards during the three months ended March 31, 2017 (shown as actual):

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	295,850	$16.89	7.36	$5,638,901
Granted	—	—	—	—
Less exercised	5,763	16.89	—	126,995
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2017	290,087	$16.89	7.11	$5,929,378

Expected to vest, assuming a 0.31% annual forfeiture rate	289,435	$16.89	7.11	$5,916,055

Exercisable at March 31, 2017	99,887	$16.89	7.11	$2,041,690

At March 31, 2017, there was $484,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards totaling 129,605 shares to Company directors and employees, and 125,105 shares were granted on May 8, 2014 at a grant date fair value of $16.89 per share. The remaining 4,500 restricted stock awards were granted January 1, 2016 at a grant date fair value of $26.00 per share. Compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a three-year period for directors and a five-year period for employees, beginning at the grant date. Any unexercised restricted stock awards will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.
The following table presents a summary of the Company’s nonvested awards during the three months ended March 31, 2017 (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	68,763	$17.49	$1,202,401
Granted	—	—	—
Less vested	1,500	26.00	39,000
Forfeited or expired	—	—	—
Nonvested at March 31, 2017	67,263	$17.30	$1,163,401
At March 31, 2017, there was $696,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

NOTE 14 - REGULATORY CAPITAL

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. At March 31, 2017 and December 31, 2016, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at March 31 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject.

The following table compares the Bank’s actual capital amounts and ratios at March 31, 2017 and December 31, 2016 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
Bank Only	Actual
At March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
(to risk-weighted assets)	$95,360	13.77%	$55,385	8.00%	$69,232	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$86,682	12.52%	$41,539	6.00%	$55,385	8.00%
Tier 1 leverage capital
(to average assets)	$86,682	10.38%	$33,396	4.00%	$41,745	5.00%
CET 1 capital
(to risk-weighted assets)	$86,682	12.52%	$31,154	4.50%	$45,001	6.50%

At December 31, 2016
Total risk-based capital
(to risk-weighted assets)	$93,309	13.87%	$53,813	8.00%	$67,266	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$84,876	12.62%	$40,360	6.00%	$53,813	8.00%
Tier 1 leverage capital
(to average assets)	$84,876	10.33%	$32,862	4.00%	$41,078	5.00%
CET 1 capital
(to risk-weighted assets)	$84,876	12.62%	$30,270	4.50%	$43,723	6.50%

In addition to the minimum CET 1, Tier 1 and total capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional CET 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

could be utilized for such actions. This new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

FS Bancorp, Inc. is a bank holding company subject to the capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2017, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at March 31, 2017 were 9.7% for Tier 1 leverage-based capital, 11.6% for Tier 1 risk-based capital, 12.9% for total risk-based capital, and 11.6% for CET 1 capital ratio.

NOTE 15 - BUSINESS SEGMENTS

The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management. This process is dynamic and is based on management’s current view of the Company’s operations and is not necessarily comparable with similar information for other financial institutions. We define our business segments by product type and customer segment which we have organized into two lines of business: commercial and consumer banking segment and home lending segment.

We use various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

•
a funds transfer pricing (“FTP”) system, which allocates interest income credits and funding charges between the segments, assigning to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

•	a cost per loan serviced allocation based on the number of loans being serviced on the balance sheet and the number of loans serviced for third parties;

•	an allocation based upon the square footage utilized by the home lending segment in Company owned locations;

•
an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on the number of full time employees (“FTEs”) in each segment; and

•	an allocation of the Company’s consolidated income taxes which are based on the effective tax rate applied to the segment’s pretax income or loss.
The FTP methodology is based on management’s estimated cost of originating funds including the cost of overhead for deposit generation.

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, ATMs, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. We originate consumer loans, commercial real estate loans, construction loans on residential and multi-family construction, and business loans. At March 31, 2017, our retail deposit branch network consisted of 11 branches in the Pacific Northwest. At March 31, 2017 and December 31, 2016, our deposits totaled $758.0 million and $712.6 million, respectively. This segment is also responsible for the management of our investment portfolio, and other assets of the Bank.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as originating adjustable rate mortgage (“ARM”) loans held for investment. The majority of our mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA or FHLB, while we retain the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. We have the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders. On occasion, we may sell a portion of our MSR portfolio. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the three months ended March 31, 2017 and 2016:

	At or For the Three Months Ended March 31, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$630	$8,345	$8,975
Provision for loan losses	(80)	80	—
Noninterest income	4,387	1,033	5,420
Noninterest expense	(4,017)	(6,360)	(10,377)
Income before provision for income taxes	920	3,098	4,018
Provision for income taxes	(326)	(1,099)	(1,425)
Net income	$594	$1,999	$2,593
Total average assets at quarter end	$171,424	$667,327	$838,751
FTEs	113	198	311

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Three Months Ended March 31, 2016
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$528	$7,295	$7,823
Provision for loan losses	(25)	(575)	(600)
Noninterest income	3,401	920	4,321
Noninterest expense	(3,013)	(5,909)	(8,922)
Income before provision for income taxes	891	1,731	2,622
Provision for income taxes	(327)	(634)	(961)
Net income	$564	$1,097	$1,661
Total average assets at quarter end	$152,522	$627,513	$780,035
FTEs	96	179	275
(1) Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to the other segment. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities for another segment.

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

•
our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;

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

•
other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services and other risks described elsewhere in this Form 10-Q and our other reports filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and one loan production office located in the Tri-Cities, Washington. On January 22, 2016, the Company completed the Branch Purchase and acquired $186.4 million in deposits and $419,000 in loans based financial information at that date. The four branches acquired are located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. The Branch Purchase expanded our Puget Sound-focused retail footprint onto the Olympic Peninsula and provided an opportunity to extend our unique brand of community banking into those communities.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans, and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. At March 31, 2017, consumer loans represented 28.3% of the Company’s total gross loan portfolio, down from 28.9% at December 31, 2016, as real estate loan originations have increased at a faster pace than consumer loan originations.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $18.3 million, or 1,144 loans during the quarter ended March 31, 2017, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, and California with four contractors/dealers responsible for 51.3% of the funded loans dollar volume. During the three months ended March 31, 2017, the Company originated $4.0 million in the state of California, and held $37.9 million in California originated consumer loans at March 31, 2017. Management has established a concentration limit of no more than 100% of the Bank’s total risk-based capital for loans originated in California. At March 31, 2017, the limit was $95.4 million.

The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market areas served by the Company. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $142.6 million of one-to-four-family mortgages through the home lending segment which includes loans held for sale, held for investment, fixed seconds, and loans brokered to other institutions during the three months ended as of March 31, 2017, of which $90.0 million were sold to investors. Of the loans sold to investors, $55.9 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At March 31, 2017, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $40.0 million, totaled $141.3 million, or 22.4%, of the total gross loan portfolio.
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
The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. Another significant influence on the Company's earnings is fee income from home lending activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. Management believes that its critical accounting policies include the following:

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

Derivatives and Hedging Activity. ASC 815, “Derivatives and Hedging,” requires that derivatives of the Company be recorded in the consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Company’s derivatives are primarily the result of its home lending activities in the form of commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Income with offsets to other assets or other liabilities in the Consolidated Balance Sheets.

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

Deferred tax liabilities occur when taxable income is smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax liabilities are temporary differences payable in future periods. The Company had a net deferred tax liability of $1.2 million, at both March 31, 2017 and December 31, 2016.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Assets. Total assets increased $50.0 million, or 6.0%, to $877.9 million at March 31, 2017, from $827.9 million at December 31, 2016, primarily as a result of a $25.4 million, or 31.0% increase in securities available-for-sale to increase yield compared to holding overnight cash created from strong deposit growth, a $24.5 million, or 4.1% increase in loans receivable, net, a $9.6 million, or 26.3% increase in cash and cash equivalents, and a $2.4 million, or 15.5% increase in certificates of deposit at other financial institutions, partially offset by a $12.5 million, or 23.9% decrease in loans held for sale.

Loans receivable, net increased $24.5 million, or 4.1%, to $617.8 million at March 31, 2017, from $593.3 million at December 31, 2016. The increase in loans receivable, net was primarily a result of increases in total real estate loans of $26.0 million including increases in one-to-four-family loans held for investment of $17.3 million, and increases in construction and development loans of $9.8 million, partially offset by decreases in multi-family loans of $521,000, commercial loans of $388,000, and home equity loans of $178,000. Changes in other loan categories included a $5.1 million decrease in commercial business loans associated with our warehouse lending program, and a $3.6 million increase in consumer loans during the quarter ended March 31, 2017.

Loans held for sale, consisting of one-to-four-family loans, decreased by $12.5 million, or 23.9%, to $40.0 million at March 31, 2017, from $52.6 million at December 31, 2016 due to decreased loan originations. The Company will continue selling one-to-four-family loans into the secondary market for asset/liability management purposes.

One-to-four-family loans originated through the home lending segment which includes loans held for sale, held for investment, fixed seconds, and loans brokered to other institutions decreased $45.2 million, or 24.1% to $142.6 million during the quarter ended March 31, 2017, compared to $187.8 million for the preceding quarter. The reduction in originations was a result of reduced refinance activity associated with higher market interest rates, partially offset by increased purchase activity associated with the strong home purchase demand in the Pacific Northwest.

The allowance for loan losses at March 31, 2017 decreased to $10.1 million, or 1.6% of gross loans receivable, excluding loans held for sale, compared to $10.2 million, or 1.7% of gross loans receivable, excluding loans held for sale, at December 31, 2016. Non-performing loans, consisting of non-accrual loans, increased slightly to $790,000 at March 31, 2017, from $721,000 at December 31, 2016. At March 31, 2017, non-performing loans consisted of $331,000 of indirect home improvement loans, $242,000 of home equity loans, $146,000 of one-to-four-family loans, $69,000 of solar loans, and $2,000 of other consumer loans. Non-performing loans to total gross loans was 0.1% at both March 31, 2017 and December 31, 2016. Substandard loans increased $333,000, or 4.1%, to $8.4 million at March 31, 2017, compared to $8.0 million at December 31, 2016, primarily due to commercial business and one-to-four-family loans downgraded as a result of the financial performance of the borrowers. The Company had no OREO at March 31, 2017, or at December 31, 2016. At March 31, 2017 and December 31, 2016, the Company had one TDR loan with a balance of $56,000 and $57,000, respectively, which was performing in accordance with its modified payment terms.

At March 31, 2017, the Company had a mortgage servicing rights asset (‘MSA”) with a book value of $8.9 million and a third party reviewed fair market value of $12.6 million. Under regulatory capital guidelines, MSAs are limited to 10% of the Bank’s common equity Tier 1 capital of $86.7 million at March 31, 2017. MSAs in excess of the 10% threshold must be deducted from common equity. Management is in the preliminary stages of evaluating selling a portion of this asset in order to remain within the maximum 10% limitation. No determination has been made on the amount of MSAs that might be sold or when the sale may occur. Any sale would adversely affect the amount of our servicing fee income.

Liabilities. Total liabilities increased $47.0 million, or 6.3%, to $793.9 million at March 31, 2017, from $746.9 million at December 31, 2016, due primarily to an increase in deposits. Deposits increased $45.4 million, or 6.4%, to $758.0 million at March 31, 2017, from $712.6 million at December 31, 2016. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $14.6 million, or 6.7%, to $233.6 million at March 31, 2017, from $219.0 million at December 31, 2016. Money market and savings accounts increased $27.9 million, or 9.4%, to $325.7 million at March 31, 2017, from $297.8 million at December 31, 2016. Time deposits increased $3.0 million, or 1.5%, to $198.7 million at March 31, 2017, from $195.7 million at December 31, 2016. Non-retail certificates of deposit which includes brokered certificates of deposit, online certificates of deposit, and public funds decreased $5.0 million, or 8.3% to $55.2 million at March 31, 2017, compared to $60.2 million at December 31, 2016. Approximately $160.2 million of the acquired deposits from the Branch Purchase remain at 1st Security Bank at March 31, 2017. These branches have attracted new deposits with an aggregated total of $205.3 million, including public funds at the three months ended March 31, 2017. Management remains focused on growth in lower cost relationship-based deposits.

Borrowings decreased $2.4 million, or 19.0%, to $10.3 million at March 31, 2017, from $12.7 million at December 31, 2016, as the Company’s usage of Federal Home Loan Bank advances was reduced primarily due to deposit growth.

Stockholders’ Equity. Total stockholders’ equity increased $2.9 million, or 3.6% to $84.0 million at March 31, 2017, from $81.0 million at December 31, 2016. The increase in stockholders’ equity during the three months ended March 31, 2017, was primarily related to net income of $2.6 million, and an improvement of $106,000 in other comprehensive loss, net of tax, representing a lower level of unrealized losses in our investment portfolio. Book value per common share was $29.21 at March 31, 2017, compared to $28.32 at December 31, 2016.

Common shares outstanding of 2,874,878 were calculated using shares outstanding of 3,065,266 at March 31, 2017, less 67,263 restricted stock shares, and 123,125 unallocated ESOP shares. Common shares of 2,861,135 were calculated using shares outstanding at period end of 3,059,503 at December 31, 2016, less 68,763 restricted stock shares, and 129,605 unallocated ESOP shares.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

General. Net income for the three months ended March 31, 2017, increased $932,000, or 56.1%, to $2.6 million, from $1.7 million for the three months ended March 31, 2016. The increase in net income was primarily a result of a $1.8 million, or 24.3% increase in net interest income, after provision for loan losses, and a $1.1 million, or 25.4% increase in noninterest income, partially offset by a $1.5 million, or 16.3% increase in noninterest expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended March 31, 2017 and 2016:

Average Balances	For the Three Months Ended March 31,
Assets	2017	2016
Loans receivable (1)	$650,090	$560,136
Securities available-for-sale, at fair value	94,115	66,030
Interest-bearing deposits and certificates of deposit at other financial institutions	54,666	125,439
FHLB stock	2,909	2,647
Total interest-earning assets	801,780	754,252
Noninterest-earning assets (2)	36,971	25,783
Total assets	$838,751	$780,035
Liabilities and stockholders’ equity
Interest-bearing accounts	$568,722	$500,227
Borrowings	12,616	50,994
Subordinated note	9,827	9,807
Total interest-bearing liabilities	591,165	561,028
Noninterest-bearing accounts	154,587	135,150
Other noninterest-bearing liabilities	11,986	9,626
Stockholders’ equity	81,013	74,231
Total liabilities and stockholders’ equity	$838,751	$780,035
(1) Includes loans held for sale
(2) Includes BOLI, goodwill, and CDI

Net Interest Income. Net interest income increased $1.2 million, or 14.7%, to $9.0 million for the three months ended March 31, 2017, from $7.8 million for the three months ended March 31, 2016. The increase in net interest income was primarily attributable to a $1.1 million, or 12.6% increase in loans receivable interest income, due to an increase in the average loans receivable balance, and an $83,000, or 14.4% increase in interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions.

The net interest margin (“NIM”) increased 35 basis points to 4.54% for the three months ended March 31, 2017, from 4.19% for the three months ended March 31, 2016. The increased NIM reflects growth in higher yielding loans and investments, compared to short term cash. Our strategy to grow lending through diversified lending channels may compress or limit any improvement in NIM for future periods as real estate and business loans have a lower yield than consumer loan products. As a percentage, consumer loans to total loans were 28.3% at March 31, 2017, compared to 30.6% at March 31, 2016, reflecting our loan diversification strategy. Management remains focused on matching deposit duration with the duration of earning assets where appropriate.

Interest Income. Interest income for the three months ended March 31, 2017, increased $1.1 million, or 12.8%, to $10.0 million, from $8.9 million for the three months ended March 31, 2016. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $650.1 million for the three months ended March 31, 2017, compared to $560.1 million for the three months ended March 31, 2016. The average yield on interest-earning assets increased 31 basis points to 5.07% for the three months ended March 31, 2017, compared to 4.76% for the three months ended March 31, 2016.

Interest Expense. Interest expense was unchanged at $1.1 million for the three months ended March 31, 2017 and 2016. The average cost of funds increased 11 basis point to 0.73% for the three months ended March 31, 2017, compared to 0.62% for the three months ended March 31, 2016. The average cost of deposits decreased four basis points to 0.48% for the three months ended March 31, 2017, compared to 0.52% for the three months ended March 31, 2016, reflecting the decline in the percentage of higher cost certificates of deposit to total deposits over the last year.

Provision for Loan Losses.  For the three months ended March 31, 2017, no provision for loan losses was recorded, compared to $600,000 for the three months ended March 31, 2016, primarily due to our strong level of allowance for loan losses and low level of net charge-offs.  These factors combined with steady but moderate loan growth supported our decision not to record a provision for loan losses during the current quarter.  During the three months ended March 31, 2017, net charge-offs totaled $64,000 compared to $58,000 during the three months ended March 31, 2016.

Noninterest Income. Noninterest income increased $1.1 million, or 25.4%, to $5.4 million for the three months ended March 31, 2017, from $4.3 million for the three months ended March 31, 2016. The increase during the period was primarily due to a $991,000, or 29.5% increase in the gain on sale of loans, and a $164,000, or 23.5% increase in service charges and fee income primarily due to the growth in the number of home loans serviced by the Bank, partially offset by a $56,000, or 29.3% decrease in other noninterest income. One-to-four-family loans originated through the home lending segment which includes loans held for sale, held for investment, fixed seconds, and loans brokered to other institutions decreased $4.7 million, or 3.2% to $142.6 million during the quarter ended March 31, 2017, compared to $147.3 million for the same quarter one year ago. The reduction in originations was a result of reduced refinance activity associated with higher market interest rates, partially offset by increased purchase activity associated with the strong home purchase demand in the Pacific Northwest. Purchase production increased by $11.4 million, or 12.2% with $105.0 million in one-to-four-family loan originations for purchase that closed during the three months ended March 31, 2017, up from $93.6 million for the three months ended March 31, 2016. One-to-four-family loan originations for refinances decreased by $16.0 million, or 29.9%, to $37.6 million for the three months ended March 31, 2017, from $53.6 million for the same period last year. The percentage of one-to-four-family loan originations for purchases was 73.6% of the total volume of originations versus 26.4% of volume for refinances during the first quarter of 2017, compared to 63.6% in purchase volume versus 36.4% in refinance volume during the first quarter of 2016. During the quarter ended March 31, 2017, the Company sold $136.4 million of one-to-four-family loans to investors, compared to sales of $118.0 million for the same quarter one year ago. In addition, the margin on loans sold increased to 2.98% for the quarter ended March 31, 2017, from 2.35% for the quarter ended March 31, 2016.

Noninterest Expense. Noninterest expense increased $1.5 million, or 16.3% to $10.4 million for the three months ended March 31, 2017, from $8.9 million for the three months ended March 31, 2016. The increase in noninterest expense was primarily a result of a $1.3 million, or 25.7% increase in salaries and benefits associated with continued Company growth. Other expense categories that increased this quarter include a $272,000, or 62.2% increase in loan costs, a $112,000, or 8.2% increase in operations costs associated with increased loans and deposits, an $87,000, or 18.1% increase in data processing, and a $76,000, or 13.4% increase in occupancy expense. These increases were partially offset by the absence of acquisition costs for the three months ended March 31, 2017, as compared to $385,000 for the three months ended March 31, 2016.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 72.1% for the three months ended March 31, 2017, compared to 73.5% for the three months ended March 31, 2016, representing a greater increase in noninterest income and net interest income as compared to a smaller increase in noninterest expense.

Provision for Income Tax. For the three months ended March 31, 2017, the Company recorded a provision for income tax expense of $1.4 million on pre-tax income as compared to $961,000 for the three months ended March 31, 2016. The effective tax rate for the three month period ended March 31, 2017 and 2016 was 35.5% and 36.7%, respectively.

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

At March 31, 2017, the Bank’s total borrowing capacity was $191.2 million with the FHLB of Des Moines, with unused borrowing capacity of $179.8 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At March 31, 2017, the Bank held approximately $247.9 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $86.3 million, and a combined credit limit of $40.0 million in written Fed Funds lines of credit through correspondent banking relationships at March 31, 2017. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At March 31, 2017, the Bank held approximately $171.9 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At March 31, 2017, $10.3 million in FHLB advances were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the Fed Funds lines of credit. The Bank’s Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of Bank deposits or $152.3 million as of March 31, 2017. Total brokered deposits at March 31, 2017 were $42.1 million. Management utilizes brokered deposits to mitigate interest rate risk exposure when appropriate.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2017, the approved outstanding loan commitments, including unused lines of credit amounted to $316.4 million. Certificates of deposit scheduled to mature in three months or less at March 31, 2017, totaled $33.6 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2017, FS Bancorp, Inc. had $3.6 million in cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at March 31, 2017, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at March 31, 2017, the Bank was considered to be well capitalized. At March 31, 2017, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 10.4%, 12.5%, 13.8%, and 12.5%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 14 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at March 31, 2017, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) at March 31, 2017 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect at March 31, 2017 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Not applicable

(b)     Not applicable

(c)    Not applicable

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4)

Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: May 10, 2017	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: May 10, 2017	By:	/s/Matthew D. Mullet
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.