Form 10-Q
period 2017-06-30
FS Bancorp, Inc.
filed 2017-08-09
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017    OR

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2017, there were 3,075,168 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.
Form 10-Q

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 (Unaudited)	3

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2017 and 2016 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (Unaudited)	7 - 8

	Notes to Consolidated Financial Statements	9 - 42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43 - 52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II	OTHER INFORMATION	53

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53 - 54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	54 - 55

SIGNATURES		56
As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements
FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts) (Unaudited)

ASSETS	June 30, 2017	December 31, 2016
Cash and due from banks	$3,975	$3,590
Interest-bearing deposits at other financial institutions	13,827	32,866
Total cash and cash equivalents	17,802	36,456
Certificates of deposit at other financial institutions	18,109	15,248
Securities available-for-sale, at fair value	78,932	81,875
Loans held for sale, at fair value	57,256	52,553
Loans receivable, net	709,102	593,317
Accrued interest receivable	2,903	2,524
Premises and equipment, net	15,550	16,012
Federal Home Loan Bank (“FHLB”) stock, at cost	3,909	2,719
Bank owned life insurance (“BOLI”), net	10,194	10,054
Servicing rights, held at the lower of cost or fair value	4,899	8,459
Goodwill	2,312	2,312
Core deposit intangible, net	1,517	1,717
Other assets	6,097	4,680
TOTAL ASSETS	$928,582	$827,926

LIABILITIES
Deposits:
Noninterest-bearing accounts	$164,010	$152,913
Interest-bearing accounts	621,687	559,680
Total deposits	785,697	712,593
Borrowings	30,669	12,670
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(165)	(175)
Total subordinated note less unamortized debt issuance costs	9,835	9,825
Other liabilities	13,557	11,805
Total liabilities	839,758	746,893
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,075,168 and 3,059,503 shares issued and outstanding at June 30, 2017, and December 31, 2016, respectively	31	31
Additional paid-in capital	28,208	27,334
Retained earnings	61,920	55,584
Accumulated other comprehensive loss, net of tax	(87)	(536)
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,248)	(1,380)
Total stockholders’ equity	88,824	81,033
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$928,582	$827,926

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
INTEREST INCOME	2017	2016	2017	2016
Loans receivable, including fees	$10,401	$8,452	$19,773	$16,773
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	736	636	1,397	1,213
Total interest and dividend income	11,137	9,088	21,170	17,986
INTEREST EXPENSE
Deposits	896	785	1,748	1,603
Borrowings	106	42	145	127
Subordinated note	169	169	336	341
Total interest expense	1,171	996	2,229	2,071
NET INTEREST INCOME	9,966	8,092	18,941	15,915
PROVISION FOR LOAN LOSSES	—	600	—	1,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,966	7,492	18,941	14,715
NONINTEREST INCOME
Service charges and fee income	1,003	893	1,864	1,590
Gain on sale of loans	4,460	5,437	8,815	8,801
Gain on sale of investment securities	237	—	237	—
Gain on sale of mortgage servicing rights (“MSR”)	958	—	958	—
Earnings on cash surrender value of BOLI	71	70	140	139
Other noninterest income	228	156	363	347
Total noninterest income	6,957	6,556	12,377	10,877
NONINTEREST EXPENSE
Salaries and benefits	6,916	5,358	13,034	10,223
Operations	1,443	1,396	2,929	2,771
Occupancy	645	610	1,289	1,178
Data processing	593	557	1,160	1,039
Gain on sale of other real estate owned (“OREO”)	—	(150)	—	(150)
Loan costs	543	638	1,252	1,074
Professional and board fees	402	524	883	989
Federal Deposit Insurance Corporation (“FDIC”) insurance	119	106	253	208
Marketing and advertising	182	207	320	351
Acquisition costs	—	4	—	389
Amortization of core deposit intangible	100	140	200	241
Impairment on servicing rights	1	215	1	214
Total noninterest expense	10,944	9,605	21,321	18,527
INCOME BEFORE PROVISION FOR INCOME TAXES	5,979	4,443	9,997	7,065
PROVISION FOR INCOME TAXES	1,620	1,608	3,045	2,569
NET INCOME	$4,359	$2,835	$6,952	$4,496
Basic earnings per share	$1.50	$0.98	$2.40	$1.54
Diluted earnings per share	$1.41	$0.96	$2.25	$1.50

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$4,359	$2,835	$6,952	$4,496
Other comprehensive income, before tax:
Securities available-for-sale:
Unrealized holding gain during period	767	617	931	1,195
Income tax provision related to unrealized holding gain	(270)	(219)	(328)	(425)
Reclassification adjustment for realized gain included in net income	(237)	—	(237)	—
Income tax provision related to reclassification for realized gain	83	—	83	—
Other comprehensive income, net of tax	343	398	449	770
COMPREHENSIVE INCOME	$4,702	$3,233	$7,401	$5,266

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts) (Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income, Net of Tax	Unearned ESOP Shares	Total Stockholders’ Equity
BALANCE, January 1, 2016	3,242,120	$32	$30,692	$46,175	$78	$(1,637)	$75,340
Net income	—	$—	—	4,496	—	—	$4,496
Dividends paid ($0.17 per share)	—	$—	—	(511)	—	—	$(511)
Share-based compensation	—	$—	393	—	—	—	$393
Restricted stock awards	4,500	$—	—	—	—	—	$—
Common stock repurchased	(196,813)	$(1)	(4,868)	—	—	—	$(4,869)
Stock options exercised	6,300	$—	106	—	—	—	$106
Other comprehensive income, net of tax	—	$—	—	—	770	—	$770
ESOP shares allocated	—	$—	193	—	—	133	$326
BALANCE, June 30, 2016	3,056,107	$31	$26,516	$50,160	$848	$(1,504)	$76,051

BALANCE, January 1, 2017	3,059,503	$31	$27,334	$55,584	$(536)	$(1,380)	$81,033
Net income	—	$—	—	6,952	—	—	$6,952
Dividends paid ($0.20 per share)	—	$—	—	(616)	—	—	$(616)
Share-based compensation	—	$—	358	—	—	—	$358
Common stock repurchased	(6,198)	$—	(275)	—	—	—	$(275)
Stock options exercised	21,863	$—	369	—	—	—	$369
Other comprehensive income, net of tax	—	$—	—	—	449	—	$449
ESOP shares allocated	—	$—	422	—	—	132	$554
BALANCE, June 30, 2017	3,075,168	$31	$28,208	$61,920	$(87)	$(1,248)	$88,824

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)
	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net income	$6,952	$4,496
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	—	1,200
Depreciation, amortization and accretion	1,514	2,406
Compensation expense related to stock options and restricted stock awards	358	393
ESOP compensation expense for allocated shares	554	326
Increase in cash surrender value of BOLI	(140)	(139)
Gain on sale of loans held for sale	(8,815)	(8,801)
Gain on sale of investment securities	(237)	—
Gain on sale of OREO	—	(150)
Gain on sale of MSR	(958)	—
Origination of loans held for sale	(311,088)	(354,401)
Proceeds from sale of loans held for sale	312,986	342,698
Impairment of servicing rights	1	214
Changes in operating assets and liabilities
Accrued interest receivable	(379)	(313)
Other assets	(229)	(6,359)
Other liabilities	1,200	3,375
Net cash from (used by) operating activities	1,719	(15,055)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	29,988	—
Maturities, prepayments, sales, and calls	3,653	5,797
Purchases	(30,093)	(47,432)
Maturities of certificates of deposit at other financial institutions	1,240	292
Purchase of certificates of deposit at other financial institutions	(4,102)	(1,882)
Loan originations and principal collections, net	(88,735)	(49,839)
Purchase of portfolio loans	(26,220)	—
Proceeds from sale of other real estate owned, net	—	682
Purchase of premises and equipment, net	(323)	(1,642)
FHLB stock, net	(1,190)	2,951
Proceeds from sale of MSR	4,827	—
Net cash received from acquisition	—	180,356
Net cash (used by) from investing activities	(110,955)	89,283
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	73,104	582
Borrowings, net	18,000	(79,099)
Dividends paid	(616)	(511)
Proceeds from stock options exercised	369	106
Common stock repurchased	(275)	(4,869)
Net cash from (used by) financing activities	90,582	(83,791)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,654)	(9,563)

CASH AND CASH EQUIVALENTS, beginning of period	36,456	24,455
CASH AND CASH EQUIVALENTS, end of period	$17,802	$14,892

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,228	$1,910
Income taxes	$2,760	$2,970
Assets acquired in acquisition of branches (Note 2)	$—	$181,575
Liabilities assumed in acquisition of branches (Note 2)	$—	$186,393
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$694	$1,195
Property received in settlement of loans	$—	$525
Retention of gross mortgage servicing rights from loan sales	$2,242	$1,832

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
The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, and the valuation of servicing rights.
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

Segment Reporting - The Company operates as two segments organized by lines of business including the commercial and consumer banking segment and the home lending segment. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process,

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See Note 15 - Business Segments.
Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2017, for potential recognition or disclosure.
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases, the adoption of ASU 2016-02 is expected to increase the new lease asset and related lease liability on our Consolidated Balance Sheets by less than 5% and not have a material impact on our regulatory capital ratios.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings, however, until our evaluation is complete the magnitude of the increase will be unknown.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to simplify the subsequent measurement of goodwill and the amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual reporting periods beginning after December 31, 2019. Early adoption of the ASU is permitted. The Company expects this ASU to provide a simplified method of measuring goodwill impairment and does not expect this ASU to have a material impact on the Company's consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has been amortizing premiums on securities to the call date in our historical financial presentations. As a result, the adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the aggregate amount recognized for each major class of assets acquired and liabilities assumed by 1st Security Bank in the Branch Purchase:

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

Core deposit intangible

The core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $100,000 and $200,000 for the three and six months ended June 30, 2017, and $140,000 and $241,000 for the same periods in 2016. Amortization expense for core deposit intangible is expected to be as follows at June 30, 2017:

2017	$200
2018	307
2019	235
2020	181
2021	166
Thereafter	428
Total	$1,517

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at June 30, 2017 and December 31, 2016:

	June 30, 2017
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$8,005	$88	$(12)	$8,081
Corporate securities	7,134	24	(75)	7,083
Municipal bonds	9,183	247	(34)	9,396
Mortgage-backed securities	43,128	61	(438)	42,751
U.S. Small Business Administration securities	11,618	48	(45)	11,621
Total securities available-for-sale	$79,068	$468	$(604)	$78,932

	December 31, 2016
SECURITIES AVAILABLE-FOR-SALE	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Values
U.S. agency securities	$8,150	$12	$(94)	$8,068
Corporate securities	7,654	14	(168)	7,500
Municipal bonds	15,183	164	(83)	15,264
Mortgage-backed securities	45,856	52	(713)	45,195
U.S. Small Business Administration securities	5,862	27	(41)	5,848
Total securities available-for-sale	$82,705	$269	$(1,099)	$81,875

At June 30, 2017, the Bank had pledged 10 securities held at the FHLB of Des Moines with a carrying value of $12.4 million to secure Washington State public deposits of $6.9 million with a $2.8 million collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at June 30, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$2,025	$(12)	$—	$—	$2,025	$(12)
Corporate securities	2,122	(6)	1,927	(69)	4,049	(75)
Municipal bonds	2,443	(34)	—	—	2,443	(34)
Mortgage-backed securities	31,393	(402)	1,184	(36)	32,577	(438)
U.S. Small Business Administration securities	6,828	(45)	—	—	6,828	(45)
Total	$44,811	$(499)	$3,111	$(105)	$47,922	$(604)

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$6,998	$(94)	$—	$—	$6,998	$(94)
Corporate securities	5,048	(106)	1,438	(62)	6,486	(168)
Municipal bonds	6,741	(83)	—	—	6,741	(83)
Mortgage-backed securities	39,373	(713)	—	—	39,373	(713)
U.S. Small Business Administration securities	2,963	(41)	—	—	2,963	(41)
Total	$61,123	$(1,037)	$1,438	$(62)	$62,561	$(1,099)

There were 27 investments with unrealized losses of less than one year, and three investments with unrealized losses of more than one year at June 30, 2017. There were 48 investments with unrealized losses of less than one year, and two investments with unrealized losses of more than one year at December 31, 2016. The unrealized losses associated with these investments are believed to be caused by changes in market interest rates that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. No other-than-temporary impairment was recorded for the six months ended June 30, 2017, or for the year ended December 31, 2016.

The contractual maturities of securities available-for-sale at June 30, 2017 and December 31, 2016 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30, 2017		December 31, 2016
U.S. agency securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$—	$—	$4,000	$3,956
Due after five years through ten years	8,005	8,081	4,150	4,112
Subtotal	8,005	8,081	8,150	8,068
Corporate securities
Due after one year through five years	5,138	5,156	5,659	5,625
Due after five years through ten years	1,996	1,927	1,995	1,875
Subtotal	7,134	7,083	7,654	7,500
Municipal bonds
Due in one year or less	—	—	509	513
Due after one year through five years	2,024	2,076	5,326	5,386
Due after five years through ten years	2,239	2,351	7,476	7,492
Due after ten years	4,920	4,969	1,872	1,873
Subtotal	9,183	9,396	15,183	15,264
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	24,885	24,729	23,522	23,197
Federal Home Loan Mortgage Corporation (“FHLMC”)	11,559	11,375	14,950	14,662
Government National Mortgage Association (“GNMA”)	6,684	6,647	7,384	7,336
Subtotal	43,128	42,751	45,856	45,195
U.S. Small Business Administration securities
Due after five years through ten years	9,613	9,618	5,862	5,848
Due after ten years	2,005	2,003	—	—
Subtotal	11,618	11,621	5,862	5,848
Total	$79,068	$78,932	$82,705	$81,875

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sold $29.8 million of securities available-for-sale during the second quarter of 2017 realizing a gain of $237,000. There were no sales of securities available-for-sale for the three and six months ended June 30, 2016.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
REAL ESTATE LOANS	2017	2016
Commercial	$57,997	$55,871
Construction and development	119,455	94,462
Home equity	22,450	20,081
One-to-four-family (excludes loans held for sale)	154,826	124,009
Multi-family	42,967	37,527
Total real estate loans	397,695	331,950
CONSUMER LOANS
Indirect home improvement	117,926	107,759
Solar	38,507	36,503
Marine	32,254	28,549
Other consumer	2,042	1,915
Total consumer loans	190,729	174,726
COMMERCIAL BUSINESS LOANS
Commercial and industrial	92,713	65,841
Warehouse lending	39,165	32,898
Total commercial business loans	131,878	98,739
Total loans receivable, gross	720,302	605,415
Allowance for loan losses	(10,143)	(10,211)
Deferred costs, fees, premiums, and discounts, net	(1,057)	(1,887)
Total loans receivable, net	$709,102	$593,317

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in the greater Puget Sound area and near our one loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer and commercial business loans and has concentrations in these areas, however, indirect home improvement loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, Idaho, and California. The Company also originates solar loans through contractors and dealers in the state of California. Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Loans

Commercial Lending. Loans originated by the Company primarily secured by income producing properties, including retail centers, warehouses, and office buildings located in our market areas.

Construction and Development Lending. Loans originated by the Company for the construction of, and secured by, commercial real estate, one-to-four-family, and multi-family residences and tracts of land for development that are generally not pre-sold. A portion of the one-to-four-family construction portfolio is custom construction.

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

Commercial Business Loans

Commercial and Industrial Lending. Loans originated by the Company to local small and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, and plant and equipment. Commercial and industrial loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and six months ended June 30, 2017 and 2016:

	At or For the Three Months Ended June 30, 2017
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$3,813	$2,588	$2,169	$1,577	$10,147
Provision for loan losses	331	87	282	(700)	—
Charge-offs	—	(179)	—	—	(179)
Recoveries	—	173	2	—	175
Net (charge-offs) recoveries	—	(6)	2	—	(4)
Ending balance	$4,144	$2,669	$2,453	$877	$10,143
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	4,144	2,669	2,453	877	10,143
Ending balance	$4,144	$2,669	$2,453	$877	$10,143
LOANS RECEIVABLE
Loans individually evaluated for impairment	$439	$—	$—	$—	$439
Loans collectively evaluated for impairment	397,256	190,729	131,878	—	719,863
Ending balance	$397,695	$190,729	$131,878	$—	$720,302

	At or For the Six Months Ended June 30, 2017
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$3,547	$2,082	$2,675	$1,907	$10,211
Provision for loan losses	596	661	(227)	(1,030)	—
Charge-offs	—	(384)	—	—	(384)
Recoveries	1	310	5	—	316
Net recoveries (charge-offs)	1	(74)	5	—	(68)
Ending balance	$4,144	$2,669	$2,453	$877	$10,143
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	4,144	2,669	2,453	877	10,143
Ending balance	$4,144	$2,669	$2,453	$877	$10,143
LOANS RECEIVABLE
Loans individually evaluated for impairment	$439	$—	$—	$—	$439
Loans collectively evaluated for impairment	397,256	190,729	131,878	—	719,863
Ending balance	$397,695	$190,729	$131,878	$—	$720,302

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Three Months Ended June 30, 2016
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$3,456	$2,084	$1,543	$1,244	$8,327
Provision for loan losses	(28)	50	210	368	600
Charge-offs	—	(291)	—	—	(291)
Recoveries	49	196	70	—	315
Net recoveries (charge-offs)	49	(95)	70	—	24
Ending balance	$3,477	$2,039	$1,823	$1,612	$8,951
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,477	2,039	1,823	1,612	8,951
Ending balance	$3,477	$2,039	$1,823	$1,612	$8,951
LOANS RECEIVABLE
Loans individually evaluated for impairment	$291	$—	$—	$—	$291
Loans collectively evaluated for impairment	295,463	165,736	99,072	—	560,271
Ending balance	$295,754	$165,736	$99,072	$—	$560,562

	At or For the Six Months Ended June 30, 2016
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Commercial Business	Unallocated	Total
Beginning balance	$2,874	$1,681	$1,396	$1,834	$7,785
Provision for loan losses	552	518	352	(222)	1,200
Charge-offs	—	(569)	—	—	(569)
Recoveries	51	409	75	—	535
Net recoveries (charge-offs)	51	(160)	75	—	(34)
Ending balance	$3,477	$2,039	$1,823	$1,612	$8,951
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,477	2,039	1,823	1,612	8,951
Ending balance	$3,477	$2,039	$1,823	$1,612	$8,951
LOANS RECEIVABLE
Loans individually evaluated for impairment	$291	$—	$—	$—	$291
Loans collectively evaluated for impairment	295,463	165,736	99,072	—	560,271
Ending balance	$295,754	$165,736	$99,072	$—	$560,562

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at June 30, 2017 and December 31, 2016:

	June 30, 2017
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non-Accrual
Commercial	$—	$—	$—	$—	$57,997	$57,997	$—
Construction and development	—	—	—	—	119,455	119,455	—
Home equity	—	132	222	354	22,096	22,450	239
One-to-four-family	—	144	—	144	154,682	154,826	144
Multi-family	—	—	—	—	42,967	42,967	—
Total real estate loans	—	276	222	498	397,197	397,695	383
CONSUMER LOANS
Indirect home improvement	272	120	124	516	117,410	117,926	307
Solar	69	—	36	105	38,402	38,507	37
Marine	20	3	17	40	32,214	32,254	17
Other consumer	—	1	—	1	2,041	2,042	10
Total consumer loans	361	124	177	662	190,067	190,729	371
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	92,713	92,713	—
Warehouse lending	—	—	—	—	39,165	39,165	—
Total commercial business loans	—	—	—	—	131,878	131,878	—
Total loans	$361	$400	$399	$1,160	$719,142	$720,302	$754

	December 31, 2016
REAL ESTATE LOANS	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non-Accrual
Commercial	$—	$—	$—	$—	$55,871	$55,871	$—
Construction and development	—	—	—	—	94,462	94,462	—
Home equity	34	—	210	244	19,837	20,081	210
One-to-four-family	—	—	—	—	124,009	124,009	—
Multi-family	—	—	—	—	37,527	37,527	—
Total real estate loans	34	—	210	244	331,706	331,950	210
CONSUMER LOANS
Indirect home improvement	268	278	167	713	107,046	107,759	435
Solar	92	—	69	161	36,342	36,503	69
Marine	8	—	—	8	28,541	28,549	—
Other consumer	3	2	4	9	1,906	1,915	7
Total consumer loans	371	280	240	891	173,835	174,726	511
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	65,841	65,841	—
Warehouse lending	—	—	—	—	32,898	32,898	—
Total commercial business loans	—	—	—	—	98,739	98,739	—
Total loans	$405	$280	$450	$1,135	$604,280	$605,415	$721

There were no loans 90 days or more past due and still accruing interest at June 30, 2017 and December 31, 2016.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided at June 30, 2017 and December 31, 2016:

	June 30, 2017
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment
Home equity	$239	$—	$239
One-to-four-family (1)	212	(12)	200
Total	$451	$(12)	$439

	December 31, 2016
WITH NO RELATED ALLOWANCE RECORDED	Unpaid Principal Balance	Write- downs	Recorded Investment
Home equity	$137	$—	$137
One-to-four-family (1)	69	(12)	57
Total	$206	$(12)	$194

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017		June 30, 2016
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Home equity	$240	$—	$195	$1
One-to-four-family (1)	201	1	99	1
Total	$441	$1	$294	$2

	Six Months Ended
	June 30, 2017		June 30, 2016
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Home equity	$230	$—	$196	$2
One-to-four-family (1)	178	4	101	3
Total	$408	$4	$297	$5
(1) Includes loans supported by FHA guarantees.

Credit Quality Indicators

As part of the Company’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in the Company’s markets.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize risk rated loan balances by category at June 30, 2017 and December 31, 2016:

	June 30, 2017
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$51,306	$6,691	$—	$—	$—	$—	$57,997
Construction and development	119,455	—	—	—	—	—	119,455
Home equity	22,211	—	—	239	—	—	22,450
One-to-four-family	153,984	698	—	144	—	—	154,826
Multi-family	42,967	—	—	—	—	—	42,967
Total real estate loans	389,923	7,389	—	383	—	—	397,695
CONSUMER LOANS
Indirect home improvement	117,619	—	—	307	—	—	117,926
Solar	38,470	—	—	37	—	—	38,507
Marine	32,237	—	—	17	—	—	32,254
Other consumer	1,960	—	—	82	—	—	2,042
Total consumer loans	190,286	—	—	443	—	—	190,729
COMMERCIAL BUSINESS LOANS
Commercial and industrial	83,868	1,155	—	7,690	—	—	92,713
Warehouse lending	39,165	—	—	—	—	—	39,165
Total commercial business loans	123,033	1,155	—	7,690	—	—	131,878
Total loans	$703,242	$8,544	$—	$8,516	$—	$—	$720,302

	December 31, 2016
REAL ESTATE LOANS	Pass (1 - 5)	Watch (6)	Special Mention (7)	Substandard (8)	Doubtful(9)	Loss (10)	Total
Commercial	$53,234	$2,637	$—	$—	$—	$—	$55,871
Construction and development	94,462	—	—	—	—	—	94,462
Home equity	19,871	—	—	210	—	—	20,081
One-to-four-family	124,009	—	—	—	—	—	124,009
Multi-family	37,527	—	—	—	—	—	37,527
Total real estate loans	329,103	2,637	—	210	—	—	331,950
CONSUMER LOANS
Indirect home improvement	107,324	—	—	435	—	—	107,759
Solar	36,434	—	—	69	—	—	36,503
Marine	28,549	—	—	—	—	—	28,549
Other consumer	1,813	—	—	102	—	—	1,915
Total consumer loans	174,120	—	—	606	—	—	174,726
COMMERCIAL BUSINESS LOANS
Commercial and industrial	58,105	525	—	7,211	—	—	65,841
Warehouse lending	32,898	—	—	—	—	—	32,898
Total commercial business loans	91,003	525	—	7,211	—	—	98,739
Total loans	$594,226	$3,162	$—	$8,027	$—	$—	$605,415

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The Company had one TDR loan on accrual and included in impaired loans at both June 30, 2017 and December 31, 2016, with a balance of $56,000 and $57,000, respectively, which was a one-to-four-family loan. The Company had no commitments to lend additional funds on this TDR loan at June 30, 2017.

For the three and six months ended June 30, 2017 and 2016, there were no TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting period.

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $555.8 million and $977.1 million at June 30, 2017 and December 31, 2016, respectively, and are carried at the lower of cost or market. At June 30, 2017, the Company established a short-term interim servicing arrangement for $564.8 million in servicing.

During the quarter ended June 30, 2017, the Company sold a portion of the mortgage servicing rights asset with a book value of $4.8 million and generated an associated gain of $958,000. The portion of the mortgage servicing rights asset sold will continue to be serviced by the Company during the third quarter of 2017 under an interim servicing agreement. The Company has established a reserve of $161,000 for estimated early payoffs of $15.1 million during the third quarter of 2017. A final transfer of the mortgage servicing rights asset is expected to be completed by September 30, 2017.

The following tables summarize servicing rights activity and the respective book value at or for the three and six months ended June 30, 2017 and 2016:

	At or For the Three Months Ended June 30,
	2017	2016
Beginning balance	$8,939	$6,104
Additions	1,253	1,219
Sales	(4,751)	—
Servicing rights amortized	(541)	(357)
Impairment on servicing rights	(1)	(215)
Ending balance	$4,899	$6,751

	At or For the Six Months Ended June 30,
	2017	2016
Beginning balance	$8,459	$5,811
Additions	2,242	1,832
Sales	(4,751)	—
Servicing rights amortized	(1,050)	(678)
Impairment on servicing rights	(1)	(214)
Ending balance	$4,899	$6,751

The fair market value of the permanent servicing rights’ assets was $6.2 million and $11.7 million at June 30, 2017 and December 31, 2016, respectively. Fair value adjustments to servicing rights are mainly due to market based assumptions

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At June 30,
Key assumptions:	2017	2016
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	10.3%	17.1%
Weighted average life in years	7.1	5.0

Key economic assumptions and the sensitivity of the current fair value for single family mortgage servicing rights to immediate adverse changes in those assumptions at June 30, 2017 and December 31, 2016 were as follows:

		June 30, 2017	December 31, 2016
Aggregate portfolio principal balance		$552,066	$973,139
Weighted average rate of note		4.0%	3.9%

At June 30, 2017	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	10.3%	15.8%	23.6%
Fair value MSR	$6,231	$5,087	$4,031
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$6,231	$6,104	$5,982
Percentage of MSR	1.1%	1.1%	1.1%

At December 31, 2016	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.8%	12.8%	20.2%
Fair value MSR	$11,735	$9,991	$7,808
Percentage of MSR	1.2%	1.0%	0.8%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$11,735	$11,480	$11,235
Percentage of MSR	1.2%	1.2%	1.2%

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded $682,000 and $461,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage, commercial and consumer loans for the three months ended June 30, 2017 and 2016, respectively, and $1.3 million and $879,000 for the six months ended June 30, 2017 and 2016, respectively. The income, net of amortization, is reported in noninterest income on the Consolidated Statements of Income.
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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	June 30, 2017
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$71,020	$1,212	$—
Mandatory and best effort forward commitments with investors	26,505	83	—
Forward TBA mortgage-backed securities	92,000	277	—
TBA mortgage-backed securities forward sales paired off with investors	61,000	—	458

	December 31, 2016
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$33,289	$818	$—
Mandatory and best effort forward commitments with investors	23,536	177	—
Forward TBA mortgage-backed securities	53,000	495	—
TBA mortgage-backed securities forward sales paired off with investors	44,000	747	—

The fair value of derivatives was impacted during the second quarter of 2017 by an increase in notional asset value partially offset by a decrease in the fair value on the derivative asset, specifically loan locks and loan commitments.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $114,000 and $545,000 for the three months ended June 30, 2017 and 2016, respectively, and net (loss) gains of $(381,000) and $983,000 for the six months ended June 30, 2017 and 2016, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at or for the three and six months ended June 30, 2017 and 2016:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$—	$320	$—	$—
Net loans transferred to OREO	—	—	—	525
Capitalized costs	—	1	—	7
Gross proceeds from sale of OREO	—	(321)	—	(532)
Ending balance	$—	$—	$—	$—

There were no OREO properties at June 30, 2017 and June 30, 2016. For the three and six months ended June 30, 2017, the Company recorded no net gain or loss on the disposal of OREO, and for the three and six months ended June 30, 2016, the Company recorded a $150,000 net gain on the disposal of OREO. There were no holding costs associated with OREO for the three and six months ended June 30, 2017 and 2016.

There were no mortgage loan properties in the process of foreclosure at June 30, 2017. At December 31, 2016, there was a $43,000 mortgage loan collateralized by residential real estate property in the process of foreclosure.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017 (1)	2016 (1)
Noninterest-bearing checking	$152,623	$143,236
Interest-bearing checking	94,751	66,119
Savings	73,922	54,995
Money market (4)	261,658	242,849
Certificates of deposit less than $100,000 (2)	93,142	93,791
Certificates of deposit of $100,000 through $250,000	70,204	74,832
Certificates of deposit of $250,000 and over (3)	28,010	27,094
Escrow accounts related to mortgages serviced	11,387	9,677
Total	$785,697	$712,593
(1) Includes $149.4 million of deposits acquired in the Branch Purchase at June 30, 2017 and $162.2 million at December 31, 2016.
(2) Includes $44.7 million of brokered deposits at June 30, 2017 and $47.1 million at December 31, 2016.
(3) Time deposits that meet or exceed the FDIC insurance limit.
(4) Includes $20.0 million of brokered deposits at June 30, 2017 and none at December 31, 2016.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at June 30, 2017 and December 31, 2016 were $12.8 million and $10.7 million, respectively, and were in compliance with Federal Reserve regulations.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities of time deposits at June 30, 2017 for future periods ending are as follows:

At June 30, 2017
Maturing in 2017	$44,991
Maturing in 2018	73,189
Maturing in 2019	28,088
Maturing in 2020	14,880
Maturing in 2021	15,945
Thereafter	14,263
Total	$191,356

Interest expense by deposit category for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016
Interest-bearing checking	$14	$7	$22	$12
Savings and money market	312	254	581	500
Certificates of deposit	570	524	1,145	1,091
Total	$896	$785	$1,748	$1,603

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

The following table provides a summary of the Company’s commitments at June 30, 2017 and December 31, 2016:

COMMITMENTS TO EXTEND CREDIT	June 30,	December 31,
REAL ESTATE LOANS	2017	2016
Commercial	$108	$108
Construction and development	74,710	57,016
One-to-four-family (includes loans held for sale)	132,194	79,870
Home equity	30,491	26,129
Multi-family	427	426
Total real estate loans	237,930	163,549
CONSUMER LOANS	8,787	8,527
COMMERCIAL BUSINESS LOANS
Commercial and industrial	38,429	31,775
Warehouse lending	59,535	51,102
Total commercial business loans	97,964	82,877
Total commitments to extend credit	$344,681	$254,953

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $225,000 at June 30, 2017 and $179,000 at December 31, 2016. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure.  Specific to that recourse, the FHLB established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through June 30, 2017, the total loans sold to the FHLB were $42.2 million with the FLA being $433,000 and the CE obligation at $1.1 million or 2.6% of the loans outstanding.  Management has established a reserve of 10% of the outstanding CE, or $121,000, which is a part of the off balance sheet reserve for loans sold.  There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at June 30, 2017 and December 31, 2016.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $1.1 million and $955,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2017 and December 31, 2016, which is included in other liabilities on the Consolidated Balance Sheets.
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

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6483 when all litigation pending as of the date of the IPO is concluded. However, at June 30, 2017, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at June 30, 2017 and December 31, 2016 was $93.78 per share and $77.73 per share, respectively.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at June 30, 2017.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. Consequently, the fair value of the Company’s consolidated financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans and deposits, and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	Securities Available-for-Sale
At June 30, 2017	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,081	$—	$8,081
Corporate securities	—	7,083	—	7,083
Municipal bonds	—	9,396	—	9,396
Mortgage-backed securities	—	42,751	—	42,751
U.S. Small Business Administration securities	—	11,621	—	11,621
Total	$—	$78,932	$—	$78,932

	Securities Available-for-Sale
At December 31, 2016	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,068	$—	$8,068
Corporate securities	—	7,500	—	7,500
Municipal bonds	—	15,264	—	15,264
Mortgage-backed securities	—	45,195	—	45,195
U.S. Small Business Administration securities	—	5,848	—	5,848
Total	$—	$81,875	$—	$81,875

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
June 30, 2017	$—	$57,256	$—	$57,256
December 31, 2016	$—	$52,553	$—	$52,553

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
June 30, 2017	$—	$—	$1,212	$1,212
December 31, 2016	$—	$—	$818	$818

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2017	$—	$277	$83	$360
December 31, 2016	$—	$495	$177	$672

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2017	$—	$(458)	$—	$(458)
December 31, 2016	$—	$747	$—	$747

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded at June 30, 2017 and December 31, 2016. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
June 30, 2017	$—	$—	$439	$439
December 31, 2016	$—	$—	$194	$194

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at June 30, 2017:

Level 3 Fair Value Instrument	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)	Weighted Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	95.4%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	95.4%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 18.0%	0.0%

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30,	Beginning Balance	Purchases and Issuances	Sales and Settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2017
Interest rate lock commitments with customers	$1,437	$4,067	$(4,292)	$1,212	$(225)
Individual forward sale commitments with investors	(19)	(107)	209	83	102
2016
Interest rate lock commitments with customers	$1,429	$4,513	$(3,884)	$2,058	$629
Individual forward sale commitments with investors	(28)	(2)	27	(3)	25

Six Months Ended June 30,	Beginning Balance	Purchases and Issuances	Sales and Settlements	Ending Balance	Net change in fair value for gains/(losses) relating to items held at end of period
2017
Interest rate lock commitments with customers	$818	$7,549	$(7,155)	$1,212	$394
Individual forward sale commitments with investors	177	(303)	209	83	(94)
2016
Interest rate lock commitments with customers	$698	$8,276	$(6,916)	$2,058	$1,360
Individual forward sale commitments with investors	74	(206)	129	(3)	(77)

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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Servicing Rights - The fair value of mortgage, commercial, and consumer servicing rights are estimated using net present value of expected cash flows using a third party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information where appropriate (Level 3).
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
The following table provides estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016:

	June 30,		December 31,
	2017		2016
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1 inputs:
Cash and cash equivalents	$17,802	$17,802	$36,456	$36,456
Certificates of deposit at other financial institutions	18,109	18,109	15,248	15,248
Level 2 inputs:
Securities available-for-sale, at fair value	78,932	78,932	81,875	81,875
Loans held for sale, at fair value	57,256	57,256	52,553	52,553
FHLB stock, at cost	3,909	3,909	2,719	2,719
Accrued interest receivable	2,903	2,903	2,524	2,524
Individual forward sale commitments with investors	277	277	495	495
Paired off commitments with investors	—	—	747	747
Level 3 inputs:
Loans receivable, gross	720,302	792,160	605,415	670,183
Servicing rights, held at lower of cost or fair value	4,899	6,236	8,459	11,741
Fair value interest rate locks with customers	1,212	1,212	818	818
Individual forward sale commitments with investors	83	83	177	177
Financial Liabilities
Level 2 inputs:
Deposits	785,697	793,145	712,593	718,970
Borrowings	30,669	30,657	12,670	12,660
Subordinated note	9,835	9,805	9,825	9,805
Accrued interest payable	186	186	192	192
Paired off commitments with investors	458	458	—	—

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. To be eligible to participate in the ESOP, employees of the Company and the Bank who have been credited with at least 1,000 hours of service during the employees’ first 12-month period and based on anniversary date will be vested into the ESOP. After two years of working at least 1,000 hours in each of those two years, the employee will be 100% vested in the ESOP.

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at June 30, 2017 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended June 30, 2017 and 2016 was $317,000 and $166,000, respectively, and $554,000 and $326,000 for the six months ended June 30, 2017 and 2016, respectively.

Shares held by the ESOP at June 30, 2017 and 2016 were as follows (shown as actual):

	Balances	Balances
	at June 30, 2017	at June 30, 2016
Allocated shares	126,589	102,359
Committed to be released shares	12,960	12,960
Unallocated shares	116,645	142,566
Total ESOP shares	256,194	257,885

Fair value of unallocated shares (in thousands)	$4,987	$3,577
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

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three end six months ended June 30, 2017 and 2016:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Numerator:	2017	2016	2017	2016
Net income (in thousands)	$4,359	$2,835	$6,952	$4,496
Denominator:
Basic weighted average common shares outstanding	2,903,323	2,887,525	2,891,116	2,920,923
Dilutive shares	194,305	78,506	193,276	81,789
Diluted weighted average common shares outstanding	3,097,628	2,966,031	3,084,392	3,002,712
Basic earnings per share	$1.50	$0.98	$2.40	$1.54
Diluted earnings per share	$1.41	$0.96	$2.25	$1.50

NOTE 13 - STOCK-BASED COMPENSATION
Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $166,000 and $358,000 for the three and six months ended June 30, 2017, respectively, and $199,000 and $393,000 for the three and six months ended June 30, 2016, respectively.

Stock Options

The Plan authorized the grant of stock options totaling 324,013 shares to Company directors and employees on September 18, 2013. The majority of the option awards under the Plan were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date, May 8, 2014, of $16.89 per share. These option awards were granted as non-qualified stock options, having a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The fair value of each option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company became a publicly held company in July 2012, therefore historical data was not available to calculate the volatility for FS Bancorp stock. Management utilized a proxy to determine the expected volatility of FS Bancorp’s stock at grant date for the majority of stock options granted in 2014. The proxy chosen was the NASDAQ Bank Index, or NASDAQ Bank (NASDAQ symbol: BANK). This index provides the volatility of the banking sector for NASDAQ traded banks. The majority of smaller banks are traded on the NASDAQ given the costs and daily interaction required with trading on the New York Stock Exchange. The Company utilized the comparable Treasury rate for the discount rate associated with the stock options granted. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 6.5 years.

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s stock option plan awards during the six months ended June 30, 2017 (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	295,850	$16.89	7.36	$5,638,901
Granted	—	—	—	—
Less exercised	21,863	16.89	—	563,273
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2017	273,987	$16.89	6.86	$7,364,771

Expected to vest, assuming a 0.31% annual forfeiture rate	273,454	$16.89	6.86	$7,350,438

Exercisable at June 30, 2017	147,187	$16.89	6.86	$3,956,387

At June 30, 2017, there was $425,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards totaling 129,605 shares to Company directors and employees on September 18, 2013, and 125,105 shares were granted on May 8, 2014 at a grant date fair value of $16.89 per share. The remaining 4,500 restricted stock awards were granted January 1, 2016 at a grant date fair value of $26.00 per share. Compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a three-year period for directors and a five-year period for employees, beginning at the grant date. Any unvested restricted stock awards will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.
The following table presents a summary of the Company’s nonvested awards during the six months ended June 30, 2017 (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	68,763	$17.49	$1,202,401
Granted	—	—	—
Less vested	31,921	17.32	552,810
Forfeited or expired	—	—	—
Nonvested at June 30, 2017	36,842	$17.63	$649,591
At June 30, 2017, there was $589,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. At June 30, 2017 and December 31, 2016, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at June 30 2017, that the Company and the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at June 30, 2017 and December 31, 2016 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

					To be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
Bank Only	Actual
At June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
(to risk-weighted assets)	$100,475	13.23%	$60,775	8.00%	$75,969	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$90,968	11.97%	$45,581	6.00%	$60,775	8.00%
Tier 1 leverage capital
(to average assets)	$90,968	10.12%	$35,944	4.00%	$44,930	5.00%
CET 1 capital
(to risk-weighted assets)	$90,968	11.97%	$34,186	4.50%	$49,380	6.50%

At December 31, 2016
Total risk-based capital
(to risk-weighted assets)	$93,309	13.87%	$53,813	8.00%	$67,266	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$84,876	12.62%	$40,360	6.00%	$53,813	8.00%
Tier 1 leverage capital
(to average assets)	$84,876	10.33%	$32,862	4.00%	$41,078	5.00%
CET 1 capital
(to risk-weighted assets)	$84,876	12.62%	$30,270	4.50%	$43,723	6.50%

In addition to the minimum CET 1, Tier 1 and total capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional CET 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

could be utilized for such actions. This new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. At June 30, 2017, the conservation buffer was 1.25%.

FS Bancorp, Inc. is a bank holding company subject to the capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2017, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at June 30, 2017 were 9.5% for Tier 1 leverage-based capital, 11.2% for Tier 1 risk-based capital, 12.5% for total risk-based capital, and 11.2% for CET 1 capital ratio.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, ATMs, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. We originate consumer loans, commercial and multi-family real estate loans, construction loans on residential and multi-family construction, and commercial business loans. At June 30, 2017, our retail deposit branch network consisted of 11 branches in the Pacific Northwest. At June 30, 2017 and December 31, 2016, our deposits totaled $785.7 million and $712.6 million, respectively. This segment is also responsible for the management of our investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the three and six months ended June 30, 2017 and 2016:

	At or For the Three Months Ended June 30, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$415	$9,551	$9,966
Provision for loan losses	(117)	117	—
Noninterest income	5,462	1,495	6,957
Noninterest expense	(4,382)	(6,562)	(10,944)
Income before provision for income taxes	1,378	4,601	5,979
Provision for income taxes	(374)	(1,246)	(1,620)
Net income	$1,004	$3,355	$4,359
Total average assets at quarter end	$197,431	$705,052	$902,483
FTEs	117	207	324

	At or For the Three Months Ended June 30, 2016
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$385	$7,707	$8,092
Provision for loan losses	(101)	(499)	(600)
Noninterest income	5,469	1,087	6,556
Noninterest expense	(3,719)	(5,886)	(9,605)
Income before provision for income taxes	2,034	2,409	4,443
Provision for income taxes	(737)	(871)	(1,608)
Net income	$1,297	$1,538	$2,835
Total average assets at period end	$148,037	$638,788	$786,825
FTEs	98	195	293

FS BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Six Months Ended June 30, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$1,045	$17,896	$18,941
Provision for loan losses	(197)	197	—
Noninterest income	9,849	2,528	12,377
Noninterest expense	(8,399)	(12,922)	(21,321)
Income before provision for income taxes	2,298	7,699	9,997
Provision for income taxes	(700)	(2,345)	(3,045)
Net income	$1,598	$5,354	$6,952
Total average assets at period end	$184,499	$686,294	$870,793
FTEs	117	207	324

	At or For the Six Months Ended June 30, 2016
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$913	$15,002	$15,915
Provision for loan losses	(126)	(1,074)	(1,200)
Noninterest income	8,870	2,007	10,877
Noninterest expense	(6,732)	(11,795)	(18,527)
Income before provision for income taxes	2,925	4,140	7,065
Provision for income taxes	(1,064)	(1,505)	(2,569)
Net income	$1,861	$2,635	$4,496
Total average assets at period end	$137,334	$646,098	$783,432
FTEs	98	195	293
(1) Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to the other segment. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of assigned liabilities to fund segment assets.

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

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our allowance for loan losses, and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

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

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

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
Overview
FS Bancorp, Inc. and its subsidiary bank, 1st Security Bank of Washington have been serving the Puget Sound area since 1936. Originally chartered as a credit union, known as Washington’s Credit Union, the credit union served various select employment groups. On April 1, 2004, the credit union converted to a Washington state-chartered mutual savings bank. On July 9, 2012, the Bank converted from mutual to stock ownership and became the wholly owned subsidiary of FS Bancorp, Inc.

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and one loan production office located in the Tri-Cities, Washington. On January 22, 2016, the Company completed the Branch Purchase and acquired $186.4 million in deposits and $419,000 in loans based on financial information at that date. The four branches acquired are located in the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. The Branch Purchase expanded our Puget Sound-focused retail footprint onto the Olympic Peninsula and provided an opportunity to extend our unique brand of community banking into those communities.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans, and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. At June 30, 2017, consumer loans represented 26.5% of the Company’s total gross loan portfolio, down from 28.9% at

December 31, 2016, as real estate and commercial business loan originations have increased at a faster pace than consumer loan originations.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $26.0 million, or 1,560 loans during the quarter ended June 30, 2017, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, Idaho, and California with four contractors/dealers responsible for 49.5% of the funded loans dollar volume. During the six months ended June 30, 2017, the Company originated $9.7 million in the state of California, and at June 30, 2017, held $40.0 million in California originated consumer loans. Management has established a concentration limit of no more than 100% of the Bank’s total risk-based capital for loans originated in California. At June 30, 2017, the limit was $100.5 million.

The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market areas served by the Company. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. The Company originated $359.4 million of one-to-four-family mortgages including brokered loans of $2.9 million through the home lending segment which includes loans held for sale, held for investment, fixed seconds, and loans brokered to other institutions during the first half of 2017, of which $307.5 million were sold to investors. Of the loans sold to investors, $195.3 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At June 30, 2017, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $57.3 million, totaled $154.8 million, or 21.5%, of the total gross loan portfolio.
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
Since 2012, the Company has had an emphasis on diversifying lending products by expanding commercial real estate, commercial business and residential lending, while maintaining the current volume of production and historical growth of the consumer loan portfolio. The Company’s lending strategies are intended to take advantage of: (1) historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities and the availability of experienced bankers, and (3) strength in relationship lending. Retail deposits will continue to serve as an important funding source.
The Company is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs. Retail deposits serve as an important funding source. Deposit flows are influenced by a number of factors, including interest rates paid on time deposits, other investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities include primarily deposits, including brokered deposits, borrowings, payments on loans, and income provided from operations.
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

Troubled Debt Restructured Loans. TDRs are loans whose terms have been modified or restructured due to a borrower’s financial difficulty, including but not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment. TDR loans can be classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status.

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

Deferred tax liabilities occur when taxable income is smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax liabilities are temporary differences payable in future periods. The Company had a net deferred tax liability of $1.4 million, and $1.2 million, at June 30, 2017 and December 31, 2016, respectively.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Assets. Total assets increased $100.7 million, or 12.2%, to $928.6 million at June 30, 2017, from $827.9 million at December 31, 2016, primarily as a result of a $115.8 million, or 19.5% increase in loans receivable, net, a $4.7 million, or 8.9% increase in loans held for sale, and a $2.9 million, or 18.8% increase in certificates of deposit at other financial institutions, partially offset by a $18.7 million, or 51.2% decrease in cash and cash equivalents, and a $3.6 million, or 42.1% decrease in servicing rights.

Loans receivable, net increased $115.8 million, or 19.5%, to $709.1 million at June 30, 2017, from $593.3 million at December 31, 2016. The increase in loans receivable, net was primarily a result of increases in real estate loans and commercial business loans. Total growth in real estate loans of $65.7 million, included $7.3 million of purchased commercial and multi-family real estate loans. Real estate loan increases included one-to-four-family loans held for investment of $30.8 million, construction and development loans of $25.0 million, multi-family loans of $5.4 million, home equity loans of $2.4 million, and commercial real estate loans of $2.1 million. Changes in commercial business lending included a $33.1 million increase in commercial business loans, of which $18.9 million was associated with the purchase of the guaranteed portion of U.S. Small Business Association/USDA loans. Growth in consumer lending was $16.0 million, reflecting growth in the Bank’s long established indirect fixture lending platform.

Loans held for sale (“HFS”), consisting of one-to-four-family loans, increased by $4.7 million, or 8.9%, to $57.3 million at June 30, 2017, from $52.6 million at December 31, 2016 due to increased loan originations. The Company will continue selling one-to-four-family loans into the secondary market for asset/liability management purposes.

One-to-four-family loans originated through the home lending segment which includes loans HFS, loans held for investment, fixed seconds, and loans brokered to other institutions increased $9.5 million, or 2.3% to $359.4 million during the six months ended June 30, 2017, compared to $349.9 million during the six months ended June 30, 2016. Originations of one-to-four-family loans to purchase a home (purchase production) increased by $24.1 million, or 9.5% with $278.6 million in loan purchase production closing during the six months ended June 30, 2017, up from $254.5 million for the six months ended June 30, 2016. One-to-four-family loan originations for refinance (refinance production) decreased $26.4 million, or 25.2% with $78.2 million in refinance production closing during the six months ended June 30, 2017, down from $104.6 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company sold $307.5 million of one-to-four-family loans, compared to sales of $311.4 million for the same quarter one year ago. In addition, the margin on loans sold increased to 2.6% for the six months ended June 30, 2017, from 2.5% for the six months ended June 30, 2016.

Purchase production was 81.1% of the total one-to-four-family loan originations versus 18.9% for refinance production during the second quarter of 2017, compared to 75.9% in purchase production versus 24.1% in refinance production during the same period 2016. Purchase production for the first half of 2017 was 78.1% of the total one-to-four-family loan originations versus 21.9% for refinance production, compared to 70.9% in purchase volume versus 29.1% in refinances for the first half of 2016. The increase in originations and purchase activity was primarily associated with the strong home purchase demand in the Pacific Northwest.

The allowance for loan losses at June 30, 2017 decreased slightly to $10.1 million, or 1.4% of gross loans receivable, excluding loans HFS, compared to $10.2 million, or 1.7% of gross loans receivable, excluding loans HFS, at December 31, 2016. Non-performing loans, consisting of non-accrual loans, increased slightly to $754,000 at June 30, 2017, from $721,000 at December 31, 2016. At June 30, 2017, non-performing loans consisted of $307,000 of indirect home improvement loans, $239,000 of home equity loans, $144,000 of one-to-four-family loans, $37,000 of solar loans, $17,000 of marine loans, and $10,000 of other consumer loans. Non-performing loans to total gross loans was 0.1% at both June 30, 2017 and December 31, 2016. Substandard loans increased $489,000, or 6.1%, to $8.5 million at June 30, 2017, compared to $8.0 million at December 31, 2016, primarily due to increases in existing commercial business loans, and two new commercial business loans downgraded as a result of the financial performance of the borrowers. The Company had no OREO at June 30, 2017, or at December 31, 2016.

The Company sold $29.8 million of securities available-for-sale during the second quarter of 2017 realizing a gain of $237,000. Those sales primarily provided additional funds for loan growth during the quarter. In addition, the sales of lower coupon investments enabled us to capitalize on the lower Treasury rates for a gain during the second quarter of 2017. The average yield on those sold securities available-for-sale during the quarter was 2.1% with the intent of reinvesting funds received in higher yielding loans through the second half of 2017.

During the quarter ended June 30, 2017, the Company sold a portion of its mortgage servicing rights asset (“MSA”) with a book value of $4.8 million and generated an associated gain of $958,000. Under regulatory capital guidelines, MSAs are limited to10% of the Bank’s common equity Tier 1 capital. MSAs in excess of the 10% threshold must be deducted from common equity for regulatory capital purposes. The sale of this asset allows the Bank to remain below the maximum 10% regulatory capital limitation with the expectation that continued MSAs will be generated from future loan sales.

Liabilities. Total liabilities increased $92.9 million, or 12.4%, to $839.8 million at June 30, 2017, from $746.9 million at December 31, 2016, due primarily to an increase in deposits. Deposits increased $73.1 million, or 10.3%, to $785.7 million at June 30, 2017, from $712.6 million at December 31, 2016. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $39.7 million, or 18.1%, to $258.8 million at June 30, 2017, from $219.0 million at December 31, 2016. Money market and savings accounts increased $37.7 million, or 12.7%, to $335.6 million at June 30, 2017, from $297.8 million at December 31, 2016, partially due to the establishment of a new wholesale money market relationship this quarter that added $20.0 million in money market accounts. Time deposits decreased $4.4 million, or 2.2%, to $191.4 million at June 30, 2017, from $195.7 million at December 31, 2016. Non-retail certificates of deposit which includes brokered certificates of deposit, online certificates of deposit, and public funds decreased $5.5 million, or 9.1%, to $54.7 million at June 30, 2017, compared to $60.2 million at December 31, 2016. Approximately $149.4 million of the acquired deposits from the Branch Purchase remain at 1st Security Bank at June 30, 2017. These branch locations have attracted new deposits with an aggregated total of $209.3 million, including public funds at June 30, 2017. Management remains focused on growth in lower cost relationship-based deposits.

Borrowings increased $18.0 million, or 142.1%, to $30.7 million at June 30, 2017, from $12.7 million at December 31, 2016, as the Company’s usage of Federal Home Loan Bank Fed Funds and advances was increased, primarily to partially fund strong loan demand in the second quarter.

Stockholders’ Equity. Total stockholders’ equity increased $7.8 million, or 9.6% to $88.8 million at June 30, 2017, from $81.0 million at December 31, 2016. The increase in stockholders’ equity during the six months ended June 30, 2017, was primarily related to net income of $7.0 million, and a $449,000 reduction in other comprehensive loss, net of tax to $87,000 at June 30, 2017, from $536,000 at December 31, 2016, representing a lower level of unrealized losses in our investment portfolio. Book value per common share was $30.40 at June 30, 2017, compared to $28.32 at December 31, 2016.

We have common shares outstanding of 2,921,681 were calculated using shares outstanding of 3,075,168 at June 30, 2017, less 36,842 unvested restricted stock shares, and 116,645 unallocated ESOP shares. Common shares of 2,861,135 were calculated using shares outstanding at December 31, 2016 of 3,059,503, less 68,763 unvested restricted stock shares, and 129,605 unallocated ESOP shares.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

General. Net income for the three months ended June 30, 2017, increased $1.5 million, or 53.8%, to $4.4 million, from $2.8 million for the three months ended June 30, 2016. The increase in net income was primarily a result of a $2.5 million, or 33.0% increase in net interest income, after provision for loan losses, and a $401,000, or 6.1% increase in noninterest income, partially offset by a $1.3 million, or 13.9% increase in noninterest expense.

Net income for the six months ended June 30, 2017, increased $2.5 million, or 54.6%, to $7.0 million, from $4.5 million for the six months ended June 30, 2016. The increase in net income was primarily a result of a $4.2 million, or 28.7% increase in net interest income, after provision for loan losses, and a $1.5 million, or 13.8% increase in noninterest income, partially offset by a $2.8 million, or 15.1% increase in noninterest expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three and six months ended June 30, 2017 and 2016:

Average Balances	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Assets	2017	2016	2017	2016
Loans receivable, net (1)	$720,569	$596,425	$685,524	$578,281
Securities available-for-sale, at fair value	97,289	90,932	95,711	78,481
Interest-bearing deposits and certificates of deposit at other financial institutions	40,930	61,949	47,760	93,694
FHLB stock, at cost	4,019	1,407	3,467	2,027
Total interest-earning assets	862,807	750,713	832,462	752,483
Noninterest-earning assets (2)	39,676	36,112	38,331	30,949
Total assets	$902,483	$786,825	$870,793	$783,432
Liabilities and stockholders’ equity
Interest-bearing accounts	$598,001	$520,423	$583,442	$510,325
Borrowings	36,754	14,840	24,752	32,917
Subordinated note	9,832	9,811	9,829	9,809
Total interest-bearing liabilities	644,587	545,074	618,023	553,051
Noninterest-bearing accounts	159,989	155,124	157,303	145,137
Other noninterest-bearing liabilities	13,112	11,982	12,553	10,804
Stockholders’ equity	84,795	74,645	82,914	74,440
Total liabilities and stockholders’ equity	$902,483	$786,825	$870,793	$783,432
(1) Includes loans held for sale
(2) Includes BOLI, goodwill, and CDI

Net Interest Income. Net interest income increased $1.9 million, or 23.2%, to $10.0 million for the three months ended June 30, 2017, from $8.1 million for the three months ended June 30, 2016. The increase in net interest income was primarily attributable to a $1.9 million, or 23.1% increase in loans receivable interest income, due to an increase in the average loans receivable balance.

Net interest income increased $3.0 million, or 19.0%, to $18.9 million for the six months ended June 30, 2017, from $15.9 million for the six months ended June 30, 2016. The increase in net interest income was primarily attributable to a $3.0 million, or 17.9% increase in loans receivable interest income, due to an increase in the average loans receivable balance.

The net interest margin (“NIM”) increased 29 basis points to 4.63% for the three months ended June 30, 2017, from 4.34% for the three months ended June 30, 2016, and increased 33 basis points to 4.59% for the six months ended June 30, 2017, from 4.26% for the six months ended June 30, 2016. The increased NIM reflects growth in higher yielding loans, compared to short term investments and cash. Management remains focused on matching deposit duration with the duration of earning assets where appropriate.

Interest Income. Interest income for the three months ended June 30, 2017, increased $2.0 million, or 22.5%, to $11.1 million, from $9.1 million for the three months ended June 30, 2016. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $720.6 million for the three months ended June 30, 2017, compared to $596.4 million for the three months ended June 30, 2016. The average yield on interest-earning assets increased 30 basis points to 5.18% for the three months ended June 30, 2017, compared to 4.88% for the three months ended June 30, 2016. The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the growth in the loan portfolio and the proportionally larger level of the average interest-earning asset mix.

Interest income for the six months ended June 30, 2017, increased $3.2 million, or 17.7%, to $21.2 million, from $18.0 million for the six months ended June 30, 2016. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $685.5 million for the six months ended June 30, 2017, compared to $578.3 million for the six months ended June 30, 2016. The average yield on interest-earning assets increased 31 basis points to 5.13% for the six months ended June 30, 2017, compared to 4.82% for the six months ended June 30, 2016. The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the growth in the loan portfolio and the proportionally larger level of the average interest-earning asset mix.

Interest Expense. Interest expense increased $175,000, or 17.6%, to $1.2 million for the three months ended June 30, 2017, from $996,000 for the same period of the prior year. The average cost of funds increased 16 basis points to 0.73% for the three months ended June 30, 2017, compared to 0.57% for the three months ended June 30, 2016 due in part to repricing on certificates of deposit and the increased utilization of FHLB borrowings to support loan growth. The average cost of deposits increased one basis point to 0.47% for the three months ended June 30, 2017, compared to 0.46% for the three months ended June 30, 2016, reflecting rising interest rates over the last year.

Interest expense increased $158,000, or 7.6%, to $2.2 million for the six months ended June 30, 2017, from $2.1 million for the same period of the prior year. The average cost of funds increased 13 basis points to 0.73% for the six months ended June 30, 2017, compared to 0.60% for the six months ended June 30, 2016. The average cost of deposits decreased two basis points to 0.47% for the six months ended June 30, 2017, compared to 0.49% for the six months ended June 30, 2016, reflecting a decline in the percentage of higher cost certificates of deposit to total deposits over the last year. Management remains focused on matching deposit duration with the duration of earning assets where appropriate.

Provision for Loan Losses.  Management reviewed the historical loss activity over the past 16 quarters and determined the lower level of unallocated provisions is supported at current levels. For the three months and six months ended June 30, 2017, no provision for loan losses was recorded, compared to $600,000 and $1.2 million for the three and six months ended June 30, 2016, respectively. The lack of a provision for loan losses for the three and six months ended June 30, 2017 was a result of the low level of charge-offs and the low level of delinquent, nonperforming and classified loans, as well as the increasing percentage of real estate loans and improving real estate values in our market areas. During the three months ended June 30, 2017, net charge-offs totaled $4,000 compared to net recoveries of $24,000 during the three months ended June 30, 2016. Net charge-offs totaled $68,000 during the six months ended June 30, 2017, compared to $34,000 during the six months ended June 30, 2016.

Noninterest Income. Noninterest income increased $401,000, or 6.1%, to $7.0 million for the three months ended June 30, 2017, from $6.6 million for the three months ended June 30, 2016. The increase during the period was primarily due to a $958,000 increase in gain on sale of the MSA, a $237,000 increase in gain on sale of investment securities, a $110,000 increase in service charges and fee income, and a $72,000, or 46.2% increase in other noninterest income, primarily offset by a $977,000 decrease in gain on sale of loans, primarily due to an overall reduction of gain on sale margins to remain competitive in the local housing purchase market.

Noninterest income increased $1.5 million, or 13.8%, to $12.4 million for the six months ended June 30, 2017, from $10.9 million for the six months ended June 30, 2016. The increase during the period was primarily due to a $958,000 increase in gain on sale of the MSA, a $274,000 increase in service charges and fee income, and a $237,000 increase in gain on sale of investment securities.

Noninterest Expense. Noninterest expense increased $1.3 million, or 13.9%, to $10.9 million for the three months ended June 30, 2017, from $9.6 million for the three months ended June 30, 2016. The increase in noninterest expense was primarily a result of a $1.6 million, or 29.1% increase in salaries and benefits, which included $799,000 in incentives and commissions for the loan production staff associated with continued strong loan production and Company growth, partially offset by a $214,000, or 99.5% decrease in impairment of mortgage servicing rights, and a $122,000 decrease in professional and board fees.

Noninterest expense increased $2.8 million, or 15.1%, to $21.3 million for the six months ended June 30, 2017, from $18.5 million for the six months ended June 30, 2016. The increase in noninterest expense was primarily a result of a $2.8 million, or 27.5% increase in salaries and benefits, which included $894,000 in incentives and commissions for the loan production staff, a $178,000 increase in loan costs, a $158,000 increase in operations costs, a $121,000 increase in data processing, and a $111,000 increase in occupancy expense, partially offset by a $389,000, or 100.0% decrease in acquisition costs, and a $213,000, or 99.5% decrease in impairment of mortgage servicing rights.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 64.7% for the three months ended June 30, 2017, compared to 65.6% for the three months ended June 30, 2016, and 68.1% for the six months ended June 30, 2017, compared to 69.2% for the six months ended June 30, 2016, representing a greater increase in noninterest income and net interest income as compared to a smaller increase in noninterest expense.

Provision for Income Tax. For the six months ended June 30, 2017, the Company recorded a provision for income tax expense of $3.0 million on pre-tax income as compared to $2.6 million for the six months ended June 30, 2016. The early adoption of Accounting Standards Update 2016 - 09, Stock Compensation, in the fourth quarter of 2016, requiring the excess tax benefits on option exercises and restricted stock vesting to be recognized in earnings prospectively, provided a tax expense reduction of $489,000 during the second quarter of 2017, which reduced the effective tax rate for the six months ended June 30, 2017 to 30.5%, compared to 36.4% for the six months ended June 30, 2016.

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

At June 30, 2017, the Bank’s total borrowing capacity was $217.2 million with the FHLB of Des Moines, with unused borrowing capacity of $185.5 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At June 30, 2017, the Bank held approximately $280.5 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $91.5 million, and a combined credit limit of $40.0 million in written Fed Funds lines of credit through correspondent banking relationships at June 30, 2017. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At June 30, 2017, the Bank held approximately $183.7 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At June 30, 2017, $30.7 million in FHLB advances and FHLB Fed Funds were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the Fed Funds lines of credit. The Bank’s Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of Bank deposits or $157.9 million at June 30, 2017. Total brokered deposits at June 30, 2017 were $64.7 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At June 30, 2017, the approved outstanding loan commitments, including unused lines of credit amounted to $344.7 million, including undisbursed construction and development loans in process totaling $74.7 million. Certificates of deposit scheduled to mature in three months or less at June 30, 2017, totaled $11.6 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2017, FS Bancorp, Inc. had $3.7 million in cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at June 30, 2017, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2017, the Bank was considered to be well capitalized. At June 30, 2017, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 10.1%, 12.0%, 13.2%, and 12.0%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 14 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at June 30, 2017, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) at June 30, 2017 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect at June 30, 2017 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes common stock repurchases during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1, 2017 - April 30, 2017	—	$—	n/a	—
May 1, 2017 - May 31, 2017	6,198	44.46	n/a	—
June 1, 2017 - June 30, 2017	—	—	n/a	—
Total for the quarter	6,198	$44.46	n/a	—
The 6,198 shares were surrendered by participants included in the 2013 Equity Incentive Plan in satisfaction of payment for withholding taxes for vesting of restricted stock shares.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: August 9, 2017	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: August 9, 2017	By:	/s/Matthew D. Mullet
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.