Form 10-Q
period 2017-09-30
FS Bancorp, Inc.
filed 2017-11-13
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017              OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:   001‑35589

FS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington	45‑4585178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6920 220th Street SW, Mountlake Terrace, Washington  98043

(Address of principal executive offices; Zip Code)

(425) 771‑5299

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]          No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]          No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Emerging growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes [   ]          No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 3, 2017, there were 3,674,902 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10‑Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp, Inc.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$3,299	$3,590
Interest-bearing deposits at other financial institutions	27,996	32,866
Total cash and cash equivalents	31,295	36,456
Certificates of deposit at other financial institutions	18,108	15,248
Securities available-for-sale, at fair value	78,103	81,875
Loans held for sale, at fair value	65,055	52,553
Loans receivable, net	753,854	593,317
Accrued interest receivable	3,217	2,524
Premises and equipment, net	15,463	16,012
Federal Home Loan Bank (“FHLB”) stock, at cost	3,047	2,719
Bank owned life insurance (“BOLI”), net	10,262	10,054
Servicing rights, held at the lower of cost or fair value	5,811	8,459
Goodwill	2,312	2,312
Core deposit intangible, net	1,417	1,717
Other assets	5,947	4,680
TOTAL ASSETS	$993,891	$827,926
LIABILITIES
Deposits:
Noninterest-bearing accounts	$166,964	$152,913
Interest-bearing accounts	673,614	559,680
Total deposits	840,578	712,593
Borrowings	10,270	12,670
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(160)	(175)
Total subordinated note less unamortized debt issuance costs	9,840	9,825
Other liabilities	14,964	11,805
Total liabilities	875,652	746,893
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,674,902 and 3,059,503 shares issued and outstanding at September 30, 2017, and December 31, 2016, respectively	37	31
Additional paid-in capital	54,463	27,334
Retained earnings	65,049	55,584
Accumulated other comprehensive loss, net of tax	(128)	(536)
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(1,182)	(1,380)
Total stockholders’ equity	118,239	81,033
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$993,891	$827,926

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans receivable, including fees	$11,715	$9,241	$31,488	$26,014
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	637	538	2,034	1,751
Total interest and dividend income	12,352	9,779	33,522	27,765
INTEREST EXPENSE
Deposits	1,045	808	2,793	2,411
Borrowings	114	50	259	177
Subordinated note	171	171	508	512
Total interest expense	1,330	1,029	3,560	3,100
NET INTEREST INCOME	11,022	8,750	29,962	24,665
PROVISION FOR LOAN LOSSES	450	600	450	1,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,572	8,150	29,512	22,865
NONINTEREST INCOME
Service charges and fee income	879	899	2,743	2,489
Gain on sale of loans	5,025	5,922	13,840	14,722
Gain on sale of investment securities	143	146	380	146
Gain on sale of mortgage servicing rights (“MSR”)	38	—	996	—
Earnings on cash surrender value of BOLI	68	71	208	211
Other noninterest income	274	210	637	557
Total noninterest income	6,427	7,248	18,804	18,125
NONINTEREST EXPENSE
Salaries and benefits	7,140	6,287	20,174	16,510
Operations	1,577	1,450	4,506	4,221
Occupancy	650	597	1,939	1,775
Data processing	651	537	1,811	1,576
Gain on sale of other real estate owned (“OREO”)	—	—	—	(150)
Loan costs	726	715	1,977	1,789
Professional and board fees	378	502	1,261	1,490
Federal Deposit Insurance Corporation (“FDIC”) insurance	175	98	428	306
Marketing and advertising	192	202	512	553
Acquisition costs	—	—	—	389
Amortization of core deposit intangible	100	140	300	382
(Recovery) impairment on servicing rights	—	(216)	1	(2)
Total noninterest expense	11,589	10,312	32,909	28,839
INCOME BEFORE PROVISION FOR INCOME TAXES	5,410	5,086	15,407	12,151
PROVISION FOR INCOME TAXES	1,956	1,629	5,001	4,198
NET INCOME	$3,454	$3,457	$10,406	$7,953
Basic earnings per share	$1.13	$1.21	$3.53	$2.74
Diluted earnings per share	$1.07	$1.18	$3.31	$2.66

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)  (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$3,454	$3,457	$10,406	$7,953
Other comprehensive income, before tax:
Securities available-for-sale:
Unrealized holding gain during period	80	29	1,012	1,224
Income tax provision related to unrealized holding gain	(28)	(8)	(357)	(433)
Reclassification adjustment for realized gain included in net income	(143)	(146)	(380)	(146)
Income tax provision related to reclassification for realized gain	50	50	133	50
Other comprehensive (loss) income, net of tax	(41)	(75)	408	695
COMPREHENSIVE INCOME	$3,413	$3,382	$10,814	$8,648

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Income, Net of Tax	Shares	Equity
BALANCE, January 1, 2016	3,242,120	$32	$30,692	$46,175	$78	$(1,637)	$75,340
Net income	—	$—	—	7,953	—	—	$7,953
Dividends paid ($0.26 per share)	—	$—	—	(802)	—	—	$(802)
Share-based compensation	—	$—	588	—	—	—	$588
Restricted stock awards	4,500	$—	—	—	—	—	$—
Common stock repurchased	(198,167)	$(1)	(4,902)	—	—	—	$(4,903)
Stock options exercised	9,300	$—	157	—	—	—	$157
Other comprehensive income, net of tax	—	$—	—	—	695	—	$695
ESOP shares allocated	—	$—	331	—	—	198	$529
BALANCE, September 30, 2016	3,057,753	$31	$26,866	$53,326	$773	$(1,439)	$79,557

BALANCE, January 1, 2017	3,059,503	$31	$27,334	$55,584	$(536)	$(1,380)	$81,033
Net income	—	$—	—	10,406	—	—	$10,406
Dividends paid ($0.31 per share)	—	$—	—	(941)	—	—	$(941)
Proceeds from public offering, net of expenses	587,234	$6	25,612	—	—	—	$25,618
Share-based compensation	—	$—	496	—	—	—	$496
Common stock repurchased	(6,198)	$—	(275)	—	—	—	$(275)
Stock options exercised	34,363	$—	580	—	—	—	$580
Other comprehensive income, net of tax	—	$—	—	—	408	—	$408
ESOP shares allocated	—	$—	716	—	—	198	$914
BALANCE, September 30, 2017	3,674,902	$37	$54,463	$65,049	$(128)	$(1,182)	$118,239

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,406	$7,953
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	450	1,800
Depreciation, amortization and accretion	2,577	3,779
Compensation expense related to stock options and restricted stock awards	496	588
ESOP compensation expense for allocated shares	914	529
Increase in cash surrender value of BOLI	(208)	(211)
Gain on sale of loans held for sale	(13,840)	(14,722)
Gain on sale of investment securities	(380)	(146)
Gain on sale of OREO	—	(150)
Gain on sale of MSR	(996)	—
Origination of loans held for sale	(520,358)	(584,073)
Proceeds from sale of loans held for sale	520,091	564,218
Impairment (recovery) of servicing rights	1	(2)
Changes in operating assets and liabilities
Accrued interest receivable	(693)	(450)
Other assets	(79)	(7,481)
Other liabilities	2,668	5,063
Net cash from (used by) operating activities	1,049	(23,305)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	39,103	13,577
Maturities, prepayments, sales, and calls	6,531	9,039
Purchases	(41,320)	(47,432)
Maturities of certificates of deposit at other financial institutions	1,240	292
Purchase of certificates of deposit at other financial institutions	(4,102)	(1,882)
Loan originations and principal collections, net	(129,763)	(93,871)
Purchase of portfolio loans	(32,342)	—
Proceeds from sale of other real estate owned, net	—	682
Purchase of premises and equipment, net	(623)	(2,287)
FHLB stock, net	(328)	2,547
Proceeds from sale of MSR	4,827	—
Net cash received from acquisition	—	180,356
Net cash (used by) from investing activities	(156,777)	61,021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	127,985	37,630
Borrowings, net	(2,400)	(77,740)
Dividends paid	(941)	(802)
Proceeds from stock options exercised	580	157
Common stock repurchased	(275)	(4,903)
Proceeds from issuance of common stock	25,618	—
Net cash from (used by) financing activities	150,567	(45,658)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,161)	(7,942)
CASH AND CASH EQUIVALENTS, beginning of period	36,456	24,455
CASH AND CASH EQUIVALENTS, end of period	$31,295	$16,513

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,528	$2,931
Income taxes	$5,800	$4,420
Assets acquired in acquisition of branches (Note 2)	$—	$181,575
Liabilities assumed in acquisition of branches (Note 2)	$—	$186,393
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$631	$1,079
Transfer portfolio loans to loans held for sale	$1,886	$—
Property received in settlement of loans	$—	$525
Retention of gross mortgage servicing rights from loan sales	$3,569	$2,927

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

Financial Statement Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10‑K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2016, as filed with the SEC on March 16, 2017. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments,  and the valuation of servicing rights.

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

Segment Reporting - The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See Note 15 - Business Segments.

Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2017, for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014‑09. In March 2016, the FASB issued ASU 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amended the principal versus agent implementation guidance set for in ASU 2014‑09. Among other things, ASU 2016‑08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. The ASU is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank holding company, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The Company’s preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company’s consolidated financial statements as substantially all of the Company’s other revenues are also excluded from the scope of the new guidance. New accounting guidance related to the adoption of this standard continues to be released by the FASB, which could impact the Company’s preliminary analysis of materiality and may change the preliminary conclusions reached as to the application of this new guidance.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments - Overall (Subtopic 825‑10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require the exit price notion be used when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016‑01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

those fiscal years. Early adoption is permitted for certain provisions. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). ASU No. 2016‑02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016‑02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases, the adoption of ASU 2016‑02 is expected to increase the new lease asset and related lease liability on our Consolidated Balance Sheets by less than 5% and not to have a material impact on our regulatory capital ratios.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. Once adopted, we expect our allowance for loan losses to increase through a one‑time adjustment to retained earnings, however, until our evaluation is complete the magnitude of the increase will be unknown.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to address the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transition method to each period presented. Adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to simplify the subsequent measurement of goodwill and the amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual reporting periods beginning after December 31, 2019. Early adoption of the ASU is permitted. The Company expects this ASU to provide a simplified method of measuring goodwill impairment and does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017‑08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310‑20):  Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017‑08 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017‑09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017‑09 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.

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

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

	Acquired Book	Fair Value		Amount
January 22, 2016	Value	Adjustments		Recorded
Assets
Cash and cash equivalents	$180,356	$—		$180,356
Loans receivable	417	—		417
Premises and equipment, net	697	267	(1)	964
Accrued interest receivable	2	—		2
Core deposit intangible	—	2,239	(2)	2,239
Goodwill	—	2,312	(3)	2,312
Other assets	103	—		103
Total assets acquired	$181,575	$4,818		$186,393
Liabilities
Deposits:
Noninterest-bearing accounts	$79,966	$—		$79,966
Interest-bearing accounts	106,398	—		106,398
Total deposits	186,364	—		186,364
Accrued interest payable	7	—		7
Other liabilities	22	—		22
Total liabilities assumed	$186,393	$—		$186,393

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

Core deposit intangible

The core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $100,000 and $300,000 for the three and nine months ended September 30, 2017, and $140,000 and $382,000 for the same periods in 2016. Amortization expense for core deposit intangible is expected to be as follows at September 30, 2017:

Fourth Quarter 2017	$100
2018	307
2019	235
2020	181
2021	166
Thereafter	428
Total	$1,417

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at September 30, 2017 and December 31, 2016:

	September 30, 2017
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$6,086	$59	$(23)	$6,122
Corporate securities	7,123	29	(77)	7,075
Municipal bonds	11,342	213	(116)	11,439
Mortgage-backed securities	39,733	85	(344)	39,474
U.S. Small Business Administration securities	14,018	43	(68)	13,993
Total securities available-for-sale	$78,302	$429	$(628)	$78,103

	December 31, 2016
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$8,150	$12	$(94)	$8,068
Corporate securities	7,654	14	(168)	7,500
Municipal bonds	15,183	164	(83)	15,264
Mortgage-backed securities	45,856	52	(713)	45,195
U.S. Small Business Administration securities	5,862	27	(41)	5,848
Total securities available-for-sale	$82,705	$269	$(1,099)	$81,875

At September 30, 2017, the Bank had pledged nine securities held at the FHLB of Des Moines with a carrying value of $10.9 million to secure Washington State public deposits of $5.2 million with a $2.0 million collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at September 30, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$3,014	$(23)	$—	$—	$3,014	$(23)
Corporate securities	—	—	1,919	(77)	1,919	(77)
Municipal bonds	4,834	(116)	—	—	4,834	(116)
Mortgage-backed securities	22,266	(247)	4,773	(97)	27,039	(344)
U.S. Small Business Administration securities	9,425	(68)	—	—	9,425	(68)
Total	$39,539	$(454)	$6,692	$(174)	$46,231	$(628)

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$6,998	$(94)	$—	$—	$6,998	$(94)
Corporate securities	5,048	(106)	1,438	(62)	6,486	(168)
Municipal bonds	6,741	(83)	—	—	6,741	(83)
Mortgage-backed securities	39,373	(713)	—	—	39,373	(713)
U.S. Small Business Administration securities	2,963	(41)	—	—	2,963	(41)
Total	$61,123	$(1,037)	$1,438	$(62)	$62,561	$(1,099)

There were 28 investments with unrealized losses of less than one year, and five investments with unrealized losses of more than one year at September 30, 2017. There were 48 investments with unrealized losses of less than one year, and two investments with unrealized losses of more than one year at December 31, 2016. The unrealized losses associated with these investments are believed to be caused by changes in market interest rates that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. No other-than-temporary impairment was recorded for the nine months ended September 30, 2017, or for the year ended December 31, 2016.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturities of securities available-for-sale at September 30, 2017 and December 31, 2016 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency securities
Due after one year through five years	$—	$—	$4,000	$3,956
Due after five years through ten years	4,086	4,141	4,150	4,112
Due after ten years	2,000	1,981	—	—
Subtotal	6,086	6,122	8,150	8,068
Corporate securities
Due after one year through five years	5,127	5,156	5,659	5,625
Due after five years through ten years	1,996	1,919	1,995	1,875
Subtotal	7,123	7,075	7,654	7,500
Municipal bonds
Due in one year or less	—	—	509	513
Due after one year through five years	2,013	2,059	5,326	5,386
Due after five years through ten years	3,297	3,420	7,476	7,492
Due after ten years	6,032	5,960	1,872	1,873
Subtotal	11,342	11,439	15,183	15,264
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	22,287	22,187	23,522	23,197
Federal Home Loan Mortgage Corporation (“FHLMC”)	11,123	10,970	14,950	14,662
Government National Mortgage Association (“GNMA”)	6,323	6,317	7,384	7,336
Subtotal	39,733	39,474	45,856	45,195
U.S. Small Business Administration securities
Due after five years through ten years	12,069	12,051	5,862	5,848
Due after ten years	1,949	1,942	—	—
Subtotal	14,018	13,993	5,862	5,848
Total	$78,302	$78,103	$82,705	$81,875

The proceeds and resulting gains and losses, computed using specific identification, from sales of securities available-for-sale for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$9,115	$143	$-	$39,103	$413	$(33)

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$13,577	$149	$(3)	$13,577	$149	$(3)

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
REAL ESTATE LOANS
Commercial	$63,180	$55,871
Construction and development	129,407	94,462
Home equity	24,026	20,081
One-to-four-family (excludes loans held for sale)	170,187	124,009
Multi-family	43,408	37,527
Total real estate loans	430,208	331,950
CONSUMER LOANS
Indirect home improvement	124,387	107,759
Solar	40,082	36,503
Marine	35,173	28,549
Other consumer	2,032	1,915
Total consumer loans	201,674	174,726
COMMERCIAL BUSINESS LOANS
Commercial and industrial	83,221	65,841
Warehouse lending	50,468	32,898
Total commercial business loans	133,689	98,739
Total loans receivable, gross	765,571	605,415
Allowance for loan losses	(10,598)	(10,211)
Deferred costs, fees, premiums, and discounts, net	(1,119)	(1,887)
Total loans receivable, net	$753,854	$593,317

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

Construction and Development Lending. Loans originated by the Company for the construction of, and secured by, commercial real estate, one-to-four-family, and multi-family residences and tracts of land for development that are

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally not pre-sold. A portion of the one-to-four-family construction portfolio are custom construction loans to the intended occupant of the residence.

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

Consumer Loans

Indirect Home Improvement. Fixture secured loans for home improvement are originated by the Company through its network of home improvement contractors and dealers and are secured by the personal property installed in, on, or at the borrower’s real property, and may be perfected with a UCC‑2 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, and other home fixture installations.

Solar. Fixture secured loans for solar related home improvement projects are originated by the Company through its network of contractors and dealers, and are secured by the personal property installed in, on, or at the borrower’s real property, and which may be perfected with a UCC‑2 financing statement filed in the county of the borrower’s residence.

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

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and nine months ended September 30, 2017 and 2016:

	At or For the Three Months Ended September 30, 2017
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,144	$2,669	$2,453	$877	$10,143
Provision for loan losses	481	65	(130)	34	450
Charge-offs	(55)	(152)	(33)	—	(240)
Recoveries	35	208	2	—	245
Net (charge-offs) recoveries	(20)	56	(31)	—	5
Ending balance	$4,605	$2,790	$2,292	$911	$10,598
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	4,605	2,790	2,292	911	10,598
Ending balance	$4,605	$2,790	$2,292	$911	$10,598
LOANS RECEIVABLE
Loans individually evaluated for impairment	$210	$—	$551	$—	$761
Loans collectively evaluated for impairment	429,998	201,674	133,138	—	764,810
Ending balance	$430,208	$201,674	$133,689	$—	$765,571

	At or For the Nine Months Ended September 30, 2017
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$3,547	$2,082	$2,675	$1,907	$10,211
Provision for loan losses	1,077	726	(357)	(996)	450
Charge-offs	(55)	(536)	(33)	—	(624)
Recoveries	36	518	7	—	561
Net charge-offs	(19)	(18)	(26)	—	(63)
Ending balance	$4,605	$2,790	$2,292	$911	$10,598
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	4,605	2,790	2,292	911	10,598
Ending balance	$4,605	$2,790	$2,292	$911	$10,598
LOANS RECEIVABLE
Loans individually evaluated for impairment	$210	$—	$551	$—	$761
Loans collectively evaluated for impairment	429,998	201,674	133,138	—	764,810
Ending balance	$430,208	$201,674	$133,689	$—	$765,571

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Three Months Ended September 30, 2016
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$3,477	$2,039	$1,823	$1,612	$8,951
Provision for loan losses	242	1	252	105	600
Charge-offs	(65)	(232)	—	—	(297)
Recoveries	64	262	6	—	332
Net (charge-offs) recoveries	(1)	30	6	—	35
Ending balance	$3,718	$2,070	$2,081	$1,717	$9,586
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,718	2,070	2,081	1,717	9,586
Ending balance	$3,718	$2,070	$2,081	$1,717	$9,586
LOANS RECEIVABLE
Loans individually evaluated for impairment	$209	$—	$—	$—	$209
Loans collectively evaluated for impairment	316,309	170,576	117,124	—	604,009
Ending balance	$316,518	$170,576	$117,124	$—	$604,218

	At or For the Nine Months Ended September 30, 2016
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$2,874	$1,681	$1,396	$1,834	$7,785
Provision for loan losses	794	519	604	(117)	1,800
Charge-offs	(65)	(801)	—	—	(866)
Recoveries	115	671	81	—	867
Net recoveries (charge-offs)	50	(130)	81	—	1
Ending balance	$3,718	$2,070	$2,081	$1,717	$9,586
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,718	2,070	2,081	1,717	9,586
Ending balance	$3,718	$2,070	$2,081	$1,717	$9,586
LOANS RECEIVABLE
Loans individually evaluated for impairment	$209	$—	$—	$—	$209
Loans collectively evaluated for impairment	316,309	170,576	117,124	—	604,009
Ending balance	$316,518	$170,576	$117,124	$—	$604,218

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

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at September 30, 2017 and December 31, 2016:

	September 30, 2017
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$63,180	$63,180	$—
Construction and development	—	—	—	—	129,407	129,407	—
Home equity	111	16	138	265	23,761	24,026	154
One-to-four-family	—	—	—	—	170,187	170,187	142
Multi-family	—	—	—	—	43,408	43,408	—
Total real estate loans	111	16	138	265	429,943	430,208	296
CONSUMER LOANS
Indirect home improvement	261	77	174	512	123,875	124,387	316
Solar	83	22	81	186	39,896	40,082	81
Marine	—	—	—	—	35,173	35,173	9
Other consumer	7	—	1	8	2,024	2,032	11
Total consumer loans	351	99	256	706	200,968	201,674	417
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	83,221	83,221	551
Warehouse lending	—	—	—	—	50,468	50,468	—
Total commercial business loans	—	—	—	—	133,689	133,689	551
Total loans	$462	$115	$394	$971	$764,600	$765,571	$1,264

	December 31, 2016
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$55,871	$55,871	$—
Construction and development	—	—	—	—	94,462	94,462	—
Home equity	34	—	210	244	19,837	20,081	210
One-to-four-family	—	—	—	—	124,009	124,009	—
Multi-family	—	—	—	—	37,527	37,527	—
Total real estate loans	34	—	210	244	331,706	331,950	210
CONSUMER LOANS
Indirect home improvement	268	278	167	713	107,046	107,759	435
Solar	92	—	69	161	36,342	36,503	69
Marine	8	—	—	8	28,541	28,549	—
Other consumer	3	2	4	9	1,906	1,915	7
Total consumer loans	371	280	240	891	173,835	174,726	511
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	65,841	65,841	—
Warehouse lending	—	—	—	—	32,898	32,898	—
Total commercial business loans	—	—	—	—	98,739	98,739	—
Total loans	$405	$280	$450	$1,135	$604,280	$605,415	$721

There were no loans 90 days or more past due and still accruing interest at September 30, 2017 and December 31, 2016.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Unpaid
	Principal	Write-	Recorded	Related
	Balance	downs	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$154	$—	$154	$—
One-to-four-family	68	(12)	56	—
Total real estate loans	222	(12)	210	—
WITH AN ALLOWANCE RECORDED
Commercial business loans	551	—	551	88
Total	$773	$(12)	$761	$88

	December 31, 2016
	Unpaid
	Principal	Write-	Recorded	Related
	Balance	downs	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$137	$—	$137	$—
One-to-four-family	69	(12)	57	—
Total	$206	$(12)	$194	$—

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$201	$—	$152	$—
One-to-four-family	56	1	58	1
Total real estate loans	257	1	210	1
WITH AN ALLOWANCE RECORDED
Commercial business loans	551	23	—	—
Total	$808	$24	$210	$1

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$220	$—	$154	$2
One-to-four-family	56	3	58	2
Total real estate loans	276	3	212	4
WITH AN ALLOWANCE RECORDED
Commercial business loans	551	23	—	—
Total	$827	$26	$212	$4

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

A description of the 10 risk grades is as follows:

•Grades 1 and 2 - These grades include loans to very high quality borrowers with excellent or desirable business credit.

•Grade 3 - This grade includes loans to borrowers of good business credit with moderate risk.

•Grades 4 and 5 - These grades include “Pass” grade loans to borrowers of average credit quality and risk.

•Grade 6 - This grade includes loans on management’s “Watch” list and is intended to be utilized on a temporary basis for “Pass” grade borrowers where frequent and thorough monitoring is required due to credit weaknesses and where significant risk-modifying action is anticipated in the near term.

•Grade 7 - This grade is for “Other Assets Especially Mentioned” (“OAEM”) in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

•Grade 8 - This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.

•Grade 9 - This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.

•Grade 10 - This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the FDIC’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement,

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize risk rated loan balances by category at September 30, 2017 and December 31, 2016:

	September 30, 2017
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$56,533	$5,072	$1,575	$—	$—	$—	$63,180
Construction and development	129,407	—	—	—	—	—	129,407
Home equity	23,872	—	—	154	—	—	24,026
One-to-four-family	169,352	—	693	142	—	—	170,187
Multi-family	43,408	—	—	—	—	—	43,408
Total real estate loans	422,572	5,072	2,268	296	—	—	430,208
CONSUMER LOANS
Indirect home improvement	124,071	—	—	316	—	—	124,387
Solar	40,001	—	—	81	—	—	40,082
Marine	35,164	—	—	9	—	—	35,173
Other consumer	1,961	—	—	71	—	—	2,032
Total consumer loans	201,197	—	—	477	—	—	201,674
COMMERCIAL BUSINESS LOANS
Commercial and industrial	76,302	306	828	5,785	—	—	83,221
Warehouse lending	44,969	5,499	—	—	—	—	50,468
Total commercial business loans	121,271	5,805	828	5,785	—	—	133,689
Total loans	$745,040	$10,877	$3,096	$6,558	$—	$—	$765,571

(1)

At September 30, 2017, the Company had agreed to sell a substandard shared/syndicated national credit at a slight discount to market.  The $1.9 million loan was excluded from the substandard totals listed above as the loan was classified as held for sale at September 30, 2017.  The transaction settled in October 2017 at the September 30, 2017 fair value.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$53,234	$2,637	$—	$—	$—	$—	$55,871
Construction and development	94,462	—	—	—	—	—	94,462
Home equity	19,871	—	—	210	—	—	20,081
One-to-four-family	124,009	—	—	—	—	—	124,009
Multi-family	37,527	—	—	—	—	—	37,527
Total real estate loans	329,103	2,637	—	210	—	—	331,950
CONSUMER LOANS
Indirect home improvement	107,324	—	—	435	—	—	107,759
Solar	36,434	—	—	69	—	—	36,503
Marine	28,549	—	—	—	—	—	28,549
Other consumer	1,813	—	—	102	—	—	1,915
Total consumer loans	174,120	—	—	606	—	—	174,726
COMMERCIAL BUSINESS LOANS
Commercial and industrial	58,105	525	—	7,211	—	—	65,841
Warehouse lending	32,898	—	—	—	—	—	32,898
Total commercial business loans	91,003	525	—	7,211	—	—	98,739
Total loans	$594,226	$3,162	$—	$8,027	$—	$—	$605,415

Troubled Debt Restructured Loans

Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The Company had one TDR loan on accrual and included in impaired loans at both September 30, 2017 and December 31, 2016, with a balance of $56,000 and $57,000, respectively, which was a one-to-four-family loan. The Company had no commitments to lend additional funds on this TDR loan at September 30, 2017.

For the three and nine months ended September 30, 2017 and 2016, there were no TDR loans that were modified in the previous 12 months that subsequently defaulted in the reporting period.

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $662.0 million and $977.1 million at September 30, 2017 and December 31, 2016, respectively, and are carried at the lower of cost or market.

During the quarter ended June 30, 2017, the Company sold a portion of its mortgage servicing rights (“MSR”) with a book value of $4.8 million, generating an associated gain of $958,000. During the third quarter of 2017, a $38,000 adjustment was made to mortgage servicing rights resulting in a revised gain of $996,000 due to better than expected prepayments.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize servicing rights activity and the respective book value at or for the three and nine months ended September 30, 2017 and 2016:

	At or For the Three Months Ended
	September 30,
	2017	2016
Beginning balance	$4,899	$6,751
Additions	1,326	1,095
Servicing rights amortized	(414)	(408)
Recovery on servicing rights	—	216
Ending balance	$5,811	$7,654

	At or For the Nine Months Ended
	September 30,
	2017	2016
Beginning balance	$8,459	$5,811
Additions	3,569	2,927
Sales	(4,751)	—
Servicing rights amortized	(1,465)	(1,086)
(Impairment) recovery on servicing rights	(1)	2
Ending balance	$5,811	$7,654

The fair market value of the permanent servicing rights’ assets was $7.3 million and $11.7 million at September 30, 2017 and December 31, 2016, respectively. Fair value adjustments to servicing rights are mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of MSR at the dates indicated:

	At September 30,
	2017	2016
Key assumptions:
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	11.3%	16.4%
Weighted average life in years	6.8	5.2

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key economic assumptions and the sensitivity of the current fair value for single family MSR to immediate adverse changes in those assumptions at September 30, 2017 and December 31, 2016 were as follows:

		September 30, 2017	December 31, 2016
Aggregate portfolio principal balance		$658,599	$973,139
Weighted average rate of note		4.0%	3.9%

At September 30, 2017	Base	0.5%Adverse Rate Change	1.0%Adverse Rate Change
Conditional prepayment rate	11.3%	18.2%	25.4%
Fair value MSR	$7,283	$5,764	$4,682
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$7,283	$7,139	$7,000
Percentage of MSR	1.1%	1.1%	1.1%

At December 31, 2016	Base	0.5%Adverse Rate Change	1.0%Adverse Rate Change
Conditional prepayment rate	8.8%	12.8%	20.2%
Fair value MSR	$11,735	$9,991	$7,808
Percentage of MSR	1.2%	1.0%	0.8%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$11,735	$11,480	$11,235
Percentage of MSR	1.2%	1.2%	1.2%

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

The Company recorded $430,000 and $534,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage and commercial loans for the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively. The income, net of amortization, is reported in noninterest income on the Consolidated Statements of Income.

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

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the fair value of the derivatives reported in noninterest income. The Company recognizes all derivative instruments as either other assets or other liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	September 30, 2017
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$59,741	$1,131	$—
Mandatory and best effort forward commitments with investors	33,491	4	—
Forward TBA mortgage-backed securities	77,000	104	—
TBA mortgage-backed securities forward sales paired off with investors	32,500	—	140

	December 31, 2016
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$33,289	$818	$—
Mandatory and best effort forward commitments with investors	23,536	177	—
Forward TBA mortgage-backed securities	53,000	495	—
TBA mortgage-backed securities forward sales paired off with investors	44,000	747	—

The fair value of derivatives was impacted during the third quarter of 2017 by an increase in notional asset value partially offset by a decrease in the fair value on the derivative asset, specifically loan locks and loan commitments.

At September 30, 2017 and 2016, the Company had $77.0 million and $99.5 million of TBA trades with counterparties that required margin collateral of $485,000 and $872,000, respectively.  This collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $374,000 and $697,000 for the three months ended September 30, 2017 and 2016, respectively, and net (loss) gain of ($7,000) and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 7 - OTHER REAL ESTATE OWNED

There was no OREO activity for the three months ended September 30, 2017 and 2016. The following table presents the activity related to OREO at or for the nine months ended September 30, 2017 and 2016:

	At or For the Nine Months Ended
	September 30,
	2017	2016

Beginning balance	$—	$—
Net loans transferred to OREO	—	525
Capitalized costs	—	7
Gross proceeds from sale of OREO	—	(682)
Gain on sale of OREO	—	150
Ending balance	$—	$—

There were no OREO properties at September 30, 2017 and September 30, 2016. For the three and nine months ended September 30, 2017, and for the three months ended September 30, 2016, the Company recorded no net gain or loss on the disposal of OREO.  For the nine months ended September 30, 2016, the Company recorded a $150,000 net gain on the

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disposal of OREO. There were no holding costs associated with OREO for the three and nine months ended September 30, 2017 and 2016.

There were no mortgage loan properties in the process of foreclosure at September 30, 2017. At December 31, 2016, there was a $43,000 mortgage loan collateralized by residential real estate property in the process of foreclosure.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017(1)	2016(1)
Noninterest-bearing checking	$156,017	$143,236
Interest-bearing checking	115,775	66,119
Savings	72,974	54,995
Money market(4)	236,036	242,849
Certificates of deposit less than $100,000(2)	143,169	93,791
Certificates of deposit of $100,000 through $250,000	73,733	74,832
Certificates of deposit of $250,000 and over(3)	31,927	27,094
Escrow accounts related to mortgages serviced	10,947	9,677
Total	$840,578	$712,593

(1)	Includes $138.2 million of deposits acquired in the Branch Purchase at September 30, 2017 and $162.2 million at December 31, 2016.
(2)	Includes $92.2 million of brokered deposits at September 30, 2017 and $47.1 million at December 31, 2016.
(3)	Time deposits that meet or exceed the FDIC insurance limit.
(4)	Includes $10.0 million of brokered deposits at September 30, 2017 and none at December 31, 2016.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at September 30, 2017 and December 31, 2016 were $19.3 million and $10.7 million, respectively.

Scheduled maturities of time deposits at September 30, 2017 for future periods ending are as follows:

At September 30, 2017
Maturing in 2017	$81,162
Maturing in 2018	75,057
Maturing in 2019	45,868
Maturing in 2020	14,980
Maturing in 2021	15,816
Thereafter	15,946
Total	$248,829

Interest expense by deposit category for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest-bearing checking	$44	$7	$66	$20
Savings and money market	356	257	937	757
Certificates of deposit	645	544	1,790	1,634
Total	$1,045	$808	$2,793	$2,411

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments - The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the Consolidated Balance Sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following table provides a summary of the Company’s commitments at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Commercial	$108	$108
Construction and development	82,115	57,016
One-to-four-family (includes loans held for sale)	117,997	79,870
Home equity	31,258	26,129
Multi-family	418	426
Total real estate loans	231,896	163,549
CONSUMER LOANS	10,025	8,527
COMMERCIAL BUSINESS LOANS
Commercial and industrial	46,912	31,775
Warehouse lending	58,231	51,102
Total commercial business loans	105,143	82,877
Total commitments to extend credit	$347,064	$254,953

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $237,000 at September 30, 2017 and $179,000 at December 31, 2016. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through September 30, 2017, the total loans sold to the FHLB were $40.5 million with the FLA being $433,000 and the CE obligation at $1.1 million or 2.6% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $110,000, which is a part of the off-balance sheet holdback for loans sold.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at September 30, 2017 and December 31, 2016.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $1.0 million and $955,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2017 and December 31, 2016, which is included in other liabilities on the Consolidated Balance Sheets.

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

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6483 when all litigation pending as of the date of the IPO is concluded. However, at September 30, 2017, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at September 30, 2017 and December 31, 2016 was $105.24 per share and $77.73 per share, respectively.

Due to the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at September 30, 2017.

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

Mortgage and Nonmortgage Loans Held for Sale - The fair value of loans held for sale reflects the value of commitments with investors and/or the relative price as delivered into a TBA mortgage-backed security (Level 2).

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At September 30, 2017
U.S. agency securities	$—	$6,122	$—	$6,122
Corporate securities	—	7,075	—	7,075
Municipal bonds	—	11,439	—	11,439
Mortgage-backed securities	—	39,474	—	39,474
U.S. Small Business Administration securities	—	13,993	—	13,993
Total	$—	$78,103	$—	$78,103

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2016
U.S. agency securities	$—	$8,068	$—	$8,068
Corporate securities	—	7,500	—	7,500
Municipal bonds	—	15,264	—	15,264
Mortgage-backed securities	—	45,195	—	45,195
U.S. Small Business Administration securities	—	5,848	—	5,848
Total	$—	$81,875	$—	$81,875

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
September 30, 2017	$—	$65,055	$—	$65,055
December 31, 2016	$—	$52,553	$—	$52,553

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
September 30, 2017	$—	$—	$1,131	$1,131
December 31, 2016	$—	$—	$818	$818

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2017	$—	$104	$4	$108
December 31, 2016	$—	$495	$177	$672

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2017	$—	$(140)	$—	$(140)
December 31, 2016	$—	$747	$—	$747

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded at September 30, 2017 and December 31, 2016. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
September 30, 2017	$—	$—	$761	$761
December 31, 2016	$—	$—	$194	$194

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at September 30, 2017:

		Significant	Range	Weighted
Level 3 Fair Value Instrument	Valuation Technique	Unobservable Inputs	(Weighted Average)	Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	95.0%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	95.0%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 18.0%	11.6%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2017 and 2016:

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Three Months Ended September 30,	Balance	Issuances	Settlements	Balance	period
2017
Interest rate lock commitments with customers	$1,212	$3,891	$(3,972)	$1,131	$(81)
Individual forward sale commitments with investors	83	40	(119)	4	(79)
2016
Interest rate lock commitments with customers	$2,058	$5,763	$(5,971)	$1,850	$(208)
Individual forward sale commitments with investors	(3)	(60)	23	(40)	(37)

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Nine Months Ended September 30,	Balance	Issuances	Settlements	Balance	period
2017
Interest rate lock commitments with customers	$818	$11,440	$(11,127)	$1,131	$313
Individual forward sale commitments with investors	177	(49)	(124)	4	(173)
2016
Interest rate lock commitments with customers	$698	$14,039	$(12,887)	$1,850	$1,152
Individual forward sale commitments with investors	74	(267)	153	(40)	(114)

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

Off-Balance Sheet Instruments - The fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the customers. The majority of the Company’s off-balance sheet instruments consist of non-fee producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value. The fair value of loan lock commitments with customers and investors reflect an estimate of value based upon the interest rate lock date, the expected pull-through percentage for the commitment, and the interest rate at year end (Level 2 and 3).

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016:

	September 30,		December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$31,295	$31,295	$36,456	$36,456
Certificates of deposit at other financial institutions	18,108	18,108	15,248	15,248
Level 2 inputs:
Securities available-for-sale, at fair value	78,103	78,103	81,875	81,875
Loans held for sale, at fair value	65,055	65,055	52,553	52,553
FHLB stock, at cost	3,047	3,047	2,719	2,719
Accrued interest receivable	3,217	3,217	2,524	2,524
Individual forward sale commitments with investors	104	104	495	495
Paired off commitments with investors	—	—	747	747
Level 3 inputs:
Loans receivable, gross	765,571	779,284	605,415	670,183
Servicing rights, held at lower of cost or fair value	5,811	7,289	8,459	11,741
Fair value interest rate locks with customers	1,131	1,131	818	818
Individual forward sale commitments with investors	4	4	177	177
Financial Liabilities
Level 2 inputs:
Deposits	840,578	844,288	712,593	718,970
Borrowings	10,270	9,049	12,670	12,660
Subordinated note	9,840	9,805	9,825	9,805
Accrued interest payable	217	217	192	192
Paired off commitments with investors	140	140	—	—

NOTE 11 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank.  Employees of the Company and the Bank are eligible to participate in the ESOP if they have been credited with at least 1,000 hours of service during the employees’ first 12‑month period and based on anniversary date will be vested into the ESOP. After two years of working at least 1,000 hours in each of those two years, the employee will be 100% vested in the ESOP.

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

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at September 30, 2017 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended September 30, 2017 and 2016 was $360,000 and $204,000, respectively, and $914,000 and $529,000 for the nine months ended September 30, 2017 and 2016, respectively.

Shares held by the ESOP at September 30, 2017 and 2016 were as follows (shown as actual):

	Balances	Balances
	at September 30, 2017	at September 30, 2016
Allocated shares	126,589	102,359
Committed to be released shares	19,441	19,441
Unallocated shares	110,164	136,085
Total ESOP shares	256,194	257,885

Fair value of unallocated shares (in thousands)	$5,180	$3,703

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three end nine months ended September 30, 2017 and 2016:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator:	2017	2016	2017	2016
Net income (in thousands)	$3,454	$3,457	$10,406	$7,953
Denominator:
Basic weighted average common shares outstanding	3,051,744	2,851,147	2,949,092	2,901,572
Dilutive shares	187,584	87,292	192,685	84,102
Diluted weighted average common shares outstanding	3,239,328	2,938,439	3,141,777	2,985,674
Basic earnings per share	$1.13	$1.21	$3.53	$2.74
Diluted earnings per share	$1.07	$1.18	$3.31	$2.66

NOTE 13 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $138,000 and $496,000 for the three and nine months ended September 30, 2017, respectively, and $195,000 and $588,000 for the three and nine months ended September 30, 2016, respectively.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The Plan authorizes the grant of stock options totaling 324,013 shares to Company directors and employees in which 322,000 option share awards under the Plan were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of May 8, 2014, of $16.89 per share. These option share awards were granted as non-qualified stock options, having a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At September 30, 2017, 2,013 option share awards are available to be granted.

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

The following table presents a summary of the Company’s stock option plan awards during the nine months ended September 30, 2017 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2017	295,850	$16.89	7.36	$5,638,901
Granted	—	—	—	—
Less exercised	34,363	$16.89	—	$919,380
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2017	261,487	$16.89	6.61	$9,089,288

Expected to vest, assuming a 0.31% annual forfeiture rate	261,053	$16.89	6.61	$9,074,192

Exercisable at September 30, 2017	134,687	$16.89	6.61	$4,681,720

At September 30, 2017, there was $368,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

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

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s nonvested awards during the nine months ended September 30, 2017 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value	Weighted-Average
Nonvested Shares	Shares	Per Share	Grant-Date Fair Value
Nonvested at January 1, 2017	68,763	$17.49	$1,202,401
Granted	—	—	—
Less vested	31,921	$17.32	$552,810
Forfeited or expired	—	—	—
Nonvested at September 30, 2017	36,842	$17.63	$649,591

At September 30, 2017, there was $508,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. At September 30, 2017 and December 31, 2016, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at September 30 2017, that the Company and the Bank met all capital adequacy requirements.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table compares the Bank’s actual capital amounts and ratios at September 30, 2017 and December 31, 2016 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

					To be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017
Total risk-based capital
(to risk-weighted assets)	$130,246	16.14%	$64,556	8.00%	$80,696	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$120,150	14.89%	$48,417	6.00%	$64,556	8.00%
Tier 1 leverage capital
(to average assets)	$120,150	12.50%	$38,459	4.00%	$48,074	5.00%
CET 1 capital
(to risk-weighted assets)	$120,150	14.89%	$36,313	4.50%	$52,452	6.50%

At December 31, 2016
Total risk-based capital
(to risk-weighted assets)	$93,309	13.87%	$53,813	8.00%	$67,266	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$84,876	12.62%	$40,360	6.00%	$53,813	8.00%
Tier 1 leverage capital
(to average assets)	$84,876	10.33%	$32,862	4.00%	$41,078	5.00%
CET 1 capital
(to risk-weighted assets)	$84,876	12.62%	$30,270	4.50%	$43,723	6.50%

In addition to the minimum CET 1, Tier 1 and total capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional CET 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. At September 30, 2017, the Bank’s CET1 capital exceeded the required capital conservation buffer of 1.25%.

FS Bancorp, Inc. is a bank holding company subject to the capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2017, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at September 30, 2017 were 11.9% for Tier 1 leverage-based capital, 14.2% for Tier 1 risk-based capital, 15.5% for total risk-based capital, and 14.2% for CET 1 capital ratio.

NOTE 15 - BUSINESS SEGMENTS

The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management. This process is dynamic and is based on management’s current view of the Company’s operations and is not necessarily comparable with similar information for other financial institutions. We define our business segments by

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

product type and customer segment which we have organized into two lines of business: commercial and consumer banking and home lending.

We use various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

•a funds transfer pricing (“FTP”) system, which allocates interest income credits and funding charges between the segments, assigning to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

•a cost per loan serviced allocation based on the number of loans being serviced on the balance sheet and the number of loans serviced for third parties;

•an allocation based upon the square footage utilized by the home lending segment in Company owned locations;

•an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on the number of full time employees (“FTEs”) in each segment; and

•an allocation of the Company’s consolidated income taxes which are based on the effective tax rate applied to the segment’s pretax income or loss.

The FTP methodology is based on management’s estimated cost of originating funds including the cost of overhead for deposit generation.

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, ATMs, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. We originate consumer loans, commercial and multi-family real estate loans, construction loans on residential and multi-family construction, and commercial business loans. At September 30, 2017, our retail deposit branch network consisted of 11 branches in the Pacific Northwest. At September 30, 2017 and December 31, 2016, our deposits totaled $840.6 million and $712.6 million, respectively. This segment is also responsible for the management of our investment portfolio and other assets of the Bank.

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

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the three and nine months ended September 30, 2017 and 2016:

	At or For the Three Months Ended September 30, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$812	$10,210	$11,022
Provision for loan losses	(127)	(323)	(450)
Noninterest income	5,014	1,413	6,427
Noninterest expense	(4,586)	(7,003)	(11,589)
Income before provision for income taxes	1,113	4,297	5,410
Provision for income taxes	(407)	(1,549)	(1,956)
Net income	$706	$2,748	$3,454
Total average assets at period end	$220,898	$744,820	$965,718
FTEs	119	204	323

	At or For the Three Months Ended September 30, 2016
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$793	$7,957	$8,750
Provision for loan losses	(16)	(584)	(600)
Noninterest income	5,982	1,266	7,248
Noninterest expense	(3,861)	(6,451)	(10,312)
Income before provision for income taxes	2,898	2,188	5,086
Provision for income taxes	(948)	(681)	(1,629)
Net income	$1,950	$1,507	$3,457
Total average assets at period end	$168,722	$634,735	$803,457
FTEs	110	195	305

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Nine Months Ended September 30, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$1,857	$28,105	$29,962
Provision for loan losses	(324)	(126)	(450)
Noninterest income	14,863	3,941	18,804
Noninterest expense	(12,985)	(19,924)	(32,909)
Income before provision for income taxes	3,411	11,996	15,407
Provision for income taxes	(1,107)	(3,894)	(5,001)
Net income	$2,304	$8,102	$10,406
Total average assets at period end	$196,765	$706,017	$902,782
FTEs	119	204	323

	At or For the Nine Months Ended September 30, 2016
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$1,706	$22,959	$24,665
Provision for loan losses	(142)	(1,658)	(1,800)
Noninterest income	14,852	3,273	18,125
Noninterest expense	(10,593)	(18,246)	(28,839)
Income before provision for income taxes	5,823	6,328	12,151
Provision for income taxes	(2,012)	(2,186)	(4,198)
Net income	$3,811	$4,142	$7,953
Total average assets at period end	$147,873	$642,283	$790,156
FTEs	110	195	305

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
•

other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services and other risks described elsewhere in this Form 10‑Q and our other reports filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10‑K for the year ended December 31, 2016.

Any of the forward-looking statements made in this Form 10‑Q and in other public statements may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. The Company undertakes no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

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

The Company focuses on diversifying revenues, expanding lending channels, and growing the banking franchise. Management remains focused on building diversified revenue streams based upon credit, interest rate, and concentration risks. Our business plan remains as follows:

•	Growing and diversifying our loan portfolio;
•	Maintaining strong asset quality;
•	Emphasizing lower cost core deposits to reduce the costs of funding our loan growth;
•

Capturing our customers’ full relationship by offering a wide range of products and services by leveraging our well-established involvement in our communities and by selectively emphasizing products and services designed to meet our customers’ banking needs; and

•	Expanding the Company’s markets.

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans, and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, represent the largest portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. At September 30, 2017, consumer loans represented 26.3% of the Company’s total gross loan portfolio, down from 28.9% at December 31, 2016, as real estate and commercial business loan originations have increased at a faster pace than consumer loan originations.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $24.6 million, or 1,490 loans during the quarter ended September 30, 2017, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, Idaho, and California with four contractors/dealers responsible for 45.5% of the funded loans dollar volume. During the nine months ended September 30,

2017, the Company originated $15.5 million in the state of California, and at September 30, 2017, held $42.9 million in California originated consumer loans. Management has established a concentration limit of no more than 100% of the Bank’s total risk-based capital for loans originated in California. At September 30, 2017, the limit was $130.2 million.

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Walk-in customers are also an important source of the Company’s loan originations. During the nine months ended, the Company originated $603.4 million of one-to-four-family loans which includes loans held for sale (“HFS”), loans held for investment, fixed seconds, and loans brokered to other institutions through the home lending segment, including brokered loans of $5.7 million.  During the nine months ended September 30, 2017, $511.8 million of the loans originated were sold to investors, of which $321.3 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At September 30, 2017, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $65.1 million, totaled $170.2 million, or 22.2%, of the total gross loan portfolio.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. Another significant influence on the Company’s earnings is fee income from home lending activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

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

Allowance for Loan and Lease Losses. The allowance for loan and lease losses (“ALLL”) is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the allowance for loan losses. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although the Company believes it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that its systematic methodology continues to be appropriate given the Company’s increased size and level of complexity.

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

Derivatives and Hedging Activity. ASC 815, “Derivatives and Hedging,” requires that derivatives of the Company be recorded in the consolidated financial statements at fair value. Management considers its accounting policy for derivatives to be critical because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets. The Company’s derivatives are primarily the result of its home lending activities in the form of commitments to extend credit, commitments to sell loans, TBA MBS trades and option contracts to mitigate the risk of the commitments to extend credit. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded on the Consolidated Statements of Income with offsets to other assets or other liabilities on the Consolidated Balance Sheets.

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

Deferred tax liabilities occur when taxable income is smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax liabilities are temporary differences payable in future periods. The Company had a net deferred tax liability of $1.4 million, and $1.2 million, at September 30, 2017 and December 31, 2016, respectively.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Assets. Total assets increased $166.0 million, or 20.0%, to $993.9 million at September 30, 2017, from $827.9 million at December 31, 2016, primarily as a result of a $160.5 million, or 27.1% increase in loans receivable, net, a $12.5 million, or 23.8% increase in loans HFS, a $2.9 million, or 18.8% increase in certificates of deposit at other financial institutions, and a $1.3 million, or 27.1% increase in other assets, partially offset by a $5.2 million, or 14.2% decrease in cash and cash equivalents, a $3.8 million, or 4.6% decrease in securities available-for-sale, and a $2.6 million, or 31.3% decrease in servicing rights.

Loans receivable, net increased $160.5 million, or 27.1% to $753.9 million at September 30, 2017, from $593.3 million at December 31, 2016. The increase in loans receivable, net was primarily a result of increases in real estate and commercial business loans. Real estate loan increases included one-to-four-family loans held for investment of $46.2 million, construction and development loans of $34.9 million, commercial real estate loans of $7.3 million, multi-family loans of $5.9 million, and home equity loans of $3.9 million. Changes in commercial business lending included a $17.6 million increase in commercial business loans associated with our warehouse lending program and a $17.4 million increase in commercial and industrial loans. Growth in consumer lending was $26.9 million, reflecting growth in the Bank’s long established indirect home improvement lending platform.

Loans HFS, consisting of one-to-four-family loans and one commercial and industrial loan, increased by $12.5 million, or 23.8% to $65.1 million at September 30, 2017, from $52.6 million at December 31, 2016 due to increased loan originations. The Company will continue selling one-to-four-family loans into the secondary market for asset/liability management purposes.

One-to-four-family loans originated through the home lending segment which includes loans HFS, loans held for investment, fixed seconds, and loans brokered to other institutions increased $27.3 million, or 12.6% to $244.1 million during the quarter ended September 30, 2017, compared to $232.9 million for the same quarter one year ago. One-to-four-family loans originated through the home lending segment increased $19.3 million, or 3.3% to $603.4 million during the nine months ended September 30, 2017, compared to $584.1 million during the nine months ended September 30, 2016. Originations of one-to-four-family loans to purchase a home (purchase production) increased by $68.0 million, or 17.2% with $464.3 million in loan purchase production closing during the nine months ended September 30, 2017, up from $396.3 million for the nine months ended September 30, 2016. One-to-four-family loan originations for refinance (refinance production) decreased $58.9 million, or 30.1% with $136.6 million in refinance production closing during the nine months ended September 30, 2017, down from $195.5 million for the nine months ended September 30, 2016. During the quarter ended September 30, 2017, the Company sold $204.3 million of one-to-four-family loans, compared to sales of $205.1 million for the same quarter one year ago. In addition, the margin on loans sold increased to 2.53% for the nine months ended September 30, 2017, from 2.48% for the nine months ended September 30, 2016.

Purchase production was 76.1% of the total one-to-four-family loan originations versus 23.9% for refinance production during the third quarter of 2017, compared to 60.9% in purchase production versus 39.1% in refinance production during the same period 2016. Purchase production for the nine months ended September 30, 2017 was 77.3% of the total one-to-four-family loan originations versus 22.7% for refinance production, compared to 67.0% in purchase volume versus 33.0% in refinances for the nine months ended September 30, 2016. The increase in originations and purchase activity was primarily associated with the strong home purchase demand in the Pacific Northwest, while the decline in refinance activity reflects the rise in mortgage interest rates over the past year.

The ALLL at September 30, 2017 increased to $10.6 million, or 1.4% of gross loans receivable, excluding loans HFS, compared to $10.2 million, or 1.7% of gross loans receivable, excluding loans HFS, at December 31, 2016. Non-performing loans, consisting of non-accrual loans, increased to $1.3 million at September 30, 2017, from $721,000 at December 31, 2016. At September 30, 2017, non-performing loans consisted of $551,000 of commercial and industrial loans, $316,000 of indirect home improvement loans, $154,000 of home equity loans, $142,000 of one-to-four-family loans, $81,000 of solar loans, $11,000 of other consumer loans, and $9,000 of marine loans. Non-performing loans to total gross loans was 0.2% at September 30, 2017, compared to 0.1% at December 31, 2016. Substandard loans decreased $1.5 million, or 18.3%, to $6.6 million at September 30, 2017, compared to $8.0 million at December 31, 2016, primarily due to the transfer of $1.9 million in substandard shared national credits to loans HFS sold at a slight discount to market early in October 2017.  The Company recorded the expected discount based on the sales price as a loan charge-off during the third quarter of 2017.  The Company had no OREO at September 30, 2017, or at December 31, 2016.

The Company sold $9.0 million of securities AFS during the third quarter of 2017 realizing a gain of $143,000. Those sales primarily provided additional funds for loan growth during the quarter. The sales of lower coupon investments enabled us to capitalize on the lower Treasury rates for a gain during the third quarter of 2017. The average yield on sold securities AFS during the quarter was 2.48%.

Liabilities. Total liabilities increased $128.8 million, or 17.2%, to $875.7 million at September 30, 2017, from $746.9 million at December 31, 2016, due primarily to an increase in deposits. Total deposits increased $128.0 million, or 18.0%, to $840.6 million at September 30, 2017, from $712.6 million at December 31, 2016. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $63.7 million, or 29.1%, to $282.7 million at September 30, 2017, from $219.0 million at December 31, 2016. Money market and savings accounts increased $11.2 million, or 3.7%, to $309.0 million at September 30, 2017, from $297.8 million at December 31, 2016. Time deposits increased $53.1 million, or 27.1%, to $248.8 million at September 30, 2017, from $195.7 million at December 31, 2016. Non-retail certificates of deposit which includes brokered certificates of deposit, online certificates of deposit, and public funds increased $39.4 million, or 65.5%, to $99.7 million at September 30, 2017, compared to $60.2 million at December 31, 2016. Wholesale funding (brokered deposits) were utilized to bridge short-term asset growth such as loans HFS and pay down higher cost short-term Federal Home Loan Bank (“FHLB”) Fed Funds advances. Approximately $138.2 million of the acquired deposits from the Branch Purchase remain at 1st Security Bank at September 30, 2017. These branch locations have attracted new deposits with an aggregated total of $220.8 million, including public funds at September 30, 2017. Management remains focused on growth in lower cost relationship-based deposits to fund long-term asset growth.

Borrowings decreased $2.4 million, or 18.9%, to $10.3 million at September 30, 2017, from $12.7 million at December 31, 2016, primarily due to the repayment of FHLB Fed Funds advances.

Stockholders’ Equity. Total stockholders’ equity increased $37.2 million, or 45.9% to $118.2 million at September 30, 2017, from $81.0 million at December 31, 2016. The increase in stockholders’ equity during the nine months ended September 30, 2017, was primarily due to the issuance during the third quarter of 2017 of 587,234 shares of common stock at a price of $47.00 per share for net proceeds of $25.6 million and net income of $10.4 million.  Book value per common share was $33.52 at September 30, 2017, compared to $28.32 at December 31, 2016.

Net proceeds received from the stock offering were used to fund the majority of a $26.0 million contribution to the Bank at the end of the third quarter 2017 to provide additional Tier 1 capital for growth planned over the next 24 months.  Management expects continued lending growth due to strong economic factors in the Pacific Northwest and, specifically, the communities we serve.

We have common shares outstanding of 3,527,896 that were calculated using shares outstanding of 3,674,902 at September 30, 2017, less 36,842 unvested restricted stock shares, and 110,164 unallocated ESOP shares. Common shares of 2,861,135 were calculated using shares outstanding at December 31, 2016 of 3,059,503, less 68,763 unvested restricted stock shares, and 129,605 unallocated ESOP shares.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

General. Net income was unchanged at $3.5 million, for both the three months ended September 30, 2017 and 2016 as the $2.4 million increase in net interest income, after provision for loan losses was offset by a decline in noninterest income, an increase in noninterest expense, and an increase in provision for income taxes.  Net income for the nine months ended September 30, 2017, increased $2.5 million, or 30.8%, to $10.4 million, from $8.0 million for the nine months ended September 30, 2016. The increase in net income was primarily a result of a $6.6 million, or 29.1% increase in net interest income, after provision for loan losses, partially offset by a $4.1 million, or 14.1% increase in noninterest expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Average Balances	2017	2016	2017	2016
Assets
Loans receivable, net (1)	$803,399	$643,989	$725,247	$600,343
Securities available-for-sale, at fair value	79,377	83,643	90,206	80,214
Interest-bearing deposits and certificates of deposit at other financial institutions	42,990	36,744	46,153	74,573
FHLB stock, at cost	4,034	1,407	3,658	2,004
Total interest-earning assets	929,800	765,783	865,264	757,134
Noninterest-earning assets (2)	35,868	37,674	37,501	33,022
Total assets	$965,668	$803,457	$902,765	$790,156
Liabilities and stockholders’ equity
Interest-bearing accounts	$642,811	$532,069	$603,449	$517,625
Borrowings	34,372	20,239	27,994	28,660
Subordinated note	9,837	9,817	9,832	9,812
Total interest-bearing liabilities	687,020	562,125	641,275	556,097
Noninterest-bearing accounts	169,367	153,209	163,079	147,848
Other noninterest-bearing liabilities	13,966	12,048	11,318	11,222
Stockholders’ equity	95,315	76,075	87,093	74,989
Total liabilities and stockholders’ equity	$965,668	$803,457	$902,765	$790,156

(1)	Includes loans held for sale
(2)	Includes BOLI, goodwill, and CDI

Net Interest Income. Net interest income increased $2.3 million, or 26.0%, to $11.0 million for the three months ended September 30, 2017, from $8.8 million for the three months ended September 30, 2016. The increase in net interest income was primarily due to a $2.5 million, or 26.8% increase in loans receivable interest income, due to an increase in the average loans receivable, net balance.

Net interest income increased $5.3 million, or 21.5%, to $30.0 million for the nine months ended September 30, 2017, from $24.7 million for the nine months ended September 30, 2016. The increase in net interest income was primarily due to a $5.5 million, or 21.0% increase in loans receivable interest income, due to an increase in the average loans receivable, net balance.

The net interest margin (“NIM”) increased 15 basis points to 4.70% for the three months ended September 30, 2017, from 4.55% for the three months ended September 30, 2016, and increased 27 basis points to 4.63% for the nine months ended September 30, 2017, from 4.36% for the nine months ended September 30, 2016. The increased NIM reflects growth in higher yielding loans, compared to short term investments and cash. Management remains focused on matching deposit duration with the duration of earning assets where appropriate.

Interest Income. Interest income for the three months ended September 30, 2017, increased $2.6 million, or 26.3%, to $12.4 million, from $9.8 million for the three months ended September 30, 2016. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $803.4 million for the three months ended September 30, 2017, compared to $644.0 million for the three months ended September 30, 2016. The average yield on interest-earning assets increased 18 basis points to 5.27% for the three months ended September 30, 2017, compared to 5.09% for the three months ended September 30, 2016. The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the growth in the loan portfolio and the proportionally larger level of loans in the average interest-earning asset mix.

Interest income for the nine months ended September 30, 2017, increased $5.8 million, or 20.7%, to $33.5 million, from $27.8 million for the nine months ended September 30, 2016. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $725.2 million for the nine months ended September 30, 2017, compared to $600.3 million for the nine months ended September 30, 2016. The average yield on interest-earning assets increased 27 basis points to 5.18% for the nine months ended September 30, 2017, compared to 4.91% for the nine months ended September 30, 2016. The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the growth in the loan portfolio and the proportionally larger level of loans in the average interest-earning asset mix.

Interest Expense. Interest expense increased $301,000, or 29.3%, to $1.3 million for the three months ended September 30, 2017, from $1.0 million for the same period of the prior year. The average cost of funds increased four basis points to 0.61% for the three months ended September 30, 2017, compared to 0.57% for the three months ended September 30, 2016 primarily due to the growth in interest-bearing deposits. The average cost of deposits increased four basis points to 0.51% for the three months ended September 30, 2017, compared to 0.47% for the three months ended September 30, 2016, reflecting rising interest rates over the last year and the increase in non-retail certificates of deposit.

Interest expense increased $460,000, or 14.8%, to $3.6 million for the nine months ended September 30, 2017, from $3.1 million for the same period of the prior year, primarily due to growth in deposits. The average cost of funds was unchanged at 0.59% for the nine months ended September 30, 2017 and 2016. The average cost of deposits was also unchanged at 0.48% for both the nine months ended September 30, 2017 and 2016, reflecting steady deposit interest rates year over year. Management remains focused on matching deposit duration with the duration of earning assets where appropriate.

Provision for Loan Losses For the three and nine months ended September 30, 2017, the provision for loan losses was $450,000, compared to $600,000 and $1.8 million, for the three and nine months ended September 30, 2016, respectively. The reduced provision for loan losses for the three and nine months ended September 30, 2017 was a result of the low level of charge-offs and the relatively low level of delinquent, nonperforming and classified loans, as well as the increasing percentage of real estate loans and improving real estate values in our market areas. Management also reviewed during the quarter the historical loss activity over the past 17 quarters and incorporated the decrease in the level of historical loss as a factor in determining a reduction in the required unallocated allowance for loan and lease losses at September 30, 2017.  During the three months ended September 30, 2017, net recoveries totaled $5,000 compared to $35,000 during the three months ended September 30, 2016. Net charge-offs totaled $63,000 during the nine months ended September 30, 2017, compared to net recoveries of $1,000 during the nine months ended September 30, 2016.

Noninterest Income. Noninterest income decreased $821,000, or 11.3%, to $6.4 million for the three months ended September 30, 2017, from $7.2 million for the three months ended September 30, 2016. The decrease during the period was due to an $897,000 reduction in gain on sale of loans, primarily associated with a decrease in the volume of loans/locks fair valued, and a reduction of gain on sale margins associated with the product mix in the Pacific Northwest, partially offset by a $64,000 increase in other noninterest income.

Noninterest income increased $679,000, or 3.7%, to $18.8 million for the nine months ended September 30, 2017, from $18.1 million for the nine months ended September 30, 2016. The increase during the period was primarily due to increases in gain on sale of servicing rights of $996,000, service charges and fee income of $254,000, and gain on sale of investment securities of $234,000, primarily offset by a decrease in gain on sale of loans of $882,000 primarily associated with a decrease in the volume of loans/locks fair valued, and a reduction of gain on sale margins associated with the product mix in the Pacific Northwest.

Noninterest Expense. Noninterest expense increased $1.3 million, or 12.4%, to $11.6 million for the three months ended September 30, 2017, from $10.3 million for the three months ended September 30, 2016. The increase in noninterest expense was primarily a result of an $853,000 increase in salaries and benefits, which included $42,000 in incentives and commissions for the loan production staff associated with continued strong loan production growth, a $216,000 decrease in recovery of mortgage servicing rights, a $127,000 increase in operations, and a $114,000 increase in data processing, partially offset by a $124,000 decrease in professional and board fees.

Noninterest expense increased $4.1 million 14.1%, to $32.9 million for the nine months ended September 30, 2017, from $28.8 million for the nine months ended September 30, 2016. The increase in noninterest expense was primarily a result of a $3.7 million increase in salaries and benefits, which included $935,000 in incentives and commissions for the loan production staff, a $285,000 increase in operations, a $235,000 increase in data processing, a $188,000 increase in loan costs, and a $164,000 increase in occupancy expense, partially offset by a $389,000 decrease in acquisition costs and a $229,000 decrease in professional and board fees.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, weakened slightly to 66.4% for the three months ended September 30, 2017, compared to 64.5% for the three months ended September 30, 2016, and 67.5% for the nine months ended September 30, 2017, compared to 67.4% for the nine months ended September 30, 2016, representing a greater increase in noninterest expense as compared to a smaller increase in interest and noninterest income.

Provision for Income Tax. For the three months ended September 30, 2017, the Company recorded a provision for income tax expense of $2.0 million on pre-tax income as compared to $1.6 million for the three months ended September 30, 2016.  The effective tax rates for the three months ended September 30, 2017 and 2016 were 36.2% and 32.0%, respectively. For the nine months ended September 30, 2017, the Company recorded a provision for income tax expense of $5.0 million on pre-tax income as compared to $4.2 million for the nine months ended September 30, 2016. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 32.5% and 34.5%, respectively.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit runoff that may occur in the normal course of business. The Company relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, purchases of Fed Funds, sale of securities available-for-sale, cash flows from loan payments, sales of one-to-four-family loans HFS, and maturing securities.

At September 30, 2017, the Bank’s total borrowing capacity was $247.1 million with the FHLB of Des Moines, with unused borrowing capacity of $235.8 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At September 30, 2017, the Bank held approximately $320.1 million in loans that qualify as collateral for FHLB advances. In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $96.0 million, and a combined credit limit of $43.0 million in written Fed Funds lines of credit through correspondent banking relationships at September 30, 2017. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At September 30, 2017, the Bank held approximately $195.3 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At September 30, 2017, $10.3 million in FHLB advances were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the Fed Funds lines of credit. The Bank’s Asset Liability Management Policy permits management to utilize brokered deposits up to 20% of Bank deposits or $168.8 million at September 30, 2017.

Total brokered deposits at September 30, 2017 were $102.2 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and federal agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At September 30, 2017, the approved outstanding loan commitments, including unused lines of credit amounted to $347.1 million, including undisbursed construction and development loans in process totaling $82.1 million. Certificates of deposit scheduled to mature in three months or less at September 30, 2017, totaled $81.2 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2017, FS Bancorp, Inc. had $3.7 million in cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 9 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2017, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at September 30, 2017, the Bank was considered to be well capitalized. At September 30, 2017, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 12.5%, 14.9%, 16.1%, and 14.9%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 14 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at September 30, 2017, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934 (the “Act”)) at September 30, 2017 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect at September 30, 2017 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) of the Act) that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (333‑177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑35589).
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑8 (333‑192990) filed on December 20, 2013, and incorporated by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on September 2, 2015 (File No. 001‑35589).
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on October 19, 2015 (File No. 001‑35589).
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on February 1, 2016 (File No. 001‑35589).

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: November 13, 2017	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: November 13, 2017	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)