Form 10-K
period 2017-12-31
FS Bancorp, Inc.
filed 2018-03-16
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017         OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001‑35589

FS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington	45‑4585178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6920 220th Street SW, Mountlake Terrace, Washington	98043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 771‑5299

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share
(Title of Each Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ]    NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ]    NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]    NO [  ]

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10‑K or any amendments to this Form 10‑K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b‑2). YES [  ]    NO [X]

As of March 9, 2018, there were 3,695,552 shares of the Registrant’s common stock outstanding. The Registrant’s common stock is listed on the NASDAQ Capital Market under the symbol “FSBW.”  The aggregate market value of the common stock held by non-affiliates of the Registrant was $121,778,776, based on the closing sales price of $43.77 per share of the Registrant’s common stock as quoted on the NASDAQ Capital Market on June 30, 2017. For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

FS Bancorp, Inc.

i

As used in this report, the terms “we,” “our,” “us,” “Company”, and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Forward-Looking Statements

This Form 10‑K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

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

•	secondary market conditions and our ability to sell loans in the secondary market;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	increases in premiums for deposit insurance;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•

our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;

•	our ability to attract and retain deposits;
•

our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within the expected time frames and any goodwill charges related thereto;

•	our ability to control operating costs and expenses;
•	our ability to retain key members of our senior management team;
•	changes in consumer spending, borrowing, and savings habits;

•	our ability to successfully manage our growth;
•

legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), changes in regulation policies and principles, an increase in regulatory capital requirements or change in the interpretation of regulatory capital or other rules, including as a result of Basel III;

•	adverse changes in the securities markets;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board, or the Financial Accounting Standards Board;
•	costs and effects of litigation, including settlements and judgments;
•

disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

•	our ability to implement our branch expansion strategy;
•	inability of key third-party vendors to perform their obligations to us; and
•

other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services, and other risks described elsewhere in this Form 10‑K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

Any of the forward-looking statements made in this Form 10‑K and in other public statements may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. The Company undertakes no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

Available Information

The Company provides a link on its investor information page at www.fsbwa.com to filings with the SEC for purposes of providing copies of its annual report to shareholders, annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and press releases. Other than an investor’s own internet access charges, these filings are available free of charge and also can be obtained by calling the SEC at 1‑800‑SEC‑0330. The information contained on the Company’s website is not included as part of, or incorporated by reference into, this Annual Report on Form 10‑K.

PART 1

Item 1. Business

General

FS Bancorp, Inc. (“FS Bancorp” or the “Company”), a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank of Washington (“1st Security Bank of Washington” or  the “Bank”) upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2017, the Company had consolidated total assets of $981.8 million, total deposits of $829.8 million, and stockholders’ equity of $122.0 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10‑K (“Form 10‑K”), including the consolidated financial statements and related data, relates primarily to the Bank.

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

At December 31, 2017, the Bank maintained its main administrative office, 11 full-service bank branches and seven home loan production offices in suburban communities in the greater Puget Sound area. The Bank also has one home loan production office in the Tri-Cities, Washington. On January 22, 2016, the Company completed the purchase of four retail bank branches from Bank of America (two in Clallam and two in Jefferson counties) (the “Branch Purchase”).  The Branch Purchase expanded our Puget Sound-focused retail footprint onto the Olympic Peninsula and provided an opportunity to extend our unique brand of community banking into those communities. See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 Business Combinations” of this Form 10‑K. In November 2016, the Bank installed a free standing automated teller machine (“ATM”) in Kingston, Washington. The Company also has entered into a lease for a bank branch located in Silverdale, Washington, expected to open in April 2018.

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, indirect home improvement loans (“fixture secured loans”), consumer loans including marine lending, commercial business loans and second mortgage or home equity loan products.  Historically, consumer loans, in particular fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale into the secondary market, through a mortgage banking program. The Company’s lending strategies are intended to take advantage of: (1) the Company’s historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities, and (3) relationship lending. Retail deposits will continue to serve as an important funding source. For more information regarding the business and operations of 1st Security Bank of Washington, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10‑K.

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

The principal executive offices of the Company are located at 6920 220th Street SW, Mountlake Terrace, Washington 98043 and its telephone number is (425) 771‑5299.

Market Area

The Company conducts operations out of its main administrative office, seven home loan production offices, and 11 full-service bank branches in the Puget Sound region of Washington, as well as one loan production office in eastern Washington. The administrative office is located in Mountlake Terrace, in Snohomish County, Washington. The four stand-alone home lending offices in the Puget Sound region are located in Puyallup, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, Everett, in Snohomish County, and the one stand-alone home lending office in Eastern Washington is located in Tri-Cities (Kennewick), in Benton County, Washington. Regarding the 11 full-service bank branches, three branch offices are located in Snohomish County, two branch offices are located in King County, two branch offices are located in Clallam County, two branch offices in Jefferson County, one branch office is located in Pierce County, and one in Kitsap County.

The primary market area for business operations is the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area (the “Seattle MSA”). Kitsap, Clallam, and Jefferson counties, though not in the Seattle MSA, are also part of the Company’s market area. This overall region is typically known as the Puget Sound region. The population of the Puget Sound region was an estimated 3.9 million in 2017, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.

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

King County, the location of the city of Seattle, has the largest employment base and overall level of economic activity. Six of the largest employers in the state are headquartered in King County including Microsoft Corporation, University of Washington, Amazon.com, King County Government, Starbucks, and Swedish Health Services. Pierce County’s economy is also well diversified with the presence of military related government employment (Joint Base Lewis-McChord), along with health care (the Multicare Health System and the Franciscan Health System). In addition, there is a large employment base in the economic sectors of shipping (the Port of Tacoma) and aerospace employment (Boeing). Snohomish County to the north has an economy based on aerospace employment (Boeing), health care (Providence Regional Medical Center), and military (the Everett Naval Station) along with additional employment concentrations in biotechnology, electronics/computers, and wood products.

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

In 2015, the median household income for King County was $75,302, compared to $64,939 for the State of Washington, and $55,775 for the United States. In 2008, the U.S. Census Bureau determined that Seattle had the highest percentage of college and university graduates of any U.S. city. Seattle has been listed in the top three most literate cities in the country every year since 2005 by an annual review conducted by Central Connecticut State University.

Unemployment in Washington was an estimated 4.5% at December 31, 2017, down from a high of 10.2% in March 2010, closely paralleling national trends as disclosed in the U.S. Bureau of Labor Statistics. King County had the lowest unemployment rate in the state at 3.6%, slightly increased from 3.4% in the prior year, and much lower than the state average of 4.5% and national average of 4.1%, respectively. The estimated unemployment rate in Snohomish County at year end 2017 was 4.0%, slightly increased from 3.9% at year end 2016.  Kitsap County’s unemployment rate improved to 5.0% at December 31, 2017, compared to 5.5% at December 31, 2016.  At December 31, 2017, the estimated unemployment rate in Pierce County was 5.4%, down from 6.0% at December 31, 2016. Outside of the Puget Sound area, the Tri-Cities market includes two counties, Benton and Franklin, and two full-service branches in Clallam County and two in Jefferson County. The estimated unemployment rate in Benton County at year end 2017 was 6.1%, down from 7.0% at year end 2016. At December 31, 2017, the estimated unemployment rate in Franklin County was down to 8.0%, from 9.5% at December 31, 2016. For Clallam and Jefferson counties, the estimated unemployment rates at December 31, 2017 decreased to 7.0% and 6.2%, respectively, compared to 8.1% and 7.4%, respectively at December 31, 2016.

According to the Washington Center for Real Estate Research, home values in the State of Washington continued to improve in 2017. For the quarter ended December 31, 2017, the average home value was $641,000 in King County, $442,000 in Snohomish County, $357,000 for Jefferson County, $316,000 in Pierce County, $320,000 in Kitsap County, $276,000 for Clallam County, and $251,000 for both Benton and Franklin counties. Compared to the statewide average increase in home values of 8.8% in the fourth quarter of 2017, Clallam, Benton and Franklin, Snohomish, Kitsap, and Pierce counties outperformed the state average, with 13.6%, 13.4%, 12.7%, 11.3%, and 10.4% increases in average home values, respectively. Although just below the state average, King county increased 8.7% in average home values year over year, and Jefferson County experienced a 1.2% increase in average home values in the fourth quarter 2017.

For a discussion regarding the competition in the Company’s primary market area, see “Competition.”

Lending Activities

General. Historically, the Company’s primary emphasis was the origination of consumer loans (primarily indirect home improvement loans), one-to-four-family residential first mortgages, and second mortgage/home equity loan products. As a result of the Company’s initial public offering in 2012, while maintaining the active indirect consumer lending program, the Company shifted its lending focus to include non-mortgage commercial business loans, as well as commercial real estate which includes construction and development loans. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale in the secondary market. While maintaining the Company’s historical strength in consumer lending, the Company has added management and personnel in the commercial and home lending areas to take advantage of the relatively favorable long-term business and economic environments prevailing in the markets.

Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	December 31,
(Dollars in thousands)	2017		2016		2015		2014		2013
Real estate loans	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$63,611	8.22%	$55,871	9.23%	$50,034	9.78%	$42,970	10.90%	$32,970	11.48%
Construction and development	143,068	18.50	94,462	15.60	80,806	15.80	57,813	14.67	41,633	14.49
Home equity	25,289	3.27	20,081	3.32	16,540	3.24	15,737	3.99	15,172	5.28
One-to-four-family (1)	163,655	21.16	124,009	20.48	102,921	20.13	46,801	11.87	20,809	7.25
Multi-family	44,451	5.75	37,527	6.20	22,223	4.35	16,201	4.11	4,682	1.63
Total real estate loans	440,074	56.90	331,950	54.83	272,524	53.30	179,522	45.54	115,266	40.13

Consumer loans
Indirect home improvement	130,176	16.83	107,759	17.80	103,064	20.16	99,304	25.19	91,167	31.74
Solar	41,049	5.31	36,503	6.03	29,226	5.72	18,162	4.61	16,838	5.86
Marine	35,397	4.58	28,549	4.71	23,851	4.66	16,713	4.24	11,203	3.90
Other consumer	2,046	0.26	1,915	0.32	2,181	0.43	2,628	0.66	3,498	1.22
Total consumer loans	208,668	26.98	174,726	28.86	158,322	30.97	136,807	34.70	122,706	42.72

Commercial business loans
Commercial and industrial	83,306	10.77	65,841	10.88	59,619	11.66	55,624	14.11	42,657	14.85
Warehouse lending	41,397	5.35	32,898	5.43	20,817	4.07	22,257	5.65	6,587	2.30
Total commercial business loans	124,703	16.12	98,739	16.31	80,436	15.73	77,881	19.76	49,244	17.15
Total loans receivable, gross	773,445	100.00%	605,415	100.00%	511,282	100.00%	394,210	100.00%	287,216	100.00%

Less:
Allowance for loan losses	(10,756)		(10,211)		(7,785)		(6,090)		(5,092)
Deferred costs, fees, premiums and discounts, net	(1,131)		(1,887)		(962)		(946)		(1,043)
Total loans receivable, net	$761,558		$593,317		$502,535		$387,174		$281,081

____________________________________

(1) Excludes loans held for sale.

The following table shows the composition of the loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans
Commercial	$32,430	4.19%	$30,445	5.03%	$26,189	5.12%	$23,144	5.87%	$23,210	8.08%
Construction and development	286	0.04	—	—	315	0.06	322	0.08	525	0.18
Home equity	2,649	0.34	1,644	0.27	2,146	0.42	2,677	0.68	2,664	0.93
One-to-four-family (excludes held for sale)	11,804	1.53	10,267	1.69	9,305	1.82	8,108	2.06	19,981	6.96
Multi-family	14,453	1.87	4,538	0.75	2,659	0.52	3,240	0.82	3,467	1.21
Total real estate loans	61,622	7.97	46,894	7.74	40,614	7.94	37,491	9.51	49,847	17.36
Consumer loans	207,671	26.85	174,041	28.75	157,805	30.87	136,368	34.59	122,346	42.60
Commercial business loans
Commercial and industrial	32,835	4.24	26,901	4.45	17,440	3.41	16,197	4.11	19,792	6.89
Warehouse lending	673	0.09	—	—	—	—	—	—	—	—
Total commercial business loans	33,508	4.33	26,901	4.45	17,440	3.41	16,197	4.11	19,792	6.89
Total fixed-rate loans	302,801	39.15	247,836	40.94	215,859	42.22	190,056	48.21	191,985	66.85

Adjustable-rate loans:
Real estate loans
Commercial	31,181	4.03	25,426	4.20	23,845	4.66	19,826	5.03	9,760	3.40
Construction and development	142,782	18.46	94,462	15.60	80,491	15.74	57,491	14.58	41,108	14.31
Home equity	22,640	2.93	18,437	3.05	14,394	2.82	13,060	3.31	12,508	4.35
One-to-four-family (excludes held for sale)	151,851	19.63	113,742	18.79	93,616	18.31	38,693	9.82	828	0.29
Multi-family	29,998	3.88	32,989	5.45	19,564	3.83	12,961	3.29	1,215	0.42
Total real estate loans	378,452	48.93	285,056	47.09	231,910	45.36	142,031	36.03	65,419	22.77
Consumer loans	997	0.13	685	0.11	517	0.10	439	0.11	360	0.12
Commercial business loans
Commercial and industrial	50,471	6.53	38,940	6.43	42,178	8.25	39,427	10.00	22,865	7.96
Warehouse lending	40,724	5.26	32,898	5.43	20,818	4.07	22,257	5.65	6,587	2.30
Total commercial business loans	91,195	11.79	71,838	11.86	62,996	12.32	61,684	15.65	29,452	10.26
Total adjustable-rate loans	470,644	60.85	357,579	59.06	295,423	57.78	204,154	51.79	95,231	33.15
Total loans receivable, gross	773,445	100.00%	605,415	100.00%	511,282	100.00%	394,210	100.00%	287,216	100.00%

Less:
Allowance for loan losses	(10,756)		(10,211)		(7,785)		(6,090)		(5,092)
Deferred costs, fees, premiums and discounts, net	(1,131)		(1,887)		(962)		(946)		(1,043)
Total loans receivable, net	$761,558		$593,317		$502,535		$387,174		$281,081

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2017, regarding the dollar amount and current note rates of interest for the loans maturing or repricing in the portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

	Real Estate
			Construction and										Commercial
(Dollars in thousands)	Commercial		Development		Home Equity		One-to-Four-Family (2)		Multi-family		Consumer		Business		Total
Due During		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Years Ending		Average		Average		Average		Average		Average		Average		Average		Average
December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2018(1)	$12,303	5.29%	$131,382	6.01%	$24,055	5.51%	$14,214	4.72%	$6,242	3.70%	$1,984	10.15%	$92,601	5.28%	$282,781	5.61%
2019	8,482	4.48	4,573	6.00	—	—	9,686	4.17	8,340	4.45	1,556	7.39	1,302	5.21	33,939	4.75
2020	10,275	4.56	—	—	16	7.00	29,859	4.25	2,814	4.41	2,988	6.74	819	5.51	46,771	4.51
2021 and 2022	14,692	4.84	2,104	4.40	413	6.94	43,046	4.46	6,089	4.54	10,255	7.96	10,794	3.98	87,393	4.89
2023 to 2027	17,092	4.94	1,889	4.39	33	7.75	61,755	3.91	18,554	4.44	51,867	7.75	12,789	4.58	163,979	5.35
2028 to 2032	765	4.81	1,547	6.00	—	—	1,718	4.33	2,275	4.94	112,255	6.29	2,576	5.07	121,136	6.20
2033 and following	2	5.00	1,573	6.09	772	6.27	3,377	4.51	137	5.44	27,763	6.16	3,822	4.94	37,446	5.89
Total	$63,611	4.86%	$143,068	5.97%	$25,289	5.56%	$163,655	4.22%	$44,451	4.38%	$208,668	6.77%	$124,703	5.08%	$773,445	5.47%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Excludes loans held for sale.

The total amount of loans due after December 31, 2018, which have predetermined interest rates is $284.2 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $235.7 million.

Lending Authority. The Chief Credit Officer has the authority to approve multiple loans to one borrower up to $6.0 million in aggregate. Loans in excess of $6.0 million require an additional signature from the Chief Executive Officer and/or Chief Financial Officer. All loans that are approved over $2.5 million are reported to the Asset Quality Committee (“AQC”) at each AQC meeting. The Chief Credit Officer may delegate lending authority to other individuals at levels consistent with their responsibilities.

The Board of Directors has implemented a lending limit policy that it believes matches the Washington State legal lending limit. At December 31, 2017, the Company’s policy limits loans to one borrower and the borrower’s related entities to 20% of the Bank’s unimpaired capital and surplus, or $27.5 million at December 31, 2017.  Management has adopted an internal lending limit of a maximum of 80% of the Bank’s legal lending limit for risk mitigation purposes and all loans over this limit require approval from the AQC. The Bank’s largest lending relationship at December 31, 2017, consisted of a commercial line of credit to one company having a commitment of $21.0 million. This line of credit is secured by notes to finance residential construction projects located primarily in Seattle, Washington.  The outstanding balance of this line of credit at December 31, 2017 was $13.0 million. The second largest lending relationship consisted of seven residential construction loans having combined commitments of $16.2 million to two related limited liability companies. All of these loans are secured by residential construction loan projects located in the Seattle metropolitan area of Washington State.  The outstanding balance of these seven loans at December 31, 2017 was $7.3 million. The third largest lending relationship consisted of two commercial lines of credit having combined commitments of $15.7 million, to two related limited liability companies.  Both of these loans are secured by residential construction projects located primarily in Seattle, Washington. The outstanding balance of these two lines of credit at December 31, 2017 was $854,000. All of the loans listed above were performing in accordance with their repayment terms at December 31, 2017.

At December 31, 2017, the Company had $35.0 million approved in mortgage warehouse lending lines for six companies. The commitments ranged from $3.0 million to $9.0 million. At December 31, 2017, there was $7.4 million in mortgage warehouse lines outstanding, compared to $35.0 million approved in mortgage warehouse lending lines with $7.8 million outstanding at December 31, 2016. In addition, the Company had $84.7 million in approved commercial construction warehouse lending lines for nine companies. The commitments range from $5.0 million to $21.0 million. At December 31, 2017, there was $34.0 million outstanding, compared to $49.0 million approved in commercial construction warehouse lending lines for eight companies with $25.1 million outstanding at December 31, 2016.

Commercial Real Estate Lending.  The Company offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including multi-family residences, retail centers, warehouses and office buildings located in the market areas. At December 31, 2017, commercial real estate loans (including $44.5 million of multi-family residential loans) totaled $108.1 million, or 14.0%, of the gross loan portfolio.

The Company’s loans secured by commercial real estate are originated with a fixed or variable interest rate for up to a 15‑year maturity and a 30‑year amortization. The variable rate loans are indexed to the prime rate of interest or a short-term LIBOR rate, or five or seven-year FHLB rate, with rates equal to the prevailing index rate to 5.0% above the prevailing rate. Loan-to-value ratios on the Company’s commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. In addition, personal guarantees are obtained from the primary borrowers on substantially all credits.

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

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one-to-four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four-family because the collateral securing these loans typically cannot be sold as easily as one-to-four-family. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial real estate loan at December 31, 2017 was a 50% participation loan originated by another bank in the Puget Sound area. The Bank’s share of the total outstanding loan at December 31, 2017 was $5.0 million, and is collateralized by commercial real estate located in King County, Washington. At December 31, 2017 this loan was performing in accordance with its repayment terms.

The Company intends to continue to emphasize commercial real estate lending and, as a result, the Company has assembled a highly experienced team, with an average of over 20 years of experience. The Bank’s Chief Credit Officer and Chief Lending Officer are both senior bankers with over 25 years of commercial lending experience in the northwestern U.S. region. Management has also hired experienced commercial loan officers to support the Company’s commercial real estate lending objectives. As the commercial loan portfolio expands, the Company intends to bring in additional experienced personnel in the areas of loan analysis and commercial deposit relationship management.

Construction and Development Lending. The Company expanded its residential construction lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Company has implemented this strategy to take advantage of what is believed to be a strong demand for construction and ADC loans to experienced, successful and relationship driven builders in our market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2017, outstanding construction and development loans totaled $143.1 million, or 18.5%, of the gross loan portfolio and consisted of 188 projects, compared to $94.5 million and 164 projects at December 31, 2016. The construction and development loans at December 31, 2017, consisted of loans for residential and commercial construction projects primarily for vertical construction and $11.5 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2017, was $222.0 million. At December 31, 2017, $80.0 million, or 55.9% of our outstanding construction and development loan portfolio was comprised of speculative one-to-four-family construction loans. In addition, the Company had nine commercial secured lines of credit, secured by notes to residential construction borrowers with guarantees from principles with experience in the construction RE-lending market. These loans had combined commitments of $84.7 million, and an outstanding balance of $34.0 million at December 31, 2017.

The Company’s residential construction lending program totaled $120.3 million at December 31, 2017.  This amount includes loans for the purpose of constructing both speculative and pre-sold one-to-four-family residences, the acquisition of in-city lots with and without existing improvements for later development of one-to-four-family residences, the acquisition of land to be developed, and loans for the acquisition and development of land for future development of single family residences. The Company generally limits these types of loans to known builders and developers in the market area. Construction loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan is generally paid off through the sale of the newly constructed home and a permanent loan from another lender, although commitments to convert to a permanent loan may be made by us. Construction loans are generally made with a maximum loan amount of the lower of 95% of cost or 75% of appraised value at completion. During the term of construction, the accumulated interest on the loan is typically added to the principal balance of the loan through an interest reserve of 3% to 5.5% of the loan commitment amount.

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

The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2017, included in the $143.1 million of construction and development loans, were seven residential land acquisition and development loans for finished lots totaling $9.4 million, with total commitments of $13.1 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.

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

The Company seeks to address the forgoing risks associated with construction development lending by developing and adhering to underwriting policies, disbursement procedures, and monitoring practices. Specifically, the Company (i) seeks to diversify the number of loans and projects in the market area, (ii) evaluate and document the creditworthiness of the borrower and the viability of the proposed project, (iii) limit loan-to-value ratios to specified levels, (iv) control disbursements on construction loans on the basis of on-site inspections by a licensed third-party, and (v) monitor economic conditions and the housing inventory in each market. No assurances, however, can be given that these practices will be successful in mitigating the risks of construction development lending.

Home Equity Lending. The Company has been active in second mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of ten years plus and a term to maturity of 15 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratio of up to 90%, including any underlying first mortgage. Second mortgage home equity loans are typically fixed rate, amortizing loans with terms of up to 15 years. Total second mortgage/home equity loans totaled $25.3 million, or 3.3% of the gross loan portfolio, at December 31, 2017, $22.6 million of which were adjustable rate home equity lines of credit. Unfunded commitments on home equity lines of credit at December 31, 2017, was $32.9 million.

Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $812.1 million of one-to-four-family consumer mortgages (including $8.4 million loans brokered to other institutions) and sold $718.0 million to investors in 2017. Of the loans sold to investors, $443.2 million were sold to the Federal National Mortgage Association (“Fannie Mae”),

Government National Mortgage Association (“Ginnie Mae”), FHLB, and/or Federal Home Loan Mortgage Corporation (“Freddie Mac”) with servicing rights retained in order to further build the relationship with the customer. At December 31, 2017, one-to-four-family residential mortgage loans totaled $163.7 million, or 21.2%, of the gross loan portfolio, excluding loans held for sale of $53.5 million. In addition, the Company originated $10.3 million in residential loans through our commercial lending channel, secured by single family rental homes in Washington, with combined commitments of $10.3 million, and an outstanding balance of $7.9 million at December 31, 2017, classified as commercial business loans that are not included in our one-to-four-family residential mortgage loan portfolio. See “Commercial Business Lending.”

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

Consumer Lending.  Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. At December 31, 2017, consumer loans totaled $208.7 million, or 27.0% of the gross loan portfolio.

The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s lending strategy. These loans totaled $130.2 million, or 16.8% of the gross loan portfolio, and 62.4% of total consumer loans, at December 31, 2017. Indirect home improvement loans are originated through a network of 88 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, and newly introduced in Colorado. Six dealers are responsible for a majority, or 56.7% of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, and roofing materials.

Solar loans are the second largest portion of the consumer loan portfolio which totaled $41.0 million, or 5.3% of the gross loan portfolio. At December 31, 2017, the Company had $40.8 million in solar loans to borrowers that reside in California, or 99.4% of total solar loans, and 19.6% of total consumer loans.  The Company will continue to originate solar loans throughout its geographic footprint with an emphasis on the California market.

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

The Company’s fixture secured and solar loans generally range in amounts from $2,500 to $50,000, and generally carry terms of 12 to 20 years with fixed rates of interest. In some instances, the participating dealer may pay a fee to buy down the borrower’s interest rate to a rate below the Company’s published rate. Fixture secured and solar loans are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a UCC‑2 financing statement filed in the county of the borrower’s residence. The Company generally files a UCC‑2 financing statement to perfect the security interest in the personal property in situations where the borrower’s credit score is below 720 or the home improvement loan is for an amount in excess of $5,000. Perfection gives the Company a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest. The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.

The Company also offers consumer marine loans secured by boats. Marine loans represent the third largest segment of the consumer loan portfolio. At December 31, 2017, the marine loan portfolio totaled $35.4 million, or 4.6% of the gross loan portfolio and 17.0% of total consumer loans. Marine loans are originated with borrowers on both a direct and indirect basis, and generally carry terms of up to 20 years with fixed rates of interest. The Company generally requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.

The Company originates other consumer loans which totaled $2.1 million at December 31, 2017.  These loans primarily include personal lines of credit, automobile, direct home improvement, loans on deposit, and recreational loans.

In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score typically indicates a greater degree of creditworthiness. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods.  At December 31, 2017, 70.4% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 25.6% was originated with borrowers having a FICO score between 660 and 720 at the time of origination. Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. A credit score at the time of loan origination of less than 660 is considered “subprime” by federal banking regulators and comprised just 4.0% of our consumer loan portfolio. Borrowers of our one-to-four-family loans had an average FICO score of 728 at the time of loan origination. Consideration for loans with FICO scores below 660 require additional management oversight and approval.

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

Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory or property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Company’s warehouse lending lines are secured by the underlying notes associated with one-to-four-family mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principal shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank.

The Company also has commercial construction warehouse lines secured by notes on construction loans and typically guaranteed by principles with experience in construction lending. In April 2013, we commenced an expansion of our mortgage warehouse lending program to include construction “RE-Lending” warehouse lines. These lines are secured by notes provided to construction lenders and are typically guaranteed by a principle of the borrower.  Terms for the underlying notes can be up to 18 months and the Bank will lend a percentage (typically 75%) of the underlying note which may have a loan-to-value ratio up to 75%.  Combined, the loan-to-value ratio on the underlying note would be up to 52.5% with additional credit support provided by the guarantor.

At December 31, 2017, the Company had $35.0 million approved in residential mortgage warehouse lending lines for six companies. The commitments ranged from $3.0 million to $9.0 million. At December 31, 2017, there was $7.4 million in residential warehouse lines outstanding, compared to $35.0 million in approved residential warehouse lending lines with $7.8 million outstanding at December 31, 2016. In addition, the Company had $84.7 million in approved commercial construction warehouse lending lines for nine companies. The commitments range from $5.0 million to $21.0 million. At December 31, 2017, there was $34.0 million outstanding, compared to $49.0 million approved in commercial warehouse lending lines for eight companies with $25.1 million outstanding at December 31, 2016.

Commercial business loans may be fixed-rate, but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of the commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest only payments required during the term, while other loans may reprice on an annual basis and amortize over a two to five year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which set between 2.0% and 7.0%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2017, the commercial business loan portfolio totaled $124.7 million, or 16.1%, of the gross loan portfolio including warehouse lending loans.

At December 31, 2017, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of credit analysis. The Company generally requires personal guarantees on commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. The two largest commercial business lending relationships consisted of one line of credit to one company, and two lines of credit to two related limited liability companies.  The first line of credit loan or lending relationship at December 31, 2017 consisted of a commercial line of credit having a commitment of $21.0 million.  This line of credit is secured by residential construction projects located primarily in Seattle, Washington.  The outstanding balance of this line of credit at December 31, 2017 was $13.0 million. The second of the two largest commercial business lending relationships consisted of two commercial lines of credit having combined commitments of $15.7 million.  Both of these lines of credit are secured by residential construction projects located primarily in Seattle, Washington.  The outstanding balance of these two lines of credit at December 31, 2017 was $854,000.

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

The Company will sell long-term, fixed-rate residential real estate loans in the secondary market to mitigate interest rate risk. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. Some residential real estate loans originated as Federal Housing Administration or FHA, U.S. Department of Veterans Affairs or VA, or United States Department of Agriculture or USDA Rural Housing loans were sold by the Company as servicing released loans to other companies. A majority of residential real estate loans sold by the Company were sold with servicing retained at a specified servicing fee. The Company earned gross mortgage servicing fees of $2.2 million for the year ended December 31, 2017. During the second quarter of 2017, the Company sold $564.8 million of the mortgage servicing assets (“MSA”) with a mortgage servicing rights (“MSRs”) book value of $4.8 million and generated an associated gain of $1.1 million. At December 31, 2017, the Company was servicing $775.8 million of one-to-four-family loans for Fannie Mae, Freddie Mac, Ginnie Mae, FHLB, and another financial institution. These MSRs constituted a $6.8 million asset on the books on that date, which is amortized in proportion to and over the period of the net servicing income. These MSRs are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of the servicing rights at December 31, 2017 was $8.6 million. See Notes 5 and 15 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The following table presents the activity during the year ended December 31, 2017, related to loans serviced for others.

(In thousands)
Beginning balance at January 1, 2017
One-to-four-family	$973,541
Consumer	1,628
Commercial business	1,949
Subtotal	977,118
Additions
One-to-four-family	462,559
Sales
One-to-four-family	(564,505)
Repayments
One-to-four-family	(95,830)
Consumer	(445)
Commercial business	(35)
Subtotal	(96,310)
Ending balance at December 31, 2017
One-to-four-family	775,765
Consumer	1,183
Commercial business	1,914
Total	$778,862

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

	Year Ended December 31,
(In thousands)	2017	2016
Originations by type:
Fixed-rate:
Commercial	$6,909	$9,812
Home equity	4,478	2,504
One-to-four-family (1)	4,177	3,990
Loans held for sale (one-to-four-family)	686,887	704,366
Multi-family	7,991	2,061
Consumer	107,855	84,039
Commercial business(2)	6,177	21,830
Total fixed-rate	824,474	828,602
Adjustable- rate:
Commercial	7,107	10,224
Construction and development	123,323	73,730
Home equity	13,758	12,793
One-to-four-family (1)	96,925	51,136
Loans held for sale (one-to-four-family)	11,617	14,498
Multi-family	2,686	15,209
Consumer	2,806	1,484
Commercial business(2)	181,168	104,073
Warehouse lines, net	(428)	2,416
Total adjustable-rate	438,962	285,563
Total loans originated	1,263,436	1,114,165
Purchases by type:
Fixed-rate:
Commercial business(2) (3)	9,450	—
Adjustable-rate:
Commercial	4,593	—
One-to-four-family (1)	1,100	—
Multi-family	4,250	—
Commercial business(2) (3)	19,557	—
Total loans purchased	38,950	—
Sales and repayments:
Construction and development	(449)	(111)
One-to-four-family (1)	(20,165)	—
Loans held for sale (one-to-four-family) and commercial business(2)	(700,450)	(711,698)
Commercial business(2)	(4,008)	—
Total loans sold	(725,072)	(711,809)
Total principal repayments	(408,374)	(300,595)
Total reductions	(1,133,446)	(1,012,404)
Net increase	$168,940	$101,761

(1)	One-to-four-family portfolio loans.
(2)	Excludes warehouse lines.
(3)	Includes USDA/U.S. Small Business Administration or SBA guaranteed loans purchased at a premium.

Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales systematically generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

From time to time we also sell whole consumer loans, specifically longer term consumer loans, which can be beneficial to us since these sales generate income at the time of sale, can potentially create future servicing income where servicing is retained, and provide a mitigation of interest rate risk associated with holding 15‑20 year maturity consumer loans.

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

Delinquent commercial business loans and loans secured by commercial real estate are handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The loan officer works with outside counsel and, in the case of real estate loans, a third party consultant to resolve problem loans. In addition, management meets as needed and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the AQC and the board on a monthly basis. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Company customarily will initiate foreclosure or repossession proceedings on any collateral securing the loan.

The following table shows delinquent loans by the type of loan and number of days delinquent at December 31, 2017. Categories not included in the table below did not have any delinquent loans at December 31, 2017.

	Loans Delinquent For:
							Total Loans Delinquent
	60-89 Days			90 Days or More			60 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
Real estate loans
Home equity	—	$—	—%	3	$136	0.54%	3	$136	0.54%
Total real estate loans	—	—	—	3	136	0.03	3	136	0.03
Consumer loans
Indirect home improvement	20	215	0.16	12	99	0.08	32	314	0.24
Solar	2	19	0.05	—	—	—	2	19	0.05
Total consumer loans	22	234	0.11	12	99	0.05	34	333	0.16
Commercial business loans
Commercial and industrial	1	551	0.66	—	—	—	1	551	0.66
Total commercial business loans	1	551	0.44	—	—	—	1	551	0.44
Total	23	$785	0.10%	15	$235	0.03%	38	$1,020	0.13%

Non-performing Assets. The following table sets forth information with respect to the Company’s non-performing assets.

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Non-accruing loans:
Real estate loans
Commercial	$—	$—	$—	$—	$567
Home equity	151	210	47	61	172
One-to-four-family	142	—	525	73	104
Total real estate loans	293	210	572	134	843
Consumer loans
Indirect home improvement	195	435	408	250	258
Solar	—	69	37	29	—
Marine	—	—	—	19	—
Other consumer	—	7	—	1	—
Total consumer loans	195	511	445	299	258
Commercial business loans
Commercial and industrial	551	—	—	—	—
Total commercial business loans	551	—	—	—	—
Total non-accruing loans	1,039	721	1,017	433	1,101
Accruing loans contractually past due 90 days or more	—	—	—	—	—
Real estate owned	—	—	—	—	2,075
Repossessed consumer property	—	15	—	—	32
Total non-performing assets	$1,039	$736	$1,017	$433	$3,208
Restructured loans	$55	$57	$734	$783	$815
Total non-performing assets as a percentage of total assets	0.11%	0.09%	0.15%	0.08%	0.77%

For the year ended December 31, 2017, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $16,000.  Prior to non-accrual status, the amount of interest income included in net income for the year ended December 31, 2017 was $44,000 for these loans.

Real Estate Owned.  Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had no real estate owned properties as of December 31, 2017.

Restructured Loans. According to generally accepted accounting principles in the United States of America  (“U.S. GAAP”), the Company is required to account for certain loan modifications or restructuring as a “troubled debt restructuring.”  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrowers that would not otherwise be considered. The Company had one restructured loan at December 31, 2017, of $55,000 that was performing in accordance with its modified terms.

Other Assets Especially Mentioned. At December 31, 2017, there was $2.0 million of loans with respect to which known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets (such as other real estate owned and repossessed property), debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When the Company classifies problem assets as either substandard or doubtful, a specific allowance may be established in an amount deemed prudent to address specific impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. The Company’s determination as to the classification of assets and the amount of valuation allowances is subject to review by the FDIC and the DFI, which can order the establishment of additional loss allowances. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.

In connection with the filing of periodic reports with the FDIC and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Company’s assets, at December 31, 2017, the Company had classified $6.5 million of assets as substandard. The $6.5 million of classified assets represented 5.3% of equity and 0.7% of total assets at December 31, 2017. The Company had $2.0 million assets classified as special mention at December 31, 2017, not included in classified assets reported above.

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

The provision for loan losses was $750,000 for the year ended December 31, 2017. The allowance for loan losses was $10.8 million, or 1.4% of gross loans receivable at December 31, 2017, as compared to $10.2 million, or 1.7% of gross loans receivable outstanding at December 31, 2016. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates. Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects probable incurred loan losses in the loan portfolio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016 - Provision for Loan Losses” and Notes 1 and 4 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	December 31,
	2017			2016			2015			2014			2013
		Percent			Percent			Percent			Percent			Percent
		of			of			of			of			of
		loan			loan			loan			loan			loan
		balance	Allowance		balance	Allowance		balance	Allowance		balance	Allowance		balance	Allowance
		in each	for loan		in each	for loan		in each	for loan		in each	for loan		in each	for loan
		category	losses by		category	losses by		category	losses by		category	losses by		category	losses by
	Loan	to	loan	Loan	to	loan	Loan	to	loan	Loan	to	loan	Loan	to	loan
(Dollars in thousands)	balance	total loans	category	balance	total loans	category	balance	total loans	category	balance	total loans	category	balance	total loans	category
Allocated at end of year to:
Real estate loans
Commercial	$63,611	8.22%	$868	$55,871	9.23%	$708	$50,034	9.78%	$514	$42,970	10.90%	$559	$32,970	11.48%	$377
Construction and development	143,068	18.50	2,146	94,462	15.60	1,273	80,806	15.80	1,157	57,813	14.67	675	41,633	14.49	591
Home equity	25,289	3.27	263	20,081	3.32	244	16,540	3.24	222	15,737	3.99	187	15,172	5.28	612
One-to-four-family	163,655	21.16	1,004	124,009	20.48	947	102,921	20.13	770	46,801	11.87	303	20,809	7.25	336
Multi-family	44,451	5.75	489	37,527	6.20	375	22,223	4.35	211	16,201	4.11	143	4,682	1.63	47
Total real estate loans	440,074	56.90	4,770	331,950	54.83	3,547	272,524	53.30	2,874	179,522	45.54	1,867	115,266	40.13	1,963

Consumer loans
Indirect home improvement	130,176	16.83	1,807	107,759	17.80	1,404	103,064	20.16	1,157	99,304	25.19	1,146	91,167	31.74	1,198
Solar	41,049	5.31	567	36,503	6.03	407	29,226	5.72	299	18,162	4.61	137	16,838	5.86	195
Marine	35,397	4.58	405	28,549	4.71	229	23,851	4.66	192	16,713	4.24	108	11,203	3.90	86
Other consumer	2,046	0.26	35	1,915	0.32	42	2,181	0.43	33	2,628	0.66	40	3,498	1.22	33
Total consumer loans	208,668	26.98	2,814	174,726	28.86	2,082	158,322	30.97	1,681	136,807	34.70	1,431	122,706	42.72	1,512

Commercial business loans
Commercial and industrial	83,306	10.77	1,531	65,841	10.88	2,297	59,619	11.66	1,035	55,624	14.11	849	45,242	15.75	735
Warehouse lending	41,397	5.35	483	32,898	5.43	378	20,817	4.07	361	22,257	5.65	340	4,002	1.40	65
Total commercial business loans	124,703	16.12	2,014	98,739	16.31	2,675	80,436	15.73	1,396	77,881	19.76	1,189	49,244	17.15	800
Unallocated reserve	—	—	1,158	—	—	1,907	—	—	1,834	—	—	1,603	—	—	817
Total	$773,445	100.00%	$10,756	$605,415	100.00%	$10,211	$511,282	100.00%	$7,785	$394,210	100.00%	$6,090	$287,216	100.00%	$5,092

The following table sets forth an analysis of the allowance for loan losses at the dates and or the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance at beginning of year	$10,211	$7,785	$6,090	$5,092	$4,698
Charge-offs:
Real estate loans
Commercial	—	—	191	120	340
Construction and development	—	—	—	—	194
Home equity	65	65	57	94	257
One-to-four-family	—	—	—	—	18
Total real estate loans	65	65	248	214	809
Consumer loans
Indirect home improvement	652	822	1,265	1,341	1,562
Solar	129	50	92	—	—
Marine	23	81	63	15	43
Other consumer	28	49	46	51	152
Total consumer loans	832	1,002	1,466	1,407	1,757
Commercial business loans
Commercial and industrial	33	—	40	75	63
Total commercial business loans	33	—	40	75	63
Total charge-offs	930	1,067	1,754	1,696	2,629
Recoveries:
Real estate loans
Commercial	—	—	191	—	38
Home equity	35	68	33	80	35
One-to-four-family	—	48	—	104	18
Total real estate loans	35	116	224	184	91
Consumer loans
Indirect home improvement	610	780	870	630	510
Solar	1	—	—	—	—
Marine	27	29	33	13	17
Other consumer	42	81	56	65	219
Total consumer loans	680	890	959	708	746
Commercial business loans
Commercial and industrial	10	87	16	2	16
Total commercial business loans	10	87	16	2	16
Total recoveries	725	1,093	1,199	894	853

Net charge-offs (recoveries)	205	(26)	555	802	1,776
Additions charged to operations	750	2,400	2,250	1,800	2,170
Balance at end of year	$10,756	$10,211	$7,785	$6,090	$5,092
Net charge-offs to average loans outstanding	0.03%	—%	0.11%	0.24%	0.63%
Net charge-offs (recoveries) to average non-performing assets	23.10%	(3.00)%	76.55%	44.04%	48.84%
Allowance as a percentage of non-performing loans	1,035.23%	1,416.23%	765.49%	1,406.47%	462.49%
Allowance as a percentage of gross loans receivable (end of year)	1.39%	1.69%	1.52%	1.54%	1.77%

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

The general objectives of the Company’s investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” of this Form 10‑K.

As a member of the FHLB of Des Moines, the Bank had $2.9 million in stock at December 31, 2017. For the year ended December 31, 2017, the Bank received $112,000 in dividends.

The table below sets forth information regarding the composition of the securities portfolio and other investments at the dates indicated. At December 31, 2017, the securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. agency securities	$9,077	$9,115	$8,150	$8,068	$6,134	$6,035
Corporate securities	7,113	7,026	7,654	7,500	3,495	3,433
Municipal bonds	12,720	12,786	15,183	15,264	18,531	18,891
Mortgage-backed securities	40,161	39,734	45,856	45,195	22,926	22,835
U.S. Small Business Administration securities	14,014	13,819	5,862	5,848	4,011	4,023
Total securities available-for-sale	$83,085	$82,480	$82,705	$81,875	$55,097	$55,217

The composition and contractual maturities of the investment portfolio at December 31 2017, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
Securities available-for-sale
U.S. agency securities	$—	—%	$4,079	2.87%	$4,998	2.86%	$9,077	2.86%	$9,115
Corporate securities	5,117	2.28	1,996	2.14	—	—	7,113	2.24	7,026
Municipal bonds	2,001	2.61	4,111	2.92	6,608	2.72	12,720	2.77	12,786
Mortgage-backed securities	1,010	2.08	9,319	2.76	29,832	2.42	40,161	2.49	39,734
U.S. Small Business Administration securities	—	—	12,065	2.57	1,949	2.78	14,014	2.60	13,819
Total securities available-for-sale	$8,128	2.34%	$31,570	2.69%	$43,387	2.53%	$83,085	2.57%	$82,480

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

The Company’s deposit composition reflects a mixture with certificates of deposit accounting for 26.8% of the total deposits at December 31, 2017, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company also had $65.8 million of brokered deposits, or 7.9% of total deposits at December 31, 2017, with original terms averaging four years which were used to manage interest rate risk.

Deposits. Deposits are attracted from within the market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts, and certificates of deposit with a variety of rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of the Company’s deposit accounts, the Company considers the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, customer preferences, and the profitability of acquiring customer deposits compared to alternative sources.

The following table sets forth total deposit activities for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2017		2016	2015
Beginning balance	$712,593		$485,178	$420,444
Net deposits before interest credited	113,329	(1)	224,161	61,505
Interest credited	3,920		3,254	3,229
Ending balance	$829,842		$712,593	$485,178

Net increase in deposits	$117,249		$227,415	$64,734
Percent increase	16.45%		46.87%	15.40%

(1)

On January 22, 2016, the Company completed the Branch Purchase from Bank of America, N.A and acquired approximately $186.4 million in deposits. At December 31, 2017, approximately $134.6 million of the acquired deposits remained with the Bank. These branches attracted new deposits with an aggregated total of $224.7 million, including public funds, for the year ended December 31, 2017.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs the Company offered at the dates indicated.

	December 31,
	2017		2016
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits
Noninterest-bearing checking	$177,739	21.42%	$145,377	20.40%
Interest-bearing checking	119,872	14.45	63,978	8.98
Savings	72,082	8.69	54,996	7.71
Money market	228,742	27.56	242,849	34.08
Escrow accounts related to mortgages serviced	9,151	1.10	9,676	1.36
Total transaction and savings deposits	607,586	73.22	516,876	72.53
Certificates
0.00 - 1.99%	207,485	25.00	192,665	27.04
2.00 - 3.99%	14,701	1.77	2,973	0.42
8.00	70	0.01	79	0.01
Total certificates	222,256	26.78	195,717	27.47
Total deposits	$829,842	100.00%	$712,593	100.00%

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2017.

	Rate
	0.00 -	2.00 -			Percent
(Dollars in thousands)	1.99%	3.99%	8.00%	Total	of Total
Certificate accounts maturing in quarter ending:
March 31, 2018	$57,725	$7	$—	$57,732	25.97%
June 30, 2018	17,468	—	—	$17,468	7.86
September 30, 2018	16,266	462	—	$16,728	7.53
December 31, 2018	16,144	—	70	$16,214	7.30
March 31, 2019	10,275	—	—	$10,275	4.62
June 30, 2019	9,031	—	—	$9,031	4.06
September 30, 2019	21,738	—	—	$21,738	9.78
December 31, 2019	14,985	18	—	$15,003	6.75
March 31, 2020	12,095	46	—	$12,141	5.46
June 30, 2020	3,839	—	—	$3,839	1.73
September 30, 2020	6,510	51	—	$6,561	2.95
December 31, 2020	1,240	—	—	$1,240	0.56
Thereafter	20,169	14,117	—	$34,286	15.43
Total	$207,485	$14,701	$70	$222,256	100.00%
Percent of total	93.35%	6.62%	0.03%	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2017. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
		Over	Over
	3 Months	3 to 6	6 to 12	Over
(In thousands)	or Less	Months	Months	12 Months	Total
Certificates of deposit of less than $100,000(1)	$39,648	$7,017	$13,329	$51,495	$111,489
Certificates of deposit of $100,000 through $250,000	16,508	8,929	11,041	41,456	77,934
Certificates of deposit of $250,000 and over	1,576	1,522	8,572	21,163	32,833
Total certificates of deposit	$57,732	$17,468	$32,942	$114,114	$222,256

(1)	Includes $59.3 million of brokered deposits as of December 31, 2017.

The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco (“Federal Reserve Bank”). Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2017, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded the reserve requirements.

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

As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of $209.7 million at December 31, 2017.  At December 31, 2017, outstanding advances from the FHLB of Des Moines totaled $7.5 million.

At December 31, 2017, the Bank had no outstanding borrowings and $99.1 million additional short-term borrowing capacity with the Federal Reserve Bank. The Bank also had an aggregate of $43.0 million in unsecured Fed Funds lines of credit with other large financial institutions of which none was outstanding at December 31, 2017.

On October 15, 2015 (the “Closing Date”), FS Bancorp, Inc. closed on a third-party loan commitment by the issuance of an unsecured subordinated term note in the aggregate principal amount of $10.0 million due October 1, 2025 (the “Subordinated Note”). The Subordinated Note bears interest at an annual interest rate of 6.50%, payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The Subordinated Note will mature on October 1, 2025 but may be prepaid at the Company’s option and with regulatory approval at any time on or after five years after the Closing Date or at any time upon certain events, such as a change in the regulatory capital treatment of the Subordinated Note or the interest on the Subordinated Note no longer being deductible by the Company for United States federal income tax purposes. The Company contributed $9.0 million of the proceeds from the Subordinated Note as additional capital to the Bank in the fourth quarter of 2015. See Note 9 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The following tables set forth information regarding both long- and short-term borrowings.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Maximum balance:
Federal Home Loan Bank advances and Fed Funds	$70,419	$98,769	$98,769
Federal Reserve Bank	$1,000	$1,000	$—
Fed Funds lines of credit	$17,501	$6,000	$2,901
Warehouse lines of credit	$—	$—	$2,300
Subordinated note	$10,000	$10,000	$10,000
Average balances:
Federal Home Loan Bank advances and Fed Funds	$25,635	$26,259	$38,393
Federal Reserve Bank	$3	$3	$—
Fed Funds lines of credit	$876	$16	$145
Warehouse lines of credit	$—	$—	$1,886
Subordinated note	$10,000	$10,000	$2,120
Weighted average interest rate:
Federal Home Loan Bank advances and Fed Funds	1.26%	0.98%	0.82%
Federal Reserve Bank	1.75%	1.00%	—%
Fed Funds lines of credit	1.30%	0.77%	0.42%
Warehouse lines of credit	—%	—%	4.18%
Subordinated note	6.50%	6.50%	6.79%

	At December 31,
(Dollars in thousands)	2017	2016	2015
Balance outstanding at end of year:
Federal Home Loan Bank advances	$7,529	$12,670	$98,769
Total borrowings	$7,529	$12,670	$98,769

Weighted average interest rate of:
Federal Home Loan Bank advances, at end of year	1.34%	1.24%	0.47%

Subsidiary and Other Activities

The Company has one active subsidiary, the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary as of December 31, 2017.

Competition

The Company faces strong competition in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies, and mortgage bankers. Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending, including indirect lending. Commercial business competition is primarily from local commercial banks. The Company competes by delivering high-quality, personal service to customers that result in a high level of customer satisfaction.

The Company’s market areas have a high concentration of financial institutions, many of which are branches of large money centers and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states. These include such large national lenders as Wells Fargo, Bank of America, Chase, and others in the Company’s market area that have greater resources and offer services that the Bank does not provide. For example, the Bank does not offer trust services. Customers who seek “one-stop shopping” may be drawn to institutions that offer services that the Bank does not.

The Company attracts deposits through the branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, at June 30, 2017, 1st Security Bank of Washington’s share of aggregate deposits in the market area consisting of the seven counties where the Company has branches was less than one percent.

Employees

At December 31, 2017, the Company had 326 full-time equivalent employees. Company employees are not represented by any collective bargaining group. The Company considers employee relations to be good.

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Executive Officers. The following table sets forth information with respect to the executive officers of the Company and the Bank.

		Position
Name	Age (1)	Company	Bank
Joseph C. Adams	58	Director and	Director and
		Chief Executive Officer	Chief Executive Officer

Matthew D. Mullet	39	Chief Financial Officer,	Chief Financial Officer
		Treasurer and Secretary

Robert B. Fuller	58	Chief Credit Officer	Chief Credit Officer

Dennis V. O’Leary	50	—	Chief Lending Officer

Drew B. Ness	53	—	Chief Operating Officer

Donn C. Costa	56	—	Executive Vice President, Home Lending Production

Debbie L. Steck	58	—	Executive Vice President, Home Lending Operations

Kelli B. Nielsen	46	—	Executive Vice President, Retail Banking and Marketing

(1)	As of December 31, 2017.

Joseph C. Adams, age 58, is a director and has been the Chief Executive Officer of 1st Security Bank of Washington since July 2004. He joined 1st Security Bank of Washington in April 2003 as its Chief Financial Officer, when the Bank was Washington’s Credit Union. Mr. Adams also served as Supervisory Committee Chairperson from 1993 to 1999. Mr. Adams is a lawyer having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director, Regulatory Affairs. Mr. Adams received a Master’s Degree equivalent from the Pacific Coast Banking School. Mr. Adams’ legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank of Washington, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank which makes him well suited to educate the Board on these matters.

Matthew D. Mullet, age 39, joined 1st Security Bank of Washington in July 2011 and was appointed Chief Financial Officer in September 2011. Mr. Mullet started his banking career in June 2000 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks, where he worked until October 2004. From October 2004 until August 2010, Mr. Mullet was employed at Golf Savings Bank, Mountlake Terrace, WA, where he served in several financial capacities, including as Chief Financial Officer from May 2007 until August 2010. In

August 2010, Golf Savings Bank was merged with Sterling Savings Bank, where Mr. Mullet held the position as Senior Vice President of the Home Loan Division until resigning and commencing work at 1st Security Bank of Washington.

Robert B. Fuller, age 58, joined 1st Security Bank of Washington as Chief Credit Officer in September of 2013. Prior to his employment with the Bank, Mr. Fuller served as Chief Financial Officer/Chief Credit Officer for Blueprint Capital, REIT in 2013, Chief Credit Officer for Core Business Bank during 2012, and Plaza Bank during 2011, and in credit administration at Golf Savings Bank/Sterling Bank during 2009 and 2010. Mr. Fuller also served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer for Golf Savings Bank from March 2001 to September 2006 and was a member of the integration team for the Golf sale to Sterling Savings Bank. Mr. Fuller started his banking career at US Bank of Washington’s mid-market production team and has over 30 years of banking experience.

Dennis V. O’Leary,  age 50, joined 1st Security Bank of Washington as Senior Vice President - Consumer, Small Business and Construction Lending in August 2011 and currently holds the position of Chief Lending Officer. Prior to his employment with the Bank, Mr. O’Leary previously was employed by Sterling Savings Bank from July 2006 until August 2011 as Senior Vice President and Puget Sound Regional Director of the residential construction lending division. Sterling Savings Bank acquired Golf Savings Bank in 2006 where Mr. O’Leary had served as Executive Vice President, Commercial Real Estate Lending, having previously served in various senior lending positions at Golf Savings Bank since June 1985.

Drew B. Ness, age 53, joined 1st Security Bank of Washington as Chief Operating Officer in 2008. Mr. Ness has over 26 years of diverse banking experience, including retail branch sales and service, branch network and project management, and national customer service training. He served as Vice President and Manager of the Corporate Deposit Operations Department for Washington Federal, Seattle, Washington from February 2008 until August 2008, following its acquisition of First Mutual Bank. Mr. Ness served as Vice President and Administrative/Operations Manager of the Retail Banking Group at First Mutual Bank, Bellevue, Washington from 2004 through February 2008, and, prior to that, in various management positions for Bank of America in Seattle, Washington and Newport Beach, California.

Donn C. Costa, age 56, Executive Vice President, Home Lending, joined 1st Security Bank of Washington   in October 2011 as Senior Vice President, Home Lending. He previously held the position of Executive Vice President at Sterling Savings Bank, Mountlake Terrace, Washington after the merger with Golf Savings Bank in August 2009, and held the position of Executive Vice President at Golf Savings Bank, Mountlake Terrace, Washington since 2006. With more than 30 years of home lending experience, Mr. Costa began as a loan officer at Lomas and Nettleton Mortgage Company in Mountlake Terrace in 1986.

Debbie L. Steck, age 58, Executive Vice President, Home Lending Operations, joined 1st Security Bank of Washington in September 2011. Prior to her employment at the Bank, she served as Chief Operating Officer and Vice President at Sterling Savings Bank after the merger with Golf Savings Bank in August 2009, and held that position with Golf Savings Bank for several years prior to that. Ms. Steck has over 30 years of experience in the mortgage industry. She currently serves on the Board of Directors for the Everett Gospel Mission.

Kelli B. Nielsen, age 46, Executive Vice President, Retail Banking and Marketing, joined 1st Security Bank of Washington in June 2016. Prior to her employment at the Bank, she served as Senior Vice President of Retail Banking and Marketing at Sound Community Bank and prior to that, Ms. Nielsen was Vice President, Sales and Service Manager of Retail Banking at Cascade Bank and its acquirer Opus Bank. Ms. Nielsen has 26 years of experience in the banking industry and started her banking career at Seafirst Bank and Bank of America.

HOW WE ARE REGULATED

The following is a brief description of certain laws and regulations applicable to FS Bancorp and 1st Security Bank of Washington. Descriptions of laws and regulations here and elsewhere in this Form 10‑K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the Washington State Legislature that may affect the operations of FS Bancorp and 1st Security Bank of Washington. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC, DFI, Federal Reserve and the Consumer Financial Protection Bureau (“CFPB”).

Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition. We cannot predict whether any such changes may occur.

The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of the Dodd-Frank Act. Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as 1st Security Bank of Washington are subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, 1st Security Bank of Washington is generally subject to supervision and enforcement by the FDIC and the DFI with respect to its compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are to be implemented under regulations promulgated by the federal banking agencies, some of which have not been completed and which in some instances will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on 1st Security Bank of Washington, FS Bancorp and the financial services industry more generally.

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

Insurance of Accounts and Regulation by the FDIC. Through the DIF, the FDIC insures deposit accounts in 1st Security Bank of Washington up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended December 31, 2017, were $535,000. Those premiums have been reduced in recent years due to management’s focus on asset quality, risk management, and growing capital levels.

The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits. The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. Based on the current reserve ratio of the DIF, FDIC assessment rates applicable to 1st  Security Bank range from three basis points to 30 basis points, subject to certain adjustments where applicable for unsecured debt issued by the institution, brokered deposits, and unsecured debt of other FDIC-insured institutions.  Under current regulations, if the reserve ratio becomes equal to, or greater than 2.0% and less than 2.5%, the assessment rates are scheduled to range from two basis points to 28 basis points (subject to adjustments as described above), and further reductions in rates may occur if the reserve ratio increases to 2.5% or more.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as 1st Security Bank of Washington. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation established in 1987 to recapitalize a predecessor deposit insurance fund. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature from 2018 through 2020. This payment is assessed quarterly at an annualized rate applied to assessable assets. During 2017, the rate was 4.90%.  1st Security Bank of Washington and FS Bancorp have made no payments to the DIF.

The FDIC may terminate the deposit insurance of any insured depository institution, including 1st Security Bank of Washington, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily under certain circumstances. Management is aware of no existing circumstances which would result in termination of 1st Security Bank of Washington’s deposit insurance.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of 1st Security Bank of Washington. There can be no prediction as to what changes in insurance assessment rates may be made in the future.

Prompt Corrective Action. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category generally depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, a leverage ratio capital measure and certain other factors. The well capitalized category is described below in “Capital Requirements”. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

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

At December 31, 2017, 1st Security Bank of Washington was categorized as well capitalized under the prompt corrective action regulations of the FDIC. For additional information, see “Capital Requirements” below and Note 14 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10‑K.

Capital Requirements. Effective January 1, 2015 (with some changes transitioned into full effectiveness over a number of years), 1st Security Bank of Washington became subject to new capital regulations adopted by the Federal Reserve and the FDIC, which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, required an additional capital conservation buffer over the minimum capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

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

In addition to the minimum capital requirements, a capital conservation buffer must be maintained by 1st Security Bank of Washington which consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer requirement was phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required. The capital conservation buffer increases each year until the capital conservation buffer requirement is fully phased in on January 1, 2019.

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

At December 31, 2017, 1st Security Bank of Washington met the requirements to be well capitalized and met the fully phased in capital conservation buffer requirement. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for well capitalized institutions. The Bank’s actual capital ratios at December 31, 2017 and 2016 are presented in the following tables:

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
	Ratio	Ratio	Ratio	Ratio
As of December 31, 2017
Total risk-based capital
(to risk-weighted assets)	16.25%	8.00%	9.25%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	15.00%	6.00%	7.25%	8.00%
Tier 1 leverage capital
(to average assets)	12.61%	4.00%	N/A	5.00%
CET1 capital
(to risk-weighted assets)	15.00%	4.50%	5.75%	6.50%

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
	Ratio	Ratio	Ratio	Ratio
As of December 31, 2016
Total risk-based capital
(to risk-weighted assets)	13.87%	8.00%	8.63%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	12.62%	6.00%	6.63%	8.00%
Tier 1 leverage capital
(to average assets)	10.33%	4.00%	N/A	5.00%
CET1 capital
(to risk-weighted assets)	12.62%	4.50%	5.13%	6.50%

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

For a complete description of the Bank’s required and actual capital levels on December 31, 2017, see Note 14 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10‑K.

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

Federal Home Loan Bank System. The FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, members are required to purchase stock equal to 4.0% of advances. That stock may be redeemed if advances are paid down.  See “Business - Deposit Activities and Other Sources of Funds - Debt.” At December 31, 2017, 1st Security Bank of Washington had $2.9 million in FHLB of Des Moines stock, which was in compliance with this requirement.

Other than as noted above, during the year ended December 31, 2017, the FHLB of Des Moines did not repurchase any of its membership stock from 1st Security Bank of Washington. The FHLB pays dividends quarterly, and 1st Security Bank of Washington received $112,000 in dividends during the year ended December 31, 2017.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of 1st Security Bank of Washington’s FHLB stock may result in a decrease in net income.

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

Dividends. Dividends from 1st Security Bank of Washington constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank of Washington to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank of Washington may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank of Washington’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank of Washington, without the approval of the Director of the DFI. The Bank paid $1.9 million in dividends to the holding company in 2017.

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

Affiliate Transactions. FS Bancorp and 1st Security Bank of Washington are separate and distinct legal entities. FS Bancorp (and any non-bank subsidiary of FS Bancorp) is an affiliate of 1st Security Bank of Washington. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be “covered transactions” under Section 23A of the Federal Reserve Act and between a bank and an affiliate are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. 1st Security Bank of Washington is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. 1st Security Bank of Washington received a “satisfactory” rating during its most recent CRA examination.

Privacy Standards. 1st Security Bank of Washington is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act of 1999. These regulations require 1st Security Bank of Washington to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of its rights to opt out of certain practices.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2017, 1st Security Bank of Washington’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. 1st Security Bank of Washington is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, 1st Security Bank of Washington is generally subject to supervision and enforcement by the FDIC and the DFI with respect to compliance with consumer financial protection laws and CFPB regulations.

1st Security Bank of Washington is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject 1st Security Bank of Washington to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

The Bank Holding Company Act. Under the BHCA, FS Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act provides that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial stress to the bank. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act. FS Bancorp and any subsidiaries that it may control are considered “affiliates” of 1st Security Bank of Washington within the meaning of the Federal Reserve Act, and transactions between 1st Security Bank of Washington and its affiliates are subject to numerous restrictions. With some exceptions, FS Bancorp and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by FS Bancorp or its subsidiaries.

Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include:  operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks, and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Regulatory Capital Requirements. Bank holding companies like FS Bancorp are subject to capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets at December 31, 2017, FS Bancorp would have exceeded all regulatory requirements.

The Company’s regulatory capital amounts and ratios at December 31, 2017 are presented in the following table.

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017
Total risk-based capital
(to risk-weighted assets)	$129,427	15.70%	$65,965	8.00%	$76,272	9.25%	$82,456	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$119,111	14.45%	$49,474	6.00%	$59,781	7.25%	$65,965	8.00%
Tier 1 leverage capital
(to average assets)	$119,111	12.13%	$39,279	4.00%	N/A	N/A	$49,099	5.00%
CET1 capital
(to risk-weighted assets)	$119,111	14.45%	$37,105	4.50%	$47,412	5.75%	$53,597	6.50%

For additional information, see Note 14 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

Interstate Banking. The Federal Reserve may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state. Nor may the Federal Reserve approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

The federal banking agencies are generally authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state.  Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

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

Except for a company that meets the applicable standard to be considered a well capitalized and well-managed bank holding company and is not subject to any unresolved supervisory issues, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation or regulatory order, condition, or written agreement.

Under Washington corporate law, FS Bancorp generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities.

Federal Securities Law. The stock of FS Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended. As a result, FS Bancorp is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

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

Sarbanes-Oxley Act of 2002. As a public company that files periodic reports with the SEC, under the Securities Exchange Act of 1934, FS Bancorp is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

The Dodd-Frank Act. The Dodd-Frank Act of 2010 imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and implements new capital regulations that FS Bancorp and 1st Security Bank of Washington have and will become subject to and that are discussed above under the section entitled “Regulation of 1st Security Bank of Washington - Capital Requirements.”

In addition, among other changes, the Dodd-Frank Act requires public companies like FS Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two, or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions, or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

TAXATION

Federal Taxation

General. FS Bancorp and 1st Security Bank of Washington are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank of Washington is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2014, and income tax returns have not been audited for the past six years, 2012 to 2017. See Note 11 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the Company recognized $396,000 in tax benefit due to a net deferred tax liability position.

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

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report and our other filings with the SEC. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations, and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. This report is qualified in its entirety by these risk factors.

Risks Related to Our Business

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Our primary market area is concentrated in the Puget Sound region of Washington. Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies, and inflation, all of which are beyond our control. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. A decline in the economies of the counties in which we operate could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While real estate values and unemployment rates have recently improved, a deterioration in economic conditions in the market areas we serve could result in loan losses beyond that which is provided for in our allowance for loan losses and could result in the following consequences, any of which could have a material adverse effect on the business, financial condition, and results of operations:

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate or fixtures attached to real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies, and natural disasters such as earthquakes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans, and generally have a negative effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to a large percentage of consumer loans.

Our consumer loans accounted for $208.7 million, or 27.0% of our total gross loan portfolio as of December 31, 2017, of which $130.2 million (62.4% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $41.0 million (19.7% of total consumer loans) consisted of solar loans, $35.4 million (17.0% of total consumer loans) consisted of marine loans secured by boats, $2.1 million (1.0% of total consumer loans) consisted of other consumer loans, which includes personal lines of credit, automobile, direct home improvement, loans on deposit, and recreational loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for our loan losses, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.

Most of our consumer loans are originated indirectly by or through third parties, which presents greater risk than our direct lending products which involves direct contact between us and the borrower. Unlike a direct loan where the borrower makes an application directly to us, in these loans the dealer, who has a direct financial interest in the loan transaction, assists the borrower in preparing the loan application. Although we disburse the loan proceeds directly to the dealer upon receipt of a “completion certificate” signed by the borrower, because we do not have direct contact with the borrower, these loans may be more susceptible to a material misstatement on the loan application or having the loan proceeds being misused by the borrower or the dealer. In addition, if the work is not properly performed, the borrower may cease payment on the loan until the problem is rectified. Most fixture and solar loans have a UCC-2 security interest filing; however, there are no guarantees on our ability to collect on that security interest given the limited stand-alone value of used fixtures.

Indirect home improvement and solar loans totaled $171.2 million, or 22.1% of our total gross loan portfolio at December 31, 2017, and are originated through a network of 88 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, and Colorado. At December 31, 2017, the Company had $40.8 million in solar loans to borrowers that reside in California. Adverse economic conditions in California, including an increase in the level of unemployment, or a decline in real estate values could adversely affect the ability of these borrowers to make loan payments to us.

In addition, we rely on six dealers for a majority, or 56.7% of our loan volume so the loss of one of these dealers can have a significant effect on our loan origination volume. See “Item 1. Business - Lending Activities - Consumer Lending” and “- Asset Quality”.

Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers.

Our indirect home improvement lending, which is the largest component of our consumer loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of 88 active contractors and dealers with businesses located throughout Washington, Oregon, California, Idaho, and Colorado, with approximately six contractors/dealers responsible for more than half of this loan volume. Indirect home improvement and solar loans totaled $171.2 million, or 22.1% of our total gross loan portfolio, at December 31, 2017, reflecting approximately 14,000 loans with an average balance of approximately $12,000.

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

In the fourth quarter of 2012, we expanded consumer loan originations in California which enabled us to increase annual originations of California consumer loans from $2.5 million in 2012 to $20.2 million in 2017. We have adopted limits on California lending to be no more than 100% of total risk-based capital. At December 31, 2017, the maximum level of California originated consumer loans was $134.0 million. At December 31, 2017, we held $44.7 million of consumer loans to borrowers located in California.

A significant portion of our business involves commercial real estate lending which is subject to various risks that could adversely impact our results of operations and financial condition.

At December 31, 2017, our loan portfolio included $108.1 million of commercial real estate and multi-family real estate loans, or 14.0% of our total gross loan portfolio, compared to $93.4 million, or 15.4%, at December 31, 2016. We have been increasing and intend to continue to increase, subject to market demand, the origination of commercial and multi-family real estate loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.

Our renewed focus on these types of lending will increase the risk profile relative to traditional one-to-four-family lenders as we continue to implement our business strategy. Although commercial and multi-family real estate loans are intended to enhance the average yield of the earning assets, they do involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with one-to-four-family loans for a number of reasons. Among other factors, these loans involve larger balances to a single borrower or groups of related borrowers. Since commercial real estate and multi-family real estate loans generally have large balances, if we make any errors in judgment in the collectability of these loans, we may need to significantly increase the provision for loan losses since any resulting charge‑offs will be larger on a per loan basis. Consequently, this could materially adversely affect our future earnings.

Collateral evaluation for these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial and multi-family real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets. See “Item 1. Business - Lending Activities - Commercial Real Estate Lending” of this Form 10‑K.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2017, our commercial business loan portfolio included $83.3 million of commercial and industrial loans, or 10.8% of our total gross loan portfolio, compared to $65.8 million, or 10.9% at December 31, 2016, and warehouse lending of $41.4 million, or 5.3% compared to $32.9 million, or 5.4% at December 31, 2016.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable and collateral securing these loans may fluctuate in value.  This collateral may consist of equipment, inventory, accounts receivable, or other business assets.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid, and may fluctuate in value based on the specific type of business and equipment.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower.

We continue to expand residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2017, construction and development loans totaled $143.1 million, or 18.5% of our total gross loan portfolio (excluding $78.9 million of undisbursed construction loan commitments), of which $113.1 million were for residential real estate projects. This compares to construction and development loans of $94.5 million, or 15.6% of our total loan portfolio at December 31, 2016, or an increase of 51.5% during the past year. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.

In general, construction lending involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction lending involves additional risks when compared with permanent residential lending because funds are advances upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio.  Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve.  As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.

Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser’s borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.  At December 31, 2017, outstanding construction and development loans totaled $143.1 million of which $80.0 million was comprised of speculative one-to-four-family construction loans and $11.5 million of land acquisition and development loans. Approximately $4.0 million of our residential construction loans at December 31, 2017 were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase. Total committed, including unfunded construction and development loans at December 31, 2017 was $222.0 million.

Loans on land under development or held for future construction pose additional risks because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. No real estate construction and development loans were non-performing at December 31, 2017. A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.

Our residential mortgage warehouse lending and construction warehouse lending programs are subject to various risks that could adversely impact our results of operations and financial condition.

Our residential mortgage warehouse lending program focuses on six Pacific Northwest mortgage banking companies. Short term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principle shareholder(s) of the mortgage banking company. Because these loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down our outstanding loan before being dispersed to the mortgage bank, interest rate fluctuation is also a key risk factor affecting repayment. At December 31, 2017, we had approved residential warehouse lending lines in varying amounts from $3.0 million to $9.0 million with each of the six companies, for an aggregate amount of $35.0 million. During the year ended December 31, 2017, we processed approximately 1,000 loans and funded approximately $327.6 million under this program. Our residential mortgage warehouse related gross revenues totaled $500,000 for the year ended December 31, 2017. At December 31, 2017, there was $7.4 million in residential warehouse lines outstanding, compared to $7.8 million outstanding at December 31, 2016.

The Company also has commercial construction warehouse lines secured by notes on construction loans and typically guaranteed by principles with experience in construction lending. At December 31, 2017, the Company had $84.7 million in approved commercial construction warehouse lending lines for nine companies. The commitments range from $5.0 million to $21.0 million. At December 31, 2017, there was $34.0 million outstanding, compared to $49.0 million approved in commercial warehouse lending lines for eight companies with $25.1 million outstanding at December 31, 2016.

There are numerous risks associated with this type of lending, which include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of these mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under the warehouse line of credit, due to changes in interest rates during the time in warehouse, (iv) unsalable or impaired mortgage loans originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker, and (v) the volatility of mortgage loan originations.

Additionally, the impact of interest rates on our residential mortgage warehouse lending business can be significant. Changes in interest rates can impact the number of residential mortgages originated and initially funded under our residential mortgage warehouse lines of credit and thus our residential mortgage warehouse related revenues and may also impact repayment of our commercial construction warehouse lines.  A decline in mortgage rates generally increases the demand for mortgage loans. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be originated.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

Based on factor (i) mentioned above, we have concluded that we have a concentration in commercial real estate lending because our total reported loans for construction, land development, and other land at December 31, 2017 represent 100% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Our lending limit may limit growth.

The Board of Directors has implemented a policy lending limit that it believes matches the Washington State legal lending limit. Our policy limits loans to one borrower and the borrower’s related entities to 20% of our unimpaired capital and surplus, or $27.5 million at December 31, 2017. Management has adopted an internal lending limit of a maximum of 80% of the Bank’s legal lending limit for risk mitigation purposes and all loans over this limit require approval from the AQC. These amounts are significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our lending limit from doing business with us. The lending limit also impacts the efficiency of our commercial lending operation because it tends to lower the average loan size, which means a higher number of transactions have to be generated to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms that are considered favorable.

Revenue from mortgage banking operations are sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.

Our mortgage banking program, which we restarted in the fourth quarter of 2011 in an effort to diversify our revenue streams and to generate additional income is dependent upon our ability to originate and sell loans to investors. Mortgage revenues are primarily generated from gains on the sale of one-to-four-family residential loans underwritten to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA, USDA Rural Housing, the FHLB, and other non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. We sell loans on both a servicing retained and servicing released basis utilizing market execution analysis and customer relationships as the criteria. Any future changes in these programs, our eligibility to participate in these programs, the criteria for loans to be accepted, or laws that significantly affect the activity of these entities could, in turn, materially adversely affect the success of our mortgage banking program and, consequently, our results of operations.

Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, adversely affect income from mortgage lending activities.

In the past several years, as a result of government actions and other economic factors related to the economic downturn, interest rates have been at historically low levels. In December 2017, the Federal Reserve slightly increased the targeted Fed Funds rate by 25 basis points for the third time within a year and intends further increases during 2018 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, refinancing activity typically declines and new home purchases may be negatively impacted. To the extent that market interest rates increase in the future, our ability to originate mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold to investors. This would adversely affect our ability to generate mortgage revenues, and consequently noninterest income. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.

Our results of operations will also be affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense, and other operating costs. If we cannot generate a sufficient volume of loans for sale, our results of operations may be adversely affected. In addition, during periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

When we sell or securitize mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Under these agreements, we may be required to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations, and financial condition could be adversely affected.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

While conditions in the housing and real estate markets and economic conditions in our market areas have recently improved, if slow economic conditions return or real estate values and sales deteriorate, we may experience higher delinquencies and credit losses. As a result, we could be required to increase our provision for loan losses and to charge-off additional loans in the future. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan and lease losses.

We maintain our allowance for loan losses at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio and market environment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review loans and our historical loss and delinquency experience, and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additional provisions for loan losses to replenish the allowance for loan losses. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or may also otherwise also require an increase in our provision for loan losses.  In addition, the Financial Accounting Standards Board has adopted new accounting standard 2016-13 that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.  Management also anticipates any change to our required allowance for loan losses to impact our capital levels in 2020 when the new standards will be adopted. For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Our allowance for loan losses was 1.4% of total gross loans, and 1,035.2% of non-performing loans at December 31, 2017, compared to 1.7% of total gross loans, and 1,416.2% of non-performing loans at December 31, 2016. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.

The unseasoned nature of our commercial business, commercial construction, and commercial real estate portfolios may result in difficulties in judging collectability, which may lead to additional provisions or charge-offs, which would reduce our profits.

As a result of our rapid growth, a significant portion of our loan portfolio at any given time is of relatively recent origin.  Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” During the period from January 1, 2012 through December 31, 2017, we originated $1.1 billion of commercial loans, including loans in process, with an outstanding balance of $396.1 million, at December 31, 2017. As a result, a significant portion of the portfolio is relatively unseasoned and some borrowers may not have had sufficient time to perform to properly indicate the magnitude of potential losses. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2017, $163.7 million, or 21.2% of our total loan portfolio was secured by first liens on one-to-four-family residential loans and our home equity lines of credit totaled $25.3 million, or 3.3% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which our loans are concentrated may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A decline in economic conditions or in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. In addition, residential loans with high combined loan-to-value ratios will be more sensitive to the fluctuation of property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.

In addition, the Tax Act could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions.  These changes could make it more difficult for borrowers to make their loan payments, could also negatively impact the housing market, which could adversely affect our business and loan growth.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2017, $32.5 million, or 4.2% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. Furthermore, some of our non-owner occupied commercial loan borrowers have more than one loan outstanding with us. At December 31, 2017, we had seven non-owner occupied commercial multi-loan relationships, the largest of which had a combined outstanding balance of $3.3 million, with an aggregate outstanding balance of $14.1 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied commercial real estate loan.

We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan pools because the assumptions we use when purchasing loans in bulk may not prove correct.

From time to time, we purchase real estate loans in bulk or “pools.”  When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and we purchase the loans subject to customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid for pools of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase pools of loans at a premium and some of the loans are prepaid before we expected we will earn less interest income on the purchase than expected. Our success in growing through purchases of loan pools depends on our ability to price loan pools properly and on general economic conditions in the geographic areas where the underlying properties of our loans are located.

Acquiring loans through bulk purchases may involve acquiring loans of a type or in geographic areas where management may not have substantial prior experience. We may be exposed to a greater risk of loss to the extent that bulk purchases contain such loans.

Our securities portfolio may be negatively impacted by fluctuations in market value, changes in the tax code, and interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. At December 31, 2017, the fair value of our securities portfolio was approximately $82.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and limited investor demand.  Our securities portfolio is evaluated quarterly for other-than-temporary impairment (“OTTI”). The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our financial condition and results of operations.

The valuation of our investment securities also is influenced by additional external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, default rates on residential mortgage securities, changes in the tax code and rating agency actions.  Accordingly, there can be no assurance that future declines in the market value of our private label mortgage backed securities or other investment securities will not result in OTTI of these assets and lead to accounting charges that could have an adverse effect on our results of operations.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. Currently, we are expanding existing commercial real estate, commercial business and residential lending programs such as home improvement loans for consumer solar projects. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations, and financial condition.

Our inability to manage our growth or deploy assets profitably could harm our business and decrease our overall profitability, which may cause our stock price to decline.

Our assets and deposit base have grown substantially in recent years, and we anticipate that we will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to manage multiple aspects of the business simultaneously, including among other things: (i) improve existing and implement new transaction processing, operational and financial systems, procedures and controls; (ii) maintain effective credit scoring and underwriting guidelines; (iii) maintain sufficient levels of regulatory capital; and (iv) expand our employee base and train and manage this growing employee base. In addition, to the extent we acquire other banks and or bank branches, asset pools or deposits we may have to manage additional risks such as exposure to potential asset quality issues, disruption to our normal business activities, and diversion of management’s time and attention due to integration and conversion efforts. If we are unable to manage growth effectively or execute integration efforts properly, we may not be able to achieve the anticipated benefits of growth, in which our business, financial condition, and results of operations could be adversely affected.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. Beginning in December 2016, the Federal Reserve Board increased the Fed Funds rate by 100 basis points to a range of 1.25% to 1.50%.  At December 31, 2017, this range was unchanged but the Federal Reserve Board has indicated a likelihood for a further increase of 25 basis points or more during 2018 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.

Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract.  Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up.

Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates could also reduce our net interest margin.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.  Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities  as borrowers refinance their loans to reduce borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

A sustained increase in market interest rates could adversely affect our earnings.  As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At December 31, 2017, we had $108.1 million in certificates of deposit that mature within one year and $607.6 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.   In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized servicing rights. At December 31, 2017, we serviced $778.9 million of loans sold to third parties, and the servicing rights associated with such loans had an amortized cost of $6.8 million and an estimated fair value, at that date, of $8.6 million. Because the estimated life and estimated income to be derived from servicing the underlying loans generally increase with rising interest rates and decrease with falling interest rates, the value of servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.

Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities portfolio.  Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” of this Form 10‑K.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2017, our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and OREO and other repossessed assets) were $1.0 million, or 0.1% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	We do not record interest income on non-accrual loans or non-performing investment securities, except on a cash basis when the collectibility of the principal is not in doubt.
•	We must provide for probable loan losses through a current period charge to the provision for loan losses.
•	Non-interest expense increases when we must write down the value of properties in our OREO portfolio to reflect changing market values.
•	Non-interest income decreases when we must recognize other-than-temporary impairment on non-performing investment securities.
•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance costs related to our OREO.
•	The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due, and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” of this Form 10-K.

Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.

Our ability to retain and grow our loans, deposits, and fee income depends upon the business generation capabilities, reputation, and relationship management skills of our lenders. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor, or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.

Our success and growth strategy also depends on our continued ability to attract and retain experienced loan officers and support staff, as well as other management personnel. We may face difficulties in recruiting and retaining lenders and other personnel of our desired caliber, including as a result of competition from other financial institutions. Competition for loan officers and other personnel is strong and we may not be successful in attracting or retaining the personnel we require. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new loan officer will be profitable or effective. If we are unable to attract and retain successful loan officers and other personnel, or if our loan officers and other personnel fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations, and growth prospects may be negatively affected.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, mortgage banking finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. A number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. Technology has also lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints, may have lower cost structures, and due to their size, may be able to achieve economies of scale resulting in their ability to offer a broader range of products and services, as well as better pricing for those products and services than we can.  Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

Our ability to compete successfully depends on a number of factors including the following:

•	the ability to develop, maintain, and build upon long-term customer relationships based on top-quality service, high ethical standards and safe, sound assets;
•	the ability to expand our market position;
•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations. See “Item 1. Business - Competition” of this Form 10‑K.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

We are currently subject to extensive examination, supervision, and comprehensive regulation by the FDIC and the DFI, primarily for the protection of depositors and the DFI. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s allowance for loan losses, and determine the level of deposit insurance premiums assessed. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.  The current administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business.  Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business, and/or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

As discussed under “Business - How We Are Regulated” in Item 1 of this Form 10‑K, the Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the rules and regulations for implementation (some of which have yet to be written) will have on community banks. However, it is expected that at a minimum, they will increase our operating and compliance costs and will increase our non-interest expense.

Any other additional changes in our regulation and oversight, whether in the form of new laws, rules, or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition, or prospects.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate, and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances or that it will adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations, or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital, or otherwise, our financial condition, liquidity, and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. Although management believes that funds raised in our secondary offering this year will be sufficient to fund operations and growth initiatives for at least the next twenty-four months based on our estimated future operations, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. We are also required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations.

At some point in the future, we may raise additional capital or issue additional debt to support our growth and achieve our long-term business objectives. Our ability to raise additional capital or issue additional debt depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Such borrowings or additional capital, if sought, may not be available to us or, if available, may not be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, the Company’s financial condition, results of operations and future prospects could be adversely affected and we may have to raise additional capital on terms that may be significantly dilutive to our shareholders.

The Company’s ability to pay dividends and make subordinated debt payments is subject to the ability of the Bank to make capital distributions to the Company.

The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

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

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze, and control the types of risk to which we are subject to.  These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others.  We also maintain a compliance program to identify measure, assess, and report on our adherence to applicable laws, policies, and procedures.  While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially adversely affected.

We are subject to certain risks in connection with our data management or aggregation.

We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected, and processed. While we continuously update our policies, programs, processes, and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.

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

The Company’s offices are located in Washington. Also, most of the real and personal properties securing the Company’s loans are located in Washington. Washington is prone to flooding, mudslides, brush fires, earthquakes, and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major flood, mudslide, brush fire, earthquake or other natural disaster, the Company faces the risk that many of the Company’s borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, a major flood, mudslide, brush fire, earthquake or other natural disaster in Washington could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2017, the Company had one main administrative office, one free-standing ATM, five stand-alone loan production offices, and 11 full-service bank branches with an aggregate net book value of $15.5 million. The following table sets forth certain information concerning the properties at December 31, 2017. See also Note 6 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K. In the opinion of management, the facilities are adequate and suitable for the Company’s needs.

	Square	Owned or	Lease	Net Book Value at
Location	Footage	Leased	Expiration Date	December 31, 2017(1)
				(In thousands)
Capitol Hill	5,100	Leased	December 2022 (2)	$413
614 Broadway East
Seattle, WA 98102

Edmonds	2,474	Owned	—	$1,196
620 Edmonds Way
Edmonds, WA 98020

Hadlock	1,755	Owned	—	$412
10 Old Oak Bay Rd
Hadlock, WA 98339

Kingston (ATM)	50	Leased	December 2021 (3)	$105
8215 NE State Hwy 104
Kingston, WA 98346

Lynnwood	3,000	Leased	June 2020	$64
19002 33rd Ave W
Lynnwood, WA 98036

Mill Creek (Banking and Home Lending)	2,894	Leased	April 2020 (2)	$254
15224 Main St, Suite 105
Mill Creek, WA 98012

Mountlake Terrace (Administrative)	39,535	Owned	—	$6,858
6920 220th St SW
Mountlake Terrace, WA 98043

Mountlake Terrace (Lending)(7)	9,980	Leased	July 2027 (2)	$396
6100 219th St SW, Suite 400
Mountlake Terrace, WA 98043

Overlake	2,331	Leased	May 2021 (5)	$27
14808 NE 24th St, Suite D
Redmond, WA 98052

Port Angeles	2,267	Owned (6)	—	$402
134 W 8th St
Port Angeles, WA 98362

Port Townsend	10,157	Leased	September 2019 (4)	$140
734 Water St
Port Townsend, WA 98368

Poulsbo (Banking and Home Lending)	3,498	Owned	—	$2,709
21650 Market Place
Poulsbo, WA 98370

Puyallup	2,474	Owned	—	$1,217
307 W Stewart St
Puyallup, WA 98371

Sequim	8,866	Owned	—	$958
114 S Sequim Ave
Sequim, WA 98382

Bellevue Home Lending	4,068	Leased	March 2023 (5)	$2
1110 112th Ave NE, Suite 310
Bellevue, WA 98004

Everett Home Lending	3,020	Leased	December 2021 (5)	$132
2825 Colby Ave, Suite 205
Everett, WA 98201

Port Orchard Home Lending	1,000	Leased	May 2020	$27
450 Port Orchard Blvd, Suite 300
Port Orchard, WA 98366

Puyallup Home Lending	3,389	Leased	June 2019 (5)	$27
2910 S Meridian, Suite 180
Puyallup, WA 98373

Tri-Cities Home Lending	5,477	Leased	March 2020 (2)	$119
8486 West Gage Blvd, Suite A
Kennewick, WA 99336

(1)	Net book value includes investment in premises, equipment and leaseholds.
(2)	Lease provides for two five-year renewal options.
(3)	Lease provides for three five-year renewal options.
(4)	Lease provides for 17 five-year renewal options.
(5)	Lease provides for one five-year renewal option.
(6)	Lease on the parking lot expires February 2018.
(7)	Expanded lease for 3,389 additional square feet effective January 1, 2018, with rent concession through September 30, 2018.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Company at December 31, 2017 was $1.1 million.  Management has a business continuity plan in place with respect to the data processing system, as well as the Company’s operations as a whole.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW”.  At December 31, 2017, there were 3,680,152 shares of common stock issued and outstanding and approximately 135 shareholders of record based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers.

Common shares outstanding of 3,539,626 were calculated using shares outstanding of 3,680,152 at December 31, 2017, less 36,482 restricted stock shares, and 103,684 unallocated ESOP shares. Common shares of 2,861,135 were calculated using shares outstanding at period end of 3,059,503 at December 31, 2016, less 68,763 restricted stock shares, and 129,605 unallocated ESOP shares.

The tables below show the high and low closing prices and quarterly cash dividends for our common stock for the periods indicated.

			Cash dividends
Year Ended December 31, 2017	High	Low	declared and paid
First quarter	$38.90	$34.91	$0.10
Second quarter	45.85	37.00	0.11
Third quarter	53.10	42.70	0.11
Fourth quarter	57.87	50.27	0.11

			Cash dividends
Year Ended December 31, 2016	High	Low	declared and paid
First quarter	$26.28	$23.21	$0.07
Second quarter	26.00	24.41	0.10
Third quarter	29.50	25.26	0.10
Fourth quarter	37.94	28.00	0.10

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

The cash dividend policy is reviewed by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods.

Stock Repurchases. There were no stock repurchases by the Company during the fourth quarter 2017.

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ S&P 500 Index (U.S. Stock), SNL U.S. Bank NASDAQ Index, and the SNL Thrift Index. Total return assumes the reinvestment of all dividends and that the value of common stock and bank index was $100 on December 31, 2012.

Source: SNL Financial LC, Charlottesville, VA

Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/2017
FS Bancorp, Inc.	100.00	133.39	143.87	207.39	290.78	446.69
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
SNL Bank $500M-$1B	100.00	129.67	142.26	160.57	216.81	264.51
SNL Thrift $500M-$1B	100.00	122.91	143.41	170.78	212.70	267.23

Item 6. Selected Financial Data

The following table sets forth certain information concerning the Company’s consolidated financial position and results of operations at and for the dates indicated and have been derived from the audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”.

	At December 31,
(In thousands)	2017	2016	2015	2014	2013
Selected Financial Condition Data:
Total assets	$981,783	$827,926	$677,561	$509,754	$419,187
Loans receivable, net(1)	761,558	593,317	502,535	387,174	281,081
Loans held for sale, at fair value	53,463	52,553	44,925	25,983	11,185
Securities available-for-sale, at fair value	82,480	81,875	55,217	48,744	56,239
FHLB stock, at cost	2,871	2,719	4,551	1,650	1,702
Deposits	829,842	712,593	485,178	420,444	336,876
Borrowings	7,529	12,670	98,769	17,034	16,664
Subordinated note, net	9,845	9,825	9,805	—	—
Total stockholders’ equity	122,002	81,033	75,340	65,836	62,313

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Selected Operations Data:
Total interest and dividend income	$46,181	$38,020	$31,707	$24,842	$21,733
Total interest expense	4,933	4,163	3,658	2,702	2,178
Net interest income	41,248	33,857	28,049	22,140	19,555
Provision for loan losses	750	2,400	2,250	1,800	2,170
Net interest income after provision for loan losses	40,498	31,457	25,799	20,340	17,385
Service charges and fee income	3,548	3,391	1,977	1,762	1,807
Gain on sale of loans	17,985	19,058	14,672	7,577	6,371
Impairment of long-lived assets	—	—	—	(9)	—
Gain (loss) on sale of investment securities	380	146	76	(41)	264
Gain on sale of mortgage servicing rights	1,062	—	—	—	—
Earnings on cash surrender value of BOLI	274	282	216	187	83
Other noninterest income	825	692	652	557	390
Total noninterest income	24,074	23,569	17,593	10,033	8,915
Total noninterest expense	43,993	38,923	29,643	23,902	20,361
Income before provision for income taxes	20,579	16,103	13,749	6,471	5,939
Provision for income taxes	6,494	5,604	4,873	1,931	2,019
Net income	$14,085	$10,499	$8,876	$4,540	$3,920

(1)	Net of allowances for loan losses, loans in process and deferred loan costs, fees, premiums, and discounts.

	At or For the
	Year Ended December 31,
Selected Financial Ratios and Other Data	2017		2016	2015	2014	2013
Performance ratios:
Return on assets (ratio of net income to average total assets)	1.53%		1.31%	1.52%	1.00%	1.01%
Return on equity (ratio of net income to average equity)	14.80		13.84	12.73	7.19	6.43
Yield on average interest-earning assets	5.21		4.97	5.67	5.74	5.93
Rate paid on average interest-bearing liabilities	0.76		0.74	0.83	0.80	0.77
Interest rate spread information:
Average during period	4.45		4.23	4.84	4.94	5.16
Net interest margin(1)	4.65		4.43	5.01	5.12	5.33
Operating expense to average total assets	4.76		4.87	5.07	5.27	5.27
Average interest-earning assets to average
interest-bearing liabilities	136.88		135.96	127.09	128.30	129.73
Efficiency ratio(2)	67.35		67.78	64.95	74.29	71.52
Margin on loans sold (3)	2.50		2.64	2.58	2.31	2.37
Asset quality ratios:
Non-performing assets to total assets at end of period(4)	0.11%		0.09%	0.15%	0.08%	0.77%
Non-performing loans to total gross loans(5)	0.13		0.12	0.20	0.11	0.38
Allowance for loan losses to non-performing loans(5)	1,035.23		1,416.23	765.49	1,406.47	462.49
Allowance for loan losses to gross loans receivable	1.39		1.69	1.52	1.54	1.77
Capital ratios:
Equity to total assets at end of period	12.43%		9.79%	11.12%	12.92%	14.87%
Average equity to average assets	10.30		9.49	11.94	13.92	15.78
Other data:
Number of full service offices	11		11	7	7	7
Full-time equivalent employees	326		306	239	209	158
Net income per common share:
Basic	$4.55		$3.63	$2.98	$1.52	$1.29
Diluted	$4.28		$3.51	$2.93	$1.52	$1.29
Book values:
Book value per common share	$34.47	(10)	$28.32 (9)	$25.18 (8)	$22.48 (7)	$20.55 (6)

(1)	Net interest income divided by average interest-earning assets.
(2)	Total noninterest expense as a percentage of net interest income and total other noninterest income.
(3)	Cash margins on loans sold net of deferred fees/costs.
(4)	Non-performing assets consists of non-performing loans (which include non-accruing loans and accruing loans more than 90 days past due), foreclosed real estate and other repossessed assets.
(5)	Non-performing loans consists of non-accruing loans and accruing loans more than 90 days past due.
(6)	Book value per common share was calculated using shares outstanding of 3,240,125 at December 31, 2013, less unallocated employee stock ownership plan (“ESOP”) shares of 207,368.
(7)	Book value per common share was calculated using shares outstanding of 3,235,625 at December 31, 2014, less 125,105 shares of restricted stock, and unallocated ESOP shares of 181,447.
(8)	Book value per common share was calculated using shares outstanding of 3,242,120 at December 31, 2015, less 94,684 shares of restricted stock, and unallocated ESOP shares of 155,526.
(9)	Book value per common share was calculated using shares outstanding of 3,059,503 at December 31, 2016, less 68,763 shares of restricted stock, and unallocated ESOP shares of 129,605.
(10)	Book value per common share was calculated using shares outstanding of 3,680,152 at December 31, 2017, less 36,842 shares of restricted stock, and unallocated ESOP shares of 103,684.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8 of this Form 10‑K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10‑K.

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

The Company is a diversified lender with a focus on the origination of indirect home improvement loans, also referred to as fixture secured loans, commercial real estate mortgage loans, home loans, commercial business loans and second mortgage/home equity loan products. Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations, is a large portion of the loan portfolio and have traditionally been the mainstay of our lending strategy. At December 31, 2017, consumer loans represented 27.0% of the Company’s total gross loan portfolio, down from 28.9% at December 31, 2016, as real estate loan originations have increased at a faster pace than consumer loan originations during the year ended December 31, 2017.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $92.8 million, or approximately 6,000 loans during the year ended December 31, 2017, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, California, Idaho, and Colorado with six contractor/dealers responsible for 56.7% of the funded loans dollar volume. See “Item 1A. Risk Factors - Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers” of this Form 10‑K.

Since 2012, the Company has had an emphasis on diversifying lending products by expanding commercial real estate, commercial business and residential lending, while maintaining the current size of the consumer loan portfolio. The Company’s lending strategies are intended to take advantage of: (1) historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities and the availability of experienced bankers, and (3) strength in relationship lending. Retail deposits will continue to serve as an important funding source. See “Item 1. Business: Lending Activities” and “Item 1A. Risk Factors - Risks Related to Our Business” of this Form 10‑K.

Recently, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory has resulted in our significantly increasing originations of construction loans for properties located in our market areas. We anticipate that construction and development lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction and development lending by concentrating our efforts on loans to builders and developers in our market areas known to us. Originations of construction and development loans increased to $123.3 million in 2017 from $73.7 million in 2016. These short term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term. At December 31, 2017, outstanding construction and development loans totaled $143.1 million, or 18.5%, of the gross loan portfolio and consisted of loans for residential and commercial construction projects, primarily for vertical construction and $11.5 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2017, was $222.0 million as compared to $154.3 million at December 31, 2016.

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

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of servicing rights, derivatives and hedging activity, and the accounting for deferred income taxes. The Company’s accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

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

Deferred tax liabilities occur when taxable income is smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax liabilities are temporary differences payable in future periods. The Company had a net deferred tax liability of $607,000, and $1.2 million, at December 31, 2017 and 2016, respectively.

Our Business and Operating Strategy and Goals

The Company’s primary objective is to operate 1st Security Bank of Washington as a well capitalized, profitable, independent, community-oriented financial institution, serving customers in its primary market area defined generally as the greater Puget Sound market area. The Company’s strategy is to provide innovative products and superior customer service to small businesses, industry and geographic niches, and individuals located in its primary market area.  Services are currently provided to communities through the main office and 11 full-service bank branches, and are supported with 24/7 access to on-line banking and participation in a worldwide ATM network.

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

Growing and diversifying the loan portfolio and revenue streams. The Company is transitioning lending activities from a predominantly consumer-driven model to a more diversified consumer and business model by emphasizing three key lending initiatives: expansion of commercial business lending programs, increasing in-house originations of residential mortgage loans primarily for sale into the secondary market through the mortgage banking program; and commercial real estate lending. Additionally, the Company seeks to diversify the loan portfolio by increasing lending to small businesses in the market area, as well as residential construction lending.

Maintaining strong asset quality.   The Company believes that strong asset quality is a key to long-term financial success. The percentage of non-performing loans to total gross loans and the percentage of non-performing assets to total assets were each unchanged at 0.1% for both December 31, 2017 and 2016, respectively.  The Company has actively managed the delinquent loans and non-performing assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Company also began emphasizing consumer loan originations to borrowers with higher credit scores, generally credit scores over 720 (although the policy allows us to go lower), which has led to lower charge-offs in recent periods. Although the Company plans to place more emphasis on certain lending products, such as commercial and multi-family real estate loans, construction and development loans, including speculative residential construction loans, and commercial business loans, while growing the current size of the one-to-four-family residential mortgage loans and the consumer loan portfolios, the Company continues to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

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

Expanding the Company’s markets. In addition to deepening relationships with existing customers, the Company intends to expand business to new customers by leveraging the Company’s well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. The Company also intends to pursue expansion in other market areas through selective growth of the home lending network. As an example, through the Branch Purchase, the Company expanded its retail market area onto the Olympic Peninsula into the communities of Port Angeles, Sequim, Port Townsend, and Hadlock, Washington. See Note 2 to the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Assets. Total assets increased $153.9 million, or 18.6%, to $981.8 million at December 31, 2017, from $827.9 million at December 31, 2016, primarily the result of an increase in loans receivable, net of $168.2 million, certificates of deposit at other financial institutions of $2.9 million, accrued interest of $1.0 million, and loans held for sale of $910,000, partially offset by a decrease in total cash and cash equivalents of $17.5 million and servicing rights of $1.7 million. The increase in assets was primarily funded by growth in deposits and net proceeds from an underwritten public offering completed in the third quarter of 2017.

Loans receivable, net, increased $168.2 million, or 28.4%, to $761.6 million at December 31, 2017, from $593.3 million at December 31, 2016. The increase in loans receivable, net was primarily a result of a $108.1 million increase in total real estate loans, including increases in one-to-four-family loans of $39.6 million, multi-family loans of $6.9 million, construction and development loans of $48.6 million, commercial real estate loans of $7.7 million, and home equity loans of $5.2 million, as well as increases in commercial business loans of $26.0 million, and consumer loans of $33.9 million.

Loans held for sale, consisting of one-to-four-family loans, increased by $910,000, or 1.7%, to $53.5 million at December 31, 2017, compared to $52.6 million for the prior year due to the increase in fair value and the timing difference between loan fundings and loan sale settlements. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes.

One-to-four-family originations, including $698.5 million loans held for sale, $105.2 million portfolio loans including first and second liens, and $8.4 million loans brokered to other institutions, increased 4.1% to $812.1 million during the year ended December 31, 2017, compared to $779.8 million for the prior year. The growth in originations was a result of increased purchase activity associated with the strong home purchase demand in the Pacific Northwest.  Originations of one-to-four-family loans to purchase a home (purchase production) increased by $109.1 million, or 21.2% with $624.3 million in loan purchase production closing during the year ended December 31, 2017, up from $515.2 million for the year ended December 31, 2016.  One-to-four-family loan originations for refinance (refinance production) decreased $77.5 million, or 29.3% with $186.9 million in refinance production closing during the year ended December 31, 2017, down from $264.4 million for the year ended December 31, 2016.

The allowance for loan losses (“ALLL”) at December 31, 2017 was $10.8 million, or 1.4% of gross loans receivable, excluding loans held for sale, compared to $10.2 million, or 1.7% of gross loans receivable, excluding loans held for sale, at December 31, 2016. Substandard loans decreased $1.6 million, or 19.3%, to $6.5 million at December 31, 2017, compared to $8.0 million at December 31, 2016. The $1.6 million decrease in substandard loans was primarily due to the sale of a $1.9 million shared national credit with a slight discount to book value charged off against the ALLL in the third quarter of 2017.  Non-performing loans, consisting solely of non-accruing loans, increased $318,000, or 44.1%, to $1.0 million at December 31, 2017, from $721,000 at December 31, 2016.  At December 31, 2017, non-performing loans consisted of $551,000 of commercial business loans, $293,000 of residential real estate loans, and $195,000 of consumer loans.

Non-performing loans to total gross loans were unchanged at 0.1% at both December 31, 2017 and 2016, respectively. There was no other real estate owned at December 31, 2017 and 2016. See “Item 1. Business - Lending Activities - Asset Quality” of this Form 10‑K for additional information regarding the Company’s non-performing loans.

During the second quarter of 2017, the Company sold $564.8 million of the MSA with a MSR book value of $4.8 million and generated an associated gain of $1.1 million.  Under regulatory capital guidelines, MSAs are limited to 10% of the Bank’s common equity Tier 1 capital.  MSAs in excess of the 10% threshold must be deducted from common equity for regulatory capital purposes. The sale of this asset allows the Bank to remain below the maximum 10% regulatory capital limitation with the expectation that continued MSAs will be generated from future residential loan sales.

Liabilities. Total liabilities increased $112.9 million, or 15.1%, to $859.8 million at December 31, 2017, from $746.9 million at December 31, 2016.  Deposits increased $117.2 million, or 16.5% to $829.8 million at December 31, 2017, from $712.6 million at December 31, 2016. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $87.7 million, or 40.1%, to $306.8 million at December 31, 2017, from $219.0 million at December 31, 2016. Money market and savings accounts increased $3.0 million, or 1.0%, to $300.8 million at December 31, 2017, from $297.8 million at December 31, 2016. Time deposits increased $26.5 million, or 13.6%, to $222.3 million at December 31, 2017, from $195.7 million at December 31, 2016. Non-retail certificates of deposit which includes brokered certificates of deposit, online certificates of deposit, and public funds, increased $6.3 million, or 10.5%, to $66.5 million, at December 31, 2017, compared to $60.2 million at December 31, 2016. Management remains focused on growth in lower cost relationship-based deposits to fund long-term asset growth.

At December 31, 2017, borrowings decreased $5.1 million, or 40.6%, to $7.5 million from $12.7 million at December 31, 2016, primarily due to the repayment of FHLB fixed rate advances.

Stockholders’ Equity. Total stockholders’ equity increased $41.0 million, or 50.6%, to $122.0 million at December 31, 2017, from $81.0 million at December 31, 2016.  The increase in stockholders’ equity was primarily from net proceeds of $25.6 million from an underwritten public offering completed in the third quarter of 2017 and net income of $14.1 million.  Book value per common share was $34.47 at December 31, 2017, compared to $28.32 at December 31, 2016.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2017. Income and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31,	Year Ended December 31,
	2017	2017			2016			2015
		Average	Interest		Average	Interest		Average	Interest
	Yield/	Balance	Earned	Yield/	Balance	Earned	Yield/	Balance	Earned	Yield/
(Dollars in thousands)	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net and loans held for sale (1)	5.75%	$749,179	$43,457	5.80%	$618,557	$35,772	5.78%	$490,774	$30,418	6.20%
Mortgage-backed securities	2.42	46,178	996	2.16	38,515	793	2.06	18,975	380	2.00
Investment securities	2.53	41,534	1,000	2.41	41,378	895	2.16	30,068	669	2.22
FHLB stock	3.59	3,617	112	3.10	2,047	50	2.44	2,201	42	1.91
Interest-bearing deposits at other financial institutions	1.52	45,913	616	1.34	64,165	510	0.79	17,473	198	1.13
Total interest-earning assets (1)	5.30%	886,421	46,181	5.21%	764,662	38,020	4.97%	559,491	31,707	5.67%

Interest-bearing liabilities:
Savings and money market	0.43%	315,635	1,260	0.40%	280,660	1,019	0.36%	186,151	982	0.53%
Interest-bearing checking	0.20	88,060	128	0.15	53,310	27	0.05	30,740	25	0.08
Certificates of deposit	1.18	207,446	2,532	1.22	192,347	2,208	1.15	182,263	2,222	1.22
Borrowings	1.36	26,608	334	1.26	26,278	226	0.86	38,960	285	0.73
Subordinated note	6.80	9,834	679	6.90	9,814	683	6.96	2,120	144	6.79
Total interest-bearing liabilities	0.75%	647,583	4,933	0.76%	562,409	4,163	0.74%	440,234	3,658	0.83%

Net interest income			$41,248			$33,857			$28,049
Net interest rate spread	4.56%			4.45%			4.23%			4.84%
Net earning assets		$238,838			$202,253			$119,257
Net interest margin	N/A			4.65%			4.43%			5.01%
Average interest-earning assets to average interest-bearing liabilities		136.88%			135.96%			127.09%

(1)	The average loans receivable, net balances include non-accruing loans.

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

	Year Ended December 31, 2017 vs. 2016			Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable, net and loans held for sale(1)	$7,554	$131	$7,685	$7,920	$(2,566)	$5,354
Mortgage-backed securities	158	45	203	391	22	413
Investment securities	3	102	105	252	(26)	226
FHLB stock	38	24	62	(3)	11	8
Interest-bearing deposits at other financial institutions	(145)	251	106	529	(217)	312
Total interest-earning assets(1)	$7,608	$553	$8,161	$9,089	$(2,776)	$6,313

Interest-bearing liabilities:
Savings and money market	$127	$114	$241	$499	$(462)	$37
Interest-bearing checking	18	83	101	18	(16)	2
Certificates of deposit	173	151	324	123	(137)	(14)
Borrowings	3	105	108	(93)	34	(59)
Subordinated note	1	(5)	(4)	523	16	539
Total interest-bearing liabilities	$322	$448	$770	$1,070	$(565)	$505

Net change in interest income			$7,391			$5,808

(1)	The average loans receivable, net balances include non-accruing loans.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

General.  Net income for the year ended December 31, 2017, increased $3.6 million, or 34.2%, to $14.1 million, from $10.5 million for the year ended December 31, 2016. The increase in net income was primarily a result of an $8.2 million, or 21.5% increase in interest income, a $1.7 million reduction in the provision for loan losses, and a $505,000, or 2.1% increase in noninterest income, partially offset by a $5.1 million, or 13.0% increase in noninterest expense, an $890,000, or 15.9% increase in the provision for income tax expense, and a $770,000, or 18.5% increase in interest expense.

Net Interest Income.  Net interest income increased $7.4 million, or 21.8%, to $41.2 million for the year ended December 31, 2017, from $33.9 million for the year ended December 31, 2016. The increase in net interest income was primarily attributable to a $7.7 million, or 21.5% increase in loan receivable interest income resulting from a $130.6 million increase in average loans receivable, net and loans held for sale over the last year, and a $476,000, or 21.2% increase in interest and dividends on investment securities, and cash and cash equivalents, partially offset by a $770,000 or 18.5% increase in total interest expense.

The net interest margin (“NIM”) increased 22 basis points to 4.65% for the year ended December 31, 2017, from 4.43% for the same period last year. The increased NIM reflects continued growth in higher yielding loans, and reductions in securities AFS and cash and cash equivalents.  The average cost of funds for total interest-bearing liabilities increased two basis points to 0.76% for the year ended December 31, 2017, from 0.74% for the year ended December 31, 2016.  Management remains focused on matching deposit duration with the duration of earning assets where appropriate.

Interest Income.  Interest income for the year ended December 31, 2017, increased $8.2 million, or 21.5%, to $46.2 million, from $38.0 million for the year ended December 31, 2016. The increase during the year was primarily attributable to an increase in the average balance of loans receivable, net and loans held for sale to $749.2 million for the year ended December 31, 2017, compared to $618.6 million for the year ended December 31, 2016, and a 24 basis point increase in the average yield on interest-earning assets to 5.21% during the year ended December 31, 2017, from 4.97% for the prior year. The increase in average yield on interest-earning assets compared to the prior year primarily reflects the growth in the loan portfolio and the proportionally larger level of loans in the average interest-earning asset mix. The average yield on loans receivable, net and loans held for sale increased to 5.80% during the year ended December 31, 2017, from 5.78% for the prior year.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
	Average		Average		Increase in
	Balance		Balance		Interest
(Dollars in thousands)	Outstanding	Yield/Rate	Outstanding	Yield/Rate	Income
Loans receivable, net and loans held for sale (1)	$749,179	5.80%	$618,557	5.78%	$7,685
Mortgage-backed securities	46,178	2.16	38,515	2.06	203
Investment securities	41,534	2.41	41,378	2.16	105
FHLB stock	3,617	3.10	2,047	2.44	62
Interest-bearing deposits at other financial institutions	45,913	1.34	64,165	0.79	106
Total interest-earning assets	$886,421	5.21%	$764,662	4.97%	$8,161

(1)	The average loans receivable, net balances include non-accruing loans.

Interest Expense.  Interest expense increased $770,000, or 18.5%, to $4.9 million for the year ended December 31, 2017, from $4.2 million for the prior year. The increase was primarily attributable to an increase in interest expense on deposits of $666,000, and an increase in interest on borrowings of $108,000. The average cost of funds for total interest-bearing liabilities increased two basis points to 0.76% for the year ended December 31, 2017, compared to 0.74% for the year ended December 31, 2016.  The average cost of deposits (excluding noninterest-bearing deposits) slightly increased two basis points to 0.50% for the year ended December 31, 2017, compared to 0.48% for the year ended December 31, 2016, reflecting rising interest rates over the last year and the increase in non-retail certificates of deposit.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016		Increase
	Average		Average		(Decrease) in
	Balance		Balance		Interest
(Dollars in thousands)	Outstanding	Yield	Outstanding	Yield	Expense
Savings and money market	$315,635	0.40%	$280,660	0.36%	$241
Interest-bearing checking	88,060	0.15	53,310	0.05	101
Certificates of deposit	207,446	1.22	192,347	1.15	324
Borrowings	26,608	1.26	26,278	0.86	108
Subordinated note	9,834	6.90	9,814	6.96	(4)
Total interest-bearing liabilities	$647,583	0.76%	$562,409	0.74%	$770

Provision for Loan Losses.  The provision for loan losses was $750,000 for the year ended December 31, 2017, compared to $2.4 million for the year ended December 31, 2016. The decrease in the provision was primarily a result of the relatively low levels of charge-offs, delinquencies, nonperforming and classified loans, as well as the increasing percentage of real estate loans compared to consumer loans and improving real estate values in our market areas reducing the increase in the provision for loan losses required for loan growth. Substandard loans decreased $1.6 million, or 19.3%, to $6.5 million at December 31, 2017, compared to $8.0 million at December 31, 2016. The decrease in substandard loans from one year ago was primarily due to the sale of a $1.9 million shared national credit as discussed above. Non-performing loans increased to $1.0 million, or 0.1% of total gross loans at December 31, 2017, compared to $721,000, or 0.1% of total gross loans at December 31, 2016. During the year ended December 31, 2017, net charge-offs totaled $205,000 compared to net recoveries of $26,000 during the year ended December 31, 2016.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2017 and 2016:

	At or For the Year Ended December 31,
(Dollars in thousands)	2017	2016
Provision for loan losses	$750	$2,400
Net charge-offs (recoveries)	$205	$(26)
Allowance for loan losses	$10,756	$10,211
Allowance for loan losses as a percentage of total gross loans receivable at the end of the year	1.4%	1.7%
Non-accrual and 90 days or more past due loans	$1,039	$721
Allowance for loan losses as a percentage of non-performing loans at end of year	1,035.2%	1,416.2%
Non-accrual and 90 days or more past due loans as a percentage of gross loans receivable at the end of the year	0.1%	0.1%
Total gross loans	$773,445	$605,415

Management considers the allowance for loan losses at December 31, 2017, to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income increased $505,000, or 2.1%, to $24.1 million for the year ended December 31, 2017, from $23.6 million for the year ended December 31, 2016. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31,		Increase/(Decrease)
(Dollars in thousands)	2017	2016	Amount	Percent
Service charges and fee income	$3,548	$3,391	$157	4.6%
Gain on sale of loans	17,985	19,058	(1,073)	(5.6)
Gain on sale of investment securities	380	146	234	160.3
Gain on sale of mortgage servicing rights	1,062	—	1,062	100.0
Earnings on cash surrender value of BOLI	274	282	(8)	(2.8)
Other noninterest income	825	692	133	19.2
Total noninterest income	$24,074	$23,569	$505	2.1%

The increase during the period was primarily due to increases in gain on sale of mortgage servicing rights of $1.1 million, gain on sale of investment securities of $234,000 and increased service charges and fee income of $157,000, partially offset by a decrease in gain on sale of loans of $1.1 million. The gain on sale of loans included a reduction in the favorable fair-value adjustment on derivative financial instruments (commitments to extend credit, commitments to sell loans, mortgage backed securities trades and option contracts) and reflects a reduction of gain on sale margins associated with the product mix in the Pacific Northwest. For the year ended December 31, 2017, we recorded a net gain of $2.3 million for changes in the valuation of derivatives carried at fair value, compared to a net gain of $3.1 for the year ended December 31, 2016, which are included in gain on sale of loans. These adjustments in fair value primarily reflect changes in loan volume and interest rate lock commitments issued as a result of subsequent changes in the level of market interest rates. See Note 17 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K. During the year ended December 31, 2017, the Company originated $812.1 million of one-to-four-family consumer mortgages during 2017 and sold $698.6 million to secondary mortgage market investors, and $19.4 million to another financial institution, compared to sales of $711.7 million during the year ended December 31, 2016. In addition, the margin on loans sold decreased to 2.50% for the year ended December 31 2017, from 2.64% a year ago.

Noninterest Expense.  Noninterest expense increased $5.1 million, or 13.0%, to $44.0 million for the year ended December 31, 2017, compared to $38.9 million for the year ended December 31, 2016. The following table provides an analysis of the changes in the components of noninterest expense:

			Increase
	Year Ended December 31,		(Decrease)
(Dollars in thousands)	2017	2016	Amount	Percent
Salaries and benefits	$26,595	$21,982	$4,613	21.0%
Operations	6,205	6,000	205	3.4
Occupancy	2,672	2,404	268	11.1
Data processing	2,521	2,134	387	18.1
Gain on sale of OREO	—	(150)	150	100.0
Loan costs	2,652	2,505	147	5.9
Professional and board fees	1,697	1,943	(246)	(12.7)
FDIC insurance	535	487	48	9.9
Marketing and advertising	716	710	6	0.8
Acquisition costs	—	389	(389)	(100.0)
Amortization of core deposit intangible	400	522	(122)	(23.4)
Recovery on servicing rights	—	(3)	3	100.0
Total noninterest expense	$43,993	$38,923	$5,070	13.0%

At December 31, 2017, the Company employed 326 full-time equivalent employees compared to 306 at December 31, 2016.  Salaries and benefits increased $4.6 million, or 21.0%, which included $1.4 million of commissions and incentives for the loan production staff reflecting our increased loan production, as well as $593,000 of employee stock option plan expense due to the significant increase in our stock price over the last year. Other year over year changes in expenses include a $387,000, or 18.1% increase in data processing, a $268,000, or 11.1% increase in occupancy, a $205,000, or 3.4% increase in operations costs, and a $147,000, or 5.9% increase in loan costs, partially offset by a $389,000, or 100.0% decrease in acquisition costs, and a $246,000, or 12.7% decrease in professional and board fees. There was no gain on the sale of OREO in the current year to offset the increase in expenses as compared to $150,000 last year.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, slightly improved to 67.4% for the year ended December 31, 2017, compared to 67.8% for the year ended December 31, 2016. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate income.

Provision for Income Tax.  During the year ended December 31, 2017, the Company recorded a provision for income tax expense of $6.5 million compared to $5.6 million for the year ended December 31, 2016 reflecting both higher pre-tax income and a tax benefit recognized as a result of the Tax Act. The Tax Act required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the Company recognized $396,000 in tax benefit due to a net deferred tax liability position. At December 31, 2017 and 2016, there was a $607,000 and $1.2 million net deferred tax liability, respectively. The effective tax rate for the year ended December 31, 2017 was 31.6%, compared to 35.1% for the year ended December 31, 2016. For future periods, the Company will be using an estimated tax rate of 21.5% to account for its federal and state income tax expense. See Note 11 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

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

The table presented below, as of December 31, 2017, is an analysis prepared for 1st Security Bank of Washington by Olson Research Associates, Inc. utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. No rates in the model are allowed to go below zero. Given the low interest rate environment, reduction in rates by 200 and 300 basis points are not reported. The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur. The current targeted Fed Funds rate is a range of 1.25 to 1.50% making a 200 and 300 basis point decrease impossible.

Change in	December 31, 2017
Interest	Net Interest Income
Rates in Basis Points	Amount	Change	Change
	(Dollars in thousands)
300bp	$45,340	$1,475	3.36%
200bp	45,269	1,404	3.20
100bp	44,748	883	2.01
0bp	43,865	—	—
(100)bp	42,011	(1,854)	(4.23)

In managing the assets/liability mix the Company typically places an equal emphasis on maximizing net interest margin and matching the interest rate sensitivity of the assets and liabilities. From time to time, however, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, the Company may place somewhat greater emphasis on maximizing net interest margin than on strict dollar for dollar categories matching the interest rate sensitivity of the assets and liabilities. Management also believes that the increased net income which may result from a prepayment assumption denied mismatch in the actual maturity or repricing of the asset and liability portfolios can, during periods of changing interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that 1st Security Bank of Washington’s level of interest rate risk is acceptable under this approach.

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

At December 31, 2017, the Bank’s total borrowing capacity was $209.7 million with the FHLB of Des Moines, with unused borrowing capacity of $201.0 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At December 31, 2017, the Bank held approximately $318.5 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $99.1 million, and a combined credit limit of $43.0 million in written Fed Funds lines of credit through correspondent banking relationships as of December 31, 2017. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At December 31, 2017, the Bank held approximately $203.3 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At December 31, 2017, $7.5 million in FHLB advances and FHLB Fed Funds were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, and Fed Funds lines of credit. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $167.0 million as of December 31, 2017. Total brokered deposits as of December 31, 2017 were $59.3 million. Management utilizes brokered deposits to mitigate interest rate risk exposure where appropriate.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2017, the approved outstanding loan commitments, including unused lines of credit, amounted to $284.9 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2017, totaled $108.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for the FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2017, FS Bancorp, Inc. had $5.2 million in “unrestricted” cash to meet liquidity needs.

Off-Balance Sheet Activities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 12 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

A summary of off-balance sheet commitments to extend credit at December 31, 2017 was as follows:

(In thousands)
Off-balance sheet loan commitments:
Real estate secured (1)	$111,202
Commercial business loans	130,755
Home equity loans and lines of credit	32,889
Consumer loans	10,041
Total commitments to extend credit	$284,887

(1)	Includes held for sale interest rate lock commitments.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2017, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at December 31, 2017, the Bank was considered to be well capitalized. At December 31, 2017, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 (“CET1”) capital ratios of 12.6%, 15.0%, 16.3%, and 15.0%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 14 to the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

During the third quarter of 2017, the Company raised gross proceeds of $27.6 million from an underwritten public offering for the sale of 587,234 shares of its common stock with net proceeds after underwriting fees and costs of $25.6 million.  Capital proceeds receive from the offering were used to fund the majority of a $26.0 million contribution to the Bank at the end of the third quarter of 2017 to provide additional capital for growth planned over the next 24 months.

For a bank holding company with less than $1 billion in consolidated assets, such as FS Bancorp, Inc., the capital guidelines apply on a bank only basis and the Federal Reserve requires the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, at December 31, 2017, FS Bancorp, Inc. would have exceeded all regulatory capital requirements.

The following table compares 1st Security Bank of Washington’s actual capital amounts at December 31, 2017, to its minimum regulatory capital requirements at that date:

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total risk-based capital
(to risk-weighted assets)	$133,967	16.25%	$65,965	8.00%	$76,272	9.25%	$82,456	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$123,651	15.00%	$49,474	6.00%	$59,781	7.25%	$65,965	8.00%
Tier 1 leverage capital
(to average assets)	$123,651	12.61%	$39,233	4.00%	N/A	N/A	$49,041	5.00%
CET1 capital
(to risk-weighted assets)	$123,651	15.00%	$37,105	4.50%	$47,412	5.75%	$53,597	6.50%

Recent Accounting Pronouncements

For a discussion of recent accounting standards, please see Note 1 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk inherent in lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that are managed in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on the Company’s financial condition and result of operations. The information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management” of this Form 10‑K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

FS BANCORP, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

FS Bancorp, Inc.

Mountlake Terrace, Washington

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

Everett, Washington

March 16, 2018

We have served as the Company’s auditor since 2004.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(In thousands, except share data)

	2017	2016
ASSETS
Cash and due from banks	$3,043	$3,590
Interest-bearing deposits at other financial institutions	15,872	32,866
Total cash and cash equivalents	18,915	36,456
Certificates of deposit at other financial institutions	18,108	15,248
Securities available-for-sale, at fair value	82,480	81,875
Loans held for sale, at fair value	53,463	52,553
Loans receivable, net	761,558	593,317
Accrued interest receivable	3,566	2,524
Premises and equipment, net	15,458	16,012
Federal Home Loan Bank (“FHLB”) stock, at cost	2,871	2,719
Bank owned life insurance (“BOLI”), net	10,328	10,054
Servicing rights, held at the lower of cost or fair value	6,795	8,459
Goodwill	2,312	2,312
Core deposit intangible, net	1,317	1,717
Other assets	4,612	4,680
TOTAL ASSETS	$981,783	$827,926
LIABILITIES
Deposits:
Noninterest-bearing accounts	$186,890	$155,053
Interest-bearing accounts	642,952	557,540
Total deposits	829,842	712,593
Borrowings	7,529	12,670
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(155)	(175)
Total subordinated note less unamortized debt issuance costs	9,845	9,825
Deferred tax liability, net	607	1,161
Other liabilities	11,958	10,644
Total liabilities	859,781	746,893
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,680,152 and 3,059,503 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	37	31
Additional paid-in capital	55,135	27,334
Retained earnings	68,422	55,584
Accumulated other comprehensive loss, net of tax	(475)	(536)
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(1,117)	(1,380)
Total stockholders’ equity	122,002	81,033
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$981,783	$827,926

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

(In thousands, except earnings per share data)

	2017	2016
INTEREST INCOME
Loans receivable, including fees	$43,457	$35,772
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	2,724	2,248
Total interest and dividend income	46,181	38,020
INTEREST EXPENSE
Deposits	3,920	3,254
Borrowings	334	226
Subordinated note	679	683
Total interest expense	4,933	4,163
NET INTEREST INCOME	41,248	33,857
PROVISION FOR LOAN LOSSES	750	2,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,498	31,457
NONINTEREST INCOME
Service charges and fee income	3,548	3,391
Gain on sale of loans	17,985	19,058
Gain on sale of investment securities	380	146
Gain on sale of mortgage servicing rights (“MSR”)	1,062	—
Earnings on cash surrender value of BOLI	274	282
Other noninterest income	825	692
Total noninterest income	24,074	23,569
NONINTEREST EXPENSE
Salaries and benefits	26,595	21,982
Operations	6,205	6,000
Occupancy	2,672	2,404
Data processing	2,521	2,134
Gain on sale of other real estate owned (“OREO”)	—	(150)
Loan costs	2,652	2,505
Professional and board fees	1,697	1,943
Federal Deposit Insurance Corporation (“FDIC”) insurance	535	487
Marketing and advertising	716	710
Acquisition costs	—	389
Amortization of core deposit intangible	400	522
Recovery on servicing rights	—	(3)
Total noninterest expense	43,993	38,923
INCOME BEFORE PROVISION FOR INCOME TAXES	20,579	16,103
PROVISION FOR INCOME TAXES	6,494	5,604
NET INCOME	$14,085	$10,499
Basic earnings per share	$4.55	$3.63
Diluted earnings per share	$4.28	$3.51

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

(In thousands)

	2017	2016
Net Income	$14,085	$10,499
Other comprehensive income (loss), before tax:
Securities available-for-sale:
Unrealized holding gain (loss) during year	605	(804)
Income tax (provision) benefit related to unrealized holding gain	(213)	286
Reclassification adjustment for realized gain included in net income	(380)	(146)
Income tax provision related to reclassification for realized gain	133	50
Other comprehensive income (loss), net of tax	145	(614)
COMPREHENSIVE INCOME	$14,230	$9,885

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

(In thousands, except share data)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Income, Net of Tax	Shares	Equity
BALANCE, January 1, 2016	3,242,120	$32	$30,692	$46,175	$78	$(1,637)	$75,340
Net income	—	$—	—	10,499	—	—	$10,499
Dividends paid ($0.36 per share)	—	$—	—	(1,090)	—	—	$(1,090)
Share-based compensation	—	$—	783	—	—	—	$783
Restricted stock awards	4,500	$—	—	—	—	—	$—
Common stock repurchased	(198,167)	$(1)	(4,902)	—	—	—	$(4,903)
Stock options exercised	11,050	$—	186	—	—	—	$186
Other comprehensive loss, net of tax	—	$—	—	—	(614)	—	$(614)
ESOP shares allocated	—	$—	575	—	—	257	$832
BALANCE, December 31, 2016	3,059,503	$31	$27,334	$55,584	$(536)	$(1,380)	$81,033

BALANCE, January 1, 2017	3,059,503	$31	$27,334	$55,584	$(536)	$(1,380)	$81,033
Net income	—	$—	—	14,085	—	—	$14,085
Dividends paid ($0.41 per share)	—	$—	—	(1,331)	—	—	$(1,331)
Proceeds from public offering, net of offering expenses of $326,000	587,234	$6	25,612	—	—	—	$25,618
Share-based compensation	—	$—	634	—	—	—	$634
Common stock repurchased	(6,198)	$—	(275)	—	—	—	$(275)
Stock options exercised	39,613	$—	669	—	—	—	$669
Other comprehensive income, net of tax	—	$—	—	—	145	—	$145
ESOP shares allocated	—	$—	1,161	—	—	263	$1,424
Income tax rate differential	—	$—	—	84	(84)	—	$—
BALANCE, December 31, 2017	3,680,152	$37	$55,135	$68,422	$(475)	$(1,117)	$122,002

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

(In thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,085	$10,499
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	750	2,400
Depreciation, amortization and accretion	3,938	5,210
Compensation expense related to stock options and restricted stock awards	634	783
ESOP compensation expense for allocated shares	1,424	832
(Benefit) provision for deferred income taxes	(718)	206
Increase in cash surrender value of BOLI	(274)	(282)
Gain on sale of loans held for sale	(17,487)	(19,058)
Gain on sale of portfolio loans	(498)	—
Gain on sale of investment securities	(380)	(146)
Gain on sale of OREO	—	(150)
Gain on sale of MSR	(1,062)	—
Origination of loans held for sale	(698,504)	(718,864)
Proceeds from sale of loans held for sale	711,766	726,831
Recovery on servicing rights	—	(3)
Changes in operating assets and liabilities
Accrued interest receivable	(1,042)	(417)
Other assets	1,256	(7,326)
Other liabilities	1,196	3,073
Net cash from operating activities	15,084	3,588
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	39,103	13,577
Maturities, prepayments, sales, and calls	7,580	14,093
Purchases	(47,271)	(55,811)
Maturities of certificates of deposit at other financial institutions	1,240	292
Purchase of certificates of deposit at other financial institutions	(4,102)	(3,122)
Loan originations and principal collections, net	(155,793)	(95,043)
Purchase of portfolio loans	(38,950)	—
Proceeds from sale of portfolio loans	25,120	—
Proceeds from sale of other real estate owned, net	—	682
Purchase of premises and equipment, net	(1,016)	(3,595)
Proceeds from sale of MSR	4,827	—
FHLB stock, net	(152)	1,832
Net cash received from acquisition	—	180,356
Net cash (used by) from investing activities	(169,414)	53,261
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	117,249	47,059
Proceeds from borrowings	495,274	349,125
Repayments of borrowings	(500,415)	(435,225)
Dividends paid	(1,331)	(1,090)
Proceeds from stock options exercised	669	186
Common stock repurchased	(275)	(4,903)
Proceeds from issuance of common stock, net	25,618	—
Net cash from (used by) financing activities	136,789	(44,848)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,541)	12,001
CASH AND CASH EQUIVALENTS, beginning of year	36,456	24,455
CASH AND CASH EQUIVALENTS, end of year	$18,915	$36,456

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$4,904	$4,164
Income taxes	$8,100	$6,110
Assets acquired in acquisition of branches (Note 2)	$—	$181,575
Liabilities assumed in acquisition of branches (Note 2)	$—	$186,393
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities	$225	$(950)
Transfer portfolio loans to loans held for sale	$1,886	$—
Property received in settlement of loans	$—	$525
Retention of gross mortgage servicing rights from loan sales	$5,075	$4,194

See accompanying notes to these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -  FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 11 full-service bank branches and seven home loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, and Clallam counties, and one home loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Bank acquired four retail bank branches from Bank of America, National Association (“Bank of America”) (two in Clallam and two in Jefferson counties) on January 22, 2016, and these branches opened as 1st Security Bank branches on January 25, 2016. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

Segment Reporting - The Company operates in two business segments through the Bank: commercial and consumer banking and home lending.  The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses.  The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment.  This process is dynamic and is based on management’s view of the Company’s operations.  See “Note 19 – Business Segments”.

Subsequent Events - The Company has entered into a five year lease with two five year option renewals for a new retail branch location in Silverdale, Washington, expected to open in April 2018.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco (“FRB”) and have a maturity of 90 days or less at the time of purchase. At times, cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  At December 31, 2017 and 2016, the Company had $15,000 and $7.8 million, respectively, of cash and due from banks and interest-bearing deposits at other financial institutions in excess of FDIC insured limits. Because the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to any deposits in excess of FDIC limits to be minimal.

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

Federal Home Loan Bank Stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain an investment in capital stock of the FHLB in an amount of $994,000 and 4.0% of advances from the FHLB. The Bank’s required minimum level of investment in FHLB stock is based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2017 and 2016, the Bank’s minimum level of investment requirement in FHLB stock was $2.9 million and $2.7 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at December 31, 2017 and 2016.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at December 31, 2017 and 2016, respectively.

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

Allowance for Loan Losses - The allowance for loan losses is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off and increased by provisions charged to earnings and recoveries on loans previously charged-off. The allowance is based on management’s periodic, systematic evaluation of factors underlying the quality of the loan portfolio including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic and other conditions. The appropriateness of the allowance for loan losses is estimated based on these factors and trends identified by management at the time the financial statements are prepared.

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

Restricted Assets - Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2017 and 2016 were $18.2 million and $10.7 million, respectively, included in interest-bearing deposits at other financial institutions on the balance sheet.

Marketing and Advertising Costs - The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $716,000 and $710,000 for the years ended December 31, 2017 and 2016, respectively.

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

Goodwill - Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Goodwill was not recorded until the first quarter of 2016 in recognition of the four retail branches purchased from Bank of America. Subsequent to initial recognition, the Company tests goodwill for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. There was no goodwill impairment at December 31, 2017 or December 31, 2016.

Application of New Accounting Guidance

On October 1, 2017, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017‑04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to simplify the subsequent measurement of goodwill and the amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The application of this ASU did not have a material impact on the Company’s consolidated financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  SAB 118 provides guidance to registrants under three scenarios: (1) Measurement of certain income tax effects is complete, (2) Measurement of certain income tax effects can be reasonably estimated and (3) Measurement of certain income tax effects cannot be reasonably estimated.  SAB 118 provides a one year measurement period for the registrant to complete its accounting for certain income tax effects that are considered provisional or for which reasonable estimates cannot be made.  The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SAB 118.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014‑09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank holding company, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The Company’s analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company’s consolidated financial statements as substantially all of the Company’s revenues are excluded from the scope of the new guidance. The Company plans to adopt the new guidance on January 1, 2018, utilizing the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments - Overall (Subtopic 825‑10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require the exit price notion be used when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016‑01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements and the Company is implementing processes and procedures to ensure it is fully compliant with the disclosures requirements of this ASU related to fair value of its financial instruments beginning with the quarterly reporting period as of March 31, 2018.

In February 2016, FASB issued ASU No. 2016‑02, Leases (Topic 842). ASU No. 2016‑02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016‑02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, if adopted at December 31, 2017 based on current leases, management estimates that ASU 2016-02 would have increased the Consolidated Balance Sheets by an estimated $4.7 million from the present value of future lease obligations and would not have a material impact on our regulatory capital ratios.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings, however, until our evaluation is complete, the magnitude of the increase will be unknown.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. This ASU is intended to address the appropriate classification of eight specific cash flow issues on the cash flow statement.  Debt prepayment costs should be classified as an outflow for financing activities.  Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities.  Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities.  Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted and must be applied using retrospective transition method to each period presented.  Adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"). ASU 2018-02 eliminates the stranded tax effects within AOCI resulting from the application of current U.S. GAAP in response to the change in the U.S. corporate income tax rate from 35 percent to 21 percent as part of the Tax Act. Stranded tax effects unrelated to the Tax Act are released from AOCI using the security-by-security approach. The effective date of ASU 2018-02 is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted for public entities for which financial statements had not yet been issued. The Company elected to early adopt ASU 2018-02 effective for the year ended December 31, 2017, and applied the provisions retrospectively within our Consolidated Balance Sheets and Statements of Shareholders' Equity. This adoption resulted in a one-time reclassification of the effect of remeasuring deferred tax liabilities related to items, primarily unrealized gains and losses on investments, within AOCI to retained earnings resulting from the change in the U.S. corporate income tax rate. This reclassification resulted in a decrease to AOCI and an increase to retained earnings in the amount of $84,000 for the year ended December 31, 2017, with no net impact to total stockholders' equity.

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

Core deposit intangible

The core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $400,000 for the year ended December 31, 2017, and $522,000 for the same period in 2016. Amortization expense for core deposit intangible is expected to be as follows:

2018	307
2019	235
2020	181
2021	166
2022	166
Thereafter	262
Total	$1,317

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at December 31, 2017 and 2016:

	December 31, 2017
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$9,077	$49	$(11)	$9,115
Corporate securities	7,113	9	(96)	7,026
Municipal bonds	12,720	148	(82)	12,786
Mortgage-backed securities	40,161	63	(490)	39,734
U.S. Small Business Administration securities	14,014	—	(195)	13,819
Total securities available-for-sale	$83,085	$269	$(874)	$82,480

	December 31, 2016
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$8,150	$12	$(94)	$8,068
Corporate securities	7,654	14	(168)	7,500
Municipal bonds	15,183	164	(83)	15,264
Mortgage-backed securities	45,856	52	(713)	45,195
U.S. Small Business Administration securities	5,862	27	(41)	5,848
Total securities available-for-sale	$82,705	$269	$(1,099)	$81,875

At December 31, 2017, the Bank pledged nine securities held at the FHLB with a carrying value of $10.7 million to secure Washington State public deposits of $7.6 million with a $3.2 million collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at December 31, 2017 and 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$2,987	$(11)	$—	$—	$2,987	$(11)
Corporate securities	4,102	(15)	1,915	(81)	6,017	(96)
Municipal bonds	5,982	(82)	—	—	5,982	(82)
Mortgage-backed securities	7,262	(61)	20,635	(429)	27,897	(490)
U.S. Small Business Administration securities	11,876	(162)	1,943	(33)	13,819	(195)
Total	$32,209	$(331)	$24,493	$(543)	$56,702	$(874)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$6,998	$(94)	$—	$—	$6,998	$(94)
Corporate securities	5,048	(106)	1,438	(62)	6,486	(168)
Municipal bonds	6,741	(83)	—	—	6,741	(83)
Mortgage-backed securities	39,373	(713)	—	—	39,373	(713)
U.S. Small Business Administration securities	2,963	(41)	—	—	2,963	(41)
Total	$61,123	$(1,037)	$1,438	$(62)	$62,561	$(1,099)

There were 21 investments with unrealized losses of less than one year and 17 investments with unrealized losses of more than one year at December 31, 2017. There were 48 investments with unrealized losses of less than one year and two investments with unrealized losses of more than one year at December 31, 2016. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the

Company does not intend to sell these securities, and it is not likely to be required to sell these securities prior to maturity. No other-than-temporary impairment was recorded for the years ended December 31, 2017 and 2016.

The contractual maturities of securities available-for-sale at December 31, 2017 and 2016 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	December 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency securities
Due after one year through five years	$—	$—	$4,000	$3,956
Due after five years through ten years	4,079	4,124	4,150	4,112
Due after ten years	4,998	4,991	—	—
Subtotal	9,077	9,115	8,150	8,068
Corporate securities
Due after one year through five years	5,117	5,111	5,659	5,625
Due after five years through ten years	1,996	1,915	1,995	1,875
Subtotal	7,113	7,026	7,654	7,500
Municipal bonds
Due in one year or less	—	—	509	513
Due after one year through five years	2,001	2,026	5,326	5,386
Due after five years through ten years	4,111	4,206	7,476	7,492
Due after ten years	6,608	6,554	1,872	1,873
Subtotal	12,720	12,786	15,183	15,264
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	23,310	23,091	23,522	23,197
Federal Home Loan Mortgage Corporation (“FHLMC”)	10,818	10,629	14,950	14,662
Government National Mortgage Association (“GNMA”)	6,033	6,014	7,384	7,336
Subtotal	40,161	39,734	45,856	45,195
U.S. Small Business Administration securities
Due after five years through ten years	12,065	11,896	5,862	5,848
Due after ten years	1,949	1,923	—	—
Subtotal	14,014	13,819	5,862	5,848
Total	$83,085	$82,480	$82,705	$81,875

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the years ended December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$39,103	$413	$(33)

	December 31, 2016
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$13,577	$149	$(3)

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at December 31:

	2017	2016
REAL ESTATE LOANS
Commercial	$63,611	$55,871
Construction and development	143,068	94,462
Home equity	25,289	20,081
One-to-four-family (excludes loans held for sale)	163,655	124,009
Multi-family	44,451	37,527
Total real estate loans	440,074	331,950
CONSUMER LOANS
Indirect home improvement	130,176	107,759
Solar	41,049	36,503
Marine	35,397	28,549
Other consumer	2,046	1,915
Total consumer loans	208,668	174,726
COMMERCIAL BUSINESS LOANS
Commercial and industrial	83,306	65,841
Warehouse lending	41,397	32,898
Total commercial business loans	124,703	98,739
Total loans receivable, gross	773,445	605,415
Allowance for loan losses	(10,756)	(10,211)
Deferred costs, fees, premiums, and discounts, net	(1,131)	(1,887)
Total loans receivable, net	$761,558	$593,317

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

Construction and Development Lending. Loans originated by the Company for the construction of, and secured by, commercial real estate, one-to-four-family, and multi-family residences and tracts of land for development that are not pre-sold. A portion of the one-to-four-family construction portfolio is custom construction loans to the intended occupant of the residence.

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

Multi-family Lending. Apartment term lending (5 or more units) to current banking customers and community reinvestment loans for low to moderate income individuals in the Company’s footprint.

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

Solar. Fixture secured loans for solar related home improvement projects are originated by the Company through its network of contractors and dealers and are secured by the personal property installed in, on, or at the borrower’s real property, and which may be perfected with a UCC‑2 financing statement filed in the county of the borrower’s residence.

Marine. Loans originated by the Company secured by boats to borrowers primarily located in its market areas.

Other Consumer. Loans originated by the Company, including automobiles, recreational vehicles, direct home improvement loans, loans on deposits, and other consumer loans, primarily consisting of personal lines of credit.

Commercial Business Loans

Commercial and Industrial Lending. Loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Commercial and industrial loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

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

The following tables detail activities in the allowance for loan losses by loan categories for the years shown:

	At or For the Year Ended December 31, 2017
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$3,547	$2,082	$2,675	$1,907	$10,211
Provision for loan losses	1,253	884	(638)	(749)	750
Charge-offs	(65)	(832)	(33)	—	(930)
Recoveries	35	680	10	—	725
Net charge-offs	(30)	(152)	(23)	—	(205)
Ending balance	$4,770	$2,814	$2,014	$1,158	$10,756
Period end amount allocated to:
Loans individually evaluated for impairment	$21	$68	$—	$—	$89
Loans collectively evaluated for impairment	4,749	2,746	2,014	1,158	10,667
Ending balance	$4,770	$2,814	$2,014	$1,158	$10,756
LOANS RECEIVABLE
Loans individually evaluated for impairment	$348	$195	$551	$—	$1,094
Loans collectively evaluated for impairment	439,726	208,473	124,152	—	772,351
Ending balance	$440,074	$208,668	$124,703	$—	$773,445

	At or For the Year Ended December 31, 2016
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$2,874	$1,681	$1,396	$1,834	$7,785
Provision for loan losses	622	513	1,192	73	2,400
Charge-offs	(65)	(1,002)	—	—	(1,067)
Recoveries	116	890	87	—	1,093
Net recoveries (charge-offs)	51	(112)	87	—	26
Ending balance	$3,547	$2,082	$2,675	$1,907	$10,211
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,547	2,082	2,675	1,907	10,211
Ending balance	$3,547	$2,082	$2,675	$1,907	$10,211
LOANS RECEIVABLE
Loans individually evaluated for impairment	$194	$—	$—	$—	$194
Loans collectively evaluated for impairment	331,756	174,726	98,739	—	605,221
Ending balance	$331,950	$174,726	$98,739	$—	$605,415

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on non-accrual once the loan is 90 days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, or as required by regulatory authorities.

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans for the years ended December 31, 2017 and 2016:

	December 31, 2017
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$63,611	$63,611	$—
Construction and development	—	—	—	—	143,068	143,068	—
Home equity	122	—	136	258	25,031	25,289	151
One-to-four-family	142	—	—	142	163,513	163,655	142
Multi-family	—	—	—	—	44,451	44,451	—
Total real estate loans	264	—	136	400	439,674	440,074	293
CONSUMER LOANS
Indirect home improvement	255	215	99	569	129,607	130,176	195
Solar	49	19	—	68	40,981	41,049	—
Marine	—	—	—	—	35,397	35,397	—
Other consumer	—	—	—	—	2,046	2,046	—
Total consumer loans	304	234	99	637	208,031	208,668	195
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	551	—	551	82,755	83,306	551
Warehouse lending	—	—	—	—	41,397	41,397	—
Total commercial business loans	—	551	—	551	124,152	124,703	551
Total loans	$568	$785	$235	$1,588	$771,857	$773,445	$1,039

	December 31, 2016
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$55,871	$55,871	$—
Construction and development	—	—	—	—	94,462	94,462	—
Home equity	34	—	210	244	19,837	20,081	210
One-to-four-family	—	—	—	—	124,009	124,009	—
Multi-family	—	—	—	—	37,527	37,527	—
Total real estate loans	34	—	210	244	331,706	331,950	210
CONSUMER LOANS
Indirect home improvement	268	278	167	713	107,046	107,759	435
Solar	92	—	69	161	36,342	36,503	69
Marine	8	—	—	8	28,541	28,549	—
Other consumer	3	2	4	9	1,906	1,915	7
Total consumer loans	371	280	240	891	173,835	174,726	511
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	65,841	65,841	—
Warehouse lending	—	—	—	—	32,898	32,898	—
Total commercial business loans	—	—	—	—	98,739	98,739	—
Total loans	$405	$280	$450	$1,135	$604,280	$605,415	$721

There were no loans 90 days or more past due and still accruing interest at December 31, 2017 and 2016.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance was provided for the years ended December 31, 2017 and 2016:

	December 31, 2017
	Unpaid
	Principal		Recorded	Related
	Balance	Impairment	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$151	$—	$151	$—
One-to-four-family	67	(12)	55	—
Total real estate loans	218	(12)	206	—
Commercial business loans	551	—	551	—
	769	(12)	757	—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	142	—	142	21
Consumer loans	195	—	195	68
	337	—	337	89
Total	$1,106	$(12)	$1,094	$89

	December 31, 2016
	Unpaid
	Principal		Recorded	Related
	Balance	Impairment	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$137	$—	$137	$—
One-to-four-family	69	(12)	57	—
Total	$206	$(12)	$194	$—

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the years ended December 31, 2017 and 2016:

	At or For the Year Ended
	December 31, 2017		December 31, 2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$219	$—	$139	$1
One-to-four-family	56	3	57	3
Total real estate loans	275	3	196	4
Commercial business loans	551	24	—	—
	826	27	196	4
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	142	4	—	—
Consumer loans	281	16	—	—
	423	20	—	—
Total	$1,249	$47	$196	$4

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

The following tables summarize risk rated loan balances by category at the dates indicated:

	December 31, 2017
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$62,057	$—	$1,554	$—	$—	$—	$63,611
Construction and development	143,068	—	—	—	—	—	143,068
Home equity	25,138	—	—	151	—	—	25,289
One-to-four-family	163,513	—	—	142	—	—	163,655
Multi-family	44,451	—	—	—	—	—	44,451
Total real estate loans	438,227	—	1,554	293	—	—	440,074
CONSUMER LOANS
Indirect home improvement	129,981	—	—	195	—	—	130,176
Solar	41,049	—	—	—	—	—	41,049
Marine	35,397	—	—	—	—	—	35,397
Other consumer	1,998	—	—	48	—	—	2,046
Total consumer loans	208,425	—	—	243	—	—	208,668
COMMERCIAL BUSINESS LOANS
Commercial and industrial	76,942	—	425	5,939	—	—	83,306
Warehouse lending	40,724	673	—	—	—	—	41,397
Total commercial business loans	117,666	673	425	5,939	—	—	124,703
Total loans	$764,318	$673	$1,979	$6,475	$—	$—	$773,445

	December 31, 2016
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$53,234	$2,637	$—	$—	$—	$—	$55,871
Construction and development	94,462	—	—	—	—	—	94,462
Home equity	19,871	—	—	210	—	—	20,081
One-to-four-family	124,009	—	—	—	—	—	124,009
Multi-family	37,527	—	—	—	—	—	37,527
Total real estate loans	329,103	2,637	—	210	—	—	331,950
CONSUMER LOANS
Indirect home improvement	107,324	—	—	435	—	—	107,759
Solar	36,434	—	—	69	—	—	36,503
Marine	28,549	—	—	—	—	—	28,549
Other consumer	1,813	—	—	102	—	—	1,915
Total consumer loans	174,120	—	—	606	—	—	174,726
COMMERCIAL BUSINESS LOANS
Commercial and industrial	58,105	525	—	7,211	—	—	65,841
Warehouse lending	32,898	—	—	—	—	—	32,898
Total commercial business loans	91,003	525	—	7,211	—	—	98,739
Total loans	$594,226	$3,162	$—	$8,027	$—	$—	$605,415

There were no loans and a $43,000 mortgage loan collateralized by residential real estate property in the process of foreclosure at December 31, 2017 and 2016, respectively.

Related Party Loans

Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations.

Outstanding loan balances were as follows and were within regulatory limitations:

	At December 31,
	2017	2016
Beginning balance	$313	$—
Additions	351	313
Repayments	(9)	—
Ending balance	$655	$313

The aggregate maximum loan balances of extended credit were $819,000 and $469,000 at December 31, 2017 and 2016, respectively, and includes the ending balances from the tables above.

These loans and lines of credit were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability.

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of loans serviced for others were $778.9 million and $977.1 million at December 31, 2017 and 2016, respectively and are carried at the lower of cost or market.

During the year ended December 31, 2017, the Company sold a portion of its MSR with a book value of $4.8 million, generating an associated gain of $1.1 million.

The following table summarizes servicing rights activity for the years ended December 31, 2017 and 2016:

	2017	2016
Beginning balance	$8,459	$5,811
Additions	5,075	4,194
Sales	(4,751)	—
Servicing rights amortized	(1,988)	(1,549)
Recovery on servicing rights	—	3
Ending balance	$6,795	$8,459

The fair market value of the permanent servicing rights’ assets was $8.6 million and $11.7 million at December 31, 2017 and December 31, 2016, respectively. Fair value adjustments to servicing rights are mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of MSR at the dates indicated:

	At December 31,
	2017	2016
Key assumptions:
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	10.9%	8.8%
Weighted average life in years	6.7	7.9

Key economic assumptions and the sensitivity of the current fair value for single family MSR to immediate adverse changes in those assumptions at December 31, 2017 and December 31, 2016 were as follows:

		December 31, 2017	December 31, 2016
Aggregate portfolio principal balance		$775,093	$973,139
Weighted average rate of note		4.1%	3.9%

At December 31, 2017	Base	0.5%Adverse Rate Change	1.0%Adverse Rate Change
Conditional prepayment rate	10.9%	17.7%	24.5%
Fair value MSR	$8,602	$6,811	$5,614
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$8,602	$8,433	$8,271
Percentage of MSR	1.1%	1.1%	1.1%

At December 31, 2016	Base	0.5%Adverse Rate Change	1.0%Adverse Rate Change
Conditional prepayment rate	8.8%	12.8%	20.2%
Fair value MSR	$11,735	$9,991	$7,808
Percentage of MSR	1.2%	1.0%	0.8%

Discount rate	9.5%	10.0%	10.5%
Fair value MSR	$11,735	$11,480	$11,235
Percentage of MSR	1.2%	1.2%	1.2%

The above tables show the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan. The above tables reference a 50 basis point and 100 basis point decrease in note rates.

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

The Company recorded $2.2 million and $2.0 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage and commercial loans for the years ended December 31, 2017 and 2016, respectively. The income, net of amortization, is reported in noninterest income on the Consolidated Statements of Income.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017 and 2016 were as follows:

	2017	2016
Land	$2,028	$2,028
Buildings	8,611	8,611
Furniture, fixtures, and equipment	10,105	8,826
Leasehold improvements	2,108	2,102
Building improvements	4,545	4,537
Projects in process	189	467
Subtotal	27,586	26,571
Less accumulated depreciation and amortization	(12,128)	(10,559)
Total	$15,458	$16,012

Depreciation and amortization expense for these assets totaled $1.6 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively.

The Company leases premises and equipment under operating leases. Minimum net rental commitments under non-cancelable leases, having an original or remaining term of more than one year for future years, were as follows:

Years Ending December 31,
2018	$1,083
2019	1,019
2020	783
2021	650
2022	541
Thereafter	1,085
Total	$5,161

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs. Rental expense of leased premises and equipment was $1.1 million and $977,000 for the years ended December 31, 2017 and 2016, respectively, which is included in occupancy expense.

NOTE 7 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at and for the years ended December 31:

	2017	2016

Beginning balance	$—	$—
Net loans transferred to OREO	—	525
Capitalized costs	—	7
Gross proceeds from sale of OREO	—	(682)
Gain on sale of OREO	—	150
Ending balance	$—	$—

At December 31, 2017 and 2016, there were no OREO properties. There were no holding costs associated with OREO for the years ended December 31, 2017 and 2016, respectively.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at December 31:

	December 31,	December 31,
	2017(1)	2016(1)
Noninterest-bearing checking	$177,739	$145,377
Interest-bearing checking	119,872	63,978
Savings	72,082	54,996
Money market(2)	228,742	242,849
Certificates of deposit less than $100,000(3)	111,489	93,791
Certificates of deposit of $100,000 through $250,000	77,934	74,832
Certificates of deposit of $250,000 and over(4)	32,833	27,094
Escrow accounts related to mortgages serviced	9,151	9,676
Total	$829,842	$712,593

(1)	Includes $134.6 million of deposits acquired in the Branch Purchase at December 31, 2017 and $162.2 million at December 31, 2016.
(2)	Includes $6.5 million of brokered deposits at December 31, 2017 and none at December 31, 2016.
(3)	Includes $59.3 million and $47.1 million of brokered deposits at December 31, 2017 and 2016, respectively.
(4)	Time deposits that meet or exceed the FDIC insurance limit.

Scheduled maturities of time deposits at December 31, 2017 for future years ending are as follows:

At December 31, 2017
Maturing in 2018	$108,142
Maturing in 2019	56,047
Maturing in 2020	23,781
Maturing in 2021	16,295
Maturing in 2022	17,969
Thereafter	22
Total	$222,256

Interest expense by deposit category for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Interest-bearing checking	$128	$27
Savings and money market	1,260	1,019
Certificates of deposit	2,532	2,208
Total	$3,920	$3,254

The Company had related party deposits of approximately $2.1 million and $976,000 at December 31, 2017 and 2016, respectively, which includes deposits held for directors and executive officers.

NOTE 9 - DEBT

Borrowings

The Bank is a member of the FHLB of Des Moines, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2017 and 2016, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse Federal Funds (“Fed Funds”) advance, which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank.

Credit is limited to 35% of the Company’s total assets. The Bank entered into an Advanced, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2017, loans of approximately $318.5 million were pledged to the FHLB with a borrowing capacity, net of advances of $201.0 million. In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. At December 31, 2017 and 2016, the Bank had approximately $203.3 million in pledged consumer loans with a Term Auction or Term Facility borrowing capacity of $99.1 million and $85.9 million, respectively, of which none was outstanding at either date. The Bank also had $43.0 million unsecured Fed Funds lines of credit with other large financial institutions of which none was outstanding at December 31, 2017.

Advances on these lines at December 31, 2017 and 2016 were as follows:

	2017	2016
Federal Home Loan Bank - (interest rates ranging from 0.96% to 1.73% and 0.86% to 1.73% at December 31, 2017 and 2016, respectively)	$7,529	$12,670
Total	$7,529	$12,670

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

The maximum and average outstanding and weighted average interest rates on debt during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Maximum balance:
Federal Home Loan Bank advances and Fed Funds	$70,419	$98,769
Federal Reserve Bank	$1,000	$1,000
Fed Funds lines of credit	$17,501	$6,000
Subordinated note	$10,000	$10,000
Average balance:
Federal Home Loan Bank advances and Fed Funds	$25,635	$26,259
Federal Reserve Bank	$3	$3
Fed Funds lines of credit	$876	$16
Subordinated note	$10,000	$10,000
Weighted average interest rate:
Federal Home Loan Bank advances and Fed Funds	1.26%	0.98%
Federal Reserve Bank	1.75%	1.00%
Fed Funds lines of credit	1.30%	0.77%
Subordinated note	6.50%	6.50%

Scheduled maturities of Federal Home Loan Bank advances were as follows:

		Interest
Year Ending December 31,	Balances	Rates
2018	$3,986	1.01%
2019	1,207	1.73%
2020	2,336	1.71%
2021	—	—%
Total	$7,529

NOTE 10 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank are eligible to participate in the ESOP if they have been credited with at least 1,000 hours of service during the employees’ first 12‑month period and based on the employee’s anniversary date will be vested in the ESOP.  The employee will be 100% vested in the ESOP after two years of working at least 1,000 hours in each of those two years.

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2017, the ESOP paid the sixth annual installment of principal in the amount of $263,000, plus accrued interest of $32,000 pursuant to the ESOP loan agreement.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at December 31, 2017 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2017 and 2016, was $1.4 million, and $832,000, respectively.

Shares held by the ESOP at December 31, 2017 and December 31, 2016, were as follows (shown as actual):

	December 31,
	2017	2016
Allocated shares	153,049	126,589
Committed to be released shares	—	—
Unallocated shares	103,684	129,605
Total ESOP shares	256,733	256,194

Fair value of unallocated shares (in thousands)	$5,696	$4,158

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions of 1% to 3%, and 50% for contributions of 4% to 5%. There was a $904,000 and $759,000 matching contribution for the years ended December 31, 2017 and 2016, respectively.

NOTE 11 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2017 and 2016, were as follows:

	2017	2016
Provision for income taxes
Current	$7,212	$5,398
Deferred	(718)	206
Total provision for income taxes	$6,494	$5,604

On December 22, 2017, the U.S. Government enacted the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the Company recognized $396,000 in tax benefit due to a net deferred tax liability position.

A reconciliation of the effective income tax rate with the federal statutory tax rates at December 31, 2017 and 2016 was as follows:

	2017		2016
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$7,203	35.0%	$5,636	35.0%
Tax exempt income	(218)	(1.0)	(255)	(1.6)
Decrease in tax resulting from other items	(487)	(2.4)	42	0.3
Income tax rate differential	(396)	(1.9)	—	—
ESOP	392	1.9	181	1.1
Total	$6,494	31.6%	$5,604	34.8%

Total deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	2017	2016
Deferred Tax Assets
Allowance for loan losses	$1,912	$2,467
Non-accrued loan interest	9	3
Non-qualified stock options	—	159
Securities available-for-sale	130	294
Other	210	437
Total deferred tax assets	2,261	3,360
Deferred Tax Liabilities
Loan origination costs	(870)	(1,242)
Servicing rights	(1,461)	(3,003)
Prepaids	(52)	(72)
Stock dividend - FHLB stock	(1)	(1)
Property, plant, and equipment	(484)	(203)
Total deferred tax liabilities	(2,868)	(4,521)
Net deferred tax liabilities	$(607)	$(1,161)

The Company files a U.S. Federal income tax return and Oregon State return, which are subject to examination by tax authorities for years 2014 and later. At December 31, 2017 and 2016, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2017 and 2016, the Company recognized no interest and penalties.

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

The following table provides a summary of the Company’s commitments at December 31, 2017 and 2016:

	2017	2016
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Commercial	$107	$108
Construction and development	73,321	57,016
One-to-four-family (includes locks for salable loans)	37,336	36,623
Home equity	32,889	26,129
Multi-family	438	426
Total real estate loans	144,091	120,302
CONSUMER LOANS	10,041	8,527
COMMERCIAL BUSINESS LOANS
Commercial and industrial	52,452	31,774
Warehouse lending	78,303	51,102
Total commercial business loans	130,755	82,876
Total commitments to extend credit	$284,887	$211,705

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $253,000 and $179,000 at December 31, 2017 and 2016, respectively. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through December 31, 2017, the total loans sold to the FHLB were $39.3 million with the FLA being $433,000 and the CE obligation at $1.1 million or 2.7% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $121,000, which is a part of the off-balance sheet holdback for loans sold. There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at December 31, 2017 and December 31, 2016.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $1.0 million and $955,000 to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at December 31, 2017 and 2016, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

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

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6483 when all litigation pending as of the date of the IPO is concluded. However, at December 31, 2017, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at December 31, 2017 and December 31, 2016 was $114.02 per share and $77.73 per share, respectively.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at December 31, 2017.

NOTE 13 - SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s business and lending activities are primarily with customers located in the greater Puget Sound area and one loan production office located in the Tri-Cities, Washington. The Company originates real estate and consumer loans and has concentrations in these areas, however, indirect home improvement loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, and Colorado. The Company also originates solar loans through contractors and dealers in the state of California. Generally, loans are secured by deposit accounts, personal property, or real estate. Rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. At December 31, 2017 and December 31, 2016, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at December 31, 2017, that the Company and the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at December 31, 2017 and 2016 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017
Total risk-based capital
(to risk-weighted assets)	$133,967	16.25%	$65,965	8.00%	$76,272	9.25%	$82,456	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$123,651	15.00%	$49,474	6.00%	$59,781	7.25%	$65,965	8.00%
Tier 1 leverage capital
(to average assets)	$123,651	12.61%	$39,233	4.00%	N/A	N/A	$49,041	5.00%
CET 1 capital
(to risk-weighted assets)	$123,651	15.00%	$37,105	4.50%	$47,412	5.75%	$53,597	6.50%

At December 31, 2016
Total risk-based capital
(to risk-weighted assets)	$93,309	13.87%	$53,813	8.00%	$58,051	8.63%	$67,266	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$84,876	12.62%	$40,360	6.00%	$44,597	6.63%	$53,813	8.00%
Tier 1 leverage capital
(to average assets)	$84,876	10.33%	$32,862	4.00%	N/A	N/A	$41,078	5.00%
CET 1 capital
(to risk-weighted assets)	$84,876	12.62%	$30,270	4.50%	$34,508	5.13%	$43,723	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement began to be phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.  At December 31, 2017, the Bank’s CET1 capital exceeded the required capital conservation buffer of 1.25%.

FS Bancorp, Inc. is a bank holding company subject to the capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If FS Bancorp Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2017, the Company would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp Inc. at December 31, 2017 were 12.1% for Tier 1 leverage-based capital, 14.5% for Tier 1 risk-based capital, 15.7% for total risk-based capital, and 14.5% for CET 1 capital ratio.

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at the dates indicated:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2017
U.S. agency securities	$—	$9,115	$—	$9,115
Corporate securities	—	7,026	—	7,026
Municipal bonds	—	12,786	—	12,786
Mortgage-backed securities	—	39,734	—	39,734
U.S. Small Business Administration securities	—	13,819	—	13,819
Total	$—	$82,480	$—	$82,480

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2016
U.S. agency securities	$—	$8,068	$—	$8,068
Corporate securities	—	7,500	—	7,500
Municipal bonds	—	15,264	—	15,264
Mortgage-backed securities	—	45,195	—	45,195
U.S. Small Business Administration securities	—	5,848	—	5,848
Total	$—	$81,875	$—	$81,875

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at the dates indicated:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
December 31, 2017	$—	$53,463	$—	$53,463
December 31, 2016	$—	$52,553	$—	$52,553

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at the dates indicated:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
December 31, 2017	$—	$—	$726	$726
December 31, 2016	$—	$—	$818	$818

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2017	$—	$(65)	$51	$(14)
December 31, 2016	$—	$495	$177	$672

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2017	$—	$53	$—	$53
December 31, 2016	$—	$747	$—	$747

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
December 31, 2017	$—	$—	$1,094	$1,094
December 31, 2016	$—	$—	$194	$194

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at December 31, 2017:

		Significant	Range	Weighted
Level 3 Fair Value Instrument	Valuation Technique	Unobservable Inputs	(Weighted Average)	Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.8%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.8%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 18.0%	—%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2017 and 2016.

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
	Balance	Issuances	Settlements	Balance	year
2017
Interest rate lock commitments with customers	$818	$14,319	$(14,411)	$726	$(92)
Individual forward sale commitments with investors	177	141	(267)	51	(126)
2016
Interest rate lock commitments with customers	$698	$16,793	$(16,673)	$818	$120
Individual forward sale commitments with investors	74	175	(72)	177	103

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

The following table provides estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016, whether or not recognized at fair value in the Consolidated Balance Sheets:

	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$18,915	$18,915	$36,456	$36,456
Certificates of deposit at other financial institutions	18,108	18,108	15,248	15,248
Level 2 inputs:
Securities available-for-sale, at fair value	82,480	82,480	81,875	81,875
Loans held for sale, at fair value	53,463	53,463	52,553	52,553
FHLB stock, at cost	2,871	2,871	2,719	2,719
Accrued interest receivable	3,566	3,566	2,524	2,524
Individual forward sale commitments with investors	—	—	495	495
Paired off commitments with investors	53	53	747	747
Level 3 inputs:
Loans receivable, gross	773,445	780,551	605,415	617,630
Servicing rights, held at lower of cost or fair value	6,795	8,608	8,459	11,741
Fair value interest rate locks with customers	726	726	818	818
Individual forward sale commitments with investors	51	51	177	177
Financial Liabilities
Level 2 inputs:
Deposits	829,842	838,087	712,593	718,970
Borrowings	7,529	7,498	12,670	12,660
Subordinated note	9,845	10,741	9,825	9,805
Accrued interest payable	214	214	192	192
Paired off commitments with investors	65	65	—	—

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended December 31, 2017 and 2016.

	At or For the Year Ended December 31,
Numerator:	2017	2016
Net income (in thousands)	$14,085	$10,499
Denominator:
Basic weighted average common shares outstanding	3,094,586	2,896,209
Dilutive shares	197,114	93,950
Diluted weighted average common shares outstanding	3,291,700	2,990,159
Basic earnings per share	$4.55	$3.63
Diluted earnings per share	$4.28	$3.51

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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	December 31, 2017
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$31,951	$726	$—
Mandatory and best effort forward commitments with investors	12,505	51	—
Forward TBA mortgage-backed securities	66,500	—	65
TBA mortgage-backed securities forward sales paired off with investors	36,500	53	—

	December 31, 2016
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$33,289	$818	$—
Mandatory and best effort forward commitments with investors	23,536	177	—
Forward TBA mortgage-backed securities	53,000	495	—
TBA mortgage-backed securities forward sales paired off with investors	44,000	747	—

At December 31, 2017 and 2016, the Company had $66.5 million and $53.0 million of TBA trades with counterparties that required margin collateral of $75,000 and none, respectively.  This collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net gain of $2.3 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively.

NOTE 18 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $634,000 for the year ended December 31, 2017, and $783,000 for the year ended December 31, 2016. The related income tax benefit was $222,000 for the year ended December 31, 2017, and $274,000 for 2016.

Stock Options

The Plan authorizes the grant of stock options totaling 324,013 shares to Company directors and employees in which 322,000 option share awards under the Plan were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of May 8, 2014, of $16.89 per share. These option awards were granted as non-qualified stock options, having a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years.  Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At December 31, 2017, 6,013 option share awards are available to be granted.

The fair value of each option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company became a publicly held company in July 2012, therefore historical data was not available to calculate the volatility for FS Bancorp stock.  Instead, management utilized the NASDAQ Bank Index, or NASDAQ Bank (NASDAQ symbol: BANK) to determine the expected volatility of FS Bancorp’s stock at grant date for the majority of stock options granted in 2014. This index provides the volatility of the banking sector for NASDAQ traded banks. The majority of smaller banks are traded on the NASDAQ given the costs and daily interaction required with trading on the New York Stock Exchange. The Company utilized the comparable Treasury rate for the discount rate associated with the stock options granted. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 6.5 years.

The following table presents a summary of the Company’s stock option plan awards during the year ended December 31, 2017 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2017	295,850	$16.89	7.36	$5,638,901
Granted	—	—	—	—
Less exercised	39,613	$16.89	—	$1,113,997
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2017	256,237	$16.89	6.36	$9,655,010

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	255,902	$16.89	6.36	$9,642,373

Exercisable at December 31, 2017	129,437	$16.89	6.36	$4,877,186

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 1/32 over the 10-year contractual life, or 3.1% of the options forfeited over 10 years.

At December 31, 2017, there was $311,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.  The total intrinsic value of options exercised for the years ended December 31, 2017 and 2016 was $1.1 million and $106,000, respectively.

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

The following table presents a summary of the Company’s nonvested awards during the year ended December 31, 2017 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2017	68,763	$17.49
Granted	—	—
Less vested	31,921	$17.32
Forfeited or expired	—	—
Nonvested at December 31, 2017	36,842	$17.63

At December 31, 2017, there was $427,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.  The total fair value of shares vested for the years ended December 31, 2017 and 2016 was $1.4 million and $761,000, respectively.

NOTE 19 - BUSINESS SEGMENTS

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

•	a cost per loan serviced allocation based on the number of loans being serviced on the balance sheet and the number of loans serviced for third parties;
•	an allocation based upon the approximate square footage utilized by the home lending segment in Company owned locations;
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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, ATMs, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. We originate consumer loans, commercial and multi-family real estate loans, construction loans on residential and multi-family construction, and commercial business loans. At December 31, 2017, our retail deposit branch network consisted of 11 branches in the Pacific Northwest. At December 31, 2017 and December 31, 2016, our deposits totaled $829.8 million and $712.6 million, respectively. This segment is also responsible for the management of our investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the years ended December 31, 2017 and 2016:

	At or For the Year Ended December 31, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$2,587	$38,661	$41,248
Provision for loan losses	(287)	(463)	(750)
Noninterest income	18,973	5,101	24,074
Noninterest expense	(17,052)	(26,941)	(43,993)
Income before provision for income taxes	4,221	16,358	20,579
Provision for income taxes	(1,332)	(5,162)	(6,494)
Net income	$2,889	$11,196	$14,085
Total assets	$220,353	$761,430	$981,783
Total average assets at year end	$203,379	$720,202	$923,581
FTEs	119	207	326

	At or For the Year Ended December 31, 2016
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$2,221	$31,636	$33,857
Provision for loan losses	(208)	(2,192)	(2,400)
Noninterest income	19,195	4,374	23,569
Noninterest expense	(14,944)	(23,979)	(38,923)
Income before provision for income taxes	6,264	9,839	16,103
Provision for income taxes	(2,180)	(3,424)	(5,604)
Net income	$4,084	$6,415	$10,499

Total assets	$184,003	$643,923	$827,926
Total average assets at year end	$153,812	$645,208	$799,020
FTEs	112	194	306

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(i)  Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2017 under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2017, FS Bancorp’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

a)	Management’s Report on internal control over financial reporting.

FS Bancorp’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a‑15(f) of the Securities Exchange Act of 1934. FS Bancorp’s internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of FS Bancorp; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of FS Bancorp are being made only in accordance with authorizations of management and directors of FS Bancorp; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of FS Bancorp’s assets that could have a material effect on the financial statements.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, FS Bancorp’s management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

FS Bancorp’s management assessed the effectiveness of FS Bancorp’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, FS Bancorp’s management believes that, as of December 31, 2017, FS Bancorp’s internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included in Item 8. Financial Statements and Supplementary Data.

b)	Attestation report of the registered public accounting firm.

The “Report of Independent Registered Public Accounting Firm” included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K is incorporated herein by reference.

c)	Changes in internal control over financial reporting.

There were no significant changes in FS Bancorp’s internal control over financial reporting during FS Bancorp’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, FS Bancorp’s internal control over financial reporting.

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

The executive officers of the Company and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. For information regarding the Company’s executive officers, see “Item 1. Business - Executive Officers” included in this Form 10‑K.

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

Audit Committee Financial Expert

The Audit Committee of the Company is composed of Directors Leech (Chairperson), Mansfield and Cofer-Wildsmith. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined that Mr. Leech and Mr. Mansfield meet the definition of “audit committee financial expert,” as defined by the SEC.

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

(d)  Equity Compensation Plan Information.

The following table summarizes share and exercise price information about FS Bancorp’s equity compensation plans as of December 31, 2017:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants, and rights	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2013 Equity Incentive Plan(1)	324,013	$16.89	6,013
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	324,013	$16.89	6,013

(1)The restricted shares granted under the 2013 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees. At December 31, 2017, there were 129,605 restricted shares granted pursuant to the 2013 Equity Incentive Plan and no shares were available for future grants of restricted stock.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
For a list of the financial statements filed as part of this report see “Part II - Item 8. Financial Statements and Supplementary Data.”
2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.
(b)	Exhibits
Exhibits are available from the Company by written request
	3.1	Articles of Incorporation for FS Bancorp, Inc. (1)
	3.2	Bylaws for FS Bancorp, Inc. (2)
	4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
	10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
	10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D. Mullet, and Drew B. Ness, (1)
	10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (3)
	10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (3)
	10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (3)
	10.6	Form of Restricted Stock Agreement under the 2013 Plan (3)
	10.7	Purchase and Assumption Agreement between Bank of America, National Association and 1st Security Bank dated September 1, 2015 (5)
	10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company. (6)
	10.9	Form of Change of Control Agreement with Donn C. Costa, Debbie L. Steck, and Dennis V. O’Leary (7)
	14	Code of Ethics and Conduct Policy (4)
	21	Subsidiaries of Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (333‑177125) filed on October 3, 2011, and incorporated by reference.

(2)Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑355589).

(3)Filed as an exhibit to the Registrant’s Registration Statement on Form S‑8 (333‑192990) filed on December 20, 2013 and incorporated by reference.

(4)Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.

(5)Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on September 2, 2015 (File No. 001‑35589).

(6)Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on October 19, 2015 (File No. 001‑35589).

(7)Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on February 1, 2016 (File No. 001‑35589).

Item 16. Form 10‑K Summary

None.

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

101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2018	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 16, 2018

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 16, 2018

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 16, 2018

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 16, 2018

/s/Judith A. Cochrane	Director
Judith A. Cochrane		March 16, 2018

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 16, 2018

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 16, 2018

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith, MA		March 16, 2018

/s/Mark H. Tueffers	Director
Mark H. Tueffers		March 16, 2018