Form 10-Q
period 2018-03-31
FS Bancorp, Inc.
filed 2018-05-10
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018              OR

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 4, 2018, there were 3,695,952 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10‑Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	March 31,	December 31,
ASSETS	2018	2017
Cash and due from banks	$3,532	$3,043
Interest-bearing deposits at other financial institutions	22,108	15,872
Total cash and cash equivalents	25,640	18,915
Certificates of deposit at other financial institutions	17,611	18,108
Securities available-for-sale, at fair value	91,371	82,480
Loans held for sale, at fair value	51,315	53,463
Loans receivable, net	805,632	761,558
Accrued interest receivable	3,693	3,566
Premises and equipment, net	15,798	15,458
Federal Home Loan Bank (“FHLB”) stock, at cost	4,308	2,871
Bank owned life insurance (“BOLI”), net	13,410	10,328
Servicing rights, held at the lower of cost or fair value	7,515	6,795
Goodwill	2,312	2,312
Core deposit intangible, net	1,240	1,317
Other assets	3,767	4,612
TOTAL ASSETS	$1,043,612	$981,783
LIABILITIES
Deposits:
Noninterest-bearing accounts	$190,301	$186,890
Interest-bearing accounts	667,177	642,952
Total deposits	857,478	829,842
Borrowings	39,529	7,529
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(150)	(155)
Total subordinated note less unamortized debt issuance costs	9,850	9,845
Deferred tax liability, net	137	607
Other liabilities	11,176	11,958
Total liabilities	918,170	859,781
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,695,552 and 3,680,152 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	37	37
Additional paid-in capital	55,823	55,135
Retained earnings	72,349	68,422
Accumulated other comprehensive loss, net of tax	(1,716)	(475)
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(1,051)	(1,117)
Total stockholders’ equity	125,442	122,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,043,612	$981,783

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME
Loans receivable, including fees	$12,256	$9,372
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	732	661
Total interest and dividend income	12,988	10,033
INTEREST EXPENSE
Deposits	1,244	852
Borrowings	80	39
Subordinated note	167	167
Total interest expense	1,491	1,058
NET INTEREST INCOME	11,497	8,975
PROVISION FOR LOAN LOSSES	350	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,147	8,975
NONINTEREST INCOME
Service charges and fee income	659	861
Gain on sale of loans	3,978	4,355
Gain on sale of investment securities	113	—
Earnings on cash surrender value of BOLI	82	69
Other noninterest income	192	135
Total noninterest income	5,024	5,420
NONINTEREST EXPENSE
Salaries and benefits	7,048	6,118
Operations	1,359	1,486
Occupancy	648	643
Data processing	641	568
Loan costs	629	709
Professional and board fees	444	480
Federal Deposit Insurance Corporation (“FDIC”) insurance	41	134
Marketing and advertising	149	138
Amortization of core deposit intangible	77	100
Impairment on servicing rights	—	1
Total noninterest expense	11,036	10,377
INCOME BEFORE PROVISION FOR INCOME TAXES	5,135	4,018
PROVISION FOR INCOME TAXES	813	1,425
NET INCOME	$4,322	$2,593
Basic earnings per share	$1.22	$0.90
Diluted earnings per share	$1.15	$0.85

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)  (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net Income	$4,322	$2,593
Other comprehensive (loss) income, before tax:
Securities available-for-sale:
Unrealized holding (loss) gain during year	(1,468)	163
Income tax benefit (provision) related to unrealized holding (loss) gain	316	(57)
Reclassification adjustment for realized gain included in net income	(113)	—
Income tax provision related to reclassification for realized gain	24	—
Other comprehensive (loss) income, net of tax	(1,241)	106
COMPREHENSIVE INCOME	$3,081	$2,699

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2017	3,059,503	$31	$27,334	$55,584	$(536)	$(1,380)	$81,033
Net income	—	$—	—	2,593	—	—	$2,593
Dividends paid ($0.10 per share)	—	$—	—	(293)	—	—	$(293)
Share-based compensation	—	$—	191	—	—	—	$191
Stock options exercised	5,763	$—	97	—	—	—	$97
Other comprehensive income, net of tax	—	$—	—	—	106	—	$106
ESOP shares allocated	—	$—	171	—	—	66	$237
BALANCE, March 31, 2017	3,065,266	$31	$27,793	$57,884	$(430)	$(1,314)	$83,964

BALANCE, January 1, 2018	3,680,152	$37	$55,135	$68,422	$(475)	$(1,117)	$122,002
Net income	—	$—	—	4,322	—	—	$4,322
Dividends paid ($0.11 per share)	—	$—	—	(395)	—	—	$(395)
Share-based compensation	—	$—	135	—	—	—	$135
Stock options exercised	15,400	$—	260	—	—	—	$260
Other comprehensive loss, net of tax	—	$—	—	—	(1,241)	—	$(1,241)
ESOP shares allocated	—	$—	293	—	—	66	$359
BALANCE, March 31, 2018	3,695,552	$37	$55,823	$72,349	$(1,716)	$(1,051)	$125,442

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,322	$2,593
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	350	—
Depreciation, amortization and accretion	1,139	1,248
Compensation expense related to stock options and restricted stock awards	135	191
ESOP compensation expense for allocated shares	359	237
Increase in cash surrender value of BOLI	(82)	(69)
Gain on sale of loans held for sale	(3,896)	(4,355)
Gain on sale of portfolio loans	(82)	—
Gain on sale of investment securities	(113)	—
Origination of loans held for sale	(147,603)	(124,234)
Proceeds from sale of loans held for sale	152,419	140,125
Impairment of servicing rights	—	1
Changes in operating assets and liabilities
Accrued interest receivable	(107)	(232)
Other assets	845	246
Other liabilities	(912)	3,944
Net cash from operating activities	6,774	19,695
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	5,305	—
Maturities, prepayments, sales, and calls	2,340	2,019
Purchases	(18,145)	(27,404)
Maturities of certificates of deposit at other financial institutions	496	—
Purchase of certificates of deposit at other financial institutions	—	(2,365)
Loan originations and principal collections, net	(32,911)	(21,432)
Purchase of portfolio loans	(17,000)	(3,132)
Proceeds from sale of portfolio loans	5,551	—
Purchase of premises and equipment, net	(749)	(225)
Purchase of BOLI	(3,000)	—
FHLB stock, net	(1,437)	(382)
Net cash used by investing activities	(59,550)	(52,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,636	45,421
Proceeds from borrowings	166,505	—
Repayments of borrowings	(134,505)	(2,400)
Dividends paid	(395)	(293)
Proceeds from stock options exercised	260	97
Net cash from financing activities	59,501	42,825
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,725	9,599
CASH AND CASH EQUIVALENTS, beginning of period	18,915	36,456
CASH AND CASH EQUIVALENTS, end of period	$25,640	$46,055

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,416	$1,051

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized (loss) gain on investment securities	$(1,581)	$163
Retention of gross mortgage servicing rights from loan sales	$1,138	$990

See accompanying notes to these consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 12 branches, including the newly opened Silverdale, Washington branch which opened on April 12, 2018, and seven loan production offices in suburban communities in the greater Puget Sound area within Snohomish, King, Pierce, Jefferson, Kitsap, and Clallam counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

Financial Statement Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10‑K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2017, as filed with the SEC on March 16, 2018. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments,   the valuation of servicing rights, and the deferred income taxes.

Amounts presented in the consolidated financial statements and footnote tables are rounded and presented in thousands of dollars except per share amounts. In the narrative footnote discussion, amounts are rounded and presented in millions of dollars to one decimal point if the amounts are above $1.0 million. Amounts below $1.0 million are rounded and presented in dollars to the nearest thousands. Certain prior year amounts have been reclassified to conform to the 2018 presentation with no change to consolidated net income or stockholders’ equity previously reported.

Principles of Consolidation - The consolidated financial statements include the accounts of FS Bancorp, Inc. and its wholly owned subsidiary, 1st Security Bank of Washington. All material intercompany accounts have been eliminated in consolidation.

Segment Reporting - The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See “Note 13 - Business Segments”.

Subsequent Events - The Company has entered into a five year lease with two five year option renewals for a new retail branch location in Silverdale, Washington, which opened April 12, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Topic 842). ASU No. 2016‑02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016‑02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements. As of December 31, 2017, we would have reported an increase of approximately $4.7 million in both assets and liabilities in the Consolidated Balance Sheets based on management’s estimate assuming the early adoption of this ASU.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. Once adopted, we anticipate our allowance for loan losses to increase through a one‑time adjustment to retained earnings, however, until our evaluation is complete the magnitude of the increase will be unknown.

In March 2017, the FASB issued ASU No. 2017‑08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310‑20):  Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The ASU will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017‑08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act (“Tax Act”) and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

Application of New Accounting Guidance

On January 1, 2018, the Company adopted FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively “ASC 606”),  which created Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014‑09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under past guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For financial reporting purposes, the Company utilized the modified retrospective approach, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank holding company, key revenue sources, such as interest income on loans, investment securities and deposits, as well as other sources of income including loan fees, security sales, and derivatives have been identified as out of the scope of this new guidance. Management conducted an assessment of the revenue streams that were affected by the new guidance and identified those considered material and in scope to ensure compliance with the new guidance concluding those related to credit and debit card fees, and service charges and fees on deposit accounts.  No additional changes to processes or procedures were identified for the recognition of revenues in scope. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.  However, additional disclosures required by the ASU have been included in “Note 15 - Revenue from Contracts with Customers” to the Company’s consolidated financial statements.

On January 1, 2018, the FASB issued ASU No. 2016‑01, Financial Instruments - Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance improves the recognition and measurement of financial instruments. This ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The adoption of ASU No. 2016-01 did not have a material impact on the Company’s consolidated financial statements. The disclosures to the Company’s consolidated financial statements have been updated appropriately using the exit price notion in “Note 8 – Fair Value of Financial Instruments”.

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at March 31, 2018 and December 31, 2017:

	March 31, 2018
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$12,071	$39	$(84)	$12,026
Corporate securities	7,103	4	(188)	6,919
Municipal bonds	10,889	—	(353)	10,536
Mortgage-backed securities	46,911	16	(1,235)	45,692
U.S. Small Business Administration securities	16,583	8	(393)	16,198
Total securities available-for-sale	$93,557	$67	$(2,253)	$91,371

	December 31, 2017
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$9,077	$49	$(11)	$9,115
Corporate securities	7,113	9	(96)	7,026
Municipal bonds	12,720	148	(82)	12,786
Mortgage-backed securities	40,161	63	(490)	39,734
U.S. Small Business Administration securities	14,014	—	(195)	13,819
Total securities available-for-sale	$83,085	$269	$(874)	$82,480

At March 31, 2018, the Bank had pledged eight securities held at the FHLB of Des Moines with a carrying value of $12.2 million to secure Washington State public deposits of $9.7 million with a $4.2 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2017, the Bank pledged nine securities held at the FHLB of Des Moines with a carrying value of $10.7 million to secure Washington State public deposits of $7.6 million with a $3.2 million collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at March 31, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$7,958	$(84)	$—	$—	$7,958	$(84)
Corporate securities	4,024	(83)	1,891	(105)	5,915	(188)
Municipal bonds	10,537	(353)	—	—	10,537	(353)
Mortgage-backed securities	24,592	(445)	19,301	(790)	43,893	(1,235)
U.S. Small Business Administration securities	11,080	(273)	3,104	(120)	14,184	(393)
Total	$58,191	$(1,238)	$24,296	$(1,015)	$82,487	$(2,253)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$2,987	$(11)	$—	$—	$2,987	$(11)
Corporate securities	4,102	(15)	1,915	(81)	6,017	(96)
Municipal bonds	5,982	(82)	—	—	5,982	(82)
Mortgage-backed securities	7,262	(61)	20,635	(429)	27,897	(490)
U.S. Small Business Administration securities	11,876	(162)	1,943	(33)	13,819	(195)
Total	$32,209	$(331)	$24,493	$(543)	$56,702	$(874)

There were 40 investments with unrealized losses of less than one year, and 18 investments with unrealized losses of more than one year at March 31, 2018. There were 21 investments with unrealized losses of less than one year, and 17 investments with unrealized losses of more than one year at December 31, 2017. The unrealized losses associated with these investments are believed to be caused by changes in market interest rates that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. No other-than-temporary impairment was recorded for the three months ended March 31, 2018, or for the year ended December 31, 2017.

The contractual maturities of securities available-for-sale at March 31, 2018 and December 31, 2017 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	March 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency securities
Due after five years through ten years	$7,073	$7,047	$4,079	$4,124
Due after ten years	4,998	4,979	4,998	4,991
Subtotal	12,071	12,026	9,077	9,115
Corporate securities
Due after one year through five years	5,107	5,028	5,117	5,111
Due after five years through ten years	1,996	1,891	1,996	1,915
Subtotal	7,103	6,919	7,113	7,026
Municipal bonds
Due after one year through five years	—	—	2,001	2,026
Due after five years through ten years	3,816	3,743	4,111	4,206
Due after ten years	7,073	6,793	6,608	6,554
Subtotal	10,889	10,536	12,720	12,786
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	29,407	28,696	23,310	23,091
Federal Home Loan Mortgage Corporation (“FHLMC”)	11,528	11,165	10,818	10,629
Government National Mortgage Association (“GNMA”)	5,976	5,831	6,033	6,014
Subtotal	46,911	45,692	40,161	39,734
U.S. Small Business Administration securities
Due after five years through ten years	14,677	14,339	12,065	11,896
Due after ten years	1,906	1,859	1,949	1,923
Subtotal	16,583	16,198	14,014	13,819
Total	$93,557	$91,371	$83,085	$82,480

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the three months ended March 31, 2018 were as follows:

	March 31, 2018
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$5,305	$113	$—

There were no proceeds, gains, or losses for March 31, 2017.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
REAL ESTATE LOANS
Commercial	$61,956	$63,611
Construction and development	143,611	143,068
Home equity	23,563	25,289
One-to-four-family (excludes loans held for sale)	165,030	163,655
Multi-family	52,431	44,451
Total real estate loans	446,591	440,074
CONSUMER LOANS
Indirect home improvement	136,946	130,176
Solar	41,581	41,049
Marine	38,451	35,397
Other consumer	1,951	2,046
Total consumer loans	218,929	208,668
COMMERCIAL BUSINESS LOANS
Commercial and industrial	104,612	83,306
Warehouse lending	47,563	41,397
Total commercial business loans	152,175	124,703
Total loans receivable, gross	817,695	773,445
Allowance for loan losses	(11,140)	(10,756)
Deferred costs, fees, premiums, and discounts, net	(923)	(1,131)
Total loans receivable, net	$805,632	$761,558

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in the greater Puget Sound area and near our one loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, and Colorado. The Company also originates solar loans through contractors and dealers in the state of California. Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

Construction and Development Lending. Loans originated by the Company for the construction of, and secured by, commercial real estate, one-to-four-family, and multi-family residences and tracts of land for development that are not pre-sold. A small portion of the one-to-four-family construction portfolio is custom construction loans to the intended occupant of the residence.

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

Commercial Business Loans

Commercial and Industrial Lending (“C&I”). Loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some of the C&I loans purchased by the Company are outside of our standard Puget Sound market area.  C&I loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

Warehouse Lending. Loans originated to non-depository financial institutions and secured by notes originated at the non-depository financial institution.  The Company has two distinct warehouse lending divisions: commercial warehouse re-lending secured by notes on construction loans and mortgage warehouse re-lending secured by notes on one-to-four-family loans.  The Company’s commercial construction warehouse lines are secured by notes on construction loans and typically guaranteed by principles with experience in construction lending.  Mortgage warehouse lending loans are funded through third-party residential mortgage bankers.  Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market.

The following tables detail activity in the allowance for loan losses by loan categories at or for the three months ended March 31, 2018 and 2017:

	At or For the Three Months Ended March 31, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,770	$2,814	$2,014	$1,158	$10,756
Provision for loan losses	14	84	295	(43)	350
Charge-offs	(4)	(228)	—	—	(232)
Recoveries	—	264	2	—	266
Net (charge-offs) recoveries	(4)	36	2	—	34
Ending balance	$4,780	$2,934	$2,311	$1,115	$11,140
Period end amount allocated to:
Loans individually evaluated for impairment	$41	$87	$—	$—	$128
Loans collectively evaluated for impairment	4,739	2,847	2,311	1,115	11,012
Ending balance	$4,780	$2,934	$2,311	$1,115	$11,140
LOANS RECEIVABLE
Loans individually evaluated for impairment	$472	$248	$—	$—	$720
Loans collectively evaluated for impairment	446,119	218,681	152,175	—	816,975
Ending balance	$446,591	$218,929	$152,175	$—	$817,695

	At or For the Three Months Ended March 31, 2017
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$3,547	$2,082	$2,675	$1,907	$10,211
Provision for loan losses	266	572	(508)	(330)	—
Charge-offs	—	(204)	—	—	(204)
Recoveries	—	138	2	—	140
Net (charge-offs) recoveries	—	(66)	2	—	(64)
Ending balance	$3,813	$2,588	$2,169	$1,577	$10,147
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,813	2,588	2,169	1,577	10,147
Ending balance	$3,813	$2,588	$2,169	$1,577	$10,147
LOANS RECEIVABLE
Loans individually evaluated for impairment	$444	$—	$—	$—	$444
Loans collectively evaluated for impairment	357,525	178,311	93,635	—	629,471
Ending balance	$357,969	$178,311	$93,635	$—	$629,915

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

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans at March 31, 2018 and December 31, 2017:

	March 31, 2018
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$61,956	$61,956	$—
Construction and development	—	—	—	—	143,611	143,611	—
Home equity	11	16	186	213	23,350	23,563	201
One-to-four-family	—	—	130	130	164,900	165,030	271
Multi-family	—	—	—	—	52,431	52,431	—
Total real estate loans	11	16	316	343	446,248	446,591	472
CONSUMER LOANS
Indirect home improvement	344	140	72	556	136,390	136,946	215
Solar	79	18	33	130	41,451	41,581	33
Marine	—	—	—	—	38,451	38,451	—
Other consumer	2	2	—	4	1,947	1,951	—
Total consumer loans	425	160	105	690	218,239	218,929	248
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	104,612	104,612	—
Warehouse lending	—	—	—	—	47,563	47,563	—
Total commercial business loans	—	—	—	—	152,175	152,175	—
Total loans	$436	$176	$421	$1,033	$816,662	$817,695	$720

	December 31, 2017
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$63,611	$63,611	$—
Construction and development	—	—	—	—	143,068	143,068	—
Home equity	122	—	136	258	25,031	25,289	151
One-to-four-family	142	—	—	142	163,513	163,655	142
Multi-family	—	—	—	—	44,451	44,451	—
Total real estate loans	264	—	136	400	439,674	440,074	293
CONSUMER LOANS
Indirect home improvement	255	215	99	569	129,607	130,176	195
Solar	49	19	—	68	40,981	41,049	—
Marine	—	—	—	—	35,397	35,397	—
Other consumer	—	—	—	—	2,046	2,046	—
Total consumer loans	304	234	99	637	208,031	208,668	195
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	551	—	551	82,755	83,306	551
Warehouse lending	—	—	—	—	41,397	41,397	—
Total commercial business loans	—	551	—	551	124,152	124,703	551
Total loans	$568	$785	$235	$1,588	$771,857	$773,445	$1,039

There were no loans 90 days or more past due and still accruing interest at March 31, 2018 and December 31, 2017.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance was provided at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Unpaid
	Principal		Recorded	Related
	Balance	Impairment	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$201	$—	$201	$—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	271	—	271	41
Consumer loans	248	—	248	87
	519	—	519	128
Total	$720	$—	$720	$128

	December 31, 2017
	Unpaid
	Principal		Recorded	Related
	Balance	Impairment	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$151	$—	$151	$—
One-to-four-family	67	(12)	55	—
Total real estate loans	218	(12)	206	—
Commercial business loans	551	—	551	—
	769	(12)	757	—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	142	—	142	21
Consumer loans	195	—	195	68
	337	—	337	89
Total	$1,106	$(12)	$1,094	$89

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three months ended March 31, 2018 and 2017:

	At or For the Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$203	$2	$220	$—
One-to-four-family	—	—	154	1
Total real estate loans	203	2	374	1
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	271	2	—	—
Consumer loans	259	6	—	—
	530	8	—	—
Total	$733	$10	$374	$1

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

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk rated “4” or “5” internally. Loans that are past due more than 90 days are classified “Substandard” and risk rated “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.

The following tables summarize risk rated loan balances by category at the dates indicated:

	March 31, 2018
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$61,956	$—	$—	$—	$—	$—	$61,956
Construction and development	143,611	—	—	—	—	—	143,611
Home equity	23,362	—	—	201	—	—	23,563
One-to-four-family	164,759	—	—	271	—	—	165,030
Multi-family	52,431	—	—	—	—	—	52,431
Total real estate loans	446,119	—	—	472	—	—	446,591
CONSUMER LOANS
Indirect home improvement	136,731	—	—	215	—	—	136,946
Solar	41,548	—	—	33	—	—	41,581
Marine	38,451	—	—	—	—	—	38,451
Other consumer	1,915	—	—	36	—	—	1,951
Total consumer loans	218,645	—	—	284	—	—	218,929
COMMERCIAL BUSINESS LOANS
Commercial and industrial	98,686	400	325	5,201	—	—	104,612
Warehouse lending	43,942	3,621	—	—	—	—	47,563
Total commercial business loans	142,628	4,021	325	5,201	—	—	152,175
Total loans	$807,392	$4,021	$325	$5,957	$—	$—	$817,695

	December 31, 2017
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$62,057	$—	$1,554	$—	$—	$—	$63,611
Construction and development	143,068	—	—	—	—	—	143,068
Home equity	25,138	—	—	151	—	—	25,289
One-to-four-family	163,513	—	—	142	—	—	163,655
Multi-family	44,451	—	—	—	—	—	44,451
Total real estate loans	438,227	—	1,554	293	—	—	440,074
CONSUMER LOANS
Indirect home improvement	129,981	—	—	195	—	—	130,176
Solar	41,049	—	—	—	—	—	41,049
Marine	35,397	—	—	—	—	—	35,397
Other consumer	1,998	—	—	48	—	—	2,046
Total consumer loans	208,425	—	—	243	—	—	208,668
COMMERCIAL BUSINESS LOANS
Commercial and industrial	76,942	—	425	5,939	—	—	83,306
Warehouse lending	40,724	673	—	—	—	—	41,397
Total commercial business loans	117,666	673	425	5,939	—	—	124,703
Total loans	$764,318	$673	$1,979	$6,475	$—	$—	$773,445

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $869.9 million and $778.9 million at March 31, 2018 and December 31, 2017, respectively, and are carried at the lower of cost or market.

The following table summarizes servicing rights activity for the three months ended March 31, 2018 and 2017:

	At or For the Three Months Ended
	March 31,
	2018	2017
Beginning balance	$6,795	$8,459
Additions	1,138	990
Servicing rights amortized	(418)	(509)
Impairment on servicing rights	—	(1)
Ending balance	$7,515	$8,939

The fair market value of the permanent servicing rights’ assets was $10.8 million and $8.6 million at March 31, 2018 and December 31, 2017, respectively. Fair value adjustments to servicing rights are mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At March 31,
	2018	2017
Key assumptions:
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	9.1%	8.7%
Weighted average life in years	8.0	7.9

Key economic assumptions and the sensitivity of the current fair value for single family MSR to immediate adverse changes in those assumptions at March 31, 2018 and December 31, 2017 were as follows:

		March 31, 2018	December 31, 2017
Aggregate portfolio principal balance		$860,038	$775,093
Weighted average rate of note		4.1%	4.1%

At March 31, 2018	Base	0.5%Adverse Rate Change	1.0%Adverse Rate Change
Conditional prepayment rate	9.1%	11.3%	16.3%
Fair value MSR	$10,792	$9,482	$7,941
Percentage of MSR	1.3%	1.1%	0.9%

Discount rate	9.7%	10.2%	10.7%
Fair value MSR	$10,792	$10,557	$10,331
Percentage of MSR	1.3%	1.2%	1.2%

At December 31, 2017	Base	0.5%Adverse Rate Change	1.0%Adverse Rate Change
Conditional prepayment rate	10.9%	17.7%	24.5%
Fair value MSR	$8,602	$6,811	$5,614
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$8,602	$8,433	$8,271
Percentage of MSR	1.1%	1.1%	1.1%

The above table shows the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan. The above tables reference a 50 basis point and 100 basis point decrease in note rates.

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSR is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance, however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The Company recorded $536,000 and $654,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage and commercial loans for the three months ended March 31, 2018 and 2017, respectively. The income, net of amortization, is reported in noninterest income on the Consolidated Statements of Income.

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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	March 31, 2018
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$34,764	$814	$—
Mandatory and best effort forward commitments with investors	11,511	4	—
Forward TBA mortgage-backed securities	65,500	—	178
TBA mortgage-backed securities forward sales paired off with investors	19,500	186	—

	December 31, 2017
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$31,951	$726	$—
Mandatory and best effort forward commitments with investors	12,505	51	—
Forward TBA mortgage-backed securities	66,500	—	65
TBA mortgage-backed securities forward sales paired off with investors	36,500	53	—

At March 31, 2018 and December 31, 2017, the Company had $65.5 million and $66.5 million of unsettled TBA trades with counterparties that required margin collateral of $75,000 for both periods, respectively.  This collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gain (loss) of $81,000 and ($495,000) for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 - DEPOSITS

Deposits are summarized as follows at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018(1)	2017(1)
Noninterest-bearing checking	$177,251	$177,739
Interest-bearing checking	130,002	119,872
Savings	76,843	72,082
Money market(2)	214,676	228,742
Certificates of deposit less than $100,000(3)	129,778	111,489
Certificates of deposit of $100,000 through $250,000	73,934	77,934
Certificates of deposit of $250,000 and over(4)	41,944	32,833
Escrow accounts related to mortgages serviced	13,050	9,151
Total	$857,478	$829,842

(1)

Includes $134.1 million of deposits at March 31, 2018 (that which is remaining from the purchase of four retail bank branches from Bank of America, National Association on January 22, 2016) and $134.6 million at December 31, 2017.

(2)	Includes $1.5 million of brokered deposits at March 31, 2018 and $6.5 million at December 31, 2017.
(3)	Includes $77.5 million and $59.3 million of brokered deposits at March 31, 2018 and December 31, 2017, respectively.
(4)	Time deposits that meet or exceed the FDIC insurance limit.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances at March 31, 2018 and December 31, 2017 were $19.3 million and $18.2 million, respectively.

Scheduled maturities of time deposits at March 31, 2018 for future periods ending are as follows:

At March 31, 2018
Maturing in 2018	$104,292
Maturing in 2019	68,550
Maturing in 2020	36,654
Maturing in 2021	16,497
Maturing in 2022	17,990
Thereafter	1,673
Total	$245,656

Interest expense by deposit category for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31,
	2018	2017
Interest-bearing checking	$67	$8
Savings and money market	319	269
Certificates of deposit	858	575
Total	$1,244	$852

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The following table provides a summary of the Company’s commitments at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Commercial	$108	$107
Construction and development	82,729	73,321
One-to-four-family (includes locks for salable loans)	42,020	37,336
Home equity	34,289	32,889
Multi-family	436	438
Total real estate loans	159,582	144,091
CONSUMER LOANS	10,164	10,041
COMMERCIAL BUSINESS LOANS
Commercial and industrial	54,812	52,452
Warehouse lending	69,137	78,303
Total commercial business loans	123,949	130,755
Total commitments to extend credit	$293,695	$284,887

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $259,000 at March 31, 2018 and $253,000 at December 31, 2017. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through March 31, 2018, the total loans sold to the FHLB of Des Moines were $38.1 million with the FLA being $433,000 and the CE obligation at $99,000 or 0.25% of the loans outstanding. The holdback for CE obligations is included in the contingent liabilities detailed below. There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at March 31, 2018 and December 31, 2017.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $972,000 and $1.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2018 and December 31, 2017, respectively, which is included in other liabilities on the Consolidated Balance Sheets.

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

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6483 when all litigation pending as of the date of the IPO is concluded. However, at March 31, 2018, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at March 31, 2018 and December 31, 2017 was $119.62 per share and $114.02 per share, respectively.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at March 31, 2018.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

On January 1, 2018, the Company adopted ASU 2016-01,  Financial Instruments - Overall (Subtopic 825‑10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires us to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company’s fair values for financial instruments at March 31, 2018 were determined based on these requirements.

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

Determination of Fair Market Values at December 31, 2017:

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

Impaired Loans - Fair value adjustments to impaired collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models, which contain management’s assumptions. Management will utilize discounted cashflow impairment for TDRs when the change in terms results in a discount to the overall cashflows to be received (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis at the dates indicated:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At March 31, 2018
U.S. agency securities	$—	$12,026	$—	$12,026
Corporate securities	—	6,919	—	6,919
Municipal bonds	—	10,536	—	10,536
Mortgage-backed securities	—	45,692	—	45,692
U.S. Small Business Administration securities	—	16,198	—	16,198
Total	$—	$91,371	$—	$91,371

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2017
U.S. agency securities	$—	$9,115	$—	$9,115
Corporate securities	—	7,026	—	7,026
Municipal bonds	—	12,786	—	12,786
Mortgage-backed securities	—	39,734	—	39,734
U.S. Small Business Administration securities	—	13,819	—	13,819
Total	$—	$82,480	$—	$82,480

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at the dates indicated:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
March 31, 2018	$—	$51,315	$—	$51,315
December 31, 2017	$—	$53,463	$—	$53,463

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at the dates indicated:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
March 31, 2018	$—	$—	$814	$814
December 31, 2017	$—	$—	$726	$726

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2018	$—	$(178)	$4	$(174)
December 31, 2017	$—	$(65)	$51	$(14)

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2018	$—	$186	$—	$186
December 31, 2017	$—	$53	$—	$53

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
March 31, 2018	$—	$—	$720	$720
December 31, 2017	$—	$—	$1,094	$1,094

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at March 31, 2018:

		Significant	Range	Weighted
Level 3 Fair Value Instrument	Valuation Technique	Unobservable Inputs	(Weighted Average)	Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.3%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.3%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 18.0%	17.7%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2018 and 2017:

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Three Months Ended March 31,	Balance	Issuances	Settlements	Balance	period
2018
Interest rate lock commitments with customers	$726	$2,435	$(2,346)	$815	$89
Individual forward sale commitments with investors	51	573	(620)	4	(47)
2017
Interest rate lock commitments with customers	$818	$3,482	$(2,863)	$1,437	$619
Individual forward sale commitments with investors	177	19	(215)	(19)	(196)

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded within other noninterest income.

Fair Values of Financial Instruments - The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in the financial statements at December 31, 2017:

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

Loans Receivable, Net - For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cashflow analyses, using interest rates currently being offered for loans with similar terms to borrowers or similar credit quality (Level 3).

Servicing Rights - The fair value of mortgage, commercial, and consumer servicing rights are estimated using net present value of expected cash flows using a third party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information where appropriate (Level 3).

Deposits - The fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposit are estimated using a discounted cashflow calculation on interest rates currently offered on similar certificates (Level 2).

Borrowings - The carrying amounts of advances maturing within 90 days approximate their fair values. The fair values of long-term advances are estimated using discounted cashflow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

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

The following table provides estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017, whether or not recognized at fair value in the Consolidated Balance Sheets:

	March 31,		December 31,
	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$25,640	$25,640	$18,915	$18,915
Certificates of deposit at other financial institutions	17,611	17,611	18,108	18,108
Level 2 inputs:
Securities available-for-sale, at fair value	91,371	91,371	82,480	82,480
Loans held for sale, at fair value	51,315	51,315	53,463	53,463
FHLB stock, at cost	4,308	4,308	2,871	2,871
Accrued interest receivable	3,693	3,693	3,566	3,566
Paired off commitments with investors	186	186	53	53
Level 3 inputs:
Loans receivable, gross	817,695	812,459	773,445	780,551
Servicing rights, held at lower of cost or fair value	7,515	10,797	6,795	8,608
Fair value interest rate locks with customers	814	814	726	726
Individual forward sale commitments with investors	4	4	51	51
Financial Liabilities
Level 2 inputs:
Deposits	857,478	847,489	829,842	838,087
Borrowings	39,529	39,480	7,529	7,498
Subordinated note	9,850	10,741	9,845	10,741
Accrued interest payable	289	289	214	214
Individual forward sale commitments with investors	178	178	65	65

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at March 31, 2018 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended March 31, 2018 and 2017 was $359,000 and $237,000, respectively.

Shares held by the ESOP at March 31, 2018 and 2017 were as follows (shown as actual):

	Balances	Balances
	at March 31, 2018	at March 31, 2017
Allocated shares	153,049	126,589
Committed to be released shares	6,480	6,480
Unallocated shares	97,204	123,125
Total ESOP shares	256,733	256,194

Fair value of unallocated shares (in thousands)	$5,382	$4,497

NOTE 10 - EARNINGS PER SHARE

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	At or For the Three Months Ended March 31,
Numerator:	2018	2017
Net income (in thousands)	$4,322	$2,593
Denominator:
Basic weighted average common shares outstanding	3,556,581	2,872,317
Dilutive shares	194,956	189,680
Diluted weighted average common shares outstanding	3,751,537	3,061,997
Basic earnings per share	$1.22	$0.90
Diluted earnings per share	$1.15	$0.85

NOTE 11 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $135,000 and $191,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 option share awards under the Plan were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of May 8, 2014, of $16.89 per share. These option awards were granted as non-qualified stock options, having a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At March 31, 2018, 6,013 option share awards are available to be granted.

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

The following table presents a summary of the Company’s stock option plan awards during the three months ended March 31, 2018 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2018	256,237	$16.89	6.36	$9,655,010
Granted	—	—	—	—
Less exercised	15,400	$16.89	—	$596,297
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2018	240,837	$16.89	6.11	$8,817,043

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	240,598	$16.89	6.11	$8,808,311

Exercisable at March 31, 2018	114,037	$16.89	6.11	$4,174,895

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 1/32 over the 10-year contractual life, or 3.1% of the options forfeited over 10 years.

At March 31, 2018, there was $255,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.

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

The following table presents a summary of the Company’s nonvested awards during the three months ended March 31, 2018 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2018	36,842	$17.63
Granted	—	—
Less vested	1,500	$26.00
Forfeited or expired	—	—
Nonvested at March 31, 2018	35,342	$17.28

At March 31, 2018, there was $347,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.

NOTE 12 - REGULATORY CAPITAL

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below to be categorized as well capitalized. At March 31, 2018 and December 31, 2017, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at March 31 2018, that the Company and the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at March 31, 2018 and December 31, 2017 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2018
Total risk-based capital
(to risk-weighted assets)	$138,125	16.21%	$68,160	8.00%	$84,178	9.88%	$85,200	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$127,466	14.96%	$51,120	6.00%	$67,138	7.88%	$68,160	8.00%
Tier 1 leverage capital
(to average assets)	$127,466	12.58%	$40,522	4.00%	N/A	N/A	$50,652	5.00%
CET 1 capital
(to risk-weighted assets)	$127,466	14.96%	$38,340	4.50%	$54,358	6.38%	$55,380	6.50%

At December 31, 2017
Total risk-based capital
(to risk-weighted assets)	$133,967	16.25%	$65,965	8.00%	$76,272	9.25%	$82,456	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$123,651	15.00%	$49,474	6.00%	$59,781	7.25%	$65,965	8.00%
Tier 1 leverage capital
(to average assets)	$123,651	12.61%	$39,233	4.00%	N/A	N/A	$49,041	5.00%
CET 1 capital
(to risk-weighted assets)	$123,651	15.00%	$37,105	4.50%	$47,412	5.75%	$53,597	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement was phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required and increases by 0.625% on each subsequent January 1, until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At March 31, 2018, the Bank’s CET1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.

FS Bancorp, Inc. is a bank holding company subject to the capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  For a bank holding company with less than $1.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. At March 31, 2018, if FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at March 31, 2018 were 12.2% for Tier 1 leverage-based capital, 14.5% for Tier 1 risk-based capital, 15.8% for total risk-based capital, and 14.5% for CET 1 capital ratio.

NOTE 13 - BUSINESS SEGMENTS

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

•an allocation based upon the approximate square footage utilized by the home lending segment in Company owned locations;

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. We originate consumer loans, commercial and multi-family real estate loans, construction loans on residential and multi-family construction, and commercial business loans. At March 31, 2018, our retail deposit branch network consisted of 11 branches in the Pacific Northwest. At March 31, 2018 and December 31, 2017, our deposits totaled $857.5 million and $829.8 million, respectively. This segment is also responsible for the management of our investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as originating adjustable rate mortgage (“ARM”) loans held for investment. The majority of our mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or FHLB, while we retain the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. We have the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders. On occasion, we may sell a portion of our MSR portfolio and we may sell small pools of loans originated for the portfolio. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the three months ended March 31, 2018 and 2017:

	At or For the Three Months Ended March 31, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$715	$10,782	$11,497
Provision for loan losses	4	(354)	(350)
Noninterest income	3,766	1,258	5,024
Noninterest expense	(4,056)	(6,980)	(11,036)
Income before provision for income taxes	429	4,706	5,135
Provision for income taxes	(68)	(745)	(813)
Net income	$361	$3,961	$4,322
Total average assets at period end	$216,384	$800,334	$1,016,718
FTEs	116	213	329

	At or For the Three Months Ended March 31, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$630	$8,345	$8,975
Provision for loan losses	(80)	80	—
Noninterest income	4,387	1,033	5,420
Noninterest expense	(4,017)	(6,360)	(10,377)
Income before provision for income taxes	920	3,098	4,018
Provision for income taxes	(326)	(1,099)	(1,425)
Net income	$594	$1,999	$2,593
Total average assets at period end	$171,424	$667,327	$838,751
FTEs	113	198	311

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

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method of accounting.  Goodwill totaled $2.3 million at March 31, 2018 and December 31, 2017, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2017, and determined that no impairment of goodwill existed. No events or circumstances since the December 31, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed at March 31, 2018.

The following table summarizes the changes in the Company’s other intangible assets for the year ended December 31, 2017, and the three months ended March 31, 2018.

(in thousands)	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2016	$2,239	$(522)	$1,717
Amortization	—	(400)	(400)
Balance, December 31, 2017	2,239	(922)	1,317
Amortization	—	(77)	(77)
Balance, March 31, 2018	$2,239	$(999)	$1,240

The core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $77,000 for the three months ended March 31, 2018, and $100,000 for the same period in 2017. Amortization expense for core deposit intangible is expected to be as follows at March 31, 2018:

Remainder of 2018	$230
2019	235
2020	181
2021	166
2022	166
Thereafter	262
Total	$1,240

NOTE 15 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As noted in Note 1, the Company adopted the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 and all subsequent ASUs that modified Topic 606.  Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

Revenue Recognition

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three months ended March 31, 2018, the Company recognized $551,000 in total deposit fees, which included $260,000 of debit card interchange fees and $120,000 of fees from non-sufficient funds, both considered in scope of ASC 606, and $4.6 million of noninterest income considered not in scope of ASC 606.

Deposit Fees

The Bank earns fees from its deposit customers for account maintenance, transaction-based and overdraft services.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposits accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Debit Interchange Income

Debit and ATM interchange income represent fees earned when a debit card issued by the Bank is used.  The Bank earns interchange fees from debit cardholder transactions through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card.  Certain expenses directly associated with the debit card are recorded on a net basis with the interchange income.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. Forward-looking statements include, but are not limited to:

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
•

legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, changes in regulation policies and principles, an increase in regulatory capital requirements or change in the interpretation of regulatory capital or other rules, including as a result of Basel III;

•	adverse changes in the securities markets;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
•	costs and effects of litigation, including settlements and judgments;
•

disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

•	our ability to implement our branch expansion strategy;
•	inability of key third-party vendors to perform their obligations to us; and

•

other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services and other risks described elsewhere in this Form 10‑Q and our other reports filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, consumer loans including home improvement (“fixture secured”) loans and marine lending, commercial business loans, and second mortgage or home equity loan products.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, and other improvement renovations is a large portion of the loan portfolio.  Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $25.5 million, or approximately 1,500 loans during the quarter ended March 31, 2018, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, California, Idaho, and Colorado with four contractor/dealers responsible for 47.9% of the funded loans dollar volume.

The following table details total consumer loans funded by state for the dates indicated:

	At March 31, 2018		At December 31, 2017
State	Amount	Percent	Amount	Percent
Washington	$12,597	41.9%	$9,424	37.0%
Oregon	10,009	33.3	9,839	38.7
California	5,628	18.7	4,785	18.8
Idaho	1,503	5.0	1,294	5.1
Colorado	350	1.1	108	0.4
Total consumer loans	$30,087	100.0%	$25,450	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $170.2 million of one-to-four-family loans which includes loans held for sale, loans held for investment, fixed seconds, and loans brokered to other institutions through the home lending segment, totaling $1.4 million during the three months ended March 31, 2018, of which $155.0 million were sold to investors. Of the loans sold to investors, $99.5 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At March 31, 2018, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $51.3 million, totaled $165.0 million, or 20.2%, of the total gross loan portfolio.

The Company expanded its residential construction and commercial real estate lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in commercial real estate and multi-family acquisition, development and construction (“ADC”) lending in the Puget Sound market area and the related take-out financing as applicable. The Company has implemented this strategy to take advantage of what is believed to be a strong demand for construction and ADC loans to experienced, successful and relationship driven builders in our market area after many other banks abandoned this segment because of previous overexposure.

The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory or property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market.

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

Allowance for Loan and Lease Losses. The allowance for loan losses (“ALLL”) is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the ALLL. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although the Company believes that use of the best information available currently establishes the ALLL, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt the methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the ALLL in any given period. Management believes that its systematic methodology continues to be appropriate given the Company’s increased size and level of complexity.

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

Derivatives and Hedging Activity. ASC 815, “Derivatives and Hedging,” requires that derivatives of the Company be recorded in the consolidated financial statements at fair value. Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets. The Company’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, TBA mortgage-backed securities trades and option contracts to mitigate the risk of the commitments to extend credit. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Income with offsets to other assets or other liabilities on the Consolidated Balance Sheets.

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

Deferred tax liabilities occur when taxable income is smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax liabilities are temporary differences payable in future periods. The Company had a net deferred tax liability of $137,000 and $607,000, at March 31, 2018 and December 31, 2017, respectively.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Assets. Total assets increased $61.8 million, or 6.3%, to $1.0 billion at March 31, 2018, from $981.8 million at December 31, 2017, primarily as a result of a $44.1 million, or 5.8% increase in loans receivable, net, a $8.9 million, or 10.8% increase in securities available-for-sale, a $6.7 million, or 35.6% increase in total cash and cash equivalents, and a $3.1 million, or 29.8% increase in bank owned life insurance mainly funded by growth in deposits and FHLB borrowings, partially offset by a $2.1 million, or 4.0% decrease in loans held for sale.

Loans receivable, net increased $44.1 million, or 5.8% to $805.6 million at March 31, 2018, from $761.6 million at December 31, 2017. The increase in loans receivable was primarily a result of increases in commercial business loans and consumer loans. Total commercial business loans increased $27.5 million, mostly due to an increase in commercial and industrial lending of $21.3 million, including purchases of $12.0 million in shared national credits, and $4.5 million in U.S. Department of Agriculture loans.  Total consumer loans increased $10.3 million, reflecting growth of $6.8 million in indirect home improvement loans and $3.1 million in marine loans.  Total real estate loans increased $6.5 million including increases in multi-family loans of $8.0 million, one-to-four-family portfolio loans of $1.4 million, which is net of a $5.5 million portfolio loan sale, and construction and development loans of $543,000, partially offset by decreases of $1.7 million in both commercial real estate loans and home equity loans. The growth in multi-family loans and corresponding modest growth in construction loans reflects $8.9 million in construction multi-family loans that were converted to permanent multi-family loans during the quarter. Undisbursed construction and development loan commitments increased $9.4 million, or 12.8%, to $82.7 million at March 31, 2018, as compared to $73.3 million at December 31, 2017.

Loans held for sale, consisting of one-to-four-family loans, decreased by $2.1 million, or 4.0% to $51.3 million at March 31, 2018, from $53.5 million at December 31, 2017. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family loans into the secondary market for asset/liability management purposes.

One-to-four-family loan originations, including $147.6 million loans held for sale, $21.2 million portfolio loans including first and second liens, and $1.4 million loans brokered to other institutions, decreased $38.4 million, or 18.4% to $170.2 million during the quarter ended March 31, 2018, compared to $208.6 million for the preceding quarter. The reduction in originations was primarily due to seasonal purchase activity in the Pacific Northwest. Originations of one-to-four-family loans to purchase a home (purchase production) increased by $13.0 million, or 12.4% with $118.0 million in loan purchase production closing during the three months ended March 31, 2018, up from $105.0 million for the three months ended March 31, 2017. One-to-four-family loan originations for refinance (refinance production) increased $13.6 million, or 36.2% with $51.2 million in refinance production closing during the three months ended March 31, 2018, up from $37.6 million for the three months ended March 31, 2017.  During the quarter ended March 31, 2018, the Company sold $155.0 million of one-to-four-family loans, compared to sales of $136.4 million for the same quarter one year ago. In addition, the margin on loans sold decreased to 2.60% for the three months ended March 31, 2018, from 2.98% for the three months ended March 31, 2017.

The ALLL at March 31, 2018 increased to $11.1 million, or 1.4% of gross loans receivable, excluding loans held for sale, compared to $10.8 million, or 1.4% of gross loans receivable, excluding loans held for sale, at December 31, 2017. Substandard loans decreased to $6.0 million at March 31, 2018, compared to $6.5 million at December 31, 2017. Non-performing loans, consisting solely of non-accruing loans, decreased to $720,000 at March 31, 2018, from $1.0 million at December 31, 2017. At March 31, 2018, non-performing loans consisted of $271,000 of one-to-four-family loans, $215,000 of indirect home improvement loans, $201,000 of home equity loans, and $33,000 of solar loans. Non-performing loans to total gross loans were 0.1% at both March 31, 2018 and December 31, 2017. The Company had no OREO at March 31, 2018, or at December 31, 2017.

Liabilities. Total liabilities increased $58.4 million to $918.2 million at March 31, 2018, from $859.8 million at December 31, 2017, due to growth in deposits and borrowings. Total deposits increased $27.6 million to $857.5 million at March 31, 2018, from $829.8 million at December 31, 2017. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $13.5 million to $320.3 million at March 31, 2018, from $306.8 million at December 31, 2017.  Money market and savings accounts decreased $9.3 million to $291.5 million at March 31, 2018, from $300.8 million at December 31, 2017. Time deposits increased $23.4 million to $245.7 million at March 31, 2018, from $222.3 million at December 31, 2017. Non-retail certificates of deposit which includes brokered certificates of deposit, online certificates of deposit, and public funds increased $17.7 million to $84.2 million at March 31, 2018, compared to $66.5 million at December 31, 2017. Management remains focused on growth in lower cost relationship-based deposits to fund long-term asset growth.

Borrowings increased $32.0 million, or 425.0%, to $39.5 million at March 31, 2018, from $7.5 million at December 31, 2017, primarily due to continued growth in shorter term business loans funded with similar duration overnight FHLB borrowings.

Stockholders’ Equity. Total stockholders’ equity increased $3.4 million to $125.4 million at March 31, 2018, from $122.0 million at December 31, 2017. The increase in stockholders’ equity during the three months ended March 31, 2018, was primarily due to net income of $4.3 million, partially offset by an increase in accumulated other comprehensive loss, net of tax of $1.2 million.  Book value per common share was $35.21 at March 31, 2018, compared to $34.47 at December 31, 2017.

We have common shares outstanding of 3,563,006 that were calculated using shares outstanding of 3,695,552 at March 31, 2018, less 35,342 unvested restricted stock shares, and 97,204 unallocated ESOP shares. Common shares of 3,539,626 were calculated using shares outstanding at December 31, 2017 of 3,680,152, less 36,842 unvested restricted stock shares, and 103,684 unallocated ESOP shares.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

General. Net income for the three months ended March 31, 2018, increased $1.7 million, or 66.7%, to $4.3 million, from $2.6 million for the three months ended March 31, 2017. The increase in net income was primarily a result of a $2.2 million, or 24.2% increase in net interest income, after provision for loan losses, partially offset by a $659,000, or 6.4% increase in noninterest expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Year Over Year
Average Balances	2018	2017	$ Change
Assets
Loans receivable, net deferred loan fees (1)	$844,794	$650,090	$194,704
Securities available-for-sale, at fair value	90,532	94,115	(3,583)
Interest-bearing deposits and certificates of deposit at other financial institutions	40,734	54,666	(13,932)
FHLB stock, at cost	3,404	2,909	495
Total interest-earning assets	979,464	801,780	177,684
Noninterest-earning assets (2)	37,254	36,971	283
Total assets	$1,016,718	$838,751	$177,967
Liabilities and stockholders’ equity
Interest-bearing accounts	$670,058	$568,722	$101,336
Borrowings	21,604	12,616	8,988
Subordinated note	9,847	9,827	20
Total interest-bearing liabilities	701,509	591,165	110,344
Noninterest-bearing accounts	180,507	154,587	25,920
Other noninterest-bearing liabilities	11,921	11,986	(65)
Stockholders’ equity	122,781	81,013	41,768
Total liabilities and stockholders’ equity	$1,016,718	$838,751	$177,967

(1)	Includes loans held for sale
(2)	Includes fixed assets, BOLI, goodwill, and CDI

Net Interest Income. Net interest income increased $2.5 million, or 28.1%, to $11.5 million for the three months ended March 31, 2018, from $9.0 million for the three months ended March 31, 2017. The increase in net interest income was primarily due to a $2.9 million, or 30.8% increase in loans receivable interest income, due to a $194.7 million, or 30.0% increase in the average loans receivable, net balance, partially offset by a $392,000, or 46.0% increase in deposit interest expense mainly driven by an increase of $101.3 million in interest-bearing accounts with higher market rates paid on these deposits.

The net interest margin (“NIM”) increased 22 basis points to 4.76% for the three months ended March 31, 2018, from 4.54% for the three months ended March 31, 2017. The increased NIM reflects growth in higher yielding loans, and reductions in lower yielding securities available-for-sale and cash and cash equivalents. Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the three months ended March 31, 2018, increased $3.0 million, or 29.5%, to $13.0 million, from $10.0 million for the three months ended March 31, 2017. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $844.8 million for the three months ended March 31, 2018, compared to $650.1 million for the three months ended March 31, 2017, and a 31 basis point increase in the average yield on interest-earning assets to 5.38% for the three months ended March 31, 2018, compared to 5.07% for the three months ended March 31, 2017. The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the growth in the loan portfolio and the proportionally larger level of loans in the average interest-earning asset mix.

Interest Expense. Interest expense increased $433,000, or 40.9%, to $1.5 million for the three months ended March 31, 2018, from $1.1 million for the same period of the prior year. The increase was attributable to an increase in interest expense on deposits of $392,000, and borrowings of $41,000. The average cost of funds increased 11 basis points to 0.69% from 0.58% for the three months ended March 31, 2018 and 2017, respectively, driven by growth in time deposits and an increase in borrowings which are closely tied to wholesale overnight borrowing rates. The average cost of deposits increased 11 basis points to 0.59% compared to 0.48%, for the three months ended March 31, 2018 and 2017, respectively, reflecting rising interest rates over the last year and an increase in non-retail certificates of deposit.

Provision for Loan Losses. For the three months ended March 31, 2018, the provision for loan losses was $350,000, compared to no provision for the three months ended March 31, 2017. The increased provision for loan losses for the three months ended March 31, 2018 was due to continued loan growth. During the three months ended March 31, 2018, net recoveries totaled $34,000, compared to net charge-offs of $64,000 during the three months ended March 31, 2017.

Noninterest Income. Noninterest income decreased $396,000 to $5.0 million for the three months ended March 31, 2018, from $5.4 million for the three months ended March 31, 2017. The decrease during the period reflects a $377,000 reduction in gain on sale of loans associated with lower volume of higher margin loans sold and lower lock volume due to the low supply of housing, and a $202,000 reduction in service charges and fee income primarily associated with the sale of servicing assets in 2017, partially offset by a $113,000 increase in gain on sale of investment securities.

Noninterest Expense. Noninterest expense increased $659,000 to $11.0 million for the three months ended March 31, 2018, from $10.4 million for the three months ended March 31, 2017. The increase in noninterest expense was primarily a result of a $930,000 increase in salaries and benefits, which included $782,000 in incentives and commissions associated with continued strong loan production growth, partially offset by decreases of $127,000 in operations expense and $93,000 in FDIC insurance.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 66.8% for the three months ended March 31, 2018, compared to 72.1% for the three months ended March 31, 2017, representing a greater increase in interest and noninterest income as compared to a smaller increase in noninterest expense.

Provision for Income Tax. For the three months ended March 31, 2018, the Company recorded a provision for income tax expense of $813,000 on pre-tax income as compared to $1.4 million for the three months ended March 31, 2017.  The effective tax rates for the three months ended March 31, 2018 and 2017 were 15.8% and 35.5%, respectively, reflecting the reduction of tax rates effective January 1, 2018 from the Tax Act enacted on December 22, 2017.

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

At March 31, 2018, the Bank’s total borrowing capacity was $234.7 million with the FHLB of Des Moines, with unused borrowing capacity of $195.1 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At March 31, 2018, the Bank held approximately $314.0 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $101.9 million, and a combined credit limit of $43.0 million in written Fed Funds lines of credit through correspondent banking relationships at March 31, 2018. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At March 31, 2018, the Bank held approximately $211.3 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At March 31, 2018, $39.5 million in FHLB advances and FHLB borrowings were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the Fed Funds lines of credit. The Bank’s Asset and Liability

Management Policy permits management to utilize brokered deposits up to 20% of Bank deposits or $172.6 million at March 31, 2018. Total brokered deposits at March 31, 2018 were $79.0 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits or the repayment of FHLB borrowings. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At March 31, 2018, the approved outstanding loan commitments, including unused lines of credit amounted to $293.7 million. Certificates of deposit scheduled to mature in three months or less at March 31, 2018, totaled $48.4 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2018, FS Bancorp, Inc. had $5.8 million in unrestricted cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 7 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at March 31, 2018, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at March 31, 2018, the Bank was considered to be well capitalized. At March 31, 2018, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 12.6%, 15.0%, 16.2%, and 15.0%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 12 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

FS Bancorp, Inc. is subject to regulatory guidelines for bank holding companies with $1 billion or more in assets, and at March 31, 2018, FS Bancorp, Inc. exceeded all regulatory capital requirements.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2018 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.          Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.                Mine Safety Disclosures

Not applicable.

Item 5.                Other Information

Not applicable.

Item 6.                  Exhibits

3.1	Articles of Incorporation of FS Bancorp, Inc. (1)
3.2	Bylaws of FS Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D. Mullet and Drew B. Ness (1)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (3)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (3)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (3)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (3)
10.7	Purchase and Assumption Agreement between Bank of America, National Association and 1st Security Bank dated September 1, 2015 (4)
10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company (5)
10.9	Form of change of control agreement with Donn C. Costa, Debbie L. Steck, and Dennis O’Leary (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: May 10, 2018	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: May 10, 2018	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)