Form 10-Q
period 2018-06-30
FS Bancorp, Inc.
filed 2018-08-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018              OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 3, 2018, there were 3,708,660 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10‑Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
ASSETS	2018	2017
Cash and due from banks	$3,429	$3,043
Interest-bearing deposits at other financial institutions	18,548	15,872
Total cash and cash equivalents	21,977	18,915
Certificates of deposit at other financial institutions	17,611	18,108
Securities available-for-sale, at fair value	98,465	82,480
Loans held for sale, at fair value	55,191	53,463
Loans receivable, net	881,200	761,558
Accrued interest receivable	4,071	3,566
Premises and equipment, net	16,273	15,458
Federal Home Loan Bank (“FHLB”) stock, at cost	7,742	2,871
Bank owned life insurance (“BOLI”), net	13,498	10,328
Servicing rights, held at the lower of cost or fair value	8,352	6,795
Goodwill	2,312	2,312
Core deposit intangible, net	1,164	1,317
Other assets	4,686	4,612
TOTAL ASSETS	$1,132,542	$981,783
LIABILITIES
Deposits:
Noninterest-bearing accounts	$184,357	$186,890
Interest-bearing accounts	685,756	642,952
Total deposits	870,113	829,842
Borrowings	106,526	7,529
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(145)	(155)
Total subordinated note less unamortized debt issuance costs	9,855	9,845
Deferred tax liability, net	27	607
Other liabilities	16,650	11,958
Total liabilities	1,003,171	859,781
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,708,660 and 3,680,152 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	37	37
Additional paid-in capital	56,344	55,135
Retained earnings	76,102	68,422
Accumulated other comprehensive loss, net of tax	(2,127)	(475)
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(985)	(1,117)
Total stockholders’ equity	129,371	122,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,132,542	$981,783

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans receivable, including fees	$13,135	$10,401	$25,391	$19,773
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	887	736	1,619	1,397
Total interest and dividend income	14,022	11,137	27,010	21,170
INTEREST EXPENSE
Deposits	1,432	896	2,675	1,748
Borrowings	496	106	576	145
Subordinated note	169	169	337	336
Total interest expense	2,097	1,171	3,588	2,229
NET INTEREST INCOME	11,925	9,966	23,422	18,941
PROVISION FOR LOAN LOSSES	450	—	800	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,475	9,966	22,622	18,941
NONINTEREST INCOME
Service charges and fee income	670	1,003	1,329	1,864
Gain on sale of loans	4,671	4,460	8,649	8,815
Gain on sale of investment securities	—	237	113	237
Gain on sale of mortgage servicing rights (“MSR”)	—	958	—	958
Earnings on cash surrender value of BOLI	88	71	170	140
Other noninterest income	185	228	377	363
Total noninterest income	5,614	6,957	10,638	12,377
NONINTEREST EXPENSE
Salaries and benefits	7,671	6,916	14,719	13,034
Operations	1,541	1,443	2,901	2,929
Occupancy	704	645	1,353	1,289
Data processing	679	593	1,319	1,160
Loan costs	704	543	1,332	1,252
Professional and board fees	463	402	907	883
Federal Deposit Insurance Corporation (“FDIC”) insurance	90	119	131	253
Marketing and advertising	215	182	364	320
Amortization of core deposit intangible	77	100	153	200
Impairment on servicing rights	—	1	—	1
Total noninterest expense	12,144	10,944	23,179	21,321
INCOME BEFORE PROVISION FOR INCOME TAXES	4,945	5,979	10,081	9,997
PROVISION FOR INCOME TAXES	688	1,620	1,502	3,045
NET INCOME	$4,257	$4,359	$8,579	$6,952
Basic earnings per share	$1.19	$1.50	$2.40	$2.40
Diluted earnings per share	$1.13	$1.41	$2.28	$2.25

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)  (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$4,257	$4,359	$8,579	$6,952
Other comprehensive (loss) income, before tax:
Securities available-for-sale:
Unrealized holding (loss) gain during year	(524)	767	(1,991)	931
Income tax benefit (provision) related to unrealized holding (loss) gain	113	(270)	428	(328)
Reclassification adjustment for realized gain included in net income	—	(237)	(113)	(237)
Income tax provision related to reclassification for realized gain	—	83	24	83
Other comprehensive (loss) income, net of tax	(411)	343	(1,652)	449
COMPREHENSIVE INCOME	$3,846	$4,702	$6,927	$7,401

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2017	3,059,503	$31	$27,334	$55,584	$(536)	$(1,380)	$81,033
Net income	—	$—	—	6,952	—	—	$6,952
Dividends paid ($0.20 per share)	—	$—	—	(616)	—	—	$(616)
Share-based compensation	—	$—	358	—	—	—	$358
Common stock repurchased	(6,198)	$—	(275)	—	—	—	$(275)
Stock options exercised	21,863	$—	369	—	—	—	$369
Other comprehensive income, net of tax	—	$—	—	—	449	—	$449
ESOP shares allocated	—	$—	422	—	—	132	$554
BALANCE, June 30, 2017	3,075,168	$31	$28,208	$61,920	$(87)	$(1,248)	$88,824

BALANCE, January 1, 2018	3,680,152	$37	$55,135	$68,422	$(475)	$(1,117)	$122,002
Net income	—	$—	—	8,579	—	—	$8,579
Dividends paid ($0.24 per share)	—	$—	—	(899)	—	—	$(899)
Share-based compensation	—	$—	285	—	—	—	$285
Common stock repurchased	(4,325)	$—	(250)	—	—	—	$(250)
Stock options exercised	32,833	$—	554	—	—	—	$554
Other comprehensive loss, net of tax	—	$—	—	—	(1,652)	—	$(1,652)
ESOP shares allocated	—	$—	620	—	—	132	$752
BALANCE, June 30, 2018	3,708,660	$37	$56,344	$76,102	$(2,127)	$(985)	$129,371

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,579	$6,952
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	800	—
Depreciation, amortization and accretion	2,640	1,514
Compensation expense related to stock options and restricted stock awards	285	358
ESOP compensation expense for allocated shares	752	554
Increase in cash surrender value of BOLI	(170)	(140)
Gain on sale of loans held for sale	(8,567)	(8,815)
Gain on sale of portfolio loans	(82)	—
Gain on sale of investment securities	(113)	(237)
Gain on sale of MSR	—	(958)
Origination of loans held for sale	(313,203)	(311,088)
Proceeds from sale of loans held for sale	317,431	312,986
Impairment of servicing rights	—	1
Changes in operating assets and liabilities
Accrued interest receivable	(468)	(379)
Other assets	(74)	(229)
Other liabilities	4,565	1,200
Net cash from operating activities	12,375	1,719
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	5,305	29,988
Maturities, prepayments, sales, and calls	4,315	3,653
Purchases	(27,845)	(30,093)
Maturities of certificates of deposit at other financial institutions	496	1,240
Purchase of certificates of deposit at other financial institutions	—	(4,102)
Loan originations and principal collections, net	(104,670)	(88,735)
Purchase of portfolio loans	(21,618)	(26,220)
Proceeds from sale of portfolio loans	5,551	—
Purchase of premises and equipment, net	(1,649)	(323)
Purchase of BOLI	(3,000)	—
FHLB stock, net	(4,871)	(1,190)
Proceeds from sale of MSR	—	4,827
Net cash used by investing activities	(147,986)	(110,955)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	40,271	73,104
Proceeds from borrowings	513,985	217,260
Repayments of borrowings	(414,988)	(199,260)
Dividends paid	(899)	(616)
Proceeds from stock options exercised	554	369
Common stock repurchased	(250)	(275)
Net cash from financing activities	138,673	90,582
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,062	(18,654)
CASH AND CASH EQUIVALENTS, beginning of period	18,915	36,456
CASH AND CASH EQUIVALENTS, end of period	$21,977	$17,802

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$3,513	$2,228
Income taxes	$1,200	$2,760
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized (loss) gain on investment securities, net	$(2,105)	$694
Retention of gross mortgage servicing rights from loan sales	$2,519	$2,242

See accompanying notes to these consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 13 branches, including the newly opened Silverdale, Washington branch which opened on April 12, 2018, and seven loan production offices in suburban communities in the greater Puget Sound area within Snohomish, King, Pierce, Jefferson, Kitsap, and Clallam counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, and the deferred income taxes.

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

Subsequent Events - On July 17, 2018, FS Bancorp, Inc. announced the signing of a definitive merger agreement whereby the Company will acquire Anchor Bancorp (“Anchor”) in a stock and cash transaction valued at approximately $77.0 million.  The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the agreement by the shareholders of Anchor. See “Note 16 – Definitive Agreement”.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act (“Tax Act”) and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of June 30, 2018, the Company did not incur any adjustments to the provisional recognition.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as the earlier of the commitment date or date performance was completed. The amendments in this ASU require the awards to be measured at the grant-date fair value of the equity instrument.  ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, but no earlier than an entity's adoption of Topic 606.  The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's future consolidated financial statements.

Application of New Accounting Guidance Adopted in 2018

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

In May 2018, the FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. This ASU updates outdated guidance related to the Office of Comptroller of the Currency’s (OCC) Banking Circular 202, Accounting for Net Deferred Tax Charges, as the guidance has been rescinded by OCC and is no longer relevant. The amendments in this ASU are effective immediately. The adoption of ASU No. 2018-06 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at June 30, 2018 and December 31, 2017:

	June 30, 2018
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$16,064	$23	$(165)	$15,922
Corporate securities	7,092	6	(203)	6,895
Municipal bonds	10,871	—	(389)	10,482
Mortgage-backed securities	50,570	24	(1,531)	49,063
U.S. Small Business Administration securities	16,578	—	(475)	16,103
Total securities available-for-sale	$101,175	$53	$(2,763)	$98,465

	December 31, 2017
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$9,077	$49	$(11)	$9,115
Corporate securities	7,113	9	(96)	7,026
Municipal bonds	12,720	148	(82)	12,786
Mortgage-backed securities	40,161	63	(490)	39,734
U.S. Small Business Administration securities	14,014	—	(195)	13,819
Total securities available-for-sale	$83,085	$269	$(874)	$82,480

At June 30, 2018, the Bank had pledged seven securities held at the FHLB of Des Moines with a carrying value of $10.8 million to secure Washington State public deposits of $7.4 million with a $3.0 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2017, the Bank pledged nine securities held at the FHLB of Des Moines with a carrying value of $10.7 million to secure Washington State public deposits of $7.6 million with a $3.2 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at June 30, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$11,898	$(165)	$—	$—	$11,898	$(165)
Corporate securities	4,009	(87)	1,880	(116)	5,889	(203)
Municipal bonds	8,659	(212)	1,823	(177)	10,482	(389)
Mortgage-backed securities	27,807	(671)	17,532	(860)	45,339	(1,531)
U.S. Small Business Administration securities	12,999	(358)	3,105	(117)	16,104	(475)
Total	$65,372	$(1,493)	$24,340	$(1,270)	$89,712	$(2,763)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$2,987	$(11)	$—	$—	$2,987	$(11)
Corporate securities	4,102	(15)	1,915	(81)	6,017	(96)
Municipal bonds	5,982	(82)	—	—	5,982	(82)
Mortgage-backed securities	7,262	(61)	20,635	(429)	27,897	(490)
U.S. Small Business Administration securities	11,876	(162)	1,943	(33)	13,819	(195)
Total	$32,209	$(331)	$24,493	$(543)	$56,702	$(874)

There were 45 investments with unrealized losses of less than one year, and 18 investments with unrealized losses of more than one year at June 30, 2018. There were 21 investments with unrealized losses of less than one year, and 17 investments with unrealized losses of more than one year at December 31, 2017. The unrealized losses associated with these investments are believed to be caused by changes in market interest rates that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the six months ended June 30, 2018, or for the year ended December 31, 2017.

The contractual maturities of securities available-for-sale at June 30, 2018 and December 31, 2017 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency securities
Due after five years through ten years	$11,066	$10,994	$4,079	$4,124
Due after ten years	4,998	4,928	4,998	4,991
Subtotal	16,064	15,922	9,077	9,115
Corporate securities
Due after one year through five years	6,096	5,990	5,117	5,111
Due after five years through ten years	996	905	1,996	1,915
Subtotal	7,092	6,895	7,113	7,026
Municipal bonds
Due after one year through five years	2,659	2,589	2,001	2,026
Due after five years through ten years	1,150	1,130	4,111	4,206
Due after ten years	7,062	6,763	6,608	6,554
Subtotal	10,871	10,482	12,720	12,786
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	33,586	32,675	23,310	23,091
Federal Home Loan Mortgage Corporation (“FHLMC”)	11,185	10,757	10,818	10,629
Government National Mortgage Association (“GNMA”)	5,799	5,631	6,033	6,014
Subtotal	50,570	49,063	40,161	39,734
U.S. Small Business Administration securities
Due after five years through ten years	14,672	14,263	12,065	11,896
Due after ten years	1,906	1,840	1,949	1,923
Subtotal	16,578	16,103	14,014	13,819
Total	$101,175	$98,465	$83,085	$82,480

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—	$5,305	$113	$—

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$29,988	$237	$—	$29,988	$237	$—

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
REAL ESTATE LOANS
Commercial	$64,599	$63,611
Construction and development	160,521	143,068
Home equity	25,460	25,289
One-to-four-family (excludes loans held for sale)	177,988	163,655
Multi-family	47,695	44,451
Total real estate loans	476,263	440,074
CONSUMER LOANS
Indirect home improvement	147,067	130,176
Solar	42,189	41,049
Marine	48,591	35,397
Other consumer	2,027	2,046
Total consumer loans	239,874	208,668
COMMERCIAL BUSINESS LOANS
Commercial and industrial	110,962	83,306
Warehouse lending	66,681	41,397
Total commercial business loans	177,643	124,703
Total loans receivable, gross	893,780	773,445
Allowance for loan losses	(11,571)	(10,756)
Deferred costs and fees, net	(2,885)	(2,708)
Premiums on purchased loans	1,876	1,577
Total loans receivable, net	$881,200	$761,558

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in the greater Puget Sound area and near our one loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona. The Company also originates solar loans through contractors and dealers in the state of California. Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

Consumer Loans

Indirect Home Improvement. Fixture secured loans for home improvement are originated by the Company through its network of home improvement contractors and dealers and are secured by the personal property installed in, on, or at the borrower’s real property, and may be perfected with a UCC‑2 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, pools, and other home fixture installations.

Solar. Fixture secured loans for solar related home improvement projects are originated by the Company through its network of contractors and dealers, and are secured by the personal property installed in, on, or at the borrower’s real property, and which may be perfected with a UCC‑2 financing statement filed in the county of the borrower’s residence.

Marine. Loans originated by the Company secured by boats to borrowers located in the states we originate consumer loans.

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

Warehouse Lending. Loans originated to non-depository financial institutions and secured by notes originated by the non-depository financial institution.  The Company has two distinct warehouse lending divisions: commercial warehouse re-lending secured by notes on construction loans and mortgage warehouse re-lending secured by notes on one-to-four-family loans.  The Company’s commercial construction warehouse lines are secured by notes on construction loans and typically guaranteed by principles with experience in construction lending.  Mortgage warehouse lending loans are funded through third-party residential mortgage bankers.  Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market.

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and six months ended June 30, 2018 and 2017:

	At or For the Three Months Ended June 30, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,780	$2,934	$2,311	$1,115	$11,140
Provision for loan losses	330	285	255	(420)	450
Charge-offs	(1)	(223)	—	—	(224)
Recoveries	16	188	1	—	205
Net recoveries (charge-offs)	15	(35)	1	—	(19)
Ending balance	$5,125	$3,184	$2,567	$695	$11,571
Period end amount allocated to:
Loans individually evaluated for impairment	$21	$109	$—	$—	$130
Loans collectively evaluated for impairment	5,104	3,075	2,567	695	11,441
Ending balance	$5,125	$3,184	$2,567	$695	$11,571
LOANS RECEIVABLE
Loans individually evaluated for impairment	$317	$310	$—	$—	$627
Loans collectively evaluated for impairment	475,946	239,564	177,643	—	893,153
Ending balance	$476,263	$239,874	$177,643	$—	$893,780

	At or For the Six Months Ended June 30, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,770	$2,814	$2,014	$1,158	$10,756
Provision for loan losses	343	370	550	(463)	800
Charge-offs	(4)	(451)	—	—	(455)
Recoveries	16	451	3	—	470
Net recoveries	12	—	3	—	15
Ending balance	$5,125	$3,184	$2,567	$695	$11,571
Period end amount allocated to:
Loans individually evaluated for impairment	$21	$109	$—	$—	$130
Loans collectively evaluated for impairment	5,104	3,075	2,567	695	11,441
Ending balance	$5,125	$3,184	$2,567	$695	$11,571
LOANS RECEIVABLE
Loans individually evaluated for impairment	$317	$310	$—	$—	$627
Loans collectively evaluated for impairment	475,946	239,564	177,643	—	893,153
Ending balance	$476,263	$239,874	$177,643	$—	$893,780

	At or For the Three Months Ended June 30, 2017
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$3,813	$2,588	$2,169	$1,577	$10,147
Provision for loan losses	331	87	282	(700)	—
Charge-offs	—	(179)	—	—	(179)
Recoveries	—	173	2	—	175
Net (charge-offs) recoveries	—	(6)	2	—	(4)
Ending balance	$4,144	$2,669	$2,453	$877	$10,143
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	4,144	2,669	2,453	877	10,143
Ending balance	$4,144	$2,669	$2,453	$877	$10,143
LOANS RECEIVABLE
Loans individually evaluated for impairment	$439	$—	$—	$—	$439
Loans collectively evaluated for impairment	397,256	190,729	131,878	—	719,863
Ending balance	$397,695	$190,729	$131,878	$—	$720,302

	At or For the Six Months Ended June 30, 2017
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$3,547	$2,082	$2,675	$1,907	$10,211
Provision for loan losses	596	661	(227)	(1,030)	—
Charge-offs	—	(384)	—	—	(384)
Recoveries	1	310	5	—	316
Net recoveries (charge-offs)	1	(74)	5	—	(68)
Ending balance	$4,144	$2,669	$2,453	$877	$10,143
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	4,144	2,669	2,453	877	10,143
Ending balance	$4,144	$2,669	$2,453	$877	$10,143
LOANS RECEIVABLE
Loans individually evaluated for impairment	$439	$—	$—	$—	$439
Loans collectively evaluated for impairment	397,256	190,729	131,878	—	719,863
Ending balance	$397,695	$190,729	$131,878	$—	$720,302

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

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans at June 30, 2018 and December 31, 2017:

	June 30, 2018
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$64,599	$64,599	$—
Construction and development	—	—	—	—	160,521	160,521	—
Home equity	—	—	72	72	25,388	25,460	176
One-to-four-family	—	141	—	141	177,847	177,988	141
Multi-family	—	—	—	—	47,695	47,695	—
Total real estate loans	—	141	72	213	476,050	476,263	317
CONSUMER LOANS
Indirect home improvement	360	127	114	601	146,466	147,067	274
Solar	24	44	16	84	42,105	42,189	35
Marine	16	—	—	16	48,575	48,591	—
Other consumer	11	1	—	12	2,015	2,027	1
Total consumer loans	411	172	130	713	239,161	239,874	310
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	110,962	110,962	—
Warehouse lending	—	—	—	—	66,681	66,681	—
Total commercial business loans	—	—	—	—	177,643	177,643	—
Total loans	$411	$313	$202	$926	$892,854	$893,780	$627

	December 31, 2017
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$63,611	$63,611	$—
Construction and development	—	—	—	—	143,068	143,068	—
Home equity	122	—	136	258	25,031	25,289	151
One-to-four-family	142	—	—	142	163,513	163,655	142
Multi-family	—	—	—	—	44,451	44,451	—
Total real estate loans	264	—	136	400	439,674	440,074	293
CONSUMER LOANS
Indirect home improvement	255	215	99	569	129,607	130,176	195
Solar	49	19	—	68	40,981	41,049	—
Marine	—	—	—	—	35,397	35,397	—
Other consumer	—	—	—	—	2,046	2,046	—
Total consumer loans	304	234	99	637	208,031	208,668	195
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	551	—	551	82,755	83,306	551
Warehouse lending	—	—	—	—	41,397	41,397	—
Total commercial business loans	—	551	—	551	124,152	124,703	551
Total loans	$568	$785	$235	$1,588	$771,857	$773,445	$1,039

There were no loans 90 days or more past due and still accruing interest at June 30, 2018 and December 31, 2017.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance was provided at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Unpaid
	Principal		Recorded	Related
	Balance	Impairment	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$176	$—	$176	$—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	141	—	141	21
Consumer loans	310	—	310	109
	451	—	451	130
Total	$627	$—	$627	$130

	December 31, 2017
	Unpaid
	Principal		Recorded	Related
	Balance	Impairment	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$151	$—	$151	$—
One-to-four-family	67	(12)	55	—
Total real estate loans	218	(12)	206	—
Commercial business loans	551	—	551	—
	769	(12)	757	—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	142	—	142	21
Consumer loans	195	—	195	68
	337	—	337	89
Total	$1,106	$(12)	$1,094	$89

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and six months ended June 30, 2018 and 2017:

	At or For the Three Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$148	$1	$240	$—
One-to-four-family(1)	—	—	201	1
Total real estate loans	148	1	441	1
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	271	1	—	—
Consumer loans	292	6	—	—
	563	7	—	—
Total	$711	$8	$441	$1

________________________

(1) Includes loans supported by Federal Housing Administration (“FHA”) guarantees.

	At or For the Six Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$182	$3	$230	$—
One-to-four-family (1)	—	—	178	4
Total real estate loans	182	3	408	4
WITH AN ALLOWANCE RECORDED
One-to-four-family	271	3	—	—
Consumer loans	276	11	—	—
	547	14	—	—
Total	$729	$17	$408	$4

_______________________

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

Consumer, Home Equity, and One-to-Four-Family Real Estate Loans

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

The following tables summarize risk rated loan balances by category at the dates indicated:

	June 30, 2018
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$64,599	$—	$—	$—	$—	$—	$64,599
Construction and development	160,521	—	—	—	—	—	160,521
Home equity	25,284	—	—	176	—	—	25,460
One-to-four-family	177,847	—	—	141	—	—	177,988
Multi-family	47,695	—	—	—	—	—	47,695
Total real estate loans	475,946	—	—	317	—	—	476,263
CONSUMER LOANS
Indirect home improvement	146,793	—	—	274	—	—	147,067
Solar	42,154	—	—	35	—	—	42,189
Marine	48,591	—	—	—	—	—	48,591
Other consumer	2,026	—	—	1	—	—	2,027
Total consumer loans	239,564	—	—	310	—	—	239,874
COMMERCIAL BUSINESS LOANS
Commercial and industrial	103,262	2,228	338	5,134	—	—	110,962
Warehouse lending	66,681	—	—	—	—	—	66,681
Total commercial business loans	169,943	2,228	338	5,134	—	—	177,643
Total loans receivable, gross	$885,453	$2,228	$338	$5,761	$—	$—	$893,780

	December 31, 2017
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$62,057	$—	$1,554	$—	$—	$—	$63,611
Construction and development	143,068	—	—	—	—	—	143,068
Home equity	25,138	—	—	151	—	—	25,289
One-to-four-family	163,513	—	—	142	—	—	163,655
Multi-family	44,451	—	—	—	—	—	44,451
Total real estate loans	438,227	—	1,554	293	—	—	440,074
CONSUMER LOANS
Indirect home improvement	129,981	—	—	195	—	—	130,176
Solar	41,049	—	—	—	—	—	41,049
Marine	35,397	—	—	—	—	—	35,397
Other consumer	1,998	—	—	48	—	—	2,046
Total consumer loans	208,425	—	—	243	—	—	208,668
COMMERCIAL BUSINESS LOANS
Commercial and industrial	76,942	—	425	5,939	—	—	83,306
Warehouse lending	40,724	673	—	—	—	—	41,397
Total commercial business loans	117,666	673	425	5,939	—	—	124,703
Total loans receivable, gross	$764,318	$673	$1,979	$6,475	$—	$—	$773,445

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $955.1 million and $778.9 million at June 30, 2018 and December 31, 2017, respectively, and are carried at the lower of cost or market.

The following table summarizes servicing rights activity for the three and six months ended June 30, 2018 and 2017:

	At or For the Three Months Ended
	June 30,
	2018	2017
Beginning balance	$7,515	$8,939
Additions	1,381	1,253
Sales	—	(4,751)
Servicing rights amortized	(544)	(541)
Impairment on servicing rights	—	(1)
Ending balance	$8,352	$4,899

	At or For the Six Months Ended
	June 30,
	2018	2017
Beginning balance	$6,795	$8,459
Additions	2,519	2,242
Sales	—	(4,751)
Servicing rights amortized	(962)	(1,050)
Impairment on servicing rights	—	(1)
Ending balance	$8,352	$4,899

The fair market value of the permanent servicing rights’ assets was $12.0 million and $8.6 million at June 30, 2018 and December 31, 2017, respectively. Fair value adjustments to servicing rights are mainly due to market based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At June 30,
	2018	2017
Key assumptions:
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	9.0%	10.3%
Weighted average life in years	8.0	7.1

Key economic assumptions and the sensitivity of the current fair value for single family MSR to immediate adverse changes in those assumptions at June 30, 2018 and December 31, 2017 were as follows:

		June 30, 2018	December 31, 2017
Aggregate portfolio principal balance		$952,257	$775,093
Weighted average rate of note		4.2%	4.1%

At June 30, 2018	Base	0.5%Adverse Rate Change	1.0%Adverse Rate Change
Conditional prepayment rate	9.0%	10.9%	15.3%
Fair value MSR	$12,016	$10,752	$9,162
Percentage of MSR	1.3%	1.1%	1.0%

Discount rate	9.8%	10.3%	10.8%
Fair value MSR	$12,016	$11,754	$11,503
Percentage of MSR	1.3%	1.2%	1.2%

At December 31, 2017	Base	0.5%Adverse Rate Change	1.0%Adverse Rate Change
Conditional prepayment rate	10.9%	17.7%	24.5%
Fair value MSR	$8,602	$6,811	$5,614
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$8,602	$8,433	$8,271
Percentage of MSR	1.1%	1.1%	1.1%

The above table shows the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan. The above tables reference a 50 basis point and 100 basis point decrease in note rates.

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSR, which is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance, however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The Company recorded $573,000 and $682,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing mortgage and commercial loans for the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. The income, net of amortization, is reported in noninterest income on the Consolidated Statements of Income.

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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	June 30, 2018
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$49,621	$1,138	$—
Mandatory and best effort forward commitments with investors	24,739	—	18
Forward TBA mortgage-backed securities	70,000	—	199
TBA mortgage-backed securities forward sales paired off with investors	21,500	—	22

	December 31, 2017
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$31,951	$726	$—
Mandatory and best effort forward commitments with investors	12,505	51	—
Forward TBA mortgage-backed securities	66,500	—	65
TBA mortgage-backed securities forward sales paired off with investors	36,500	53	—

At June 30, 2018 and December 31, 2017, the Company had $70.0 million and $66.5 million of unsettled TBA trades with counterparties that required margin collateral of $220,000 and $75,000, respectively.  This collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $403,000 and $114,000 for the three months ended June 30, 2018 and 2017, respectively, and net gain (loss) of $484,000 and $(381,000) for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6 - DEPOSITS

Deposits are summarized as follows at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018(1)	2017(1)
Noninterest-bearing checking	$172,848	$177,739
Interest-bearing checking	128,080	119,872
Savings	77,631	72,082
Money market(2)	210,742	228,742
Certificates of deposit less than $100,000(3)	144,755	111,489
Certificates of deposit of $100,000 through $250,000	79,131	77,934
Certificates of deposit of $250,000 and over(4)	45,417	32,833
Escrow accounts related to mortgages serviced	11,509	9,151
Total	$870,113	$829,842

(1)

Includes $124.0 million of deposits at June 30, 2018 (that which is remaining from the purchase of four retail bank branches from Bank of America, National Association on January 22, 2016) and $134.6 million at December 31, 2017.

(2)	Includes $4.0 million of brokered deposits at June 30, 2018 and $6.5 million at December 31, 2017.
(3)	Includes $86.6 million and $59.3 million of brokered deposits at June 30, 2018 and December 31, 2017, respectively.
(4)	Time deposits that meet or exceed the FDIC insurance limit.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank based on a percentage of deposits. The amounts of such balances at June 30, 2018 and December 31, 2017 were $17.9 million and $18.2 million, respectively.

Scheduled maturities of time deposits at June 30, 2018 for future periods ending are as follows:

At June 30, 2018
Maturing in 2018	$89,416
Maturing in 2019	90,581
Maturing in 2020	46,314
Maturing in 2021	23,286
Maturing in 2022	17,779
Thereafter	1,927
Total	$269,303

Interest expense by deposit category for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest-bearing checking	$63	$14	$130	$22
Savings and money market	393	312	712	581
Certificates of deposit	976	570	1,833	1,145
Total	$1,432	$896	$2,675	$1,748

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

The following table provides a summary of the Company’s commitments at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Commercial	$108	$107
Construction and development	79,038	73,321
One-to-four-family (includes locks for salable loans)	55,817	37,336
Home equity	35,750	32,889
Multi-family	616	438
Total real estate loans	171,329	144,091
CONSUMER LOANS	10,184	10,041
COMMERCIAL BUSINESS LOANS
Commercial and industrial	53,995	52,452
Warehouse lending	44,019	78,303
Total commercial business loans	98,014	130,755
Total commitments to extend credit	$279,527	$284,887

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $230,000 at June 30, 2018 and $253,000 at December 31, 2017. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through June 30, 2018, the total loans sold to the FHLB of Des Moines were $57.6 million with the FLA totalling $633,000 and the CE obligation at $367,000 or 0.64% of the loans outstanding. The holdback for CE obligations is included in the contingent liabilities detailed below. There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at June 30, 2018 and December 31, 2017.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded reserves of $971,000 and $1.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2018 and December 31, 2017, respectively, which is included in other liabilities on the Consolidated Balance Sheets.

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

The Company has entered into change of control agreements with its Chief Financial Officer/Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Chief Human Resources Officer, Senior Vice President Compliance Officer, Executive Vice President of Retail Banking and Marketing, and two Executive Vice Presidents of Home Lending. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements, the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6298 when all litigation pending as of the date of the IPO is concluded. However, at June 30, 2018, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at June 30, 2018 and December 31, 2017 was $132.45 per share and $114.02 per share, respectively.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at June 30, 2018.

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

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company’s fair values for financial instruments at June 30, 2018 were determined based on these requirements.

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at the dates indicated:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At June 30, 2018
U.S. agency securities	$—	$15,922	$—	$15,922
Corporate securities	—	6,895	—	6,895
Municipal bonds	—	10,482	—	10,482
Mortgage-backed securities	—	49,063	—	49,063
U.S. Small Business Administration securities	—	16,103	—	16,103
Total	$—	$98,465	$—	$98,465

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2017
U.S. agency securities	$—	$9,115	$—	$9,115
Corporate securities	—	7,026	—	7,026
Municipal bonds	—	12,786	—	12,786
Mortgage-backed securities	—	39,734	—	39,734
U.S. Small Business Administration securities	—	13,819	—	13,819
Total	$—	$82,480	$—	$82,480

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at the dates indicated:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
June 30, 2018	$—	$55,191	$—	$55,191
December 31, 2017	$—	$53,463	$—	$53,463

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at the dates indicated:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
June 30, 2018	$—	$—	$1,138	$1,138
December 31, 2017	$—	$—	$726	$726

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2018	$—	$(199)	$(18)	$(217)
December 31, 2017	$—	$(65)	$51	$(14)

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2018	$—	$(22)	$—	$(22)
December 31, 2017	$—	$53	$—	$53

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
June 30, 2018	$—	$—	$627	$627
December 31, 2017	$—	$—	$1,094	$1,094

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at June 30, 2018:

Level 3		Significant	Range	Weighted
Fair Value Instruments	Valuation Technique	Unobservable Inputs	(Weighted Average)	Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.8%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.8%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 25%	20.7%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2018 and 2017:

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Three Months Ended June 30,	Balance	Issuances	Settlements	Balance	period
2018
Interest rate lock commitments with customers	$815	$3,140	$(2,817)	$1,138	$323
Individual forward sale commitments with investors	4	84	(106)	(18)	(22)
2017
Interest rate lock commitments with customers	$1,437	$4,067	$(4,292)	$1,212	$(225)
Individual forward sale commitments with investors	(19)	(107)	209	83	102

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Six Months Ended June 30,	Balance	Issuances	Settlements	Balance	year
2018
Interest rate lock commitments with customers	$726	$5,575	$(5,163)	$1,138	$412
Individual forward sale commitments with investors	51	656	(725)	(18)	(69)
2017
Interest rate lock commitments with customers	$818	$7,549	$(7,155)	$1,212	$394
Individual forward sale commitments with investors	177	(303)	209	83	(94)

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

Accrued Interest - The carrying amount of accrued interest approximates its fair value (Level 2).

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

The following table provides estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017, whether or not recognized at fair value in the Consolidated Balance Sheets:

	June 30,		December 31,
	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$21,977	$21,977	$18,915	$18,915
Certificates of deposit at other financial institutions	17,611	17,611	18,108	18,108
Level 2 inputs:
Securities available-for-sale, at fair value	98,465	98,465	82,480	82,480
Loans held for sale, at fair value	55,191	55,191	53,463	53,463
FHLB stock, at cost	7,742	7,742	2,871	2,871
Accrued interest receivable	4,071	4,071	3,566	3,566
Paired off commitments with investors	—	—	53	53
Level 3 inputs:
Loans receivable, gross	893,780	882,819	773,445	780,551
Servicing rights, held at lower of cost or fair value	8,352	12,022	6,795	8,608
Fair value interest rate locks with customers	1,138	1,138	726	726
Individual forward sale commitments with investors	—	—	51	51
Financial Liabilities
Level 2 inputs:
Deposits	870,113	863,210	829,842	838,087
Borrowings	106,526	106,442	7,529	7,498
Subordinated note	9,855	10,741	9,845	10,741
Accrued interest payable	289	289	214	214
Paired off commitments with investors	22	22	—	—
Individual forward sale commitments with investors	199	199	65	65
Level 3 inputs:
Individual forward sale commitments with investors	18	18	—	—

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at June 30, 2018 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended June 30, 2018 and 2017 was $393,000 and $317,000, respectively, and $752,000 and $554,000 for the six months ended June 30, 2018 and 2017, respectively.

Shares held by the ESOP at June 30, 2018 and 2017 were as follows (shown as actual):

	Balances	Balances
	at June 30, 2018	at June 30, 2017
Allocated shares	153,049	126,589
Committed to be released shares	12,960	12,960
Unallocated shares	90,724	116,645
Total ESOP shares	256,733	256,194

Fair value of unallocated shares (in thousands)	$5,262	$4,987

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Numerator:	2018	2017	2018	2017
Net income (in thousands)	$4,257	$4,359	$8,579	$6,952
Denominator:
Basic weighted average common shares outstanding	3,583,927	2,903,323	3,573,560	2,891,116
Dilutive shares	181,797	194,305	188,519	193,276
Diluted weighted average common shares outstanding	3,765,724	3,097,628	3,762,079	3,084,392
Basic earnings per share	$1.19	$1.50	$2.40	$2.40
Diluted earnings per share	$1.13	$1.41	$2.28	$2.25

NOTE 11 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved a 2018 Equity Incentive Plan (“2018 Plan”) that authorizes 650,000 shares of the Company’s common stock to be issued as 25% restricted stock awards (163,000) or 75% granted as stock options (487,000).  As of June 30, 2018, none of the restricted stock or stock option grants have been issued.

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options and restricted stock awards.

Total share-based compensation expense for the Plan was $150,000 and $285,000 for the three and six months ended June 30, 2018 respectively, and $166,000 and $358,000 for the three and six months ended June 30, 2017, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 option share awards under the Plan were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of May 8, 2014, of $16.89 per share. These option awards were granted as non-qualified stock options, having a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At June 30, 2018, 6,013 option share awards are available to be granted.

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

The following table presents a summary of the Company’s stock option plan awards during the six months ended June 30, 2018 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2018	256,237	$16.89	6.36	$9,655,010
Granted	—	—	—	—
Less exercised	32,833	$16.89	—	$1,318,296
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2018	223,404	$16.89	5.63	$10,357,009

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	223,242	$16.89	5.63	$10,349,515

Exercisable at June 30, 2018	162,604	$16.89	5.54	$7,538,321

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 1/32 over the 10-year contractual life, or 3.1% of the options forfeited over 10 years.

At June 30, 2018, there was $188,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 10 months.

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

The following table presents a summary of the Company’s nonvested awards during the six months ended June 30, 2018 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2018	36,842	$17.63
Granted	—	—
Less vested	18,421	$17.63
Forfeited or expired	—	—
Nonvested at June 30, 2018	18,421	$17.63

At June 30, 2018, there was $264,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 10 months.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At June 30, 2018 and December 31, 2017, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at June 30 2018, that the Company and the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at June 30, 2018 and December 31, 2017 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2018
Total risk-based capital
(to risk-weighted assets)	$143,480	15.57%	$73,699	8.00%	$91,018	9.88%	$92,124	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$131,961	14.32%	$55,274	6.00%	$72,594	7.88%	$73,699	8.00%
Tier 1 leverage capital
(to average assets)	$131,961	12.23%	$43,157	4.00%	N/A	N/A	$53,946	5.00%
CET 1 capital
(to risk-weighted assets)	$131,961	14.32%	$41,456	4.50%	$64,487	7.00%	$59,881	6.50%

At December 31, 2017
Total risk-based capital
(to risk-weighted assets)	$133,967	16.25%	$65,965	8.00%	$76,272	9.25%	$82,456	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$123,651	15.00%	$49,474	6.00%	$59,781	7.25%	$65,965	8.00%
Tier 1 leverage capital
(to average assets)	$123,651	12.61%	$39,233	4.00%	N/A	N/A	$49,041	5.00%
CET 1 capital
(to risk-weighted assets)	$123,651	15.00%	$37,105	4.50%	$47,412	5.75%	$53,597	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement was phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required and increases by 0.625% on each subsequent January 1, until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At June 30, 2018, the Bank’s CET1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.

FS Bancorp, Inc. is a bank holding company subject to the capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  For a bank holding company with less than $1.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. At June 30, 2018, FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets and exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at June 30, 2018 were 11.9% for Tier 1 leverage-based capital, 13.9% for Tier 1 risk-based capital, 15.2% for total risk-based capital, and 13.9% for CET 1 capital ratio.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. We originate consumer loans, commercial and multi-family real estate loans, residential and multi-family construction loans, and commercial business loans. At June 30, 2018, our retail deposit branch network consisted of 13 branches in the Pacific Northwest. At June 30, 2018 and December 31, 2017, our deposits totaled $870.1 million and $829.8 million, respectively. This segment is also responsible for the management of our investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the three and six months ended June 30, 2018 and 2017:

	At or For the Three Months Ended June 30, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$764	$11,161	$11,925
Provision for loan losses	(149)	(301)	(450)
Noninterest income	4,447	1,167	5,614
Noninterest expense	(4,508)	(7,636)	(12,144)
Income before provision for income taxes	554	4,391	4,945
Provision for income taxes	(78)	(610)	(688)
Net income	$476	$3,781	$4,257
Total average assets at period end	$222,687	$860,175	$1,082,862
FTEs	117	219	336

	At or For the Three Months Ended June 30, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$415	$9,551	$9,966
Provision for loan losses	(117)	117	—
Noninterest income	5,462	1,495	6,957
Noninterest expense	(4,382)	(6,562)	(10,944)
Income before provision for income taxes	1,378	4,601	5,979
Provision for income taxes	(374)	(1,246)	(1,620)
Net income	$1,004	$3,355	$4,359
Total average assets at period end	$197,431	$705,052	$902,483
FTEs	117	207	324

	At or For the Six Months Ended June 30, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$1,479	$21,943	$23,422
Provision for loan losses	(145)	(655)	(800)
Noninterest income	8,213	2,425	10,638
Noninterest expense	(8,564)	(14,615)	(23,179)
Income before provision for income taxes	983	9,098	10,081
Provision for income taxes	(146)	(1,356)	(1,502)
Net income	$837	$7,742	$8,579
Total average assets at quarter end	$219,553	$830,419	$1,049,972
FTEs	117	219	336

	At or For the Six Months Ended June 30, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$1,045	$17,896	$18,941
Provision for loan losses	(197)	197	—
Noninterest income	9,849	2,528	12,377
Noninterest expense	(8,399)	(12,922)	(21,321)
Income before provision for income taxes	2,298	7,699	9,997
Provision for income taxes	(700)	(2,345)	(3,045)
Net income	$1,598	$5,354	$6,952
Total average assets at period end	$184,499	$686,294	$870,793
FTEs	117	207	324

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

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method of accounting.  Goodwill totaled $2.3 million at June 30, 2018 and December 31, 2017, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2017, and determined that no impairment of goodwill existed. No events or circumstances since the December 31, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed at June 30, 2018.

The following table summarizes the changes in the Company’s other intangible assets for the year ended December 31, 2017, and the six months ended June 30, 2018.

	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2016	$2,239	$(522)	$1,717
Amortization	—	(400)	(400)
Balance, December 31, 2017	2,239	(922)	1,317
Amortization	—	(153)	(153)
Balance, June 30, 2018	$2,239	$(1,075)	$1,164

The core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $77,000 and $153,000 for the three and six months ended June 30, 2018, and $100,000 and $200,000 for the same period in 2017. Amortization expense for core deposit intangible is expected to be as follows at June 30, 2018:

Remainder of 2018	$154
2019	235
2020	181
2021	166
2022	166
Thereafter	262
Total	$1,164

NOTE 15 - REVENUE FROM CONTRACTS WITH CUSTOMERS

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

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three months ended June 30, 2018, the Company recognized $574,000 in total deposit fees, which included $280,000 of debit card interchange fees and $116,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $5.2 million of noninterest income considered not within the scope of ASC 606.  For the six months ended June 30, 2018, the Company recognized $1.1 million in total deposit fees, which included $540,000 of debit card interchange fees and $236,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $9.9 million of noninterest income considered not within the scope of ASC 606.

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

NOTE 16 - DEFINITIVE AGREEMENT

On July 17, 2018, the Company entered into a definitive agreement (the "Agreement") with Anchor Bancorp, headquartered in Lacey, Washington ("Anchor"), pursuant to which Anchor will be merged with and into the Company, and immediately thereafter Anchor’s bank subsidiary, Anchor Bank, will be merged with and into 1st Security Bank of Washington (the "Anchor Merger").  Anchor Bank has nine full-service banking offices within Grays Harbor, Thurston, Lewis, and Pierce counties, and one loan production office located in King County, Washington. Under the terms of the Agreement, Anchor shareholders will receive 0.2921 shares of FS Bancorp common stock and $12.40 in cash for each share of Anchor common stock. FS Bancorp will pay aggregate consideration of 725,585 shares of FS Bancorp common stock and $30.8 million in cash, or based on the 10-day volume weighted average closing price of FS Bancorp common stock of $63.68 on July 13, 2018, approximately $77.0 million in aggregate, including the value of outstanding shares of Anchor restricted stock.

In the event the Agreement is terminated under certain specified circumstances in connection with a competing transaction, Anchor will be required to pay the Company a termination fee of $2.7 million in cash. All of the directors of Anchor have agreed to vote their shares of Anchor common stock in favor of approval of the Agreement. The proposed transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Agreement by the shareholders of Anchor, and is expected to be completed in either the fourth quarter of 2018 or early in the first quarter of 2019.

At June 30, 2018, Anchor reported total assets of $469.6 million, total loans of $397.4 million and total deposits of $359.0 million. Upon consummation of the merger, the shareholders of Anchor will own approximately 16% of the combined company.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	the expected cost savings, synergies and other financial benefits from our pending merger with Anchor Bancorp ("Anchor") might not be realized within the expected time frames or at all;
•	governmental approval of the merger may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;
•	conditions to the closing of the merger may not be satisfied;
•	the shareholders of Anchor may fail to approve the consummation of the merger;
•	the integration of the combined company, including personnel changes/retention, might not proceed as planned;
•	the combined company might not perform as well as expected;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
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

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and one loan production office located in the Tri-Cities, Washington. The Company also maintains its long-standing indirect consumer lending platform which operates throughout the western region of the United States. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens our relationships within those markets.

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

Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, pools, and other improvement renovations is a large portion of the loan portfolio.  Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $30.4 million, or approximately 1,800 loans during the quarter ended June 30, 2018, using its indirect home improvement contractor/dealer network of 107 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona with 10 contractor/dealers responsible for 65.0% of the funded loans dollar volume.  The following table details total consumer funded loan originations by state for the periods indicated:

	For the Six Months Ended		For the Twelve Months Ended
	June 30, 2018		December 31, 2017
State	Amount	Percent	Amount	Percent
Washington	$31,068	42.8%	$37,748	35.3%
Oregon	23,206	32.0	43,678	40.9
California	14,638	20.2	20,246	18.9
Idaho	2,784	3.8	5,142	4.8
Colorado	833	1.1	108	0.1
Arizona	65	0.1	—	—
Total consumer loans	$72,594	100.0%	$106,922	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $362.3 million of one-to-four-family loans which includes loans held for sale, loans held for investment, fixed seconds, in addition to loans brokered to other institutions of $3.2 million through the home lending segment during the first half of 2018, of which $315.6 million were sold to investors. Of the loans sold to investors, $212.4 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At June 30, 2018, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $55.2 million, totaled $178.0 million, or 19.9%, of the total gross loan portfolio.

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

The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory or property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. In 2013, the Company expanded this program to include commercial warehouse lines including residential construction lending.

Since 2012, the Company has had an emphasis on diversifying lending products by expanding commercial real estate, commercial business, and residential lending, while maintaining the current volume of production and historical growth of the consumer loan portfolio. The Company’s lending strategies are intended to take advantage of: (1) historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities and the availability of experienced bankers, and (3) strength in relationship lending. Retail deposits will continue to serve as an important funding source.

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

Allowance for Loan and Lease Losses (“ALLL”). The ALLL is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the ALLL. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although the Company believes that use of the best information available currently establishes the ALLL, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt the methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the ALLL in any given period. Management believes that its systematic methodology continues to be appropriate given the Company’s increased size and level of complexity.

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

Deferred tax liabilities occur when taxable income is smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax liabilities are temporary differences payable in future periods. The Company had a net deferred tax liability of $27,000 and $607,000, at June 30, 2018 and December 31, 2017, respectively.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Assets. Total assets increased $150.8 million, or 15.4%, to $1.1 billion at June 30, 2018, from $981.8 million at December 31, 2017, primarily as a result of a $119.6 million, or 15.7% increase in loans receivable, net, a $16.0 million, or 19.4% increase in securities available-for-sale, a $4.9 million, or 169.7% increase in FHLB stock, a $3.2 million, or 30.7% increase in BOLI, a $3.1 million, or 16.2% increase in total cash and cash equivalents, a $1.7 million, or 3.2% increase in loans held for sale, and $1.6 million increase in servicing rights mainly funded by FHLB borrowings and deposit growth.

Loans receivable, net increased $119.6 million, or 15.7% to $881.2 million at June 30, 2018, from $761.6 million at December 31, 2017. Total commercial business loans increased $52.9 million, mostly due to an increase in commercial and industrial lending of $27.7 million, including purchases of $12.0 million in shared national credits, and $8.9 million in U.S. Department of Agriculture loans.  Total real estate loans increased $36.2 million including increases in construction and development loans of $17.5 million, one-to-four-family portfolio loans of $14.3 million, which is net of a $5.5 million portfolio loan sale, and multi-family loans of $3.2 million. Undisbursed construction and development loan commitments increased $5.7 million, or 7.8%, to $79.0 million at June 30, 2018, as compared to $73.3 million at December 31, 2017.

Total consumer loans increased $31.2 million, reflecting primarily growth of $16.9 million in indirect home improvement loans and $13.2 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $1.7 million, or 3.2% to $55.2 million at June 30, 2018, from $53.5 million at December 31, 2017. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family loans into the secondary market for asset/liability management purposes.

One-to-four-family loan originations, including $313.2 million loans held for sale, $45.9 million portfolio loans including first and second liens, and $3.2 million loans brokered to other institutions, increased $2.9 million, or 0.8% to $362.3 million during the six months ended June 30, 2018, compared to $359.4 million during the six months ended June 30, 2017. Originations of one-to-four-family loans to purchase a home (purchase production) decreased by $3.9 million, or 1.4% with $274.7 million in loan purchase production closing during the six months ended June 30, 2018, down from $278.6 million during the six months ended June 30, 2017. One-to-four-family loan originations for refinance (refinance production) increased $8.5 million, or 10.9% with $86.7 million in refinance production closing during the six months ended June 30, 2018, up from $78.2 million during the six months ended June 30, 2017.  During the six months ended June 30, 2018, the Company sold $315.6 million of one-to-four-family loans, compared to sales of $307.5 million for the same period one year ago. In addition, the margin on loans sold was unchanged at 2.56% for both the six months ended June 30, 2018, and 2017.

The ALLL at June 30, 2018 increased to $11.6 million, or 1.3% of gross loans receivable, excluding loans held for sale, compared to $10.8 million, or 1.4% of gross loans receivable, excluding loans held for sale, at December 31, 2017. Substandard loans decreased to $5.8 million at June 30, 2018, compared to $6.5 million at December 31, 2017. Non-performing loans, consisting solely of non-accruing loans, decreased to $627,000 at June 30, 2018, from $1.0 million at December 31, 2017. At June 30, 2018, non-performing loans consisted of $274,000 of indirect home improvement loans, $176,000 of home equity loans, $141,000 of one-to-four-family loans, $35,000 of solar loans, and $1,000 of other consumer loans. Non-performing loans to total gross loans were 0.1% at both June 30, 2018 and December 31, 2017. The Company had no OREO at June 30, 2018, or at December 31, 2017.

Liabilities. Total liabilities increased $143.4 million to $1.0 billion at June 30, 2018, from $859.8 million at December 31, 2017, due to growth in deposits and borrowings. Total deposits increased $40.3 million to $870.1 million at June 30, 2018, from $829.8 million at December 31, 2017. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $5.6 million to $312.4 million at June 30, 2018, from $306.8 million at December 31, 2017.  Money market and savings accounts decreased $12.5 million to $288.4 million at June 30, 2018, from $300.8 million at December 31, 2017. Time deposits increased $47.0 million to $269.3 million at June 30, 2018, from $222.3 million at December 31, 2017. Non-retail certificates of deposit which includes brokered certificates of deposit, online certificates of deposit, and public funds increased $21.1 million to $87.6 million at June 30, 2018, compared to $66.5 million at December 31, 2017. Management remains focused on growth in lower cost relationship-based deposits to fund long-term asset growth.

Borrowings increased $99.0 million to $106.5 million at June 30, 2018, from $7.5 million at December 31, 2017, primarily due to continued growth in shorter term business loans funded with similar duration and overnight FHLB borrowings.

Stockholders’ Equity. Total stockholders’ equity increased $7.4 million to $129.4 million at June 30, 2018, from $122.0 million at December 31, 2017. The increase in stockholders’ equity during the six months ended June 30, 2018, was primarily due to net income of $8.6 million, partially offset by an increase in accumulated other comprehensive loss, net of tax of $1.7 million.  Book value per common share was $35.94 at June 30, 2018, compared to $34.47 at December 31, 2017.

We have common shares outstanding of 3,599,516 that were calculated using shares outstanding of 3,708,660 at June 30, 2018, less 18,421 unvested restricted stock shares, and 90,724 unallocated ESOP shares. Common shares of 3,539,626 were calculated using shares outstanding at December 31, 2017 of 3,680,152, less 36,842 unvested restricted stock shares, and 103,684 unallocated ESOP shares.

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017

General. Net income for the three months ended June 30, 2018, decreased $102,000, or 2.3%, to $4.3 million, from $4.4 million for the three months ended June 30, 2017. The primary reason for the decrease in net income was a $1.3 million, or 19.3% decrease in noninterest income and a $1.2 million, or 11.0% increase in noninterest expense, partially offset by a $1.5 million, or 15.1% increase in net interest income after provision for loan losses, and a $932,000, or 57.5% decrease in  provision for income taxes.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2018			June 30, 2017
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$899,692	$13,135	5.86%	$720,569	$10,401	5.79%
Mortgage-backed securities	47,442	284	2.40%	50,287	283	2.26%
Investment securities	49,423	349	2.83%	47,002	282	2.41%
Federal Home Loan Bank stock	6,770	76	4.50%	4,019	29	2.89%
Interest-bearing deposits at other financial institutions	41,952	178	1.70%	40,930	142	1.39%
Total interest-earning assets	1,045,279	14,022	5.38%	862,807	11,137	5.18%
Noninterest-earning assets (2)	37,583			39,676
Total assets	$1,082,862			$902,483
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$287,354	$393	0.55%	$328,288	$312	0.38%
Interest-bearing checking	125,901	63	0.20%	76,939	14	0.07%
Certificates of deposit	243,108	976	1.61%	189,844	570	1.20%
Borrowings	100,546	496	1.98%	36,754	106	1.16%
Subordinated note	9,852	169	6.88%	9,832	169	6.89%
Total interest-bearing liabilities	766,761	2,097	1.10%	641,657	1,171	0.73%
Noninterest-bearing accounts	179,814			162,919
Other noninterest-bearing liabilities	10,451			13,112
Stockholders’ equity	125,836			84,795
Total liabilities and stockholders’ equity	$1,082,862			$902,483
Net interest income		$11,925			$9,966
Net interest rate spread			4.28%			4.45%
Net earning assets	$278,518			$221,150
Net interest margin			4.58%			4.63%
Average interest-earning assets to average interest-bearing liabilities	136.32%			134.47%

(1)	Includes loans held for sale.
(2)	Includes fixed assets, BOLI, goodwill, and CDI.

Net Interest Income. Net interest income increased $2.0 million, or 19.7%, to $11.9 million for the three months ended June 30, 2018, from $10.0 million for the three months ended June 30, 2017. The increase in net interest income was mostly due to a $2.7 million, or 26.3% increase in loans receivable interest income, due to a $179.1 million, or 24.9%

increase in the average loans receivable, net balance, and a seven basis point increase in the average loan yield. These increases were partially offset by a $536,000, or 59.8% increase in deposit interest expense mainly due to continued overall deposit growth at higher current market interest rates, and a $390,000 increase in interest expense mostly from the use of FHLB borrowings to support loan growth.

The net interest margin (“NIM”) decreased five basis points to 4.58% for the three months ended June 30, 2018, from 4.63% for the three months ended June 30, 2017. The decreased NIM was driven primarily by growth in higher cost market rate time deposits and increased borrowings to support loan growth. Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the three months ended June 30, 2018, increased $2.9 million, or 25.9%, to $14.0 million, from $11.1 million for the three months ended June 30, 2017. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $899.7 million for the three months ended June 30, 2018, compared to $720.6 million for the three months ended June 30, 2017, and a 20 basis point increase in the average yield on interest-earning assets to 5.38% for the three months ended June 30, 2018, compared to 5.18% for the three months ended June 30, 2017. The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the growth in the loan portfolio and the proportionally larger level of loans in the average interest-earning asset mix.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$899,692	5.86%	$720,569	5.79%	$2,734
Mortgage-backed securities	47,442	2.40	50,287	2.26	1
Investment securities	49,423	2.83	47,002	2.41	67
FHLB stock	6,770	4.50	4,019	2.89	47
Interest-bearing deposits at other financial institutions	41,952	1.70	40,930	1.39	36
Total interest-earning assets	$1,045,279	5.38%	$862,807	5.18%	$2,885

Interest Expense. Interest expense increased $926,000, or 79.1%, to $2.1 million for the three months ended June 30, 2018, from $1.2 million for the same prior year period. The increase was attributable to an increase in interest expense on deposits of $536,000, and borrowings of $390,000. The average cost of funds increased 31 basis points to 0.89% from 0.58% for the three months ended June 30, 2018 and 2017, respectively, driven by growth in time deposits and an increase in borrowings which are closely tied to wholesale overnight borrowing rates. The average cost of deposits increased 18 basis points to 0.65%, for the three months ended June 30, 2018, compared to 0.47%, for the three months ended June 30, 2017, reflecting rising interest rates over the last year and increased certificates of deposit, including a $32.9 million increase in non-retail certificates of deposit.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	Average		Average		Increase in
	Balance		Balance		Interest
(Dollars in thousands)	Outstanding	Yield	Outstanding	Yield	Expense
Savings and money market	$287,354	0.55%	$328,288	0.38%	$81
Interest-bearing checking	125,901	0.20	76,939	0.07	49
Certificates of deposit	243,108	1.61	189,844	1.20	406
Borrowings	100,546	1.98	36,754	1.16	390
Subordinated note	9,852	6.88	9,832	6.89	—
Total interest-bearing liabilities	$766,761	1.10%	$641,657	0.73%	$926

Provision for Loan Losses. For the three months ended June 30, 2018, the provision for loan losses was $450,000, compared to no provision for the three months ended June 30, 2017. The increased provision for loan losses was due to continued loan growth. During the three months ended June 30, 2018, net charge-offs totaled $19,000, compared to $4,000 during the three months ended June 30, 2017.

Noninterest Income. Noninterest income decreased $1.3 million, or 19.3%, to $5.6 million for the three months ended June 30, 2018, from $7.0 million for the three months ended June 30, 2017. The decrease during the period reflects a $958,000 reduction in non-recurring gain on sale of mortgage servicing rights, a $333,000 reduction in service charges and fee income primarily related to the sale of servicing assets in the second quarter of 2017, and a $237,000 reduction in gain on sale of investment securities, partially offset by a $211,000 increase in gain on sale of loans.

Noninterest Expense. Noninterest expense increased $1.2 million, or 11.0%, to $12.1 million for the three months ended June 30, 2018, from $10.9 million for the three months ended June 30, 2017. The increase was primarily the result of a $755,000 increase in salaries and benefits, included a $401,000 decrease in incentives and commissions due in part to the reduction of homes available for sale in the Pacific Northwest, increases of $161,000 in loan costs, $98,000 in operations expense, $86,000 in data processing, and $61,000 in professional and board fees.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, increased to 69.2% for the three months ended June 30, 2018, compared to 64.7% for the three months ended June 30, 2017, representing a greater increase in interest and noninterest expenses as compared to smaller increases in interest and noninterest income.

Provision for Income Tax. For the three months ended June 30, 2018, the Company recorded a provision for income tax expense of $688,000 on pre-tax income as compared to $1.6 million for the three months ended June 30, 2017.  The year over year reduction in the tax provision is partially due to the application of Accounting Standards Update (“ASU”) 2016-09, Stock Compensation, requiring the excess tax benefits on options and restricted stock vesting to be recognized in earnings which provided a tax expense reduction of $363,000 during the current quarter.  The effective corporate income tax rates for the three months ended June 30, 2018 and 2017 were 13.9% and 27.1%, respectively, reflecting the reduction of the federal corporate income tax rate effective January 1, 2018 from the Tax Act enacted on December 22, 2017, and the impact of ASU 2016-09.

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and 2017

General. Net income for the six months ended June 30, 2018, increased $1.6 million, or 23.4%, to $8.6 million, from $7.0 million for the six months ended June 30, 2017.  The increase was mostly due to a $3.7 million, or 19.4% increase in net interest income, after provision for loan losses, a $1.9 million, or 8.7% increase in noninterest expense, a $1.7 million, or a 14.1% decrease in noninterest income, and a $1.5 million, or 50.7% decrease in provision for income taxes.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2018			June 30, 2017
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$872,394	$25,391	5.87%	$685,524	$19,773	5.82%
Mortgage-backed securities	45,979	529	2.32%	51,382	552	2.17%
Investment securities	47,737	643	2.72%	44,329	507	2.31%
Federal Home Loan Bank stock	5,097	111	4.39%	3,467	49	2.85%
Interest-bearing deposits at other financial institutions	41,346	336	1.64%	47,760	289	1.22%
Total interest-earning assets	1,012,553	27,010	5.38%	832,462	21,170	5.13%
Noninterest-earning assets (2)	37,419			38,331
Total assets	$1,049,972			$870,793
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$290,391	$712	0.49%	$316,054	$581	0.37%
Interest-bearing checking	124,666	130	0.21%	71,171	22	0.06%
Certificates of deposit	248,116	1,833	1.49%	193,535	1,145	1.19%
Borrowings	61,294	576	1.90%	24,752	145	1.18%
Subordinated note	9,849	337	6.90%	9,829	336	6.89%
Total interest-bearing liabilities	734,316	3,588	0.99%	615,341	2,229	0.73%
Noninterest-bearing accounts	180,158			159,985
Other noninterest-bearing liabilities	11,181			12,553
Stockholders’ equity	124,317			82,914
Total liabilities and stockholders’ equity	$1,049,972			$870,793
Net interest income		$23,422			$18,941
Net interest rate spread			4.39%			4.40%
Net earning assets	$278,237			$217,121
Net interest margin			4.66%			4.59%
Average interest-earning assets to average interest-bearing liabilities	137.89%			135.28%

(1)  Includes loans held for sale.

(2)  Includes fixed assets, BOLI, goodwill, and CDI.

Net Interest Income. Net interest income increased $4.5 million, or 23.7%, to $23.4 million for the six months ended June 30, 2018, from $18.9 million for the six months ended June 30, 2017, mostly due to a $5.6 million, or 28.4% increase in loans receivable interest income, partially offset by a $927,000 increase in deposit interest expense and a $431,000 increase in borrowing interest expense.

The NIM increased seven basis points to 4.66% for the six months ended June 30, 2018, from 4.59% for the six months ended June 30, 2017. The increased NIM was mostly as a result of the substantial growth in the average balance of loans receivable, net earning higher yields as compared to other interest-earning assets.

Interest Income. Interest income for the six months ended June 30, 2018, increased $5.8 million, or 27.6%, to $27.0 million, from $21.2 million for the six months ended June 30, 2017.  The increase during the period was primarily due to the increase in the average balance of loans receivable to $872.4 million for the six months ended June 30, 2018, compared to $685.5 million for the six months ended June 30, 2017.  The average yield on interest-earning assets increased 25 basis points to 5.38% for the six months ended June 30, 2018, compared to 5.13% for the six months ended June 30, 2017.  The increase in average yield on interest-earning assets compared to the same period last year primarily reflects the growth in the loan portfolio and the proportionally larger level of loans in the average interest-earning asset mix.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017		Increase
	Average		Average		(Decrease) in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$872,394	5.87%	$685,524	5.82%	$5,618
Mortgage-backed securities	45,979	2.32	51,382	2.17	(23)
Investment securities	47,737	2.72	44,329	2.31	136
FHLB stock	5,097	4.39	3,467	2.85	62
Interest-bearing deposits at other financial institutions	41,346	1.64	47,760	1.22	47
Total interest-earning assets	$1,012,553	5.38%	$832,462	5.13%	$5,840

Interest Expense. Interest expense increased $1.4 million, or 61.0%, to $3.6 million for the six months ended June 30, 2018, from $2.2 million for the same prior year period.  The average cost of funds increased 21 basis points to 0.79% for the six months ended June 30, 2018, compared to 0.58% for the six months ended June 30, 2017.  The average cost of deposits increased 17 basis points to 0.64% for the six months ended June 30, 2018, compared to 0.47% for the six months ended June 30, 2017, mostly driven by increases in both certificates of deposit and borrowings.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Average		Average		Increase in
	Balance		Balance		Interest
(Dollars in thousands)	Outstanding	Yield	Outstanding	Yield	Expense
Savings and money market	$290,391	0.49%	$316,054	0.37%	$131
Interest-bearing checking	124,666	0.21	71,171	0.06	108
Certificates of deposit	248,116	1.49	193,535	1.19	688
Borrowings	61,294	1.90	24,752	1.18	431
Subordinated note	9,849	6.90	9,829	6.89	1
Total interest-bearing liabilities	$734,316	0.99%	$615,341	0.73%	$1,359

Provision for Loan Losses. For the six months ended June 30, 2018, the provision for loan losses was $800,000, primarily due to continued loan growth, compared to no provision for the six months ended June 30, 2017.  Net recoveries totaled $15,000 during the six months ended June 30, 2018, compared to net charge-offs of $68,000 during the six months ended June 30, 2017.

Noninterest Income. Noninterest income decreased $1.7 million, or 14.1%, to $10.6 million for the six months ended June 30, 2018, from $12.4 million for the six months ended June 30, 2017.  The decrease during the period was primarily due to the $958,000 reduction in non-recurring gain on sale of mortgage servicing rights, a $535,000 associated reduction in service charges and fee income, a $166,000 reduction in gain on sale of loans, and a $124,000 reduction in gain on sale of investment securities.

Noninterest Expense. Noninterest expense increased $1.9 million, or 8.7%, to $23.2 million for the six months ended June 30, 2018, from $21.3 million for the six months ended June 30, 2017.  The increase was primarily a result of a $1.7 million, or 12.9% increase in salaries and benefits associated with the hiring of additional employees to support lending and deposit growth, and which included $381,000 in incentives and commissions, and a $159,000 increase in data processing.

The efficiency ratio was unchanged at 68.1% for both the six months ended June 30, 2018 and 2017.

Provision for Income Tax. For the six months ended June 30, 2018, the Company recorded a provision for income tax expense of $1.5 million on pre-tax income as compared to $3.0 million for the six months ended June 30, 2017.  The year over year reduction in the tax provision is partially due to the application of ASU 2016-09, Stock Compensation, as discussed above, and a reduction in the effective corporate income tax rates for the six months ended June 30, 2018 and 2017 to 14.9% and 30.5%, respectively, reflecting the reduction of the federal corporate income tax rate from the Tax Act.

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

At June 30, 2018, the Bank’s total borrowing capacity was $239.7 million with the FHLB of Des Moines, with unused borrowing capacity of $132.8 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At June 30, 2018, the Bank held approximately $324.5 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $108.6 million, and a combined credit limit of $43.0 million in written Fed Funds lines of credit through correspondent banking relationships at June 30, 2018. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At June 30, 2018, the Bank held approximately $227.1 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At June 30, 2018, $106.5 million in FHLB advances and FHLB borrowings were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the Fed Funds lines of credit. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of Bank deposits or $175.1 million at June 30, 2018. Total brokered deposits at June 30, 2018 were $90.6 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits or the repayment of FHLB borrowings. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At June 30, 2018, the approved outstanding loan commitments, including unused lines of credit amounted to $279.5 million. Certificates of deposit scheduled to mature in three months or less at June 30, 2018, totaled $60.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2018, FS Bancorp, Inc. had $5.2 million in unrestricted cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 7 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at June 30, 2018, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2018, the Bank was considered to be well capitalized. At June 30, 2018, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 12.2%, 14.3%, 15.6%, and 14.3%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 12 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

FS Bancorp, Inc. is subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets. At June 30, 2018, and FS Bancorp, Inc. exceeded all regulatory capital requirements.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2018 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2018:

Maximum
			Total Number	Number of
			of Shares	Shares that
			Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan
April 1, 2018 - April 30, 2018	—	$—	n/a	—
May 1, 2018 - May 31, 2018	4,325	57.85	n/a	—
June 1, 2018 - June 30, 2018	—	—	n/a	—
Total for the quarter	4,325	$57.85	n/a	—

The 4,325 shares were surrendered by participants included in the 2013 Equity Incentive Plan in payment for withholding taxes upon the vesting of restricted stock shares.

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.                Mine Safety Disclosures

Not applicable.

Item 5.                Other Information

Not applicable.

Item 6.                  Exhibits

3.1	Articles of Incorporation of FS Bancorp, Inc. (1)
3.2	Bylaws of FS Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and each of Matthew D. Mullet and Drew B. Ness (1)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (3)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (3)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (3)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (3)
10.7	Purchase and Assumption Agreement between Bank of America, National Association and 1st Security Bank dated September 1, 2015 (4)
10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company (5)
10.9	Form of change of control agreement with Donn C. Costa, Debbie L. Steck, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (6)
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (7)
10.11	Form of Incentive Stock Option Award Agreement under the FS Bancorp, Inc.2018 Equity Incentive Plan (7)
10.12	Form of Non-Qualified Stock Option Award Agreement under the FS Bancorp, Inc. 2018 Equity Incentive Plan (7)
10.13	Form of Restricted Stock Award Agreement under the FS Bancorp, Inc. 2018 Equity Incentive Plan (7)
10.14	Agreement and Plan of Merger, dated as of July 17, 2018, by and between FS Bancorp, Inc. and Anchor Bancorp (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (333‑177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑35589).
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑8 (333‑192990) filed on December 20, 2013, and incorporated by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on September 2, 2015 (File No. 001‑35589).
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on October 19, 2015 (File No. 001‑35589).
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on February 1, 2016 (File No. 001‑35589).
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-225135) filed on May 23, 2018, and incorporated by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 18, 2018 (File No. 001-35589).

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: August 9, 2018	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: August 9, 2018	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)