Form 10-Q
period 2018-09-30
FS Bancorp, Inc.
filed 2018-11-09
CIK 1530249

k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018              OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]          No [   ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [X]          No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 2, 2018, there were 3,736,960 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10‑Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
ASSETS	2018	2017
Cash and due from banks	$4,389	$3,043
Interest-bearing deposits at other financial institutions	10,813	15,872
Total cash and cash equivalents	15,202	18,915
Certificates of deposit at other financial institutions	17,362	18,108
Securities available-for-sale, at fair value	97,374	82,480
Loans held for sale, at fair value	54,784	53,463
Loans receivable, net	947,572	761,558
Accrued interest receivable	4,453	3,566
Premises and equipment, net	16,527	15,458
Federal Home Loan Bank (“FHLB”) stock, at cost	7,131	2,871
Deferred tax asset, net	120	—
Bank owned life insurance (“BOLI”), net	13,586	10,328
Servicing rights, held at the lower of cost or fair value	9,190	6,795
Goodwill	2,312	2,312
Core deposit intangible, net	1,087	1,317
Other assets	4,631	4,612
TOTAL ASSETS	$1,191,331	$981,783
LIABILITIES
Deposits:
Noninterest-bearing accounts	$190,237	$186,890
Interest-bearing accounts	754,300	642,952
Total deposits	944,537	829,842
Borrowings	86,526	7,529
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(140)	(155)
Total subordinated note less unamortized debt issuance costs	9,860	9,845
Deferred tax liability, net	—	607
Other liabilities	17,279	11,958
Total liabilities	1,058,202	859,781
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 3,716,460 and 3,680,152 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	37	37
Additional paid-in capital	57,027	55,135
Retained earnings	79,648	68,422
Accumulated other comprehensive loss, net of tax	(2,664)	(475)
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(919)	(1,117)
Total stockholders’ equity	133,129	122,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,191,331	$981,783

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans receivable, including fees	$14,624	$11,715	$40,015	$31,488
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	959	637	2,578	2,034
Total interest and dividend income	15,583	12,352	42,593	33,522
INTEREST EXPENSE
Deposits	1,850	1,045	4,525	2,793
Borrowings	704	114	1,280	259
Subordinated note	171	171	508	508
Total interest expense	2,725	1,330	6,313	3,560
NET INTEREST INCOME	12,858	11,022	36,280	29,962
PROVISION FOR LOAN LOSSES	450	450	1,250	450
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,408	10,572	35,030	29,512
NONINTEREST INCOME
Service charges and fee income	716	879	2,045	2,743
Gain on sale of loans	3,818	5,025	12,467	13,840
Gain on sale of investment securities	—	143	113	380
Gain on sale of mortgage servicing rights (“MSR”)	—	38	—	996
Earnings on cash surrender value of BOLI	88	68	258	208
Other noninterest income	180	274	557	637
Total noninterest income	4,802	6,427	15,440	18,804
NONINTEREST EXPENSE
Salaries and benefits	7,039	7,140	21,759	20,174
Operations	1,308	1,577	4,209	4,506
Occupancy	744	650	2,097	1,939
Data processing	625	651	1,944	1,811
Loan costs	850	726	2,183	1,977
Professional and board fees	414	378	1,321	1,261
Federal Deposit Insurance Corporation (“FDIC”) insurance	137	175	268	428
Marketing and advertising	201	192	564	512
Acquisition costs	443	—	443	—
Amortization of core deposit intangible	77	100	230	300
Impairment on servicing rights	—	—	—	1
Total noninterest expense	11,838	11,589	35,018	32,909
INCOME BEFORE PROVISION FOR INCOME TAXES	5,372	5,410	15,452	15,407
PROVISION FOR INCOME TAXES	1,320	1,956	2,822	5,001
NET INCOME	$4,052	$3,454	$12,630	$10,406
Basic earnings per share	$1.12	$1.13	$3.52	$3.53
Diluted earnings per share	$1.07	$1.07	$3.35	$3.31

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)  (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$4,052	$3,454	$12,630	$10,406
Other comprehensive (loss) income, before tax:
Securities available-for-sale:
Unrealized holding (loss) gain during period	(684)	80	(2,675)	1,012
Income tax benefit (provision) related to unrealized holding (loss) gain	147	(28)	575	(357)
Reclassification adjustment for realized gain included in net income	—	(143)	(113)	(380)
Income tax provision related to reclassification for realized gain	—	50	24	133
Other comprehensive (loss) income, net of tax	(537)	(41)	(2,189)	408
COMPREHENSIVE INCOME	$3,515	$3,413	$10,441	$10,814

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2017	3,059,503	$31	$27,334	$55,584	$(536)	$(1,380)	$81,033
Net income	—	$—	—	10,406	—	—	$10,406
Dividends paid ($0.31 average per share)	—	$—	—	(941)	—	—	$(941)
Proceeds from public offering, net of expenses	587,234	$6	25,612	—	—	—	$25,618
Share-based compensation	—	$—	496	—	—	—	$496
Common stock repurchased	(6,198)	$—	(275)	—	—	—	$(275)
Stock options exercised	34,363	$—	580	—	—	—	$580
Other comprehensive income, net of tax	—	$—	—	—	408	—	$408
ESOP shares allocated	—	$—	716	—	—	198	$914
BALANCE, September 30, 2017	3,674,902	$37	$54,463	$65,049	$(128)	$(1,182)	$118,239

BALANCE, January 1, 2018	3,680,152	$37	$55,135	$68,422	$(475)	$(1,117)	$122,002
Net income	—	$—	—	12,630	—	—	$12,630
Dividends paid ($0.38 average per share)	—	$—	—	(1,404)	—	—	$(1,404)
Share-based compensation	—	$—	492	—	—	—	$492
Common stock repurchased	(4,325)	$—	(250)	—	—	—	$(250)
Stock options exercised	40,633	$—	686	—	—	—	$686
Other comprehensive loss, net of tax	—	$—	—	—	(2,189)	—	$(2,189)
ESOP shares allocated	—	$—	964	—	—	198	$1,162
BALANCE, September 30, 2018	3,716,460	$37	$57,027	$79,648	$(2,664)	$(919)	$133,129

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,630	$10,406
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,250	450
Depreciation, amortization and accretion	4,535	2,577
Compensation expense related to stock options and restricted stock awards	492	496
ESOP compensation expense for allocated shares	1,162	914
Increase in cash surrender value of BOLI	(258)	(208)
Gain on sale of loans held for sale	(12,275)	(13,840)
Gain on sale of portfolio loans	(192)	—
Gain on sale of investment securities	(113)	(380)
Gain on sale of MSR	—	(996)
Origination of loans held for sale	(485,490)	(520,358)
Proceeds from sale of loans held for sale	492,336	520,091
Impairment of servicing rights	—	1
Changes in operating assets and liabilities
Accrued interest receivable	(853)	(693)
Other assets	(139)	(79)
Other liabilities	5,314	2,668
Net cash from operating activities	18,399	1,049
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	5,305	39,103
Maturities, prepayments, sales, and calls	6,942	6,531
Purchases	(30,197)	(41,320)
Maturities of certificates of deposit at other financial institutions	744	1,240
Purchase of certificates of deposit at other financial institutions	—	(4,102)
Loan originations and principal collections, net	(176,433)	(129,763)
Purchase of portfolio loans	(22,532)	(32,342)
Proceeds from sale of portfolio loans	10,950	—
Purchase of premises and equipment, net	(2,355)	(623)
Purchase of BOLI	(3,000)	—
FHLB stock, net	(4,260)	(328)
Proceeds from sale of MSR	—	4,827
Net cash used by investing activities	(214,836)	(156,777)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	114,695	127,985
Proceeds from borrowings	739,740	348,260
Repayments of borrowings	(660,743)	(350,660
Dividends paid	(1,404)	(941)
Proceeds from stock options exercised	686	580
Common stock repurchased	(250)	(275)
Proceeds from issuance of common stock	—	25,618
Net cash from financing activities	192,724	150,567
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,713)	(5,161)
CASH AND CASH EQUIVALENTS, beginning of period	18,915	36,456
CASH AND CASH EQUIVALENTS, end of period	$15,202	$31,295

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$6,021	$3,528
Income taxes	$1,800	$5,800
SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized (loss) gain on investment securities, net	$(2,789)	$631
Transfer portfolio loans to loans held for sale	$—	$1,886
Retention of gross mortgage servicing rights from loan sales	$3,970	$3,569

See accompanying notes to these consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 12 branches, one administrative office that accepts deposits, and seven loan production offices in suburban communities in the greater Puget Sound area within Snohomish, King, Pierce, Jefferson, Kitsap, and Clallam counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, and the deferred income taxes.

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

Subsequent Events – The Company has evaluated events and transactions subsequent to September 30, 2018 for potential recognition or disclosure.

On July 17, 2018, FS Bancorp, Inc. announced the signing of a definitive merger agreement whereby the Company will acquire Anchor Bancorp (“Anchor”) in a stock and cash transaction valued at approximately $73.3 million.  The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the agreement by the shareholders of Anchor. See “Note 16 - Proposed Merger”.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Topic 842). ASU No. 2016‑02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016‑02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. In July 2018, the FASB issued ASU No, 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  These ASUs contain clarifications to ASU 2016-02, including providing a new transition method in addition to the existing transition method contained in ASU No. 2016-02 to allow entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  These amendments have the same effective date as ASU 2016-02. The effect of the adoption of these ASUs will depend on leases at time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements. As of December 31, 2017, we would have reported an increase of approximately $4.7 million in both assets and liabilities in the Consolidated Balance Sheets based on management’s estimate assuming the early adoption of this ASU.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all current expected credit losses (“CECL”) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of CECL. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. Once adopted, we anticipate our allowance for loan losses to increase through a one‑time adjustment to retained earnings, however, until our evaluation is complete the magnitude of the increase will be unknown.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act (“Tax Act”) and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of September 30, 2018, the Company did not incur any adjustments to the provisional recognition.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.   This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies.  Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes.  ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, FASB issued Accounting Standards Update (ASU) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract.  The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software.  The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.  This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The amendments in this ASU should be applied either retrospectively to all implementation costs incurred after the date of adoption.  Adoption of ASU 2018-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Application of New Accounting Guidance Adopted in 2018

On January 1, 2018, the Company adopted FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively “ASC 606”),  which created Topic 606 and superseded Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of ASU No. 2014‑09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under past guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For financial reporting purposes, the Company utilized the modified retrospective approach, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank holding company, key revenue sources, such as interest income on loans, investment securities and deposits, as well as other sources of income including loan fees, security sales, and derivatives have been identified as out of the scope of this new guidance. Management conducted an assessment of the revenue streams that were affected by the new guidance and identified those considered material and in scope to ensure compliance with the new guidance concluding those related to credit and debit card fees, and service charges and fees on deposit accounts.  No additional changes to processes or procedures were identified for the recognition of revenues in scope. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.  However, additional disclosures required by the ASU have been included in “Note 15 - Revenue from Contracts with Customers” to the Company’s consolidated financial statements.

On January 1, 2018, the FASB issued ASU No. 2016‑01, Financial Instruments - Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance improves the recognition and measurement of financial instruments. This ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The adoption of ASU No. 2016-01 did not have a material impact on the Company’s consolidated financial statements. The disclosures to the Company’s consolidated financial statements have been updated appropriately using the exit price notion in “Note 8 - Fair Value of Financial Instruments”.

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at September 30, 2018 and December 31, 2017:

	September 30, 2018
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$16,058	$24	$(270)	$15,812
Corporate securities	7,082	4	(179)	6,907
Municipal bonds	13,203	3	(599)	12,607
Mortgage-backed securities	48,726	19	(1,826)	46,919
U.S. Small Business Administration securities	15,699	—	(570)	15,129
Total securities available-for-sale	$100,768	$50	$(3,444)	$97,374

	December 31, 2017
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$9,077	$49	$(11)	$9,115
Corporate securities	7,113	9	(96)	7,026
Municipal bonds	12,720	148	(82)	12,786
Mortgage-backed securities	40,161	63	(490)	39,734
U.S. Small Business Administration securities	14,014	—	(195)	13,819
Total securities available-for-sale	$83,085	$269	$(874)	$82,480

At September 30, 2018, the Bank had pledged seven securities held at the FHLB of Des Moines with a carrying value of $10.3 million to secure Washington State public deposits of $7.8 million with a $3.3 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2017, the Bank pledged nine securities held at the FHLB of Des Moines with a carrying value of $10.7 million to secure Washington State public deposits of $7.6 million with a $3.2 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at September 30, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$13,787	$(270)	$—	$—	$13,787	$(270)
Corporate securities	4,007	(79)	1,897	(100)	5,904	(179)
Municipal bonds	6,077	(165)	5,115	(434)	11,192	(599)
Mortgage-backed securities	23,653	(656)	21,773	(1,170)	45,426	(1,826)
U.S. Small Business Administration securities	6,969	(181)	8,160	(389)	15,129	(570)
Total	$54,493	$(1,351)	$36,945	$(2,093)	$91,438	$(3,444)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$2,987	$(11)	$—	$—	$2,987	$(11)
Corporate securities	4,102	(15)	1,915	(81)	6,017	(96)
Municipal bonds	5,982	(82)	—	—	5,982	(82)
Mortgage-backed securities	7,262	(61)	20,635	(429)	27,897	(490)
U.S. Small Business Administration securities	11,876	(162)	1,943	(33)	13,819	(195)
Total	$32,209	$(331)	$24,493	$(543)	$56,702	$(874)

There were 37 investments with unrealized losses of less than one year, and 29 investments with unrealized losses of more than one year at September 30, 2018. There were 21 investments with unrealized losses of less than one year, and 17 investments with unrealized losses of more than one year at December 31, 2017. The unrealized losses associated with these investments are believed to be caused by changes in market interest rates that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the nine months ended September 30, 2018, or for the year ended December 31, 2017.

The contractual maturities of securities available-for-sale at September 30, 2018 and December 31, 2017 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency securities
Due after five years through ten years	$11,060	$10,909	$4,079	$4,124
Due after ten years	4,998	4,903	4,998	4,991
Subtotal	16,058	15,812	9,077	9,115
Corporate securities
Due after one year through five years	6,086	6,001	5,117	5,111
Due after five years through ten years	996	906	1,996	1,915
Subtotal	7,082	6,907	7,113	7,026
Municipal bonds
Due after one year through five years	2,659	2,568	2,001	2,026
Due after five years through ten years	1,736	1,702	4,111	4,206
Due after ten years	8,808	8,337	6,608	6,554
Subtotal	13,203	12,607	12,720	12,786
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	32,735	31,597	23,310	23,091
Federal Home Loan Mortgage Corporation (“FHLMC”)	10,737	10,256	10,818	10,629
Government National Mortgage Association (“GNMA”)	5,254	5,066	6,033	6,014
Subtotal	48,726	46,919	40,161	39,734
U.S. Small Business Administration securities
Due after five years through ten years	13,837	13,354	12,065	11,896
Due after ten years	1,862	1,775	1,949	1,923
Subtotal	15,699	15,129	14,014	13,819
Total	$100,768	$97,374	$83,085	$82,480

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—	$5,305	$113	$—

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$9,115	$143	$—	$39,103	$413	$(33)

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
REAL ESTATE LOANS
Commercial	$68,694	$63,611
Construction and development	191,172	143,068
Home equity	26,085	25,289
One-to-four-family (excludes loans held for sale)	188,333	163,655
Multi-family	48,061	44,451
Total real estate loans	522,345	440,074
CONSUMER LOANS
Indirect home improvement	155,870	130,176
Solar	42,967	41,049
Marine	56,578	35,397
Other consumer	2,059	2,046
Total consumer loans	257,474	208,668
COMMERCIAL BUSINESS LOANS
Commercial and industrial	113,786	83,306
Warehouse lending	67,540	41,397
Total commercial business loans	181,326	124,703
Total loans receivable, gross	961,145	773,445
Allowance for loan losses	(12,045)	(10,756)
Deferred costs and fees, net	(3,195)	(2,708)
Premiums on purchased loans	1,667	1,577
Total loans receivable, net	$947,572	$761,558

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

The Company has defined its loan portfolio into three segments that reflect the structure of the lending function, the Company’s strategic plan and the manner in which management monitors performance and credit quality. The three loan portfolio segments are: (a) Real Estate Loans, (b) Consumer Loans, and (c) Commercial Business Loans. Each of these segments is disaggregated into classes based on the risk characteristics of the borrower and/or the collateral type securing the loan. The following is a summary of each of the Company’s loan portfolio segments and classes:

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

One-to-Four-Family Real Estate Lending. One-to-four-family residential loans include owner occupied properties (including second homes), and non-owner occupied properties with four or less units. These loans originated by the Company are secured by first mortgages on one-to-four-family residences in our market areas that the Company intends to hold (excludes loans held for sale).

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

Marine. Loans originated by the Company, secured by boats, to borrowers located in the states we originate consumer loans.

Other Consumer. Loans originated by the Company to consumers in our retail branch footprint, including automobiles, recreational vehicles, direct home improvement loans, loans on deposits, and other consumer loans, primarily consisting of personal lines of credit.

Commercial Business Loans

Commercial and Industrial Lending (“C&I”). Loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some of the C&I loans purchased by the Company are outside of the Greater Puget Sound market area.  C&I loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

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

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and nine months ended September 30, 2018 and 2017:

	At or For the Three Months Ended September 30, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$5,125	$3,184	$2,567	$695	$11,571
Provision for loan losses	324	(23)	734	(585)	450
Charge-offs	—	(192)	—	—	(192)
Recoveries	15	201	—	—	216
Net recoveries	15	9	—	—	24
Ending balance	$5,464	$3,170	$3,301	$110	$12,045
Period end amount allocated to:
Loans individually evaluated for impairment	$21	$156	$700	$—	$877
Loans collectively evaluated for impairment	5,443	3,014	2,601	110	11,168
Ending balance	$5,464	$3,170	$3,301	$110	$12,045
LOANS RECEIVABLE
Loans individually evaluated for impairment	$290	$444	$1,438	$—	$2,172
Loans collectively evaluated for impairment	522,055	257,030	179,888	—	958,973
Ending balance	$522,345	$257,474	$181,326	$—	$961,145

	At or For the Nine Months Ended September 30, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,770	$2,814	$2,014	$1,158	$10,756
Provision for loan losses	667	348	1,283	(1,048)	1,250
Charge-offs	(4)	(644)	—	—	(648)
Recoveries	31	652	4	—	687
Net recoveries	27	8	4	—	39
Ending balance	$5,464	$3,170	$3,301	$110	$12,045
Period end amount allocated to:
Loans individually evaluated for impairment	$21	$156	$700	$—	$877
Loans collectively evaluated for impairment	5,443	3,014	2,601	110	11,168
Ending balance	$5,464	$3,170	$3,301	$110	$12,045
LOANS RECEIVABLE
Loans individually evaluated for impairment	$290	$444	$1,438	$—	$2,172
Loans collectively evaluated for impairment	522,055	257,030	179,888	—	958,973
Ending balance	$522,345	$257,474	$181,326	$—	$961,145

	At or For the Three Months Ended September 30, 2017
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,144	$2,669	$2,453	$877	$10,143
Provision for loan losses	481	65	(130)	34	450
Charge-offs	(55)	(152)	(33)	—	(240)
Recoveries	35	208	2	—	245
Net (charge-offs) recoveries	(20)	56	(31)	—	5
Ending balance	$4,605	$2,790	$2,292	$911	$10,598
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	4,605	2,790	2,292	911	10,598
Ending balance	$4,605	$2,790	$2,292	$911	$10,598
LOANS RECEIVABLE
Loans individually evaluated for impairment	$210	$—	$551	$—	$761
Loans collectively evaluated for impairment	429,998	201,674	133,138	—	764,810
Ending balance	$430,208	$201,674	$133,689	$—	$765,571

	At or For the Nine Months Ended September 30, 2017
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$3,547	$2,082	$2,675	$1,907	$10,211
Provision for loan losses	1,077	726	(357)	(996)	450
Charge-offs	(55)	(536)	(33)	—	(624)
Recoveries	36	518	7	—	561
Net charge-offs	(19)	(18)	(26)	—	(63)
Ending balance	$4,605	$2,790	$2,292	$911	$10,598
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	4,605	2,790	2,292	911	10,598
Ending balance	$4,605	$2,790	$2,292	$911	$10,598
LOANS RECEIVABLE
Loans individually evaluated for impairment	$210	$—	$551	$—	$761
Loans collectively evaluated for impairment	429,998	201,674	133,138	—	764,810
Ending balance	$430,208	$201,674	$133,689	$—	$765,571

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

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans at September 30, 2018 and December 31, 2017:

	September 30, 2018
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$68,694	$68,694	$—
Construction and development	—	—	—	—	191,172	191,172	—
Home equity	—	—	46	46	26,039	26,085	149
One-to-four-family	—	—	141	141	188,192	188,333	141
Multi-family	—	—	—	—	48,061	48,061	—
Total real estate loans	—	—	187	187	522,158	522,345	290
CONSUMER LOANS
Indirect home improvement	347	149	141	637	155,233	155,870	339
Solar	96	62	40	198	42,769	42,967	40
Marine	7	—	50	57	56,521	56,578	63
Other consumer	—	2	—	2	2,057	2,059	2
Total consumer loans	450	213	231	894	256,580	257,474	444
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	113,786	113,786	1,438
Warehouse lending	—	—	—	—	67,540	67,540	—
Total commercial business loans	—	—	—	—	181,326	181,326	1,438
Total loans	$450	$213	$418	$1,081	$960,064	$961,145	$2,172

	December 31, 2017
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$63,611	$63,611	$—
Construction and development	—	—	—	—	143,068	143,068	—
Home equity	122	—	136	258	25,031	25,289	151
One-to-four-family	142	—	—	142	163,513	163,655	142
Multi-family	—	—	—	—	44,451	44,451	—
Total real estate loans	264	—	136	400	439,674	440,074	293
CONSUMER LOANS
Indirect home improvement	255	215	99	569	129,607	130,176	195
Solar	49	19	—	68	40,981	41,049	—
Marine	—	—	—	—	35,397	35,397	—
Other consumer	—	—	—	—	2,046	2,046	—
Total consumer loans	304	234	99	637	208,031	208,668	195
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	551	—	551	82,755	83,306	551
Warehouse lending	—	—	—	—	41,397	41,397	—
Total commercial business loans	—	551	—	551	124,152	124,703	551
Total loans	$568	$785	$235	$1,588	$771,857	$773,445	$1,039

There were no loans 90 days or more past due and still accruing interest at both September 30, 2018 and December 31, 2017.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance was provided at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Unpaid
	Principal		Recorded	Related
	Balance	Impairment	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$149	$—	$149	$—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	141	—	141	21
Consumer loans	444	—	444	156
Commercial business loans	1,438	—	1,438	700
	2,023	—	2,023	877
Total	$2,172	$—	$2,172	$877

	December 31, 2017
	Unpaid
	Principal		Recorded	Related
	Balance	Impairment	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$151	$—	$151	$—
One-to-four-family	67	(12)	55	—
Total real estate loans	218	(12)	206	—
Commercial business loans	551	—	551	—
	769	(12)	757	—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	142	—	142	21
Consumer loans	195	—	195	68
	337	—	337	89
Total	$1,106	$(12)	$1,094	$89

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and nine months ended September 30, 2018 and 2017:

	At or For the Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$166	$2	$201	$—
One-to-four-family(1)	—	—	56	1
Total real estate loans	166	2	257	1
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	141	1	—	—
Consumer loans	357	8	—	—
Commercial business loans	479	38	551	23
	977	47	551	23
Total	$1,143	$49	$808	$24

________________________

(1) Includes loans supported by Federal Housing Administration (“FHA”) guarantees.

	At or For the Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$171	$5	$220	$—
One-to-four-family (1)	—	—	56	3
Total real estate loans	171	5	276	3
WITH AN ALLOWANCE RECORDED
One-to-four-family	196	4	—	—
Consumer loans	303	20	—	—
Commercial business loans	360	38	551	23
	859	62	551	23
Total	$1,030	$67	$827	$26

_______________________

(1) Includes loans supported by FHA guarantees.

Credit Quality Indicators

As part of the Company’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans, and (v) the general economic conditions in the Company’s markets.

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

The following tables summarize risk rated loan balances by category at the dates indicated:

	September 30, 2018
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$68,694	$—	$—	$—	$—	$—	$68,694
Construction and development	191,172	—	—	—	—	—	191,172
Home equity	25,936	—	—	149	—	—	26,085
One-to-four-family	188,192	—	—	141	—	—	188,333
Multi-family	48,061	—	—	—	—	—	48,061
Total real estate loans	522,055	—	—	290	—	—	522,345
CONSUMER LOANS
Indirect home improvement	155,531	—	—	339	—	—	155,870
Solar	42,927	—	—	40	—	—	42,967
Marine	56,515	—	—	63	—	—	56,578
Other consumer	2,057	—	—	2	—	—	2,059
Total consumer loans	257,030	—	—	444	—	—	257,474
COMMERCIAL BUSINESS LOANS
Commercial and industrial	99,383	7,729	—	6,674	—	—	113,786
Warehouse lending	67,540	—	—	—	—	—	67,540
Total commercial business loans	166,923	7,729	—	6,674	—	—	181,326
Total loans receivable, gross	$946,008	$7,729	$—	$7,408	$—	$—	$961,145

	December 31, 2017
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$62,057	$—	$1,554	$—	$—	$—	$63,611
Construction and development	143,068	—	—	—	—	—	143,068
Home equity	25,138	—	—	151	—	—	25,289
One-to-four-family	163,513	—	—	142	—	—	163,655
Multi-family	44,451	—	—	—	—	—	44,451
Total real estate loans	438,227	—	1,554	293	—	—	440,074
CONSUMER LOANS
Indirect home improvement	129,981	—	—	195	—	—	130,176
Solar	41,049	—	—	—	—	—	41,049
Marine	35,397	—	—	—	—	—	35,397
Other consumer	1,998	—	—	48	—	—	2,046
Total consumer loans	208,425	—	—	243	—	—	208,668
COMMERCIAL BUSINESS LOANS
Commercial and industrial	76,942	—	425	5,939	—	—	83,306
Warehouse lending	40,724	673	—	—	—	—	41,397
Total commercial business loans	117,666	673	425	5,939	—	—	124,703
Total loans receivable, gross	$764,318	$673	$1,979	$6,475	$—	$—	$773,445

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $1.0 billion and $778.9 million at September 30, 2018 and December 31, 2017, respectively, and are carried at the lower of cost or market.

The following table summarizes servicing rights activity for the three and nine months ended September 30, 2018 and 2017:

	At or For the Three Months Ended
	September 30,
	2018	2017
Beginning balance	$8,352	$4,899
Additions	1,451	1,326
Sales	—	—
Servicing rights amortized	(613)	(414)
Impairment on servicing rights	—	—
Ending balance	$9,190	$5,811

	At or For the Nine Months Ended
	September 30,
	2018	2017
Beginning balance	$6,795	$8,459
Additions	3,970	3,569
Sales	—	(4,751)
Servicing rights amortized	(1,575)	(1,465)
Impairment on servicing rights	—	(1)
Ending balance	$9,190	$5,811

The fair market value of the permanent servicing rights’ assets was $13.5 million and $8.6 million at September 30, 2018 and December 31, 2017, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At September 30,
	2018	2017
Key assumptions:
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	8.8%	11.3%
Weighted average life in years	8.1	6.8

Key economic assumptions and the sensitivity of the current fair value for single family MSR to immediate adverse changes in those assumptions at September 30, 2018 and December 31, 2017 were as follows:

		September 30, 2018	December 31, 2017
Aggregate portfolio principal balance		$1,043,978	$775,093
Weighted average rate of note		4.2%	4.1%

At September 30, 2018	Base	0.5%Adverse Rate Change	1.0%Adverse Rate Change
Conditional prepayment rate	8.8%	10.3%	13.8%
Fair value MSR	$13,489	$12,264	$10,703
Percentage of MSR	1.3%	1.2%	1.0%

Discount rate	9.7%	10.2%	10.7%
Fair value MSR	$13,489	$13,190	$12,904
Percentage of MSR	1.3%	1.3%	1.2%

At December 31, 2017	Base	0.5%Adverse Rate Change	1.0%Adverse Rate Change
Conditional prepayment rate	10.9%	17.7%	24.5%
Fair value MSR	$8,602	$6,811	$5,614
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$8,602	$8,433	$8,271
Percentage of MSR	1.1%	1.1%	1.1%

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

The Company recorded $634,000 and $430,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing mortgage and commercial loans for the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively. The income, net of amortization, is reported in noninterest income on the Consolidated Statements of Income.

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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	September 30, 2018
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$32,553	$538	$—
Mandatory and best effort forward commitments with investors	14,597	49	—
Forward TBA mortgage-backed securities	66,500	332	—
TBA mortgage-backed securities forward sales paired off with investors	25,500	13	—

	December 31, 2017
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$31,951	$726	$—
Mandatory and best effort forward commitments with investors	12,505	51	—
Forward TBA mortgage-backed securities	66,500	—	65
TBA mortgage-backed securities forward sales paired off with investors	36,500	53	—

At both September 30, 2018 and December 31, 2017, the Company had $66.5 million of unsettled TBA trades with counterparties that required margin collateral of $220,000 and $75,000, respectively.  This collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net (loss) gain of $(345,000) and $374,000 for the three months ended September 30, 2018 and 2017, respectively, and net gain (loss) of $138,000 and $(7,000) for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6 - DEPOSITS

Deposits are summarized as follows at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018(1)	2017(1)
Noninterest-bearing checking	$174,712	$177,739
Interest-bearing checking	115,059	119,872
Savings	78,785	72,082
Money market(2)	240,626	228,742
Certificates of deposit less than $100,000(3)	188,192	111,489
Certificates of deposit of $100,000 through $250,000	89,075	77,934
Certificates of deposit of $250,000 and over(4)	42,563	32,833
Escrow accounts related to mortgages serviced	15,525	9,151
Total	$944,537	$829,842

__________________________

(1)

Includes $122.4 million of deposits at September 30, 2018 (which is remaining from the purchase of four retail bank branches from Bank of America, National Association on January 22, 2016) and $134.6 million at December 31, 2017.

(2)	Includes $200,000 of brokered deposits at September 30, 2018 and $6.5 million at December 31, 2017.
(3)	Includes $123.4 million and $59.3 million of brokered deposits at September 30, 2018 and December 31, 2017, respectively.
(4)	Time deposits that meet or exceed the FDIC insurance limit.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank based on a percentage of deposits. The amounts of such balances at September 30, 2018 and December 31, 2017 were $18.4 million and $18.2 million, respectively.

Scheduled maturities of time deposits at September 30, 2018 for future periods ending are as follows:

At September 30, 2018
Maturing in 2018	$106,729
Maturing in 2019	113,227
Maturing in 2020	56,192
Maturing in 2021	23,298
Maturing in 2022	17,732
Thereafter	2,652
Total	$319,830

Interest expense by deposit category for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest-bearing checking	$53	$44	$183	$66
Savings and money market	584	356	1,296	937
Certificates of deposit	1,213	645	3,046	1,790
Total	$1,850	$1,045	$4,525	$2,793

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

The following table provides a summary of the Company’s commitments at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Commercial	$607	$107
Construction and development	85,959	73,321
One-to-four-family (includes locks for salable loans)	36,736	37,336
Home equity	36,121	32,889
Multi-family	584	438
Total real estate loans	160,007	144,091
CONSUMER LOANS	10,312	10,041
COMMERCIAL BUSINESS LOANS
Commercial and industrial	71,614	52,452
Warehouse lending	43,460	78,303
Total commercial business loans	115,074	130,755
Total commitments to extend credit	$285,393	$284,887

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $253,000 at both September 30, 2018 and at December 31, 2017. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through September 30, 2018, the total loans sold to the FHLB of Des Moines were $61.7 million with the FLA totaling $693,000 and the CE obligation at $425,000 or 0.70% of the loans outstanding. The holdback for CE obligations is included in the contingent liabilities detailed below. There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at both September 30, 2018 and December 31, 2017.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at both September 30, 2018 and December 31, 2017, which is included in other liabilities on the Consolidated Balance Sheets.

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

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6298 when all litigation pending as of the date of the IPO is concluded. However, at September 30, 2018, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at September 30, 2018 and December 31, 2017 was $150.09 per share and $114.02 per share, respectively.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at September 30, 2018.

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

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company’s fair values for financial instruments at September 30, 2018 were determined based on these requirements.

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at the dates indicated:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At September 30, 2018
U.S. agency securities	$—	$15,812	$—	$15,812
Corporate securities	—	6,907	—	6,907
Municipal bonds	—	12,607	—	12,607
Mortgage-backed securities	—	46,919	—	46,919
U.S. Small Business Administration securities	—	15,129	—	15,129
Total	$—	$97,374	$—	$97,374

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2017
U.S. agency securities	$—	$9,115	$—	$9,115
Corporate securities	—	7,026	—	7,026
Municipal bonds	—	12,786	—	12,786
Mortgage-backed securities	—	39,734	—	39,734
U.S. Small Business Administration securities	—	13,819	—	13,819
Total	$—	$82,480	$—	$82,480

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at the dates indicated:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
September 30, 2018	$—	$54,784	$—	$54,784
December 31, 2017	$—	$53,463	$—	$53,463

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at the dates indicated:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
September 30, 2018	$—	$—	$538	$538
December 31, 2017	$—	$—	$726	$726

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2018	$—	$332	$49	$381
December 31, 2017	$—	$(65)	$51	$(14)

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2018	$—	$13	$—	$13
December 31, 2017	$—	$53	$—	$53

The following table presents impaired loans measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
September 30, 2018	$—	$—	$2,172	$2,172
December 31, 2017	$—	$—	$1,094	$1,094

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at September 30, 2018:

Level 3		Significant	Range	Weighted
Fair Value Instruments	Valuation Technique	Unobservable Inputs	(Weighted Average)	Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.6%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.6%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 50%	40.4%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2018 and 2017:

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Three Months Ended September 30,	Balance	Issuances	Settlements	Balance	period
2018
Interest rate lock commitments with customers	$1,138	$2,375	$(2,975)	$538	$(600)
Individual forward sale commitments with investors	(18)	171	(104)	49	67
2017
Interest rate lock commitments with customers	$1,212	$3,891	$(3,972)	$1,131	$(81)
Individual forward sale commitments with investors	83	40	(119)	4	(79)

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Nine Months Ended September 30,	Balance	Issuances	Settlements	Balance	period
2018
Interest rate lock commitments with customers	$726	$7,950	$(8,138)	$538	$(188)
Individual forward sale commitments with investors	51	827	(829)	49	(2)
2017
Interest rate lock commitments with customers	$818	$11,440	$(11,127)	$1,131	$313
Individual forward sale commitments with investors	177	(49)	(124)	4	(173)

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

The following table provides estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017, whether or not recognized at fair value in the Consolidated Balance Sheets:

	September 30,		December 31,
	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$15,202	$15,202	$18,915	$18,915
Certificates of deposit at other financial institutions	17,362	17,362	18,108	18,108
Level 2 inputs:
Securities available-for-sale, at fair value	97,374	97,374	82,480	82,480
Loans held for sale, at fair value	54,784	54,784	53,463	53,463
FHLB stock, at cost	7,131	7,131	2,871	2,871
Accrued interest receivable	4,453	4,453	3,566	3,566
Paired off commitments with investors	13	13	53	53
Individual forward sale commitments with investors	332	332	—	—
Level 3 inputs:
Loans receivable, gross	961,145	951,178	773,445	780,551
Servicing rights, held at lower of cost or fair value	9,190	13,489	6,795	8,608
Fair value interest rate locks with customers	538	538	726	726
Individual forward sale commitments with investors	49	49	51	51
Financial Liabilities
Level 2 inputs:
Deposits	944,537	935,941	829,842	838,087
Borrowings	86,526	86,426	7,529	7,498
Subordinated note	9,860	10,741	9,845	10,741
Accrued interest payable	506	506	214	214
Individual forward sale commitments with investors	—	—	65	65

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at September 30, 2018 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended September 30, 2018 and 2017 was $411,000 and $360,000, respectively, and $1.2 million and $914,000 for the nine months ended September 30, 2018 and 2017, respectively. Tax deductions for the ESOP only are applicable on the costs to acquire shares, or $10.17 per allocated share.

Shares held by the ESOP at September 30, 2018 and 2017 were as follows (shown as actual):

	Balances	Balances
	at September 30, 2018	at September 30, 2017
Allocated shares	153,049	126,589
Committed to be released shares	19,441	19,441
Unallocated shares	84,243	110,164
Total ESOP shares	256,733	256,194

Fair value of unallocated shares (in thousands)	$5,037	$5,180

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator:	2018	2017	2018	2017
Net income (in thousands)	$4,052	$3,454	$12,630	$10,406
Denominator:
Basic weighted average common shares outstanding	3,610,731	3,051,744	3,590,383	2,949,092
Dilutive shares	169,247	187,584	182,025	192,685
Diluted weighted average common shares outstanding	3,779,978	3,239,328	3,772,408	3,141,777
Basic earnings per share	$1.12	$1.13	$3.52	$3.53
Diluted earnings per share	$1.07	$1.07	$3.35	$3.31
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	10,131	—	4,144	—

Potential dilutive shares are excluded from computation of earnings per share if their effect is anti-dilutive. Options to purchase common stock shares were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. At September 30, 2018 and 2017, there were outstanding options to purchase 155,000 shares and 135,000 shares of the Company's common stock, respectively.

NOTE 11 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorizes 650,000 shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 163,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. On August 15, 2018, the Company awarded grants of 25,000 RSAs and 100,000 stock options with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of $58.60 per share.

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, non-qualified stock options, and RSAs.  The 2013 Plan authorizes the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 option share awards were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of May 8, 2014, of $16.89 per share. The 2013 Plan authorizes the grant of RSAs totaling 129,605 shares to Company directors, advisory directors, emeritus directors, officers, and employees, and 125,105 shares were granted on May 8, 2014 at a grant date fair value of $16.89 per share. The remaining 4,500 RSAs were granted January 1, 2016 at a grant date fair value of $26.00 per share.

Total share-based compensation expense for both plans was $208,000 and $492,000 for the three and nine months ended September 30, 2018 respectively, and $138,000 and $496,000 for the 2013 Plan during the three and nine months ended September 30, 2017, respectively.

Stock Options

Both plans consist of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Options typically vest over a period of five years with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At September 30, 2018, there were 6,013 and 387,000 option share awards available to be granted under the 2013 Plan and the 2018 Plan, respectively.

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

The following table presents a summary of the Company’s stock option awards during the nine months ended September 30, 2018 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2018	256,237	$16.89	6.36	$9,655,010
Granted	100,000	58.60	6.50	—
Less exercised	40,633	$16.89	—	$1,662,233
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2018	315,604	$30.11	6.88	$8,371,903

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	314,601	$30.03	6.88	$8,367,470

Exercisable at September 30, 2018	154,804	$16.89	5.45	$6,011,039

__________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 1/32 over the 10-year contractual life, or 3.1% of the options forfeited over 10 years.

At September 30, 2018, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options granted under both plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.5 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock.  Shares in the 2013 Plan awarded as restricted stock typically vest ratably over a three-year period for directors and a five-year period for employees, beginning at the grant date, and for the 2018 Plan, shares typically vest ratably over a five-year period for both directors and employees beginning at the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the nine months ended September 30, 2018 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2018	36,842	$17.63
Granted	25,000	58.60
Less vested	18,421	$17.63
Forfeited or expired	—	—
Nonvested at September 30, 2018	43,421	$41.22

At September 30, 2018, there was $1.6 million of total unrecognized compensation costs related to nonvested shares granted as RSAs for both plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.4 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At September 30, 2018 and December 31, 2017, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at September 30 2018, that the Company and the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at September 30, 2018 and December 31, 2017 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2018
Total risk-based capital
(to risk-weighted assets)	$147,950	15.20%	$77,881	8.00%	$96,182	9.88%	$97,351	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$135,780	13.95%	$58,410	6.00%	$76,712	7.88%	$77,881	8.00%
Tier 1 leverage capital
(to average assets)	$135,780	11.73%	$46,305	4.00%	N/A	N/A	$57,881	5.00%
CET 1 capital
(to risk-weighted assets)	$135,780	13.95%	$43,808	4.50%	$74,279	7.63%	$63,278	6.50%

At December 31, 2017
Total risk-based capital
(to risk-weighted assets)	$133,967	16.25%	$65,965	8.00%	$76,272	9.25%	$82,456	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$123,651	15.00%	$49,474	6.00%	$59,781	7.25%	$65,965	8.00%
Tier 1 leverage capital
(to average assets)	$123,651	12.61%	$39,233	4.00%	N/A	N/A	$49,041	5.00%
CET 1 capital
(to risk-weighted assets)	$123,651	15.00%	$37,105	4.50%	$47,412	5.75%	$53,597	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement was phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required and increases by 0.625% on each subsequent January 1, until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At September 30, 2018, the Bank’s CET 1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.

FS Bancorp, Inc. is a bank holding company subject to the capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  For a bank holding company with less than $1.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. At September 30, 2018, FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets and exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at September 30, 2018 were 11.4% for Tier 1 leverage-based capital, 13.6% for Tier 1 risk-based capital, 14.9% for total risk-based capital, and 13.6% for CET 1 capital ratio.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. We originate consumer loans, commercial and multi-family real estate loans, residential and multi-family construction loans, and commercial business loans. At September 30, 2018, our retail deposit branch network consisted of 12 branches and one administrative office that accepts deposits in the Pacific Northwest. At September 30, 2018 and December 31, 2017, our deposits totaled $944.5 million and $829.8 million, respectively. This segment is also responsible for the management of our investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the three and nine months ended September 30, 2018 and 2017:

	At or For the Three Months Ended September 30, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$946	$11,912	$12,858
Provision for loan losses	(55)	(395)	(450)
Noninterest income	3,606	1,196	4,802
Noninterest expense	(4,113)	(7,725)	(11,838)
Income before provision for income taxes	384	4,988	5,372
Provision for income taxes	(104)	(1,216)	(1,320)
Net income	$280	$3,772	$4,052
Total average assets at period end	$241,164	$920,742	$1,161,906
FTEs	114	231	345

	At or For the Three Months Ended September 30, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$812	$10,210	$11,022
Provision for loan losses	(127)	(323)	(450)
Noninterest income	5,014	1,413	6,427
Noninterest expense	(4,586)	(7,003)	(11,589)
Income before provision for income taxes	1,113	4,297	5,410
Provision for income taxes	(407)	(1,549)	(1,956)
Net income	$706	$2,748	$3,454
Total average assets at period end	$220,898	$744,820	$965,718
FTEs	119	204	323

	At or For the Nine Months Ended September 30, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$2,425	$33,855	$36,280
Provision for loan losses	(200)	(1,050)	(1,250)
Noninterest income	11,819	3,621	15,440
Noninterest expense	(12,677)	(22,341)	(35,018)
Income before provision for income taxes	1,367	14,085	15,452
Provision for income taxes	(250)	(2,572)	(2,822)
Net income	$1,117	$11,513	$12,630
Total average assets at period end	$226,836	$860,858	$1,087,694
FTEs	114	231	345

	At or For the Nine Months Ended September 30, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$1,857	$28,105	$29,962
Provision for loan losses	(324)	(126)	(450)
Noninterest income	14,863	3,941	18,804
Noninterest expense	(12,985)	(19,924)	(32,909)
Income before provision for income taxes	3,411	11,996	15,407
Provision for income taxes	(1,107)	(3,894)	(5,001)
Net income	$2,304	$8,102	$10,406
Total average assets at period end	$196,765	$706,017	$902,782
FTEs	119	204	323

___________________________

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

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method of accounting.  Goodwill totaled $2.3 million at September 30, 2018 and December 31, 2017, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2017, and determined that no impairment of goodwill existed. No events or circumstances since the December 31, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed at September 30, 2018.

The following table summarizes the changes in the Company’s other intangible assets for the year ended December 31, 2017, and the nine months ended September 30, 2018.

	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2016	$2,239	$(522)	$1,717
Amortization	—	(400)	(400)
Balance, December 31, 2017	2,239	(922)	1,317
Amortization	—	(230)	(230)
Balance, September 30, 2018	$2,239	$(1,152)	$1,087

The core deposit intangible represents the fair value of the acquired core deposit base. The core deposit intangible will be amortized on an accelerated basis over approximately nine years. Total amortization expense was $77,000 and $230,000 for the three and nine months ended September 30, 2018, and $100,000 and $300,000 for the same period in 2017. Amortization expense for core deposit intangible is expected to be as follows at September 30, 2018:

Remainder of 2018	$77
2019	235
2020	181
2021	166
2022	166
Thereafter	262
Total	$1,087

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

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three months ended September 30, 2018, the Company recognized $569,000 in total deposit fees, which included $274,000 of debit card interchange fees and $117,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $4.4 million of noninterest income considered not within the scope of ASC 606.  For the nine months ended September 30, 2018, the Company recognized $1.7 million in total deposit fees, which included $815,000 of debit card interchange fees and $354,000 of fees from non-

sufficient funds, both considered within the scope of ASC 606, and $14.3 million of noninterest income considered not within the scope of ASC 606.

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

NOTE 16 - PROPOSED MERGER

On July 17, 2018, the Company entered into a definitive agreement (the “Agreement”) with Anchor Bancorp, headquartered in Lacey, Washington (“Anchor”), pursuant to which Anchor will be merged with and into the Company, and immediately thereafter Anchor’s bank subsidiary, Anchor Bank, will be merged with and into 1st Security Bank of Washington (the “Anchor Merger”).  Anchor Bank has nine full-service banking offices within Grays Harbor, Thurston, Lewis, and Pierce counties, and one loan production office located in King County, Washington. Under the terms of the Agreement, Anchor shareholders will receive 0.2921 shares of FS Bancorp common stock and $12.40 in cash for each share of Anchor common stock. FS Bancorp will pay aggregate consideration of 725,585 shares of FS Bancorp common stock and $30.8 million in cash, or approximately $73.3 million in aggregate, including the value of outstanding shares of Anchor restricted stock.

In the event the Agreement is terminated under certain specified circumstances in connection with a competing transaction, Anchor will be required to pay the Company a termination fee of $2.7 million in cash. All of the directors of Anchor have agreed to vote their shares of Anchor common stock in favor of approval of the Agreement. Regulatory approval for the proposed merger has been received.  The proposed transaction is subject to customary closing conditions and approval of the Agreement by the shareholders of Anchor, which is scheduled for November 13, 2018. Management anticipates closing the transaction shortly after Anchor’s shareholder approval is received.

At September 30, 2018, Anchor reported total assets of $478.9 million, loans receivable, net of $369.3 million and total deposits of $365.7 million.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	the expected cost savings, synergies and other financial benefits from our pending merger with Anchor Bancorp (“Anchor”) might not be realized within the expected time frames or at all;
•	remaining conditions to the closing of the merger may not be satisfied;
•	the shareholders of Anchor may fail to approve the consummation of the merger;
•	the integration of the combined company, including personnel changes/retention, might not proceed as planned;
•	the combined company might not perform as well as expected;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including home improvement (“fixture secured”) loans and marine lending, and commercial business loans. As a result of our expanding lending channels, the Company experienced growth in warehouse lending as part of our business plan to diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, pools, and other improvement renovations is a large and regionally expanding segment of the loan portfolio. Stage funded loans for pools had an outstanding balance of $1.3 million with an original committed balance of $1.6 million at September 30, 2018.  Consumer lending is dependent on the Bank’s contractor/dealer network of 157 active dealers located throughout Washington, Oregon, California, Idaho, and within the past twelve months, Colorado and Arizona, with 10 contractor/dealers responsible for 52.9% of the funded loans dollar volume.  The Company funded $38.7 million, or approximately 1,900 loans during the quarter ended September 30, 2018. The following table details total consumer funded loan originations by state for the periods indicated:

	For the Nine Months Ended		For the Twelve Months Ended
	September 30, 2018		December 31, 2017
State	Amount	Percent	Amount	Percent
Washington	$46,775	42.0%	$37,748	35.3%
Oregon	35,435	31.9	43,678	40.9
California	22,652	20.4	20,246	18.9
Idaho	4,361	3.9	5,142	4.8
Colorado	1,864	1.7	108	0.1
Arizona	151	0.1	—	—
Total consumer loans	$111,238	100.0%	$106,922	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $555.3 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $5.1 million through the home lending segment during the nine months ended September 30, 2018, of which $490.6 million were sold to investors. Of the loans sold to investors, $326.4 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At September 30, 2018, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $54.8 million, totaled $188.3 million, or 19.6%, of the total gross loan portfolio.

The Company expanded its residential construction and commercial real estate lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in commercial real estate and multi-family acquisition, development and construction (“ADC”) lending in the Puget Sound market area and the related take-out financing as applicable. The Company has implemented this strategy to take advantage of what is believed to be a strong demand for construction and ADC loans to experienced, successful and relationship driven builders in our market area.

The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory or property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. In 2013, the Company expanded this program to include commercial construction warehouse lines along with residential construction lending.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax assets and liabilities are temporary differences payable in future periods. The Company had net deferred tax assets of $120,000 and net deferred tax liabilities of $607,000, at September 30, 2018 and December 31, 2017, respectively.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Assets. Total assets increased $209.5 million, or 21.3%, to $1.2 billion at September 30, 2018, from $981.8 million at December 31, 2017, primarily as a result of a $186.0 million, or 24.4% increase in loans receivable, net, a $14.9 million, or 18.1% increase in securities available-for-sale, a $4.3 million, or 148.4% increase in FHLB stock, a $3.3 million, or 31.5% increase in BOLI, a $2.4 million increase in servicing rights, a $1.3 million increase in loans held for sale, and a $1.0 million increase in premises and equipment, net, partially offset by a $3.7 million, or 19.6% decrease in total cash and cash equivalents.  The increases in total assets were primarily funded by deposit growth and FHLB borrowings.

Loans receivable, net increased $186.0 million, or 24.4% to $947.6 million at September 30, 2018, from $761.6 million at December 31, 2017.  Total real estate loans increased $82.3 million including increases in construction and development loans of $48.1 million, one-to-four-family portfolio loans of $24.7 million, which is net of an $8.6 million portfolio loan sale, commercial loans of $5.1 million, and multi-family loans of $3.6 million. Undisbursed construction and development loan commitments increased $12.6 million, or 17.2%, to $86.0 million at September 30, 2018, as compared to $73.3 million at December 31, 2017. Total commercial business loans increased $56.6 million, mostly due to an increase in commercial and industrial (“C&I”) lending of $30.5 million, including purchases of $12.0 million in shared national credits and $9.7 million in U.S. Department of Agriculture loans. Total consumer loans increased $48.8 million, reflecting primarily growth of $25.7 million in indirect home improvement loans and $21.2 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $1.3 million, or 2.5% to $54.8 million at September 30, 2018, from $53.5 million at December 31, 2017. The Company continues to build its home lending operations by developing additional lending niches and will continue selling one-to-four-family loans into the secondary market for asset/liability management purposes.

One-to-four-family loan originations, including $485.5 million of loans originated for sale, $64.7 million of portfolio loans including first and second liens, and $5.1 million of loans brokered to other institutions, decreased $48.1 million, or 8.0% to $555.3 million during the nine months ended September 30, 2018, compared to $603.4 million during the nine months ended September 30, 2017. Originations of one-to-four-family loans to purchase a home (purchase production) decreased by $27.5 million, or 5.9% with $436.8 million in loan purchase production closing during the nine months ended September 30, 2018, down from $464.3 million during the nine months ended September 30, 2017. One-to-four-family loan originations for refinance (refinance production) decreased $20.0 million, or 14.6% with $116.6 million in refinance production closing during the nine months ended September 30, 2018, down from $136.6 million during the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, the Company sold $490.6 million of one-to-four-family loans, compared to sales of $511.8 million for the same period one year ago. In addition, the margin on loans sold decreased to 2.50% for the nine months ended September 30, 2018, compared to 2.53% for the nine months ended September 30, 2017.

The ALLL at September 30, 2018 increased to $12.0 million, or 1.3% of gross loans receivable, excluding loans held for sale, compared to $10.8 million, or 1.4% of gross loans receivable, excluding loans held for sale, at December 31, 2017. Substandard loans increased to $7.4 million at September 30, 2018, compared to $6.5 million at December 31, 2017, primarily from the addition of one non-performing C&I loan of $1.4 million. Non-performing loans, consisting solely of non-accruing loans, increased to $2.2 million at September 30, 2018, from $1.0 million at December 31, 2017, also impacted by the C&I loan previously mentioned. At September 30, 2018, non-performing loans consisted of the $1.4 million C&I loan, $339,000 of indirect home improvement loans, $149,000 of home equity loans, $141,000 of one-to-four-family loans, $63,000 of marine loans, $40,000 of solar loans, and $2,000 of other consumer loans. Non-performing loans to total gross loans were 0.23% at September 30, 2018, compared to 0.13% at December 31, 2017. The Company had no OREO at both September 30, 2018, and December 31, 2017.

Liabilities. Total liabilities increased $198.4 million to $1.1 billion at September 30, 2018, from $859.8 million at December 31, 2017, primarily due to growth in deposits and borrowings. Total deposits increased $114.7 million to $944.5 million at September 30, 2018, from $829.8 million at December 31, 2017. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) decreased $1.5 million to $305.3 million at September 30, 2018, from $306.8 million at December 31, 2017.  Money market and savings accounts increased $18.6 million to $319.4 million at September 30, 2018, from $300.8 million at December 31, 2017. Time deposits increased $97.6 million to $319.8 million at September 30, 2018, from $222.3 million at December 31, 2017. Non-retail certificates of deposit which includes brokered certificates of deposit, online certificates of deposit, and public funds increased $57.9 million to $124.4 million at September 30, 2018, compared to $66.5 million at December 31, 2017. Management remains focused on growth in lower cost relationship-based deposits to fund long-term asset growth.

Borrowings increased $79.0 million to $86.5 million at September 30, 2018, from $7.5 million at December 31, 2017, primarily due to continued growth in real estate loans funded with FHLB borrowings.

Stockholders’ Equity. Total stockholders’ equity increased $11.1 million to $133.1 million at September 30, 2018, from $122.0 million at December 31, 2017. The increase in stockholders’ equity during the nine months ended September 30, 2018, was primarily due to net income of $12.6 million, partially offset by an increase in accumulated other comprehensive loss, net of tax of $2.2 million.  Book value per common share was $37.10 at September 30, 2018, compared to $34.47 at December 31, 2017.

We calculated book value based on common shares outstanding of 3,716,460 at September 30, 2018, less 43,421 unvested restricted stock shares, and 84,243 unallocated ESOP for the reported common shares outstanding of 3,588,796. Common shares outstanding was calculated using 3,680,152 at December 31, 2017, less 36,842 unvested restricted stock shares, and 103,684 unallocated ESOP shares for the reported common shares outstanding of 3,539,626.

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017

General. Net income for the three months ended September 30, 2018, increased $598,000, or 17.3%, to $4.1 million, from $3.5 million for the three months ended September 30, 2017. The primary reason for the increase in net income was a $1.8 million, or 17.4% increase in net interest income after provision for loan losses, and a $636,000, or 32.5% decrease in the provision for income taxes partially offset by a $1.6 million, or 25.3% decrease in noninterest income.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2018			September 30, 2017
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$971,061	$14,624	5.97%	$803,399	$11,715	5.79%
Mortgage-backed securities	49,751	297	2.37%	41,559	213	2.03%
Investment securities	50,751	355	2.78%	37,818	236	2.48%
Federal Home Loan Bank stock	8,594	126	5.82%	4,034	30	2.95%
Interest-bearing deposits at other financial institutions	40,261	181	1.78%	42,990	158	1.46%
Total interest-earning assets	1,120,418	15,583	5.52%	929,800	12,352	5.27%
Noninterest-earning assets (2)	41,488			35,868
Total assets	$1,161,906			$965,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$295,387	$584	0.78%	$326,929	$356	0.43%
Interest-bearing checking	117,513	53	0.18%	97,751	44	0.18%
Certificates of deposit	283,863	1,213	1.70%	215,309	645	1.19%
Borrowings	125,945	704	2.22%	34,372	114	1.32%
Subordinated note	9,857	171	6.88%	9,837	171	6.90%
Total interest-bearing liabilities	832,565	2,725	1.30%	684,198	1,330	0.77%
Noninterest-bearing accounts	184,187			172,189
Other noninterest-bearing liabilities	13,322			13,966
Stockholders’ equity	131,832			95,315
Total liabilities and stockholders’ equity	$1,161,906			$965,668
Net interest income		$12,858			$11,022
Net interest rate spread			4.22%			4.50%
Net earning assets	$287,853			$245,602
Net interest margin			4.55%			4.70%
Average interest-earning assets to average interest-bearing liabilities	134.57%			135.90%

_______________________

(1)	Includes loans held for sale.
(2)	Includes fixed assets, BOLI, servicing rights, goodwill, and CDI.

Net Interest Income. Net interest income increased $1.8 million, or 16.7%, to $12.9 million for the three months ended September 30, 2018, from $11.0 million for the three months ended September 30, 2017. The increase in net interest income primarily resulted from a $2.9 million, or 24.8% increase in loans receivable interest income, due to a $167.7 million, or 20.9% increase in the average loans receivable, net balance, and an 18 basis point increase in the average loan yield. These increases were partially offset by an $805,000, or 77.0% increase in deposit interest expense driven by continued overall deposit growth at higher current market interest rates, and a $590,000 increase in interest expense resulting from the use of FHLB borrowings to support loan growth.

The net interest margin (“NIM”) decreased 15 basis points to 4.55% for the three months ended September 30, 2018, from 4.70% for the three months ended September 30, 2017. The decreased NIM was primarily the result of growth in higher cost market rate deposits and increased borrowing costs to fund loan growth. Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the three months ended September 30, 2018, increased $3.2 million, or 26.2%, to $15.6 million, from $12.4 million for the three months ended September 30, 2017. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $971.1 million for the three months ended September 30, 2018, compared to $803.4 million for the three months ended September 30, 2017, and a 25 basis point increase in the average yield on interest-earning assets to 5.52% for the three months ended September 30, 2018, compared to 5.27% for the three months ended September 30, 2017. The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the growth in the average balance and yield of the loan portfolio and the proportionally larger level of loans in the average interest-earning asset mix.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$971,061	5.97%	$803,399	5.79%	$2,909
Mortgage-backed securities	49,751	2.37	41,559	2.03	84
Investment securities	50,751	2.78	37,818	2.48	119
FHLB stock	8,594	5.82	4,034	2.95	96
Interest-bearing deposits at other financial institutions	40,261	1.78	42,990	1.46	23
Total interest-earning assets	$1,120,418	5.52%	$929,800	5.27%	$3,231

Interest Expense. Interest expense increased $1.4 million, or 104.9%, to $2.7 million for the three months ended September 30, 2018, from $1.3 million for the same prior year period. The increase was attributable to an increase in interest expense on deposits of $805,000, and borrowings of $590,000. The average cost of funds increased 53 basis points to 1.30% from 0.77% for the three months ended September 30, 2018 and 2017, respectively, driven by growth in time deposits and an increase in short-term overnight FHLB borrowing rates reflecting increases in the targeted federal funds rate. The average cost of deposits increased 33 basis points to 0.84%, for the three months ended September 30, 2018, compared to 0.51%, for the three months ended September 30, 2017, reflecting rising market interest rates over the last year and increased certificates of deposit, including a $24.7 million increase in non-retail certificates of deposit.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	Average		Average		Increase in
	Balance		Balance		Interest
(Dollars in thousands)	Outstanding	Yield	Outstanding	Yield	Expense
Savings and money market	$295,387	0.78%	$326,929	0.43%	$228
Interest-bearing checking	117,513	0.18	97,751	0.18	9
Certificates of deposit	283,863	1.70	215,309	1.19	568
Borrowings	125,945	2.22	34,372	1.32	590
Subordinated note	9,857	6.88	9,837	6.90	—
Total interest-bearing liabilities	$832,565	1.30%	$684,198	0.77%	$1,395

Provision for Loan Losses. For the three months ended September 30, 2018 and 2017, the provision for loan losses was $450,000 due primarily to the increase in the loan portfolio and in nonperforming loans. During the three months ended September 30, 2018, net recoveries totaled $24,000, compared to $5,000 during the three months ended September 30, 2017.

Noninterest Income. Noninterest income decreased $1.6 million, or 25.3%, to $4.8 million for the three months ended September 30, 2018, from $6.4 million for the three months ended September 30, 2017. The decrease during the period primarily reflects a $1.2 million reduction in gain on sale of loans, a $163,000 reduction in service charges and fee income as a result of the MSR sale in 2017, and a $143,000 reduction in gain on sale of investment securities as there were no sales during the current quarter.

Noninterest Expense. Noninterest expense increased $249,000, or 2.1%, to $11.8 million for the three months ended September 30, 2018, from $11.6 million for the three months ended September 30, 2017. The increase was primarily due to increases from acquisition costs related to the pending Anchor merger of $443,000, $124,000 in loan costs, and $94,000 in occupancy expense, partially offset by decreases of $269,000 in operations expense, and $101,000 in salaries and benefits, which includes a $956,000 increase in salaries reflecting an increase in full-time employees, partially offset by an $803,000 decrease in incentives and commissions reflecting lower one-to-four-family originations as a result of the impact of rising interest rates and a reduction of homes available for sale in the Pacific Northwest.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, increased slightly to 67.0% for the three months ended September 30, 2018, compared to 66.4% for the three months ended September 30, 2017, representing a greater increase in interest and noninterest expense as compared to a smaller increase in net interest and noninterest income.

Provision for Income Tax. For the three months ended September 30, 2018, the Company recorded a provision for income tax expense of $1.3 million on pre-tax income as compared to $2.0 million for the three months ended September 30, 2017.  The effective corporate income tax rates for the three months ended September 30, 2018 and 2017 were 24.6% and 36.2%, respectively, reflecting the reduction of the federal corporate income tax rate effective January 1, 2018 from the Tax Act enacted on December 22, 2017, and the impact of ASU 2016-09.

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and 2017

General. Net income for the nine months ended September 30, 2018, increased $2.2 million, or 21.4%, to $12.6 million, from $10.4 million for the nine months ended September 30, 2017.  The increase was primarily due to a $5.5 million, or 18.7% increase in net interest income, after provision for loan losses, and a $2.2 million, or 43.6% decrease in the provision for income taxes, partially offset by a $3.4 million, or 17.9% decrease in noninterest income, and a $2.1 million, or 6.4% increase in noninterest expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2018			September 30, 2017
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$905,645	$40,015	5.91%	$725,247	$31,488	5.80%
Mortgage-backed securities	47,250	826	2.34%	48,072	764	2.12%
Investment securities	48,753	997	2.73%	42,134	744	2.36%
Federal Home Loan Bank stock	6,275	238	5.07%	3,658	78	2.85%
Interest-bearing deposits at other financial institutions	40,980	517	1.69%	46,153	448	1.30%
Total interest-earning assets	1,048,903	42,593	5.43%	865,264	33,522	5.18%
Noninterest-earning assets (2)	38,791			37,501
Total assets	$1,087,694			$902,765
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$292,074	$1,296	0.59%	$319,719	$937	0.39%
Interest-bearing checking	122,255	184	0.20%	80,128	66	0.11%
Certificates of deposit	260,163	3,045	1.56%	200,872	1,790	1.19%
Borrowings	83,081	1,280	2.06%	27,994	259	1.24%
Subordinated note	9,852	508	6.89%	9,832	508	6.91%
Total interest-bearing liabilities	767,425	6,313	1.10%	638,545	3,560	0.75%
Noninterest-bearing accounts	181,516			164,098
Other noninterest-bearing liabilities	11,903			13,029
Stockholders’ equity	126,850			87,093
Total liabilities and stockholders’ equity	$1,087,694			$902,765
Net interest income		$36,280			$29,962
Net interest rate spread			4.33%			4.43%
Net earning assets	$281,478			$226,719
Net interest margin			4.62%			4.63%
Average interest-earning assets to average interest-bearing liabilities	136.68%			135.51%

_________________________

(1)  Includes loans held for sale.

(2)  Includes fixed assets, BOLI, servicing rights, goodwill, and CDI.

Net Interest Income. Net interest income increased $6.3 million, or 21.1%, to $36.3 million for the nine months ended September 30, 2018, from $30.0 million for the nine months ended September 30, 2017, driven mostly by an $8.5 million, or 27.1% increase in loans receivable interest income, and a $544,000 increase in interest and dividends on investment securities, and cash and cash equivalents, partially offset by a $1.7 million increase in deposit interest expense and a $1.0 million increase in borrowing interest expense.

The NIM decreased one basis point to 4.62% for the nine months ended September 30, 2018, from 4.63% for the nine months ended September 30, 2017. The decreased NIM reflects growth in higher cost market rate deposits and increased borrowing costs to fund loan growth.

Interest Income. Interest income for the nine months ended September 30, 2018, increased $9.1 million, or 27.1%, to $42.6 million, from $33.5 million for the nine months ended September 30, 2017.  The increase during the period was primarily due to the increase in the average balance of loans receivable to $905.6 million for the nine months ended September 30, 2018, compared to $725.2 million for the nine months ended September 30, 2017.  The average yield on interest-earning assets increased 25 basis points to 5.43% for the nine months ended September 30, 2018, compared to 5.18% for the nine months ended September 30, 2017.  The increase in average yield on interest-earning assets compared to the same period last year primarily reflects the growth in the loan portfolio and the proportionally larger level of loans in the average interest-earning asset mix.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017		Increase
	Average		Average		(Decrease) in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$905,645	5.91%	$725,247	5.80%	$8,527
Mortgage-backed securities	47,250	2.34	48,072	2.12	62
Investment securities	48,753	2.73	42,134	2.36	253
FHLB stock	6,275	5.07	3,658	2.85	160
Interest-bearing deposits at other financial institutions	40,980	1.69	46,153	1.30	69
Total interest-earning assets	$1,048,903	5.43%	$865,264	5.18%	$9,071

Interest Expense. Interest expense increased $2.8 million, or 77.3%, to $6.3 million for the nine months ended September 30, 2018, from $3.6 million for the same prior year period.  The average cost of funds increased 35 basis points to 1.10% for the nine months ended September 30, 2018, compared to 0.75% for the nine months ended September 30, 2017 reflecting increases in both the average balance and cost of certificates of deposit and borrowings.  The average cost of deposits increased 22 basis points to 0.70% for the nine months ended September 30, 2018, compared to 0.48% for the nine months ended September 30, 2017, mostly driven by increases in certificates of deposit.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Average		Average		Increase in
	Balance		Balance		Interest
(Dollars in thousands)	Outstanding	Yield	Outstanding	Yield	Expense
Savings and money market	$292,074	0.59%	$319,719	0.39%	$359
Interest-bearing checking	122,255	0.20	80,128	0.11	118
Certificates of deposit	260,163	1.56	200,872	1.19	1,255
Borrowings	83,081	2.06	27,994	1.24	1,021
Subordinated note	9,852	6.89	9,832	6.91	—
Total interest-bearing liabilities	$767,425	1.10%	$638,545	0.75%	$2,753

Provision for Loan Losses. For the nine months ended September 30, 2018, the provision for loan losses was $1.3 million, primarily due to continued loan growth, compared to $450,000 for the nine months ended September 30, 2017.  Net recoveries totaled $39,000 during the nine months ended September 30, 2018, compared to net charge-offs of $63,000 during the nine months ended September 30, 2017.

Noninterest Income. Noninterest income decreased $3.4 million, or 17.9%, to $15.4 million for the nine months ended September 30, 2018, from $18.8 million for the nine months ended September 30, 2017.  The decrease during the period was primarily due to a $1.4 million reduction in gain on sale of loans, no gain on sale of MSR in 2018 compared to $996,000 in 2017, a $698,000 reduction in service charges and fee income as a result of the MSR sale in 2017, and a $267,000 reduction in gain on sale of investment securities.

Noninterest Expense. Noninterest expense increased $2.1 million, or 6.4%, to $35.0 million for the nine months ended September 30, 2018, from $32.9 million for the nine months ended September 30, 2017.  The increase was primarily due to increases of $1.6 million, or 7.9% in salaries and benefits reflecting an increase in full-time employees due to asset growth, but also including a $422,000 decrease in incentives and commissions for the reasons described above, and  acquisition costs related to the pending Anchor merger of $443,000. Increases of $206,000 in loan costs, $158,000 in occupancy expense, and $133,000 in data processing expense were mostly offset by decreases of $297,000 in operations expense and $160,000 in premiums for Federal Deposit Insurance Corporation (“FDIC”) insurance.

The efficiency ratio was 67.7% for the nine months ended September 30, 2018, compared to 67.5% for the nine months ended September 30, 2017, representing a greater increase in noninterest expenses as compared to a smaller increase in net interest and noninterest income.

Provision for Income Tax. For the nine months ended September 30, 2018, the Company recorded a provision for income tax expense of $2.8 million on pre-tax income as compared to $5.0 million for the nine months ended September 30, 2017.  The year over year reduction in the tax provision is partially due to the application of ASU 2016-09, Stock Compensation, as discussed above, and a reduction in the effective corporate income tax rates for the nine months ended September 30, 2018 and 2017 to 18.3% and 32.5%, respectively, reflecting the reduction of the federal corporate income tax rate from the Tax Act.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit runoff that may occur in the normal course of business. The Company relies on a number of different sources in order to meet potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, purchases of federal funds, sale of securities available-for-sale, cash flows from loan payments, sales of one-to-four-family loans held for sale, and maturing securities.

At September 30, 2018, the Bank’s total borrowing capacity was $236.8 million with the FHLB of Des Moines, with unused borrowing capacity of $149.9 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At September 30, 2018, the Bank held approximately $328.1 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $121.1 million, and a combined credit limit of $51.0 million in written federal funds lines of credit through correspondent banking relationships at September 30, 2018. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At September 30, 2018, the Bank held approximately $249.2 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At September 30, 2018, $86.5 million in FHLB advances and FHLB borrowings were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the Fed Funds lines of credit. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of Bank deposits or $190.0 million at September 30, 2018. Total brokered deposits at September 30, 2018 were $123.6 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits or the repayment of FHLB borrowings. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At September 30, 2018, the approved outstanding loan commitments, including unused lines of credit amounted to $285.4 million. Certificates of deposit scheduled to mature in three months or less at September 30, 2018, totaled $106.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2018, FS Bancorp, Inc. had $5.3 million in unrestricted cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 7 of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2018, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at September 30, 2018, the Bank was considered to be well capitalized. At September 30, 2018, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.7%, 14.0%, 15.2%, and 14.0%, respectively.

FS Bancorp, Inc. is subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets. At September 30, 2018, FS Bancorp, Inc. exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at September 30, 2018 were 11.4% for Tier 1 leverage-based capital, 13.6% for Tier 1 risk-based capital, 14.9% for total risk-based capital, and 13.6% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in Note 12 to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2018 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.                Mine Safety Disclosures

Not applicable.

Item 5.                Other Information

Not applicable.

Item 6.                  Exhibits

2.1	Agreement and Plan of Merger, dated as of July 17, 2018, by and between FS Bancorp, Inc. and Anchor Bancorp (1)
3.1	Articles of Incorporation of FS Bancorp, Inc. (2)
3.2	Bylaws of FS Bancorp, Inc. (3)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (2)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (2)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (2)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
10.7	Purchase and Assumption Agreement between Bank of America, National Association and 1st Security Bank dated September 1, 2015 (5)
10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company (6)
10.9	Form of change of control agreement with Donn C. Costa, Debbie L. Steck, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (7)
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (8)
10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (8)
10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (8)
10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 18, 2018 (File No. 001-35589) and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (333‑177125) filed on October 3, 2011, and incorporated by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑35589) and incorporated by reference.
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑8 (333‑192990) filed on December 20, 2013, and incorporated by reference.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on September 2, 2015 (File No. 001‑35589) and incorporated by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on October 19, 2015 (File No. 001‑35589) and incorporated by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on February 1, 2016 (File No. 001‑35589) and incorporated by reference.
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-225135) filed on May 23, 2018.

Exhibit Index

Exhibit No.	Description
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: November 9, 2018	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2018	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)