Form 10-K
period 2018-12-31
FS Bancorp, Inc.
filed 2019-03-15
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018         OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X]    NO [  ]

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10‑K or any amendments to this Form 10‑K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of March 8, 2019, there were 4,495,078 shares of the Registrant’s common stock outstanding. The Registrant’s common stock is listed on the NASDAQ Capital Market under the symbol “FSBW.”  The aggregate market value of the common stock held by non-affiliates of the Registrant was $217,380,383, based on the closing sales price of $63.25 per share of the Registrant’s common stock as quoted on the NASDAQ Capital Market on June 30, 2018. For purposes of this calculation, common stock held by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•

the expected cost savings, synergies and other financial benefits from our recent merger with Anchor Bancorp (“Anchor”) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

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

•	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
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
•

legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”), changes in regulation policies and principles, an increase in regulatory capital requirements or change in the interpretation of regulatory capital or other rules, including as a result of Basel III;

•	adverse changes in the securities markets;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board, or the Financial Accounting Standards Board (“FASB”);
•	costs and effects of litigation, including settlements and judgments;
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

Available Information

The Company provides a link on its investor information page at www.fsbwa.com to filings with the SEC for purposes of providing copies of its annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to the SEC. Other than an investor’s own internet access charges, these filings are free of charge and available through the SEC’s website at www.sec.gov. The information contained on the Company’s website is not included as part of, or incorporated by reference into, this Annual Report on Form 10‑K.

PART 1

Item 1. Business

General

FS Bancorp, Inc. (“FS Bancorp” or the “Company”), a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank of Washington (“1st Security Bank of Washington” or  the “Bank”) upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2018, the Company had consolidated total assets of $1.62 billion, total deposits of $1.27 billion, and stockholders’ equity of $180.0 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10‑K (“Form 10‑K”), including the consolidated financial statements and related data, relates primarily to the Bank.

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

At December 31, 2018, the Bank maintained its main administrative office that also accepts deposits, 21 full-service bank branches and eight home loan production offices in suburban communities in the greater Puget Sound area. The Bank also has one home loan production office in the Tri-Cities, Washington. On November 15, 2018, the Company completed the acquisition of Anchor Bancorp which was merged with and into the Company, and immediately thereafter Anchor’s bank subsidiary, Anchor Bank was merged with and into 1st Security Bank of Washington (the “Anchor Acquisition”). The Anchor Acquisition added nine full-service bank branches within Grays Harbor, Thurston, Lewis, and Pierce counties, and one loan production office located in King County, Washington. The Anchor Acquisition expanded our Puget Sound-focused retail footprint and provided an opportunity to extend our unique brand of community banking into those communities. For additional information on the Anchor Acquisition, see Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The Company is a diversified lender with a focus on the origination of one-to-four-family, commercial real estate, consumer, including indirect home improvement (“fixture secured loans”),  solar and marine lending, commercial business and second mortgage or home equity loans. Historically, consumer loans, in particular fixture secured loans had represented the largest portion of the Company’s loan portfolio and had been the mainstay of the Company’s lending strategy.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family, commercial real estate, including speculative residential construction, as well as commercial business loans, while growing the current size of the consumer loan portfolio. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale into the secondary market, through a mortgage banking program. The Company’s lending strategies are intended to take advantage of: (1) the Company’s historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities, and (3) relationship lending. Retail deposits will continue to serve as an important funding source. For more information regarding the business and operations of 1st Security Bank of Washington, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10‑K.

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

Market Area

The Company conducts operations out of its main administrative office, nine home loan production offices (five of which stand alone), and 21 full-service bank branches in the Puget Sound region of Washington, and one of the stand-alone loan production offices in Eastern Washington. The administrative office is located in Mountlake Terrace, in Snohomish County, Washington. The four stand-alone home lending offices in the Puget Sound region are located in Puyallup, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, Everett, in Snohomish County, and in Eastern Washington located in the Tri-Cities (Kennewick), in Benton County, Washington. The 21 full-service bank branches are located in the following counties: three in Snohomish, two in King, two in Clallam, two in Jefferson, two in Pierce, five in Grays Harbor, two in Thurston, one in Lewis, and two in Kitsap County.

The primary market area for business operations is the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area (the “Seattle MSA”).  Kitsap, Clallam, Jefferson, Thurston, Lewis, and Grays Harbor counties, though not in the Seattle MSA, are also part of the Company’s market area. This overall region is typically known as the Puget Sound region. The population of the Puget Sound region as estimated by Puget Sound Regional Council was 4.1 million in 2018, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.

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

King County, the location of the city of Seattle, has the largest employment base and overall level of economic activity. Six of the largest employers in the state are headquartered in King County including Microsoft Corporation, University of Washington, Amazon.com, King County Government, Starbucks, and Swedish Health Services. Pierce County is the second most populous county in the state and its economy is also well diversified with the presence of military related government employment (Joint Base Lewis-McChord), along with health care (the Multicare Health System and the Franciscan Health System). In addition, there is a large employment base in the economic sectors of shipping (the Port of Tacoma) and aerospace employment (Boeing). Snohomish County to the north has an economy based on aerospace employment (Boeing), health care (Providence Regional Medical Center), and military (the Everett Naval Station) along with additional employment concentrations in biotechnology, electronics/computers, and wood products.

The United States Navy is a key element for Kitsap County’s economy. The United States Navy is the largest employer in the county, with installations at Puget Sound Naval Shipyard, Naval Undersea Warfare Center Keyport and Naval Base Kitsap (which comprises former Naval Submarine Base Bangor, and Naval Station Bremerton). The largest private employers in the county are the Harrison Medical Center and Port Madison Enterprises.  Clallam County depends on agriculture, forestry, fishing, outdoor recreation and tourism.  Jefferson County’s largest private employer is Port Townsend Paper Mill and the largest employer overall (private and public) is Jefferson Healthcare.

From the Anchor Acquisition, we have entered three new counties, Thurston, Lewis, and Grays Harbor. Thurston County includes Olympia, home of Washington State’s capital and its economic base is largely driven by state government related employment.  Lewis County is supported by manufacturing, retail trade, local government and industrial services.  Grays Harbor County has been historically dependent on the timber and fishing industries, but also relies on tourism, manufacturing, agriculture, shipping, transportation, and technology.

In 2016, the median household income for King County was $86,000, compared to $67,000 for the State of Washington, and $58,000 for the United States. Seattle has been listed in the top three most literate cities in the country every year since 2005 by an annual review conducted by Central Connecticut State University.

Unemployment in Washington was an estimated 4.3% at December 31, 2018, closely paralleling national trends as disclosed in the U.S. Bureau of Labor Statistics. King County had the lowest unemployment rate in the state at 3.3%, slightly decreased from 3.6% in the prior year, and much lower than the state average of 4.5% and national average of 4.1%, respectively. The estimated unemployment rate in Snohomish County at year end 2018 was 3.6%, slightly decreased from 4.0% at year end 2017.  Kitsap County’s unemployment rate improved slightly to 4.9% at December 31, 2018, compared to 5.0% at December 31, 2017.  At December 31, 2018, the estimated unemployment rate in Pierce County was 5.3%, down from 5.4% at December 31, 2017. Grays Harbor County’s, Thurston County’s, and Lewis County’s unemployment rate was 7.4%, 5.0%, and 6.9%, respectively at December 31, 2018, compared to 7.2%, 5.0%, and 6.7% at year end 2017, respectively. Outside of the Puget Sound area, the Tri-Cities market includes two counties, Benton and Franklin, and we have two full-service branches in Clallam County and two in Jefferson County. The estimated unemployment rate in Benton County at year end 2018 was 5.8%, down from 6.1% at year end 2017. At December 31, 2018, the estimated unemployment rate in Franklin County was down to 7.7%, from 8.0% at December 31, 2017. For Clallam and Jefferson counties, the estimated unemployment rates at December 31, 2018 decreased to 6.9% and 5.9%, respectively, compared to 7.0% and 6.2%, respectively at December 31, 2017.

According to the Washington Center for Real Estate Research, home values in the State of Washington continued to improve in 2018. For the quarter ended December 31, 2018, the average home value was $657,000 in King County, $473,000 in Snohomish County, $387,000 in Jefferson County, $345,000 in Kitsap County, $342,000 in Pierce County, $318,000 in Thurston County, $296,000 in Clallam County, $279,000 in both Benton and Franklin counties, $227,000 in Lewis County, and $200,000 in Grays Harbor County. Compared to the statewide average increase in home values of 1.1% in the fourth quarter of 2018, all counties: Benton, Franklin, Thurston, Jefferson, Pierce, Kitsap, Clallam, Snohomish, Grays Harbor, Lewis, and King counties outperformed the state average, with 10.9%, 10.9%, 10.3%, 8.4%, 8.4%, 7.8%, 7.4%, 7.0%, 6.0%, 4.6% and 2.5% increases in average home values, respectively.

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

Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

LOAN PORTFOLIO
(Dollars in thousands)	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Commercial	$204,699	15.43%	$63,611	8.22%	$55,871	9.23%	$50,034	9.78%	$42,970	10.90%
Construction and development	247,306	18.65	143,068	18.50	94,462	15.60	80,806	15.80	57,813	14.67
Home equity	40,258	3.04	25,289	3.27	20,081	3.32	16,540	3.24	15,737	3.99
One-to-four-family (excludes HFS)	249,397	18.80	163,655	21.16	124,009	20.48	102,921	20.13	46,801	11.87
Multi-family	104,663	7.89	44,451	5.75	37,527	6.20	22,223	4.35	16,201	4.11
Total real estate loans	846,323	63.81	440,074	56.90	331,950	54.83	272,524	53.30	179,522	45.54

CONSUMER LOANS
Indirect home improvement	167,793	12.65	130,176	16.83	107,759	17.80	103,064	20.16	99,304	25.19
Solar	44,433	3.35	41,049	5.31	36,503	6.03	29,226	5.72	18,162	4.61
Marine	57,822	4.36	35,397	4.58	28,549	4.71	23,851	4.66	16,713	4.24
Other consumer	5,425	0.41	2,046	0.26	1,915	0.32	2,181	0.43	2,628	0.66
Total consumer loans	275,473	20.77	208,668	26.98	174,726	28.86	158,322	30.97	136,807	34.70

COMMERCIAL BUSINESS LOANS
Commercial and industrial	138,686	10.46	83,306	10.77	65,841	10.88	59,619	11.66	55,624	14.11
Warehouse lending	65,756	4.96	41,397	5.35	32,898	5.43	20,817	4.07	22,257	5.65
Total commercial business loans	204,442	15.42	124,703	16.12	98,739	16.31	80,436	15.73	77,881	19.76
Total loans receivable, gross	1,326,238	100.00%	773,445	100.00%	605,415	100.00%	511,282	100.00%	394,210	100.00%

Allowance for loan losses	(12,349)		(10,756)		(10,211)		(7,785)		(6,090)
Deferred costs and fees, net	(2,907)		(2,708)		(1,887)		(962)		(946)
Premiums on purchased loans	1,537		1,577		—		—		—
Total loans receivable, net	$1,312,519		$761,558		$593,317		$502,535		$387,174

The following table shows the composition of the loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans
Commercial	$58,037	4.37%	$32,430	4.19%	$30,445	5.03%	$26,189	5.12%	$23,144	5.87%
Construction and development	25,613	1.93	286	0.04	—	—	315	0.06	322	0.08
Home equity	14,134	1.07	2,649	0.34	1,644	0.27	2,146	0.42	2,677	0.68
One-to-four-family (excludes held for sale)	45,126	3.40	11,804	1.53	10,267	1.69	9,305	1.82	8,108	2.06
Multi-family	41,832	3.15	14,453	1.87	4,538	0.75	2,659	0.52	3,240	0.82
Total real estate loans	184,742	13.92	61,622	7.97	46,894	7.74	40,614	7.94	37,491	9.51
Consumer loans	272,279	20.53	207,671	26.85	174,041	28.75	157,805	30.87	136,368	34.59
Commercial business loans
Commercial and industrial	59,195	4.46	32,835	4.24	26,901	4.45	17,440	3.41	16,197	4.11
Warehouse lending	—	—	673	0.09	—	—	—	—	—	—
Total commercial business loans	59,195	4.46	33,508	4.33	26,901	4.45	17,440	3.41	16,197	4.11
Total fixed-rate loans	516,216	38.91	302,801	39.15	247,836	40.94	215,859	42.22	190,056	48.21
Adjustable-rate loans:
Real estate loans
Commercial	146,662	11.06	31,181	4.03	25,426	4.20	23,845	4.66	19,826	5.03
Construction and development	221,693	16.72	142,782	18.46	94,462	15.60	80,491	15.74	57,491	14.58
Home equity	26,124	1.97	22,640	2.93	18,437	3.05	14,394	2.82	13,060	3.31
One-to-four-family (excludes held for sale)	204,271	15.40	151,851	19.63	113,742	18.79	93,616	18.31	38,693	9.82
Multi-family	62,831	4.74	29,998	3.88	32,989	5.45	19,564	3.83	12,961	3.29
Total real estate loans	661,581	49.89	378,452	48.93	285,056	47.09	231,910	45.36	142,031	36.03
Consumer loans	3,194	0.24	997	0.13	685	0.11	517	0.10	439	0.11
Commercial business loans
Commercial and industrial	79,491	6.00	50,471	6.53	38,940	6.43	42,178	8.25	39,427	10.00
Warehouse lending	65,756	4.96	40,724	5.26	32,898	5.43	20,818	4.07	22,257	5.65
Total commercial business loans	145,247	10.96	91,195	11.79	71,838	11.86	62,996	12.32	61,684	15.65
Total adjustable-rate loans	810,022	61.09	470,644	60.85	357,579	59.06	295,423	57.78	204,154	51.79
Total loans receivable, gross	1,326,238	100.00%	773,445	100.00%	605,415	100.00%	511,282	100.00%	394,210	100.00%
Less:
Allowance for loan losses	(12,349)		(10,756)		(10,211)		(7,785)		(6,090)
Deferred costs and fees, net	(2,907)		(2,708)		(1,887)		(962)		(946)
Premiums on purchased loans	1,537		1,577		—		—		—
Total loans receivable, net	$1,312,519		$761,558		$593,317		$502,535		$387,174

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2018, regarding the dollar amount and current note rates of interest for the loans maturing or repricing in the portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

	Real Estate
(Dollars in			Construction and										Commercial
thousands)	Commercial		Development		Home Equity		One-to-Four-Family (2)		Multi-family		Consumer		Business		Total
Due During		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Years Ending		Average		Average		Average		Average		Average		Average		Average		Average
December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2019 (1)	$25,683	5.62%	$242,801	6.79%	$26,271	6.47%	$24,311	5.61%	$6,310	4.18%	$91,835	7.32%	$160,953	5.95%	$578,164	6.50%
2020	5,154	5.16	2,074	6.52	32	7.04	2,248	5.06	1,078	6.75	650	7.60	7,982	6.63	19,218	6.08
2021	6,754	4.56	552	5.09	11	5.00	3,657	5.40	5,819	5.79	1,994	6.69	1,982	5.12	20,769	5.32
2022 and 2023	46,637	5.55	1,026	6.73	1,008	5.41	4,507	5.59	4,794	4.89	5,225	6.86	24,327	4.73	87,524	5.38
2024 to 2028	112,670	4.90	138	5.18	2,766	6.73	31,987	4.81	60,526	4.73	33,747	7.15	8,469	5.86	250,303	5.20
2029 to 2033	6,961	5.42	—	—	3,085	5.11	7,263	5.31	4,726	6.57	107,565	5.88	729	5.38	130,329	5.83
2034 and following	840	6.72	715	5.68	7,085	5.87	175,424	4.46	21,410	4.64	34,457	6.24	—	4.94	239,931	4.78
Total	$204,699	5.16%	$247,306	6.78%	$40,258	6.25%	$249,397	4.68%	$104,663	4.85%	$275,473	6.59%	$204,442	5.82%	$1,326,238	5.78%

________________________

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Excludes loans held for sale.

The total amount of loans due after December 31, 2019, which have predetermined interest rates is $347.2 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $400.9 million.

Lending Authority. The Chief Credit Officer has the authority to approve multiple loans to one borrower up to $6.0 million in aggregate. Loans in excess of $10.0 million require an additional signature from the Chief Executive Officer and/or Chief Financial Officer. All loans that are approved over $2.5 million are reported to the Asset Quality Committee (“AQC”) at each AQC meeting. The Chief Credit Officer may delegate lending authority to other individuals at levels consistent with their responsibilities.

The Board of Directors has implemented a lending limit policy that it believes matches the Washington State legal lending limit. At December 31, 2018, the Company’s policy limits loans to one borrower and the borrower’s related entities to 20% of the Bank’s unimpaired capital and surplus, or $39.1 million at December 31, 2018.  Management has adopted an internal lending limit of a maximum of 80% of the Bank’s legal lending limit for risk mitigation purposes and all loans over this limit require approval from the AQC. The Bank’s largest lending relationship at December 31, 2018, consisted of a commercial line of credit to one company having a commitment of $24.0 million. This line of credit is secured by notes to finance residential construction projects located primarily in Seattle, Washington.  The outstanding balance of this line of credit at December 31, 2018 was $24.0 million. The second largest lending relationship consisted of 11 residential construction loans having combined commitments of $18.2 million to two related limited liability companies. All of these loans are secured by residential construction loan projects located in the Seattle metropolitan area of Washington State.  The outstanding balance of these 11 loans at December 31, 2018 was $16.1 million. The third largest lending relationship consisted of two commercial lines of credit having combined commitments of $18.0 million, to two related limited liability companies.  Both of these loans are secured by notes to finance residential construction projects located primarily in Seattle, Washington. The outstanding balance of these two lines of credit at December 31, 2018 was $12.0 million. All of the loans listed above were performing in accordance with their repayment terms at December 31, 2018.

At December 31, 2018, the Company had $87.0 million in approved commercial construction warehouse lending lines for nine companies. The commitments range from $5.0 million to $24.0 million. At December 31, 2018, there was $61.4 million outstanding, compared to $84.7 million approved in commercial construction warehouse lending lines for nine companies with $34.0 million outstanding at December 31, 2017.  In addition, the Company had $23.0 million approved in mortgage warehouse lending lines for four companies. The commitments ranged from $4.0 million to $8.0 million. At December 31, 2018, there was $4.4 million in mortgage warehouse lines outstanding, compared to $35.0 million approved in mortgage warehouse lending lines with $7.4 million outstanding at December 31, 2017.

Commercial Real Estate Lending.  The Company offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including multi-family residences, retail centers, warehouses and office buildings located in the market areas. At December 31, 2018, commercial real estate loans (including $104.7 million of multi-family residential loans) totaled $309.4 million, or 23.3%, of the gross loan portfolio.

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

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one-to-four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four-family because the collateral securing these loans typically cannot be sold as easily as one-to-four-family. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial real estate loan at December 31, 2018 was a 15.9% participation loan originated by another bank in the Puget Sound area. The Bank’s share of the total outstanding loan at December 31, 2018 was $8.2 million, and is collateralized by commercial real estate located in Thurston County, Washington. At December 31, 2018 this loan was performing in accordance with its repayment terms.

The Company intends to continue to emphasize commercial real estate lending and, as a result, the Company has assembled a highly experienced team, with an average of over 20 years of experience. The Bank’s Chief Credit Officer and Chief Lending Officer are both senior bankers with over 30 years of commercial lending experience in the northwestern U.S. region. Management has also hired experienced commercial loan officers to support the Company’s commercial real estate lending objectives. As the commercial loan portfolio expands, the Company intends to bring in additional experienced personnel in the areas of loan analysis and commercial deposit relationship management.

Construction and Development Lending. The Company expanded its residential construction lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Company has implemented this strategy to take advantage of what is believed to be a strong demand for construction and ADC loans to experienced, successful and relationship driven builders in our market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2018, outstanding construction and development loans totaled $247.3 million, or 18.7%, of the gross loan portfolio and consisted of 279 projects, compared to $143.1 million and 188 projects at December 31, 2017. The construction and development loans at December 31, 2018, consisted of loans for residential and commercial construction projects primarily for vertical construction and $16.7 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2018, was $333.2 million. At December 31, 2018, $142.0 million, or 57.4% of our outstanding construction and development loan portfolio was comprised of speculative one-to-four-family construction loans. Approximately $9.3 million of our residential construction loans at December 31, 2018 were made to finance the custom construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In addition, the Company had nine commercial secured lines of credit, secured by notes to residential construction borrowers with guarantees from principles with experience in the construction re-lending market. These loans had combined commitments of $87.0 million, and an outstanding balance of $61.4 million at December 31, 2018.

The Company’s residential construction lending program includes loans for the purpose of constructing both speculative and pre-sold one-to-four-family residences, the acquisition of in-city lots with and without existing improvements for later development of one-to-four-family residences, the acquisition of land to be developed, and loans for the acquisition and development of land for future development of single family residences. The Company generally limits these types of loans to known builders and developers in the market area. Construction loans generally provide for the payment of interest-only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan is generally paid off through the sale of the newly constructed home and a permanent loan from another lender, although commitments to convert to a permanent loan may be made by us. Construction loans are generally made with a maximum loan amount of the lower of 95% of cost or 75% of appraised value at completion. During the term of construction, the accumulated interest on the loan is typically added to the principal balance of the loan through an interest reserve of 3% to 5.5% of the loan commitment amount.

Commitments to fund construction loans generally are made subject to an appraisal of the property by an independent licensed appraiser. The Company also reviews and has a licensed third-party inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection by a third-party inspector based on the percentage of completion method.

The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2018, included in the $247.3 million of construction and development loans, were 10 residential land acquisition and development loans for finished lots totaling $13.7 million, with total commitments of $17.1 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.

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

The Company seeks to address the forgoing risks associated with construction development lending by developing and adhering to underwriting policies, disbursement procedures, and monitoring practices. Specifically, the Company (i) seeks to diversify the number of loans and projects in the market area, (ii) evaluate and document the creditworthiness of the borrower and the viability of the proposed project, (iii) limit loan-to-value ratios to specified levels, (iv) control disbursements on construction loans on the basis of on-site inspections by a licensed third-party,  (v) monitor economic conditions and the housing inventory in each market, and (iv) personal guarantees are obtained from the primary borrowers on substantially all credits. No assurances, however, can be given that these practices will be successful in mitigating the risks of construction development lending.

Home Equity Lending. The Company has been active in second mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of 10 years plus and a term to maturity of 15 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratio of up to 90%, including any underlying first mortgage. Fixed second mortgage home equity loans are typically amortizing loans with terms of up to 20 years. Total second mortgage/home equity loans totaled $40.3 million, or 3.0% of the gross loan portfolio, at December 31, 2018, $26.1 million of which were adjustable rate home equity lines of credit. Unfunded commitments on home equity lines of credit at December 31, 2018, was $41.2 million.

Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also important referral sources of the Company’s loan originations. The Company originated $711.3 million of one-to-four-family consumer mortgages (including $7.1 million loans brokered to other institutions) and sold $637.7 million to investors in 2018. Of the loans sold to investors, $417.3 million were sold to the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), the FHLB, and/or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with servicing rights retained in order to further build the relationship with the customer. At December 31, 2018, one-to-four-family residential mortgage loans totaled $249.4 million, or 18.8%, of the gross loan portfolio, excluding loans held for sale of $51.2 million. In addition, the Company originated $11.8 million in residential loans through our commercial lending channel, secured by single family rental homes in Washington, with combined commitments of $57.2 million, and an outstanding balance of $57.0 million at December 31, 2018, classified as commercial business loans that are not included in our one-to-four-family residential mortgage loan portfolio. See “Commercial Business Lending.”

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

Consumer Lending.  Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. At December 31, 2018, consumer loans totaled $275.5 million, or 20.8% of the gross loan portfolio.

The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s consumer lending strategy. These loans totaled $167.8 million, or 12.7% of the gross loan portfolio, and 60.9% of total consumer loans, at December 31, 2018. Indirect home improvement loans are originated through a network of 162 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, and recently in Arizona. Ten dealers are responsible for a majority, or 54.1% of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, roofing materials, and pools.

In connection with fixture secured and solar loans, the Company receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. These loans are processed through the loan origination software, with approximately 20% of the loan applications receiving an automated approval based on the information provided, and the remaining loans are processed by the Company’s credit analysts. The Company follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using a Fair Isaac and Company, Incorporated (“FICO”), credit score to approve loans. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting in addition to the borrower’s debt to income.

The Company’s fixture secured and solar loans generally range in amounts from $2,500 to $50,000, and generally carry terms of 12 to 20 years with fixed rates of interest. In some instances, the participating dealer may pay a fee to buy down the borrower’s interest rate to a rate below the Company’s published rate. Fixture secured and solar loans are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a financing statement under the Uniform Commercial Code (“UCC-2”) filed in the county of the borrower’s residence. The Company generally files a UCC‑2 financing statement to perfect the security interest in the personal property in situations where the borrower’s credit score is below 720 or the home improvement loan is for an amount in excess of $5,000. Perfection gives the Company a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest. The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.

The Company also offers consumer marine loans secured by boats. At December 31, 2018, the marine loan portfolio totaled $57.8 million, or 21.0% of total consumer loans. Marine loans are originated with borrowers on both a direct and indirect basis, and generally carry terms of up to 20 years with fixed rates of interest. The Company generally requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.

Solar loans mentioned above with fixture secured loans represent the third largest segment of the consumer loan portfolio following marine loans.  At December 31, 2018, the solar loan portfolio totaled $44.4 million, or 16.1% of total consumer loans.

The Company originates other consumer loans which totaled $5.4 million at December 31, 2018.  These loans primarily include personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans.

In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score typically indicates a greater degree of creditworthiness. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods.  At December 31, 2018, 71.3% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 24.5% was originated with borrowers having a FICO score between 660 and 720 at the time of origination.  Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. A credit score at the time of loan origination of less than 660 is considered “subprime” by federal banking regulators and these loans comprised just 4.2% of our consumer loan portfolio at December 31, 2018. Consideration for loans with FICO scores below 660 require additional management oversight and approval.

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

Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory, or personal/business property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Company’s warehouse lending lines are secured by the underlying notes associated with one-to-four-family mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principal shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. The Company had $23.0 million approved in residential mortgage warehouse lending lines for four companies at December 31, 2018. The commitments ranged from $4.0 million to $8.0 million. At December 31, 2018, there was $4.4 million in residential warehouse lines outstanding, compared to $35.0 million in approved residential warehouse lending lines with $7.4 million outstanding at December 31, 2017.

The Company also has commercial construction warehouse lines secured by notes on construction loans and typically guaranteed by principles with experience in construction lending. In April 2013, we commenced an expansion of our mortgage warehouse lending program to include construction re-lending warehouse lines. These lines are secured by notes provided to construction lenders and are typically guaranteed by a principle of the borrower.  Terms for the underlying notes can be up to 18 months and the Bank will lend a percentage (typically 75%) of the underlying note which may have a loan-to-value ratio up to 75%.  Combined, the loan-to-value ratio on the underlying note would be up to 52.5% with additional credit support provided by the guarantor. At December 31, 2018, the Company had $87.0 million in approved commercial construction warehouse lending lines for nine companies. The commitments range from $5.0 million to $24.0 million. At December 31, 2018, there was $61.4 million outstanding, compared to $84.7 million approved in commercial warehouse lending lines for eight companies with $34.0 million outstanding at December 31, 2017.

Commercial business loans may be fixed-rate, but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of the commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest-only payments required during the term, while other loans may reprice on an annual basis and amortize over a two to five year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which is set between 2.0% and 7.0%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2018, the commercial business loan portfolio totaled $204.4 million, or 15.4%, of the gross loan portfolio including warehouse lending loans.

At December 31, 2018, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of credit analysis. The Company generally requires personal guarantees on commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. The two largest commercial business lending relationships consisted of one line of credit to one company, and two lines of credit to two related limited liability companies.  The first line of credit loan or lending relationship at December 31, 2018 consisted of a commercial line of credit having a commitment of $24.0 million.  This line of credit is secured by residential construction projects located primarily in Seattle, Washington.  The outstanding balance of this line of credit at December 31, 2018 was $24.0 million. The second of the two largest commercial business lending relationships consisted of two commercial lines of credit having combined commitments of $18.0 million.  Both of these lines of credit are secured by notes to finance residential construction projects located primarily in Seattle, Washington.  The outstanding balance of these two lines of credit at December 31, 2018 was $12.0 million.

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

The Company will sell long-term, fixed-rate residential real estate loans in the secondary market to mitigate interest rate risk. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. Some residential real estate loans originated as Federal Housing Administration or FHA, U.S. Department of Veterans Affairs or VA, or United States Department of Agriculture or USDA Rural Housing loans were sold by the Company as servicing released loans to other companies. A majority of residential real estate loans sold by the Company were sold with servicing retained at a specified servicing fee. The Company earned gross mortgage servicing fees of $2.4 million for the year ended December 31, 2018.  The Company was servicing $1.19 billion of one-to-four-family loans at December 31, 2018, for Fannie Mae, Freddie Mac, Ginnie Mae, the FHLB, and another financial institution. These mortgage servicing rights (“MSRs”) constituted a $10.4 million asset on our books on that date, which is amortized in proportion to and over the period of the net servicing income. These MSRs are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of our MSRs at December 31, 2018 was $14.6 million. See Notes 5 and 15 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The following table presents the activity during the year ended December 31, 2018, related to loans serviced for others.

(In thousands)
Beginning balance at January 1, 2018
One-to-four-family	$775,765
Consumer	1,183
Commercial business	1,914
Subtotal	778,862
Additions
One-to-four-family	501,888
Repayments
One-to-four-family	(90,795)
Consumer	(406)
Commercial business	(1,914)
Subtotal	(93,115)
Ending balance at December 31, 2018
One-to-four-family	1,186,858
Consumer	777
Commercial business	—
Total	$1,187,635

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

	Year Ended December 31,
(In thousands)	2018	2017
Originations by type:
Fixed-rate:
Commercial	$6,943	$6,909
Home equity	5,895	4,478
One-to-four-family (1)	4,753	4,177
Loans held for sale (one-to-four-family)	608,065	686,887
Multi-family	132	7,991
Consumer	149,726	107,855
Commercial business (2)	16,811	6,177
Total fixed-rate	792,325	824,474
Adjustable- rate:
Commercial	14,552	7,107
Construction and development	205,649	123,323
Home equity	15,988	13,758
One-to-four-family (1)	81,256	96,925
Loans held for sale (one-to-four-family)	11,567	11,617
Multi-family	10,793	2,686
Consumer	2,489	2,806
Commercial business (2)	282,868	181,168
Warehouse lines, net	(2,988)	(428)
Total adjustable-rate	622,174	438,962
Total loans originated	1,414,499	1,263,436
Purchases by type (4):
Fixed-rate:
Commercial	32,567	—
Home equity	8,795	—
One-to-four-family (1)	38,322	—
Multi-family	28,958	—
Consumer	1,332	—
Construction and development	29,064	—
Commercial business (2) (3)	9,267	9,450
Adjustable-rate:
Commercial	114,700	4,593
Home equity	3,424	—
One-to-four-family (1)	25,261	1,100
Multi-family	31,974	4,250
Consumer	2,180	—
Construction and development	35,750	—
Commercial business (2) (3)	24,029	19,557
Total loans purchased	385,623	38,950
Sales and repayments:
Construction and development	—	(449)
One-to-four-family (1)	(16,034)	(20,165)
Loans held for sale (one-to-four-family) and commercial business (2)	(621,636)	(700,450)
Commercial business (2) (3)	(1,918)	(4,008)
Total loans sold	(639,588)	(725,072)
Total principal repayments	(610,009)	(408,374)
Total reductions	(1,249,597)	(1,133,446)
Net increase	$550,525	$168,940

_____________________________

(1)	One-to-four-family portfolio loans.
(2)	Excludes warehouse lines.
(3)	Includes USDA/U.S. Small Business Administration or SBA guaranteed loans purchased at a premium.
(4)	Includes loans acquired in the Anchor Acquisition.

Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales systematically generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

From time to time we also sell whole consumer loans, specifically long term consumer loans, which can be beneficial to us since these sales generate income at the time of sale, can potentially create future servicing income where servicing is retained, and provide a mitigation of interest rate risk associated with holding 15‑20 year maturity consumer loans.

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

The following table shows delinquent loans by the type of loan and number of days delinquent at December 31, 2018. Categories not included in the table below did not have any delinquent loans at December 31, 2018.

	Loans Delinquent For:
							Total Loans Delinquent
	60-89 Days			90 Days or More			60 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
Real estate loans
Home equity	1	$40	0.10%	4	$229	0.57%	5	$269	0.67%
One-to-four-family	2	164	0.07	7	1,358	0.54	9	1,522	0.61
Total real estate loans	3	204	0.02	11	1,587	0.19	14	1,791	0.21
Consumer loans
Indirect home improvement	20	196	0.12	14	113	0.07	34	309	0.18
Solar	2	43	0.10	3	41	0.09	5	84	0.19
Other consumer	6	24	0.44	2	11	0.20	8	35	0.65
Total consumer loans	28	263	0.10	19	165	0.06	47	428	0.16
Commercial business loans
Commercial and industrial	3	431	0.31	—	—	—	3	431	0.31
Total commercial business loans	3	431	0.21	—	—	—	3	431	0.21
Total	34	$898	0.07%	30	$1,752	0.13%	64	$2,650	0.20%

Non-performing Assets. The following table sets forth information with respect to the Company’s non-performing assets.

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-accruing loans:
Real estate loans
Home equity	$229	$151	$210	$47	$61
One-to-four-family	1,552	142	—	525	73
Total real estate loans	1,781	293	210	572	134
Consumer loans
Indirect home improvement	367	195	435	408	250
Solar	41	—	69	37	29
Marine	18	—	—	—	19
Other consumer	2	—	7	—	1
Total consumer loans	428	195	511	445	299
Commercial business loans
Commercial and industrial	1,685	551	—	—	—
Total commercial business loans	1,685	551	—	—	—
Total non-accruing loans	3,894	1,039	721	1,017	433
Accruing loans contractually past due 90 days or more	11	—	—	—	—
Real estate owned	689	—	—	—	—
Repossessed consumer property	—	—	15	—	—
Total non-performing assets	$4,594	$1,039	$736	$1,017	$433
Restructured loans	$—	$55	$57	$734	$783
Total non-performing assets as a percentage of total assets	0.28%	0.11%	0.09%	0.15%	0.08%

For the year ended December 31, 2018, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $45,000.  Prior to non-accrual status, the amount of interest income included in net income for the year ended December 31, 2018 was $141,000 for these loans.

Real Estate Owned.  Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had two real estate owned properties as of December 31, 2018.

Restructured Loans. According to generally accepted accounting principles in the United States of America  (“U.S. GAAP”), the Company is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” or “TDR”.  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrowers that would not otherwise be considered.  The Company had no TDRs at December 31, 2018.

Other Assets Especially Mentioned. At December 31, 2018, there was $254,000 of loans with respect to which known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

In connection with the filing of periodic reports with the FDIC and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Company’s assets, at December 31, 2018, the Company had classified $8.0 million of assets as substandard. The $8.0 million of classified assets represented 4.4% of equity and 0.5% of total assets at December 31, 2018. The Company had $254,000 of assets classified as special mention at December 31, 2018, not included in classified assets reported above.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio. Ultimate losses may vary from these estimates. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. More complex loans, such as commercial real estate loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of net operating income and available cash flow and their possible impact on collateral values.

The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

The provision for loan losses was $1.5 million for the year ended December 31, 2018. The allowance for loan losses was $12.3 million, or 0.9% of gross loans receivable at December 31, 2018, as compared to $10.8 million, or 1.4% of gross loans receivable outstanding at December 31, 2017.  In accordance with acquisition accounting, loans acquired in the Anchor Acquisition were recorded at their estimated fair value, which resulted in a net discount to the contractual amounts of the loans, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisition. The recorded value of loans acquired in the Anchor Acquisition as of November 15, 2018 was $361.6 million, including $1.3 million of purchased credit impaired loans, and the fair value discount was $5.3 million, or 1.5% of the loans acquired.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects probable incurred loan losses in the loan portfolio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017 - Provision for Loan Losses” and Notes 1 and 4 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	December 31,
	2018			2017			2016			2015			2014
		Percent			Percent			Percent			Percent			Percent
		of			of			of			of			of
		loan			loan			loan			loan			loan
		balance	Allowance		balance	Allowance		balance	Allowance		balance	Allowance		balance	Allowance
		in each	for loan		in each	for loan		in each	for loan		in each	for loan		in each	for loan
		category	losses by		category	losses by		category	losses by		category	losses by		category	losses by
	Loan	to	loan	Loan	to	loan	Loan	to	loan	Loan	to	loan	Loan	to	loan
(Dollars in thousands)	balance	total loans	category	balance	total loans	category	balance	total loans	category	balance	total loans	category	balance	total loans	category
Allocated at end of year to:
Real estate loans
Commercial	$74,039	5.58%	$985	$63,611	8.22%	$868	$55,871	9.23%	$708	$50,034	9.78%	$514	$42,970	10.90%	$559
Construction and development	196,815	14.84	2,677	143,068	18.50	2,146	94,462	15.60	1,273	80,806	15.80	1,157	57,813	14.67	675
Home equity	27,295	2.06	320	25,289	3.27	263	20,081	3.32	244	16,540	3.24	222	15,737	3.99	187
One-to-four-family	194,343	14.65	1,288	163,655	21.16	1,004	124,009	20.48	947	102,921	20.13	770	46,801	11.87	303
Multi-family	49,125	3.71	491	44,451	5.75	489	37,527	6.20	375	22,223	4.35	211	16,201	4.11	143
Total real estate loans	541,617	40.84	5,761	440,074	56.90	4,770	331,950	54.83	3,547	272,524	53.30	2,874	179,522	45.54	1,867

Consumer loans
Indirect home improvement	167,793	12.65	2,220	130,176	16.83	1,807	107,759	17.80	1,404	103,064	20.16	1,157	99,304	25.19	1,146
Solar	44,433	3.35	511	41,049	5.31	567	36,503	6.03	407	29,226	5.72	299	18,162	4.61	137
Marine	57,822	4.36	586	35,397	4.58	405	28,549	4.71	229	23,851	4.66	192	16,713	4.24	108
Other consumer	2,012	0.15	34	2,046	0.26	35	1,915	0.32	42	2,181	0.43	33	2,628	0.66	40
Total consumer loans	272,060	20.51	3,351	208,668	26.98	2,814	174,726	28.86	2,082	158,322	30.97	1,681	136,807	34.70	1,431

Commercial business loans
Commercial and industrial	119,910	9.04	2,435	83,306	10.77	1,531	65,841	10.88	2,297	59,619	11.66	1,035	55,624	14.11	849
Warehouse lending	65,756	4.96	756	41,397	5.35	483	32,898	5.43	378	20,817	4.07	361	22,257	5.65	340
Total commercial business loans	185,666	14.00	3,191	124,703	16.12	2,014	98,739	16.31	2,675	80,436	15.73	1,396	77,881	19.76	1,189

Anchor Acquisition loans at fair value	326,895	24.65	—	—	—	—	—	—	—	—	—	—	—	—	—
Unallocated reserve	—	—	46	—	—	1,158	—	—	1,907	—	—	1,834	—	—	1,603
Total	$1,326,238	100.00%	$12,349	$773,445	100.00%	$10,756	$605,415	100.00%	$10,211	$511,282	100.00%	$7,785	$394,210	100.00%	$6,090

The following table sets forth an analysis of the allowance for loan losses at the dates and or the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance at beginning of year	$10,756	$10,211	$7,785	$6,090	$5,092
Charge-offs:
Real estate loans
Commercial	—	—	—	191	120
Home equity	4	65	65	57	94
Total real estate loans	4	65	65	248	214
Consumer loans
Indirect home improvement	701	652	822	1,265	1,341
Solar	198	129	50	92	—
Marine	35	23	81	63	15
Other consumer	2	28	49	46	51
Total consumer loans	936	832	1,002	1,466	1,407
Commercial business loans
Commercial and industrial	—	33	—	40	75
Total commercial business loans	—	33	—	40	75
Total charge-offs	940	930	1,067	1,754	1,696
Recoveries:
Real estate loans
Commercial	—	—	—	191	—
Home equity	20	35	68	33	80
One-to-four-family	22	—	48	—	104
Total real estate loans	42	35	116	224	184
Consumer loans
Indirect home improvement	804	610	780	870	630
Solar	104	1	—	—	—
Marine	17	27	29	33	13
Other consumer	22	42	81	56	65
Total consumer loans	947	680	890	959	708
Commercial business loans
Commercial and industrial	4	10	87	16	2
Total commercial business loans	4	10	87	16	2
Total recoveries	993	725	1,093	1,199	894

Net (recoveries) charge-offs	(53)	205	(26)	555	802
Additions charged to operations	1,540	750	2,400	2,250	1,800
Balance at end of year	$12,349	$10,756	$10,211	$7,785	$6,090
Net charge-offs to average loans outstanding	—%	0.03%	—%	0.11%	0.24%
Net (recoveries) charge-offs to average non-performing assets	(1.90)%	23.10%	(3.00)%	76.55%	44.04%
Allowance as a percentage of non-performing loans	317.13%	1,035.23%	1,416.23%	765.49%	1,406.47%
Allowance as a percentage of gross loans receivable (end of year)	0.93%	1.39%	1.69%	1.52%	1.54%

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

As a member of the FHLB of Des Moines, the Bank had $9.9 million in stock at December 31, 2018. For the year ended December 31, 2018, the Bank received $379,000 in dividends.

The table below sets forth information regarding the composition of the securities portfolio and other investments at the dates indicated. At December 31, 2018, the securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. agency securities	$16,052	$15,887	$9,077	$9,115	$8,150	$8,068
Corporate securities	7,074	6,865	7,113	7,026	7,654	7,500
Municipal bonds	14,446	14,194	12,720	12,786	15,183	15,264
Mortgage-backed securities	45,827	44,836	40,161	39,734	45,856	45,195
U.S. Small Business Administration securities	15,690	15,423	14,014	13,819	5,862	5,848
Total securities available-for-sale	$99,089	$97,205	$83,085	$82,480	$82,705	$81,875

The composition and contractual maturities of the investment portfolio at December 31 2018, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
Securities available-for-sale
U.S. agency securities	$1,043	2.62%	$10,011	3.47%	$4,998	3.39%	$16,052	3.39%	$15,887
Corporate securities	6,077	2.72	997	2.59	—	—	7,074	2.70	6,865
Municipal bonds	2,659	2.64	2,610	2.91	9,177	2.58	14,446	2.65	14,194
Mortgage-backed securities	1,238	1.75	17,039	2.89	27,550	2.62	45,827	2.69	44,836
U.S. Small Business Administration securities	—	—	13,828	2.62	1,862	2.76	15,690	2.64	15,423
Total securities available-for-sale	$11,017	2.58%	$44,485	2.93%	$43,587	2.70%	$99,089	2.79%	$97,205

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

The Company’s deposit composition reflects a mixture with certificates of deposit accounting for 38.0% of the total deposits at December 31, 2018, and interest and noninterest-bearing checking, savings and 1,000 accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company also had $116.7 million of brokered deposits, or 9.2% of total deposits at December 31, 2018.  As a wholesale funding alternative, brokered deposits have competitive rates that are comparable to FHLB borrowings and local certificates of deposit.

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

The following table sets forth total deposit activities for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2018		2017	2016
Beginning balance	$829,842		$712,593	$485,178
Net deposits before interest credited	437,056	(1)(2)	113,329	224,161	(1)
Interest credited	7,321		3,920	3,254
Ending balance	$1,274,219		$829,842	$712,593

Net increase in deposits	$444,377		$117,249	$227,415
Percent increase	53.55%		16.45%	46.87%

_______________________

(1)

On January 22, 2016, the Company purchased four retail bank branches from Bank of America, N.A (the “Branch Purchase”) and acquired approximately $186.4 million in deposits. At December 31, 2018, approximately $120.0 million of the acquired deposits remained with the Bank. These branches also attracted new deposits. At December 31, 2018, they had an aggregated total of $251.4 million in deposits, including public funds.

(2)	On November 15, 2018, the Company completed the Anchor Acquisition and acquired approximately $357.9 million in deposits.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs the Company offered at the dates indicated.

	December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits
Noninterest-bearing checking	$221,107	17.35%	$177,739	21.42%
Interest-bearing checking	151,103	11.86	119,872	14.45
Savings	122,344	9.60	72,082	8.69
Money market	282,595	22.18	228,742	27.56
Escrow accounts related to mortgages serviced	13,425	1.05	9,151	1.10
Total transaction and savings deposits	790,574	62.04	607,586	73.22
Certificates
0.00 - 1.99%	188,049	14.76	207,485	25.00
2.00 - 3.99%	295,596	23.20	14,701	1.77
4.00% and greater	—	—	70	0.01
Total certificates	483,645	37.96	222,256	26.78
Total deposits	$1,274,219	100.00%	$829,842	100.00%

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2018.

	Rate
	0.00 -	2.00 -		Percent
(Dollars in thousands)	1.99%	3.99%	Total	of Total
Certificate accounts maturing in quarter ending:
March 31, 2019	$18,952	$44,175	$63,127	13.05%
June 30, 2019	24,146	20,039	44,185	9.14
September 30, 2019	43,307	48,926	92,233	19.07
December 31, 2019	31,067	60,210	91,277	18.87
March 31, 2020	18,981	51,189	70,170	14.51
June 30, 2020	6,408	9,141	15,549	3.22
September 30, 2020	16,408	10,246	26,654	5.51
December 31, 2020	3,754	950	4,704	0.97
March 31, 2021	6,415	55	6,470	1.34
June 30, 2021	5,350	10,031	15,381	3.18
September 30, 2021	5,705	265	5,970	1.23
December 31, 2021	2,807	6,649	9,456	1.96
Thereafter	4,749	33,720	38,469	7.95
Total	$188,049	$295,596	$483,645	100.00%
Percent of total	38.89%	61.11%	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2018. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
		Over	Over
	3 Months	3 to 6	6 to 12	Over
(In thousands)	or Less	Months	Months	12 Months	Total
Certificates of deposit of less than $100,000(1)	$42,562	$23,080	$103,184	$74,367	$243,193
Certificates of deposit of $100,000 to less than $250,000	6,425	13,168	59,381	75,121	154,095
Certificates of deposit of $250,000 and over	14,140	7,937	20,945	43,335	86,357
Total certificates of deposit	$63,127	$44,185	$183,510	$192,823	$483,645

__________________________

(1)	Includes $116.7 million of brokered deposits at December 31, 2018.

The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco (“Federal Reserve Bank”). Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. At December 31, 2018, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded the reserve requirements.

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

As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of $262.9 million at December 31, 2018.  Outstanding advances from the FHLB of Des Moines totaled $137.1 million at December 31, 2018.

At December 31, 2018, the Bank had no outstanding borrowings and $127.7 million additional short-term borrowing capacity with the Federal Reserve Bank. The Bank also had an aggregate of $51.0 million in unsecured Fed Funds lines of credit with other financial institutions of which none was outstanding at December 31, 2018.

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

The following tables set forth information regarding both long- and short-term borrowings.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Maximum balance:
Federal Home Loan Bank advances and Fed Funds	$180,025	$70,419	$98,769
Federal Reserve Bank	$—	$1,000	$1,000
Fed Funds lines of credit	$21,016	$17,501	$6,000
Subordinated note	$10,000	$10,000	$10,000
Average balances:
Federal Home Loan Bank advances and Fed Funds	$96,044	$25,635	$26,259
Federal Reserve Bank	$—	$3	$3
Fed Funds lines of credit	$5,286	$876	$16
Subordinated note (excluding unamortized debt issuance cost)	$10,000	$10,000	$10,000
Weighted average interest rate:
Federal Home Loan Bank advances and Fed Funds	2.02%	1.26%	0.98%
Federal Reserve Bank	—%	1.75%	1.00%
Fed Funds lines of credit	1.93%	1.30%	0.77%
Subordinated note (excluding unamortized debt issuance cost)	6.50%	6.50%	6.50%

	At December 31,
(Dollars in thousands)	2018	2017	2016
Balance outstanding at end of year:
Federal Home Loan Bank advances	$137,149	$7,529	$12,670

Weighted average interest rate of:
Federal Home Loan Bank advances, at end of year	2.38%	1.34%	1.24%

Subsidiary and Other Activities

The Company has one active subsidiary, the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary at December 31, 2018.

Competition

The Company faces strong competition in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies, mortgage bankers, and more recently, financial technology (or “FinTech”) companies. Other savings institutions, commercial banks, credit unions, finance, and FinTech companies provide vigorous competition in consumer lending, including indirect lending. Commercial business competition is primarily from local commercial banks. The Company competes by delivering high-quality, personal service to customers that result in a high level of customer satisfaction.

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

The Company attracts deposits through the branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds, FinTech companies, and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, at June 30, 2018, 1st Security Bank of Washington’s share of aggregate deposits in the market area consisting of the seven counties where the Company has branches was less than one percent.

Employees

At December 31, 2018, the Company had 424 full-time equivalent employees. Company employees are not represented by any collective bargaining group. The Company considers employee relations to be good.

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Executive Officers. The following table sets forth information with respect to the executive officers of the Company and the Bank.

Name	Age (1)	Position with FS Bancorp, Inc.	Position with 1st Security Bank of Washington
Joseph C. Adams	59	Director and	Director and
		Chief Executive Officer	Chief Executive Officer

Matthew D. Mullet	40	Chief Financial Officer,	Chief Financial Officer and Chief Operating Officer
		Treasurer and Secretary

Robert B. Fuller	59	Chief Credit Officer	Chief Credit Officer

Dennis V. O’Leary	51		Chief Lending Officer

Erin Burr	41		Executive Vice President, Chief Risk Officer and CRA Officer

Vickie Jarman	41		Executive Vice President, Chief Human Resources Officer/WOW! Officer

Donn C. Costa	57		Executive Vice President, Home Lending Production

Debbie L. Steck	59		Executive Vice President, Home Lending Operations

Kelli B. Nielsen	47		Executive Vice President, Retail Banking and Marketing

___________________________

(1) At December 31, 2018.

Joseph C. Adams, age 59, is a director and has been the Chief Executive Officer of 1st Security Bank of Washington since July 2004. He joined 1st Security Bank of Washington in April 2003 as its Chief Financial Officer, when the Bank was Washington’s Credit Union. Mr. Adams also served as Supervisory Committee Chairperson from 1993 to 1999. Mr. Adams is a lawyer having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director, Regulatory Affairs. Mr. Adams received a Master’s Degree equivalent from the Pacific Coast Banking School. Mr. Adams’ legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank of Washington, bring a special knowledge of the financial, economic, and regulatory challenges faced by the Bank which makes him well suited to educate the Board on these matters.

Matthew D. Mullet, age 40, joined 1st Security Bank of Washington in July 2011 and was appointed Chief Financial Officer in September 2011 and Chief Operating Officer in January 2018. Mr. Mullet started his banking career in June 2000 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks, where he worked until October 2004. From October 2004 until August 2010, Mr. Mullet was employed at Golf Savings Bank, Mountlake Terrace, WA, where he served in several financial capacities, including as Chief Financial Officer from May 2007 until August 2010. In August 2010, Golf Savings Bank was merged with Sterling Savings Bank, where

Mr. Mullet held the position as Senior Vice President of the Home Loan Division until resigning and commencing work at 1st Security Bank of Washington.

Robert B. Fuller, age 59, joined 1st Security Bank of Washington as Chief Credit Officer in September of 2013. Prior to his employment with the Bank, Mr. Fuller served as Chief Financial Officer/Chief Credit Officer for Blueprint Capital, REIT in 2013, Chief Credit Officer for Core Business Bank during 2012, and Plaza Bank during 2011, and in credit administration at Golf Savings Bank/Sterling Bank during 2009 and 2010. Mr. Fuller also served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer for Golf Savings Bank from March 2001 to September 2006 and was a member of the integration team for the Golf sale to Sterling Savings Bank. Mr. Fuller started his banking career at US Bank of Washington’s mid-market production team and has over 30 years of banking experience.

Dennis V. O’Leary,  age 51, joined 1st Security Bank of Washington as Senior Vice President - Consumer, Small Business and Construction Lending in August 2011 and currently holds the position of Chief Lending Officer. Prior to his employment with the Bank, Mr. O’Leary previously was employed by Sterling Savings Bank from July 2006 until August 2011 as Senior Vice President and Puget Sound Regional Director of the residential construction lending division. Sterling Savings Bank acquired Golf Savings Bank in 2006 where Mr. O’Leary had served as Executive Vice President, Commercial Real Estate Lending, having previously served in various senior lending positions at Golf Savings Bank since June 1985.

Erin Burr, age 41, joined 1st Security Bank of Washington in January 2009 and became the Enterprise Risk Manager in 2012.  She was appointed Chief Risk Officer in April 2018.  Ms. Burr started her banking career in July 1999 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks where she worked until May 2006.  From May 2006 until December 2008, Ms. Burr served as senior underwriter for Builders Capital Mortgage.  Ms. Burr became the CRA Officer in January 2010.  As the Bank’s CRA Officer, she enjoys building relationships with non-profit groups that benefit the communities in which we serve.  As the Chief Risk Officer, she uses her regulatory background to help promote and build risk awareness culture throughout the Bank.

Vickie Jarman, age 41, has been a 1st Security Bank of Washington teammate since 2002.  Prior to becoming the Chief Human Resources Officer/WOW! Officer in April 2018, she worked in our indirect lending department.  In 2011, Ms. Jarman became the Director of WOW! and focused on corporate culture.  Since 2012, she has overseen Human Resources, Payroll, Benefits, and Recruiting, as well as continuing her work on corporate culture and core values.  Ms. Jarman ensures that as the organization evolves, core values continue to reflect the personal principles that all employees stand behind and are held accountable.

Donn C. Costa, age 57, Executive Vice President, Home Lending, joined 1st Security Bank of Washington   in October 2011 as Senior Vice President, Home Lending. He previously held the position of Executive Vice President at Sterling Savings Bank, Mountlake Terrace, Washington after the merger with Golf Savings Bank in August 2009, and held the position of Executive Vice President at Golf Savings Bank, Mountlake Terrace, Washington since 2006. With more than 30 years of home lending experience, Mr. Costa began as a loan officer at Lomas and Nettleton Mortgage Company in Mountlake Terrace in 1986.

Debbie L. Steck, age 59, Executive Vice President, Home Lending Operations, joined 1st Security Bank of Washington in September 2011. Prior to her employment at the Bank, she served as Chief Operating Officer and Vice President at Sterling Savings Bank after the merger with Golf Savings Bank in August 2009, and held that position with Golf Savings Bank for several years prior to that. Ms. Steck has over 30 years of experience in the mortgage industry. She currently serves on the Board of Directors for the Everett Gospel Mission.

Kelli B. Nielsen, age 47, Executive Vice President, Retail Banking and Marketing, joined 1st Security Bank of Washington in June 2016. Prior to her employment at the Bank, she served as Senior Vice President of Retail Banking and Marketing at Sound Community Bank and prior to that, Ms. Nielsen was Vice President, Sales and Service Manager of Retail Banking at Cascade Bank and its acquirer Opus Bank. Ms. Nielsen has 27 years of experience in the banking industry and started her banking career at Seafirst Bank and Bank of America.

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

The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of the Dodd-Frank Act. Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, as an institution with less than $10 billion in assets, 1st Security Bank of Washington is subject to consumer protection regulations issued by the CFPB, supervision and enforcement of its compliance with consumer financial protection laws and regulations is conducted by the FDIC and the DFI.

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

In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.

The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion.  The Federal Reserve made this change which became effective on August 30, 2018. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

Federal and State Enforcement Authority and Actions. As part of its supervisory authority over Washington-chartered savings banks, the DFI may initiate enforcement proceedings to obtain a consent order to cease-and-desist against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions under its jurisdiction for similar reasons and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Both these agencies may utilize less formal supervisory tools to address their concerns about the condition, operations or compliance status of a savings bank.

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

Insurance of Accounts and Regulation by the FDIC. Through the DIF, the FDIC insures deposit accounts in 1st Security Bank of Washington up to $250,000 per separately insured per separately insured deposit ownership right or category. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended December 31, 2018, were $517,000. Those premiums have been reduced in recent years due to management’s focus on asset quality, risk management, and growing capital levels.

The FDIC’s deposit insurance assessments are based on the assessment base for a bank, which is equal to its total average consolidated assets less average tangible capital. Based on the current reserve ratio of the DIF, FDIC assessment rates applicable to 1st  Security Bank range from three basis points to 30 basis points, subject to certain adjustments where applicable for unsecured debt issued by the institution, brokered deposits, and unsecured debt of other FDIC-insured institutions.  Under current regulations, if the reserve ratio becomes equal to, or greater than 2.0% and less than 2.5%, the assessment rates are scheduled to range from two basis points to 28 basis points (subject to adjustments as described above), and further reductions in rates may occur if the reserve ratio increases to 2.5% or more.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as 1st Security Bank of Washington. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation established in 1987 to recapitalize a predecessor deposit insurance fund. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in 2019 through 2021. This payment is assessed quarterly at an annualized rate applied to assessable assets. During 2018, the rate was 3.85%.  The FDIC may terminate the deposit insurance of any insured depository institution, including 1st Security Bank of Washington, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily under certain circumstances. Management is aware of no existing circumstances which would result in termination of 1st Security Bank of Washington’s deposit insurance.

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

At December 31, 2018, 1st Security Bank of Washington was categorized as well capitalized under the prompt corrective action regulations of the FDIC. For additional information, see “Capital Requirements” below and Note 14 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10‑K.

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

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

In addition to the minimum capital requirements, a capital conservation buffer must be maintained by 1st Security Bank of Washington which consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer requirement was phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, increasing each year until fully phased in on January 1, 2019.

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

At December 31, 2018, 1st Security Bank of Washington met the requirements to be well capitalized and met the fully phased in capital conservation buffer requirement. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for well capitalized institutions. The Bank’s actual capital ratios at December 31, 2018 and 2017 are presented in the following tables:

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
	Ratio	Ratio	Ratio	Ratio
At December 31, 2018
Total risk-based capital
(to risk-weighted assets)	13.52%	8.00%	9.88%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	12.62%	6.00%	7.88%	8.00%
Tier 1 leverage capital
(to average assets)	10.67%	4.00%	N/A	5.00%
CET1 capital
(to risk-weighted assets)	12.62%	4.50%	6.38%	6.50%

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
	Ratio	Ratio	Ratio	Ratio
At December 31, 2017
Total risk-based capital
(to risk-weighted assets)	16.25%	8.00%	9.25%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	15.00%	6.00%	7.25%	8.00%
Tier 1 leverage capital
(to average assets)	12.61%	4.00%	N/A	5.00%
CET1 capital
(to risk-weighted assets)	15.00%	4.50%	5.75%	6.50%

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

The FASB has adopted a new accounting standard for U.S. GAAP that will be effective for us for our first fiscal year beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL.  For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

For a complete description of the Bank’s required and actual capital levels on December 31, 2018, see Note 14 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10‑K.

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

Federal Home Loan Bank System. The FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from a FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, members are required to purchase stock equal to 4.0% of advances. That stock may be redeemed if advances are paid down.  See “Business - Deposit Activities and Other Sources of Funds - Debt.” At December 31, 2018, 1st Security Bank of Washington had $9.9 million in FHLB of Des Moines stock, which was in compliance with this requirement.

The FHLB pays dividends quarterly, and 1st Security Bank of Washington received $379,000 in dividends during the year ended December 31, 2018.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

Total reported loans for construction, land development and other land represent 100% or more of the Bank’s total regulatory capital; or

Total commercial real estate loans (as defined in the guidance) represent 300% or more of the Bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2018, 1st Security Bank of Washington’s aggregate recorded loan balances for construction, land development and land loans were 131.2% of regulatory capital. In addition, at December 31, 2018, 1st Security Bank of Washington’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 300.0% of regulatory capital.

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

Dividends. Dividends from 1st Security Bank of Washington constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank of Washington to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank of Washington may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank of Washington’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank of Washington, without the approval of the Director of the DFI. The Bank paid $1.4 million in dividends to the holding company in 2018.

The amount of dividends actually paid during any one period will be strongly affected by 1st Security Bank of Washington’s policy of maintaining a strong capital position. Federal law further limits and can prohibit dividends when an institution does not meet the capital conservation buffer requirement and provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

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

Community Reinvestment Act. 1st Security Bank of Washington is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, and in connection with certain applications by a bank holding company, such as bank acquisitions. 1st Security Bank of Washington received a “satisfactory” rating during its most recent CRA examination.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. At December 31, 2018, 1st Security Bank of Washington’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Regulatory Capital Requirements. As discussed above, pursuant to the Act, effective August 30, 2018, bank holding companies with less than $3 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to 1st Security Bank of Washington. At the time of this change, FS Bancorp was considered “well capitalized” (as defined for a bank holding company), and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level.

The Company’s regulatory capital amounts and ratios at December 31, 2018 are presented in the following table.

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018
Total risk-based capital
(to risk-weighted assets)	$185,636	13.32%	$111,493	8.00%	$137,694	9.88%	$139,366	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$172,988	12.41%	$83,620	6.00%	$109,820	7.88%	$111,493	8.00%
Tier 1 leverage capital
(to average assets)	$172,988	12.07%	$57,317	4.00%	$—	N/A	$71,647	5.00%
CET1 capital
(to risk-weighted assets)	$172,988	12.41%	$62,715	4.50%	$88,846	6.38%	$90,588	6.50%

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

TAXATION

Federal Taxation

General. FS Bancorp and 1st Security Bank of Washington are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank of Washington is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2015, and income tax returns have not been audited for the past seven years, 2012 to 2018.  On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduced the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018.

FS Bancorp files a consolidated federal income tax return with 1st Security Bank of Washington. Accordingly, any cash distributions made by FS Bancorp to its shareholders would be considered to be taxable dividends and not as a non‑taxable return of capital to shareholders for federal and state tax purposes. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

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

Our primary market areas are in the Puget Sound region of Washington and Kitsap, Clallam, Jefferson, Grays Harbor, Thurston, Lewis, and Benton counties. Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies, and inflation, all of which are beyond our control. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. A decline in the economies of the counties in which we operate could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

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

Our consumer loans accounted for $275.5 million, or 20.8% of our total gross loan portfolio as of December 31, 2018, of which $167.8 million (60.9% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $57.8 million (21.0% of total consumer loans) consisted of marine loans secured by boats, $44.4 million (16.1% of total consumer loans) consisted of solar loans, and $5.4 million (2.0% of total consumer loans) consisted of other consumer loans, which includes personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for our loan losses, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.

Most of our consumer loans are originated indirectly by or through third parties, which presents greater risk than our direct lending products which involves direct contact between us and the borrower. Unlike a direct loan where the borrower makes an application directly to us, in these loans the dealer, who has a direct financial interest in the loan transaction, assists the borrower in preparing the loan application. Although we disburse the loan proceeds directly to the dealer upon receipt of a “completion certificate” signed by the borrower, because we do not have direct contact with the borrower, these loans may be more susceptible to a material misstatement on the loan application or having the loan proceeds being misused by the borrower or the dealer. In addition, if the work is not properly performed, the borrower may cease payment on the loan until the problem is rectified. Although we file a UCC-2 financing statement to perfect the security interest in the personal property collateral for most fixture and solar loans, there are no guarantees on our ability to collect on that security interest or that the repossessed collateral for a defaulted fixture or solar loan will provide an adequate source of repayment for the outstanding loan given the limited stand-alone value of the collateral.

Indirect home improvement, marine, and solar loans totaled $270.0 million, or 20.4% of our total gross loan portfolio at December 31, 2018, and are originated through a network of 162 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, and Arizona. At December 31, 2018, the Company had $60.5 million of these types of loans to borrowers residing in California. Adverse economic conditions in California, including an increase in the level of unemployment, or a decline in real estate values could adversely affect the ability of these borrowers to make loan payments to us.

In addition, we rely on 10 dealers for a majority, or 54.1% of our loan volume so the loss of one of these dealers can have a significant effect on our loan origination volume. See “Item 1. Business - Lending Activities - Consumer Lending” and “- Asset Quality.”

Our business could suffer if we are unsuccessful in making, continuing, and growing relationships with home improvement contractors and dealers.

Our indirect home improvement lending, which is the largest component of our consumer loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of 162 active contractors and dealers with businesses located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona, with approximately 10 contractors/dealers responsible for more than half of this loan volume. Indirect home improvement and solar loans totaled $212.2 million, or 16.0% of our total gross loan portfolio, at December 31, 2018, reflecting approximately 16,000 loans with an average balance of approximately $13,000.

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

At December 31, 2018, our loan portfolio included $309.4 million of commercial real estate and multi-family real estate loans, or 23.3% of our total gross loan portfolio, compared to $108.1 million, or 14.0%, at December 31, 2017. We have been increasing and intend to continue to increase, subject to market demand, the origination of commercial and multi-family real estate loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.

Our focus on these types of loans will increase the risk profile relative to traditional one-to-four-family lenders as we continue to implement our business strategy. Although commercial and multi-family real estate loans are intended to enhance the average yield of the earning assets, they do involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with one-to-four-family loans for a number of reasons. Among other factors, these loans involve larger balances to a single borrower or groups of related borrowers. Since commercial real estate and multi-family real estate loans generally have large balances, if we make any errors in judgment in the collectability of these loans, we may need to significantly increase the provision for loan losses since any resulting charge‑offs will be larger on a per loan basis. Consequently, this could materially adversely affect our future earnings.

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

At December 31, 2018, our commercial business loan portfolio included commercial and industrial loans of $138.7 million, or 10.5%, and warehouse lending of $65.8 million, or 5.0%, of our total gross loan portfolio compared to commercial and industrial loans of $83.3 million, or 10.8%, and warehouse lending of $41.4 million, or 5.3% at December 31, 2017.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Our commercial and industrial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable and collateral securing these loans may fluctuate in value.  This collateral may consist of equipment, inventory, accounts receivable, or other business assets.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid, and may fluctuate in value based on the specific type of business and equipment.  As a result, the availability of funds for the repayment of commercial and industrial business loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower. For additional information related to the risks of warehouse lending, see “Our residential mortgage warehouse lending and construction warehouse lending programs are subject to various risks that could adversely impact our results of operations and financial condition.”

We continue to expand residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2018, construction and development loans totaled $247.3 million, or 18.7% of our total gross loan portfolio (excluding $76.9 million of undisbursed construction loan commitments), of which $196.5 million were for residential real estate projects. This compares to construction and development loans of $143.1 million, or 18.5% of our total loan portfolio at December 31, 2017, or an increase of 72.3% during the past year. In addition to these construction and development loans, the Company had nine commercial note-secured lines of credit to residential construction re-lenders with combined commitments of $87.0 million, and an outstanding balance of $61.4 million at December 31, 2018. Construction financing is generally considered to involve a higher degree of credit risk than longer term financing on improved, owner-occupied real estate.

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

Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser’s borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.  At December 31, 2018, outstanding construction and development loans totaled $247.3 million of which $140.6 million was comprised of speculative one-to-four-family construction loans and $13.7 million of land acquisition and development loans. Approximately $9.3 million of our residential construction loans at December 31, 2018 were made to finance the custom construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase. Total committed, including unfunded construction and development loans at December 31, 2018 was $331.7 million. Loans on land under development or held for future construction pose additional risks because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. No real estate construction and development loans were non-performing at December 31, 2018. A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.

Our construction warehouse lending and residential mortgage warehouse lending programs are subject to various risks that could adversely impact our results of operations and financial condition.

Our commercial construction warehouse lending program provides lines secured by notes on residential construction loans and typically guaranteed by principals with experience in construction lending. At December 31, 2018, the Company had $87.0 million in approved commercial construction warehouse lending lines for nine companies. The commitments range from $5.0 million to $24.0 million. At December 31, 2018, there was $61.4 million outstanding, compared to $84.7 million approved in commercial warehouse lending lines for nine companies with $34.0 million outstanding at December 31, 2017. The underlying collateral risks associated with our commercial construction warehouse lines are similar to the risks related to our residential construction and development loans.

The Company also has residential mortgage warehouse lending program that focuses on four Pacific Northwest mortgage banking companies. Short-term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principle shareholder(s) of the mortgage banking company. Because these loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down our outstanding loan before being dispersed to the mortgage bank, interest rate fluctuation is also a key risk factor affecting repayment. At December 31, 2018, we had approved residential warehouse lending lines in varying amounts from $4.0 million to $8.0 million with each of the four companies, for an aggregate amount of $23.0 million. During the year ended December 31, 2018, we processed approximately 740 loans and funded approximately $275.4 million under this program. Our residential mortgage warehouse related gross revenues totaled $360.9 million for the year ended December 31, 2018.

At December 31, 2018, there was $4.4 million in residential warehouse lines outstanding, compared to $7.4 million outstanding at December 31, 2017.  See “We continue to expand residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.”

There are numerous risks associated with residential mortgage warehouse lending, which include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of these mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under the warehouse line of credit, due to changes in interest rates during the time in warehouse, (iv) unsalable or impaired mortgage loans originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker, and (v) the volatility of mortgage loan originations.

Additionally, the impact of interest rates on our residential mortgage warehouse lending business can be significant. Changes in interest rates can impact the number of residential mortgages originated and initially funded under our residential mortgage warehouse lines of credit and thus our residential mortgage warehouse related revenues and may also impact repayment of our commercial construction warehouse lines.  A decline in mortgage rates generally increases the demand for mortgage loans. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be originated.  In addition, because our residential warehouse lending balances are contingent upon residential mortgage lending activity, changes in the residential real estate market nationwide can also lead to wide fluctuations of balances in this lending product, materially impacting both interest and non-interest income. Further, residential warehouse lending period-end balances are generally higher than the average balance during the period due to increased mortgage activity that occurs at the end of a month, which can significantly impact the Company's reported capital ratios.

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

Based on factor (i) mentioned above, we have concluded that we have a concentration in commercial real estate lending because our total reported loans for construction, land development, and other land at December 31, 2018 represent 100% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Our lending limit may limit growth.

The Board of Directors has implemented a policy lending limit that it believes matches the Washington State legal lending limit. Our policy limits loans to one borrower and the borrower’s related entities to 20% of our unimpaired capital and surplus, or $39.1 million at December 31, 2018. Management has adopted an internal lending limit of a maximum of 80% of the Bank’s legal lending limit for risk mitigation purposes and all loans over this limit require approval from the AQC. These amounts are less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our lending limit from doing business with us. The lending limit also impacts the efficiency of our commercial lending operation because it tends to lower the average loan size, which means a higher number of transactions have to be generated to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms that are considered favorable.

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

In the past several years, as a result of government actions and other economic factors related to the economic downturn, interest rates have been at historically low levels. In December 2018, the Federal Reserve slightly increased the targeted Fed Funds rate by 25 basis points for the fourth time within a year and indicated further increases may occur during 2019 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, refinancing activity typically declines and new home purchases may be negatively impacted. To the extent that market interest rates increase in the future, our ability to originate mortgage loans held for sale may decrease, resulting in fewer loans that are available to be sold to investors. This would adversely affect our ability to generate mortgage revenues, and consequently noninterest income. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.

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

While conditions in the housing and real estate markets and economic conditions in our market areas have recently improved, if slow economic conditions return or real estate values and sales deteriorate, we may experience higher delinquencies and credit losses. As a result, we could be required to increase our provision for loan losses and to charge-

off additional loans in the future. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan and lease losses.

We maintain our allowance for loan losses at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio and market environment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review loans and our historical loss and delinquency experience and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additional provisions for loan losses to replenish the allowance for loan losses. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or may also otherwise also require an increase in our provision for loan losses.

In addition, the FASB has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us for our first fiscal year after December 15, 2019. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.  For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Our allowance for loan losses was 0.9% of total gross loans, and 317.1% of non-performing loans at December 31, 2018, compared to 1.4% of total gross loans, and 1,035.2% of non-performing loans at December 31, 2017. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.

The unseasoned nature of our commercial business, commercial construction, and commercial real estate portfolios may result in difficulties in judging collectability, which may lead to additional provisions or charge-offs, which would reduce our profits.

As a result of our rapid growth, a significant portion of our loan portfolio at any given time is of relatively recent origin.  Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” During the period from January 1, 2012 through December 31, 2018, we originated $1.38 billion of commercial loans, including loans in process, with an outstanding balance of $809.6 million, at December 31, 2018. As a result, a significant portion of the portfolio is relatively unseasoned and some borrowers may not have had sufficient time to perform to properly indicate the magnitude of potential losses. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2018, $249.4 million, or 18.8% of our total loan portfolio was secured by first liens on one-to-four-family residential loans and our home equity lines of credit totaled $40.3 million, or 3.0% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which our loans are concentrated may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A decline in economic conditions or in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. In addition, residential loans with high combined loan-to-value ratios will be more sensitive to the fluctuation of property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.

We may be adversely affected by recent changes in U.S. tax laws.

Changes in tax laws contained in the Tax Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) limitations on interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense, and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease which could adversely affect our business and loan growth. The value of the properties securing loans in our loan portfolio may also be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2018, $126.1 million, or 9.5% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. Furthermore, some of our non-owner occupied commercial loan borrowers have more than one loan outstanding with us. At December 31, 2018, we had 17 non-owner occupied commercial multi-loan relationships, the largest of which had a combined outstanding balance of $10.7 million, with an aggregate outstanding balance of $54.0 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied commercial real estate loan.

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

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Our securities portfolio may be negatively impacted by fluctuations in market value, changes in the tax code, and interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. At December 31, 2018, the fair value of our securities portfolio was approximately $97.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and limited investor demand.  Our securities portfolio is evaluated quarterly for other-than-temporary impairment (“OTTI”). The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our financial condition and results of operations.

The valuation of our investment securities also is influenced by additional external market and other factors, including implementation of SEC and FASB guidance on fair value accounting, default rates on residential mortgage securities, changes in the tax code and rating agency actions.  Accordingly, there can be no assurance that future declines in the market value of our private label mortgage backed securities or other investment securities will not result in OTTI of these assets and lead to accounting charges that could have an adverse effect on our results of operations.

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

If 1st Security Bank of Washington is unable to integrate the combined operations successfully, its business and earnings may be negatively affected.

The Anchor Acquisition involves the integration of companies that have previously operated independently. Successful integration of Anchor Bank's operations will depend primarily on the Bank's ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. No assurance can be given that the Bank will be able to integrate its post-acquisition operations without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the ongoing business of the Bank or Anchor Bank or possible inconsistencies in standards, controls, procedures and policies. Anticipated economic benefits of the acquisition are projected to come from various areas that the Bank's management has identified through the due diligence and integration planning process. The elimination and consolidation of duplicate tasks are projected to result in annual cost savings. If the Bank has difficulties with the integration, it might not fully achieve the economic benefits it expects to result from the acquisition. In addition, the Bank may experience greater than expected costs or difficulties relating to the integration of the business of Anchor Bank, and/or may not realize expected cost savings from the acquisition within the expected time frame.  The required accounting treatment of loans we acquire through acquisitions including purchase credit impaired loans could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under U.S. GAAP, we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods. The recorded value of loans acquired in the Anchor Acquisition was $361.6 million, including $1.3 million of purchased credit impaired loans and the fair value discount was $5.3 million, or 1.5% of the loans acquired.

Our inability to manage our growth or deploy assets profitably could harm our business and decrease our overall profitability, which may cause our stock price to decline.

Our assets and deposit base have grown substantially in recent years, and we anticipate that we will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to manage multiple aspects of the business simultaneously, including among other things: (i) improve existing and implement new transaction processing, operational and financial systems, procedures and controls; (ii) maintain effective credit scoring and underwriting guidelines; (iii) maintain sufficient levels of regulatory capital; and (iv) expand our employee base and train and manage this growing employee base. In addition, to the extent we acquire other banks and or bank branches, asset pools or deposits we may have to manage additional risks such as exposure to potential asset quality issues, disruption to our normal business activities, and diversion of management’s time and attention due to integration and conversion efforts. If we are unable to manage growth effectively or execute integration efforts properly, we may not be able to achieve the anticipated benefits of growth, and our business, financial condition, and results of operations could be adversely affected.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  The Federal Reserve has steadily increased the targeted federal funds rate over the last three fiscal years to 2.50% at December 31, 2018.  The Federal Reserve could make additional increases in interest rates during 2019 subject to economic conditions. If the Federal Reserve increases the targeted federal funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  In a changing interest rate environment, we may not be able to manage this risk effectively.  If we are unable to manage interest rate risk effectively, our business, financial condition, and results of operations could be materially affected.

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

A sustained increase in market interest rates could adversely affect our earnings.  As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At December 31, 2018, we had $290.8 million in certificates of deposit that mature within one year and $790.6 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized servicing rights. At December 31, 2018, we serviced $1.19 billion of loans sold to third parties, and the servicing rights associated with such loans had an amortized cost of $10.4 million and an estimated fair value, at that date, of $14.6 million. Because the estimated life and estimated income to be derived from servicing the underlying loans generally increase with rising interest rates and decrease with falling interest rates, the value of servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.

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

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2018, and the test concluded that recorded goodwill was not impaired.  Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price.  Our evaluation of the fair value of goodwill involves a substantial amount of judgment.  If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

We may experience decreases in the fair value of our mortgage servicing rights, which could reduce our earnings.

Mortgage servicing rights (“MSRs”) are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At December 31, 2018, our MSRs totaled $10.4   million.  MSRs are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The fair market value of the servicing rights’ assets was $14.6 million at December 31, 2018. On a quarterly basis, we evaluate the fair value of MSRs for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Our methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.  For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2018, our non-performing assets (which consist of  non-accruing loans, accruing loans 90 days or more past due, and other real estate owned (“OREO”)) were $4.6 million, or 0.28% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	We do not record interest income on non-accrual loans, except on a cash basis when the collectability of the principal is not in doubt.
•	We must provide for probable loan losses through a current period charge to the provision for loan losses.
•	Non-interest expense increases when we must write down the value of properties in our OREO portfolio to reflect changing market values.
•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance costs related to our OREO.
•	The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, mortgage banking finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. A number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms from FinTech companies, as well as automated retirement and investment service providers. Technology has also lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints, may have lower cost structures, and due to their size, may be able to achieve economies of scale resulting in their ability to offer a broader range of products and services, as well as better pricing for those products and services than we can.  Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

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

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.

The significant federal and state banking regulations that affect us are described under the heading “Item 1. Business - How we are Regulated” of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.

These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Additionally, actions by regulatory agencies or significant litigation against us and may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.  We cannot predict what restrictions may be imposed upon us with future legislation.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  At some point, we may need to raise additional capital or issue additional debt to support our growth or replenish future losses. Our ability to raise additional capital or issue additional debt depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Such borrowings or additional capital, if sought, may not be available to us or, if available, may not be on favorable terms.

 Accordingly, we cannot make assurances that we will be able to raise additional capital or issue additional debt if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital or issue additional debt when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

The Company’s ability to pay dividends and make subordinated debt payments is subject to the ability of the Bank to make capital distributions to the Company.

The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects.  At December 31, 2018, FS Bancorp, Inc. had $7.0 million in unrestricted cash to support dividend and debt payments.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts and related regulations require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts and beneficial owners of accounts. Failure to comply with these regulations could result in fines or sanctions. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Our operations rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us.

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service, attacks, misuse, computer viruses, malware, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services, or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The Board of Directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze, and control the types of risk to which we are subject to.  These risks include, among others, liquidity, credit, market, interest rate, operational, legal and compliance, and reputational risk.  Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. We also maintain a compliance program to identify measure, assess, and report on our adherence to applicable laws, policies, and procedures.  While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate risk under all circumstances,  or that it will adequately mitigate any risk or loss to us.  However, as with any risk management framework, there are inherent limitations to our risk management strategies as they may exist, or develop in the future, including risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially adversely affected. We may also be subject to potentially adverse regulatory consequences.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2018, the Company had two main administrative offices, one free-standing ATM, five stand-alone loan production offices, and 21 full-service bank branches with an aggregate net book value of $29.1 million. The following table sets forth certain information concerning the properties at December 31, 2018. For additional information see Note 6 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K. In the opinion of management, the facilities are adequate and suitable for the Company’s needs.

	Square	Owned or	Lease	Net Book Value at
Location	Footage	Leased	Expiration Date	December 31, 2018(1)
				(In thousands)
Aberdeen (Administrative)	7,410	Owned		$1,004
100 West First
Aberdeen, WA 98520

Aberdeen	17,550	Owned		$2,555
120 N. Broadway
Aberdeen, WA 98520

Capitol Hill (Banking and Home Lending)	5,100	Leased	December 2022 (2)	$350
614 Broadway East
Seattle, WA 98102

Centralia	3,000	Owned		$657
604 S. Tower
Centralia, WA 98531

Edmonds	2,474	Owned		$1,161
620 Edmonds Way
Edmonds, WA 98020

Elma	2,252	Owned		$414
216 S. Third St
Elma, WA 98541

Hadlock	1,755	Owned		$405
10 Old Oak Bay Rd
Hadlock, WA 98339

Kingston (ATM)	50	Leased	December 2021 (3)	$80
8215 NE State Hwy 104
Kingston, WA 98346

Lacey	13,505	Owned		4,450
601 Woodland Square Loop SE
Lacey, WA 98503

Lynnwood	3,000	Leased	June 2020 (2)	$42
19002 33rd Ave W
Lynnwood, WA 98036

Mill Creek (Banking and Home Lending)	2,894	Leased	April 2020 (2)	$147
15224 Main St, Suite 105
Mill Creek, WA 98012

Montesano	2,125	Owned		$775
301 Pioneer Ave E
Montesano, WA 98563

Mountlake Terrace (Administrative)	39,535	Owned		$7,125

6920 220th St SW
Mountlake Terrace, WA 98043

Mountlake Terrace (Lending)	9,980	Leased	July 2027 (2)	$442
6100 219th St SW, Suite 400
Mountlake Terrace, WA 98043

Ocean Shores	2,550	Owned		$488
795 Pt. Brown Ave NW
Ocean Shores, WA 98569

Olympia	1,882	Owned		$663
2610 Harrison Ave W
Olympia, WA 98502

Overlake	2,331	Leased	May 2021 (5)	$29
14808 NE 24th St, Suite D
Redmond, WA 98052

Port Angeles	2,267	Owned (6)		$1,344
134 W 8th St
Port Angeles, WA 98362

Port Townsend (Banking and Home Lending)	10,157	Leased	September 2019 (4)	$96
734 Water St
Port Townsend, WA 98368

Poulsbo (Banking and Home Lending)	3,498	Owned		$2,650
21650 Market Place
Poulsbo, WA 98370

Puyallup	9,980	Leased	July 2027 (2)	$1,182
307 W Stewart St
Puyallup, WA 98371

Puyallup	3,027	Leased	November 2019	$49
10514 156th St E, Bldg B4, Suite 106
Puyallup, WA 98374

Sequim	8,866	Owned		$1,678
114 S Sequim Ave
Sequim, WA 98382

Silverdale	3,340	Leased	March 2023 (3)	$445
10574 Silverdale Way NW
Silverdale, WA 98383

Westport	3,850	Owned		$646
915 N. Montesano
Westport, WA 98595

Bellevue Home Lending	4,068	Leased	March 2023 (5)	$2
1110 112th Ave NE, Suite 310
Bellevue, WA 98004

Everett Home Lending	3,020	Leased	December 2021 (5)	$112
2825 Colby Ave, Suite 205
Everett, WA 98201

Port Orchard Home Lending	1,000	Leased		$19
450 Port Orchard Blvd, Suite 300
Port Orchard, WA 98366

Puyallup Home Lending	3,389	Leased	June 2019 (5)	$17
2910 S Meridian, Suite 180
Puyallup, WA 98373

Tri-Cities Home Lending	5,477	Leased	March 2020 (2)	$83

8486 West Gage Blvd, Suite A
Kennewick, WA 99336

_________________________

(1)	Net book value includes investment in premises, equipment and leaseholds.
(2)	Lease provides for two five-year renewal options.
(3)	Lease provides for three five-year renewal options.
(4)	Lease provides for 17 five-year renewal options.
(5)	Lease provides for one five-year renewal option.
(6)	Lease on the parking lot expired February 2018, month-to-month basis thereafter.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Company at December 31, 2018 was $841,000.  Management has a business continuity plan in place with respect to the data processing system, as well as the Company’s operations as a whole.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.”  At December 31, 2018, there were 4,492,478 shares of common stock issued and outstanding and approximately 180 shareholders of record based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers.

Common shares outstanding of 4,371,294 were calculated using shares outstanding at December 31, 2018, of 4,492,478, less 43,421 restricted stock shares, and 77,763 unallocated ESOP shares. Common shares of 3,539,626 were calculated using shares outstanding at December 31, 2017, of 3,680,152 less 36,842 restricted stock shares, and 103,684 unallocated ESOP shares.

1st Security Bank of Washington is a wholly-owned subsidiary of FS Bancorp. Under federal regulations, the dollar amount of dividends 1st Security Bank of Washington may pay to FS Bancorp depends upon its capital position and recent net income. Generally, if 1st Security Bank of Washington satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by state law and FDIC regulations. See “Item 1. Business - How We Are Regulated - Regulation of 1st Security Bank of Washington - Dividends” and “Regulation and Supervision of FS Bancorp - Restrictions on Dividends and Stock Repurchases.”

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

Stock Repurchases.  There were no stock repurchases by the Company during the quarter ended December 31, 2018.

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ S&P 500 Index (U.S. Stock), SNL U.S. Bank NASDAQ Index, and the SNL Thrift Index. Total return assumes the reinvestment of all dividends and that the value of common stock and bank index was $100 on December 31, 2013.

Total Return Performance
350
300
250
200
150
100
50
Index Value
FS Bancorp, Inc.
S&P 500 Index
SNL Bank $1B-$5B Index
SNL Thrift $1B-$5B Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

Source: SNL Financial LC, Charlottesville, VA

Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/2018
FS Bancorp, Inc.	100.00	107.85	155.47	217.99	334.07	265.07
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
SNL Bank $1B-$5B	100.00	104.56	117.04	168.38	179.51	157.27
SNL Thrift $1B-$5B	100.00	108.18	126.98	173.07	175.30	121.98

Item 6. Selected Financial Data

The following table sets forth certain information concerning the Company’s consolidated financial position and results of operations at and for the dates indicated and have been derived from the audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	At December 31,
(In thousands)	2018	2017	2016	2015	2014
Selected Financial Condition Data:
Total assets	$1,621,644	$981,783	$827,926	$677,561	$509,754
Loans receivable, net(1)	1,312,519	761,558	593,317	502,535	387,174
Loans held for sale, at fair value	51,195	53,463	52,553	44,925	25,983
Securities available-for-sale, at fair value	97,205	82,480	81,875	55,217	48,744
FHLB stock, at cost	9,887	2,871	2,719	4,551	1,650
Deposits	1,274,219	829,842	712,593	485,178	420,444
Borrowings	137,149	7,529	12,670	98,769	17,034
Subordinated note, net	9,865	9,845	9,825	9,805	—
Total stockholders’ equity	180,038	122,002	81,033	75,340	65,836

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Selected Operations Data:
Total interest and dividend income	$62,326	$46,181	$38,020	$31,707	$24,842
Total interest expense	10,228	4,933	4,163	3,658	2,702
Net interest income	52,098	41,248	33,857	28,049	22,140
Provision for loan losses	1,540	750	2,400	2,250	1,800
Net interest income after provision for loan losses	50,558	40,498	31,457	25,799	20,340
Service charges and fee income	3,233	3,548	3,391	1,977	1,762
Bargain purchase gain	7,414	—	—	—	—
Gain on sale of loans	14,861	17,985	19,058	14,672	7,577
Loss on disposed fixed assets	(71)	—	—	—	(9)
Gain (loss) on sale of investment securities	171	380	146	76	(41)
Gain on sale of mortgage servicing rights	—	1,062	—	—	—
Earnings on cash surrender value of Bank Owned Life Insurance	413	274	282	216	187
Other noninterest income	829	825	692	652	557
Total noninterest income	26,850	24,074	23,569	17,593	10,033
Total noninterest expense	48,838	43,993	38,923	29,643	23,902
Income before provision for income taxes	28,570	20,579	16,103	13,749	6,471
Provision for income taxes	4,223	6,494	5,604	4,873	1,931
Net income	$24,347	$14,085	$10,499	$8,876	$4,540

___________________________

(1)	Net of allowances for loan losses, loans in process and deferred loan costs, fees, premiums, and discounts.

	At or For the
	Year Ended December 31,
Selected Financial Ratios and Other Data	2018		2017	2016	2015	2014
Performance ratios:
Return on assets (ratio of net income to average total assets)	2.07%		1.53%	1.31%	1.52%	1.00%
Return on equity (ratio of net income to average equity)	18.15		14.80	13.84	12.73	7.19
Yield on average interest-earning assets	5.52		5.21	4.97	5.67	5.74
Rate paid on average interest-bearing liabilities	1.22		0.76	0.74	0.83	0.80
Net interest rate spread	4.30		4.45	4.23	4.84	4.94
Net interest margin(1)	4.61		4.65	4.43	5.01	5.12
Operating expense to average total assets	4.16		4.76	4.87	5.07	5.27
Average interest-earning assets to average
interest-bearing liabilities	134.60		136.88	135.96	127.09	128.30
Efficiency ratio(2)	61.86		67.35	67.78	64.95	74.29
Margin on loans sold (3)	2.42		2.50	2.64	2.58	2.31
Asset quality ratios:
Non-performing assets to total assets at end of period(4)	0.28%		0.11%	0.09%	0.15%	0.08%
Non-performing loans to total gross loans(5)	0.29		0.13	0.12	0.20	0.11
Allowance for loan losses to non-performing loans(5)	317.13		1,035.23	1,416.23	765.49	1,406.47
Allowance for loan losses to gross loans receivable	0.93		1.39	1.69	1.52	1.54
Capital ratios:
Equity to total assets at end of period	11.10%		12.43%	9.79%	11.12%	12.92%
Average equity to average assets	11.42		10.30	9.49	11.94	13.92
Other data:
Number of full service offices	21		11	11	7	7
Full-time equivalent employees	424		326	306	239	209
Net income per common share:
Basic	$6.58		$4.55	$3.63	$2.98	$1.52
Diluted	$6.29		$4.28	$3.51	$2.93	$1.52
Book values:
Book value per common share	$41.19	(10)	$34.47 (9)	$28.32 (8)	$25.18 (7)	$22.48 (6)

____________________________

(1)	Net interest income divided by average interest-earning assets.
(2)	Total noninterest expense as a percentage of net interest income and total other noninterest income.
(3)	Cash margins on loans sold net of deferred fees/costs.
(4)	Non-performing assets consists of non-performing loans (which include non-accruing loans and accruing loans more than 90 days past due), foreclosed real estate and other repossessed assets.
(5)	Non-performing loans consists of non-accruing loans and accruing loans more than 90 days past due.
(6)

Book value per common share was calculated using shares outstanding of 3,235,625 at December 31, 2014, less 125,105 shares of restricted stock, and unallocated employee stock ownership plan (“ESOP”) shares of 181,447.

(7)	Book value per common share was calculated using shares outstanding of 3,242,120 at December 31, 2015, less 94,684 shares of restricted stock, and unallocated ESOP shares of 155,526.
(8)	Book value per common share was calculated using shares outstanding of 3,059,503 at December 31, 2016, less 68,763 shares of restricted stock, and unallocated ESOP shares of 129,605.
(9)	Book value per common share was calculated using shares outstanding of 3,680,152 at December 31, 2017, less 36,842 shares of restricted stock, and unallocated ESOP shares of 103,684.
(10)	Book value per common share was calculated using shares outstanding of 4,492,478 at December 31, 2018, less 43,421 shares of restricted stock, and unallocated ESOP shares of 77,763.

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

The Company is relationship-driven delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and one loan production office located in the Tri-Cities, Washington. On November 15, 2018, the Company completed the Anchor Acquisition and acquired $357.9 million in deposits, $361.6 million in loans, and recorded a bargain purchase gain of $7.4 million based on financial information at that date. As a result of the Anchor Acquisition, Anchor’s shareholders received 725,518 shares of FS Bancorp common stock and $30.8 million in cash for total consideration paid of $64.6 million.  The Anchor Acquisition added nine full-service bank branches within the communities of Aberdeen, Centralia, Elma, Lacey, Montesano, Ocean Shores, Olympia, Puyallup, and Westport, Washington. The Anchor Acquisition expanded our Puget Sound-focused retail footprint and provided an opportunity to extend our unique brand of community banking into these communities. For additional details see Note 2 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Date.”

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including home improvement (“fixture secured”) loans and marine lending, and commercial business loans. As a result of our expanding lending channels, the Company experienced growth in warehouse lending as part of our business plan to diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio. At December 31, 2018, consumer loans represented 20.8% of the Company’s total gross loan portfolio, down from 27.0% at December 31, 2017, as real estate loan originations have increased at a faster pace than consumer loan originations during the year ended December 31, 2018.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $148.3 million, or approximately 7,600 loans during the year ended December 31, 2018, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona with 10 contractor/dealers responsible for 54.1% of the funded loans dollar volume. See “Item 1A. Risk Factors - Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers” of this Form 10‑K.

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

Recently, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory has resulted in our significantly increasing originations of construction loans for properties located in our market areas. We anticipate that construction and development lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction and development lending by concentrating our efforts on loans to builders and developers in our market areas known to us. Originations of construction and development loans increased to $208.0 million in 2018 from $123.3 million in 2017. These short-term loans typically mature in six to twelve months. In addition, the commitment is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term. At December 31, 2018, outstanding construction and development loans totaled $247.3 million, or 18.7%, of the gross loan portfolio and consisted of loans for residential and commercial construction projects, primarily for vertical construction and $16.7 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2018, was $333.2 million as compared to $222.0 million at December 31, 2017.

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

Fair Value. ASC 820, “Fair Value Measurements and Disclosures,” establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value.  Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).  See Note 15 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax assets and liabilities are temporary differences deductible or payable in future periods. The Company had a net deferred tax liability of $361,000 at December 31, 2018, and $607,000 at December 31, 2017.

Our Business and Operating Strategy and Goals

The Company’s primary objective is to operate 1st Security Bank of Washington as a well capitalized, profitable, independent, community-oriented financial institution, serving customers in its primary market area defined generally as the greater Puget Sound market area. The Company’s strategy is to provide innovative products and superior customer service to small businesses, industry and geographic niches, and individuals located in its primary market area.  Services are currently provided to communities through the main office and 21 full-service bank branches and are supported with 24/7 access to on-line banking and participation in a worldwide ATM network.

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

Maintaining strong asset quality.   The Company believes that strong asset quality is a key to long-term financial success. The percentage of non-performing loans to total gross loans and the percentage of non-performing assets to total assets were 0.3% at December 31, 2018 and 0.1% at December 31, 2017.  The Company has actively managed the delinquent loans and non-performing assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Company also began emphasizing consumer loan originations to borrowers with higher credit scores, generally credit scores over 720 (although the policy allows us to go lower), which has led to lower charge-offs in recent periods. Although the Company plans to place more emphasis on certain lending products, such as commercial and multi-family real estate loans, construction and development loans, including speculative residential construction loans, and commercial business loans, while growing the current size of the one-to-four-family residential mortgage loans and the consumer loan portfolios, the Company continues to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

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

Expanding the Company’s markets. In addition to deepening relationships with existing customers, the Company intends to expand business to new customers by leveraging the Company’s well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. The Company also intends to pursue expansion in other market areas through selective growth of the home lending network. As an example, through the Anchor Acquisition, the Company expanded its retail market area into the communities of Aberdeen, Centralia, Elma, Lacey, Montesano, Ocean Shores, Olympia, Puyallup, and Westport, Washington. See Note 2 of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Assets. Total assets increased $639.9 million, or 65.2%, to $1.62 billion at December 31, 2018, from $981.8 million at December 31, 2017, primarily the result of increases in loans receivable, net of $551.0 million, bank owned life insurance (“BOLI”) of $24.2 million, securities available-for-sale of $14.7 million, total cash and cash equivalents of $13.9 million, premises and equipment, net of $13.7 million, FHLB stock of $7.0 million, core deposit intangible, net of $4.9 million, certificates of deposit at other financial institutions of $4.0 million, servicing rights of $3.6 million, and accrued interest receivable of $2.2 million, partially offset by a decrease in loans held for sale of $2.3 million. These increases in assets were from a combination of organic growth and assets acquired in the Anchor Acquisition and were driven by deposit growth including organic growth, acquired deposits of $321.1 million, and wholesale funding growth including FHLB borrowings and brokered certificates of deposit.

Loans receivable, net, increased $551.0 million, or 72.3%, to $1.31 billion at December 31, 2018, from $761.6 million at December 31, 2017. The increase in loans receivable, net was primarily a result of a $406.2 million increase in total real estate loans, including increases in commercial real estate loans of $141.1 million, construction and development loans of $104.2 million, one-to-four-family loans of $85.7 million, multi-family loans of $60.2 million, and home equity loans of $15.0 million. Total commercial business loans increased $79.7 million, mostly due to an increase in commercial and industrial lending of $55.4 million, including purchases of $14.0 million in shared national credits and $9.7 million in U.S. Department of Agriculture loans.  Total consumer loans increased $66.8 million, reflecting primarily growth of $37.6 million in indirect home improvement loans and $22.4 million in marine loans.  The undisbursed portion of construction and development loans in process increased by $3.6 million to $76.9 million at December 31, 2018, as compared to $73.3 million at December 31, 2017.

The increase of $551.0 million in loans receivable, net mentioned above is attributed primarily to the loans acquired in the Anchor Acquisition of $328.2 million at December 31, 2018. These loans included commercial real estate of $131.0 million, one-to-four-family of $55.9 million, multi-family of $55.5 million, construction and development of $50.2 million, commercial business of $19.0 million, home equity of $13.1 million, and consumer loans of $3.4 million. Loans held for sale, consisting of one-to-four-family loans, decreased by $2.3 million, or 4.2%, to $51.2 million at December 31, 2018, compared to $53.5 million for the prior year primarily due to lower loan production. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes.

One-to-four-family originations, including $619.6 million loans held for sale, $85.2 million portfolio loans including first and second liens, and $7.1 million loans brokered to other institutions, decreased 12.3% to $712.0 million during the year ended December 31, 2018, compared to $812.1 million for the prior year. Originations of one-to-four-family loans to purchase a home (purchase production) decreased by $66.3 million, or 10.6% with $558.0 million in loan purchase production closing during the year ended December 31, 2018, down from $624.3 million for the year ended December 31, 2017.  One-to-four-family loan originations for refinance (refinance production) decreased $40.1 million, or 21.4% with $146.8 million in refinance production closing during the year ended December 31, 2018, down from $186.9 million for the year ended December 31, 2017.

The allowance for loan losses (“ALLL”) at December 31, 2018 was $12.3 million, or 0.9% of gross loans receivable, excluding loans held for sale, compared to $10.8 million, or 1.4% of gross loans receivable, excluding loans held for sale, at December 31, 2017. In accordance with acquisition accounting, loans acquired in the Anchor Acquisition were recorded at their estimated fair value, which resulted in a net discount to the contractual amounts of the loans, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the ALLL, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisition. The recorded value of loans acquired in the Anchor Acquisition was $361.6 million, including $1.3 million of purchased credit impaired loans, and the fair value discount was $5.3 million, or 1.5% of the loans acquired.  Substandard loans increased $1.5 million, or 23.4%, to $8.0 million at December 31, 2018, compared to $6.5 million at December 31, 2017. The $1.5 million increase in substandard loans was primarily due to the addition of $1.3 million of non-performing loans acquired in the Anchor Acquisition.  Non-performing loans, substantially all of which are non-accruing loans, increased $2.9 million, to $3.9 million at December 31, 2018, from $1.0 million at December 31, 2017.  At December 31, 2018, non-performing loans consisted of $1.8 million of residential real estate loans, $1.7 million of commercial business loans, and $428,000 of consumer loans.

Non-performing loans to total gross loans were 0.3% at December 31, 2018, compared to 0.1% at December 31, 2017. There were two other real estate owned properties totaling $689,000 at December 31, 2018, which were acquired in the Anchor Acquisition, as compared to none at December 31, 2017. See “Item 1. Business - Lending Activities - Asset Quality” of this Form 10‑K for additional information regarding the Company’s non-performing loans.

Liabilities. Total liabilities increased $581.8 million, or 67.7%, to $1.44 billion at December 31, 2018, from $859.8 million at December 31, 2017, primarily due to growth in deposits and borrowings. Deposits increased $444.4 million, or 53.5% to $1.27 billion at December 31, 2018, from $829.8 million at December 31, 2017. The majority of deposit growth occurred due to the deposits acquired from the Anchor Acquisition that resulted in growth in all categories of deposits. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $78.9 million, or 25.7%, to $385.6 million at December 31, 2018, from $306.8 million at December 31, 2017. Money market and savings accounts increased $104.1 million, or 34.6%, to $404.9 million at December 31, 2018, from $300.8 million at December 31, 2017. Time deposits increased $261.4 million, or 117.6%, to $483.6 million at December 31, 2018, from $222.3 million at December 31, 2017. Non-retail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds, increased $82.4 million, or 123.9%, to $148.9 million, at December 31, 2018, compared to $66.5 million at December 31, 2017. The $61.0 million year over year increase in non-retail CDs from $66.5 million at December 31, 2017, primarily reflects a $57.4 million increase in brokered CDs.  Management remains focused on growth in lower cost relationship-based deposits to fund long-term asset growth.

At December 31, 2018, borrowings increased $129.6 million, to $137.1 million from $7.5 million at December 31, 2017, primarily as a result of continued growth in real estate loans funded with FHLB borrowings and $36.7 million of FHLB advances assumed in the Anchor Acquisition.

Stockholders’ Equity. Total stockholders’ equity increased $58.0 million, or 47.6%, to $180.0 million at December 31, 2018, from $122.0 million at December 31, 2017.  The increase in stockholders’ equity was primarily due to an increase of $33.8 million in additional paid-in capital as a result of common stock issued in the Anchor Acquisition, and net income of $24.3 million.  Book value per common share was $41.19 at December 31, 2018, compared to $34.47 at December 31, 2017.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2018. Income and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31,	Year Ended December 31,
	2018	2018			2017			2016
		Average	Interest		Average	Interest		Average	Interest
	Yield/	Balance	Earned	Yield/	Balance	Earned	Yield/	Balance	Earned	Yield/
(Dollars in thousands)	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net and loans held for sale (1)	6.17%	$979,958	$58,616	5.98%	$749,179	$43,457	5.80%	$618,557	$35,772	5.78%
Mortgage-backed securities	2.60	49,065	1,190	2.43	46,178	996	2.16	38,515	793	2.06
Investment securities	2.94	49,850	1,391	2.79	41,534	1,000	2.41	41,378	895	2.16
FHLB stock	5.50	7,143	379	5.31	3,617	112	3.10	2,047	50	2.44
Interest-bearing deposits at other financial institutions	1.96	42,923	750	1.75	45,913	616	1.34	64,165	510	0.79
Total interest-earning assets	5.82%	1,128,939	62,326	5.52%	886,421	46,181	5.21%	764,662	38,020	4.97%

Interest-bearing liabilities:
Savings and money market	0.71%	310,913	2,055	0.66%	315,635	1,260	0.40%	280,660	1,019	0.36%
Interest-bearing checking	0.12	124,714	227	0.18	88,060	128	0.15	53,310	27	0.05
Certificates of deposit	2.02	295,439	5,039	1.71	207,446	2,532	1.22	192,347	2,208	1.15
Borrowings	2.41	97,788	2,228	2.28	26,608	334	1.26	26,278	226	0.86
Subordinated note	6.79	9,855	679	6.89	9,834	679	6.90	9,814	683	6.96
Total interest-bearing liabilities	1.42%	838,709	10,228	1.22%	647,583	4,933	0.76%	562,409	4,163	0.74%

Net interest income			$52,098			$41,248			$33,857
Net interest rate spread	4.41%			4.30%			4.45%			4.23%
Net earning assets		$290,230			$238,838			$202,253
Net interest margin	N/A			4.61%			4.65%			4.43%
Average interest-earning assets to average interest-bearing liabilities		134.60%			136.88%			135.96%

____________________________

(1)	The average loans receivable, net balances include non-accruing loans.

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

	Year Ended December 31, 2018 vs. 2017			Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable, net and loans held for sale(1)	$13,386	$1,773	$15,159	$7,554	$131	$7,685
Mortgage-backed securities	62	132	194	158	45	203
Investment securities	200	191	391	3	102	105
FHLB stock	109	158	267	38	24	62
Interest-bearing deposits at other financial institutions	(40)	174	134	(145)	251	106
Total interest-earning assets	$13,717	$2,428	$16,145	$7,608	$553	$8,161

Interest-bearing liabilities:
Savings and money market	$(19)	$814	$795	$127	$114	$241
Interest-bearing checking	53	46	99	18	83	101
Certificates of deposit	1,074	1,433	2,507	173	151	324
Borrowings	894	1,000	1,894	3	105	108
Subordinated note	1	(1)	—	1	(5)	(4)
Total interest-bearing liabilities	$2,003	$3,292	$5,295	$322	$448	$770

Net change in interest income			$10,850			$7,391

__________________________

(1)	The average loans receivable, net balances include non-accruing loans.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

General.  Net income for the year ended December 31, 2018, increased $10.3 million, or 72.9%, to $24.3 million, from $14.1 million for the year ended December 31, 2017. The increase in net income was primarily a result of a $16.1 million, or 35.0% increase in interest income, a $2.8 million increase in noninterest income, and a $2.3 million reduction in provision for income tax expense, partially offset by a $5.3 million, or 107.3% increase in interest expense, a $4.8 million increase in noninterest expense, and a $790,000 increase in the provision for loan losses.

Net Interest Income.  Net interest income increased $10.9 million, or 26.3%, to $52.1 million for the year ended December 31, 2018, from $41.2 million for the year ended December 31, 2017. The increase in net interest income was primarily attributable to a $15.2 million, or 34.9% increase in loan receivable interest income resulting from a $230.8 million increase in average loans receivable, net and loans held for sale over the last year, and a $986,000, or 36.2% increase in interest and dividends on investment securities, and cash and cash equivalents, partially offset by a $5.3 million or 107.3% increase in total interest expense.

The net interest margin (“NIM”) decreased four basis points to 4.61% for the year ended December 31, 2018, from 4.65% for the same period last year. The decrease in NIM was driven primarily by the significant growth in assets from the Anchor Acquisition along with higher cost market rate deposits and increased borrowing costs to fund loan growth.  The average cost of funds for total interest-bearing liabilities increased 46 basis points to 1.22% for the year ended December 31, 2018, from 0.76% for the year ended December 31, 2017.  This increase was predominantly due to the growth in time deposits and an increase in short-term overnight FHLB borrowing rates reflecting increases in the targeted federal funds rate.  Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income.  Interest income for the year ended December 31, 2018, increased $16.1 million, or 35.0%, to $62.3 million, from $46.2 million for the year ended December 31, 2017. The increase during the year was primarily attributable to an increase in the average balance of loans receivable, net and loans held for sale to $980.0 million for the year ended December 31, 2018, compared to $749.2 million for the year ended December 31, 2017, and a 31 basis point increase in the average yield on interest-earning assets to 5.52% during the year ended December 31, 2018, from 5.21% for the prior year. The increase in average yield on interest-earning assets compared to the prior year primarily reflects the growth in the loan portfolio and the proportionally larger level of loans in the average interest-earning asset mix. The average yield on loans receivable, net and loans held for sale increased to 5.98% during the year ended December 31, 2018, from 5.80% for the prior year.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$979,958	5.98%	$749,179	5.80%	$15,159
Mortgage-backed securities	49,065	2.43	46,178	2.16	194
Investment securities	49,850	2.79	41,534	2.41	391
FHLB stock	7,143	5.31	3,617	3.10	267
Interest-bearing deposits at other financial institutions	42,923	1.75	45,913	1.34	134
Total interest-earning assets	$1,128,939	5.52%	$886,421	5.21%	$16,145

___________________________

(1)	The average loans receivable, net balances include non-accruing loans.

Interest Expense.  Interest expense increased $5.3 million, or 107.3%, to $10.2 million for the year ended December 31, 2018, from $4.9 million for the prior year. The increase was primarily attributable to an increase in interest expense on deposits of $3.4 million, and an increase in interest on borrowings of $1.9 million. The average cost of funds for total interest-bearing liabilities increased 46 basis points to 1.22% for the year ended December 31, 2018, compared to 0.76% for the year ended December 31, 2017.  The average cost of deposits increased 26 basis points to 0.76% for the year ended December 31, 2018, compared to 0.50% for the year ended December 31, 2017, reflecting primarily the increase of time deposits and rising interest rates over the last year.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Average		Average		Increase in
	Balance		Balance		Interest
(Dollars in thousands)	Outstanding	Yield	Outstanding	Yield	Expense
Savings and money market	$310,913	0.66%	$315,635	0.40%	$795
Interest-bearing checking	124,714	0.18	88,060	0.15	99
Certificates of deposit	295,439	1.71	207,446	1.22	2,507
Borrowings	97,788	2.28	26,608	1.26	1,894
Subordinated note	9,855	6.89	9,834	6.90	—
Total interest-bearing liabilities	$838,709	1.22%	$647,583	0.76%	$5,295

Provision for Loan Losses.  The provision for loan losses was $1.5 million for the year ended December 31, 2018, compared to $750,000 for the year ended December 31, 2017. The increase in the provision was primarily due to organic loan growth. During the year ended December 31, 2018, net recoveries totaled $53,000 compared to net charge-offs of $205,000 during the year ended December 31, 2017.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2018 and 2017:

	At or For the Year Ended December 31,
(Dollars in thousands)	2018	2017
Provision for loan losses	$1,540	$750
Net (recoveries) charge-offs	$(53)	$205
Allowance for loan losses	$12,349	$10,756
Allowance for loan losses as a percentage of total gross loans receivable at the end of the year	0.9%	1.4%
Non-accrual and 90 days or more past due loans	$3,894	$1,039
Allowance for loan losses as a percentage of non-performing loans at end of year	317.1%	1,035.2%
Non-accrual and 90 days or more past due loans as a percentage of gross loans receivable at the end of the year	0.3%	0.1%
Total gross loans	$1,326,238	$773,445

Management considers the allowance for loan losses at December 31, 2018, to be adequate to cover estimated losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income increased $2.8 million, to $26.9 million for the year ended December 31, 2018, from $24.1 million for the year ended December 31, 2017. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31,		Increase/(Decrease)
(Dollars in thousands)	2018	2017	Amount	Percent
Service charges and fee income	$3,233	$3,548	$(315)	(8.9)%
Bargain purchase gain	7,414	—	7,414	100.0
Gain on sale of loans	14,861	17,985	(3,124)	(17.4)
Loss on disposed fixed assets	(71)	—	(71)	(100.0)
Gain on sale of investment securities	171	380	(209)	(55.0)
Gain on sale of mortgage servicing rights	—	1,062	(1,062)	(100.0)
Earnings on cash surrender value of BOLI	413	274	139	50.7
Other noninterest income	829	825	4	0.5
Total noninterest income	$26,850	$24,074	$2,776	11.5%

The increase during the period was primarily due to the bargain purchase gain of $7.4 million related to the Anchor Acquisition, partially offset by a decrease in gain on sale of loans of $3.1 million, no gain on sale of mortgage servicing rights in 2018 compared to $1.1 million in 2017, a $315,000 reduction in service charges and fee income, due in part to the sale of mortgage servicing rights in 2017, and a $209,000 reduction in gain on sale of investment securities. The reduction in the gain on sale of loans included a reduction in the favorable fair-value adjustment on derivative financial instruments (commitments to extend credit, commitments to sell loans, mortgage backed securities trades and option contracts) and reflects a reduction of gain on sale margins associated with the product mix in the Pacific Northwest.  The margin on loans sold decreased to 2.42% for the year ended December 31, 2018, from 2.50% a year ago. For the year ended December 31, 2018, we recorded a net loss of $702,000 for changes in the valuation of derivatives carried at fair value, compared to a net gain of $2.3 million for the year ended December 31, 2017, which are included in gain on sale of loans. These adjustments in fair value primarily reflect changes in loan volume and interest rate lock commitments issued as a result of subsequent changes in the level of market interest rates. See Note 17 of the Notes to Consolidated Financial Statements included in “Item 8, Financial Statements and Supplementary Data” of this Form 10‑K. During the year ended December 31, 2018, the Company originated $712.0 million of one-to-four-family consumer mortgages during 2018 and sold $623.6 million to secondary mortgage market investors, and $14.1 million to another financial institution, compared to sales of $718.0 million during the year ended December 31, 2017.

Noninterest Expense.  Noninterest expense increased $4.8 million, to $48.8 million for the year ended December 31, 2018, compared to $44.0 million for the year ended December 31, 2017. The following table provides an analysis of the changes in the components of noninterest expense:

			Increase
	Year Ended December 31,		(Decrease)
(Dollars in thousands)	2018	2017	Amount	Percent
Salaries and benefits	$28,538	$26,595	$1,943	7.3%
Operations	6,709	6,205	504	8.1
Occupancy	3,042	2,672	370	13.8
Data processing	2,870	2,521	349	13.8
OREO Expense	2	—	2	100.0
Loan costs	2,801	2,652	149	5.6
Professional and board fees	1,872	1,697	175	10.3
FDIC insurance	517	535	(18)	(3.4)
Marketing and advertising	747	716	31	4.3
Acquisition costs	1,389	—	1,389	100.0
Amortization of core deposit intangible	351	400	(49)	(12.3)
Total noninterest expense	$48,838	$43,993	$4,845	11.0%

At December 31, 2018, the Company employed 424 full-time equivalent employees compared to 326 at December 31, 2017 primarily due to the Anchor Acquisition and growth in our operations which, combined, increased our salaries and benefits expense by $1.9 million.  Other significant increases in noninterest expense were acquisition costs of $1.4 million related to the Anchor Acquisition as well as $504,000 in operations, $370,000 in occupancy expense, and $349,000 in data processing expense.  Included in salaries and benefits expense was a $1.1 million decrease in commissions and incentives reflecting lower one-to-four-family loan originations as a result of the impact of rising interest rates in 2018 and a reduction of homes available for sale in the Pacific Northwest.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 61.9% for the year ended December 31, 2018, compared to 67.4% for the year ended December 31, 2017. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate income.

Provision for Income Tax.  During the year ended December 31, 2018, the Company recorded a provision for income tax expense of $4.2 million compared to $6.5 million for the year ended December 31, 2017 reflecting both higher pre-tax income taxed at the reduced federal corporate income tax rate effective January 1, 2018 from the Tax Act and no tax benefit recognized in 2018 compared to a tax benefit recognized in 2017 as a result of the Tax Act. The Tax Act required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower federal corporate income tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the Company recognized $396,000 in tax benefit for the year ended December 31, 2017 due to a net deferred tax liability position. There was a net deferred tax liability of $361,000 and $607,000 at December 31, 2018 and 2017, respectively. The effective tax rate for the year ended December 31, 2018 was 14.8%, compared to 31.6% for the year ended December 31, 2017.  The tax benefit recognized in 2018 due to the impact of Accounting Standards Update 2016-09 was $484,000.

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

The purpose of the ALCO is to communicate, coordinate, and control asset/liability management consistent with the business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

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

The table presented below, as of December 31, 2018, is an analysis prepared for 1st Security Bank of Washington by Olson Research Associates, Inc. utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. No rates in the model are allowed to go below zero. Given that the current targeted Fed Funds rate is a range of 2.25% to 2.50%, a 300 basis point reduction in rates is not reported. The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur.

Change in	December 31, 2018
Interest	Net Interest Income
Rates in Basis Points	Amount	Change	Change
	(Dollars in thousands)
300bp	$56,318	$(7,748)	(12.09)%
200bp	59,460	(4,606)	(7.19)
100bp	62,137	(1,929)	(3.01)
0bp	64,066	—	—
(100)bp	65,307	1,241	1.94
(200)bp	63,447	(619)	(0.97)

In managing the assets/liability mix the Company typically places an equal emphasis on maximizing net interest margin and matching the interest rate sensitivity of the assets and liabilities. From time to time, however, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, the Company may place somewhat greater emphasis on maximizing net interest margin than on strict dollar for dollar categories matching the interest rate sensitivity of the assets and liabilities. Management also believes that the increased net income which may result from a prepayment assumption mismatch in the actual maturity or repricing of the asset and liability portfolios can, during periods of changing interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that 1st Security Bank of Washington’s level of interest rate risk is acceptable under this approach.

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

At December 31, 2018, the Bank’s total borrowing capacity was $262.9 million with the FHLB of Des Moines, with unused borrowing capacity of $120.0 million at that date. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At December 31, 2018, the Bank held approximately $355.5 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $127.7 million, and a combined credit limit of $51.0 million in written Fed Funds lines of credit through correspondent banking relationships as of December 31, 2018. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At December 31, 2018, the Bank held approximately $265.2 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At December 31, 2018, $137.1 million in FHLB advances and FHLB Fed Funds were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, and Fed Funds lines of credit. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $263.2 million as of December 31, 2018. Total brokered deposits as of December 31, 2018 were $116.7 million, or 9.2% of total deposits. Management utilizes brokered deposits to mitigate interest rate risk exposure where appropriate.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and Fed Funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2018, the approved outstanding loan commitments, including unused lines of credit, amounted to $295.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2018, totaled $290.8 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for the FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2018, FS Bancorp, Inc. had $7.0 million in unrestricted cash to meet liquidity needs.

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

A summary of off-balance sheet commitments to extend credit at December 31, 2018 was as follows:

(In thousands)
Off-balance sheet loan commitments:
Real estate secured (1)	$118,954
Commercial business loans	117,123
Home equity loans and lines of credit	41,204
Consumer loans	18,560
Total commitments to extend credit	$295,841

__________________________

(1)	Includes held for sale interest rate lock commitments.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2018, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at December 31, 2018, the Bank was considered to be well capitalized. At December 31, 2018, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 (“CET1”) capital ratios of 10.7%, 12.6%, 13.5%, and 12.6%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in Note 14 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2018, FS Bancorp would have exceeded all regulatory capital requirements.

The following table compares 1st Security Bank of Washington’s actual capital amounts at December 31, 2018, to its minimum regulatory capital requirements at that date:

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total risk-based capital
(to risk-weighted assets)	$188,472	13.52%	$111,493	8.00%	$137,694	9.88%	$139,366	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$175,824	12.62%	$83,620	6.00%	$109,820	7.88%	$111,493	8.00%
Tier 1 leverage capital
(to average assets)	$175,824	10.67%	$65,884	4.00%	—	N/A	$82,355	5.00%
CET1 capital
(to risk-weighted assets)	$175,824	12.62%	$62,715	4.50%	$88,846	6.38%	$90,588	6.50%

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

To the Board of Directors

FS Bancorp, Inc.

Mountlake Terrace, Washington

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A.  Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures my deteriorate.

/s/ Moss Adams LLP

Everett, Washington

March 15, 2019

We have served as the Company’s auditor since 2006.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(In thousands, except share data)

	December 31,	December 31,
ASSETS	2018	2017
Cash and due from banks	$9,408	$3,043
Interest-bearing deposits at other financial institutions	23,371	15,872
Total cash and cash equivalents	32,779	18,915
Certificates of deposit at other financial institutions	22,074	18,108
Securities available-for-sale, at fair value	97,205	82,480
Loans held for sale, at fair value	51,195	53,463
Loans receivable, net	1,312,519	761,558
Accrued interest receivable	5,761	3,566
Premises and equipment, net	29,110	15,458
Federal Home Loan Bank (“FHLB”) stock, at cost	9,887	2,871
Other real estate owned (“OREO”)	689	—
Bank owned life insurance (“BOLI”), net	34,485	10,328
Servicing rights, held at the lower of cost or fair value	10,429	6,795
Goodwill	2,312	2,312
Core deposit intangible, net	6,217	1,317
Other assets	6,982	4,612
TOTAL ASSETS	$1,621,644	$981,783
LIABILITIES
Deposits:
Noninterest-bearing accounts	$234,532	$186,890
Interest-bearing accounts	1,039,687	642,952
Total deposits	1,274,219	829,842
Borrowings	137,149	7,529
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(135)	(155)
Total subordinated note less unamortized debt issuance costs	9,865	9,845
Deferred tax liability, net	361	607
Other liabilities	20,012	11,958
Total liabilities	1,441,606	859,781
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 4,492,478 and 3,680,152 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	45	37
Additional paid-in capital	91,466	55,135
Retained earnings	90,854	68,422
Accumulated other comprehensive loss, net of tax	(1,479)	(475)
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(848)	(1,117)
Total stockholders’ equity	180,038	122,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,621,644	$981,783

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(In thousands, except earnings per share data)

	2018	2017
INTEREST INCOME
Loans receivable, including fees	$58,616	$43,457
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	3,710	2,724
Total interest and dividend income	62,326	46,181
INTEREST EXPENSE
Deposits	7,321	3,920
Borrowings	2,228	334
Subordinated note	679	679
Total interest expense	10,228	4,933
NET INTEREST INCOME	52,098	41,248
PROVISION FOR LOAN LOSSES	1,540	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	50,558	40,498
NONINTEREST INCOME
Service charges and fee income	3,233	3,548
Bargain purchase gain	7,414	—
Gain on sale of loans	14,861	17,985
Loss on disposed fixed assets	(71)	—
Gain on sale of investment securities	171	380
Gain on sale of mortgage servicing rights (“MSR”)	—	1,062
Earnings on cash surrender value of BOLI	413	274
Other noninterest income	829	825
Total noninterest income	26,850	24,074
NONINTEREST EXPENSE
Salaries and benefits	28,538	26,595
Operations	6,709	6,205
Occupancy	3,042	2,672
Data processing	2,870	2,521
OREO expenses	2	—
Loan costs	2,801	2,652
Professional and board fees	1,872	1,697
Federal Deposit Insurance Corporation (“FDIC”) insurance	517	535
Marketing and advertising	747	716
Acquisition costs	1,389	—
Amortization of core deposit intangible	351	400
Total noninterest expense	48,838	43,993
INCOME BEFORE PROVISION FOR INCOME TAXES	28,570	20,579
PROVISION FOR INCOME TAXES	4,223	6,494
NET INCOME	$24,347	$14,085
Basic earnings per share	$6.58	$4.55
Diluted earnings per share	$6.29	$4.28

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(In thousands)

	Year Ended
	December 31,
	2018	2017
Net Income	$24,347	$14,085
Other comprehensive (loss) income, before tax:
Securities available-for-sale:
Unrealized holding (loss) gain during year	(1,108)	605
Income tax benefit (provision) related to unrealized holding (loss) gain	238	(213)
Reclassification adjustment for realized gain included in net income	(171)	(380)
Income tax provision related to reclassification for realized gain	37	133
Other comprehensive (loss) income, net of tax	(1,004)	145
COMPREHENSIVE INCOME	$23,343	$14,230

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(In thousands, except share data)

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2017	3,059,503	$31	$27,334	$55,584	$(536)	$(1,380)	$81,033
Net income	—	$—	—	14,085	—	—	$14,085
Dividends paid ($0.43 per share)	—	$—	—	(1,331)	—	—	$(1,331)
Proceeds from public offering, net of expenses of $326,000	587,234	$6	25,612	—	—	—	$25,618
Share-based compensation	—	$—	634	—	—	—	$634
Common stock repurchased	(6,198)	$—	(275)	—	—	—	$(275)
Stock options exercised	39,613	$—	669	—	—	—	$669
Other comprehensive income, net of tax	—	$—	—	—	145	—	$145
ESOP shares allocated	—	$—	1,161	—	—	263	$1,424
Income tax rate differential	—	$—	—	84	(84)	—	$—
BALANCE, December 31, 2017	3,680,152	$37	$55,135	$68,422	$(475)	$(1,117)	$122,002

BALANCE, January 1, 2018	3,680,152	$37	$55,135	$68,422	$(475)	$(1,117)	$122,002
Net income	—	$—	—	24,347	—	—	$24,347
Dividends paid ($0.53 per share)	—	$—	—	(1,915)	—	—	$(1,915)
Share-based compensation	—	$—	767	—	—	—	$767
Restricted stock awards	25,000	$—	—	—	—	—	$—
Common stock issued	725,518	$7	33,759	—	—	—	$33,766
Common stock repurchased	(4,325)	$—	(251)	—	—	—	$(251)
Stock options exercised	66,133	$1	1,116	—	—	—	$1,117
Other comprehensive loss, net of tax	—	$—	—	—	(1,004)	—	$(1,004)
ESOP shares allocated	—	$—	940	—	—	269	$1,209
BALANCE, December 31, 2018	4,492,478	$45	$91,466	$90,854	$(1,479)	$(848)	$180,038

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(In thousands)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,347	$14,085
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,540	750
Depreciation, amortization and accretion	5,263	3,938
Compensation expense related to stock options and restricted stock awards	767	634
ESOP compensation expense for allocated shares	1,209	1,424
Benefit for deferred income taxes	(768)	(718)
Increase in cash surrender value of BOLI	(413)	(274)
Bargain purchase gain	(7,414)	—
Gain on sale of loans held for sale	(14,654)	(17,487)
Gain on sale of portfolio loans	(207)	(498)
Gain on sale of investment securities	(171)	(380)
Gain on sale of MSR	—	(1,062)
Loss on disposed fixed assets	71	—
Origination of loans held for sale	(619,632)	(698,504)
Proceeds from sale of loans held for sale	631,309	711,766
Changes in operating assets and liabilities
Accrued interest receivable	(2,156)	(1,042)
Other assets	2,862	1,256
Other liabilities	(516)	1,196
Net cash from operating activities	21,437	15,084
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	24,312	39,103
Maturities, prepayments, sales, and calls	10,243	7,580
Purchases	(31,309)	(47,271)
Maturities of certificates of deposit at other financial institutions	992	1,240
Purchase of certificates of deposit at other financial institutions	(4,960)	(4,102)
Loan originations and principal collections, net	(190,125)	(155,793)
Purchase of portfolio loans	(24,007)	(38,950)
Proceeds from sale of portfolio loans	17,952	25,120
Purchase of premises and equipment, net	(3,796)	(1,016)
Purchase of BOLI	(3,000)	—
Net change in FHLB stock, net	(7,016)	(152)
Net cash acquired from Anchor Acquisition	23,753	—
Proceeds from sale of MSR	—	4,827
Net cash used by investing activities	(186,961)	(169,414)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	87,566	117,249
Proceeds from borrowings	917,239	495,274
Repayments of borrowings	(824,368)	(500,415)
Dividends paid	(1,915)	(1,331)
Proceeds from stock options exercised	1,117	669
Common stock repurchased	(251)	(275)
Proceeds from issuance of common stock	—	25,618
Net cash from financing activities	179,388	136,789

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017 (Continued)

ble of Contents

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,864	(17,541)
CASH AND CASH EQUIVALENTS, beginning of year	18,915	36,456
CASH AND CASH EQUIVALENTS, end of year	$32,779	$18,915

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$10,098	$4,904
Income taxes	2,902	8,100
Anchor acquisition:
Assets acquired, excluding cash acquired	420,305	—
Liabilities assumed	402,878	—

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized (loss) gain on investment securities, net	(1,279)	225
Transfer portfolio loans to loans held for sale	—	1,886
Retention of gross mortgage servicing rights from loan sales	5,971	5,075
Additional paid-in-capital from common stock issued	$33,766	$—

See accompanying notes to these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -  FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the proposed holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 21 full-service bank branches, an administrative office that accepts deposits, and eight home loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, Clallam, and the newly added Grays Harbor, Thurston, and Lewis counties, and one home loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals.  The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

The Company expanded its footprint in 2018 through the recent merger and acquisition.  On November 15, 2018, the Company completed its acquisition of Anchor Bancorp (“Anchor”), pursuant to the Agreement and Plan of Merger dated as of July 17, 2018 (the “Merger Agreement”) by and between FS Bancorp and Anchor.  Under the terms of the Merger Agreement, Anchor merged with and into FS Bancorp (“Anchor Acquisition”), with FS Bancorp as the surviving corporation. Immediately after the Anchor Acquisition, FS Bancorp merged Anchor Bank, a wholly-owned subsidiary of Anchor, with and into 1st Security Bank of Washington, a wholly-owned subsidiary of FS Bancorp, with 1st Security Bank of Washington as the surviving bank. For additional information, see “Note 2 - Business Combination.”

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

Amounts presented in the consolidated financial statements and footnote tables are rounded and presented to the nearest thousands of dollars except per share amounts.  If the amounts are above $1.0 million, they are rounded one decimal point, and if they are above $1.0 billion, they are rounded two decimal points. Certain prior year amounts have been reclassified to conform to the 2018 presentation with no change to consolidated net income or stockholders’ equity previously reported.

Principles of Consolidation - The consolidated financial statements include the accounts of FS Bancorp, Inc. and its wholly owned subsidiary, 1st Security Bank of Washington. All material intercompany accounts have been eliminated in consolidation.

Segment Reporting - The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses.  The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment.  This process is dynamic and is based on management’s view of the Company’s operations.  See “Note 19 - Business Segments.”

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2018 for potential recognition or disclosure.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco (“FRB”) and have an original maturity of 90 days or less at the time of purchase. At times, cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  At December 31, 2018 and 2017, the Company had $25,000 and $15,000, respectively, of cash and due from banks and interest-bearing deposits at other financial institutions in excess of FDIC insured limits. Because the Company places these deposits with major financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to any deposits in excess of FDIC limits to be minimal.

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

Federal Home Loan Bank Stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain an investment in capital stock of the FHLB in an amount of $1.7 million and 4.0% of advances from the FHLB. The Bank’s required minimum level of investment in FHLB stock is based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2018 and 2017, the Bank’s minimum level of investment requirement in FHLB stock was $9.9 million and $2.9 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at December 31, 2018 and 2017.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at December 31, 2018 and 2017, respectively.

Loans Held for Sale - The Bank records all mortgage loans held-for-sale at fair value. Fair value is determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Origination fees and costs are recognized in earnings at the time of origination. Mortgage loans held for sale are sold with the mortgage service rights either released or retained by the Bank. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. All sales are made with limited recourse against the Company.

Other Real Estate Owned - Other real estate owned (“OREO”) consists of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at fair value less selling costs. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

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

Interest on loans is accrued daily based on the principal amount outstanding. Generally, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless they are well secured and in the process of collection. All interest accrued but not collected for loans that are placed on non-accrual status or charged off are reversed against interest income. Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are returned to accrual status when the loan is performing according to its contractual terms for at least six months and the collectability of principal and interest is no longer doubtful.

The Company charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to income, based on the interest method, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized net deferred loan origination fee is recognized in income at the time of repayment.

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

The Company follows the authoritative guidance issued related to accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is the Company’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.

Employee Stock Ownership Plan - Compensation expense recognized for the Company’s ESOP equals the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at the time and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders’ equity.

Earnings Per Share (“EPS”) - Basic EPS are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing basic and dilutive EPS, ESOP shares that have been committed to be released are outstanding and ESOP shares that have not been committed to be released shall not be considered outstanding.

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

Restricted Assets – Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2018 and 2017 were $17.4 million and $18.2 million, respectively, included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Marketing and Advertising Costs - The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $747,000 and $716,000 for the years ended December 31, 2018 and 2017, respectively.

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

Goodwill - Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Goodwill was not recorded until the first quarter of 2016 in recognition of the four retail branches purchased from Bank of America on January 22, 2016. Subsequent to initial recognition, the Company tests goodwill for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. There was no goodwill impairment at December 31, 2018 or 2017.

Application of New Accounting Guidance

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB’) Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively “ASC 606”),  which created Topic 606 and superseded Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of ASU No. 2014‑09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under past guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For financial reporting purposes, the Company utilized the modified retrospective approach, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank holding company, key revenue sources, such as interest income on loans, investment securities and deposits, as well as other sources of income including loan fees, security sales, and derivatives have been identified as out of the scope of this new guidance. Management conducted an assessment of the revenue streams that were affected by the new guidance and identified those considered material and in scope to ensure compliance with the new guidance concluding those related to credit and debit card fees, and service charges and fees on deposit accounts.  No additional changes to processes or procedures were identified for the recognition of revenues in scope. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.  However, additional disclosures required by the ASU have been included in “Note 15 - Revenue from Contracts with Customers” to the Company’s consolidated financial statements.

On January 1, 2018, the FASB issued ASU No. 2016‑01, Financial Instruments - Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance improves the recognition and measurement of financial instruments. This ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The adoption of ASU No. 2016-01 did not have a material impact on the Company’s consolidated financial statements. The disclosures to the Company’s consolidated financial statements have been updated appropriately using the exit price notion in “Note 15 - Fair Value of Financial Instruments.”

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). ASU No. 2016‑02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016‑02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. In July 2018, the FASB issued ASU No, 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  These ASUs contain clarifications to ASU 2016-02, including providing a new transition method in addition to the existing transition method contained in ASU No. 2016-02 to allow entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These amendments have the same effective date as ASU 2016-02. The effect of the adoption of these ASUs will depend on leases at time of adoption. The Company expects to adopt the new standard on January 1, 2019 and use the adoption date as the date of initial application.  Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effect will relate to the recognition of new right-of-use assets and lease liabilities on the Consolidated Balance Sheets of approximately $5.0 million at December 31, 2018 based on management’s estimate assuming early adoption.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all current expected credit losses (“CECL”) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of CECL. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. This standard requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses.  Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL.  For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The federal banking regulators (the Federal Reserve, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act (“Tax Act”) and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of December 31, 2018, the Company did not incur any adjustments to the provisional recognition.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as the earlier of the commitment date or date performance was completed. The amendments in this ASU require the awards to be measured at the grant-date fair value of the equity instrument.  ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, but no earlier than an entity's adoption of Topic 606.  The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's consolidated financial statements.

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

In August 2018, FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract.  The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software.  The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.  This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The amendments in this ASU should be applied either retrospectively to all implementation costs incurred after the date of adoption.  Adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2018, FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting.  In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) swap rate, and the OSI Rate based on the Fed Funds Effective Rate. ASU 2018-16 adds the OIS Rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate hedging strategies for both risk management and hedge accounting purposes.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - BUSINESS COMBINATION

On November 15, 2018, the Company completed its acquisition of Anchor Bancorp, pursuant to the Agreement and Plan of Merger dated as of July 17, 2018 by and between FS Bancorp and Anchor.  Under the terms of the Merger Agreement, Anchor merged with and into FS Bancorp, with FS Bancorp as the surviving corporation. Immediately after the Anchor Acquisition, FS Bancorp merged Anchor Bank, a wholly-owned subsidiary of Anchor, with and into 1st Security Bank of Washington, a wholly-owned subsidiary of FS Bancorp, with 1st Security Bank of Washington as the surviving bank.  Anchor’s principal business activities prior to the acquisition were attracting retail deposits from the general public and utilizing those deposits to originate loans including one-to-four-family residences, commercial real estate, and multi-family residences located in Western Washington.  Anchor’s principal lending activity had consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four-family residences and loans for the construction of one-to-four-family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. The primary objective for the acquisition was to significantly expand FS Bancorp’s presence throughout Western Washington, increase nonmaturity deposits, and offer additional banking and lending products to former Anchor customers as well as new customers.

The Anchor Acquisition was accounted for under the acquisition method of accounting and accordingly, the assets and liabilities were recorded at their fair values on November 15, 2018, the date of acquisition. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values become available.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

	Acquired Book	Fair Value		Amount
November 15, 2018	Value	Adjustments		Recorded
Assets
Cash and cash equivalents	$54,558	$—		$54,558
Securities available-for-sale	19,609	(54)		19,555
Loans receivable, net	361,596	(5,321)	(1)	356,275
Premises and equipment, net	8,411	3,354	(2)	11,765
Other real estate owned	689	—		689
Deferred tax asset	4,097	(3,358)		739
Mortgage servicing rights	218	564		782
Core deposit intangible (“CDI”)	—	5,251	(3)	5,251
Other assets	25,231	18		25,249
Total assets acquired	$474,409	$454		$474,863
Liabilities
Deposits	$357,863	$(1,052)	(4)	$356,811
Borrowings	37,000	(282)		36,718
Other liabilities	9,286	63		9,349
Total liabilities assumed	$404,149	$(1,271)		$402,878

Explanation of Fair Value Adjustments

(1) The fair value discount for acquired loans from Anchor was $5.3 million and was determined by separate adjustments to reflect a credit risk and marketability component and a yield component reflecting the differential between portfolio and market yields.  The discount on acquired loans will be accreted back into interest income over an estimated average life of 60 months.

(2) The fair value adjustment represents the difference between the fair value of the premises and the book value of the those assets acquired. The Company utilized third-party valuations including appraisals, comparative market analysis, and tax-assessed values to assist in the determination of the fair value.

(3) The fair value adjustment of $5.3 million represents the value of the core deposit base assumed on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over an estimated 10 year life of the core deposit base and will be reviewed for impairment annually. See “Note 21- Goodwill and Other Intangible Assets.”

(4) The fair value of transaction and savings accounts was determined to be equal to their carrying values.  The fair value of time deposits was calculated using a discounted cash flow analysis that calculated the present value of the projected cash flows from the portfolio versus the present value of a similar portfolio with a similar maturity profile at current market rates.  As of the acquisition date, the portfolio of time deposits was valued at a pre-tax discount of $1.1 million, or 0.65% of core deposits.  This adjustment represents a difference in interest rates from the time deposits acquired and the estimated wholesale funding rates used in the application of fair value accounting. The discounted amount will be accreted into expense as an increase in interest expense over the maturity profile of the acquired time deposits.

The following table summarizes the consideration paid, the aggregate amount recognized for each major class of assets acquired and liabilities assumed by 1st Security Bank in the Anchor Acquisition:

	At November 15, 2018
Purchase price of Anchor
Fair value of FS Bancorp common stock at $46.54 (1) per share for 725,518 shares		$33,766
Cash paid		30,805
Total purchase price		64,571

Fair value of assets acquired:
Cash and cash equivalents	$54,558
Securities available-for-sale	19,555
Loans receivable, net	356,275
Premises and equipment	11,765
OREO	689
Deferred tax asset	739
Mortgage servicing rights	782
Intangible assets - CDI	5,251
Other assets	25,249
Total assets and identifiable intangible assets acquired	$474,863

Fair value of liabilities assumed:
Deposits	$356,811
Borrowings	36,718
Other liabilities	9,349
Total liabilities assumed	$402,878

Fair value of net assets and identifiable intangible assets acquired		71,985
Bargain purchase gain		$(7,414)

_________________________

(1)	Stock price is as of the closing date.

The application of the acquisition method of accounting resulted in a bargain purchase gain of $7.4 million which was reported as a component of noninterest income on our Consolidated Statements of Income.  The bargain purchase gain was primarily due to the decline in the value of the stock portion of the merger consideration between signing and closing the Anchor Acquisition which resulted in the purchase price for Anchor being less than the fair market value of the net assets acquired.  In the merger, each Anchor shareholder received 0.291 of a share of FS Bancorp common stock for each share of Anchor common stock along with $12.40 in cash.

The Company determined that the disclosure requirements related to the amounts of revenues and earnings of Anchor included in the consolidated statements of operations since the November 15, 2018 acquisition date is impracticable. The financial activity and operating results of Anchor were commingled with the Company’s financial activity and operating results as of the acquisition date.

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at December 31, 2018 and 2017:

	December 31, 2018
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$16,052	$32	$(197)	$15,887
Corporate securities	7,074	—	(209)	6,865
Municipal bonds	14,446	23	(275)	14,194
Mortgage-backed securities	45,827	83	(1,074)	44,836
U.S. Small Business Administration securities	15,690	—	(267)	15,423
Total securities available-for-sale	$99,089	$138	$(2,022)	$97,205

	December 31, 2017
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$9,077	$49	$(11)	$9,115
Corporate securities	7,113	9	(96)	7,026
Municipal bonds	12,720	148	(82)	12,786
Mortgage-backed securities	40,161	63	(490)	39,734
U.S. Small Business Administration securities	14,014	—	(195)	13,819
Total securities available-for-sale	$83,085	$269	$(874)	$82,480

At December 31, 2018, the Bank pledged 11 securities held at the FHLB with a carrying value of $13.7 million to secure Washington State public deposits of $19.9 million with an $8.4 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2017, the Bank pledged nine securities held at the FHLB of Des Moines with a carrying value of $10.7 million to secure Washington State public deposits of $7.6 million with a $3.2 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at December 31, 2018 and 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$6,018	$(25)	$4,822	$(172)	$10,840	$(197)
Corporate securities	975	(25)	5,890	(184)	6,865	(209)
Municipal bonds	2,098	(22)	8,787	(253)	10,885	(275)
Mortgage-backed securities	6,266	(40)	32,537	(1,034)	38,803	(1,074)
U.S. Small Business Administration securities	1,958	(11)	13,465	(256)	15,423	(267)
Total	$17,315	$(123)	$65,501	$(1,899)	$82,816	$(2,022)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$2,987	$(11)	$—	$—	$2,987	$(11)
Corporate securities	4,102	(15)	1,915	(81)	6,017	(96)
Municipal bonds	5,982	(82)	—	—	5,982	(82)
Mortgage-backed securities	7,262	(61)	20,635	(429)	27,897	(490)
U.S. Small Business Administration securities	11,876	(162)	1,943	(33)	13,819	(195)
Total	$32,209	$(331)	$24,493	$(543)	$56,702	$(874)

There were 14 investments with unrealized losses of less than one year and 48 investments with unrealized losses of more than one year at December 31, 2018. There were 21 investments with unrealized losses of less than one year and 17 investments with unrealized losses of more than one year at December 31, 2017. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell these securities, and it is not likely to be required to sell these securities prior to maturity.  Based on the Company’s evaluation of these securities, no OTTI impairment was recorded for the years ended December 31, 2018 and 2017.

The contractual maturities of securities available-for-sale at December 31, 2018 and 2017 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	December 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency securities
Due after one year through five years	$1,043	$1,040	$—	$—
Due after five years through ten years	10,011	9,941	4,079	4,124
Due after ten years	4,998	4,906	4,998	4,991
Subtotal	16,052	15,887	9,077	9,115
Corporate securities
Due after one year through five years	6,077	5,947	5,117	5,111
Due after five years through ten years	997	918	1,996	1,915
Subtotal	7,074	6,865	7,113	7,026
Municipal bonds
Due after one year through five years	2,659	2,570	2,001	2,026
Due after five years through ten years	2,610	2,592	4,111	4,206
Due after ten years	9,177	9,032	6,608	6,554
Subtotal	14,446	14,194	12,720	12,786
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	30,554	30,026	23,310	23,091
Federal Home Loan Mortgage Corporation (“FHLMC”)	10,301	9,961	10,818	10,629
Government National Mortgage Association (“GNMA”)	4,972	4,849	6,033	6,014
Subtotal	45,827	44,836	40,161	39,734
U.S. Small Business Administration securities
Due after five years through ten years	13,828	13,581	12,065	11,896
Due after ten years	1,862	1,842	1,949	1,923
Subtotal	15,690	15,423	14,014	13,819
Total	$99,089	$97,205	$83,085	$82,480

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$24,312	$185	$(14)

	December 31, 2017
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$39,103	$413	$(33)

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at December 31:

	December 31,	December 31,
	2018	2017
REAL ESTATE LOANS
Commercial	$204,699	$63,611
Construction and development	247,306	143,068
Home equity	40,258	25,289
One-to-four-family (excludes loans held for sale)	249,397	163,655
Multi-family	104,663	44,451
Total real estate loans	846,323	440,074
CONSUMER LOANS
Indirect home improvement	167,793	130,176
Solar	44,433	41,049
Marine	57,822	35,397
Other consumer	5,425	2,046
Total consumer loans	275,473	208,668
COMMERCIAL BUSINESS LOANS
Commercial and industrial	138,686	83,306
Warehouse lending	65,756	41,397
Total commercial business loans	204,442	124,703
Total loans receivable, gross	1,326,238	773,445
Allowance for loan losses	(12,349)	(10,756)
Deferred costs and fees, net	(2,907)	(2,708)
Premiums on purchased loans	1,537	1,577
Total loans receivable, net	$1,312,519	$761,558

The loans listed above for December 31, 2018 include $328.2 million of loans acquired at fair value on November 15, 2018 as part of the Anchor Acquisition.

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

Marine. Loans originated by the Company, secured by boats, to borrowers primarily located in the states the Company originates consumer loans.

Other Consumer. Loans originated by the Company to consumers in our retail branch footprint, including automobiles, recreational vehicles, direct home improvement loans, loans on deposits, and other consumer loans, primarily consisting of personal lines of credit and credit cards.

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

Warehouse Lending. Loans originated to non-depository financial institutions and secured by notes originated by the non-depository financial institution.  The Company has two distinct warehouse lending divisions: commercial warehouse re-lending secured by notes on construction loans and mortgage warehouse re-lending secured by notes on one-to-four-family loans.  The Company’s commercial construction warehouse lines are secured by notes on construction loans and typically guaranteed by principles with experience in construction lending. Mortgage warehouse lending loans are funded through third-party residential mortgage bankers.  Under this program, the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market.

The following tables detail activities in the allowance for loan losses by loan categories for the years shown:

	At or For the Year Ended December 31, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,770	$2,814	$2,014	$1,158	$10,756
Provision for loan losses	953	526	1,173	(1,112)	1,540
Charge-offs	(4)	(936)	—	—	(940)
Recoveries	42	947	4	—	993
Net recoveries	38	11	4	—	53
Ending balance	$5,761	$3,351	$3,191	$46	$12,349
Period end amount allocated to:
Loans individually evaluated for impairment	$125	$150	$700	$—	$975
Loans collectively evaluated for impairment	5,636	3,201	2,491	46	11,374
Ending balance	$5,761	$3,351	$3,191	$46	$12,349
LOANS RECEIVABLE
Loans individually evaluated for impairment	$834	$428	$1,685	$—	$2,947
Loans collectively evaluated for impairment	845,489	275,045	202,757	—	1,323,291
Ending balance	$846,323	$275,473	$204,442	$—	$1,326,238

	At or For the Year Ended December 31, 2017
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$3,547	$2,082	$2,675	$1,907	$10,211
Provision for loan losses	1,253	884	(638)	(749)	750
Charge-offs	(65)	(832)	(33)	—	(930)
Recoveries	35	680	10	—	725
Net charge-offs	(30)	(152)	(23)	—	(205)
Ending balance	$4,770	$2,814	$2,014	$1,158	$10,756
Period end amount allocated to:
Loans individually evaluated for impairment	$21	$68	$—	$—	$89
Loans collectively evaluated for impairment	4,749	2,746	2,014	1,158	10,667
Ending balance	$4,770	$2,814	$2,014	$1,158	$10,756
LOANS RECEIVABLE
Loans individually evaluated for impairment	$348	$195	$551	$—	$1,094
Loans collectively evaluated for impairment	439,726	208,473	124,152	—	772,351
Ending balance	$440,074	$208,668	$124,703	$—	$773,445

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

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans for the years ended December 31, 2018 and 2017:

	December 31, 2018
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$204,699	$204,699	$—
Construction and development	—	—	—	—	247,306	247,306	—
Home equity	158	40	229	427	39,831	40,258	229
One-to-four-family	1,274	164	1,358	2,796	246,601	249,397	1,552
Multi-family	—	—	—	—	104,663	104,663	—
Total real estate loans	1,432	204	1,587	3,223	843,100	846,323	1,781
CONSUMER LOANS
Indirect home improvement	438	196	113	747	167,046	167,793	367
Solar	62	43	41	146	44,287	44,433	41
Marine	50	—	—	50	57,772	57,822	18
Other consumer	69	24	11	104	5,321	5,425	2
Total consumer loans	619	263	165	1,047	274,426	275,473	428
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	431	—	431	138,255	138,686	1,685
Warehouse lending	—	—	—	—	65,756	65,756	—
Total commercial business loans	—	431	—	431	204,011	204,442	1,685
Total loans	$2,051	$898	$1,752	$4,701	$1,321,537	$1,326,238	$3,894

	December 31, 2017
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$63,611	$63,611	$—
Construction and development	—	—	—	—	143,068	143,068	—
Home equity	122	—	136	258	25,031	25,289	151
One-to-four-family	142	—	—	142	163,513	163,655	142
Multi-family	—	—	—	—	44,451	44,451	—
Total real estate loans	264	—	136	400	439,674	440,074	293
CONSUMER LOANS
Indirect home improvement	255	215	99	569	129,607	130,176	195
Solar	49	19	—	68	40,981	41,049	—
Marine	—	—	—	—	35,397	35,397	—
Other consumer	—	—	—	—	2,046	2,046	—
Total consumer loans	304	234	99	637	208,031	208,668	195
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	551	—	551	82,755	83,306	551
Warehouse lending	—	—	—	—	41,397	41,397	—
Total commercial business loans	—	551	—	551	124,152	124,703	551
Total loans	$568	$785	$235	$1,588	$771,857	$773,445	$1,039

There were two other consumer loans totaling $11,000 that were 90 days or more past due and still accruing interest at December 31, 2018 and no loans 90 days or more past due and accruing interest at December 31, 2017.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for credit losses has been provided and loans for which no allowance was provided for the years ended December 31, 2018 and 2017:

	December 31, 2018
	Unpaid
	Principal		Recorded	Related
	Balance	Impairment	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$229	$—	$229	$—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	1,552	—	1,552	125
Consumer loans	428	—	428	150
Commercial business loans	1,685	—	1,685	700
	3,665	—	3,665	975
Total	$3,894	$—	$3,894	$975

	December 31, 2017
	Unpaid
	Principal		Recorded	Related
	Balance	Impairment	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$151	$—	$151	$—
One-to-four-family	67	(12)	55	—
Total real estate loans	218	(12)	206	—
Commercial business loans	551	—	551	—
	769	(12)	757	—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	142	—	142	21
Consumer loans	195	—	195	68
	337	—	337	89
Total	$1,106	$(12)	$1,094	$89

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the years ended December 31, 2018 and 2017:

	At or For the Year Ended
	December 31, 2018		December 31, 2017
	Average Recorded	Interest Income	Average Recorded		Interest Income
	Investment	Recognized	Investment		Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$404	$8	$219		$—
One-to-four-family	719	—	56		3
Total real estate loans	1,123	8	275		3
Commercial business loans	—	—	551		24
	1,123	8	826		27
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	1,030	28	142	(1)	4
Consumer loans	338	37	281		16
Commercial business loans	1,188	81	—		—
	2,556	146	423		20
Total	$3,679	$154	$1,249		$47

__________________________

(1) Includes loans supported by Federal Housing Administration (“FHA”) guarantees.

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

Consumer, Home Equity and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded “4” or “5” internally. Loans that are past due more than 90 days are classified “Substandard” risk graded “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.

The following tables summarize risk rated loan balances by category at the dates indicated:

	December 31, 2018
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$203,557	$1,142	$—	$—	$—	$—	$204,699
Construction and development	244,577	2,729	—	—	—	—	247,306
Home equity	39,846	—	183	229	—	—	40,258
One-to-four-family	247,575	207	63	1,552	—	—	249,397
Multi-family	103,447	1,216	—	—	—	—	104,663
Total real estate loans	839,002	5,294	246	1,781	—	—	846,323
CONSUMER LOANS
Indirect home improvement	167,426	—	—	367	—	—	167,793
Solar	44,392	—	—	41	—	—	44,433
Marine	57,804	—	—	18	—	—	57,822
Other consumer	5,415	—	8	2	—	—	5,425
Total consumer loans	275,037	—	8	428	—	—	275,473
COMMERCIAL BUSINESS LOANS
Commercial and industrial	124,089	8,813	—	5,784	—	—	138,686
Warehouse lending	65,756	—	—	—	—	—	65,756
Total commercial business loans	189,845	8,813	—	5,784	—	—	204,442
Total loans receivable, gross	$1,303,884	$14,107	$254	$7,993	$—	$—	$1,326,238

	December 31, 2017
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$62,057	$—	$1,554	$—	$—	$—	$63,611
Construction and development	143,068	—	—	—	—	—	143,068
Home equity	25,138	—	—	151	—	—	25,289
One-to-four-family	163,513	—	—	142	—	—	163,655
Multi-family	44,451	—	—	—	—	—	44,451
Total real estate loans	438,227	—	1,554	293	—	—	440,074
CONSUMER LOANS
Indirect home improvement	129,981	—	—	195	—	—	130,176
Solar	41,049	—	—	—	—	—	41,049
Marine	35,397	—	—	—	—	—	35,397
Other consumer	1,998	—	—	48	—	—	2,046
Total consumer loans	208,425	—	—	243	—	—	208,668
COMMERCIAL BUSINESS LOANS
Commercial and industrial	76,942	—	425	5,939	—	—	83,306
Warehouse lending	40,724	673	—	—	—	—	41,397
Total commercial business loans	117,666	673	425	5,939	—	—	124,703
Total loans receivable, gross	$764,318	$673	$1,979	$6,475	$—	$—	$773,445

At December 31, 2018, there were no troubled debt restructured loans (“TDRs”) that were modified in the previous 12 months that subsequently defaulted in the reporting year. The Company had no TDRs at December 31, 2018.

Related Party Loans

Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations.

Outstanding loan balances were as follows and were within regulatory limitations:

	At December 31,
	2018	2017
Beginning balance	$655	$313
Additions	2,688	351
Repayments	(18)	(9)
Ending balance	$3,325	$655

The aggregate maximum loan balances of extended credit were $3.6 million and $819,000 at December 31, 2018 and 2017, respectively, and includes the ending balances from the tables above.

These loans and lines of credit were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability.

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $1.19 billion and $778.9 million at December 31, 2018 and 2017, respectively and are shown at the lower of cost or market.

The following table summarizes servicing rights activity for the years ended December 31, 2018 and 2017:

	2018	2017
Beginning balance	$6,795	$8,459
Additions	5,971	5,075
Sales	—	(4,751)
Servicing rights amortized	(2,337)	(1,988)
Ending balance	$10,429	$6,795

The fair market value of the servicing rights’ assets was $14.6 million and $8.6 million at December 31, 2018 and December 31, 2017, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of MSR at the dates indicated:

	At December 31,
	2018	2017
Key assumptions:
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	9.4%	10.9%
Weighted average life in years	7.7	6.7

Key economic assumptions and the sensitivity of the current fair value for single family MSR to immediate adverse changes in those assumptions at December 31, 2018 and December 31, 2017 were as follows:

		December 31, 2018	December 31, 2017
Aggregate portfolio principal balance		$1,186,858	$775,093
Weighted average rate of note		4.3%	4.1%

At December 31, 2018	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.8%	11.6%	17.7%
Fair value MSR	$14,218	$12,723	$10,358
Percentage of MSR	1.2%	1.1%	0.9%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$14,218	$13,912	$13,617
Percentage of MSR	1.2%	1.2%	1.2%

At December 31, 2017	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	10.9%	17.7%	24.5%
Fair value MSR	$8,602	$6,811	$5,614
Percentage of MSR	1.1%	0.9%	0.7%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$8,602	$8,433	$8,271
Percentage of MSR	1.1%	1.1%	1.1%

The above table shows the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan. The above table references a 50 basis point and 100 basis point decrease in note rates.

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSR which is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance; however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The Company recorded $2.4 million and $2.2 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage and commercial loans for the years ended December 31, 2018 and 2017, respectively. The income, net of amortization, is reported in noninterest income on the Consolidated Statements of Income.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2018 and 2017 were as follows:

	2018	2017
Land	$5,227	$2,028
Buildings	16,772	8,611
Furniture, fixtures, and equipment	12,039	10,105
Leasehold improvements	2,422	2,108
Building improvements	5,897	4,545
Projects in process	674	189
Subtotal	43,031	27,586
Less accumulated depreciation and amortization	(13,921)	(12,128)
Total	$29,110	$15,458

Depreciation and amortization expense for these assets totaled $1.8 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively.

The Company leases premises and equipment under operating leases. Minimum net rental commitments under non-cancelable leases, having an original or remaining term of more than one year for future years, were as follows:

Years Ending December 31,
2019	$1,312
2020	1,005
2021	855
2022	749
2023	390
Thereafter	1,228
Total	$5,539

Certain leases contain renewal options from five to 10 years and escalation clauses based on increases in property taxes and other costs. Rental expense of leased premises and equipment was $1.2 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively, which is included in occupancy expense.

NOTE 7 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at and for the years ended December 31:

	At or For the Year Ended
	December 31,
	2018	2017

Beginning balance	$—	$—
Additions	689	—
Ending balance	$689	$—

During 2018, there was $689,000 in OREO properties acquired through the Anchor Acquisition and associated holding costs of $2,000 for the year ended December 31, 2018.

There were $261,000 in mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2018, and there were no loans in the process of foreclosure at December 31, 2017.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at December 31:

	December 31,	December 31,
	2018 (1)(2)	2017(1)
Noninterest-bearing checking	$221,107	$177,739
Interest-bearing checking	151,103	119,872
Savings	122,344	72,082
Money market(3)	282,595	228,742
Certificates of deposit less than $100,000(4)	243,193	111,489
Certificates of deposit of $100,000 through $250,000	154,095	77,934
Certificates of deposit of $250,000 and over(5)	86,357	32,833
Escrow accounts related to mortgages serviced	13,425	9,151
Total	$1,274,219	$829,842

________________________

(1)

Includes $120.0 million and $134.6 million of deposits at December 31, 2018 and 2017, respectively, remaining from the January 22, 2016 purchase of four retail bank branches from Bank of America, N.A. (the “Branch Purchase”).

(2)	On November 15, 2018, the Company completed the Anchor Acquisition and acquired approximately $357.9 million in deposits.
(3)	Includes $1,000 of brokered deposits at December 31, 2018 and $6.5 million at December 31, 2017.
(4)	Includes $116.7 million and $59.3 million of brokered deposits at December 31, 2018 and 2017, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit.

Scheduled maturities of time deposits at December 31, 2018 for future years ending are as follows:

At December 31, 2018
Maturing in 2019	$290,822
Maturing in 2020	117,077
Maturing in 2021	37,277
Maturing in 2022	29,472
Maturing in 2023	8,997
Thereafter	—
Total	$483,645

Interest expense by deposit category for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Interest-bearing checking	$227	$128
Savings and money market	2,054	1,260
Certificates of deposit	5,040	2,532
Total	$7,321	$3,920

The Company had related party deposits of approximately $6.2 million and $2.1 million at December 31, 2018 and 2017, respectively, which includes deposits held for directors and executive officers.

NOTE 9 - DEBT

Borrowings

The Bank is a member of the FHLB of Des Moines, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2018 and 2017, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse federal funds (“Fed Funds”) advance, which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank.

Credit is limited to 45% of the Company’s total assets and available pledged assets. The Bank entered into an Advanced, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2018, loans of approximately $355.5 million were pledged to the FHLB with a borrowing capacity, net of advances of $120.0 million. In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. At December 31, 2018 and 2017, the Bank had approximately $265.2 million in pledged consumer loans with a Term Auction or Term Facility borrowing capacity of $127.7 million and $99.1 million, respectively, of which none was outstanding at either date. The Bank also had $51.0 million unsecured Fed Funds lines of credit with other financial institutions of which none was outstanding at December 31, 2018.

Advances on these lines at December 31, 2018 and 2017 were as follows:

	2018	2017
Federal Home Loan Bank - (interest rates ranging from 1.15% to 2.87% and 0.96% to 1.73% at December 31, 2018 and 2017, respectively)	$137,149	$7,529
Total	$137,149	$7,529

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

The maximum and average outstanding and weighted average interest rates on debt during the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Maximum balance:
Federal Home Loan Bank advances and Fed Funds	$180,025	$70,419
Federal Reserve Bank	$—	$1,000
Fed Funds lines of credit	$21,016	$17,501
Subordinated note	$10,000	$10,000
Average balance:
Federal Home Loan Bank advances and Fed Funds	$96,044	$25,635
Federal Reserve Bank	$5,286	$3
Fed Funds lines of credit	$—	$876
Subordinated note	$10,000	$10,000
Weighted average interest rate:
Federal Home Loan Bank advances and Fed Funds	2.02%	1.26%
Federal Reserve Bank	—%	1.75%
Fed Funds lines of credit	1.93%	1.30%
Subordinated note	6.50%	6.50%

Scheduled maturities of Federal Home Loan Bank advances were as follows:

		Interest
Year Ending December 31,	Balances	Rates
2019	$121,233	2.36%
2020	12,284	2.46%
2021	—	—%
2022	—	—%
2023	3,632	2.87%
Total	$137,149

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

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2018, the ESOP paid the seventh annual installment of principal in the amount of $269,000, plus accrued interest of $26,000 pursuant to the ESOP loan agreement.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at December 31, 2018 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2018 and 2017, was $1.2 million, and $1.4 million, respectively.

Shares held by the ESOP at December 31, 2018 and December 31, 2017, were as follows (shown as actual):

	Balances	Balances
	at December 31, 2018	at December 31, 2017
Allocated shares	176,809	153,049
Committed to be released shares	—	—
Unallocated shares	77,763	103,684
Total ESOP shares	254,572	256,733

Fair value of unallocated shares (in thousands)	$3,627	$5,696

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions of 1% to 3%, and 50% for contributions of 4% to 5%. There was a $917,000 and $904,000 matching contribution for the years ended December 31, 2018 and 2017, respectively.

NOTE 11 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2018 and 2017, were as follows:

	2018	2017
Provision for income taxes
Current	$3,455	$7,212
Deferred	768	(718)
Total provision for income taxes	$4,223	$6,494

On December 22, 2017, the U.S. Government enacted the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation of the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. As a result of the Company’s revaluation at December 31, 2017, the Company recognized $396,000 in tax benefit due to a net deferred tax liability position.

A reconciliation of the effective income tax rate with the federal statutory tax rates at December 31, 2018 and 2017 was as follows:

	2018		2017
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$6,000	21.0%	$7,203	35.0%
Tax exempt income	(129)	(0.5)	(218)	(1.0)
Nondeductible items resulting in increase in tax	279	1.0	—	—
Decrease in tax resulting from other items	(87)	(0.3)	(487)	(2.4)
Equity compensation	(571)	(2.0)	—	—
Executive compensation	135	0.5	—	—
Bargain purchase gain	(1,594)	(5.6)	—	—
Income tax rate differential	—	—	(396)	(1.9)
ESOP	190	0.7	392	1.9
Total	$4,223	14.8%	$6,494	31.6%

Total deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred Tax Assets
Net operating loss carryforward	$1,201	$—
Allowance for loan losses	3,077	1,912
Other real estate owned	127	—
Non-accrued loan interest	115	9
Restricted stock awards	54	—
Non-qualified stock options	71	—
Securities available-for-sale	405	130
Other	473	210
Total deferred tax assets	5,523	2,261
Deferred Tax Liabilities
Loan origination costs	(626)	(870)
Servicing rights	(2,241)	(1,461)
Prepaids	(166)	(52)
Stock dividend - FHLB stock	(73)	(1)
Property, plant, and equipment	(1,489)	(484)
Acquisition related costs	(1,289)	—
Total deferred tax liabilities	(5,884)	(2,868)
Net deferred tax liabilities	$(361)	$(607)

At December 31, 2018, the Company had a net operating loss carryforward of approximately $5.6 million, which begins to expire in 2034. The Company files a U.S. Federal income tax return and Oregon State return, which are subject to examination by tax authorities for years 2015 and later. At December 31, 2018 and 2017, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2018 and 2017, the Company recognized no interest and penalties.

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

The following table provides a summary of the Company’s commitments at December 31, 2018 and 2017:

	2018	2017
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Commercial	$5,836	$107
Construction and development	76,889	73,321
One-to-four-family (includes locks for salable loans)	35,714	37,336
Home equity	41,204	32,889
Multi-family	515	438
Total real estate loans	160,158	144,091
CONSUMER LOANS	18,560	10,041
COMMERCIAL BUSINESS LOANS
Commercial and industrial	72,880	52,452
Warehouse lending	44,243	78,303
Total commercial business loans	117,123	130,755
Total commitments to extend credit	$295,841	$284,887

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $299,000 and $253,000 at December 31, 2018 and 2017, respectively. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through December 31, 2018, the total loans sold to the FHLB were $66.0 million with the FLA being $741,000 and the CE obligation at $472,000 or 0.71% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $218,000, which is a part of the off-balance sheet holdback for loans sold. There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at December 31, 2018 and December 31, 2017.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at both December 31, 2018 and 2017, which is included in other liabilities in the Consolidated Balance Sheets.

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

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6298 when all litigation pending as of the date of the IPO is concluded. The conversion rate was reduced during the year as Visa made an additional deposit to their litigation escrow account thus reducing the number of as-converted Class B shares and corresponding conversion rate. At December 31, 2018, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at December 31, 2018 and December 31, 2017 was $131.94 per share and $114.02 per share, respectively.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at December 31, 2018.

NOTE 13 - SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s business and lending activities are primarily with customers located in the greater Puget Sound area and one loan production office located in the Tri-Cities, Washington. The Company originates real estate and consumer loans and has concentrations in these areas, however, indirect home improvement loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Arizona, and Colorado. The Company also originates solar loans through contractors and dealers in the state of California. Generally, loans are secured by deposit accounts, personal property, or real estate. Rights to collateral vary and are legally documented to the extent practicable. The concentration on commercial real estate remains below the 300% of Risk Based Capital regulatory threshold and the subset of construction concentration, excluding owner-occupied loans is within Board approved limits.  The construction, land development, and other land concentration represents more than 100% of the Bank’s total regulatory capital at 131.2% and is focused on in city, in fill vertical construction financing in King and Snohomish counties. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

NOTE 14 - REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 total capital (as defined) and common equity Tier 1 (“CET 1”) capital to risk-weighted assets (as defined).

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At December 31, 2018 and December 31, 2017, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at December 31, 2018, that the Company and the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at December 31, 2018 and 2017 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018
Total risk-based capital
(to risk-weighted assets)	$188,472	13.52%	$111,493	8.00%	$137,694	9.88%	$139,366	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$175,824	12.62%	$83,620	6.00%	$109,820	7.88%	$111,493	8.00%
Tier 1 leverage capital
(to average assets)	$175,824	10.67%	$65,884	4.00%	$—	N/A	$82,355	5.00%
CET 1 capital
(to risk-weighted assets)	$175,824	12.62%	$62,715	4.50%	$88,846	6.38%	$90,588	6.50%

At December 31, 2017
Total risk-based capital
(to risk-weighted assets)	$133,967	16.25%	$65,965	8.00%	$76,272	9.25%	$82,456	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$123,651	15.00%	$49,474	6.00%	$59,781	7.25%	$65,965	8.00%
Tier 1 leverage capital
(to average assets)	$123,651	12.61%	$39,233	4.00%	$—	N/A	$49,041	5.00%
CET 1 capital
(to risk-weighted assets)	$123,651	15.00%	$37,105	4.50%	$47,412	5.75%	$53,597	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement was phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required and increased by 0.625% on each subsequent January 1, until fully implemented to an amount more than 2.5% of risk-weighted assets on January 1, 2019.  At December 31, 2018, the Bank’s CET 1 capital exceeded the required capital conservation buffer of 1.875%.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2018, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp Inc. at December 31, 2018 were 12.1% for Tier 1 leverage-based capital, 12.4% for Tier 1 risk-based capital, 13.3% for total risk-based capital, and 12.4% for CET 1 capital ratio, and 12.1%, 14.5%, 15.7%, and 14.5% at December 31, 2017, respectively.

NOTE 15 - FAIR VALUE MEASUREMENTS

On January 1, 2018, the Company adopted ASU 2016-01,  Financial Instruments - Overall (Subtopic 825‑10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires us to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company’s fair values for financial instruments at December 31, 2018 were determined based on these requirements. Fair values for financial instruments at December 31, 2017 were not retroactively adjusted to reflect exit price.

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

The following methods were used to estimate the fair value of financial instrument on a recurring and nonrecurring basis.

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at the dates indicated:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2018
U.S. agency securities	$—	$15,887	$—	$15,887
Corporate securities	—	6,865	—	6,865
Municipal bonds	—	14,194	—	14,194
Mortgage-backed securities	—	44,836	—	44,836
U.S. Small Business Administration securities	—	15,423	—	15,423
Total	$—	$97,205	$—	$97,205

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2017
U.S. agency securities	$—	$9,115	$—	$9,115
Corporate securities	—	7,026	—	7,026
Municipal bonds	—	12,786	—	12,786
Mortgage-backed securities	—	39,734	—	39,734
U.S. Small Business Administration securities	—	13,819	—	13,819
Total	$—	$82,480	$—	$82,480

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at the dates indicated:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
December 31, 2018	$—	$51,195	$—	$51,195
December 31, 2017	$—	$53,463	$—	$53,463

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at the dates indicated:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
December 31, 2018	$—	$—	$503	$503
December 31, 2017	$—	$—	$726	$726

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2018	$—	$(540)	$(34)	$(574)
December 31, 2017	$—	$(65)	$51	$(14)

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
December 31, 2018	$—	$(64)	$—	$(64)
December 31, 2017	$—	$53	$—	$53

The following tables present impaired loans and OREO measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
December 31, 2018	$—	$—	$3,894	$3,894
December 31, 2017	$—	$—	$1,094	$1,094

	OREO
	Level 1	Level 2	Level 3	Total
December 31, 2018	$—	$—	$689	$689
December 31, 2017	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at December 31, 2018:

Level 3		Significant	Range	Weighted
Fair Value Instruments	Valuation Technique	Unobservable Inputs	(Weighted Average)	Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	95.2%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	95.2%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 50%	25.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	0% - 75%	71.1%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2018 and 2017.

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
	Balance	issuances	settlements	Balance	at end of year
2018
Interest rate lock commitments with customers	$726	$9,722	$(9,945)	$503	$(223)
Individual forward sale commitments with investors	51	850	(935)	(34)	(85)
2017
Interest rate lock commitments with customers	$818	$14,319	$(14,411)	$726	$(92)
Individual forward sale commitments with investors	177	141	(267)	51	(126)

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded within other noninterest income.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business.  The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Financial Instruments with Book Value Equal to Fair Value -  The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value.  These instruments include cash and cash equivalents and certificates of deposit at other financial institutions, FHLB stock, BOLI, accrued interest, and off balance sheet instruments.

Fair Value Estimates - The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in following financial instrument table:

Loans Receivable, Net - For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using an exit price assumption (Level 3).

Servicing Rights - The fair value of mortgage servicing rights are estimated using net present value of expected cash flows using a third party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information where appropriate (Level 3).

Deposits - The fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposit are estimated using an exit price assumption (Level 2).

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

The following table provides estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017, whether or not recognized at fair value in the Consolidated Balance Sheets:

	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$32,779	$32,779	$18,915	$18,915
Certificates of deposit at other financial institutions	22,074	22,074	18,108	18,108
Level 2 inputs:
Securities available-for-sale, at fair value	97,205	97,205	82,480	82,480
Loans held for sale, at fair value	51,195	51,195	53,463	53,463
FHLB stock, at cost	9,887	9,887	2,871	2,871
Accrued interest receivable	5,761	5,761	3,566	3,566
Paired off commitments with investors	—	—	53	53
Level 3 inputs:
Loans receivable, gross	1,326,238	1,320,341	773,445	780,551	(1)
Servicing rights, held at lower of cost or fair value	10,429	14,593	6,795	8,608
Fair value interest rate locks with customers	503	503	726	726
Individual forward sale commitments with investors	—	—	51	51
Financial Liabilities
Level 2 inputs:
Deposits	1,274,219	1,261,096	829,842	838,087
Borrowings	137,149	136,873	7,529	7,498
Subordinated note	9,865	10,242	9,845	10,741
Accrued interest payable	344	344	214	214
Paired off commitments with investors	64	64	—	—
Individual forward sale commitments with investors	540	540	65	65
Level 3 inputs:
Individual forward sale commitments with investors	34	34	—	—

__________________________

(1)  Estimated fair values reported at December 31, 2017 were not retroactively valued at exit price.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended December 31, 2018 and 2017.

	At or For the Year Ended December 31,
Numerator:	2018	2017
Net income (in thousands)	$24,347	$14,085
Denominator:
Basic weighted average common shares outstanding	3,698,623	3,094,586
Dilutive shares	171,166	197,114
Diluted weighted average common shares outstanding	3,869,789	3,291,700
Basic earnings per share	$6.58	$4.55
Diluted earnings per share	$6.29	$4.28
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	11,326	—

Potential dilutive shares are excluded from computation of earnings per share if their effect is anti-dilutive. Options to purchase common stock shares were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. At December 31, 2018 and 2017, there were outstanding options to purchase 290,104 shares and 256,237 shares of the Company's common stock, respectively.

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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	December 31, 2018
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$29,432	$503	$—
Mandatory and best effort forward commitments with investors	24,776	—	34
Forward TBA mortgage-backed securities	51,500	—	540
TBA mortgage-backed securities forward sales paired off with investors	6,500	—	64

	December 31, 2017
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$31,951	$726	$—
Mandatory and best effort forward commitments with investors	12,505	51	—
Forward TBA mortgage-backed securities	66,500	—	65
TBA mortgage-backed securities forward sales paired off with investors	36,500	53	—

At December 31, 2018 and 2017, the Company had $51.5 million and $66.5 million of TBA trades with counterparties that required margin collateral of $460,000 and $75,000, respectively.  This collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net (loss) gain of $(702,000) and $2.3 million for the years ended December 31, 2018 and 2017, respectively.

NOTE 18 - STOCK-BASED COMPENSATION

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

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (“2013 Plan”). The Plan provides for the grant of stock options and restricted stock awards (“RSAs”). The 2013 Plan authorizes the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 option share awards were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of May 8, 2014, of $16.89 per share. The 2013 Plan authorizes the grant of RSAs totaling 129,605 shares to Company directors, advisory directors, emeritus directors, officers, and employees, and 125,105 shares were granted on May 8, 2014 at a grant date fair value of $16.89 per share. The remaining 4,500 RSAs were granted January 1, 2016 at a grant date fair value of $26.00 per share.

Total share-based compensation expense for both plans was $767,000 for the year ended December 31, 2018, and $634,000 for the year ended December 31, 2017. The related income tax benefit was $161,000 for the year ended December 31, 2018, and $222,000 for 2017.

Stock Options

Both plans consist of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Options typically vest over a period of five years with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At December 31, 2018, there were 387,000 and 6,013 option share awards available to be granted under the 2018 Plan and the 2013 Plan, respectively.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the year ended December 31, 2018.  There were no options granted in 2017.

Year Ended December 31,
2018
Dividend yield	0.95%
Expected volatility	18.80%
Risk-free interest rate	2.77%
Expected term in years	6.5
Weighted-average grant date fair value per option granted	$13.22

The following table presents a summary of the Company’s stock option plan awards during the year ended December 31, 2018 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2018	256,237	$16.89	6.36	$9,655,010
Granted	100,000	58.60	—	—
Less exercised	66,133	$16.89	—	$2,453,314
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2018	290,104	$31.27	6.83	$4,940,803

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	289,226	$31.19	6.82	$4,939,069

Exercisable at December 31, 2018	129,304	$16.89	5.36	$3,360,611

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At December 31, 2018, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options granted under both plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.4 years.  The total intrinsic value of options exercised for the years ended December 31, 2018 and 2017 was $2.5 million and $1.1 million, respectively.

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

The following table presents a summary of the Company’s nonvested awards during the year ended December 31, 2018 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2018	36,842	$17.63
Granted	25,000	58.60
Less vested	18,421	$17.63
Forfeited or expired	—	—
Nonvested at December 31, 2018	43,421	$41.22

At December 31, 2018, there was $1.5 million of total unrecognized compensation costs related to nonvested shares granted under both plans as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.3 years.  The total fair value of shares vested for the years ended December 31, 2018 and 2017 was $1.1 million and $1.4 million, respectively.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans on residential and multi-family construction, and commercial business loans. At December 31, 2018, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. At December 31, 2018 and December 31, 2017, deposits totaled $1.27 billion and $829.8 million, respectively. This segment is also responsible for the management of the Company’s investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as originating adjustable rate mortgage (“ARM”) loans held for investment. The majority of the Company’s mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA or FHLB, while the Company retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the years ended December 31, 2018 and 2017:

	At or For the Year Ended December 31, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$3,324	$48,774	$52,098
Provision for loan losses	(224)	(1,316)	(1,540)
Noninterest income (2)	14,025	12,825	26,850
Noninterest expense	(15,894)	(32,944)	(48,838)
Income before provision for income taxes	1,231	27,339	28,570
Provision for income taxes	(182)	(4,041)	(4,223)
Net income	$1,049	$23,298	$24,347
Total assets (3)	$246,280	$1,375,364	$1,621,644
Total average assets at period end	$229,661	$945,052	$1,174,713
FTEs	115	309	424

	At or For the Year Ended December 31, 2017
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$2,587	$38,661	$41,248
Provision for loan losses	(287)	(463)	(750)
Noninterest income	18,973	5,101	24,074
Noninterest expense	(17,052)	(26,941)	(43,993)
Income before provision for income taxes	4,221	16,358	20,579
Provision for income taxes	(1,332)	(5,162)	(6,494)
Net income	$2,889	$11,196	$14,085
Total assets	$220,353	$761,430	$981,783
Total average assets at period end	$203,379	$720,202	$923,581
FTEs	119	207	326

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

(2) Bargain purchase gain of $7.4 million was included in the commercial and consumer banking segment.

(3) Increase from prior year relates primarily to the Anchor Acquisition and organic growth.

NOTE 20 - REVENUE FROM CONTRACTS WITH CUSTOMERS

As noted in Note 1, the Company adopted the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 and all subsequent ASUs that modified Topic 606.  Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

Revenue Recognition

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Based on the adoption of Topic 606, the Company’s revenue recognition was unchanged in 2018 compared to 2017.

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  For the year ended December 31, 2018, the Company recognized $2.5 million in total deposit fees, which included $1.2 million of debit card interchange fees and $561,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $25.1 million of noninterest income considered not within the scope of ASC 606.

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

NOTE 21 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method of accounting.  Goodwill totaled $2.3 million at December 30, 2018 and 2017, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the Branch Purchase in 2016.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The

Company performed an impairment analysis at December 31, 2018, and 2017 and determined that no impairment of goodwill existed.

The following table summarizes the changes in the Company’s other intangible assets and represents the CDI for the years ended December 31, 2018, and December 31, 2017.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2016	$2,239	$(522)	$1,717
Amortization	—	(400)	(400)
Balance, December 31, 2017	2,239	(922)	1,317
Amortization	—	(307)	(307)
Additions as a result of the Anchor Acquisition	5,251	(44)	5,207
Balance, December 31, 2018	$7,490	$(1,273)	$6,217

The CDI represents the fair value of the core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $351,000 for the year ended December 31, 2018, and $400,000 for the same period in 2017. Amortization expense for the CDI is expected to be as follows at December 31, 2018:

2019	760
2020	706
2021	691
2022	691
2023	691
Thereafter	2,678
Total	$6,217

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(i)  Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2018 under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2018, FS Bancorp’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

a)	Management’s Report on internal control over financial reporting.

FS Bancorp’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a‑15(f) of the Exchange Act. FS Bancorp’s internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

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

FS Bancorp’s management assessed the effectiveness of FS Bancorp’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). FS Bancorp is in the process of evaluating the existing controls and procedures of Anchor and integrating Anchor into its internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, FS Bancorp has elected to exclude the non-integrated branches, systems, operations and related loans and deposits of Anchor and Anchor Bank, from management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. The loans and deposits of Anchor and Anchor Bank represented $328.2 million, or 24.8%, and $355.7 million, or 27.9%, respectively, of the Company’s total loans and deposits as reported in its consolidated financial statements as of December 31, 2018. FS Bancorp’s assessment of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the non-integrated branches, systems, operations and related loans and deposits that were formerly part of Anchor and Anchor Bank. Based on that assessment, FS Bancorp’s management believes that, as of December 31, 2018, FS Bancorp’s internal control over financial reporting is effective based on those criteria. Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

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

d)  Equity Compensation Plan Information. The following table summarizes share and exercise price information about FS Bancorp’s equity compensation plans as of December 31, 2018:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants, and rights	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2013 Equity Incentive Plan(1)	190,104	$16.89	6,013
2018 Equity Incentive Plan(2)	100,000	58.60	525,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	290,104	$75.49	531,013

_____________________________

(1) The restricted shares granted under the 2013 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees. At December 31, 2018, there were 129,605 restricted shares granted pursuant to the 2013 Equity Incentive Plan and no shares were available for future grants of restricted stock.

(2) The restricted shares granted under the 2018 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees. At December 31, 2018, there were 25,000 restricted shares granted pursuant to the 2018 Equity Incentive Plan and 138,000 shares were available for future grants of restricted stock.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
For a list of the financial statements filed as part of this report see “Part II - Item 8. Financial Statements and Supplementary Data.”
2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.
(b)	Exhibits
Exhibits are available from the Company by written request
	2.1	Agreement and Plan of Merger, dated as of July 17, 2018, by and between FS Bancorp, Inc. and Anchor Bancorp (1)
	3.1	Articles of Incorporation for FS Bancorp, Inc. (2)
	3.2	Bylaws for FS Bancorp, Inc. (3)
	4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (2)
	10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (2)
	10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (2)
	10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
	10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
	10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
	10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
	10.7	Purchase and Assumption Agreement between Bank of America, National Association and 1st Security Bank dated September 1, 2015 (6)
	10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company. (7)
	10.9	Form of Change of Control Agreement with Donn C. Costa, Debbie L. Steck, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (8)
	10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (9)
	10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (9)
	10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (9)
	10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (9)
	14	Code of Ethics and Conduct Policy (5)
	21	Subsidiaries of Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

(1)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 18, 2018 (File No. 001-35589) and incorporated by reference.

(2)Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.

(3)Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑355589).

(4)Filed as an exhibit to the Registrant’s Registration Statement on Form S‑8 (333‑192990) filed on December 20, 2013 and incorporated by reference.

(5)Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.

(6)Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on September 2, 2015 (File No. 001‑35589).

(7)Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on October 19, 2015 (File No. 001‑35589).

(8)Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on February 1, 2016 (File No. 001‑35589).

(9)Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23, 2018.

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

101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 15, 2019

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 15, 2019

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 15, 2019

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 15, 2019

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 15, 2019

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 15, 2019

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith, MA		March 15, 2019

/s/Mark H. Tueffers	Director
Mark H. Tueffers		March 15, 2019