Form 10-Q
period 2019-03-31
FS Bancorp, Inc.
filed 2019-05-10
CIK 1530249

k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019              OR

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes [   ]          No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	FSBW	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 3, 2019, there were 4,492,542 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10‑Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	March 31,	December 31,
ASSETS	2019	2018
Cash and due from banks	$9,126	$9,408
Interest-bearing deposits at other financial institutions	53,948	23,371
Total cash and cash equivalents	63,074	32,779
Certificates of deposit at other financial institutions	22,073	22,074
Securities available-for-sale, at fair value	99,783	97,205
Loans held for sale, at fair value	45,591	51,195
Loans receivable, net	1,283,923	1,312,519
Accrued interest receivable	5,812	5,761
Premises and equipment, net	29,318	29,110
Operating lease right-of-use (“ROU”) assets	4,849	—
Federal Home Loan Bank (“FHLB”) stock, at cost	8,157	9,887
Other real estate owned (“OREO”)	167	689
Bank owned life insurance (“BOLI”), net	34,700	34,485
Servicing rights, held at the lower of cost or fair value	10,611	10,429
Goodwill	2,312	2,312
Core deposit intangible, net	6,027	6,217
Other assets	9,719	6,982
TOTAL ASSETS	$1,626,116	$1,621,644
LIABILITIES
Deposits:
Noninterest-bearing accounts	$245,585	$234,532
Interest-bearing accounts	1,075,965	1,039,687
Total deposits	1,321,550	1,274,219
Borrowings	86,824	137,149
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(130)	(135)
Total subordinated note less unamortized debt issuance costs	9,870	9,865
Operating lease liabilities	4,976	—
Deferred tax liability, net	663	361
Other liabilities	16,281	20,012
Total liabilities	1,440,164	1,441,606
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 4,489,042 and 4,492,478 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	45	45
Additional paid-in capital	91,742	91,466
Retained earnings	95,383	90,854
Accumulated other comprehensive loss, net of tax	(436)	(1,479)
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(782)	(848)
Total stockholders’ equity	185,952	180,038
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,626,116	$1,621,644

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
INTEREST INCOME
Loans receivable, including fees	$21,109	$12,256
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,202	732
Total interest and dividend income	22,311	12,988
INTEREST EXPENSE
Deposits	3,710	1,244
Borrowings	744	80
Subordinated note	168	167
Total interest expense	4,622	1,491
NET INTEREST INCOME	17,689	11,497
PROVISION FOR LOAN LOSSES	750	350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,939	11,147
NONINTEREST INCOME
Service charges and fee income	1,658	659
Gain on sale of loans	2,397	3,978
Gain on sale of investment securities	—	113
Earnings on cash surrender value of BOLI	215	82
Other noninterest income	285	192
Total noninterest income	4,555	5,024
NONINTEREST EXPENSE
Salaries and benefits	8,243	7,048
Operations	2,044	1,359
Occupancy	1,112	648
Data processing	1,286	641
Gain on sale of OREO	(85)	—
OREO expenses	4	—
Loan costs	673	629
Professional and board fees	550	444
Federal Deposit Insurance Corporation (“FDIC”) insurance	248	41
Marketing and advertising	135	149
Acquisition costs	374	—
Amortization of core deposit intangible	190	77
Impairment on mortgage servicing rights	23	—
Total noninterest expense	14,797	11,036
INCOME BEFORE PROVISION FOR INCOME TAXES	6,697	5,135
PROVISION FOR INCOME TAXES	1,505	813
NET INCOME	$5,192	$4,322
Basic earnings per share	$1.19	$1.22
Diluted earnings per share	$1.15	$1.15

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)  (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net Income	$5,192	$4,322
Other comprehensive income (loss), before tax:
Securities available-for-sale:
Unrealized holding gain (loss) during year	1,328	(1,468)
Income tax (provision) benefit related to unrealized holding gain (loss)	(285)	316
Reclassification adjustment for realized gain included in net income	—	(113)
Income tax provision related to reclassification for realized gain	—	24
Other comprehensive income (loss), net of tax	1,043	(1,241)
COMPREHENSIVE INCOME	$6,235	$3,081

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2018	3,680,152	$37	$55,135	$68,422	$(475)	$(1,117)	$122,002
Net income	—	$—	—	4,322	—	—	$4,322
Dividends paid ($0.11 per share)	—	$—	—	(395)	—	—	$(395)
Share-based compensation	—	$—	135	—	—	—	$135
Stock options exercised	15,400	$—	260	—	—	—	$260
Other comprehensive loss, net of tax	—	$—	—	—	(1,241)	—	$(1,241)
ESOP shares allocated	—	$—	293	—	—	66	$359
BALANCE, March 31, 2018	3,695,552	$37	$55,823	$72,349	$(1,716)	$(1,051)	$125,442

BALANCE, January 1, 2019	4,492,478	$45	$91,466	$90,854	$(1,479)	$(848)	$180,038
Net income	—	$—	—	5,192	—	—	$5,192
Dividends paid ($0.15 per share)	—	$—	—	(663)	—	—	$(663)
Share-based compensation	—	$—	262	—	—	—	$262
Common stock repurchased	(6,036)	$—	(285)	—	—	—	$(285)
Stock options exercised	2,600	$—	44	—	—	—	$44
Other comprehensive income, net of tax	—	$—	—	—	1,043	—	$1,043
ESOP shares allocated	—	$—	255	—	—	66	$321
BALANCE, March 31, 2019	4,489,042	$45	$91,742	$95,383	$(436)	$(782)	$185,952

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,192	$4,322
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	750	350
Depreciation, amortization and accretion	2,321	1,139
Compensation expense related to stock options and restricted stock awards	262	135
ESOP compensation expense for allocated shares	321	359
Increase in cash surrender value of BOLI	(215)	(82)
Gain on sale of loans held for sale	(2,397)	(3,896)
Gain on sale of portfolio loans	—	(82)
Gain on sale of investment securities	—	(113)
Origination of loans held for sale	(125,281)	(147,603)
Proceeds from sale of loans held for sale	132,461	152,419
Impairment of servicing rights	23	—
Gain on sale of OREO	(85)	—
Changes in operating assets and liabilities
Accrued interest receivable	(51)	(107)
Other assets	(7,953)	845
Other liabilities	1,517	(912)
Net cash from operating activities	6,865	6,774
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	5,305
Maturities, prepayments, and calls	4,659	2,340
Purchases	(6,005)	(18,145)
Maturities of certificates of deposit at other financial institutions	—	496
Loan originations and principal collections, net	26,997	(32,911)
Purchase of portfolio loans	(321)	(17,000)
Proceeds from sale of portfolio loans	538	5,551
Proceeds from sale of OREO, net	684	—
Purchase of premises and equipment	(860)	(749)
Purchase of BOLI	—	(3,000)
Net change in FHLB stock, net	1,730	(1,437)
Net cash from (used) by investing activities	27,422	(59,550)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	47,331	27,636
Proceeds from borrowings	155,306	166,505
Repayments of borrowings	(205,725)	(134,505)
Dividends paid	(663)	(395)
Proceeds from stock options exercised	44	260
Common stock repurchased	(285)	—
Net cash (used) from financing activities	(3,992)	59,501
NET INCREASE IN CASH AND CASH EQUIVALENTS	30,295	6,725
CASH AND CASH EQUIVALENTS, beginning of period	32,779	18,915
CASH AND CASH EQUIVALENTS, end of period	$63,074	$25,640

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$4,462	$1,416
Income taxes	—	—

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities, net	1,328	(1,581)
Property taken in settlement of loans	92	—
Retention of gross mortgage servicing rights from loan sales	$844	$1,138

See accompanying notes to these consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 21 full-service bank branches, an administrative office that accepts deposits, and eight home loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, Clallam, Grays Harbor, Thurston, and Lewis counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

Financial Statement Presentation - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10‑K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2018, as filed with the SEC on March 15, 2019. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, and the deferred income taxes.

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

Segment Reporting - The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See “Note 16 - Business Segments.”

Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2019 for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all current expected credit losses (“CECL”) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of CECL. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. Once adopted, we anticipate our allowance for loan losses to increase through a one‑time adjustment to retained earnings, however, until our evaluation is complete the magnitude of the increase will be unknown.

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

In August 2018, FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract.  The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software.  The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.  This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The amendments in this ASU should be applied either retrospectively to all implementation costs incurred after the date of adoption.  Adoption of ASU 2018-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Application of New Accounting Guidance Adopted in 2019

On January 1, 2019, the Company adopted FASB ASU No. 2016‑02, Leases (Topic 842). ASU No. 2016‑02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and an ROU asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis.  In July 2018, the FASB issued ASU No, 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.

These ASUs contain clarifications to ASU 2016-02, including providing a new transition method in addition to the existing transition method contained in ASU No. 2016-02 to allow entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  These amendments have the same effective date as ASU 2016-02.  In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements. The amendment in this ASU that is applicable to the Company is Item 3 which clarifies interim disclosure requirements that allow omission of required transition disclosures. The effective date for this item is the same as ASU 2016-02.

For financial reporting purposes, the Company applied the modified retrospective transition approach and elected to apply the transition option included in ASU 2018-11 on the effective date, January 1, 2019 which eliminates the requirement for reporting comparative periods presented in the financial statements prior to that date.

The new standard provides for a number of practical expedients in transition. The Company elected the package of practical expedients, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use-of-hindsight and elected the practical expedient to not separate lease and non-lease components on our real estate leases where we are the lessee.  The Company did not elect the practical expedient pertaining to land easement as it is not applicable to us.

The new standard also provides practical expedients for an entity's ongoing accounting. The Company has elected the short-term lease recognition exemption for certain leases which are less than 12 months in duration or month-to-month. This means, for those leases that qualify, ROU assets or lease liabilities will not be recognized.

The adoption of this ASU created ROU assets of $4.8 million and operating lease liabilities of $5.0 million, and the related impact to the Company’s March 31, 2019 Consolidated Balance Sheet was approximately 0.3%.  Additional disclosures required by the ASU have been included in “Note 7 - Leases.”

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

The Anchor Acquisition was accounted for under the acquisition method of accounting and accordingly, the assets and liabilities were recorded at their fair values on November 15, 2018, the date of acquisition. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to the closing date fair values become available.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

	Acquired Book	Fair Value		Amount
November 15, 2018	Value	Adjustments		Recorded
Assets
Cash and cash equivalents	$54,558	$—		$54,558
Securities available-for-sale	19,609	(54)		19,555
Loans receivable, net	361,596	(5,321)	(1)	356,275
Premises and equipment, net	8,411	3,354	(2)	11,765
Other real estate owned	689	—		689
Deferred tax asset	4,097	(3,358)		739
Mortgage servicing rights	218	564		782
Core deposit intangible ("CDI")	—	5,251	(3)	5,251
Other assets	25,231	18		25,249
Total assets acquired	$474,409	$454		$474,863
Liabilities
Deposits	$357,863	$(1,052)	(4)	$356,811
Borrowings	37,000	(282)		36,718
Other liabilities	9,286	63		9,349
Total liabilities assumed	$404,149	$(1,271)		$402,878

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

(2) The fair value adjustment represents the difference between the fair value of the premises and the book value of those assets acquired. The Company utilized third-party valuations including appraisals, comparative market analysis, and tax-assessed values to assist in the determination of the fair value.

(3) The fair value adjustment of $5.3 million represents the value of the core deposit base assumed on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over an estimated 10 year life of the core deposit base and will be reviewed for impairment annually. See “Note 17 - Goodwill and Other Intangible Assets.”

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

The following table summarizes the consideration paid, the aggregate amount recognized for each major class of assets acquired and liabilities assumed by 1st Security Bank in the Anchor Acquisition:

	At November 15, 2018
Purchase price of Anchor
Fair value of FS Bancorp common stock at $46.54 (1) per share for 725,518 shares		$33,766
Cash paid		30,805
Total purchase price		64,571

Fair value of assets acquired:
Cash and cash equivalents	$54,558
Securities available-for-sale	19,555
Loans receivable, net	356,275
Premises and equipment	11,765
OREO	689
Deferred tax asset	739
Mortgage servicing rights	782
Intangible assets – CDI	5,251
Other assets	25,249
Total assets and identifiable intangible assets acquired	$474,863

Fair value of liabilities assumed:
Deposits	$356,811
Borrowings	36,718
Other liabilities	9,349
Total liabilities assumed	$402,878

Fair value of net assets and identifiable intangible assets acquired		71,985
Bargain purchase gain		$(7,414)

_______________________

(1) Stock price is as of the closing date.

The application of the acquisition method of accounting resulted in a bargain purchase gain of $7.4 million for the year ended December 31, 2018 and was reported as a component of noninterest income on our Consolidated Statements of Income.  The bargain purchase gain was primarily due to the decline in the value of the stock portion of the merger consideration between signing and closing the Anchor Acquisition which resulted in the purchase price for Anchor being less than the fair market value of the net assets acquired.  In the merger, each Anchor shareholder received 0.291 of a share of FS Bancorp common stock for each share of Anchor common stock along with $12.40 in cash.

The Company determined that the disclosure requirements related to the amounts of revenues and earnings of Anchor included in the consolidated statements of operations since the November 15, 2018 acquisition date was impracticable. The financial activity and operating results of Anchor were commingled with the Company’s financial activity and operating results as of the acquisition date.

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at March 31, 2019 and December 31, 2018:

	March 31, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$13,045	$42	$(42)	$13,045
Corporate securities	8,556	21	(37)	8,540
Municipal bonds	14,412	178	(116)	14,474
Mortgage-backed securities	49,632	123	(503)	49,252
U.S. Small Business Administration securities	14,694	—	(222)	14,472
Total securities available-for-sale	$100,339	$364	$(920)	$99,783

	December 31, 2018
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$16,052	$32	$(197)	$15,887
Corporate securities	7,074	—	(209)	6,865
Municipal bonds	14,446	23	(275)	14,194
Mortgage-backed securities	45,827	83	(1,074)	44,836
U.S. Small Business Administration securities	15,690	—	(267)	15,423
Total securities available-for-sale	$99,089	$138	$(2,022)	$97,205

At March 31, 2019, the Bank had pledged 11 securities held at the FHLB of Des Moines with a carrying value of $13.9 million to secure Washington State public deposits of $11.5 million with a $4.4 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2018, the Bank pledged 11 securities held at the FHLB of Des Moines with a carrying value of $13.7 million to secure Washington State public deposits of $19.9 million with an $8.4 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at March 31, 2019 and December 31, 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$—	$—	$4,952	$(42)	$4,952	$(42)
Corporate securities	2,486	(6)	5,033	(31)	7,519	(37)
Municipal bonds	—	—	5,082	(116)	5,082	(116)
Mortgage-backed securities	2,305	(6)	28,913	(497)	31,218	(503)
U.S. Small Business Administration securities	—	—	14,472	(222)	14,472	(222)
Total	$4,791	$(12)	$58,452	$(908)	$63,243	$(920)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$6,018	$(25)	$4,822	$(172)	$10,840	$(197)
Corporate securities	975	(25)	5,890	(184)	6,865	(209)
Municipal bonds	2,098	(22)	8,787	(253)	10,885	(275)
Mortgage-backed securities	6,266	(40)	32,537	(1,034)	38,803	(1,074)
U.S. Small Business Administration securities	1,958	(11)	13,465	(256)	15,423	(267)
Total	$17,315	$(123)	$65,501	$(1,899)	$82,816	$(2,022)

There were four investments with unrealized losses of less than one year, and 41 investments with unrealized losses of more than one year at March 31, 2019. There were 14 investments with unrealized losses of less than one year, and 48 investments with unrealized losses of more than one year at December 31, 2018. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the three months ended March 31, 2019, or for the year ended December 31, 2018.

The contractual maturities of securities available-for-sale at March 31, 2019 and December 31, 2018 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency securities
Due after one year through five years	$1,041	$1,048	$1,043	$1,040
Due after five years through ten years	7,006	7,011	10,011	9,941
Due after ten years	4,998	4,986	4,998	4,906
Subtotal	13,045	13,045	16,052	15,887
Corporate securities
Due after one year through five years	7,064	7,048	6,077	5,947
Due after five years through ten years	1,492	1,492	997	918
Subtotal	8,556	8,540	7,074	6,865
Municipal bonds
Due after one year through five years	2,659	2,619	2,659	2,570
Due after five years through ten years	2,599	2,661	2,610	2,592
Due after ten years	9,154	9,194	9,177	9,032
Subtotal	14,412	14,474	14,446	14,194
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	31,691	31,571	30,554	30,026
Federal Home Loan Mortgage Corporation (“FHLMC”)	10,008	9,812	10,301	9,961
Government National Mortgage Association (“GNMA”)	7,933	7,869	4,972	4,849
Subtotal	49,632	49,252	45,827	44,836
U.S. Small Business Administration securities
Due after one year through five years	862	841	—	—
Due after five years through ten years	12,061	11,884	13,828	13,581
Due after ten years	1,771	1,747	1,862	1,842
Subtotal	14,694	14,472	15,690	15,423
Total	$100,339	$99,783	$99,089	$97,205

There were no sales proceeds, gains, or losses for the three months ended March 31, 2019, compared to the proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the three months ended March 31, 2018 shown below:

	March 31, 2018
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$5,305	$113	$—

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
REAL ESTATE LOANS
Commercial	$208,607	$204,699
Construction and development	219,229	247,306
Home equity	40,714	40,258
One-to-four-family (excludes loans held for sale)	261,868	249,397
Multi-family	102,997	104,663
Total real estate loans	833,415	846,323
CONSUMER LOANS
Indirect home improvement	174,792	167,793
Solar	44,494	44,433
Marine	59,884	57,822
Other consumer	5,246	5,425
Total consumer loans	284,416	275,473
COMMERCIAL BUSINESS LOANS
Commercial and industrial	137,325	138,686
Warehouse lending	41,914	65,756
Total commercial business loans	179,239	204,442
Total loans receivable, gross	1,297,070	1,326,238
Allowance for loan losses	(11,845)	(12,349)
Deferred costs and fees, net	(2,710)	(2,907)
Premiums on purchased loans	1,408	1,537
Total loans receivable, net	$1,283,923	$1,312,519

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington and near our one loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans and solar loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At March 31, 2019, the Bank held approximately $589.5 million in loans that qualify as collateral for FHLB advances and held approximately $274.8 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

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

Marine. Loans originated by the Company, secured by boats, to borrowers primarily located in the states we originate consumer loans.

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

Warehouse Lending. Loans originated to non-depository financial institutions and secured by notes originated by the non-depository financial institution.  The Company has two distinct warehouse lending divisions: commercial warehouse re-lending secured by notes on construction loans and mortgage warehouse re-lending secured by notes on one-to-four-family loans.  The Company’s commercial construction warehouse lines are secured by notes on construction loans and typically guaranteed by principals with experience in construction lending.  Mortgage warehouse lending loans are funded through third-party residential mortgage bankers.  Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market.

The following tables detail activity in the allowance for loan losses by loan categories at or for the three months ended March 31, 2019 and 2018:

	At or For the Three Months Ended March 31, 2019
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$5,761	$3,351	$3,191	$46	$12,349
Provision for loan losses	24	114	691	(79)	750
Charge-offs	—	(250)	(1,152)	—	(1,402)
Recoveries	—	148	—	—	148
Net charge-offs	—	(102)	(1,152)	—	(1,254)
Ending balance	$5,785	$3,363	$2,730	$(33)	$11,845
Period end amount allocated to:
Loans individually evaluated for impairment	$173	$160	$—	$—	$333
Loans collectively evaluated for impairment	5,612	3,203	2,730	(33)	11,512
Ending balance	$5,785	$3,363	$2,730	$(33)	$11,845
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,156	$457	$431	$—	$2,044
Loans collectively evaluated for impairment	832,259	283,959	178,808	—	1,295,026
Ending balance	$833,415	$284,416	$179,239	$—	$1,297,070

	At or For the Three Months Ended March 31, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,770	$2,814	$2,014	$1,158	$10,756
Provision for loan losses	14	84	295	(43)	350
Charge-offs	(4)	(228)	—	—	(232)
Recoveries	—	264	2	—	266
Net (charge-offs) recoveries	(4)	36	2	—	34
Ending balance	$4,780	$2,934	$2,311	$1,115	$11,140
Period end amount allocated to:
Loans individually evaluated for impairment	$41	$87	$—	$—	$128
Loans collectively evaluated for impairment	4,739	2,847	2,311	1,115	11,012
Ending balance	$4,780	$2,934	$2,311	$1,115	$11,140
LOANS RECEIVABLE
Loans individually evaluated for impairment	$472	$248	$—	$—	$720
Loans collectively evaluated for impairment	446,119	218,681	152,175	—	816,975
Ending balance	$446,591	$218,929	$152,175	$—	$817,695

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

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans at March 31, 2019 and December 31, 2018:

	March 31, 2019
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$208,607	$208,607	$—
Construction and development	—	—	—	—	219,229	219,229	—
Home equity	5	—	186	191	40,523	40,714	191
One-to-four-family	1,466	—	1,512	2,978	258,890	261,868	1,902
Multi-family	—	—	—	—	102,997	102,997	—
Total real estate loans	1,471	—	1,698	3,169	830,246	833,415	2,093
CONSUMER LOANS
Indirect home improvement	244	152	95	491	174,301	174,792	381
Solar	—	58	16	74	44,420	44,494	59
Marine	—	—	—	—	59,884	59,884	5
Other consumer	28	16	16	60	5,186	5,246	12
Total consumer loans	272	226	127	625	283,791	284,416	457
COMMERCIAL BUSINESS LOANS
Commercial and industrial	80	—	431	511	136,814	137,325	431
Warehouse lending	—	—	—	—	41,914	41,914	—
Total commercial business loans	80	—	431	511	178,728	179,239	431
Total loans	$1,823	$226	$2,256	$4,305	$1,292,765	$1,297,070	$2,981

	December 31, 2018
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$204,699	$204,699	$—
Construction and development	—	—	—	—	247,306	247,306	—
Home equity	158	40	229	427	39,831	40,258	229
One-to-four-family	1,274	164	1,358	2,796	246,601	249,397	1,552
Multi-family	—	—	—	—	104,663	104,663	—
Total real estate loans	1,432	204	1,587	3,223	843,100	846,323	1,781
CONSUMER LOANS
Indirect home improvement	438	196	113	747	167,046	167,793	367
Solar	62	43	41	146	44,287	44,433	41
Marine	50	—	—	50	57,772	57,822	18
Other consumer	69	24	11	104	5,321	5,425	2
Total consumer loans	619	263	165	1,047	274,426	275,473	428
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	431	—	431	138,255	138,686	1,685
Warehouse lending	—	—	—	—	65,756	65,756	—
Total commercial business loans	—	431	—	431	204,011	204,442	1,685
Total loans	$2,051	$898	$1,752	$4,701	$1,321,537	$1,326,238	$3,894

There was one other consumer loan and two other consumer loans 90 days or more past due and still accruing interest of $5,000 and $11,000 at March 31, 2019 and at December 31, 2018, respectively.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for loan losses has been provided and loans for which no allowance was provided at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$191	$191	$—
One-to-four-family	746	746	—
Total real estate loans	937	937	—
Commercial business loans	431	431	—
	1,368	1,368	—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	1,156	1,156	173
Consumer loans	457	457	160
	1,613	1,613	333
Total	$2,981	$2,981	$333

	December 31, 2018
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$229	$229	$—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	1,552	1,552	125
Consumer loans	428	428	150
Commercial business loans	1,685	1,685	700
	3,665	3,665	975
Total	$3,894	$3,894	$975

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three months ended March 31, 2019 and 2018:

	At or For the Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$267	$—	$203	$2
One-to-four-family	830	15	—	—
Total real estate loans	1,097	15	203	2
Commercial business loans	431	—	—	—
	1,528	15	203	2
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	1,156	—	271	2
Consumer loans	459	9	259	6
Commercial business loans	1,152	7	—	—
	2,767	16	530	8
Total	$4,295	$31	$733	$10

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

The following tables summarize risk rated loan balances by category at the dates indicated:

	March 31, 2019
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$206,655	$1,952	$—	$—	$—	$—	$208,607
Construction and development	213,708	5,521	—	—	—	—	219,229
Home equity	40,485	—	38	191	—	—	40,714
One-to-four-family	259,697	206	63	1,902	—	—	261,868
Multi-family	101,774	1,223	—	—	—	—	102,997
Total real estate loans	822,319	8,902	101	2,093	—	—	833,415
CONSUMER LOANS
Indirect home improvement	174,411	—	—	381	—	—	174,792
Solar	44,435	—	—	59	—	—	44,494
Marine	59,879	—	—	5	—	—	59,884
Other consumer	5,227	—	7	12	—	—	5,246
Total consumer loans	283,952	—	7	457	—	—	284,416
COMMERCIAL BUSINESS LOANS
Commercial and industrial	124,066	8,658	20	4,581	—	—	137,325
Warehouse lending	41,914	—	—	—	—	—	41,914
Total commercial business loans	165,980	8,658	20	4,581	—	—	179,239
Total loans receivable, gross	$1,272,251	$17,560	$128	$7,131	$—	$—	$1,297,070

	December 31, 2018
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$203,557	$1,142	$—	$—	$—	$—	$204,699
Construction and development	244,577	2,729	—	—	—	—	247,306
Home equity	39,846	—	183	229	—	—	40,258
One-to-four-family	247,575	207	63	1,552	—	—	249,397
Multi-family	103,447	1,216	—	—	—	—	104,663
Total real estate loans	839,002	5,294	246	1,781	—	—	846,323
CONSUMER LOANS
Indirect home improvement	167,426	—	—	367	—	—	167,793
Solar	44,392	—	—	41	—	—	44,433
Marine	57,804	—	—	18	—	—	57,822
Other consumer	5,415	—	8	2	—	—	5,425
Total consumer loans	275,037	—	8	428	—	—	275,473
COMMERCIAL BUSINESS LOANS
Commercial and industrial	124,089	8,813	—	5,784	—	—	138,686
Warehouse lending	65,756	—	—	—	—	—	65,756
Total commercial business loans	189,845	8,813	—	5,784	—	—	204,442
Total loans receivable, gross	$1,303,884	$14,107	$254	$7,993	$—	$—	$1,326,238

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $1.24 billion and $1.19 billion at March 31, 2019 and December 31, 2018, respectively, and are carried at the lower of cost or market.

The following table summarizes servicing rights activity for the three months ended March 31, 2019 and 2018:

	At or For the Three Months Ended
	March 31,
	2019	2018
Beginning balance	$10,429	$6,795
Additions	844	1,138
Servicing rights amortized	(639)	(418)
Impairment on servicing rights	(23)	—
Ending balance	$10,611	$7,515

The fair market value of the servicing rights’ assets was $12.9 million and $14.6 million at March 31, 2019 and December 31, 2018, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At March 31,	At December 31,
	2019	2018
Key assumptions:
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	13.5%	9.4%
Weighted average life in years	6.1	7.7

Key economic assumptions and the sensitivity of the current fair value for single family MSR to immediate adverse changes in those assumptions at March 31, 2019 and December 31, 2018 were as follows:

		March 31, 2019	December 31, 2018
Aggregate portfolio principal balance		$1,235,058	$1,186,858
Weighted average rate of note		4.3%	4.3%

At March 31, 2019	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	13.5%	18.8%	26.2%
Fair value MSR	$12,914	$10,916	$8,957
Percentage of MSR	1.0%	0.9%	0.7%

Discount rate	9.7%	10.2%	10.7%
Fair value MSR	$12,914	$12,676	$12,446
Percentage of MSR	1.0%	1.0%	1.0%

At December 31, 2018	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.8%	11.6%	17.7%
Fair value MSR	$14,218	$12,723	$10,358
Percentage of MSR	1.2%	1.1%	0.9%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$14,218	$13,912	$13,617
Percentage of MSR	1.2%	1.2%	1.2%

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

The Company recorded $802,000 and $536,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of mortgage and commercial loans for the three months ended March 31, 2019 and 2018, respectively. The income, net of amortization, is reported in noninterest income on the Consolidated Statements of Income.

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

The following tables summarize the Company’s derivative instruments at the dates indicated:

	March 31, 2019
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$41,486	$686	$—
Mandatory and best effort forward commitments with investors	17,530	—	96
Forward TBA mortgage-backed securities	64,500	—	301
TBA mortgage-backed securities forward sales paired off with investors	23,500	—	160

	December 31, 2018
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$29,432	$503	$—
Mandatory and best effort forward commitments with investors	24,776	—	34
Forward TBA mortgage-backed securities	51,500	—	540
TBA mortgage-backed securities forward sales paired off with investors	6,500	—	64

At March 31, 2019 and December 31, 2018, the Company had $64.5 million and $51.5 million of TBA trades with counterparties that required margin collateral of $460,000 for both periods.  This collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $299,000 and $81,000 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 7 - LEASES

The Company has operating leases for retail bank and home lending branches, and certain equipment. The ROU assets obtained in exchange for operating lease obligations totaled $5.2 million at January 1, 2019.  Our leases have remaining lease terms of three months to eight years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense) are as follows for the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Lease cost:
Operating lease cost	$308
Short-term lease cost	46
Total lease cost	$354

The following table provides supplemental information related to operating leases:

	Three Months Ended
	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$334
Weighted average remaining lease term- operating leases	5.8	years
Weighted average discount rate- operating leases	3.08%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the weighted average discount rate used to present value the future value of lease payments due in calculating the value of the ROU asset and lease liability was determined by utilizing the December 31, 2018 fixed-rate advances issued by the FHLB of Des Moines, for all leases entered into prior to the January 1, 2019 adoption date.  Since adopting the new standard, the Company has not entered into any new leases.

Maturities of operating lease liabilities at March 31, 2019 for future periods are as follows:

Remainder of 2019	$972
2020	1,082
2021	947
2022	841
2023	482
Thereafter	1,282
Total lease payments	$5,606
Less imputed interest	(630)
Total	$4,976

NOTE 8 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at and for the three months ended March 31, 2019 and 2018:

	At or For the Three Months Ended
	March 31,
	2019	2018

Beginning balance	$689	$—
Additions	77	—
Gross proceeds from sale of OREO	(684)	—
Gain on sale of OREO	85	—
Ending balance	$167	$—

At March 31, 2019, there were $167,000 in OREO properties and associated holding costs of $4,000, compared to no OREO properties at March 31, 2018.

There were $442,000 in mortgage loans collateralized by residential real estate property in the process of foreclosure at March 31, 2019.

NOTE 9 - DEPOSITS

Deposits are summarized as follows at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019 (1)(2)	2018(1)(2)
Noninterest-bearing checking	$228,067	$221,107
Interest-bearing checking	181,402	151,103
Savings	122,940	122,344
Money market	270,718	282,595
Certificates of deposit less than $100,000(3)	261,664	243,193
Certificates of deposit of $100,000 through $250,000	160,899	154,095
Certificates of deposit of $250,000 and over(4)	78,342	86,357
Escrow accounts related to mortgages serviced	17,518	13,425
Total	$1,321,550	$1,274,219

__________________________

(1)

Includes $120.7 million of deposits at March 31, 2019 from the purchase of four retail bank branches from Bank of America, National Association on January 22, 2016 (“Branch Purchase”) and $120.0 million at December 31, 2018.

(2)	Includes $343.6 million and $321.1 million of deposits at March 31, 2019 and December 31, 2018, respectively, from the Anchor Acquisition.
(3)	Includes $129.7 million and $116.7 million of brokered deposits at March 31, 2019 and December 31, 2018, respectively.
(4)	Time deposits that meet or exceed the FDIC insurance limit.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank based on a percentage of deposits. The amounts of such balances at March 31, 2019 and December 31, 2018 were $24.5 million and $17.4 million, respectively, included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Scheduled maturities of time deposits at March 31, 2019 for future periods ending are as follows:

At March 31, 2019
Maturing in 2019	$249,727
Maturing in 2020	162,185
Maturing in 2021	48,513
Maturing in 2022	29,270
Maturing in 2023	9,441
Thereafter	1,769
Total	$500,905

Interest expense by deposit category for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31,
	2019	2018
Interest-bearing checking	$196	$67
Savings and money market	763	319
Certificates of deposit	2,751	858
Total	$3,710	$1,244

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

The following table provides a summary of the Company’s commitments at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Commercial	$4,476	$5,836
Construction and development	62,129	76,889
One-to-four-family (includes locks for salable loans)	43,666	35,714
Home equity	40,801	41,204
Multi-family	507	515
Total real estate loans	151,579	160,158
CONSUMER LOANS	23,451	18,560
COMMERCIAL BUSINESS LOANS
Commercial and industrial	75,869	72,880
Warehouse lending	50,086	44,243
Total commercial business loans	125,955	117,123
Total commitments to extend credit	$300,985	$295,841

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $285,000 at March 31, 2019 and $299,000 at December 31, 2018. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated loss reserve.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through March 31, 2019, the total loans sold to the FHLB were $68.2 million with the FLA totaling $776,000 and the CE obligation at $524,000 or 0.77% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $227,000, which is a part of the off-balance sheet holdback for loans sold. There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at both March 31, 2019 and December 31, 2018.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at both March 31, 2019 and December 31, 2018, which is included in other liabilities on the Consolidated Balance Sheets.

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

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6298 when all litigation pending as of the date of the IPO is concluded. The conversion rate was reduced in 2018 as Visa made an additional deposit to their litigation escrow account thus reducing the number of as-converted Class B shares and corresponding conversion rate. At March 31, 2019, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at March 31, 2019 and December 31, 2018 was $156.19 per share and $131.94 per share, respectively.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at March 31, 2019.

NOTE 11 - FAIR VALUE MEASUREMENTS

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. ASU 2016-01,  Financial Instruments - Overall (Subtopic 825‑10), Recognition and Measurement of Financial Assets and Financial Liabilities, requires us to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

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

The following methods were used to estimate the fair value of financial instruments on a recurring and nonrecurring basis:

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at the dates indicated:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At March 31, 2019
U.S. agency securities	$—	$13,045	$—	$13,045
Corporate securities	—	8,540	—	8,540
Municipal bonds	—	14,474	—	14,474
Mortgage-backed securities	—	49,252	—	49,252
U.S. Small Business Administration securities	—	14,472	—	14,472
Total	$—	$99,783	$—	$99,783

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2018
U.S. agency securities	$—	$15,887	$—	$15,887
Corporate securities	—	6,865	—	6,865
Municipal bonds	—	14,194	—	14,194
Mortgage-backed securities	—	44,836	—	44,836
U.S. Small Business Administration securities	—	15,423	—	15,423
Total	$—	$97,205	$—	$97,205

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at the dates indicated:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
March 31, 2019	$—	$45,591	$—	$45,591
December 31, 2018	$—	$51,195	$—	$51,195

The following tables present the fair value of interest rate lock commitments with customers, individual forward sale commitments with investors, and paired off commitments with investors measured at their fair value on a recurring basis at the dates indicated:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
March 31, 2019	$—	$—	$686	$686
December 31, 2018	$—	$—	$503	$503

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2019	$—	$(301)	(96)	$(397)
December 31, 2018	$—	$(540)	$(34)	$(574)

	Paired Off Commitments with Investors
	Level 1	Level 2	Level 3	Total
March 31, 2019	$—	$(160)	$—	$(160)
December 31, 2018	$—	$(64)	$—	$(64)

The following tables present impaired loans, OREO and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
March 31, 2019	$—	$—	$2,981	$2,981
December 31, 2018	$—	$—	$3,894	$3,894

	OREO
	Level 1	Level 2	Level 3	Total
March 31, 2019	$—	$—	$167	$167
December 31, 2018	$—	$—	$689	$689

	Servicing Rights
	Level 1	Level 2	Level 3	Total
March 31, 2019	$—	$—	$12,914	$12,914
December 31, 2018	$—	$—	$14,593	$14,593

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at March 31, 2019:

Level 3		Significant	Range	Weighted
Fair Value Instruments	Valuation Technique	Unobservable Inputs	(Weighted Average)	Average
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	95.0%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	95.0%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 50%	11.2%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	0% - 75%	35.7%
Servicing rights	Industry sources	Pre-payment speeds	10% - 26%	13.5%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2019 and 2018:

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
	Balance	issuances	settlements	Balance	at end of year
2019
Interest rate lock commitments with customers	$503	$1,931	$(1,748)	$686	$183
Individual forward sale commitments with investors	(34)	(162)	100	(96)	(62)
2018
Interest rate lock commitments with customers	$726	$2,435	$(2,346)	$815	$89
Individual forward sale commitments with investors	51	573	(620)	4	(47)

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

Financial Instruments with Book Value Equal to Fair Value -  The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value.  These instruments include cash and cash equivalents and certificates of deposit at other financial institutions, FHLB stock, BOLI, accrued interest, and off-balance sheet instruments.

Fair Value Estimates - The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in following financial instruments table:

Loans Receivable, Net - Fair values for loans are estimated using an exit price assumption (Level 3).

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

The following table provides estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018, whether or not recognized at fair value on the Consolidated Balance Sheets:

	March 31,		December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$63,074	$63,074	$32,779	$32,779
Certificates of deposit at other financial institutions	22,073	22,073	22,074	22,074
Level 2 inputs:
Securities available-for-sale, at fair value	99,783	99,783	97,205	97,205
Loans held for sale, at fair value	45,591	45,591	51,195	51,195
FHLB stock, at cost	8,157	8,157	9,887	9,887
Accrued interest receivable	5,812	5,812	5,761	5,761
Level 3 inputs:
Loans receivable, gross	1,297,070	1,302,247	1,326,238	1,320,341
Servicing rights, held at lower of cost or fair value	10,611	12,914	10,429	14,593
Fair value interest rate locks with customers	686	686	503	503
Financial Liabilities
Level 2 inputs:
Deposits	1,321,550	1,310,404	1,274,219	1,261,096
Borrowings	86,824	86,609	137,149	136,873
Subordinated note	9,870	10,242	9,865	10,242
Accrued interest payable	504	504	344	344
Paired off commitments with investors	160	160	64	64
Individual forward sale commitments with investors	301	301	540	540
Level 3 inputs:
Individual forward sale commitments with investors	96	96	34	34

NOTE 12 - EMPLOYEE BENEFITS

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at March 31, 2019 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended March 31, 2019 and 2018 was $321,000 and $359,000, respectively.

Shares held by the ESOP at March 31, 2019 and 2018 were as follows (shown as actual):

	Balances	Balances
	at March 31, 2019	at March 31, 2018
Allocated shares	176,809	153,049
Committed to be released shares	6,480	6,480
Unallocated shares	71,283	97,204
Total ESOP shares	254,572	256,733

Fair value of unallocated shares (in thousands)	$3,530	$5,382

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method, described in the Accounting Standard Codification for Earnings Per Share. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (shown as actual):

	At or For the Three Months Ended March 31,
Numerator:	2019	2018
Net income (in thousands)	$5,192	$4,322
Denominator:
Basic weighted average common shares outstanding	4,355,307	3,556,581
Dilutive shares	138,119	194,956
Diluted weighted average common shares outstanding	4,493,426	3,751,537
Basic earnings per share	$1.19	$1.22
Diluted earnings per share	$1.15	$1.15
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	44,488	—

Potential dilutive shares are excluded from computation of earnings per share if their effect is anti-dilutive. Certain options to purchase common stock shares were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.

NOTE 14 - STOCK-BASED COMPENSATION

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

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The Plan provides for the grant of stock options and RSAs.  The 2013 Plan authorizes the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 option share awards were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of May 8, 2014, of $16.89 per share. The 2013 Plan authorizes the grant of RSAs totaling 129,605 shares to Company directors, advisory directors, emeritus directors, officers, and employees, and 125,105 shares were granted on May 8, 2014 at a grant date fair value of $16.89 per share. The remaining 4,500 RSAs were granted January 1, 2016 at a grant date fair value of $26.00 per share.

Total share-based compensation expense for both plans was $262,000 for the three months ended March 31, 2019, and $135,000 for the 2013 Plan for the three months ended March 31, 2018.

Stock Options

Both plans consist of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Options typically vest over a period of five years with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At March 31, 2019, there were 387,000 and 6,013 option share awards available to be granted under the 2018 Plan and the 2013 Plan, respectively.

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

The following table presents a summary of the Company’s stock option awards during the three months ended March 31, 2019 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2019	290,104	$31.27	6.83	$4,940,803
Granted	—	—	—	—
Less exercised	2,600	$16.89	—	$92,131
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2019	287,504	$31.40	6.54	$6,298,259

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	286,750	$31.33	6.53	$6,297,620

Exercisable at March 31, 2019	130,204	$16.89	4.98	$4,373,552

__________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At March 31, 2019, there was $1.2 million of total unrecognized compensation cost related to nonvested stock options granted under both plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.3 years.

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

The following table presents a summary of the Company’s nonvested awards during the three months ended March 31, 2019 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2019	43,421	$41.22
Granted	—	—
Less vested	3,300	$21.03
Forfeited or expired	—	—
Nonvested at March 31, 2019	40,121	$42.88

At March 31, 2019, there was $1.3 million of total unrecognized compensation costs related to nonvested shares granted under both plans as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of

4.3 years. The total fair value of shares vested for the three months ended March 31, 2019 and 2018 was $162,000 and $82,000, respectively.

NOTE 15 - REGULATORY CAPITAL

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At March 31, 2019 and December 31, 2018, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at March 31 2019, that the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at March 31, 2019 and December 31, 2018 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2019
Total risk-based capital
(to risk-weighted assets)	$193,032	14.73%	$104,832	8.00%	$137,592	10.50%	$131,040	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$180,902	13.81%	$78,624	6.00%	$111,384	8.50%	$104,832	8.00%
Tier 1 leverage capital
(to average assets)	$180,902	11.01%	$65,702	4.00%	$—	N/A	$82,127	5.00%
CET 1 capital
(to risk-weighted assets)	$180,902	13.81%	$58,968	4.50%	$91,728	7.00%	$85,176	6.50%

At December 31, 2018
Total risk-based capital
(to risk-weighted assets)	$188,472	13.52%	$111,493	8.00%	$137,694	9.88%	$139,366	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$175,824	12.62%	$83,620	6.00%	$109,820	7.88%	$111,493	8.00%
Tier 1 leverage capital
(to average assets)	$175,824	10.67%	$65,884	4.00%	$—	N/A	$82,355	5.00%
CET 1 capital
(to risk-weighted assets)	$175,824	12.62%	$62,715	4.50%	$88,846	6.38%	$90,588	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2019, the Bank’s capital conservation buffer was 6.73%.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2019, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at March 31, 2019 were 11.1% for Tier 1 leverage-based capital, 13.0% for Tier 1 risk-based capital, 13.9% for total risk-based capital, and 13.0% for CET 1 capital ratio, compared to 12.2%, 14.5%, 15.8%, and 14.5% at March 31, 2018, respectively.

NOTE 16 - BUSINESS SEGMENTS

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. We originate consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At March 31, 2019, our retail deposit branch network consisted of 21 branches in the Pacific Northwest. At March 31, 2019 and December 31, 2018, our deposits totaled $1.32 billion and $1.27 billion, respectively. This segment is also responsible for the management of our investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as originating adjustable rate mortgage (“ARM”) loans held for investment. The majority of our mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or FHLB, while we retain the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. We have the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders. On occasion, we may sell a portion of our MSR portfolio and we may sell small pools of loans initially originated to be held in the loan portfolio. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the three months ended March 31, 2019 and 2018:

	At or For the Three Months Ended March 31, 2019
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$1,071	$16,618	$17,689
Provision for loan losses	(59)	(691)	(750)
Noninterest income	2,419	2,136	4,555
Noninterest expense	(3,304)	(11,493)	(14,797)
Income before provision for income taxes	127	6,570	6,697
Provision for income taxes	(29)	(1,476)	(1,505)
Net income	$98	$5,094	$5,192
Total average assets at period end	$239,287	$1,375,574	$1,614,861
FTEs	112	314	426

	At or For the Three Months Ended March 31, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$715	$10,782	$11,497
Provision for loan losses	4	(354)	(350)
Noninterest income	3,766	1,258	5,024
Noninterest expense	(4,056)	(6,980)	(11,036)
Income before provision for income taxes	429	4,706	5,135
Provision for income taxes	(68)	(745)	(813)
Net income	$361	$3,961	$4,322
Total average assets at period end	$216,384	$800,334	$1,016,718
FTEs	116	213	329

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

NOTE 17 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at March 31, 2019 and December 31, 2018, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the Branch Purchase in 2016.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2018, and determined that no impairment of goodwill existed. No events or circumstances since the December 31, 2018 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed at March 31, 2019.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2018, and the three months ended March 31, 2019.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2017	$2,239	$(922)	$1,317
Amortization	—	(307)	(307)
Additions as a result of the Anchor Acquisition (1)	5,251	(44)	5,207
Balance, December 31, 2018	7,490	(1,273)	6,217
Amortization	—	(190)	(190)
Balance, March 31, 2019	$7,490	$(1,463)	$6,027

____________________________

(1) See “Note 2 - Business Combination.”

The CDI represents the fair value of the acquired core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $190,000 for the three months ended March 31, 2019, and $77,000 for the same period in 2018. Amortization expense for core deposit intangible is expected to be as follows at March 31, 2019:

Remainder of 2019	570
2020	706
2021	691
2022	691
2023	691
Thereafter	2,678
Total	$6,027

NOTE 18 - REVENUE FROM CONTRACTS WITH CUSTOMERS

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

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three months ended March 31, 2019, the Company recognized $1.1 million in total deposit fees, which included $423,000 of debit card interchange fees and $271,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $3.9 million of noninterest income considered not within the scope of ASC 606, compared to $551,000 in total deposit fees including 260,000 of debit card interchange fees, $120,000 of fees from non-sufficient funds, and $4.6 million of noninterest income considered not within the scope of ASC 606 for the three months ended March 31, 2018.

Deposit Fees

The Bank earns fees from its deposit customers for account maintenance, transaction-based services, and overdraft charges.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as wire fees, as well as charges against the account, such as fees for non-sufficient funds and overdrafts. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

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

•

other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services and other risks described elsewhere in this Form 10‑Q and our other reports filed with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and one loan production office located in the Tri-Cities, Washington. On November 15, 2018, the Company completed the Anchor Acquisition and acquired $361.6 million in loans, $357.9 million in deposits, and recorded a bargain purchase gain of $7.4 million based on financial information at that date.  As a result of the Anchor Acquisition, Anchor’s shareholders received 725,518 shares of FS Bancorp common stock and $30.8 million in cash for total consideration paid of $64.6 million.  The Anchor Acquisition added nine full-service bank branches within the communities of Aberdeen, Centralia, Elma, Lacey, Montesano, Ocean Shores, Olympia, Puyallup, and Westport, Washington.  The Anchor Acquisition expanded our Puget Sound-focused retail footprint and provided an opportunity to extend our unique brand of community banking into these communities.  For additional details see “Note 2 - Business Combinations” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including home improvement (“fixture secured”) loans, solar loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, pools, and other improvement renovations is a large and regionally expanding segment of the loan portfolio. Consumer lending is dependent on the Bank’s contractor/dealer network of 94 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona, with four contractor/dealers responsible for 47.2% of the funded loans dollar volume.  The Company funded $27.6 million, or approximately 1,500 loans during the quarter ended March 31, 2019. The following table details total consumer funded loan originations by state for the periods indicated:

	For the Three Months Ended		For the Twelve Months Ended
	March 31, 2019		December 31, 2018
State	Amount	Percent	Amount	Percent
Washington	$12,235	44.4%	$63,738	43.0%
Oregon	7,151	26.0	45,848	30.9
California	6,172	22.4	29,850	20.1
Idaho	1,318	4.8	6,008	4.1
Colorado	525	1.9	2,609	1.8
Arizona	152	0.5	267	0.1
Total consumer loans	$27,553	100.0%	$148,320	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $143.7 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $1.6 million through the home lending segment during the three months ended March 31, 2019, of which $130.9 million were sold to investors. Of the loans sold to investors, $78.7 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At March 31, 2019, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $45.6 million, totaled $261.9 million, or 20.2%, of the total gross loan portfolio.

The Company expanded its residential construction and commercial real estate lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in commercial real estate and multi-family acquisition, development and construction (“ADC”) lending in the Puget Sound market area and the related take-out financing as applicable. The Company has implemented this strategy to take advantage of what is believed to be a strong demand for construction and ADC loans to experienced, successful and relationship driven builders in our market areas.

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

Fair Value. ASC 820, “Fair Value Measurements and Disclosures,” establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value.  Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).  For additional details, see “Note 11 - Fair Value Measurements” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax assets and liabilities are temporary differences payable in future periods. The Company had no net deferred tax assets and net deferred tax liabilities of $663,000 and $361,000, at March 31, 2019 and December 31, 2018, respectively.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Assets. Total assets increased $4.5 million, or 0.3%, to $1.63 billion at March 31, 2019, compared to $1.62 billion at December 31, 2018, primarily due to increases in total cash and cash equivalents of $30.3 million, an operating lease ROU asset of $4.8 million, other assets of $2.7 million, and securities available-for-sale of $2.6 million, partially offset by decreases in loans receivable, net of $28.6 million, loans held for sale of $5.6 million, and FHLB stock of $1.7 million.  The increases in total assets were primarily funded by deposit growth.

Loans receivable, net decreased $28.6 million, or 2.2%, to $1.28 billion at March 31, 2019, from $1.31 billion at December 31, 2018.  Commercial business loans decreased $25.2 million, primarily due to a decrease in warehouse lending of $23.8 million, as well as a decrease in commercial and industrial loans of $1.4 million.  Total real estate loans decreased $12.9 million including decreases in construction and development loans of $28.1 million and multi-family of $1.7 million, partially offset by increases in one-to-four-family portfolio of $12.5 million, commercial of $3.9 million, and home equity of $456,000. Undisbursed construction and development loan commitments decreased $14.8 million, or 19.2%, to $62.1 million at March 31, 2019, as compared to $76.9 million at December 31, 2018.  These decreases were partially offset by consumer loans which increased $8.9 million, primarily due to increases of $7.0 million in indirect home improvement loans and $2.1 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, decreased by $5.6 million, or 10.9%, to $45.6 million at March 31, 2019, from $51.2 million at December 31, 2018. The Company continues to build its home lending operations by developing additional lending niches and will continue selling one-to-four-family loans into the secondary market for asset/liability management purposes.

One-to-four-family loan originations, including $125.3 million of loans originated for sale, $16.8 million of portfolio loans including first and second liens, and $1.6 million of loans brokered to other institutions, decreased $26.5 million, or 15.6% to $143.7 million during the three months ended March 31, 2019, compared to $170.2 million during the three months ended March 31, 2018. Originations of one-to-four-family loans to purchase a home (purchase production) decreased by $12.5 million, or 10.6% with $105.5 million in loan purchase production closing during the three months ended March 31, 2019, down from $118.0 million during the three months ended March 31, 2018. One-to-four-family loan originations for refinance (refinance production) decreased $13.0 million, or 25.5%, with $38.2 million in refinance production closing during the three months ended March 31, 2019, down from $52.2 million during the three months ended March 31, 2018.  During the three months ended March 31, 2019, the Company sold $130.9 million of one-to-four-family loans, compared to sales of $155.0 million for the same period one year ago. In addition, the cash margin on loans sold decreased to 1.51% for the three months ended March 31, 2019, compared to 2.60% for the three months ended March 31, 2018.

The ALLL at March 31, 2019 decreased to $11.8 million, or 0.9% of gross loans receivable, excluding loans held for sale, compared to $12.3 million, or 0.9% of gross loans receivable, excluding loans held for sale, at December 31, 2018.  The decrease in ALLL was primarily due to a $1.2 million charge-off of a commercial line of credit, partially offset by the $750,000 provision for loan losses. Substandard loans decreased to $7.1 million at March 31, 2019, compared to $8.0 million at December 31, 2018, primarily from the commercial line of credit charge-off mentioned above. Non-performing loans, consisting of non-accruing and accruing loans 90 days or more past due, decreased to $3.0 million at March 31, 2019, from $3.9 million at December 31, 2018, also impacted by the commercial line of credit charge-off previously mentioned. At March 31, 2019, non-performing loans consisted of $1.9 million in one-to-four-family loans, $431,000 of commercial and industrial loans, $381,000 of indirect home improvement loans, $191,000 of home equity loans, $59,000 of solar loans, $12,000 of other consumer loans, and $5,000 of marine loans. Non-performing loans to total gross loans were 0.2% at March 31, 2019, compared to 0.3% at December 31, 2018. There were two OREO properties totaling $167,000 at March 31, 2019, and $689,000 at December 31, 2018.

The allowance does not include the recorded discount on loans acquired in the Anchor Acquisition of $4.5 million on $313.7 million of gross loans as of March 31, 2019.

Liabilities. Total liabilities decreased $1.4 million, remaining relatively unchanged at $1.44 billion at both March 31, 2019, and December 31, 2018, primarily due to a $50.3 million reduction in borrowings, and a $3.7 million decrease in other liabilities, partially offset by a $47.3 million increase in deposits driven by increases in time deposits and the addition of operating lease liabilities of $5.0 million.

Total deposits increased to $1.32 billion at March 31, 2019, from $1.27 billion at December 31, 2018. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $41.4 million to $427.0 million at March 31, 2019, from $385.6 million at December 31, 2018 primarily due to a $30.3 million increase in interest-bearing checking.  Money market and savings accounts decreased $11.3 million to $393.7 million at March 31, 2019, from $404.9 million at December 31, 2018. Time deposits increased $17.3 million to $500.9 million at March 31, 2019, from $483.6 million at December 31, 2018. Non-retail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds increased $3.4 million to $130.9 million at March 31, 2019, compared to $127.5 million at December 31, 2018, primarily due to an increase in brokered CDs of $13.0 million, partially offset by a decrease of $9.6 million due to a public deposit CD assumed in the Anchor Acquisition maturing during the quarter. Management remains focused on increasing our lower cost relationship-based deposits to fund long-term asset growth.

Borrowings decreased $50.3 million to $86.8 million at March 31, 2019, from $137.1 million at December 31, 2018.  The decrease in borrowings during the current quarter was primarily related to an $83.2 million pay down of FHLB federal funds using funds from deposit growth, partially offset by a $32.8 million increase in FHLB advances.

Stockholders’ Equity. Total stockholders’ equity increased $5.9 million to $186.0 million at March 31, 2019, from $180.0 million at December 31, 2018. The increase in stockholders’ equity during the three months ended March 31, 2019, was primarily due to net income of $5.2 million, and a decrease in accumulated other comprehensive loss, net of tax of $1.0 million, partially offset by common stock repurchases of $257,000.  The Company repurchased 5,436 shares of its common stock during the quarter ended March 31, 2019, at an average price of $47.30 per share. At March 31, 2019, the number of shares that remained available for repurchase was 219,564 as authorized pursuant to our January 2019 Share Repurchase Plan. Book value per common share was $42.48 at March 31, 2019, compared to $41.19 at December 31, 2018.

We calculated book value based on common shares outstanding of 4,489,042 at March 31, 2019, less 40,121 unvested restricted stock shares, and 71,283 unallocated ESOP for the reported common shares outstanding of 4,377,638. Common shares outstanding was calculated using 4,492,478 at December 31, 2018, less 43,421 unvested restricted stock shares, and 77,763 unallocated ESOP shares for the reported common shares outstanding of 4,371,294.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

General. Net income for the three months ended March 31, 2019, increased $870,000, or 20.1%, to $5.2 million, from $4.3 million for the three months ended March 31, 2018. The primary reason for the increase in net income was a $5.8 million, or 52.0% increase in net interest income after provision for loan losses, partially offset by a $3.8 million, or 34.1% increase in noninterest expense and a $692,000, or 85.1% increase in provision for income tax expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2019			March 31, 2018
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)(3)	$1,348,418	$21,109	6.35%	$844,794	$12,256	5.88%
Mortgage-backed securities	46,786	320	2.77%	44,499	245	2.23%
Investment securities	52,864	375	2.88%	46,033	293	2.58%
Federal Home Loan Bank stock	8,930	130	5.90%	3,404	35	4.17%
Interest-bearing deposits at other financial institutions	68,169	377	2.24%	40,734	159	1.58%
Total interest-earning assets	1,525,167	22,311	5.93%	979,464	12,988	5.38%
Noninterest-earning assets (2)	89,694			37,254
Total assets	$1,614,861			$1,016,718

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$395,315	$763	0.78%	$293,461	$319	0.44%
Interest-bearing checking	163,244	196	0.49%	123,418	67	0.22%
Certificates of deposit (3)	495,590	2,751	2.25%	253,179	857	1.37%
Borrowings (3)	110,445	744	2.73%	21,604	80	1.50%
Subordinated note	9,867	168	6.91%	9,847	168	6.92%
Total interest-bearing liabilities	1,174,461	4,622	1.60%	701,509	1,491	0.86%
Noninterest-bearing accounts	239,598			180,507
Other noninterest-bearing liabilities	17,082			11,921
Stockholders’ equity	183,720			122,781
Total liabilities and stockholders’ equity	$1,614,861			$1,016,718
Net interest income		$17,689			$11,497
Net interest rate spread			4.34%			4.52%
Net earning assets	$350,706			$277,955
Net interest margin			4.70%			4.76%
Average interest-earning assets to average interest-bearing liabilities	129.86%			139.62%

_______________________

(1)	Includes loans held for sale.
(2)	Includes fixed assets, BOLI, servicing rights, goodwill, and CDI.
(3)	Includes fair value adjustments from the Anchor Acquisition.

Net Interest Income. Net interest income increased $6.2 million, or 53.9%, to $17.7 million for the three months ended March 31, 2019, from $11.5 million for the three months ended March 31, 2018. This increase was a result of an $8.9 million, or 72.2% increase in loans receivable interest income, due to a $503.6 million, or 59.6% increase in the average loans receivable, net balance, largely reflecting the loans acquired in the Anchor Acquisition, accompanied with a 47 basis point increase in the average loan yield, and a $470,000 increase in interest and dividends on investment securities, cash and cash equivalents and CDs at other financial institutions. These increases were partially offset by a $2.5 million, or 198.2% increase in deposit interest expense due to assumed deposits and continued organic growth in interest-bearing deposits with higher market interest rates, and a $664,000 increase in interest expense on borrowings mainly from the use of FHLB advances to support loan growth.

The net interest margin (“NIM”) decreased six basis points to 4.70% for the three months ended March 31, 2019, from 4.76% for the same period in the prior year. The decrease in NIM for the comparable quarter year over year was driven primarily by higher cost market rate deposits and increased borrowing costs to fund loan growth, partially offset by a positive impact from incremental interest accretion on loans acquired in the Anchor Acquisition of 15 basis points. Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the three months ended March 31, 2019, increased $9.3 million, or 71.8%, to $22.3 million, from $13.0 million for the three months ended March 31, 2018. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $1.35 billion for the three months ended March 31, 2019, compared to $844.8 million for the three months ended March 31, 2018, and a 55 basis point increase in the average yield on interest-earning assets to 5.93% for the three months ended March 31, 2019, compared to 5.38% for the three months ended March 31, 2018. The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the growth in the loan portfolio, and the proportionally larger level of loans in the average interest-earning asset mix as well as the 47 basis point increase in the average loan yield.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale (1)	$1,348,418	6.35%	$844,794	5.88%	$8,853
Mortgage-backed securities	46,786	2.77	44,499	2.23	75
Investment securities	52,864	2.88	46,033	2.58	82
FHLB stock	8,930	5.90	3,404	4.17	95
Interest-bearing deposits at other financial institutions	68,169	2.24	40,734	1.58	218
Total interest-earning assets	$1,525,167	5.93%	$979,464	5.38%	$9,323

________________________

(1) Includes fair value adjustments from the Anchor Acquisition.

Interest Expense. Interest expense increased $3.1 million, or 210.0%, to $4.6 million for the three months ended March 31, 2019, from $1.5 million for the same prior year period. The increase was attributable to an increase in interest expense on deposits of $2.5 million, and borrowings of $664,000. The average cost of funds increased 74 basis points to 1.60% for the three months ended March 31, 2019, from 0.86% for the three months ended March 31, 2018.  The increase was predominantly due to growth in CDs, primarily those acquired in the Anchor Acquisition along with deposit growth, and an increase in FHLB borrowings. The average cost of deposits increased 54 basis points to 1.13%, for the three months ended March 31, 2019, compared to 0.59%, for the three months ended March 31, 2018, reflecting rising market interest rates over the last year.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Average		Average		Increase in
	Balance		Balance		Interest
(Dollars in thousands)	Outstanding	Yield	Outstanding	Yield	Expense
Savings and money market	$395,315	0.78%	$293,461	0.44%	$444
Interest-bearing checking	163,244	0.49	123,418	0.22	129
Certificates of deposit (1)	495,590	2.25	253,179	1.37	1,894
Borrowings (1)	110,445	2.73	21,604	1.50	664
Subordinated note	9,867	6.91	9,847	6.88	—
Total interest-bearing liabilities	$1,174,461	1.60%	$701,509	0.86%	$3,131

__________________________

(1) Includes fair value adjustments from the Anchor Acquisition.

Provision for Loan Losses. For the three months ended March 31, 2019, the provision for loan losses was $750,000, compared to $350,000 for the three months ended March 31, 2018, due primarily to the increase in the loan portfolio and in nonperforming loans. During the three months ended March 31, 2019, net charge-offs totaled $1.3 million, compared to net recoveries of $34,000 during the three months ended March 31, 2018. The significant increase in charge-offs compared to the prior year’s net recovery was primarily due to the $1.2 million charge-off of a commercial line of credit.

Noninterest Income. Noninterest income decreased $469,000, or 9.3%, to $4.6 million for the three months ended March 31, 2019, from $5.0 million for the three months ended March 31, 2018. The decrease during the period primarily reflects a $1.6 million reduction in gain on sale of loans, partially offset by a $1.0 million increase in service charges and fee income primarily due to deposit accounts acquired in the Anchor Acquisition and deposit growth.

Noninterest Expense. Noninterest expense increased $3.8 million, or 34.1%, to $14.8 million for the three months ended March 31, 2019, from $11.0 million for the three months ended March 31, 2018. The increase was primarily due to the Anchor Acquisition and growth in our operations with increases of $1.2 million in salaries and benefits, $685,000 in operations, $645,000 in data processing, $464,000 in occupancy expense, $374,000 in acquisition costs, and $207,000 in FDIC insurance premiums.  Total salaries and benefits expense also includes a $480,000 decrease in incentives and commissions reflecting lower one-to-four-family originations. Merger related activity in the first quarter was focused on the integration of the Anchor Bank core processing platform scheduled for the second quarter of 2019.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, decreased slightly to 66.5% for the three months ended March 31, 2019, compared to 66.8% for the three months ended March 31, 2018, representing a greater increase in net interest income as compared to a smaller increase in interest and noninterest expense.

Provision for Income Tax. For the three months ended March 31, 2019, the Company recorded a provision for income tax expense of $1.5 million on pre-tax income as compared to $813,000 for the three months ended March 31, 2018.  The effective corporate income tax rates for the three months ended March 31, 2019 and 2018 were 22.5% and 15.8%, respectively.

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

At March 31, 2019, the Bank’s total borrowing capacity was $429.7 million with the FHLB of Des Moines, with unused borrowing capacity of $337.2 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At March 31, 2019, the Bank held approximately $589.5 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $133.3 million, and a combined credit limit of $51.0 million in written federal funds lines of credit through correspondent banking relationships at March 31, 2019. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At March 31, 2019, the Bank held approximately $274.8 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At March 31, 2019, $86.8 million in FHLB advances and FHLB federal funds were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the federal funds lines of credit. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $266.7 million at March 31, 2019. Total brokered deposits at March 31, 2019 were $129.7 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At March 31, 2019, the approved outstanding loan commitments, including unused lines of credit amounted to $301.0 million. Certificates of deposit scheduled to mature in three months or less at March 31, 2019, totaled $64.5 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2019, FS Bancorp, Inc. had $6.8 million in unrestricted cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see “Note 10 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at March 31, 2019, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at March 31, 2019, the Bank was considered to be well capitalized. At March 31, 2019, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.0%, 13.8%, 14.7%, and 13.8%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2019, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at March 31, 2019 were 11.1% for Tier 1 leverage-based capital, 13.0% for Tier 1 risk-based capital, 13.9% for total risk-based capital, and 13.0% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 15 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2019 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.          Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2019:

Maximum
				Total Number	Number of
				of Shares	Shares that
			Average	Repurchased as	May Yet Be
	Total Number		Price	Part of Publicly	Repurchased
	of Shares		Paid per	Announced	Under the
Period	Purchased		Share	Plan	Plan
January 1, 2019 - January 31, 2019	—		$—	n/a	225,000
February 1, 2019 - February 28, 2019	—		—	n/a	—
March 1, 2019 - March 31, 2019	6,036	(1)	47.18	5,436	219,564
Total for the quarter	6,036		$47.18	5,436	219,564

___________________________

(1) There were 600 shares surrendered by participants included in the 2013 Equity Incentive Plan in satisfaction of payment for withholding taxes for vesting of restricted stock shares.

On January 28, 2019, the Company announced that its Board of Directors authorized the repurchase of up to 225,000 shares of the Company’s common stock, or 5% of the Company’s outstanding shares authorized and outstanding at December 31, 2018. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time over a 12-month period until January 31, 2020, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

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

101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: May 10, 2019	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: May 10, 2019	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)