Form 10-Q
period 2019-06-30
FS Bancorp, Inc.
filed 2019-08-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019              OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 2, 2019, there were 4,477,864 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10‑Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
ASSETS	2019	2018
Cash and due from banks	$15,214	$9,408
Interest-bearing deposits at other financial institutions	44,380	23,371
Total cash and cash equivalents	59,594	32,779
Certificates of deposit at other financial institutions	24,297	22,074
Securities available-for-sale, at fair value	96,252	97,205
Loans held for sale, at fair value	66,508	51,195
Loans receivable, net	1,282,119	1,312,519
Accrued interest receivable	5,779	5,761
Premises and equipment, net	29,517	29,110
Operating lease right-of-use (“ROU”) assets	4,582	—
Federal Home Loan Bank (“FHLB”) stock, at cost	8,329	9,887
Other real estate owned (“OREO”)	254	689
Bank owned life insurance (“BOLI”), net	34,917	34,485
Servicing rights, held at the lower of cost or fair value	10,849	10,429
Goodwill	2,312	2,312
Core deposit intangible, net	5,837	6,217
Other assets	9,919	6,982
TOTAL ASSETS	$1,641,065	$1,621,644
LIABILITIES
Deposits:
Noninterest-bearing accounts	$279,221	$234,532
Interest-bearing accounts	1,054,996	1,039,687
Total deposits	1,334,217	1,274,219
Borrowings	83,211	137,149
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(125)	(135)
Total subordinated note less unamortized debt issuance costs	9,875	9,865
Operating lease liabilities	4,721	—
Deferred tax liability, net	1,003	361
Other liabilities	18,612	20,012
Total liabilities	1,451,639	1,441,606
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 4,476,864 and 4,492,478 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	45	45
Additional paid-in capital	90,418	91,466
Retained earnings	99,184	90,854
Accumulated other comprehensive gain (loss), net of tax	496	(1,479)
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(717)	(848)
Total stockholders’ equity	189,426	180,038
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,641,065	$1,621,644

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans receivable, including fees	$21,102	$13,135	$42,211	$25,391
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,263	887	2,465	1,619
Total interest and dividend income	22,365	14,022	44,676	27,010
INTEREST EXPENSE
Deposits	4,056	1,432	7,766	2,675
Borrowings	606	496	1,350	576
Subordinated note	169	169	337	337
Total interest expense	4,831	2,097	9,453	3,588
NET INTEREST INCOME	17,534	11,925	35,223	23,422
PROVISION FOR LOAN LOSSES	910	450	1,660	800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,624	11,475	33,563	22,622
NONINTEREST INCOME
Service charges and fee income	1,854	670	3,512	1,329
Gain on sale of loans	3,576	4,671	5,973	8,649
Gain on sale of investment securities	32	—	32	113
Earnings on cash surrender value of BOLI	217	88	432	170
Other noninterest income	404	185	689	377
Total noninterest income	6,083	5,614	10,638	10,638
NONINTEREST EXPENSE
Salaries and benefits	8,649	7,671	16,892	14,719
Operations	2,658	1,541	4,702	2,901
Occupancy	1,230	704	2,342	1,353
Data processing	1,336	679	2,622	1,319
Gain on sale of OREO	—	—	(85)	—
OREO expenses	7	—	11	—
Loan costs	707	704	1,379	1,332
Professional and board fees	616	463	1,166	907
Federal Deposit Insurance Corporation (“FDIC”) insurance	139	90	387	131
Marketing and advertising	191	215	327	364
Acquisition costs	1,224	—	1,598	—
Amortization of core deposit intangible	190	77	380	153
Impairment of servicing rights	124	—	147	—
Total noninterest expense	17,071	12,144	31,868	23,179
INCOME BEFORE PROVISION FOR INCOME TAXES	5,636	4,945	12,333	10,081
PROVISION FOR INCOME TAXES	1,173	688	2,678	1,502
NET INCOME	$4,463	$4,257	$9,655	$8,579
Basic earnings per share	$1.00	$1.19	$2.17	$2.40
Diluted earnings per share	$0.98	$1.13	$2.12	$2.28

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)  (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$4,463	$4,257	$9,655	$8,579
Other comprehensive income (loss), before tax:
Securities available-for-sale:
Unrealized holding gain (loss) during year	1,220	(524)	2,548	(1,991)
Income tax (provision) benefit related to unrealized holding gain (loss)	(263)	113	(548)	428
Reclassification adjustment for realized gain included in net income	(32)	—	(32)	(113)
Income tax provision related to reclassification for realized gain	7	—	7	24
Other comprehensive income (loss), net of tax	932	(411)	1,975	(1,652)
COMPREHENSIVE INCOME	$5,395	$3,846	$11,630	$6,927

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended June 30, 2018 and 2019

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, April 1, 2018	3,695,552	$37	$55,823	$72,349	$(1,716)	$(1,051)	$125,442
Net income	—	$—	—	4,257	—	—	$4,257
Dividends paid ($0.14 per share)	—	$—	—	(504)	—	—	$(504)
Share-based compensation	—	$—	150	—	—	—	$150
Common stock repurchased	(4,325)	$—	(250)	—	—	—	$(250)
Stock options exercised	17,433	$—	294	—	—	—	$294
Other comprehensive loss, net of tax	—	$—	—	—	(411)	—	$(411)
ESOP shares allocated	—	$—	327	—	—	66	$393
BALANCE, June 30, 2018	3,708,660	$37	$56,344	$76,102	$(2,127)	$(985)	$129,371

BALANCE, April 1, 2019	4,489,042	$45	$91,742	$95,383	$(436)	$(782)	$185,952
Net income	—	$—	—	4,463	—	—	$4,463
Dividends paid ($0.15 per share)	—	$—	—	(662)	—	—	$(662)
Share-based compensation	—	$—	190	—	—	—	$190
Common stock repurchased	(49,978)	$—	(2,413)	—	—	—	$(2,413)
Stock options exercised	37,800	$—	638	—	—	—	$638
Other comprehensive income, net of tax	—	$—	—	—	932	—	$932
ESOP shares allocated	—	$—	261	—	—	65	$326
BALANCE, June 30, 2019	4,476,864	$45	$90,418	$99,184	$496	$(717)	$189,426

Six Months Ended June 30, 2018 and 2019

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2018	3,680,152	$37	$55,135	$68,422	$(475)	$(1,117)	$122,002
Net income	—	$—	—	8,579	—	—	$8,579
Dividends paid ($0.25 per share)	—	$—	—	(899)	—	—	$(899)
Share-based compensation	—	$—	285	—	—	—	$285
Common stock repurchased	(4,325)	$—	(250)	—	—	—	$(250)
Stock options exercised	32,833	$—	554	—	—	—	$554
Other comprehensive loss, net of tax	—	$—	—	—	(1,652)	—	$(1,652)
ESOP shares allocated	—	$—	620	—	—	132	$752
BALANCE, June 30, 2018	3,708,660	$37	$56,344	$76,102	$(2,127)	$(985)	$129,371

BALANCE, January 1, 2019	4,492,478	$45	$91,466	$90,854	$(1,479)	$(848)	$180,038
Net income	—	$—	—	9,655	—	—	$9,655
Dividends paid ($0.30 per share)	—	$—	—	(1,325)	—	—	$(1,325)
Share-based compensation	—	$—	452	—	—	—	$452
Common stock repurchased	(56,014)	$—	(2,698)	—	—	—	$(2,698)
Stock options exercised	40,400	$—	682	—	—	—	$682
Other comprehensive income, net of tax	—	$—	—	—	1,975	—	$1,975
ESOP shares allocated	—	$—	516	—	—	131	$647
BALANCE, June 30, 2019	4,476,864	$45	$90,418	$99,184	$496	$(717)	$189,426

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,655	$8,579
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,660	800
Depreciation, amortization and accretion	4,303	2,640
Compensation expense related to stock options and restricted stock awards	452	285
ESOP compensation expense for allocated shares	647	752
Increase in cash surrender value of BOLI	(432)	(170)
Gain on sale of loans held for sale	(5,973)	(8,567)
Gain on sale of portfolio loans	—	(82)
Gain on sale of investment securities	(32)	(113)
Origination of loans held for sale	(321,784)	(313,203)
Proceeds from sale of loans held for sale	310,730	317,431
Impairment of servicing rights	147	—
Gain on sale of OREO	(85)	—
Changes in operating assets and liabilities
Accrued interest receivable	(18)	(468)
Other assets	(8,153)	(74)
Other liabilities	3,931	4,565
Net cash (used) from operating activities	(4,952)	12,375
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	10,554	5,305
Maturities, prepayments, and calls	8,343	4,315
Purchases	(15,599)	(27,845)
Maturities of certificates of deposit at other financial institutions	2,488	496
Purchase of certificates of deposit at other financial institutions	(4,712)	—
Loan originations and principal collections, net	27,982	(104,670)
Purchase of portfolio loans	(321)	(21,618)
Proceeds from sale of portfolio loans	—	5,551
Proceeds from sale of OREO, net	684	—
Purchase of premises and equipment	(1,741)	(1,649)
Purchase of BOLI	—	(3,000)
Change in FHLB stock, net	1,558	(4,871)
Net cash from (used) by investing activities	29,236	(147,986)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	59,998	40,271
Proceeds from borrowings	296,282	513,985
Repayments of borrowings	(350,408)	(414,988)
Dividends paid	(1,325)	(899)
Proceeds from stock options exercised	682	554
Common stock repurchased	(2,698)	(250)
Net cash from financing activities	2,531	138,673
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,815	3,062
CASH AND CASH EQUIVALENTS, beginning of period	32,779	18,915
CASH AND CASH EQUIVALENTS, end of period	$59,594	$21,977

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$9,529	$3,513
Income taxes	2,467	1,200

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities, net	2,517	(2,105)
Property taken in settlement of loans	179	—
Retention of gross mortgage servicing rights from loan sales	$2,059	$2,519

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

The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2019 for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, and ASU 2019-05. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all current expected credit losses (“CECL”) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of CECL. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, however, the FASB board proposed in July 2019 extending the adoption date for certain registrants, including the Company, to fiscal years beginning after December 15, 2022. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. Once adopted, the Company anticipates the allowance for loan losses to increase through a one‑time adjustment to retained earnings, however, until the evaluation is complete the magnitude of the increase will be unknown.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various FASB Transition Resource Group meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

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

In August 2018, FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract.  The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software.  The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.  This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The amendments in this ASU should be applied retrospectively to all implementation costs incurred after the date of adoption.  Adoption of ASU 2018-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Application of New Accounting Guidance Adopted in 2019

On January 1, 2019, the Company adopted FASB ASU No. 2016‑02, Leases (Topic 842). ASU No. 2016‑02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and an ROU asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis.  In July 2018, the FASB issued ASU No, 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  These ASUs contain clarifications to ASU 2016-02, including providing a new transition method in addition to the existing transition method contained in ASU No. 2016-02 to allow entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  These amendments have the same effective date as ASU 2016-02.  In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements. The amendment in this ASU that is applicable to the Company clarifies interim disclosure requirements that allow omission of required transition disclosures. For financial reporting purposes, the Company applied the modified retrospective transition approach and elected to apply the transition option included in ASU 2018-11 on the effective date, January 1, 2019 which eliminates the requirement for reporting comparative periods presented in the financial statements prior to that date.

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

The adoption of this ASU on January 1, 2019 created ROU assets of $4.8 million and operating lease liabilities of $5.0 million, and the related impact to the Company’s first quarter 2019 Consolidated Balance Sheet was approximately 0.3%.  Additional disclosures required by the ASU have been included in “Note 7 - Leases.”

NOTE 2 - BUSINESS COMBINATION

On November 15, 2018, the Company completed its acquisition of Anchor Bancorp, pursuant to the Agreement and Plan of Merger dated as of July 17, 2018 by and between FS Bancorp and Anchor.  Under the terms of the Merger Agreement, Anchor merged with and into FS Bancorp, with FS Bancorp as the surviving corporation. Immediately after the Anchor Acquisition, FS Bancorp merged Anchor Bank, a wholly-owned subsidiary of Anchor, with and into 1st Security Bank of Washington, a wholly-owned subsidiary of FS Bancorp, with 1st Security Bank of Washington as the surviving bank.  Anchor’s principal business activities prior to the acquisition were attracting retail deposits from the general public and utilizing those deposits to originate loans including one-to-four-family residences, commercial real estate, and multi-family residences located in Western Washington.  Anchor’s principal lending activity had consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four-family residences and loans for the construction of one-to-

four-family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. The primary objective for the acquisition was to significantly expand FS Bancorp’s presence throughout Western Washington, increase nonmaturity deposits, and offer additional banking and lending products to former Anchor customers as well as new customers.

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

Anchor Bank’s operating system conversion into the Bank’s core system occurred on June 15, 2019, with related expenses in the second quarter of 2019 of $1.2 million.

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

(3) The fair value adjustment of $5.3 million represents the value of the core deposit base assumed on a study performed. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over an estimated 10 year life of the core deposit base and will be reviewed for impairment annually. See “Note 17 - Goodwill and Other Intangible Assets.”

(4) The fair value of transaction and savings accounts was determined to be equal to their carrying values.  The fair value of time deposits was calculated using a discounted cash flow analysis that calculated the present value of the projected cash flows from the portfolio versus the present value of a similar portfolio with a similar maturity profile at current market rates.  As of the acquisition date, the portfolio of time deposits was valued at a pre-tax discount of $1.1 million, or 0.65% of certificates of deposit acquired in the Anchor Acquisition of $162.9 million.  This adjustment represents a difference in interest rates from the time deposits acquired and the estimated wholesale funding rates used in the application of fair value accounting. The discounted amount will be accreted into expense as an increase in interest expense over the maturity profile of the acquired time deposits.

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

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at June 30, 2019 and December 31, 2018:

	June 30, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$11,000	$63	$—	$11,063
Corporate securities	8,546	62	—	8,608
Municipal bonds	12,236	251	(5)	12,482
Mortgage-backed securities	44,602	207	(256)	44,553
U.S. Small Business Administration securities	19,235	352	(41)	19,546
Total securities available-for-sale	$95,619	$935	$(302)	$96,252

	December 31, 2018
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$16,052	$32	$(197)	$15,887
Corporate securities	7,074	—	(209)	6,865
Municipal bonds	14,446	23	(275)	14,194
Mortgage-backed securities	45,827	83	(1,074)	44,836
U.S. Small Business Administration securities	15,690	—	(267)	15,423
Total securities available-for-sale	$99,089	$138	$(2,022)	$97,205

At June 30, 2019, the Bank had pledged eight securities held at the FHLB of Des Moines with a carrying value of $10.9 million to secure Washington State public deposits of $10.5 million with a $3.9 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2018, the Bank pledged 11 securities held at the FHLB of Des Moines with a carrying value of $13.7 million to secure Washington State public deposits of $19.9 million with an $8.4 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at June 30, 2019 and December 31, 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$—	$—	$2,998	$—	$2,998	$—
Corporate securities	—	—	—	—	—	—
Municipal bonds	—	—	531	(5)	531	(5)
Mortgage-backed securities	1,021	—	23,372	(256)	24,393	(256)
U.S. Small Business Administration securities	2,932	(5)	2,620	(36)	5,552	(41)
Total	$3,953	$(5)	$29,521	$(297)	$33,474	$(302)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$6,018	$(25)	$4,822	$(172)	$10,840	$(197)
Corporate securities	975	(25)	5,890	(184)	6,865	(209)
Municipal bonds	2,098	(22)	8,787	(253)	10,885	(275)
Mortgage-backed securities	6,266	(40)	32,537	(1,034)	38,803	(1,074)
U.S. Small Business Administration securities	1,958	(11)	13,465	(256)	15,423	(267)
Total	$17,315	$(123)	$65,501	$(1,899)	$82,816	$(2,022)

There were two investments with unrealized losses of less than one year, and 23 investments with unrealized losses of more than one year at June 30, 2019. There were 14 investments with unrealized losses of less than one year, and 48 investments with unrealized losses of more than one year at December 31, 2018. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the six months ended June 30, 2019, or for the year ended December 31, 2018.

The contractual maturities of securities available-for-sale at June 30, 2019 and December 31, 2018 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency securities
Due after one year through five years	$1,005	$1,037	$1,043	$1,040
Due after five years through ten years	4,997	5,026	10,011	9,941
Due after ten years	4,998	5,000	4,998	4,906
Subtotal	11,000	11,063	16,052	15,887
Corporate securities
Due after one year or less	1,000	1,006	6,077	5,947
Due after one year through five years	7,546	7,602	997	918
Subtotal	8,546	8,608	7,074	6,865
Municipal bonds
Due after one year through five years	2,659	2,663	2,659	2,570
Due after five years through ten years	2,003	2,092	2,610	2,592
Due after ten years	7,574	7,727	9,177	9,032
Subtotal	12,236	12,482	14,446	14,194
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	29,791	29,862	30,554	30,026
Federal Home Loan Mortgage Corporation (“FHLMC”)	7,461	7,368	10,301	9,961
Government National Mortgage Association (“GNMA”)	7,350	7,323	4,972	4,849
Subtotal	44,602	44,553	45,827	44,836
U.S. Small Business Administration securities
Due after one year through five years	860	843	—	—
Due after five years through ten years	11,667	11,967	13,828	13,581
Due after ten years	6,708	6,736	1,862	1,842
Subtotal	19,235	19,546	15,690	15,423
Total	$95,619	$96,252	$99,089	$97,205

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the three and six months ended June 30, 2019 and 2018 shown below:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$10,554	$91	$(59)	$10,554	$91	$(59)

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—	$5,305	$113	$—

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
REAL ESTATE LOANS
Commercial	$206,834	$204,699
Construction and development	214,140	247,306
Home equity	36,860	40,258
One-to-four-family (excludes loans held for sale)	248,921	249,397
Multi-family	103,219	104,663
Total real estate loans	809,974	846,323
CONSUMER LOANS
Indirect home improvement	188,336	167,793
Solar	44,508	44,433
Marine	66,064	57,822
Other consumer	4,875	5,425
Total consumer loans	303,783	275,473
COMMERCIAL BUSINESS LOANS
Commercial and industrial	135,336	138,686
Warehouse lending	47,028	65,756
Total commercial business loans	182,364	204,442
Total loans receivable, gross	1,296,121	1,326,238
Allowance for loan losses	(12,340)	(12,349)
Deferred costs and fees, net	(2,940)	(2,907)
Premiums on purchased loans, net	1,278	1,537
Total loans receivable, net	$1,282,119	$1,312,519

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington and near the loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans and solar loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At June 30, 2019, the Bank held approximately $655.3 million in loans that qualify as collateral for FHLB advances,  compared to approximately $355.5 million at December 31, 2018. The Bank pledged loans acquired in the Anchor Acquisition during the first quarter of 2019, after determining which loans qualify as collateral for FHLB advances. The Bank held approximately $295.7 million in loans that qualify as collateral for the Federal Reserve Bank line of credit at June 30, 2019, compared to approximately $265.2 million at December 31, 2018.

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

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and six months ended June 30, 2019 and 2018:

	At or For the Three Months Ended June 30, 2019
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$5,785	$3,363	$2,730	$(33)	$11,845
Provision for loan losses	(5)	196	419	300	910
Charge-offs	—	(217)	(431)	—	(648)
Recoveries	—	233	—	—	233
Net recoveries (charge-offs)	—	16	(431)	—	(415)
Ending balance	$5,780	$3,575	$2,718	$267	$12,340
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$156	$—	$—	$156
Loans collectively evaluated for impairment	5,780	3,419	2,718	267	12,184
Ending balance	$5,780	$3,575	$2,718	$267	$12,340
LOANS RECEIVABLE
Loans individually evaluated for impairment	$322	$445	$—	$—	$767
Loans collectively evaluated for impairment	809,652	303,338	182,364	—	1,295,354
Ending balance	$809,974	$303,783	$182,364	$—	$1,296,121

	At or For the Three Months Ended June 30, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,780	$2,934	$2,311	$1,115	$11,140
Provision for loan losses	330	285	255	(420)	450
Charge-offs	(1)	(223)	—	—	(224)
Recoveries	16	188	1	—	205
Net recoveries (charge-offs)	15	(35)	1	—	(19)
Ending balance	$5,125	$3,184	$2,567	$695	$11,571
Period end amount allocated to:
Loans individually evaluated for impairment	$21	$109	$—	$—	$130
Loans collectively evaluated for impairment	5,104	3,075	2,567	695	11,441
Ending balance	$5,125	$3,184	$2,567	$695	$11,571
LOANS RECEIVABLE
Loans individually evaluated for impairment	$317	$310	$—	$—	$627
Loans collectively evaluated for impairment	475,946	239,564	177,643	—	893,153
Ending balance	$476,263	$239,874	$177,643	$—	$893,780

	At or For the Six Months Ended June 30, 2019
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$5,761	$3,351	$3,191	$46	$12,349
Provision for loan losses	18	310	1,111	221	1,660
Charge-offs	—	(466)	(1,584)	—	(2,050)
Recoveries	1	380	—	—	381
Net recoveries (charge-offs)	1	(86)	(1,584)	—	(1,669)
Ending balance	$5,780	$3,575	$2,718	$267	$12,340
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$156	$—	$—	$156
Loans collectively evaluated for impairment	5,780	3,419	2,718	267	12,184
Ending balance	$5,780	$3,575	$2,718	$267	$12,340
LOANS RECEIVABLE
Loans individually evaluated for impairment	$322	$445	$—	$—	$767
Loans collectively evaluated for impairment	809,652	303,338	182,364	—	1,295,354
Ending balance	$809,974	$303,783	$182,364	$—	$1,296,121

	At or For the Six Months Ended June 30, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,770	$2,814	$2,014	$1,158	$10,756
Provision for loan losses	343	370	550	(463)	800
Charge-offs	(4)	(451)	—	—	(455)
Recoveries	16	451	3	—	470
Net recoveries	12	—	3	—	15
Ending balance	$5,125	$3,184	$2,567	$695	$11,571
Period end amount allocated to:
Loans individually evaluated for impairment	$21	$109	$—	$—	$130
Loans collectively evaluated for impairment	5,104	3,075	2,567	695	11,441
Ending balance	$5,125	$3,184	$2,567	$695	$11,571
LOANS RECEIVABLE
Loans individually evaluated for impairment	$317	$310	$—	$—	$627
Loans collectively evaluated for impairment	475,946	239,564	177,643	—	893,153
Ending balance	$476,263	$239,874	$177,643	$—	$893,780

Non-accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on non-accrual once the loan is 90 days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, or as required by regulatory authorities.  The exception is the legacy Anchor credit card portfolio which is serviced externally.

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans at June 30, 2019 and December 31, 2018:

	June 30, 2019
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$206,834	$206,834	$—
Construction and development	—	—	—	—	214,140	214,140	—
Home equity	38	5	186	229	36,631	36,860	190
One-to-four-family	117	99	572	788	248,133	248,921	958
Multi-family	—	—	—	—	103,219	103,219	—
Total real estate loans	155	104	758	1,017	808,957	809,974	1,148
CONSUMER LOANS
Indirect home improvement	382	122	155	659	187,677	188,336	401
Solar	73	—	—	73	44,435	44,508	33
Marine	65	—	—	65	65,999	66,064	—
Other consumer	12	28	14	54	4,821	4,875	11
Total consumer loans	532	150	169	851	302,932	303,783	445
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	135,336	135,336	—
Warehouse lending	—	—	—	—	47,028	47,028	—
Total commercial business loans	—	—	—	—	182,364	182,364	—
Total loans	$687	$254	$927	$1,868	$1,294,253	$1,296,121	$1,593

	December 31, 2018
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$204,699	$204,699	$—
Construction and development	—	—	—	—	247,306	247,306	—
Home equity	158	40	229	427	39,831	40,258	229
One-to-four-family	1,274	164	1,358	2,796	246,601	249,397	1,552
Multi-family	—	—	—	—	104,663	104,663	—
Total real estate loans	1,432	204	1,587	3,223	843,100	846,323	1,781
CONSUMER LOANS
Indirect home improvement	438	196	113	747	167,046	167,793	367
Solar	62	43	41	146	44,287	44,433	41
Marine	50	—	—	50	57,772	57,822	18
Other consumer	69	24	11	104	5,321	5,425	2
Total consumer loans	619	263	165	1,047	274,426	275,473	428
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	431	—	431	138,255	138,686	1,685
Warehouse lending	—	—	—	—	65,756	65,756	—
Total commercial business loans	—	431	—	431	204,011	204,442	1,685
Total loans	$2,051	$898	$1,752	$4,701	$1,321,537	$1,326,238	$3,894

There were five other consumer loans and two other consumer loans 90 days or more past due and still accruing interest of $8,000 and $11,000 at June 30, 2019 and at December 31, 2018, respectively.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for loan losses has been provided and loans for which no allowance was provided at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$190	$190	$—
One-to-four-family	958	958	—
Total real estate loans	1,148	1,148	—
WITH RELATED ALLOWANCE RECORDED
Consumer loans	445	445	156
	445	445	156
Total	$1,593	$1,593	$156

	December 31, 2018
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$229	$229	$—
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	1,552	1,552	125
Consumer loans	428	428	150
Commercial business loans	1,685	1,685	700
	3,665	3,665	975
Total	$3,894	$3,894	$975

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and six months ended June 30, 2019 and 2018:

	At or For the Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$190	$—	$148	$1
One-to-four-family	1,606	49	—	—
Total real estate loans	1,796	49	148	1
Commercial business loans	288	—	—	—
	2,084	49	148	1
WITH RELATED ALLOWANCE RECORDED
One-to-four-family	—	—	271	1
Consumer loans	442	7	292	6
	442	7	563	7
Total	$2,526	$56	$711	$8

	At or For the Six Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Home equity	$267	$—	$182	$3
One-to-four-family	1,857	66	—	—
Total real estate loans	2,124	66	182	3
Commercial business loans	359	—	—	—
	2,483	66	182	3
WITH AN ALLOWANCE RECORDED
One-to-four-family	—	—	271	3
Consumer loans	451	17	276	11
Commercial business loans	1,152	7	—	—
	1,603	24	547	14
Total	$4,086	$90	$729	$17

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

Commercial real estate, construction and development, multi-family and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if paying on time.

The following tables summarize risk rated loan balances by category at the dates indicated:

	June 30, 2019
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$204,267	$1,501	$—	$1,066	$—	$—	$206,834
Construction and development	208,294	5,846	—	—	—	—	214,140
Home equity	36,635	—	35	190	—	—	36,860
One-to-four-family	247,702	200	61	958	—	—	248,921
Multi-family	102,025	1,194	—	—	—	—	103,219
Total real estate loans	798,923	8,741	96	2,214	—	—	809,974
CONSUMER LOANS
Indirect home improvement	187,935	—	—	401	—	—	188,336
Solar	44,475	—	—	33	—	—	44,508
Marine	66,064	—	—	—	—	—	66,064
Other consumer	4,859	—	5	11	—	—	4,875
Total consumer loans	303,333	—	5	445	—	—	303,783
COMMERCIAL BUSINESS LOANS
Commercial and industrial	123,752	7,663	120	3,801	—	—	135,336
Warehouse lending	47,028	—	—	—	—	—	47,028
Total commercial business loans	170,780	7,663	120	3,801	—	—	182,364
Total loans receivable, gross	$1,273,036	$16,404	$221	$6,460	$—	$—	$1,296,121

	December 31, 2018
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$203,557	$1,142	$—	$—	$—	$—	$204,699
Construction and development	244,577	2,729	—	—	—	—	247,306
Home equity	39,846	—	183	229	—	—	40,258
One-to-four-family	247,575	207	63	1,552	—	—	249,397
Multi-family	103,447	1,216	—	—	—	—	104,663
Total real estate loans	839,002	5,294	246	1,781	—	—	846,323
CONSUMER LOANS
Indirect home improvement	167,426	—	—	367	—	—	167,793
Solar	44,392	—	—	41	—	—	44,433
Marine	57,804	—	—	18	—	—	57,822
Other consumer	5,415	—	8	2	—	—	5,425
Total consumer loans	275,037	—	8	428	—	—	275,473
COMMERCIAL BUSINESS LOANS
Commercial and industrial	124,089	8,813	—	5,784	—	—	138,686
Warehouse lending	65,756	—	—	—	—	—	65,756
Total commercial business loans	189,845	8,813	—	5,784	—	—	204,442
Total loans receivable, gross	$1,303,884	$14,107	$254	$7,993	$—	$—	$1,326,238

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $1.30 billion and $1.19 billion at June 30, 2019 and December 31, 2018, respectively.

The following tables summarizes servicing rights activity for the three and six months ended June 30, 2019 and 2018:

	At or For the Three Months Ended
	June 30,
	2019	2018
Beginning balance	$10,611	$7,515
Additions	1,215	1,381
Servicing rights amortized	(853)	(544)
Impairment of servicing rights	(124)	—
Ending balance	$10,849	$8,352

	At or For the Six Months Ended
	June 30,
	2019	2018
Beginning balance	$10,429	$6,795
Additions	2,059	2,519
Servicing rights amortized	(1,492)	(962)
Impairment of servicing rights	(147)	—
Ending balance	$10,849	$8,352

The fair market value of the servicing rights’ assets was $11.2 million and $14.6 million at June 30, 2019 and December 31, 2018, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At June 30,	At December 31,
	2019	2018
Key assumptions:
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	19.4%	9.4%
Weighted average life in years	4.8	7.7

Key economic assumptions and the sensitivity of the current fair value for single family MSR to immediate adverse changes in those assumptions at June 30, 2019 and December 31, 2018 were as follows:

		June 30, 2019	December 31, 2018
Aggregate portfolio principal balance		$1,302,598	$1,186,858
Weighted average rate of note		4.3%	4.3%

At June 30, 2019	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	19.4%	27.4%	35.6%
Fair value MSR	$11,209	$9,001	$7,369
Percentage of MSR	0.9%	0.7%	0.6%

Discount rate	9.7%	10.2%	10.7%
Fair value MSR	$11,209	$11,033	$10,863
Percentage of MSR	0.9%	0.8%	0.8%

At December 31, 2018	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.8%	11.6%	17.7%
Fair value MSR	$14,218	$12,723	$10,358
Percentage of MSR	1.2%	1.1%	0.9%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$14,218	$13,912	$13,617
Percentage of MSR	1.2%	1.2%	1.2%

The above table shows the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan. The above tables reference a 50 basis point and 100 basis point decrease in market note rates.

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of the MSR which is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance, however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The Company recorded $834,000 and $573,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. The income, net of amortization, is reported in noninterest income on the Consolidated Statements of Income.

NOTE 6 - DERIVATIVES

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Company enters into contracts to sell forward To-Be-Announced (“TBA”) mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments for reporting purposes under U.S. GAAP. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income or expense. The Company recognizes all derivative instruments as either other assets or other liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	June 30, 2019
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$74,370	$1,047	$—
Mandatory and best effort forward commitments with investors	35,442	—	—
Forward TBA mortgage-backed securities	132,000	—	411

	December 31, 2018
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$29,432	$503	$—
Mandatory and best effort forward commitments with investors	24,776	—	34
Forward TBA mortgage-backed securities	51,500	—	540

At June 30, 2019 and December 31, 2018, the Company had $132.0 million and $51.5 million of TBA trades with counterparties that required margin collateral of $910,000 and $460,000, respectively.  This collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net losses of ($7,000) and net gains of $403,000 for the three months ended June 30, 2019 and 2018, respectively, and net gains of $292,000 and $484,000 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 7 - LEASES

The Company has operating leases for retail bank and home lending branches, and certain equipment. The ROU assets obtained in exchange for operating lease obligations totaled $5.2 million at January 1, 2019.  The Company’s leases have remaining lease terms of five months to eight years, some of which include options to extend the leases for up to five years and are referenced in the December 31, 2018 Form 10-K, Part I. Item 2.

The components of lease cost (included in occupancy expense) are as follows for the six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost:
Operating lease cost	$308	$616
Short-term lease cost	38	84
Total lease cost	$346	$700

The following table provides supplemental information related to operating leases:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30, 2019		June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$334		$676
Weighted average remaining lease term- operating leases	5.7	years	5.7	years
Weighted average discount rate- operating leases	3.11%		3.11%

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

Maturities of operating lease liabilities at June 30, 2019 for future periods are as follows:

Remainder of 2019	$631
2020	1,082
2021	947
2022	841
2023	482
Thereafter	1,282
Total lease payments	5,265
Less imputed interest	(544)
Total	$4,721

The Company has secured two new leases commencing between July 1, 2019 and December 31, 2019.  The initial lease terms range between 64 – 65 months and both include one option to extend for five years.  These leases were not included in the ROU assets or operating lease liabilities at June 30, 2019.

NOTE 8 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and six months ended June 30, 2019 and 2018:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Beginning balance	$167	$—	$689	$—
Additions	87	—	164	—
Gross proceeds from sale of OREO	—	—	(684)	—
Gain on sale of OREO	—	—	85	—
Ending balance	$254	$—	$254	$—

At June 30, 2019, there were $254,000 in OREO properties and none at June 30, 2018.  There were holding costs of $7,000 and $11,000 for the three and six months ended June 30, 2019, respectively, compared to no holding costs for both the three and six months ended June 30, 2018.

There were $225,000 in mortgage loans collateralized by residential real estate property in the process of foreclosure at June 30, 2019.

NOTE 9 - DEPOSITS

Deposits are summarized as follows at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019 (1)(2)	2018(1)(2)
Noninterest-bearing checking	$268,113	$221,107
Interest-bearing checking	180,498	151,103
Savings	117,687	122,344
Money market	247,854	282,595
Certificates of deposit less than $100,000(3)	251,280	243,193
Certificates of deposit of $100,000 through $250,000	177,718	154,095
Certificates of deposit of $250,000 and over(4)	79,959	86,357
Escrow accounts related to mortgages serviced	11,108	13,425
Total	$1,334,217	$1,274,219

__________________________

(1)

Includes $113.9 million of deposits at June 30, 2019 from the purchase of four retail bank branches from Bank of America, National Association on January 22, 2016 (“Branch Purchase”) and $120.0 million at December 31, 2018.

(2)	Includes $345.1 million and $321.1 million of deposits at June 30, 2019 and December 31, 2018, respectively, from the Anchor Acquisition.
(3)	Includes $114.6 million and $116.7 million of brokered deposits at June 30, 2019 and December 31, 2018, respectively.
(4)	Time deposits that meet or exceed the FDIC insurance limit.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand when there are deposit balances with the Federal Reserve Bank based on a percentage of deposits. The amounts of such balances at June 30, 2019 and December 31, 2018 were none and $17.4 million, respectively, and are included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Scheduled maturities of time deposits at June 30, 2019 for future periods ending are as follows:

At June 30, 2019
Maturing in 2019	$183,730
Maturing in 2020	220,783
Maturing in 2021	57,153
Maturing in 2022	30,327
Maturing in 2023	9,745
Thereafter	7,219
Total	$508,957

Interest expense by deposit category for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest-bearing checking	$386	$63	$582	$130
Savings and money market	741	393	1,504	712
Certificates of deposit	2,929	976	5,680	1,833
Total	$4,056	$1,432	$7,766	$2,675

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

The following table provides a summary of the Company’s commitments at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Commercial	$2,154	$5,836
Construction and development	70,506	76,889
One-to-four-family (includes locks for salable loans)	81,963	35,714
Home equity	43,049	41,204
Multi-family	510	515
Total real estate loans	198,182	160,158
CONSUMER LOANS	21,234	18,560
COMMERCIAL BUSINESS LOANS
Commercial and industrial	75,304	72,880
Warehouse lending	45,472	44,243
Total commercial business loans	120,776	117,123
Total commitments to extend credit	$340,192	$295,841

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $285,000 at June 30, 2019 and $299,000 at December 31, 2018. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through June 30, 2019, the total loans sold to the FHLB were $74.6 million with the FLA totaling $875,000 and the CE obligation at $680,000 or 0.89% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $68,000, which is a part of the off-balance sheet holdback for loans sold. There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at both June 30, 2019 and December 31, 2018.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.2 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2019, and $1.0 million at December 31, 2018, which is included in other liabilities on the Consolidated Balance Sheets.

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

The Company has entered into change of control agreements with its Chief Financial Officer/Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Chief Human Resources Officer, Senior Vice President Compliance Officer, Executive Vice President of Retail Banking and Marketing, and the Executive Vice President of Home Lending. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements, the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6298 when all litigation pending as of the date of the IPO is concluded. At June 30, 2019, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at June 30, 2019 and December 31, 2018 was $173.55 per share and $131.94 per share, respectively.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at June 30, 2019.

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

The following tables present securities available-for-sale measured at fair value on a recurring basis at the dates indicated:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At June 30, 2019
U.S. agency securities	$—	$11,063	$—	$11,063
Corporate securities	—	8,608	—	8,608
Municipal bonds	—	12,482	—	12,482
Mortgage-backed securities	—	44,553	—	44,553
U.S. Small Business Administration securities	—	19,546	—	19,546
Total	$—	$96,252	$—	$96,252

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2018
U.S. agency securities	$—	$15,887	$—	$15,887
Corporate securities	—	6,865	—	6,865
Municipal bonds	—	14,194	—	14,194
Mortgage-backed securities	—	44,836	—	44,836
U.S. Small Business Administration securities	—	15,423	—	15,423
Total	$—	$97,205	$—	$97,205

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at the dates indicated:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
June 30, 2019	$—	$66,508	$—	$66,508
December 31, 2018	$—	$51,195	$—	$51,195

The following tables present the fair value of interest rate lock commitments with customers and individual forward sale commitments with investors measured at their fair value on a recurring basis at the dates indicated:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
June 30, 2019	$—	$—	$1,047	$1,047
December 31, 2018	$—	$—	$503	$503

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
June 30, 2019	$—	$(411)	—	$(411)
December 31, 2018	$—	$(540)	$(34)	$(574)

The following tables present impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
June 30, 2019	$—	$—	$1,593	$1,593
December 31, 2018	$—	$—	$3,894	$3,894

	OREO
	Level 1	Level 2	Level 3	Total
June 30, 2019	$—	$—	$254	$254
December 31, 2018	$—	$—	$689	$689

	Servicing Rights
	Level 1	Level 2	Level 3	Total
June 30, 2019	$—	$—	$11,209	$11,209
December 31, 2018	$—	$—	$14,593	$14,593

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at June 30, 2019 and December 31, 2018:

Level 3		Significant	Weighted
Fair Value	Valuation	Unobservable	Average	Weighted Average
Instruments	Techniques	Inputs	Range	June 30, 2019	December 31, 2018
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.9%	95.2%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.9%	95.2%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 50%	9.8%	25.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	0% - 75%	35.8%	71.1%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	19.4%	9.4%

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

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2019 and 2018:

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Three Months Ended June 30,	Balance	Issuances	Settlements	Balance	period
2019
Interest rate lock commitments with customers	$686	$3,163	$(2,802)	$1,047	$361
Individual forward sale commitments with investors	(96)	(425)	521	—	96
2018
Interest rate lock commitments with customers	$815	$3,140	$(2,817)	$1,138	$323
Individual forward sale commitments with investors	4	84	(106)	(18)	(22)

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Six Months Ended June 30,	Balance	Issuances	Settlements	Balance	period
2019
Interest rate lock commitments with customers	$503	$5,095	$(4,551)	$1,047	$544
Individual forward sale commitments with investors	(34)	(587)	621	—	34
2018
Interest rate lock commitments with customers	$726	$5,575	$(5,163)	$1,138	$412
Individual forward sale commitments with investors	51	656	(725)	(18)	(69)

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

The following table provides estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018, whether or not recognized at fair value on the Consolidated Balance Sheets:

	June 30,		December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$59,594	$59,594	$32,779	$32,779
Certificates of deposit at other financial institutions	24,297	24,297	22,074	22,074
Level 2 inputs:
Securities available-for-sale, at fair value	96,252	96,252	97,205	97,205
Loans held for sale, at fair value	66,508	66,508	51,195	51,195
FHLB stock, at cost	8,329	8,329	9,887	9,887
Accrued interest receivable	5,779	5,779	5,761	5,761
Level 3 inputs:
Loans receivable, gross	1,296,121	1,298,097	1,326,238	1,320,341
Servicing rights, held at lower of cost or fair value	10,849	11,209	10,429	14,593
Fair value interest rate locks with customers	1,047	1,047	503	503
Financial Liabilities
Level 2 inputs:
Deposits	1,334,217	1,325,620	1,274,219	1,261,096
Borrowings	83,211	83,707	137,149	136,873
Subordinated note	9,875	10,242	9,865	10,242
Accrued interest payable	268	268	344	344
Paired off commitments with investors	518	518	64	64
Individual forward sale commitments with investors	411	411	540	540
Level 3 inputs:
Individual forward sale commitments with investors	0	0	34	34

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at June 30, 2019 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended June 30, 2019 and 2018 was $327,000 and $393,000, respectively, and $647,000 and $752,000 for the six months ended June 30, 2019 and 2018, respectively.

Shares held by the ESOP at June 30, 2019 and 2018 were as follows (shown as actual):

	Balances	Balances
	at June 30, 2019	at June 30, 2018
Allocated shares	176,809	153,049
Committed to be released shares	12,960	12,960
Unallocated shares	64,803	90,724
Total ESOP shares	254,572	256,733

Fair value of unallocated shares (in thousands)	$3,241	$5,262

NOTE 13 - EARNINGS PER SHARE

The Company computes earnings per share using the two-class method, which is an earnings allocation method for computing earnings per share that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Numerator (in thousands):	2019	2018	2019	2018
Net income	$4,463	$4,257	$9,655	$8,579
Dividends and undistributed earnings allocated to participating securities	(29)	—	(62)	—
Net income available to common shareholders	$4,434	$4,257	$9,593	$8,579
Denominator (shown as actual):
Basic weighted average common shares outstanding	4,418,397	3,583,927	4,415,111	3,573,560
Dilutive shares	112,472	181,797	117,873	188,519
Diluted weighted average common shares outstanding	4,530,869	3,765,724	4,532,984	3,762,079
Basic earnings per share	$1.00	$1.19	$2.17	$2.40
Diluted earnings per share	$0.98	$1.13	$2.12	$2.28
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	39,668	—	41,195	—

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

Total share-based compensation expense for both plans was $190,000 and $452,000 for the three and six months ended June 30, 2019, respectively, and $150,000 and $285,000 for the 2013 Plan for the three and six months ended June 30, 2018, respectively.

Stock Options

Both plans consist of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Options typically vest over a period of five years with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At June 30, 2019, there were 387,000 and 6,013 option share awards available to be granted under the 2018 Plan and the 2013 Plan, respectively.

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

The following table presents a summary of the Company’s stock option awards during the six months ended June 30, 2019 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2019	290,104	$31.27	6.83	$4,940,803
Granted	—	—	—	—
Less exercised	40,400	$16.89	—	$1,289,224
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2019	249,704	$33.59	6.57	$5,236,646

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	249,046	$33.53	6.57	$5,236,646

Exercisable at June 30, 2019	149,704	$16.89	4.86	$5,236,646

__________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At June 30, 2019, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options granted under both plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.1 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock.  Shares in the 2013 Plan awarded as restricted stock typically vested ratably over a three-year period for directors and a five-year period for employees, beginning at the grant date, and for the 2018 Plan, shares typically vest ratably over a five-year period for both directors and employees beginning at the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the six months ended June 30, 2019 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2019	43,421	$41.22
Granted	—	—
Less vested	18,421	$17.63
Forfeited or expired	—	—
Nonvested at June 30, 2019	25,000	$58.60

At June 30, 2019, there was $1.2 million of total unrecognized compensation costs related to nonvested shares granted as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.1 years. The total fair value of shares vested for the six months ended June 30, 2019 and 2018 was $948,000 and $1.1 million, respectively.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At June 30, 2019 and December 31, 2018, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at June 30 2019, that the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at June 30, 2019 and December 31, 2018 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At June 30, 2019
Total risk-based capital
(to risk-weighted assets)	$197,531	14.73%	$107,314	8.00%		$140,850	10.50%	$134,143	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$184,907	13.78%	$80,486	6.00%		$114,021	8.50%	$107,314	8.00%
Tier 1 leverage capital
(to average assets)	$184,907	11.38%	$64,979	4.00%	$	N/A	N/A	$81,224	5.00%
CET 1 capital
(to risk-weighted assets)	$184,907	13.78%	$60,364	4.50%		$93,900	7.00%	$87,193	6.50%

At December 31, 2018
Total risk-based capital
(to risk-weighted assets)	$188,472	13.52%	$111,493	8.00%		$137,694	9.88%	$139,366	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$175,824	12.62%	$83,620	6.00%		$109,820	7.88%	$111,493	8.00%
Tier 1 leverage capital
(to average assets)	$175,824	10.67%	$65,884	4.00%	$	N/A	N/A	$82,355	5.00%
CET 1 capital
(to risk-weighted assets)	$175,824	12.62%	$62,715	4.50%		$88,846	6.38%	$90,588	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2019, the Bank’s capital conservation buffer was 6.7%.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2019, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at June 30, 2019 were 11.1% for Tier 1 leverage-based capital, 13.5% for Tier 1 risk-based capital, 14.4% for total risk-based capital, and 13.5% for CET 1 capital ratio, compared to 11.9%, 13.9%, 15.2%, and 13.9% at June 30, 2018, respectively.

NOTE 16 - BUSINESS SEGMENTS

The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management. This process is dynamic and is based on management’s current view of the Company’s operations and is not necessarily comparable with similar information for other financial institutions. The Company defines its business segments by product type and customer segment which it has organized into two lines of business: commercial and consumer banking and home lending.

The Company uses various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to its commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At June 30, 2019, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. At June 30, 2019 and December 31, 2018, deposits totaled $1.33 billion and $1.27 billion, respectively. This segment is also responsible for the management of its investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as originating adjustable rate mortgage (“ARM”) loans held for investment. The majority of mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or FHLB, while the Company retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the three and six months ended June 30, 2019 and 2018:

	At or For the Three Months Ended June 30, 2019
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$1,141	$16,393	$17,534
Provision for loan losses (2)	(304)	(606)	(910)
Noninterest income	3,511	2,572	6,083
Noninterest expense	(3,944)	(13,127)	(17,071)
Income before provision for income taxes	404	5,232	5,636
Provision for income taxes	(86)	(1,087)	(1,173)
Net income	$318	$4,145	$4,463
Total average assets at period end	$253,394	$1,374,290	$1,627,684
FTEs	116	316	432

	At or For the Three Months Ended June 30, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$764	$11,161	$11,925
Provision for loan losses	(149)	(301)	(450)
Noninterest income	4,447	1,167	5,614
Noninterest expense	(4,508)	(7,636)	(12,144)
Income before provision for income taxes	554	4,391	4,945
Provision for income taxes	(78)	(610)	(688)
Net income	$476	$3,781	$4,257
Total average assets at period end	$222,687	$860,175	$1,082,862
FTEs	117	219	336

	At or For the Six Months Ended June 30, 2019
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$2,212	$33,011	$35,223
Provision for loan losses (2)	(363)	(1,297)	(1,660)
Noninterest income	5,930	4,708	10,638
Noninterest expense	(7,248)	(24,620)	(31,868)
Income before provision for income taxes	531	11,802	12,333
Provision for income taxes	(115)	(2,563)	(2,678)
Net income	$416	$9,239	$9,655
Total average assets at period end	$246,379	$1,374,929	$1,621,308
FTEs	116	316	432

	At or For the Six Months Ended June 30, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$1,479	$21,943	$23,422
Provision for loan losses	(145)	(655)	(800)
Noninterest income	8,213	2,425	10,638
Noninterest expense	(8,564)	(14,615)	(23,179)
Income before provision for income taxes	983	9,098	10,081
Provision for income taxes	(146)	(1,356)	(1,502)
Net income	$837	$7,742	$8,579
Total average assets at period end	$219,553	$830,419	$1,049,972
FTEs	117	219	336

____________________________

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

(2)	The allocated provision for loan losses is partially associated with the increase in Anchor Bank, one-to-four-family, and home equity loans of $59.7 million at June 30, 2019.

NOTE 17 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at June 30, 2019 and December 31, 2018, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the Branch Purchase in 2016.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2018, and determined that no impairment of goodwill existed. No events or circumstances since the December 31, 2018 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed at June 30, 2019.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2018, and the six months ended June 30, 2019.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2017	$2,239	$(922)	$1,317
Additions as a result of the Anchor Acquisition (1)	5,251	—	5,251
Amortization	—	(351)	(351)
Balance, December 31, 2018	7,490	(1,273)	6,217
Amortization	—	(380)	(380)
Balance, June 30, 2019	$7,490	$(1,653)	$5,837

____________________________

(1)	See “Note 2 - Business Combination.”

The CDI represents the fair value of the acquired core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $190,000 and $380,000 for the three and six months ended June 30, 2019, and $77,000 and $153,000 for the same periods in 2018. Amortization expense for CDI is expected to be as follows at June 30, 2019:

Remainder of 2019	380
2020	706
2021	691
2022	691
2023	691
Thereafter	2,678
Total	$5,837

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

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three months ended June 30, 2019, the Company recognized $1.2 million in total deposit fees, which included $469,000 of debit card interchange fees and $280,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $5.3 million of noninterest income considered not within the scope of ASC 606, compared to $574,000 in total deposit fees including $280,000 of debit card interchange fees, $116,000 of fees from non-sufficient funds, and $5.2 million of noninterest income considered not within the scope of ASC 606 for the three months ended June 30, 2018.  For the six months ended June 30, 2019, the Company recognized $2.3 million in total deposit fees, which included $892,000 of debit card interchange fees and $551,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $9.2 million of noninterest income considered not within the scope of ASC 606, compared to $1.1 million in total deposit fees, which included $540,000 of debit card interchange fees and $236,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $9.9 million of noninterest income considered not within the scope of ASC 606.

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

Consumer loans, in particular indirect home improvement loans to finance window replacement, gutter replacement, siding replacement, solar panels, pools, and other improvement renovations is a large and regionally expanding segment of the loan portfolio. Consumer lending is dependent on the Bank’s contractor/dealer network of 97 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona, with four contractor/dealers responsible for 49.2% of the funded loans dollar volume.  The Company funded $37.9 million, or approximately 2,000 loans during the quarter ended June 30, 2019. The following table details consumer funded loan originations by state (excluding marine) for the periods indicated:

	For the Six Months Ended		For the Twelve Months Ended
	June 30, 2019		December 31, 2018
State	Amount	Percent	Amount	Percent
Washington	$25,750	39.4%	$63,738	43.0%
Oregon	17,340	26.5	45,848	30.9
California	15,854	24.2	29,850	20.1
Idaho	3,677	5.6	6,008	4.1
Colorado	1,538	2.4	2,609	1.8
Arizona	1,258	1.9	267	0.1
Total consumer loans	$65,417	100.0%	$148,320	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $351.7 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $3.9 million through the home lending segment during the six months ended June 30, 2019, of which $304.3 million were sold to investors. Of the loans sold to investors, $199.7 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At June 30, 2019, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $66.5 million, totaled $248.9 million, or 19.2%, of the total gross loan portfolio.

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

Recently, improvements in the economy, employment rates, and interest rates has resulted in higher volumes of refinances and sales of one-to-four-family homes during the six months ended June 30, 2019, compared to the prior years’ surge in construction loans due to the lack of housing inventory. We anticipate that residential construction and development lending will continue to be a strong element of our total loan portfolio and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

Income Taxes. Income taxes are reflected in the Company’s consolidated financial statements to show the tax effects of the operations and transactions reported in the consolidated financial statements and consist of taxes currently payable plus deferred taxes. ASC 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Deferred tax assets and liabilities result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting. The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period. In formulating the deferred tax asset, the Company is required to estimate income and taxes in the jurisdiction in which the Company operates. This process involves estimating the actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes. The Company had no net deferred tax assets and net deferred tax liabilities of $1.0 million and $361,000, at June 30, 2019 and December 31, 2018, respectively.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Assets. Total assets increased $19.4 million, or 1.2%, to $1.64 billion at June 30, 2019, compared to $1.62 billion at December 31, 2018, primarily due to increases in total cash and cash equivalents of $26.8 million, loans held for sale of $15.3 million, operating lease ROU assets of $4.6 million, and other assets of $2.9 million, partially offset by a decrease in loans receivable, net of $30.4 million.  The increases in total assets were primarily funded by deposit growth.

Loans receivable, net decreased $30.4 million, to $1.28 billion at June 30, 2019, from $1.31 billion at December 31, 2018.  Total real estate loans decreased $36.3 million, including decreases in construction and development of $33.2 million, home equity of $3.4 million, and multi-family of $1.4 million, partially offset by an increase in commercial of $2.1 million. Undisbursed construction and development loan commitments decreased $6.4 million, or 8.3%, to $70.5 million at June 30, 2019, as compared to $76.9 million at December 31, 2018. Commercial business loans decreased $22.1 million, primarily due to a net decrease in warehouse lending of $18.7 million, consisting of a decrease of $21.3 million in commercial warehouse lending, offset by an increase of $2.6 million in residential mortgage warehouse lending, as well as a decrease in commercial and industrial loans of $3.4 million.  These decreases were partially offset by consumer loans which increased $28.3 million, primarily due to increases of $20.5 million in indirect home improvement loans and $8.2 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $15.3 million, or 29.9%, to $66.5 million at June 30, 2019, from $51.2 million at December 31, 2018. The Company continues to build its home lending operations by developing additional lending niches and will continue selling one-to-four-family loans into the secondary market for asset/liability management purposes.

One-to-four-family loan originations, including $321.8 million of loans originated for sale, $26.0 million of portfolio loans including first and second liens, and $3.9 million of loans brokered to other institutions, decreased $10.6 million, or 2.9% to $351.7 million during the six months ended June 30, 2019, compared to $362.3 million during the six months ended June 30, 2018. Originations of one-to-four-family loans to purchase a home (purchase production) decreased by $27.0 million, or 9.8% with $247.7 million in loan purchase production closing during the six months ended June 30, 2019, down from $274.7 million during the six months ended June 30, 2018. One-to-four-family loan originations for refinance (refinance production) increased $17.3 million, or 20.0%, with $104.0 million in refinance production closing during the six months ended June 30, 2019, up from $86.7 million during the six months ended June 30, 2018.  During the six months ended June 30, 2019, the Company sold $304.3 million of one-to-four-family loans, compared to sales of $315.6 million for the same period one year ago. In addition, the cash margin on loans sold decreased to 1.67% for the six months ended June 30, 2019, compared to 2.56% for the six months ended June 30, 2018.

The ALLL was $12.3 million at June 30, 2019 and December 31, 2018, or 1.0% and 0.9% of gross loans receivable, excluding loans held for sale, respectively.  Substandard loans decreased to $6.5 million at June 30, 2019, compared to $8.0 million at December 31, 2018, primarily due to a $1.2 million charge-off of a commercial line of credit in the first quarter 2019. Non-performing loans, consisting of non-accruing and accruing loans 90 days or more past due, decreased to $1.6 million at June 30, 2019, from $3.9 million at December 31, 2018, primarily due to three charge-offs comprised of the $1.2 million mentioned above, a one-to-four-family loan in the amount of $834,000, and one commercial business relationship of $431,000. At June 30, 2019, non-performing loans consisted of $958,000 in one-to-four-family loans, $401,000 of indirect home improvement loans, $190,000 of home equity loans, $33,000 of solar loans, and $11,000 of other consumer loans. The ratio of non-performing loans to total gross loans was 0.1% at June 30, 2019, compared to 0.3% at December 31, 2018. There were three OREO properties totaling $254,000 at June 30, 2019, and two OREO properties totaling $689,000 at December 31, 2018.

The allowance does not include the recorded discount on loans acquired in the Anchor Acquisition of $3.7 million on $278.4 million of gross loans at June 30, 2019.

Liabilities. Total liabilities increased $10.0 million to $1.45 billion at June 30, 2019, from $1.44 billion at December 31, 2018, primarily due to a $60.0 million increase in deposits and a $642,000 increase in deferred tax liability, partially offset by a $53.9 million decrease in borrowings and a $1.4 million decrease in other liabilities.

Total deposits increased to $1.33 billion at June 30, 2019, from $1.27 billion at December 31, 2018. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $74.1 million to $459.7 million at June 30, 2019, from $385.6 million at December 31, 2018 primarily due to a $47.0 million increase in noninterest-bearing checking and a $29.4 million increase in interest-bearing checking.  Money market and savings accounts decreased $39.4 million to $365.5 million at June 30, 2019, from $404.9 million at December 31, 2018. Time deposits increased $25.3 million to $509.0 million at June 30, 2019, from $483.6 million at December 31, 2018. Non-retail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds decreased $8.6 million to $118.9 million at June 30, 2019, compared to $127.5 million at December 31, 2018, primarily due to decreases in public funds of $9.4 million and in brokered CDs of $2.1 million, partially offset by an increase of $3.2 million in online CDs. Management remains focused on increasing its lower cost relationship-based deposits to fund long-term asset growth.

Borrowings decreased $53.9 million to $83.2 million at June 30, 2019, from $137.1 million at December 31, 2018, primarily related to the repayment of FHLB Fed Funds to take advantage of lower cost FHLB advances.

Stockholders’ Equity. Total stockholders’ equity increased $9.4 million to $189.4 million at June 30, 2019, from $180.0 million at December 31, 2018. The increase in stockholders’ equity during the six months ended June 30, 2019, was primarily due to net income of $9.7 million, and a decrease in accumulated other comprehensive loss to a gain, net of tax of $2.0 million, partially offset by common stock repurchases of $2.5 million.  The Company repurchased 52,622 shares of its common stock during the six months ended June 30, 2019, at an average price of $47.97 per share. At June 30, 2019, the number of shares that remained available for repurchase was 172,378 as authorized pursuant to our January 2019 Share Repurchase Plan. Book value per common share was $43.18 at June 30, 2019, compared to $41.19 at December 31, 2018.

We calculated book value based on common shares outstanding of 4,476,864 at June 30, 2019, less 25,000 unvested restricted stock shares, and 64,803 of unallocated ESOP shares for the reported common shares outstanding of 4,387,061. Common shares outstanding was calculated using 4,492,478 shares at December 31, 2018, less 43,421 unvested restricted stock shares, and 77,763 of unallocated ESOP shares for the reported common shares outstanding of 4,371,294.

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

General. Net income for the three months ended June 30, 2019, increased $206,000, or 4.8%, to $4.5 million, from $4.3 million for the three months ended June 30, 2018. The primary reason for the increase in net income was a $5.1 million, or 44.9% increase in net interest income after provision for loan losses, partially offset by a $4.9 million, or 40.6% increase in noninterest expense, including $1.2 million of acquisition costs compared to none for the three months ended June 30, 2018.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2019			June 30, 2018
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)(3)	$1,338,411	$21,102	6.32%	$899,692	$13,135	5.86%
Mortgage-backed securities	47,682	318	2.68%	47,442	284	2.40%
Investment securities	51,489	372	2.90%	49,423	349	2.83%
Federal Home Loan Bank stock	8,188	105	5.14%	6,770	76	4.50%
Interest-bearing deposits at other financial institutions	83,805	468	2.24%	41,952	178	1.70%
Total interest-earning assets	1,529,575	22,365	5.86%	1,045,279	14,022	5.38%
Noninterest-earning assets (2)	98,109			37,583
Total assets	$1,627,684			$1,082,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$378,705	$741	0.78%	$287,354	$393	0.55%
Interest-bearing checking	187,049	386	0.83%	125,901	63	0.20%
Certificates of deposit (3)	511,539	2,929	2.30%	243,108	976	1.61%
Borrowings	86,714	606	2.80%	100,546	496	1.98%
Subordinated note	9,872	169	6.87%	9,852	169	6.88%
Total interest-bearing liabilities	1,173,879	4,831	1.65%	766,761	2,097	1.10%
Noninterest-bearing accounts	243,893			179,814
Other noninterest-bearing liabilities	21,146			10,451
Stockholders’ equity	188,766			125,836
Total liabilities and stockholders’ equity	$1,627,684			$1,082,862
Net interest income		$17,534			$11,925
Net interest rate spread			4.21%			4.28%
Net earning assets	$355,696			$278,518
Net interest margin			4.60%			4.58%
Average interest-earning assets to average interest-bearing liabilities	130.30%			136.32%

_______________________

(1)	Includes loans held for sale.
(2)	Includes fixed assets, BOLI, servicing rights, goodwill, and CDI.
(3)	Includes fair value adjustments from the Anchor Acquisition.

Net Interest Income. Net interest income increased $5.6 million, or 47.0%, to $17.5 million for the three months ended June 30, 2019, from $11.9 million for the three months ended June 30, 2018. This increase was a result of an $8.0 million, or 60.7% increase in loans receivable interest income, due to a $438.7 million, or 48.8% increase in the average loans receivable, net balance, largely reflecting the loans acquired in the Anchor Acquisition, accompanied with a 46 basis point increase in the average loan yield, and a $376,000, or 42.4% increase in interest and dividends on investment securities, cash and cash equivalents and CDs at other financial institutions. These increases were partially offset by a $2.6 million, or 183.2% increase in deposit interest expense due to assumed deposits and continued organic growth in interest-bearing deposits with higher market interest rates, and a $110,000, or 22.2% increase in interest expense on borrowings mainly from the use of FHLB advances to support loan growth.

The net interest margin (“NIM”) increased two basis points to 4.60% for the three months ended June 30, 2019, from 4.58% for the same period in the prior year. The increase in NIM for the comparable quarter, year over year, was driven primarily by a positive impact from incremental interest accretion on loans acquired in the Anchor Acquisition of 20 basis points, partially offset by higher cost market rate deposits and increased borrowing costs to fund loan growth.  Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the three months ended June 30, 2019, increased $8.3 million, or 59.5%, to $22.4 million, from $14.0 million for the three months ended June 30, 2018. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $1.34 billion for the three months ended June 30, 2019, compared to $899.7 million for the three months ended June 30, 2018, and a 48 basis point increase in the average yield on interest-earning assets to 5.86% for the three months ended June 30, 2019, compared to 5.38% for the three months ended June 30, 2018. The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the growth in the loan portfolio, and the proportionally larger level of loans in the average interest-earning asset mix as well as the 46 basis point increase in the average loan yield.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,338,411	6.32%	$899,692	5.86%	$7,967
Mortgage-backed securities	47,682	2.68	47,442	2.40	34
Investment securities	51,489	2.90	49,423	2.83	23
FHLB stock	8,188	5.14	6,770	4.50	29
Interest-bearing deposits at other financial institutions	83,805	2.24	41,952	1.70	290
Total interest-earning assets	$1,529,575	5.86%	$1,045,279	5.38%	$8,343

Interest Expense. Interest expense increased $2.7 million, or 130.4%, to $4.8 million for the three months ended June 30, 2019, from $2.1 million for the same prior year period. The increase was attributable to an increase in interest expense on deposits of $2.6 million, and borrowings of $110,000. The average cost of funds increased 55 basis points to 1.65% for the three months ended June 30, 2019, from 1.10% for the three months ended June 30, 2018.  The increase was predominantly due to growth in higher market rate deposits, primarily those acquired in the Anchor Acquisition along with organic deposit growth. The average cost of deposits increased 57 basis points to 1.22%, for the three months ended June 30, 2019, compared to 0.65%, for the three months ended June 30, 2018, reflecting rising market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$378,705	0.78%	$287,354	0.55%	$348
Interest-bearing checking	187,049	0.83	125,901	0.20	323
Certificates of deposit	511,539	2.30	243,108	1.61	1,953
Borrowings	86,714	2.80	100,546	1.98	110
Subordinated note	9,872	6.87	9,852	6.88	—
Total interest-bearing liabilities	$1,173,879	1.65%	$766,761	1.10%	$2,734

Provision for Loan Losses. For the three months ended June 30, 2019, the provision for loan losses was $910,000, compared to $450,000 for the three months ended June 30, 2018, due primarily to the increase in the loan portfolio and net loan charge-offs. Included in the loan portfolio increase was $30.0 million of Anchor Bank loans transferred to the ALLL in accordance to ASC 450-20 Loss Contingencies with a related provision of $360,000.  During the three months ended June 30, 2019, net loan charge-offs totaled $415,000, compared to $19,000 during the three months ended June 30, 2018. The significant increase in net loan charge-offs compared to the prior year was primarily due to the charge-off of loans from one commercial business relationship totaling $431,000.

Noninterest Income. Noninterest income increased $469,000, or 8.4%, to $6.1 million for the three months ended June 30, 2019, from $5.6 million for the three months ended June 30, 2018. The increase between the periods primarily reflects a $1.2 million increase in service charges and fee income, primarily due to deposit accounts assumed in the Anchor Acquisition and deposit growth, partially offset by a $1.1 million decrease in gain on sale of loans.

Noninterest Expense. Noninterest expense increased $4.9 million, or 40.6%, to $17.1 million for the three months ended June 30, 2019, from $12.1 million for the three months ended June 30, 2018. The increase was primarily due to the Anchor Acquisition and growth in our operations with increases of $1.1 million in operations, $978,000 in salaries and benefits, $657,000 in data processing, and $526,000 in occupancy expense.  Acquisition costs were $1.2 million for the three months ended June 30, 2019, compared to none for the three months ended June 30, 2018 and were primarily due to the integration of the Anchor Bank core processing platform.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, increased slightly to 72.3% for the three months ended June 30, 2019, compared to 69.2% for the three months ended June 30, 2018, representing a greater increase in noninterest expense as compared to smaller increases in net interest income and noninterest income.

Provision for Income Tax. For the three months ended June 30, 2019, the Company recorded a provision for income tax expense of $1.2 million on pre-tax income as compared to $688,000 for the three months ended June 30, 2018. The effective corporate income tax rates for the three months ended June 30, 2019 and 2018 were 20.8% and 13.9%, respectively.  The increase in the tax provision and related effective tax rate is primarily due to an increase in pre-tax income of $691,000 and acquisition costs of $1.2 million during the three months ended June 30, 2019, which are not allowable as a deduction for federal income tax purposes.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018

General. Net income for the six months ended June 30, 2019, increased $1.1 million, or 12.5%, to $9.7 million, from $8.6 million for the six months ended June 30, 2018.  The increase was mostly due to a $10.9 million, or 48.4% increase in net interest income, after provision for loan losses, partially offset by an $8.7 million, or 37.5% increase in noninterest expense, including $1.6 million of acquisition costs compared to none for the six months ended June 30, 2018. In addition there was a $1.2 million, or 78.3% increase in provision for income taxes.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2019			June 30, 2018
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,343,387	$42,211	6.34%	$872,394	$25,391	5.87%
Mortgage-backed securities	47,237	638	2.72%	45,979	529	2.32%
Investment securities	52,172	747	2.89%	47,737	643	2.72%
Federal Home Loan Bank stock	8,557	235	5.54%	5,097	111	4.39%
Interest-bearing deposits at other financial institutions	76,030	845	2.24%	41,346	336	1.64%
Total interest-earning assets	1,527,383	44,676	5.90%	1,012,553	27,010	5.38%
Noninterest-earning assets (2)	93,925			37,419
Total assets	$1,621,308			$1,049,972
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$386,964	$1,505	0.78%	$290,391	$712	0.49%
Interest-bearing checking	175,212	582	0.67%	124,666	130	0.21%
Certificates of deposit (3)	503,609	5,679	2.27%	248,116	1,833	1.49%
Borrowings	98,514	1,350	2.76%	61,294	576	1.90%
Subordinated note	9,869	337	6.89%	9,849	337	6.90%
Total interest-bearing liabilities	1,174,168	9,453	1.62%	734,316	3,588	0.99%
Noninterest-bearing accounts	241,758			180,158
Other noninterest-bearing liabilities	19,125			11,181
Stockholders’ equity	186,257			124,317
Total liabilities and stockholders’ equity	$1,621,308			$1,049,972
Net interest income		$35,223			$23,422
Net interest rate spread			4.27%			4.39%
Net earning assets	$353,215			$278,237
Net interest margin			4.65%			4.66%
Average interest-earning assets to average interest-bearing liabilities	130.08%			137.89%

______________________

(1)  Includes loans held for sale.

(2)  Includes fixed assets, BOLI, servicing rights, goodwill, and CDI.

(3)  Includes fair value adjustments from the Anchor Acquisition.

Net Interest Income. Net interest income increased $11.8 million, or 50.4%, to $35.2 million for the six months ended June 30, 2019, from $23.4 million for the six months ended June 30, 2018, mostly due to a $16.8 million, or 66.2% increase in loans receivable interest income, partially offset by a $5.1 million, or 190.3% increase in deposit interest expense and a $774,000, or 134.4% increase in borrowing interest expense.

The NIM decreased one basis point to 4.65% for the six months ended June 30, 2019, from 4.66% for the six months ended June 30, 2018. The decreased NIM was mostly driven by higher cost market rate deposits and increased borrowing costs, partially offset by a positive impact from incremental interest accretion on loans acquired in the Anchor Acquisition of 18 basis points.

Interest Income. Interest income for the six months ended June 30, 2019, increased $17.7 million, or 65.4%, to $44.7 million, from $27.0 million for the six months ended June 30, 2018.  The increase during the period was primarily due to the increase in the average balance of loans receivable to $1.34 billion for the six months ended June 30, 2019, compared to $872.4 million for the six months ended June 30, 2018.  The average yield on interest-earning assets increased 52 basis points to 5.90% for the six months ended June 30, 2019, compared to 5.38% for the six months ended June 30, 2018.  The increase in average yield on interest-earning assets compared to the same period last year primarily reflects the growth in the loan portfolio previously discussed and the proportionally larger level of loans in the average interest-earning asset mix.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,343,387	6.34%	$872,394	5.87%	$16,820
Mortgage-backed securities	47,237	2.72	45,979	2.32	109
Investment securities	52,172	2.89	47,737	2.72	104
FHLB stock	8,557	5.54	5,097	4.39	124
Interest-bearing deposits at other financial institutions	76,030	2.24	41,346	1.64	509
Total interest-earning assets	$1,527,383	5.90%	$1,012,553	5.38%	$17,666

Interest Expense. Interest expense increased $5.9 million, or 163.5%, to $9.5 million for the six months ended June 30, 2019, from $3.6 million for the same prior year period. The increase was attributable to an increase in interest expense on deposits of $5.1 million, and borrowings of $774,000. Deposit costs increased predominantly due to growth in higher market rate deposits, primarily those acquired in the Anchor Acquisition along with organic deposit growth. The average cost of funds increased 63 basis points to 1.62% for the six months ended June 30, 2019, compared to 0.99% for the six months ended June 30, 2018.  The average cost of deposits increased 53 basis points to 1.17% for the six months ended June 30, 2019, compared to 0.64% for the six months ended June 30, 2018, mostly driven by rising market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$386,964	0.78%	$290,391	0.49%	$793
Interest-bearing checking	175,212	0.67	124,666	0.21	452
Certificates of deposit	503,609	2.27	248,116	1.49	3,846
Borrowings	98,514	2.76	61,294	1.90	774
Subordinated note	9,869	6.89	9,849	6.90	—
Total interest-bearing liabilities	$1,174,168	1.62%	$734,316	0.99%	$5,865

Provision for Loan Losses. For the six months ended June 30, 2019, the provision for loan losses was $1.7 million, due primarily to the increase in the loan portfolio and net loan charge-offs, compared to $800,000 for the six months ended June 30, 2018. Included in the loan portfolio increase was $30.0 million of Anchor Bank loans transferred to the ALLL in accordance to ASC 450-20 Loss Contingencies with a related provision of $360,000. Net loan charge-offs totaled $1.7 million during the six months ended June 30, 2019, compared to net recoveries of $15,000 during the six months ended June 30, 2018.  The significant increase in net loan charge-offs was primarily due to a charge-off of a commercial line of credit of $1.2 million in the first quarter of 2019, and the charge-off of loans from one commercial business relationship of $431,000 in the second quarter of 2019 .

Noninterest Income. Noninterest income was unchanged at $10.6 million for both the six months ended June 30, 2019, June 30, 2018.  Service charges and fee income increased $2.2 million, other noninterest income increased $312,000, and earnings on cash surrender value of BOLI increased $262,000, partially offset by a decrease of $2.7 million in gain on sale of loans, primarily due to an 89 basis point decrease in the average loan sale margin.

Noninterest Expense. Noninterest expense increased $8.7 million, or 37.5%, to $31.9 million for the six months ended June 30, 2019, from $23.2 million for the six months ended June 30, 2018.  The increase was primarily due to the Anchor Acquisition and growth in our operations with increases of  $2.2 million in salaries and benefits also associated with the hiring of additional employees to support lending and deposit growth, $1.8 million in operations, $1.3 million in data processing, $989,000 in occupancy expense, $259,000 in professional and board fees, $256,000 in FDIC insurance, and $227,000 in amortization of core deposit intangible.  Acquisition costs were $1.6 million for the six months ended June 30, 2019, compared to none for the same period last year.

The efficiency ratio was 69.5% for the six months ended June 30, 2019, compared to 68.1% for the six months ended June 30, 2018.

Provision for Income Tax. For the six months ended June 30, 2019, the Company recorded a provision for income tax expense of $2.7 million on pre-tax income as compared to $1.5 million for the six months ended June 30, 2018. The effective tax rate for the six month period ended June 30, 2019 and 2018 was 21.7% and 14.9%, respectively.  The increase in the tax provision and related effective tax rate is primarily due to an increase in pre-tax income of $2.3 million and acquisition costs of $1.6 million during the six months ended June 30, 2019, which are not allowable as a deduction for federal income tax purposes.

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

At June 30, 2019, the Bank’s total borrowing capacity was $484.2 million with the FHLB of Des Moines, with unused borrowing capacity of $390.3 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At June 30, 2019, the Bank held approximately $655.3 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $144.8 million, and a combined credit limit of $51.0 million in written federal funds lines of credit through correspondent banking relationships at June 30, 2019. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At June 30, 2019, the Bank held approximately $295.7 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At June 30, 2019, $83.2 million in FHLB advances were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the federal funds lines of credit. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $267.9 million at June 30, 2019. Total brokered deposits at June 30, 2019 were $114.6 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At June 30, 2019, the approved outstanding loan commitments, including unused lines of credit amounted to $340.2 million. Certificates of deposit scheduled to mature in three months or less at June 30, 2019, totaled $91.0 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2019, FS Bancorp, Inc. had $5.2 million in unrestricted cash to meet liquidity needs.

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

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at June 30, 2019, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2019, the Bank was considered to be well capitalized. At June 30, 2019, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.4%, 13.8%, 14.7%, and 13.8%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2019, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at June 30, 2019 were 11.1% for Tier 1 leverage-based capital, 13.5% for Tier 1 risk-based capital, 14.4% for total risk-based capital, and 13.5% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 15 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2019 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2019:

					Maximum
				Total Number	Number of
				of Shares	Shares that
			Average	Repurchased as	May Yet Be
	Total Number		Price	Part of Publicly	Repurchased
	of Shares		Paid per	Announced	Under the
Period	Purchased		Share	Plan	Plan
April 1, 2019 - April 30, 2019	—		$—	—	219,564
May 1, 2019 - May 31, 2019	38,241	(1)	48.42	35,449	184,115
June 1, 2019 - June 30, 2019	11,737		47.78	11,737	172,378
Total for the quarter	49,978		$48.27	47,186	172,378

(1) There were 2,792 shares surrendered by participants included in the 2013 Equity Incentive Plan in satisfaction of payment for withholding taxes for vesting of restricted stock shares.

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

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.                Mine Safety Disclosures

Not applicable.

Item 5.                Other Information

Not applicable.

Item 6.                  Exhibits

2.1	Agreement and Plan of Merger, dated as of July 17, 2018, by and between FS Bancorp, Inc. and Anchor Bancorp (1)
3.1	Articles of Incorporation of FS Bancorp, Inc. (2)
3.2	Bylaws of FS Bancorp, Inc. (3)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (2)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (2)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (2)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
10.7	Purchase and Assumption Agreement between Bank of America, National Association and 1st Security Bank dated September 1, 2015 (5)
10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company (6)
10.9	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (7)
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (8)
10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (8)
10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (8)
10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: August 9, 2019	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: August 9, 2019	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)