Form 10-Q
period 2019-09-30
FS Bancorp, Inc.
filed 2019-11-08
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019              OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 31, 2019, there were 4,452,872 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10‑Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
ASSETS	2019	2018
Cash and due from banks	$15,979	$9,408
Interest-bearing deposits at other financial institutions	46,915	23,371
Total cash and cash equivalents	62,894	32,779
Certificates of deposit at other financial institutions	24,296	22,074
Securities available-for-sale, at fair value	106,038	97,205
Loans held for sale, at fair value	80,619	51,195
Loans receivable, net	1,311,288	1,312,519
Accrued interest receivable	5,723	5,761
Premises and equipment, net	29,066	29,110
Operating lease right-of-use (“ROU”) assets	4,713	—
Federal Home Loan Bank (“FHLB”) stock, at cost	7,995	9,887
Other real estate owned (“OREO”)	178	689
Bank owned life insurance (“BOLI”), net	35,136	34,485
Servicing rights, held at the lower of cost or fair value	11,193	10,429
Goodwill	2,312	2,312
Core deposit intangible, net	5,647	6,217
Other assets	7,899	6,982
TOTAL ASSETS	$1,694,997	$1,621,644
LIABILITIES
Deposits:
Noninterest-bearing accounts	$281,073	$234,532
Interest-bearing accounts	1,105,529	1,039,687
Total deposits	1,386,602	1,274,219
Borrowings	76,864	137,149
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(120)	(135)
Total subordinated note less unamortized debt issuance costs	9,880	9,865
Operating lease liabilities	4,881	—
Deferred tax liability, net	1,029	361
Other liabilities	21,484	20,012
Total liabilities	1,500,740	1,441,606
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 4,452,872 and 4,492,478 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	44	45
Additional paid-in capital	88,608	91,466
Retained earnings	105,672	90,854
Accumulated other comprehensive income (loss), net of tax	583	(1,479)
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(650)	(848)
Total stockholders’ equity	194,257	180,038
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,694,997	$1,621,644

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans receivable, including fees	$21,466	$14,624	$63,677	$40,015
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,245	959	3,710	2,578
Total interest and dividend income	22,711	15,583	67,387	42,593
INTEREST EXPENSE
Deposits	4,223	1,850	11,989	4,525
Borrowings	582	704	1,932	1,280
Subordinated note	171	171	508	508
Total interest expense	4,976	2,725	14,429	6,313
NET INTEREST INCOME	17,735	12,858	52,958	36,280
PROVISION FOR LOAN LOSSES	573	450	2,233	1,250
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,162	12,408	50,725	35,030
NONINTEREST INCOME
Service charges and fee income	1,619	716	5,131	2,045
Gain on sale of loans	4,583	3,818	10,556	12,467
Gain on sale of investment securities	—	—	32	113
Earnings on cash surrender value of BOLI	219	88	651	258
Other noninterest income	323	180	1,012	557
Total noninterest income	6,744	4,802	17,382	15,440
NONINTEREST EXPENSE
Salaries and benefits	7,865	7,039	24,757	21,759
Operations	2,360	1,308	7,062	4,209
Occupancy	1,104	744	3,446	2,097
Data processing	1,148	625	3,770	1,944
Gain on sale of OREO	(40)	—	(125)	—
OREO expenses	1	—	12	—
Loan costs	903	850	2,282	2,183
Professional and board fees	654	414	1,820	1,321
Federal Deposit Insurance Corporation (“FDIC”) insurance	(29)	137	358	268
Marketing and advertising	178	201	505	564
Acquisition costs	257	443	1,855	443
Amortization of core deposit intangible	190	77	570	230
Impairment of servicing rights	131	—	278	—
Total noninterest expense	14,722	11,838	46,590	35,018
INCOME BEFORE PROVISION FOR INCOME TAXES	9,184	5,372	21,517	15,452
PROVISION FOR INCOME TAXES	2,040	1,320	4,718	2,822
NET INCOME	$7,144	$4,052	$16,799	$12,630
Basic earnings per share	$1.62	$1.12	$3.80	$3.52
Diluted earnings per share	$1.58	$1.07	$3.71	$3.35

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)  (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$7,144	$4,052	$16,799	$12,630
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gain (loss) during period	110	(684)	2,658	(2,675)
Income tax (provision) benefit related to unrealized holding gain (loss)	(23)	147	(571)	575
Reclassification adjustment for realized gains, net included in net income	—	—	(32)	(113)
Income tax provision related to reclassification for realized gains, net	—	—	7	24
Other comprehensive income (loss), net of tax	87	(537)	2,062	(2,189)
COMPREHENSIVE INCOME	$7,231	$3,515	$18,861	$10,441

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended September 30, 2018 and 2019

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, July 1, 2018	3,708,660	$37	$56,344	$76,102	$(2,127)	$(985)	$129,371
Net income	—	$—	—	4,052	—	—	$4,052
Dividends paid ($0.14 per share)	—	$—	—	(506)	—	—	$(506)
Share-based compensation	—	$—	207	—	—	—	$207
Stock options exercised	7,800	$—	132	—	—	—	$132
Other comprehensive loss, net of tax	—	$—	—	—	(537)	—	$(537)
ESOP shares allocated	—	$—	344	—	—	66	$410
BALANCE, September 30, 2018	3,716,460	$37	$57,027	$79,648	$(2,664)	$(919)	$133,129

BALANCE, July 1, 2019	4,476,864	$45	$90,418	$99,184	$496	$(717)	$189,426
Net income	—	$—	—	7,144	—	—	$7,144
Dividends paid ($0.15 per share)	—	$—	—	(656)	—	—	$(656)
Share-based compensation	—	$—	189	—	—	—	$189
Restricted stock awards	20,215	$—	—	—	—	—	$—
Common stock repurchased - repurchase plan	(46,562)	$(1)	(2,275)	—	—	—	$(2,276)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(645)	$—	(31)	—	—	—	$(31)
Stock options exercised	3,000	$—	51	—	—	—	$51
Other comprehensive income, net of tax	—	$—	—	—	87	—	$87
ESOP shares allocated	—	$—	256	—	—	67	$323
BALANCE, September 30, 2019	4,452,872	$44	$88,608	$105,672	$583	$(650)	$194,257

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands, except share amounts) (Unaudited)

Nine Months Ended September 30, 2018 and 2019

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2018	3,680,152	$37	$55,135	$68,422	$(475)	$(1,117)	$122,002
Net income	—	$—	—	12,630	—	—	$12,630
Dividends paid ($0.39 per share)	—	$—	—	(1,404)	—	—	$(1,404)
Share-based compensation	—	$—	492	—	—	—	$492
Common stock repurchased - repurchase plan	(4,325)	$—	(250)	—	—	—	$(250)
Stock options exercised	40,633	$—	686	—	—	—	$686
Other comprehensive loss, net of tax	—	$—	—	—	(2,189)	—	$(2,189)
ESOP shares allocated	—	$—	964	—	—	198	$1,162
BALANCE, September 30, 2018	3,716,460	$37	$57,027	$79,648	$(2,664)	$(919)	$133,129

BALANCE, January 1, 2019	4,492,478	$45	$91,466	$90,854	$(1,479)	$(848)	$180,038
Net income	—	$—	—	16,799	—	—	$16,799
Dividends paid ($0.45 per share)	—	$—	—	(1,981)	—	—	$(1,981)
Share-based compensation	—	$—	641	—	—	—	$641
Restricted stock awards	20,215	$—	—	—	—	—	$—
Common stock repurchased - repurchase plan	(99,184)	$(1)	(4,801)	—	—	—	$(4,802)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(4,037)	$—	(204)	—	—	—	$(204)
Stock options exercised	43,400	$—	733	—	—	—	$733
Other comprehensive income, net of tax	—	$—	—	—	2,062	—	$2,062
ESOP shares allocated	—	$—	773	—	—	198	$971
BALANCE, September 30, 2019	4,452,872	$44	$88,608	$105,672	$583	$(650)	$194,257

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

.

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,799	$12,630
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,233	1,250
Depreciation, amortization and accretion	9,269	4,535
Compensation expense related to stock options and restricted stock awards	641	492
ESOP compensation expense for allocated shares	971	1,162
Increase in cash surrender value of BOLI	(651)	(258)
Gain on sale of loans held for sale	(10,434)	(12,275)
Gain on sale of portfolio loans	(122)	(192)
Gain on sale of investment securities	(32)	(113)
Origination of loans held for sale	(579,762)	(485,490)
Proceeds from sale of loans held for sale	556,538	492,336
Impairment of servicing rights	278	—
Gain on sale of OREO	(125)	—
Changes in operating assets and liabilities
Accrued interest receivable	38	(853)
Other assets	(6,082)	(139)
Other liabilities	6,807	5,314
Net cash (used) from operating activities	(3,634)	18,399
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	10,554	5,305
Maturities, prepayments, and calls	18,138	6,942
Purchases	(35,192)	(30,197)
Maturities of certificates of deposit at other financial institutions	2,488	744
Purchase of certificates of deposit at other financial institutions	(4,712)	—
Loan originations and principal collections, net	(11,976)	(176,433)
Purchase of portfolio loans	(321)	(22,532)
Proceeds from sale of portfolio loans	8,487	10,950
Proceeds from sale of OREO, net	800	—
Purchase of premises and equipment	(2,002)	(2,355)
Purchase of BOLI	—	(3,000)
Change in FHLB stock, net	1,892	(4,260)
Net cash used by investing activities	(11,844)	(214,836)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	112,383	114,695
Proceeds from borrowings	354,372	739,740
Repayments of borrowings	(414,908)	(660,743)
Dividends paid	(1,981)	(1,404)
Proceeds from stock options exercised	733	686
Restricted stock awards	(204)	—
Common stock repurchased	(4,802)	(250)
Net cash from financing activities	45,593	192,724
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,115	(3,713)
CASH AND CASH EQUIVALENTS, beginning of period	32,779	18,915
CASH AND CASH EQUIVALENTS, end of period	$62,894	$15,202

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$14,000	$6,021
Income taxes	3,417	1,800

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities, net	2,626	(2,789)
Property taken in settlement of loans	209	—
Retention of gross mortgage servicing rights from loan sales	$4,636	$3,970

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

The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2019 for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, and ASU 2019-05. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all current expected credit losses (“CECL”) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of CECL. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU and associated amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, after the October 16, 2019 FASB board decision to approve extending the adoption date for certain registrants, including the Company. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements. Once adopted, the Company anticipates the allowance for loan losses to increase through a one‑time adjustment to retained earnings, however, until the evaluation is complete the magnitude of the potential increase will be unknown.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. Due to the October 16, 2019 FASB board decision to approve extending the adoption date for certain registrants, including the Company, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The ASU should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated. The ASU was effective July 26, 2019, and did not have a material impact on the Company’s consolidated financial statements.

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

(3) The fair value adjustment of $5.3 million represents the value of the core deposit base assumed. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over an estimated 10 year life of the core deposit base and will be reviewed for impairment annually. See “Note 17 - Goodwill and Other Intangible Assets.”

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

_______________________

(1) Stock price is as of the closing date of the Anchor Acquisition.

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

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at September 30, 2019 and December 31, 2018:

	September 30, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$8,997	$105	$(1)	$9,101
Corporate securities	9,535	56	(3)	9,588
Municipal bonds	15,944	455	—	16,399
Mortgage-backed securities	52,266	358	(250)	52,374
U.S. Small Business Administration securities	18,553	182	(159)	18,576
Total securities available-for-sale	$105,295	$1,156	$(413)	$106,038

	December 31, 2018
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$16,052	$32	$(197)	$15,887
Corporate securities	7,074	—	(209)	6,865
Municipal bonds	14,446	23	(275)	14,194
Mortgage-backed securities	45,827	83	(1,074)	44,836
U.S. Small Business Administration securities	15,690	—	(267)	15,423
Total securities available-for-sale	$99,089	$138	$(2,022)	$97,205

At September 30, 2019, the Bank had pledged seven securities held at the FHLB of Des Moines with a carrying value of $7.6 million to secure Washington State public deposits of $9.6 million with a $3.5 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2018, the Bank pledged 11 securities held at the FHLB of Des Moines with a carrying value of $13.7 million to secure Washington State public deposits of $19.9 million with an $8.4 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at September 30, 2019 and December 31, 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$999	$(1)	$—	$—	$999	$(1)
Corporate securities	1,996	(3)	—	—	1,996	(3)
Municipal bonds	—	—	—	—	—	—
Mortgage-backed securities	8,983	(99)	14,191	(151)	23,174	(250)
U.S. Small Business Administration securities	10,090	(159)	—	—	10,090	(159)
Total	$22,068	$(262)	$14,191	$(151)	$36,259	$(413)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$6,018	$(25)	$4,822	$(172)	$10,840	$(197)
Corporate securities	975	(25)	5,890	(184)	6,865	(209)
Municipal bonds	2,098	(22)	8,787	(253)	10,885	(275)
Mortgage-backed securities	6,266	(40)	32,537	(1,034)	38,803	(1,074)
U.S. Small Business Administration securities	1,958	(11)	13,465	(256)	15,423	(267)
Total	$17,315	$(123)	$65,501	$(1,899)	$82,816	$(2,022)

There were 14 investments with unrealized losses of less than one year, and 12 investments with unrealized losses of more than one year at September 30, 2019. There were 14 investments with unrealized losses of less than one year, and 48 investments with unrealized losses of more than one year at December 31, 2018. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the nine months ended September 30, 2019, or for the year ended December 31, 2018.

The contractual maturities of securities available-for-sale at September 30, 2019 and December 31, 2018 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency securities
Due after one year through five years	$1,001	$1,048	$1,043	$1,040
Due after five years through ten years	4,997	5,029	10,011	9,941
Due after ten years	2,999	3,024	4,998	4,906
Subtotal	8,997	9,101	16,052	15,887
Corporate securities
Due after one year or less	1,000	998	6,077	5,947
Due after one year through five years	7,535	7,582	997	918
Due after five years through ten years	1,000	1,008	—	—
Subtotal	9,535	9,588	7,074	6,865
Municipal bonds
Due after one year through five years	3,781	3,862	2,659	2,570
Due after five years through ten years	871	918	2,610	2,592
Due after ten years	11,292	11,619	9,177	9,032
Subtotal	15,944	16,399	14,446	14,194
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	31,890	32,152	30,554	30,026
Federal Home Loan Mortgage Corporation (“FHLMC”)	13,540	13,416	10,301	9,961
Government National Mortgage Association (“GNMA”)	6,836	6,806	4,972	4,849
Subtotal	52,266	52,374	45,827	44,836
U.S. Small Business Administration securities
Due after one year through five years	1,547	1,566	—	—
Due after five years through ten years	9,744	9,826	13,828	13,581
Due after ten years	7,262	7,184	1,862	1,842
Subtotal	18,553	18,576	15,690	15,423
Total	$105,295	$106,038	$99,089	$97,205

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the three and nine months ended September 30, 2019 and 2018 shown below:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—	$10,554	$91	$(59)

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—	$5,305	$113	$—

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
REAL ESTATE LOANS
Commercial	$205,500	$204,699
Construction and development	200,720	247,306
Home equity	36,607	40,258
One-to-four-family (excludes loans held for sale)	253,783	249,397
Multi-family	122,375	104,663
Total real estate loans	818,985	846,323
CONSUMER LOANS
Indirect home improvement	200,984	167,793
Solar	44,254	44,433
Marine	68,036	57,822
Other consumer	4,660	5,425
Total consumer loans	317,934	275,473
COMMERCIAL BUSINESS LOANS
Commercial and industrial	134,104	138,686
Warehouse lending	55,172	65,756
Total commercial business loans	189,276	204,442
Total loans receivable, gross	1,326,195	1,326,238
Allowance for loan losses	(12,765)	(12,349)
Deferred costs and fees, net	(3,137)	(2,907)
Premiums on purchased loans, net	995	1,537
Total loans receivable, net	$1,311,288	$1,312,519

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

At September 30, 2019, the Bank held approximately $612.2 million in loans that qualify as collateral for FHLB advances, compared to approximately $355.5 million at December 31, 2018. The Bank held approximately $307.4 million in loans that qualify as collateral for the Federal Reserve Bank line of credit at September 30, 2019, compared to approximately $265.2 million at December 31, 2018.

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

Construction and Development Lending. Loans originated by the Company for the construction of, and secured by, commercial real estate, one-to-four-family, and multi-family residences and tracts of land for development that are not pre-

sold. A small portion of the one-to-four-family construction portfolio is custom construction loans to the intended occupant of the residence.

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

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and nine months ended September 30, 2019 and 2018:

	At or For the Three Months Ended September 30, 2019
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$5,780	$3,575	$2,718	$267	$12,340
Provision (recapture) for loan losses	247	262	321	(257)	573
Charge-offs	(5)	(275)	—	—	(280)
Recoveries	11	121	—	—	132
Net (charge-offs) recoveries	6	(154)	—	—	(148)
Ending balance	$6,033	$3,683	$3,039	$10	$12,765
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$184	$—	$—	$184
Loans collectively evaluated for impairment	6,033	3,499	3,039	10	12,581
Ending balance	$6,033	$3,683	$3,039	$10	$12,765
LOANS RECEIVABLE
Loans individually evaluated for impairment	$882	$525	$—	$—	$1,407
Loans collectively evaluated for impairment	818,103	317,409	189,276	—	1,324,788
Ending balance	$818,985	$317,934	$189,276	$—	$1,326,195

	At or For the Three Months Ended September 30, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$5,125	$3,184	$2,567	$695	$11,571
Provision (recapture) for loan losses	324	(23)	734	(585)	450
Charge-offs	—	(192)	—	—	(192)
Recoveries	15	201	—	—	216
Net recoveries	15	9	—	—	24
Ending balance	$5,464	$3,170	$3,301	$110	$12,045
Period end amount allocated to:
Loans individually evaluated for impairment	$21	$156	$700	$—	$877
Loans collectively evaluated for impairment	5,443	3,014	2,601	110	11,168
Ending balance	$5,464	$3,170	$3,301	$110	$12,045
LOANS RECEIVABLE
Loans individually evaluated for impairment	$290	$444	$1,438	$—	$2,172
Loans collectively evaluated for impairment	522,055	257,030	179,888	—	958,973
Ending balance	$522,345	$257,474	$181,326	$—	$961,145

	At or For the Nine Months Ended September 30, 2019
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$5,761	$3,351	$3,191	$46	$12,349
Provision (recapture) for loan losses	266	571	1,432	(36)	2,233
Charge-offs	(5)	(741)	(1,584)	—	(2,330)
Recoveries	11	502	—	—	513
Net (charge-offs) recoveries	6	(239)	(1,584)	—	(1,817)
Ending balance	$6,033	$3,683	$3,039	$10	$12,765
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$184	$—	$—	$184
Loans collectively evaluated for impairment	6,033	3,499	3,039	10	12,581
Ending balance	$6,033	$3,683	$3,039	$10	$12,765
LOANS RECEIVABLE
Loans individually evaluated for impairment	$882	$525	$—	$—	$1,407
Loans collectively evaluated for impairment	818,103	317,409	189,276	—	1,324,788
Ending balance	$818,985	$317,934	$189,276	$—	$1,326,195

	At or For the Nine Months Ended September 30, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,770	$2,814	$2,014	$1,158	$10,756
Provision (recapture) for loan losses	667	348	1,283	(1,048)	1,250
Charge-offs	(4)	(644)	—	—	(648)
Recoveries	31	652	4	—	687
Net recoveries	27	8	4	—	39
Ending balance	$5,464	$3,170	$3,301	$110	$12,045
Period end amount allocated to:
Loans individually evaluated for impairment	$21	$156	$700	$—	$877
Loans collectively evaluated for impairment	5,443	3,014	2,601	110	11,168
Ending balance	$5,464	$3,170	$3,301	$110	$12,045
LOANS RECEIVABLE
Loans individually evaluated for impairment	$290	$444	$1,438	$—	$2,172
Loans collectively evaluated for impairment	522,055	257,030	179,888	—	958,973
Ending balance	$522,345	$257,474	$181,326	$—	$961,145

Non-accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on non-accrual once the loan is 90 days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, or as required by regulatory authorities.  The exception is the legacy Anchor credit card portfolio which is serviced externally and loans are manually placed on non-accrual once the credit card payment is 120 days past due.

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans at September 30, 2019 and December 31, 2018:

	September 30, 2019
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$205,500	$205,500	$—
Construction and development	—	—	—	—	200,720	200,720	—
Home equity	37	—	186	223	36,384	36,607	190
One-to-four-family	—	—	1,230	1,230	252,553	253,783	1,470
Multi-family	—	—	—	—	122,375	122,375	—
Total real estate loans	37	—	1,416	1,453	817,532	818,985	1,660
CONSUMER LOANS
Indirect home improvement	441	119	224	784	200,200	200,984	470
Solar	37	23	—	60	44,194	44,254	15
Marine	24	—	38	62	67,974	68,036	38
Other consumer	17	13	3	33	4,627	4,660	8
Total consumer loans	519	155	265	939	316,995	317,934	531
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	134,104	134,104	—
Warehouse lending	—	—	—	—	55,172	55,172	—
Total commercial business loans	—	—	—	—	189,276	189,276	—
Total loans	$556	$155	$1,681	$2,392	$1,323,803	$1,326,195	$2,191

	December 31, 2018
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$204,699	$204,699	$—
Construction and development	—	—	—	—	247,306	247,306	—
Home equity	158	40	229	427	39,831	40,258	229
One-to-four-family	1,274	164	1,358	2,796	246,601	249,397	1,552
Multi-family	—	—	—	—	104,663	104,663	—
Total real estate loans	1,432	204	1,587	3,223	843,100	846,323	1,781
CONSUMER LOANS
Indirect home improvement	438	196	113	747	167,046	167,793	367
Solar	62	43	41	146	44,287	44,433	41
Marine	50	—	—	50	57,772	57,822	18
Other consumer	69	24	11	104	5,321	5,425	2
Total consumer loans	619	263	165	1,047	274,426	275,473	428
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	431	—	431	138,255	138,686	1,685
Warehouse lending	—	—	—	—	65,756	65,756	—
Total commercial business loans	—	431	—	431	204,011	204,442	1,685
Total loans	$2,051	$898	$1,752	$4,701	$1,321,537	$1,326,238	$3,894

There were no loans 90 days or more past due and still accruing interest at September 30, 2019, compared to two other consumer loans 90 days or more past due of $11,000 and still accruing interest at December 31, 2018.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for loan losses has been provided and loans for which no allowance was provided at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Unpaid
	Principal	Recorded	Related
WITH NO RELATED ALLOWANCE RECORDED	Balance	Investment	Allowance
Real estate loans:
Home equity	$190	$190	$—
One-to-four-family	1,470	1,470	—
Consumer loans:
Other consumer	6	6	—
	1,666	1,666	—
WITH RELATED ALLOWANCE RECORDED
Consumer loans:
Indirect	470	470	165
Solar	15	15	5
Marine	38	38	13
Other consumer	2	2	1
	525	525	184
Total	$2,191	$2,191	$184

	December 31, 2018
	Unpaid
	Principal	Recorded	Related
WITH NO RELATED ALLOWANCE RECORDED	Balance	Investment	Allowance
Real estate loans:
Home equity	$229	$229	$—
	229	229	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	1,552	1,552	125
Consumer loans:
Indirect	367	367	128
Solar	41	41	15
Marine	18	18	6
Other consumer	2	2	1
Commercial business loans:
Commercial and industrial	1,685	1,685	700
	3,665	3,665	975
Total	$3,894	$3,894	$975

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and nine months ended September 30, 2019 and 2018:

	At or For the Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Real estate loans:
Home equity	$190	$—	$166	$2
One-to-four-family	1,339	25	—	—
	1,529	25	166	2
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	—	—	141	1
Consumer loans:
Indirect	461	9	289	6
Solar	27	—	39	1
Marine	34	—	27	1
Other consumer	9	—	2	—
Commercial business loans:
Commercial and industrial	—	—	479	38
	531	9	977	47
Total	$2,060	$34	$1,143	$49

	At or For the Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Real estate loans:
Home equity	$210	$—	$171	$5
One-to-four-family	1,532	43	—	—
Commercial business loans:
Commercial and industrial	240	—	—	—
	1,982	43	171	5
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	—	—	196	4
Consumer loans:
Indirect	409	28	265	20
Solar	43	1	28	—
Marine	17	1	9	2
Other consumer	8	1	1	1
Commercial business loans:
Commercial and industrial	128	7	360	38
	605	38	859	65
Total	$2,587	$81	$1,030	$70

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

Commercial real estate, construction and development, multi-family and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations.

The following tables summarize risk rated loan balances by category at the dates indicated:

	September 30, 2019
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$198,455	$2,287	$3,697	$1,061	$—	$—	$205,500
Construction and development	194,512	6,208	—	—	—	—	200,720
Home equity	36,381	—	36	190	—	—	36,607
One-to-four-family	252,056	196	61	1,470	—	—	253,783
Multi-family	116,210	6,165	—	—	—	—	122,375
Total real estate loans	797,614	14,856	3,794	2,721	—	—	818,985
CONSUMER LOANS
Indirect home improvement	200,514	—	—	470	—	—	200,984
Solar	44,239	—	—	15	—	—	44,254
Marine	67,998	—	—	38	—	—	68,036
Other consumer	4,652	—	—	8	—	—	4,660
Total consumer loans	317,403	—	—	531	—	—	317,934
COMMERCIAL BUSINESS LOANS
Commercial and industrial	122,531	6,338	1,129	4,106	—	—	134,104
Warehouse lending	55,172	—	—	—	—	—	55,172
Total commercial business loans	177,703	6,338	1,129	4,106	—	—	189,276
Total loans receivable, gross	$1,292,720	$21,194	$4,923	$7,358	$—	$—	$1,326,195

	December 31, 2018
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$203,557	$1,142	$—	$—	$—	$—	$204,699
Construction and development	244,577	2,729	—	—	—	—	247,306
Home equity	39,846	—	183	229	—	—	40,258
One-to-four-family	247,575	207	63	1,552	—	—	249,397
Multi-family	103,447	1,216	—	—	—	—	104,663
Total real estate loans	839,002	5,294	246	1,781	—	—	846,323
CONSUMER LOANS
Indirect home improvement	167,426	—	—	367	—	—	167,793
Solar	44,392	—	—	41	—	—	44,433
Marine	57,804	—	—	18	—	—	57,822
Other consumer	5,415	—	8	2	—	—	5,425
Total consumer loans	275,037	—	8	428	—	—	275,473
COMMERCIAL BUSINESS LOANS
Commercial and industrial	124,089	8,813	—	5,784	—	—	138,686
Warehouse lending	65,756	—	—	—	—	—	65,756
Total commercial business loans	189,845	8,813	—	5,784	—	—	204,442
Total loans receivable, gross	$1,303,884	$14,107	$254	$7,993	$—	$—	$1,326,238

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $1.39 billion and $1.19 billion at September 30, 2019 and December 31, 2018, respectively.

The following tables summarize servicing rights activity for the three and nine months ended September 30, 2019 and 2018:

	At or For the Three Months Ended
	September 30,
	2019	2018
Beginning balance	$10,849	$8,352
Additions	2,577	1,451
Servicing rights amortized	(2,102)	(613)
Impairment of servicing rights	(131)	—
Ending balance	$11,193	$9,190

	At or For the Nine Months Ended
	September 30,
	2019	2018
Beginning balance	$10,429	$6,795
Additions	4,636	3,970
Servicing rights amortized	(3,594)	(1,575)
Impairment of servicing rights	(278)	—
Ending balance	$11,193	$9,190

The fair market value of the servicing rights’ assets was $11.5 million and $14.6 million at September 30, 2019 and December 31, 2018, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At September 30,	At December 31,
	2019	2018
Key assumptions:
Weighted average discount rate	9.5%	9.5%
Conditional prepayment rate (“CPR”)	20.3%	9.4%
Weighted average life in years	4.5	7.7

Key economic assumptions and the sensitivity of the current fair value for single family MSR to immediate adverse changes in those assumptions at September 30, 2019 and December 31, 2018 were as follows:

		September 30, 2019	December 31, 2018
Aggregate portfolio principal balance		$1,389,520	$1,186,858
Weighted average rate of note		4.3%	4.3%

At September 30, 2019	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	20.3%	28.6%	36.6%
Fair value MSR	$11,455	$9,159	$7,599
Percentage of MSR	0.8%	0.7%	0.5%

Discount rate	9.7%	10.2%	10.7%
Fair value MSR	$11,455	$11,283	$11,116
Percentage of MSR	0.8%	0.8%	0.8%

At December 31, 2018	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.8%	11.6%	17.7%
Fair value MSR	$14,218	$12,723	$10,358
Percentage of MSR	1.2%	1.1%	0.9%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$14,218	$13,912	$13,617
Percentage of MSR	1.2%	1.2%	1.2%

The above table shows the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan. The above tables reference a 50 basis point and 100 basis point decrease in market note rates and the impact on prepayment speeds and discount rates.

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

The Company recorded $874,000 and $634,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended September 30, 2019 and 2018, respectively, and $2.5 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. The income, net of amortization, is reported in noninterest income on the Consolidated Statements of Income.

NOTE 6 - DERIVATIVES

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Company enters into contracts to sell forward To-Be-Announced (“TBA”) mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments for reporting purposes under U.S. GAAP. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income or noninterest expense. The Company recognizes all derivative instruments as either other assets or other liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	September 30, 2019
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$71,443	$997	$—
Mandatory and best effort forward commitments with investors	31,437	—	19
Forward TBA mortgage-backed securities	108,141	103	—

	December 31, 2018
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$29,432	$503	$—
Mandatory and best effort forward commitments with investors	24,776	—	34
Forward TBA mortgage-backed securities	51,500	—	540

At September 30, 2019 and December 31, 2018, the Company had $108.1 million and $51.5 million of TBA trades with counterparties that required margin collateral of $1.2 million and $460,000, respectively.  This collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $619,000 and net losses of ($345,000) for the three months ended September 30, 2019 and 2018, respectively, and net gains of $911,000 and $138,000 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 7 - LEASES

The Company has operating leases for retail bank and home lending branches, and certain equipment. The ROU assets obtained in exchange for operating lease obligations totaled $5.2 million at January 1, 2019.  The Company’s leases have remaining lease terms of two months to eight years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease cost:
Operating lease cost	$326	$942
Short-term lease cost	29	113
Total lease cost	$355	$1,055

The following table provides supplemental information related to operating leases at or for the three and nine months ended September 30, 2019:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30, 2019		September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$319		$1,002
Weighted average remaining lease term- operating leases	5.5	years	5.5	years
Weighted average discount rate- operating leases	3.1%		3.1%

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

Maturities of operating lease liabilities at September 30, 2019 for future periods are as follows:

Remainder of 2019	$320
2020	1,168
2021	1,036
2022	931
2023	575
Thereafter	1,370
Total lease payments	5,400
Less imputed interest	(519)
Total	$4,881

The Company has secured one new lease commencing between October 1, 2019 and December 31, 2019.  The initial lease term is 64 months and includes one option to extend for five years.  This lease was not included in the ROU assets or operating lease liabilities at September 30, 2019.

NOTE 8 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and nine months ended September 30, 2019 and 2018:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Beginning balance	$254	$—	$689	$—
Additions	—	—	164	—
Gross proceeds from sale of OREO	(116)	—	(800)	—
Gain on sale of OREO	40	—	125	—
Ending balance	$178	$—	$178	$—

There were $178,000 in OREO properties at September 30, 2019, and no OREO properties at September 30, 2018.  Holding costs were $1,000 and $12,000 for the three and nine months ended September 30, 2019, respectively, compared to no holding costs for both the three and nine months ended September 30, 2018.

There were $1.2 million in mortgage loans collateralized by residential real estate property in the process of foreclosure at September 30, 2019.

NOTE 9 - DEPOSITS

Deposits are summarized as follows at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019 (1)(2)	2018(1)(2)
Noninterest-bearing checking	$264,482	$221,107
Interest-bearing checking	196,834	151,103
Savings	114,826	122,344
Money market	258,883	282,595
Certificates of deposit less than $100,000(3)	273,982	243,193
Certificates of deposit of $100,000 through $250,000	177,075	154,095
Certificates of deposit of $250,000 and over(4)	83,929	86,357
Escrow accounts related to mortgages serviced	16,591	13,425
Total	$1,386,602	$1,274,219

__________________________

(1)

Includes $117.4 million of deposits at September 30, 2019 from the purchase of four retail bank branches from Bank of America, National Association on January 22, 2016 (“Branch Purchase”) and $120.0 million at December 31, 2018.

(2)	Includes $328.1 million and $321.1 million of deposits at September 30, 2019 and December 31, 2018, respectively, from the Anchor Acquisition.
(3)	Includes $136.3 million and $116.7 million of brokered deposits at September 30, 2019 and December 31, 2018, respectively.
(4)	Time deposits that meet or exceed the FDIC insurance limit.

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand when there are deposit balances with the Federal Reserve Bank based on a percentage of deposits. The amounts of such balances at September 30, 2019 and December 31, 2018 were none and $17.4 million, respectively, and are included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Scheduled maturities of time deposits at September 30, 2019 for future periods ending are as follows:

At September 30, 2019
Maturing in 2019	$92,332
Maturing in 2020	295,280
Maturing in 2021	76,194
Maturing in 2022	43,442
Maturing in 2023	12,409
Thereafter	15,329
Total	$534,986

Interest expense by deposit category for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest-bearing checking	$474	$53	$1,056	$183
Savings and money market	777	584	2,282	1,296
Certificates of deposit	2,972	1,213	8,651	3,046
Total	$4,223	$1,850	$11,989	$4,525

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

The following table provides a summary of the Company’s commitments at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Commercial	$1,162	$5,836
Construction and development	81,688	76,889
One-to-four-family (includes locks for salable loans)	78,633	35,714
Home equity	46,691	41,204
Multi-family	818	515
Total real estate loans	208,992	160,158
CONSUMER LOANS	21,851	18,560
COMMERCIAL BUSINESS LOANS
Commercial and industrial	76,249	72,880
Warehouse lending	37,328	44,243
Total commercial business loans	113,577	117,123
Total commitments to extend credit	$344,420	$295,841

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $287,000 at September 30, 2019 and $299,000 at December 31, 2018. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through September 30, 2019, the total loans sold to the FHLB were $73.0 million with the FLA totaling $938,000 and the CE obligation at $811,000 or 1.09% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $81,000, which is a part of the off-balance sheet holdback for loans sold. There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at both September 30, 2019 and December 31, 2018.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.3 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2019, and $1.0 million at December 31, 2018, which is included in other liabilities on the Consolidated Balance Sheets.

The Company has entered into a severance agreement with its Chief Executive Officer (“CEO”). The severance agreement, subject to certain requirements, generally includes a lump sum payment to the Chief Executive Officer equal to 24 months of base compensation in the event his employment is involuntarily terminated, other than for cause or the executive terminates his employment with good reason, as defined in the severance agreement.

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

The Bank received 7,158 shares of Class B common stock in Visa, Inc. as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6228 (reduced from a conversion rate of 1.6298 previously reported), when all litigation pending as of the date of the IPO is concluded. At September 30, 2019, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed or sold by the Bank; therefore, it is not readily marketable and has a current carrying value of $0. Visa, Inc. Class A stock’s market value at September 30, 2019 and December 31, 2018 was $172.01 per share and $131.94 per share, respectively.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at September 30, 2019.

NOTE 11 - FAIR VALUE MEASUREMENTS

The Company determines fair value based on the requirements established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair value as the exit price, or the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. ASU 2016-01,  Financial Instruments - Overall (Subtopic 825‑10), Recognition and Measurement of Financial Assets and Financial Liabilities, requires us to use the exit price notion when measuring the fair value of instruments for disclosure purposes.

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

The following methods were used to estimate the fair value of certain assets and liabilities on a recurring and nonrecurring basis:

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

Other Real Estate Owned - Fair value adjustments to OREO are recorded at the lower of carrying amount of the loan or fair value of the collateral less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell (Level 3).

Servicing Rights - The fair value of mortgage servicing rights are estimated using net present value of expected cash flows using a third party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information where appropriate (Level 3).

The following tables present securities available-for-sale measured at fair value on a recurring basis at the dates indicated:

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At September 30, 2019
U.S. agency securities	$—	$9,101	$—	$9,101
Corporate securities	—	9,588	—	9,588
Municipal bonds	—	16,399	—	16,399
Mortgage-backed securities	—	52,374	—	52,374
U.S. Small Business Administration securities	—	18,576	—	18,576
Total	$—	$106,038	$—	$106,038

	Securities Available-for-Sale
	Level 1	Level 2	Level 3	Total
At December 31, 2018
U.S. agency securities	$—	$15,887	$—	$15,887
Corporate securities	—	6,865	—	6,865
Municipal bonds	—	14,194	—	14,194
Mortgage-backed securities	—	44,836	—	44,836
U.S. Small Business Administration securities	—	15,423	—	15,423
Total	$—	$97,205	$—	$97,205

The following table presents mortgage loans held for sale measured at fair value on a recurring basis at the dates indicated:

	Mortgage Loans Held for Sale
	Level 1	Level 2	Level 3	Total
September 30, 2019	$—	$80,619	$—	$80,619
December 31, 2018	$—	$51,195	$—	$51,195

The following tables present the fair value of interest rate lock commitments with customers and individual forward sale commitments with investors measured at their fair value on a recurring basis at the dates indicated:

	Interest Rate Lock Commitments with Customers
	Level 1	Level 2	Level 3	Total
September 30, 2019	$—	$—	$997	$997
December 31, 2018	$—	$—	$503	$503

	Individual Forward Sale Commitments with Investors
	Level 1	Level 2	Level 3	Total
September 30, 2019	$—	$103	(19)	$84
December 31, 2018	$—	$(540)	$(34)	$(574)

The following tables present impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	Impaired Loans
	Level 1	Level 2	Level 3	Total
September 30, 2019	$—	$—	$2,191	$2,191
December 31, 2018	$—	$—	$3,894	$3,894

	OREO
	Level 1	Level 2	Level 3	Total
September 30, 2019	$—	$—	$178	$178
December 31, 2018	$—	$—	$689	$689

	Servicing Rights
	Level 1	Level 2	Level 3	Total
September 30, 2019	$—	$—	$11,455	$11,455
December 31, 2018	$—	$—	$14,593	$14,593

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at September 30, 2019 and December 31, 2018:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		September 30,	December 31,
Instruments	Techniques	Inputs	Range	2019	2018
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.3%	95.2%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.3%	95.2%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 50%	8.5%	25.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	0% - 75%	31.0%	71.1%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	20.3%	9.4%

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

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2019 and 2018:

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Three Months Ended September 30,	Balance	Issuances	Settlements	Balance	period
2019
Interest rate lock commitments with customers	$1,047	$3,557	$(3,607)	$997	$(50)
Individual forward sale commitments with investors	—	(178)	159	(19)	(19)
2018
Interest rate lock commitments with customers	$1,138	$2,375	$(2,975)	$538	$(600)
Individual forward sale commitments with investors	(18)	171	(104)	49	67

					Net change in fair
					value for gains/
		Purchases			(losses) relating to
	Beginning	and	Sales and	Ending	items held at end of
Nine Months Ended September 30,	Balance	Issuances	Settlements	Balance	period
2019
Interest rate lock commitments with customers	$503	$8,652	$(8,158)	$997	$494
Individual forward sale commitments with investors	(34)	(765)	780	(19)	15
2018
Interest rate lock commitments with customers	$726	$7,950	$(8,138)	$538	$(188)
Individual forward sale commitments with investors	51	827	(829)	49	(2)

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

Fair Value Estimates - The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in following financial instruments table:

Loans Receivable, Net - Fair values for loans are estimated using an exit price notion (Level 3).

Deposits - The fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposit are estimated using an exit price notion (Level 2).

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

The following table provides estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018, whether or not recognized at fair value on the Consolidated Balance Sheets:

	September 30,		December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$62,894	$62,894	$32,779	$32,779
Certificates of deposit at other financial institutions	24,296	24,296	22,074	22,074
Level 2 inputs:
Securities available-for-sale, at fair value	106,038	106,038	97,205	97,205
Loans held for sale, at fair value	80,619	80,619	51,195	51,195
FHLB stock, at cost	7,995	7,995	9,887	9,887
Accrued interest receivable	5,723	5,723	5,761	5,761
Individual forward sale commitments with investors	103	103	—	—
Level 3 inputs:
Loans receivable, gross	1,326,195	1,348,407	1,326,238	1,320,341
Servicing rights, held at lower of cost or fair value	11,193	11,455	10,429	14,593
Fair value interest rate locks with customers	997	997	503	503
Financial Liabilities
Level 2 inputs:
Deposits	1,386,602	1,377,769	1,274,219	1,261,096
Borrowings	76,864	77,495	137,149	136,873
Subordinated note	9,880	10,242	9,865	10,242
Accrued interest payable	265	265	344	344
Paired off commitments with investors	162	162	64	64
Individual forward sale commitments with investors	—	—	540	540
Level 3 inputs:
Individual forward sale commitments with investors	19	19	34	34

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

Compensation expense related to the ESOP for the three months ended September 30, 2019 and 2018 was $323,000 and $411,000, respectively, and $971,000 and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Shares held by the ESOP at September 30, 2019 and 2018 were as follows (shown as actual):

	Balances	Balances
	at September 30, 2019	at September 30, 2018
Allocated shares	176,809	153,049
Committed to be released shares	19,441	19,441
Unallocated shares	58,322	84,243
Total ESOP shares	254,572	256,733

Fair value of unallocated shares (in thousands)	$2,912	$5,037

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator (in thousands):	2019	2018	2019	2018
Net income	$7,144	$4,052	$16,799	$12,630
Dividends and undistributed earnings allocated to participating securities	(28)	—	(26)	—
Net income available to common shareholders	$7,116	$4,052	$16,773	$12,630
Denominator (shown as actual):
Basic weighted average common shares outstanding	4,401,303	3,610,731	4,411,439	3,590,383
Dilutive shares	97,077	169,247	110,852	182,025
Diluted weighted average common shares outstanding	4,498,380	3,779,978	4,522,291	3,772,408
Basic earnings per share	$1.62	$1.12	$3.80	$3.52
Diluted earnings per share	$1.58	$1.07	$3.71	$3.35
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	44,905	10,131	42,399	4,144

NOTE 14 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorizes 650,000 shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 163,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. On August 15, 2019, the Company awarded grants of 20,215 RSAs and 50,655 stock options with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of $48.74 per share.  On August 15, 2018, the Company awarded grants of 25,000 RSAs and 100,000 stock options with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of $58.60 per share.

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The Plan provides for the grant of stock options and RSAs.  The 2013 Plan authorizes the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 stock options were granted with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of May 8, 2014, of $16.89 per share. The 2013 Plan authorizes the grant of RSAs totaling 129,605 shares to Company directors, advisory directors, emeritus directors, officers, and employees, and 125,105 shares were granted on May 8, 2014 at a grant date fair value of $16.89 per share. The remaining 4,500 RSAs were granted January 1, 2016 at a grant date fair value of $26.00 per share.  All options and RSAs previously granted have vested as of September 30, 2019.

Total share-based compensation expense for both plans was $189,000 and $641,000 for the three and nine months ended September 30, 2019, respectively, and $207,000 and $492,000 for the three and nine months ended September 30, 2018, respectively.

Stock Options

Both plans consist of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Stock option awards generally vest at one year for directors (excluding the CEO) or over five years for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At September 30, 2019, there were 336,345 and 6,013 stock option awards available to be granted under the 2018 Plan and the 2013 Plan, respectively.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the nine months ended September 30, 2019 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2019	290,104	$31.27	6.83	$4,940,803
Granted	50,655	48.74	6.45	—
Less exercised	43,400	$16.89	—	$1,386,499
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2019	297,359	$36.34	6.94	$5,414,592

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	296,335	$36.28	6.94	$5,412,954

Exercisable at September 30, 2019	166,704	$21.89	5.12	$5,224,129

__________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At September 30, 2019, there was $1.5 million of total unrecognized compensation cost related to nonvested stock options granted under both plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.1 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the stock based on the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock.  Shares in the 2013 Plan awarded as restricted stock generally vested over a three-year period for directors and a five-year period for employees, beginning on the grant date.  Shares for the 2018 Plan generally vest at one-year for directors (excluding the CEO) or over a five-year period for employees and officers beginning on the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the nine months ended September 30, 2019 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2019	43,421	$41.22
Granted	20,215	$48.74
Less vested	23,421	$26.38
Forfeited or expired	—	—
Nonvested at September 30, 2019	40,215	$53.64

At September 30, 2019, there was $2.1 million of total unrecognized compensation cost related to nonvested shares granted as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.2 years. The total fair value of shares vested for the nine months ended September 30, 2019 and 2018 was $1.2 million and $1.1 million, respectively.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At September 30, 2019 and December 31, 2018, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at September 30, 2019, that the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at September 30, 2019 and December 31, 2018 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At September 30, 2019
Total risk-based capital
(to risk-weighted assets)	$204,255	14.54%	$112,376	8.00%		$147,493	10.50%	$140,470	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$191,203	13.61%	$84,282	6.00%		$119,399	8.50%	$112,376	8.00%
Tier 1 leverage capital
(to average assets)	$191,203	11.63%	$65,758	4.00%	$	N/A	N/A	$82,197	5.00%
CET 1 capital
(to risk-weighted assets)	$191,203	13.61%	$63,211	4.50%		$98,329	7.00%	$91,305	6.50%

At December 31, 2018
Total risk-based capital
(to risk-weighted assets)	$188,472	13.52%	$111,493	8.00%		$137,694	9.88%	$139,366	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$175,824	12.62%	$83,620	6.00%		$109,820	7.88%	$111,493	8.00%
Tier 1 leverage capital
(to average assets)	$175,824	10.67%	$65,884	4.00%	$	N/A	N/A	$82,355	5.00%
CET 1 capital
(to risk-weighted assets)	$175,824	12.62%	$62,715	4.50%		$88,846	6.38%	$90,588	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2019, the Bank’s capital conservation buffer was 6.54%.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2019, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at September 30, 2019 were 11.3% for Tier 1 leverage-based capital, 13.3% for Tier 1 risk-based capital, 14.2% for total risk-based capital, and 13.3% for CET 1 capital ratio, compared to 11.4%, 13.6%, 14.9%, and 13.6% at September 30, 2018, respectively.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to its commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At September 30, 2019, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. At September 30, 2019 and December 31, 2018, deposits totaled $1.39 billion and $1.27 billion, respectively. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the three and nine months ended September 30, 2019 and 2018:

	At or For the Three Months Ended September 30, 2019
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$2,897	$14,838	$17,735
Provision for loan losses (2)	3	(576)	(573)
Noninterest income	3,971	2,773	6,744
Noninterest expense	(3,504)	(11,218)	(14,722)
Income before provision for income taxes	3,367	5,817	9,184
Provision for income taxes	(740)	(1,300)	(2,040)
Net income	$2,627	$4,517	$7,144
Total average assets for period ended	$286,689	$1,366,527	$1,653,216
FTEs	121	307	428

	At or For the Three Months Ended September 30, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$946	$11,912	$12,858
Provision for loan losses	(55)	(395)	(450)
Noninterest income	3,606	1,196	4,802
Noninterest expense	(4,113)	(7,725)	(11,838)
Income before provision for income taxes	384	4,988	5,372
Provision for income taxes	(104)	(1,216)	(1,320)
Net income	$280	$3,772	$4,052
Total average assets for period ended	$241,164	$920,742	$1,161,906
FTEs	114	231	345

	At or For the Nine Months Ended September 30, 2019
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$5,109	$47,849	$52,958
Provision for loan losses (2)	(360)	(1,873)	(2,233)
Noninterest income	9,901	7,481	17,382
Noninterest expense	(10,752)	(35,838)	(46,590)
Income before provision for income taxes	3,898	17,619	21,517
Provision for income taxes	(855)	(3,863)	(4,718)
Net income	$3,043	$13,756	$16,799
Total average assets for period ended	$259,964	$1,372,097	$1,632,061
FTEs	121	307	428

	At or For the Nine Months Ended September 30, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$2,425	$33,855	$36,280
Provision for loan losses	(200)	(1,050)	(1,250)
Noninterest income	11,819	3,621	15,440
Noninterest expense	(12,677)	(22,341)	(35,018)
Income before provision for income taxes	1,367	14,085	15,452
Provision for income taxes	(250)	(2,572)	(2,822)
Net income	$1,117	$11,513	$12,630
Total average assets for period ended	$226,836	$860,858	$1,087,694
FTEs	114	231	345

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

(2)	The allocated provision for loan losses is partially associated with one-to-four-family, and home equity loans acquired from Anchor Bank totaling $48.6 million at September 30, 2019.

NOTE 17 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at September 30, 2019 and December 31, 2018, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the Branch Purchase in 2016.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2018, and determined that no impairment of goodwill existed. No events or circumstances since the December 31, 2018 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed at September 30, 2019.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2018, and the nine months ended September 30, 2019.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2017	$2,239	$(922)	$1,317
Additions as a result of the Anchor Acquisition (1)	5,251	—	5,251
Amortization	—	(351)	(351)
Balance, December 31, 2018	7,490	(1,273)	6,217
Amortization	—	(570)	(570)
Balance, September 30, 2019	$7,490	$(1,843)	$5,647

____________________________

(1)	See “Note 2 - Business Combination.”

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $190,000 and $570,000 for the three and nine months ended September 30, 2019, and $77,000 and $230,000 for the same periods in 2018. Amortization expense for CDI is expected to be as follows at September 30, 2019:

Remainder of 2019	$190
2020	706
2021	691
2022	691
2023	691
Thereafter	2,678
Total	$5,647

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

All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three months ended September 30, 2019, the Company recognized $1.3 million in total deposit fees, which included $491,000 of debit card interchange fees and $233,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $6.0 million of noninterest income considered not within the scope of ASC 606, compared to $569,000 in total deposit fees, including $274,000 of debit card interchange fees, $117,000 of fees from non-sufficient funds, and $4.4 million of noninterest income considered not within the scope of ASC 606 for the three months ended September 30, 2018.  For the nine months ended September 30, 2019, the Company recognized $3.6 million in total deposit fees, which included $1.4 million of debit card interchange fees and $784,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $15.2 million of noninterest income considered not within the scope of ASC 606, compared to $1.7 million in total deposit fees, which included $815,000 of debit card interchange fees and $354,000 of fees from non-sufficient funds, both considered within the scope of ASC 606, and $14.3 million of noninterest income considered not within the scope of ASC 606.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans, solar loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the

Company’s lending strategy.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, and siding replacement, solar panels, pools, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These consumer loans (excluding marine) are dependent on the Bank’s contractor/dealer network of 95 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona, with four contractor/dealers responsible for 47.2% of the funded loans dollar volume.  The Company funded $37.3 million, or approximately 2,000 loans during the quarter ended September 30, 2019. The following table details fixture secured loan originations by state for the periods indicated:

	For the Nine Months Ended		For the Twelve Months Ended
	September 30, 2019		December 31, 2018
State	Amount	Percent	Amount	Percent
Washington	$41,541	40.5%	$63,738	43.0%
Oregon	25,685	25.0	45,848	30.9
California	23,739	23.1	29,850	20.1
Idaho	7,003	6.8	6,008	4.1
Colorado	2,669	2.6	2,609	1.8
Arizona	2,068	2.0	267	0.1
Total consumer loans	$102,705	100.0%	$148,320	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $638.7 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $7.9 million through the home lending segment during the nine months ended September 30, 2019, of which $551.6 million were sold to investors. Of the loans sold to investors, $385.4 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At September 30, 2019, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $80.6 million, totaled $253.8 million, or 19.1%, of the total gross loan portfolio.

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

Recently, improvements in the economy, employment rates, and interest rates has resulted in higher volumes of refinances and sales of one-to-four-family homes during the nine months ended September 30, 2019, compared to the prior years’ surge in construction loans due to the lack of housing inventory. We anticipate that residential construction and development lending will continue to be a strong element of our total loan portfolio and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

Income Taxes. Income taxes are reflected in the Company’s consolidated financial statements to show the tax effects of the operations and transactions reported in the consolidated financial statements and consist of taxes currently payable plus deferred taxes. ASC 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Deferred tax assets and liabilities result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting. The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period. In formulating the deferred tax asset, the Company is required to estimate income and taxes in the jurisdiction in which the Company operates. This process involves estimating the actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes. The Company had no net deferred tax assets and net deferred tax liabilities of $1.0 million and $361,000, at September 30, 2019 and December 31, 2018, respectively.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Assets. Total assets increased $73.4 million, or 4.5%, to $1.69 billion at September 30, 2019, compared to $1.62 billion at December 31, 2018, primarily due to increases in total cash and cash equivalents of $30.1 million, loans held for sale of $29.4 million, securities available-for-sale of $8.8 million, operating lease ROU assets of $4.7 million, and certificates of deposit at other financial institutions of $2.2 million, partially offset by decreases in FHLB stock of $1.9 million and loans receivable, net of $1.2 million.  The increases in total assets were primarily funded by deposit growth.

Loans receivable, net was unchanged at $1.31 billion for both September 30, 2019, and December 31, 2018. Total real estate loans decreased $27.3 million, including decreases in construction and development of $46.6 million and home equity of $3.7 million, partially offset by an increase in multi-family of $17.7 million and one-to-four-family of $4.4 million. Undisbursed construction and development loan commitments increased $4.8 million, or 6.2%, to $81.7 million at September 30, 2019, as compared to $76.9 million at December 31, 2018. Commercial business loans decreased $15.2 million, primarily due to a net decrease in warehouse lending of $10.6 million, consisting of a decrease of $17.5 million in commercial warehouse lending, partially offset by an increase of $6.9 million in residential mortgage warehouse lending, as well as a decrease in commercial and industrial loans of $4.6 million.  These decreases were partially offset by consumer loans which increased $42.5 million, primarily due to increases of $33.2 million in indirect home improvement loans and $10.2 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $29.4 million, or 57.5%, to $80.6 million at September 30, 2019, from $51.2 million at December 31, 2018. The Company continues to build its home lending operations and strategically add production staff in the markets we serve.  In addition, lower market interest rates have increased the volume of refinance activity which subsequently increased the balance of loans held for sale.

One-to-four-family loan originations, including $579.8 million of loans originated for sale, $51.1 million of portfolio loans including first and second liens, and $7.9 million of loans brokered to other institutions, increased $83.4 million, or 15.0% to $638.7 million during the nine months ended September 30, 2019, compared to $555.3 million during the nine months ended September 30, 2018.  Originations of one-to-four-family loans to purchase a home (purchase production) decreased by $25.7 million, or (5.9%) with $411.2 million in loan purchase production closing during the nine months ended September 30, 2019, down from $436.8 million during the nine months ended September 30, 2018.  One-to-four-family loan originations for refinance (refinance production) increased $110.9 million, or 95.1%, with $227.5 million in refinance production closing during the nine months ended September 30, 2019, up from $116.6 million during the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, the Company sold $551.6 million of one-to-four-family loans, compared to sales of $490.6 million for the same period one year ago. In addition, the cash margin on loans sold decreased to 1.71% for the nine months ended September 30, 2019, compared to 2.50% for the nine months ended September 30, 2018.  Margin reported is based on actual loans sold into the secondary market and the related value of capitalized servicing, partially offset by recognized deferred loans fees and capitalized expenses.

The ALLL was $12.8 million, or 0.96% of gross loans receivable, excluding loans held for sale at September 30, 2019, compared to $12.3 million, or 0.93% of gross loans receivable, excluding loans held for sale at December 31, 2018.  Substandard loans decreased to $7.4 million at September 30, 2019, compared to $8.0 million at December 31, 2018.  Non-performing loans, consisting solely of non-accruing loans 90 days or more past due, decreased to $2.2 million at September 30, 2019, from $3.9 million at December 31, 2018, primarily due to the charge-offs of a $1.2 million commercial line of credit and one commercial business relationship of $431,000.  At September 30, 2019, non-performing loans consisted of $1.5 million in one-to-four-family loans, $470,000 of indirect home improvement loans, $190,000 of home equity loans, $38,000 of marine loans, $15,000 of solar loans, and $8,000 of other consumer loans. The ratio of non-performing loans to total gross loans was 0.17% at September 30, 2019, compared to 0.31% at December 31, 2018. There were two OREO properties totaling $178,000 at September 30, 2019, and two OREO properties totaling $689,000 at December 31, 2018.

In accordance with acquisition accounting, the allowance does not include the recorded discount on loans acquired in the Anchor Acquisition of $3.1 million and $5.3 million on $223.7 million and $361.6 million of gross loans at September 30, 2019 and December 31, 2018, respectively.

Liabilities. Total liabilities increased $59.1 million to $1.50 billion at September 30, 2019, from $1.44 billion at December 31, 2018, primarily due to a $112.4 million increase in deposits, partially offset by a $60.3 million decrease in borrowings.

Total deposits increased to $1.39 billion at September 30, 2019, from $1.27 billion at December 31, 2018. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $92.3 million to $477.9 million at September 30, 2019, from $385.6 million at December 31, 2018, primarily due to a $45.7 million increase in interest-bearing checking and a $43.4 million increase in noninterest-bearing checking.  Money market and savings accounts decreased $31.2 million to $373.7 million at September 30, 2019, from $404.9 million at

December 31, 2018. Time deposits increased $51.3 million to $535.0 million at September 30, 2019, from $483.6 million at December 31, 2018. Non-retail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds increased $13.6 million to $141.1 million at September 30, 2019, compared to $127.5 million at December 31, 2018, primarily due to increases in brokered CDs of $19.6 million and in online CDs of $3.2 million, partially offset by a decrease in public funds of $8.9 million.  Management remains focused on increasing its lower cost relationship-based deposits to fund long-term asset growth.

Borrowings decreased $60.3 million to $76.9 million at September 30, 2019, from $137.1 million at December 31, 2018, primarily related to the repayment of FHLB Fed Funds to take advantage of lower cost FHLB advances.

Stockholders’ Equity. Total stockholders’ equity increased $14.2 million to $194.3 million at September 30, 2019, from $180.0 million at December 31, 2018. The increase in stockholders’ equity during the nine months ended September 30, 2019, was primarily due to net income of $16.8 million and a decrease in accumulated other comprehensive loss to a gain, net of tax of $2.1 million, partially offset by common stock repurchases of $5.0 million.  The Company repurchased 103,221 shares of its common stock during the nine months ended September 30, 2019, at an average price of $48.48 per share.  At September 30, 2019, 125,816 shares remained available for repurchase pursuant to our January 2019 Share Repurchase Plan.  Book value per common share was $44.61 at September 30, 2019, compared to $41.19 at December 31, 2018.

We calculated book value based on common shares outstanding of 4,452,872 at September 30, 2019, less 40,215 unvested restricted stock shares, and 58,322 of unallocated ESOP shares for the reported common shares outstanding of 4,354,335. Common shares outstanding was calculated using 4,492,478 shares at December 31, 2018, less 43,421 unvested restricted stock shares, and 77,763 of unallocated ESOP shares for the reported common shares outstanding of 4,371,294.

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

General. Net income for the three months ended September 30, 2019, increased $3.1 million, or 76.3%, to $7.1 million, from $4.1 million for the three months ended September 30, 2018.  The primary reason for the increase in net income was a $4.8 million, or 38.3% increase in net interest income after provision for loan losses and a $1.9 million, or 40.4% increase in noninterest income, partially offset by a $2.9 million, or 24.4% increase in noninterest expense.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2019			September 30, 2018
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)(3)	$1,368,962	$21,466	6.22%	$971,061	$14,624	5.97%
Mortgage-backed securities	48,152	389	3.21%	49,751	297	2.37%
Investment securities	51,661	353	2.71%	50,751	355	2.78%
Federal Home Loan Bank stock	8,334	107	5.09%	8,594	126	5.82%
Interest-bearing deposits at other financial institutions	74,234	396	2.12%	40,261	181	1.78%
Total interest-earning assets	1,551,343	22,711	5.81%	1,120,418	15,583	5.52%
Noninterest-earning assets (2)	101,873			41,488
Total assets	$1,653,216			$1,161,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$366,282	$777	0.84%	$295,387	$584	0.78%
Interest-bearing checking	188,883	474	1.00%	117,513	53	0.18%
Certificates of deposit (3)	513,024	2,972	2.30%	283,863	1,213	1.70%
Borrowings	83,208	582	2.77%	125,945	704	2.22%
Subordinated note	9,877	171	6.87%	9,857	171	6.88%
Total interest-bearing liabilities	1,161,274	4,976	1.70%	832,565	2,725	1.30%
Noninterest-bearing accounts	276,689			184,187
Other noninterest-bearing liabilities	23,075			13,322
Stockholders’ equity	192,178			131,832
Total liabilities and stockholders’ equity	$1,653,216			$1,161,906
Net interest income		$17,735			$12,858
Net interest rate spread			4.11%			4.22%
Net earning assets	$390,069			$287,853
Net interest margin			4.54%			4.55%
Average interest-earning assets to average interest-bearing liabilities	133.59%			134.57%

_______________________

(1)	Includes loans held for sale.
(2)	Includes fixed assets, BOLI, servicing rights, goodwill, and CDI.
(3)	Includes fair value adjustments from the Anchor Acquisition.

Net Interest Income. Net interest income increased $4.9 million, or 37.9%, to $17.7 million for the three months ended September 30, 2019, from $12.9 million for the three months ended September 30, 2018. This increase was a result of a $6.8 million, or 46.8% increase in loans receivable interest income, due to a $397.9 million, or 41.0% increase in the average loans receivable, net balance, largely reflecting the loans acquired in the Anchor Acquisition, accompanied with a 25 basis point increase in the average loan yield, and a $286,000, or 29.8% increase in interest and dividends on investment securities, cash and cash equivalents and CDs at other financial institutions. These increases were partially offset by a $2.4 million, or 128.3% increase in deposit interest expense due to assumed deposits and continued organic growth in interest-bearing deposits with higher market interest rates.

The net interest margin (“NIM”) decreased one basis point to 4.54% for the three months ended September 30, 2019, from 4.55% for the same period in the prior year.  The quarter over quarter NIM was positively impacted by incremental interest accretion on loans acquired in the Anchor Acquisition of 14 basis points. Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the three months ended September 30, 2019, increased $7.1 million, or 45.7%, to $22.7 million, from $15.6 million for the three months ended September 30, 2018. The increase during the period was primarily attributable to the increase in the average balance of loans receivable to $1.37 billion for the three months ended September 30, 2019, compared to $971.1 million for the three months ended September 30, 2018, and a 29 basis point increase in the average yield on interest-earning assets to 5.81% for the three months ended September 30, 2019, compared to 5.52% for the three months ended September 30, 2018. The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the growth in the loan portfolio, and the proportionally larger level of loans in the average interest-earning asset mix as well as the 25 basis point increase in the average loan yield.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,368,962	6.22%	$971,061	5.97%	$6,842
Mortgage-backed securities	48,152	3.21	49,751	2.37	92
Investment securities	51,661	2.71	50,751	2.78	(2)
FHLB stock	8,334	5.09	8,594	5.82	(19)
Interest-bearing deposits at other financial institutions	74,234	2.12	40,261	1.78	215
Total interest-earning assets	$1,551,343	5.81%	$1,120,418	5.52%	$7,128

Interest Expense. Interest expense increased $2.3 million, or 82.6%, to $5.0 million for the three months ended September 30, 2019, from $2.7 million for the same prior year period, primarily due to increased interest expense on deposits of $2.4 million. The average cost of funds for total interest-bearing liabilities increased 40 basis points to 1.70% for the three months ended September 30, 2019, from 1.30% for the three months ended September 30, 2018.  The increase was predominantly due to growth in higher market rate deposits, primarily those acquired in the Anchor Acquisition, along with organic deposit growth. The average cost of deposits increased 40 basis points to 1.24%, for the three months ended September 30, 2019, compared to 0.84%, for the three months ended September 30, 2018, reflecting rising market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$366,282	0.84%	$295,387	0.78%	$193
Interest-bearing checking	188,883	1.00	117,513	0.18	421
Certificates of deposit	513,024	2.30	283,863	1.70	1,759
Borrowings	83,208	2.77	125,945	2.22	(122)
Subordinated note	9,877	6.87	9,857	6.88	—
Total interest-bearing liabilities	$1,161,274	1.70%	$832,565	1.30%	$2,251

Provision for Loan Losses. For the three months ended September 30, 2019, the provision for loan losses was $573,000, compared to $450,000 for the three months ended September 30, 2018, due primarily to the increase in the loan portfolio and net loan charge-offs. During the three months ended September 30, 2019, net loan charge-offs totaled $147,000, compared to net recoveries of $24,000 during the three months ended September 30, 2018. The increase in net loan charge-offs was primarily due to increased charge-offs of indirect fixture loans and decreased recoveries.

Noninterest Income. Noninterest income increased $1.9 million, or 40.4%, to $6.7 million for the three months ended September 30, 2019, from $4.8 million for the three months ended September 30, 2018. The increase between the periods primarily reflects a $903,000 increase in service charges and fee income, primarily due to deposit accounts assumed in the Anchor Acquisition and deposit growth, and a $765,000 increase in gain on sale of loans, primarily due to higher sales volume.

Noninterest Expense. Noninterest expense increased $2.9 million, or 24.4%, to $14.7 million for the three months ended September 30, 2019, from $11.8 million for the three months ended September 30, 2018. The increase was primarily due to the Anchor Acquisition and growth in our operations with increases of $1.1 million in operations, $826,000 in salaries and benefits, which included $1.1 million in incentives and commissions for the loan production staff associated with strong production growth this quarter, $523,000 in data processing, and $360,000 in occupancy expense, partially offset by decreases in acquisition costs of $186,000 and FDIC insurance of $166,000 as a result of a small bank credit awarded by the FDIC recognized during the quarter ended September 30, 2019. The Bank has $174,000 in small bank credits on future assessments remaining at September 30, 2019, which may be recognized in future periods when allowed for by the FDIC upon insurance fund levels being met.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 60.1% for the three months ended September 30, 2019, compared to 67.0% for the three months ended September 30, 2018, representing a greater increase in net interest income and noninterest income, as compared to smaller increases in noninterest expense.

Provision for Income Tax. For the three months ended September 30, 2019, the Company recorded a provision for income tax expense of $2.0 million on pre-tax income as compared to $1.3 million for the three months ended September 30, 2018. The effective corporate income tax rates for the three months ended September 30, 2019 and 2018 were 22.2% and 24.6%, respectively.  The increase in the tax provision is primarily due to an increase in pre-tax income of $9.2 million and acquisition costs of $257,000 during the three months ended September 30, 2019.

Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and 2018

General. Net income for the nine months ended September 30, 2019, increased $4.2 million, or 33.0%, to $16.8 million, from $12.6 million for the nine months ended September 30, 2018.  The increase was mostly due to a $15.7 million, or 44.8% increase in net interest income, after provision for loan losses, partially offset by an $11.6 million, or 33.0% increase in noninterest expense, including $1.9 million of acquisition costs compared to $443,000 for the nine months ended September 30, 2018. In addition there was a $1.9 million, or 67.2% increase in provision for income taxes.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2019			September 30, 2018
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,352,007	$63,677	6.30%	$905,645	$40,015	5.91%
Mortgage-backed securities	47,545	1,027	2.89%	47,250	826	2.34%
Investment securities	52,000	1,101	2.83%	48,753	997	2.73%
Federal Home Loan Bank stock	8,482	342	5.39%	6,275	238	5.07%
Interest-bearing deposits at other financial institutions	75,425	1,240	2.20%	40,980	517	1.69%
Total interest-earning assets	1,535,459	67,387	5.87%	1,048,903	42,593	5.43%
Noninterest-earning assets (2)	96,602			38,791
Total assets	$1,632,061			$1,087,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$379,995	$2,282	0.80%	$292,074	$1,296	0.59%
Interest-bearing checking	179,819	1,056	0.79%	122,255	184	0.20%
Certificates of deposit (3)	506,782	8,651	2.28%	260,163	3,045	1.56%
Borrowings	93,356	1,932	2.77%	83,081	1,280	2.06%
Subordinated note	9,872	508	6.88%	9,852	508	6.89%
Total interest-bearing liabilities	1,169,824	14,429	1.65%	767,425	6,313	1.10%
Noninterest-bearing accounts	253,529			181,516
Other noninterest-bearing liabilities	20,456			11,903
Stockholders’ equity	188,252			126,850
Total liabilities and stockholders’ equity	$1,632,061			$1,087,694
Net interest income		$52,958			$36,280
Net interest rate spread			4.22%			4.33%
Net earning assets	$365,635			$281,478
Net interest margin			4.61%			4.62%
Average interest-earning assets to average interest-bearing liabilities	131.26%			136.68%

______________________

(1)  Includes loans held for sale.

(2)  Includes fixed assets, BOLI, servicing rights, goodwill, and CDI.

(3)  Includes fair value adjustments from the Anchor Acquisition.

Net Interest Income. Net interest income increased $16.7 million, or 46.0%, to $53.0 million for the nine months ended September 30, 2019, from $36.3 million for the nine months ended September 30, 2018, mostly due to a $23.7 million, or 59.1% increase in loans receivable interest income, partially offset by a $7.5 million, or 165.0% increase in deposit interest expense.

The NIM decreased one basis point to 4.61% for the nine months ended September 30, 2019, from 4.62% for the nine months ended September 30, 2018. The slightly decreased NIM was mostly driven by higher cost market rate deposits, partially offset by a positive impact from incremental interest accretion on loans acquired in the Anchor Acquisition of 17 basis points.

Interest Income. Interest income for the nine months ended September 30, 2019, increased $24.8 million, or 58.2%, to $67.4 million, from $42.6 million for the nine months ended September 30, 2018.  The increase during the period was primarily due to the increase in the average balance of loans receivable to $1.35 billion for the nine months ended September 30, 2019, compared to $905.6 million for the nine months ended September 30, 2018.  The average yield on interest-earning assets increased 44 basis points to 5.87% for the nine months ended September 30, 2019, compared to 5.43% for the nine months ended September 30, 2018.  The increase in average yield on interest-earning assets compared to the same period last year primarily reflects the growth in the loan portfolio and the incremental interest accretion previously discussed and the proportionally larger level of loans in the average interest-earning asset mix.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,352,007	6.30%	$905,645	5.91%	$23,662
Mortgage-backed securities	47,545	2.89	47,250	2.34	201
Investment securities	52,000	2.83	48,753	2.73	104
FHLB stock	8,482	5.39	6,275	5.07	104
Interest-bearing deposits at other financial institutions	75,425	2.20	40,980	1.69	723
Total interest-earning assets	$1,535,459	5.87%	$1,048,903	5.43%	$24,794

Interest Expense. Interest expense increased $8.1 million, or 128.6%, to $14.4 million for the nine months ended September 30, 2019, from $6.3 million for the same prior year period. The increase was attributable to an increase in interest expense on deposits of $7.5 million, and borrowings of $652,000. Deposit costs increased predominantly due to growth in higher market rate deposits, primarily those acquired in the Anchor Acquisition along with organic deposit growth. The average cost of funds for total interest-bearing liabilities increased 55 basis points to 1.65% for the nine months ended September 30, 2019, compared to 1.10% for the nine months ended September 30, 2018.  The average cost of deposits increased 50 basis points to 1.20% for the nine months ended September 30, 2019, compared to 0.70% for the nine months ended September 30, 2018, mostly driven by rising market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$379,995	0.80%	$292,074	0.59%	$986
Interest-bearing checking	179,819	0.79	122,255	0.20	872
Certificates of deposit	506,782	2.28	260,163	1.56	5,606
Borrowings	93,356	2.77	83,081	2.06	652
Subordinated note	9,872	6.88	9,852	6.89	—
Total interest-bearing liabilities	$1,169,824	1.65%	$767,425	1.10%	$8,116

Provision for Loan Losses. For the nine months ended September 30, 2019, the provision for loan losses was $2.2 million, due primarily to the increase in the loan portfolio and net loan charge-offs, compared to $1.3 million for the nine months ended September 30, 2018. Net loan charge-offs totaled $1.8 million during the nine months ended September 30, 2019, compared to net recoveries of $39,000 during the nine months ended September 30, 2018.  The significant increase in net loan charge-offs was primarily due to a charge-off of a commercial line of credit of $1.2 million in the first quarter of 2019, and the charge-off of loans from one commercial business relationship of $431,000 in the second quarter of 2019.

Noninterest Income. Noninterest income increased $1.9 million, or 12.6%, to $17.4 million for the nine months ended September 30, 2019, from $15.4 million for the nine months ended September 30, 2018.  The increase during the period was primarily due to increases in service charges and fee income of $3.1 million, other noninterest income of $455,000, and earnings on cash surrender value of BOLI of $393,000, partially offset by a decrease in gain on sale of loans of $1.9 million. The increase in other noninterest income was primarily due to increases in collection fees and fees related to the Anchor Acquisition.

Noninterest Expense. Noninterest expense increased $11.6 million, or 33.0%, to $46.6 million for the nine months ended September 30, 2019, from $35.0 million for the nine months ended September 30, 2018.  The increase was primarily due to the Anchor Acquisition and growth in our operations with increases of $3.0 million in salaries and benefits, which includes a $255,000 increase in incentives and commissions, and is also associated with the hiring of additional employees to support lending and deposit growth.  Other increases include $2.9 million in operations, $1.8 million in data processing, $1.4 million in acquisition costs, and $1.3 million in occupancy expense.  Acquisition costs were $1.9 million for the nine months ended September 30, 2019, compared to $443,000 for the same period last year.

The efficiency ratio was 66.2% for the nine months ended September 30, 2019, compared to 67.7% for the nine months ended September 30, 2018.

Provision for Income Tax. For the nine months ended September 30, 2019, the Company recorded a provision for income tax expense of $4.7 million on pre-tax income as compared to $2.8 million for the nine months ended September 30, 2018. The effective tax rate for the nine month period ended September 30, 2019 and 2018 was 21.9% and 18.3%, respectively.  The increase in the tax provision and related effective tax rate is primarily due to an increase in pre-tax income of $21.5 million and acquisition costs of $1.9 million during the nine months ended September 30, 2019.

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

At September 30, 2019, the Bank’s total borrowing capacity was $451.5 million with the FHLB of Des Moines, with unused borrowing capacity of $368.8 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At September 30, 2019, the Bank held approximately $612.2 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $149.6 million, and a combined credit limit of $51.0 million in written federal funds lines of credit through correspondent banking relationships at September 30, 2019. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit.  At September 30, 2019, the Bank held approximately $307.4 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At September 30, 2019, $76.9 million in FHLB advances were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the federal funds lines of credit. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $278.0 million at September 30, 2019. Total brokered deposits at September 30, 2019 were $137.5 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At September 30, 2019, the approved outstanding loan commitments, including unused lines of credit amounted to $344.4 million.  Certificates of deposit scheduled to mature in three months or less at September 30, 2019, totaled $92.3 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2019, FS Bancorp, Inc. had $3.5 million in unrestricted cash to meet liquidity needs.

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

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at September 30, 2019, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at September 30, 2019, the Bank was considered to be well capitalized.  At September 30, 2019, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.6%, 13.6%, 14.5%, and 13.6%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2019, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp, Inc. at September 30, 2019 were 11.3% for Tier 1 leverage-based capital, 13.3% for Tier 1 risk-based capital, 14.2% for total risk-based capital, and 13.3% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 15 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2019 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2019:

					Maximum
				Total Number	Number of
				of Shares	Shares that
			Average	Repurchased as	May Yet Be
	Total Number		Price	Part of Publicly	Repurchased
	of Shares		Paid per	Announced	Under the
Period	Purchased		Share	Plan	Plan
July 1, 2019 - July 31, 2019	3,274		$48.78	3,274	169,104
August 1, 2019 - August 31, 2019	40,361	(1)	48.95	39,716	129,388
September 1, 2019 - September 30, 2019	3,572		48.09	3,572	125,816
Total for the quarter	47,207		$48.88	46,562	125,816

(1) There were 645 shares surrendered by participants included in the 2013 Equity Incentive Plan in satisfaction of payment for withholding taxes for vesting of restricted stock shares.

On January 28, 2019, the Company announced that its Board of Directors authorized the repurchase of up to 225,000 shares of the Company’s common stock, or 5% of the Company’s outstanding shares authorized and outstanding at December 31, 2018. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time over a 12-month period until January 24, 2020, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: November 8, 2019	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: November 8, 2019	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)