Form 10-K
period 2019-12-31
FS Bancorp, Inc.
filed 2020-03-16
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019         OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001‑35589

FS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington	45‑4585178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6920 220th Street SW, Mountlake Terrace, Washington	98043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 771‑5299

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FSBW	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

As of March 6, 2020, there were 4,461,041 shares of the Registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant was $217,316,990, based on the closing sales price of $51.87 per share of the Registrant’s common stock as quoted on the NASDAQ Stock Market LLC on June 30, 2019. For purposes of this calculation, common stock held by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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
•

other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services, including the potential effects of coronavirus on international trade (including supply chains and export levels), and other risks described elsewhere in this Form 10‑K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

PART 1

Item 1. Business

General

FS Bancorp, Inc. (“FS Bancorp” or the “Company”), a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank of Washington (“1st Security Bank of Washington” or  the “Bank”) upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2019, the Company had consolidated total assets of $1.71 billion, total deposits of $1.39 billion, and stockholders’ equity of $200.2 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10‑K (“Form 10‑K”), including the consolidated financial statements and related data, relates primarily to the Bank.

1st Security Bank of Washington is a relationship-driven community bank. The Bank delivers banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities. The Bank emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Bank is also actively involved in community activities and events within these market areas, which further strengthens relationships within these markets. The Bank has been serving the Puget Sound area since 1907. Originally chartered as a credit union, and known as Washington’s Credit Union, the Bank served various select employment groups. On April 1, 2004, the Bank converted from a credit union to a Washington state-chartered mutual savings bank. Upon completion of the Conversion in July 2012, 1st Security Bank of Washington became a Washington state-chartered stock savings bank and the wholly owned subsidiary of the Company.

At December 31, 2019, the Bank maintained the headquarter office that accepts deposits located in Mountlake Terrace, Washington, and an administrative office in Aberdeen, Washington, as well as 21 full-service bank branches and seven home loan production offices in suburban communities in the greater Puget Sound area. The Bank also has one home loan production office in the Tri-Cities, Washington. On November 15, 2018, the Company completed the acquisition of Anchor Bancorp which was merged with and into the Company, and immediately thereafter Anchor’s bank subsidiary, Anchor Bank was merged with and into 1st Security Bank of Washington (the “Anchor Acquisition”). The Anchor Acquisition added one administrative office, nine full-service bank branches within Grays Harbor, Thurston, Lewis, and Pierce counties, and one loan production office located in King County, Washington, that closed on the acquisition date.  The Anchor Acquisition expanded our Puget Sound-focused retail footprint and provided an opportunity to extend our unique brand of community banking into those communities. For additional information on the Anchor Acquisition, see “Note 2 - Business Combination” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The Company is a diversified lender with a focus on the origination of one-to-four-family, commercial real estate, consumer, including indirect home improvement (“fixture secured loans”),  solar and marine lending, commercial business and second mortgage or home equity loans. Historically, consumer loans, in particular fixture secured loans represented the largest portion of the Company’s loan portfolio and the mainstay of the Company’s lending strategy.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family, commercial real estate, including speculative residential construction, as well as commercial business loans, while growing the current size of the consumer loan portfolio. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale into the secondary market, through a mortgage banking program. The Company’s lending strategies are intended to take advantage of: (1) the Company’s historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities, and (3) relationship lending. Retail deposits will continue to serve as an important funding source. For more information regarding the business and operations of 1st Security Bank of Washington, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10‑K.

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

Market Area

The Company conducts operations out of its headquarters, seven home loan production offices (four of which stand alone), and 21 full-service bank branches in the Puget Sound region of Washington, and one stand-alone loan production office in Eastern Washington. The headquarters is located in Mountlake Terrace, in Snohomish County, Washington. The four stand-alone home lending offices in the Puget Sound region are located in Puyallup, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, Everett, in Snohomish County, and the one in Eastern Washington located in the Tri-Cities (Kennewick), in Benton County, Washington. The 21 full-service bank branches are located in the following counties: three in Snohomish, two in King, two in Clallam, two in Jefferson, two in Pierce, five in Grays Harbor, two in Thurston, one in Lewis, and two in Kitsap County.

The primary market area for business operations is the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area (the “Seattle MSA”).  Kitsap, Clallam, Jefferson, Thurston, Lewis, and Grays Harbor counties, though not in the Seattle MSA, are also part of the Company’s market area. This overall region is typically known as the Puget Sound region. The population of the Puget Sound region as estimated by Puget Sound Regional Council was 4.2 million in 2019, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.

The Puget Sound region is the largest business center in both the State of Washington and the Pacific Northwest. Currently, key elements of the economy are aerospace, military bases, clean technology, biotechnology, education, information technology, logistics, international trade and tourism. The region is well known for the long presence of The Boeing Corporation and Microsoft, two major industry leaders, and for its leadership in technology. Amazon.com has expanded significantly in the Seattle downtown area. The workforce in general is well-educated and strong in technology. Washington State’s location with regard to the Pacific Rim, along with a deep-water port has made international trade a significant part of the regional economy. Tourism has also developed into a major industry for the area, due to the scenic beauty, temperate climate and easy accessibility.

Among the counties the Company operates in, King County, the location of the city of Seattle, has the largest employment base and overall level of economic activity. Six of the largest employers in the state are headquartered in King County including Microsoft Corporation, University of Washington, Amazon.com, King County Government, Starbucks, and Swedish Health Services. Pierce County is the second most populous county in the state and its economy is also well diversified with the presence of military related government employment (Joint Base Lewis-McChord), along with health care (the Multicare Health System and the Franciscan Health System). In addition, there is a large employment base in the economic sectors of shipping (the Port of Tacoma) and aerospace employment (Boeing). Snohomish County to the north has an economy based on aerospace employment (Boeing), health care (Providence Regional Medical Center), and military (the Everett Naval Station) along with additional employment concentrations in biotechnology, electronics/computers, and wood products.

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

From the Anchor Acquisition, we entered three additional counties, Thurston, Lewis, and Grays Harbor. Thurston County includes Olympia, home of Washington State’s capital and its economic base is largely driven by state government related employment.  Lewis County is supported by manufacturing, retail trade, local government and industrial services.

Grays Harbor County has been historically dependent on the timber and fishing industries, but also relies on tourism, manufacturing, agriculture, shipping, transportation, and technology.

In 2018, the median household income for King County was $95,000, compared to $74,000 for the State of Washington, and $62,000 for the United States.

Unemployment in Washington was an estimated 4.3% at December 31, 2019, closely paralleling national trends as disclosed in the U.S. Bureau of Labor Statistics. King County had the lowest unemployment rate in the state at 2.1%, a decrease from 3.3% in the prior year, and much lower than the state average of 4.3% and national average of 3.5%, respectively. The estimated unemployment rate in Snohomish County at year end 2019 was 2.4%, decreased from 3.6% at year end 2018.  Kitsap County’s unemployment rate improved slightly to 4.1% at December 31, 2019, compared to 4.9% at December 31, 2018.  At December 31, 2019, the estimated unemployment rate in Pierce County was 4.8%, down from 5.3% at December 31, 2018. Grays Harbor County’s, Thurston County’s, and Lewis County’s unemployment rate improved to 7.0%, 4.4%, and 6.0%, respectively at December 31, 2019, compared to 7.4%, 5.0%, and 6.9% at year end 2018, respectively. Outside of the Puget Sound area, the Tri-Cities market includes two counties, Benton and Franklin, and we have two full-service branches in Clallam County and two in Jefferson County. The estimated unemployment rate in Benton County at year end 2019 was 5.4%, down from 5.8% at year end 2018. At December 31, 2019, the estimated unemployment rate in Franklin County was down slightly to 7.3%, from 7.7% at December 31, 2018. For Clallam and Jefferson counties, the estimated unemployment rates at December 31, 2019 decreased to 6.3% and 5.3%, respectively, compared to 6.9% and 5.9%, respectively at December 31, 2018.

According to the Washington Center for Real Estate Research, home values in the State of Washington continued to improve in 2019. For the quarter ended December 31, 2019, the average home value was $671,000 in King County, $495,000 in Snohomish County, $405,000 in Jefferson County, $390,000 in Kitsap County, $375,000 in Pierce County, $346,000 in Thurston County, $322,000 in Clallam County, $308,000 in both Benton and Franklin counties, $255,000 in Lewis County, and $216,000 in Grays Harbor County. Compared to the statewide average increase in home values of 11.5% in the fourth quarter of 2019, Kitsap and Lewis counties outperformed the state average with 12.9% and 12.3%, respectively, with our remaining counties: Benton, Franklin, Pierce, Thurston, Clallam, Grays Harbor, Jefferson, Snohomish, and King counties below the state average increase, with 10.4%, 10.4%, 9.7%, 9.0%, 8.6%, 8.5%, 4.8%, 4.6% and 2.1% increases in average home values, respectively.

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

Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio, excluding loans held for sale (“HFS”) by type of loan at the dates indicated.

(Dollars in thousands)	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Commercial	$210,749	15.59%	$204,699	15.43%	$63,611	8.22%	$55,871	9.23%	$50,034	9.78%
Construction and development	179,654	13.29	247,306	18.65	143,068	18.50	94,462	15.60	80,806	15.80
Home equity	38,167	2.82	40,258	3.04	25,289	3.27	20,081	3.32	16,540	3.24
One-to-four-family (excludes HFS)	261,539	19.34	249,397	18.80	163,655	21.16	124,009	20.48	102,921	20.13
Multi-family	133,931	9.91	104,663	7.89	44,451	5.75	37,527	6.20	22,223	4.35
Total real estate loans	824,040	60.95	846,323	63.81	440,074	56.90	331,950	54.83	272,524	53.30

CONSUMER LOANS
Indirect home improvement	210,653	15.58	167,793	12.65	130,176	16.83	107,759	17.80	103,064	20.16
Solar	44,038	3.26	44,433	3.35	41,049	5.31	36,503	6.03	29,226	5.72
Marine	67,179	4.97	57,822	4.36	35,397	4.58	28,549	4.71	23,851	4.66
Other consumer	4,340	0.32	5,425	0.41	2,046	0.26	1,915	0.32	2,181	0.43
Total consumer loans	326,210	24.13	275,473	20.77	208,668	26.98	174,726	28.86	158,322	30.97

COMMERCIAL BUSINESS LOANS
Commercial and industrial	140,531	10.40	138,686	10.46	83,306	10.77	65,841	10.88	59,619	11.66
Warehouse lending	61,112	4.52	65,756	4.96	41,397	5.35	32,898	5.43	20,817	4.07
Total commercial business loans	201,643	14.92	204,442	15.42	124,703	16.12	98,739	16.31	80,436	15.73
Total loans receivable, gross	1,351,893	100.00%	1,326,238	100.00%	773,445	100.00%	605,415	100.00%	511,282	100.00%

Allowance for loan losses	(13,229)		(12,349)		(10,756)		(10,211)		(7,785)
Deferred costs and fees, net	(3,273)		(2,907)		(2,708)		(1,887)		(962)
Premiums on purchased loans, net	955		1,537		1,577		—		—
Total loans receivable, net	$1,336,346		$1,312,519		$761,558		$593,317		$502,535

The following table shows the composition of the loan portfolio by fixed- and adjustable-rate loans, excluding HFS at the dates indicated.

		December 31,
	2019		2018			2017	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans
Commercial	$65,913	4.88%	$58,037	4.37%	$32,430	4.19%	$30,445	5.03%	$26,189	5.12%
Construction and development	3,749	0.28	25,613	1.93	286	0.04	—	—	315	0.06
Home equity	11,292	0.83	14,134	1.07	2,649	0.34	1,644	0.27	2,146	0.42
One-to-four-family (excludes HFS)	51,583	3.80	45,126	3.40	11,804	1.53	10,267	1.69	9,305	1.82
Multi-family	36,985	2.74	41,832	3.15	14,453	1.87	4,538	0.75	2,659	0.52
Total real estate loans	169,522	12.53	184,742	13.92	61,622	7.97	46,894	7.74	40,614	7.94
Consumer loans	323,633	23.94	272,279	20.53	207,671	26.85	174,041	28.75	157,805	30.87
Commercial business loans
Commercial and industrial	53,329	3.95	59,195	4.46	32,835	4.24	26,901	4.45	17,440	3.41
Warehouse lending	—	—	—	—	673	0.09	—	—	—	—
Total commercial business loans	53,329	3.95	59,195	4.46	33,508	4.33	26,901	4.45	17,440	3.41
Total fixed-rate loans	546,484	40.42	516,216	38.91	302,801	39.15	247,836	40.94	215,859	42.22
Adjustable-rate loans:
Real estate loans
Commercial	144,836	10.71	146,662	11.06	31,181	4.03	25,426	4.20	23,845	4.66
Construction and development	175,905	13.01	221,693	16.72	142,782	18.46	94,462	15.60	80,491	15.74
Home equity	26,875	1.99	26,124	1.97	22,640	2.93	18,437	3.05	14,394	2.82
One-to-four-family (excludes HFS)	209,956	15.54	204,271	15.40	151,851	19.63	113,742	18.79	93,616	18.31
Multi-family	96,946	7.17	62,831	4.74	29,998	3.88	32,989	5.45	19,564	3.83
Total real estate loans	654,518	48.42	661,581	49.89	378,452	48.93	285,056	47.09	231,910	45.36
Consumer loans	2,577	0.19	3,194	0.24	997	0.13	685	0.11	517	0.10
Commercial business loans
Commercial and industrial	87,202	6.45	79,491	6.00	50,471	6.53	38,940	6.43	42,178	8.25
Warehouse lending	61,112	4.52	65,756	4.96	40,724	5.26	32,898	5.43	20,818	4.07
Total commercial business loans	148,314	10.97	145,247	10.96	91,195	11.79	71,838	11.86	62,996	12.32
Total adjustable-rate loans	805,409	59.58	810,022	61.09	470,644	60.85	357,579	59.06	295,423	57.78
Total loans receivable, gross	1,351,893	100.00%	1,326,238	100.00%	773,445	100.00%	605,415	100.00%	511,282	100.00%
Less:
Allowance for loan losses	(13,229)		(12,349)		(10,756)		(10,211)		(7,785)
Deferred costs and fees, net	(3,273)		(2,907)		(2,708)		(1,887)		(962)
Premiums on purchased loans	955		1,537		1,577		—		—
Total loans receivable, net	$1,336,346		$1,312,519		$761,558		$593,317		$502,535

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2019, regarding the dollar amount and current note rates of interest for the loans maturing or repricing in the portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

	Real Estate
(Dollars in			Construction and										Commercial
thousands)	Commercial		Development		Home Equity		One-to-Four-Family (2)		Multi-family		Consumer		Business		Total
Due During		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Years Ending		Average		Average		Average		Average		Average		Average		Average		Average
December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2020 (1)	$52,502	5.14%	$165,936	6.55%	$28,440	5.71%	$31,102	4.79%	$12,849	4.22%	$1,366	10.17%	$136,818	5.73%	$429,013	5.87%
2021	24,962	4.43	438	4.72	43	7.66	10,537	5.03	16,912	4.61	2,063	7.00	22,818	5.68	77,773	4.99
2022	21,984	5.24	470	6.61	242	6.34	20,828	4.61	2,074	5.02	5,040	6.34	4,998	4.31	55,636	5.03
2023 and 2024	66,365	5.12	10,143	5.14	609	5.20	67,184	4.56	68,879	4.36	13,501	6.70	18,211	5.11	244,892	4.84
2025 to 2029	35,838	4.72	2,440	6.40	1,266	5.85	97,273	4.17	24,826	4.47	61,932	6.97	5,050	4.87	228,625	5.10
2030 to 2034	4,999	5.51	—	—	3,302	5.39	5,919	5.07	5,721	6.94	181,959	6.70	3,462	4.87	205,362	6.58
2035 and following	4,099	4.45	227	4.63	4,265	5.93	28,696	5.07	2,670	5.80	60,349	6.59	10,286	4.75	110,592	5.90
Total	$210,749	4.98%	$179,654	6.46%	$38,167	5.71%	$261,539	4.53%	$133,931	4.55%	$326,210	6.74%	$201,643	5.55%	$1,351,893	5.58%

________________________

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Excludes loans held for sale.

The total amount of loans due after December 31, 2019, which have predetermined interest rates is $546.5 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $805.4 million.

Lending Authority. The Chief Credit Officer has the authority to approve multiple loans to one borrower up to $10.0 million in aggregate.  All loans that are approved over $5.0 million are reported to the asset quality committee (“AQC”) at each AQC meeting. Loans in excess of $10.0 million and up to $25.0 million require additional approval from management’s senior loan committee. The Chief Credit Officer may delegate lending authority to other individuals at levels consistent with their responsibilities.

The Board of Directors has implemented a lending limit policy that it believes matches the Washington State legal lending limit. The Bank’s largest lending relationship at December 31, 2019, consisted of a commercial line of credit to one company having a total available commitment of $45.0 million, with the Bank’s total potential commitment of $30.0 million, and two other banks participating in the remaining $15.0 million. This line of credit is secured by notes for 25 properties, primarily located in Seattle, Washington. The outstanding balance of this line of credit at December 31, 2019 was $30.0 million for the Bank. The second largest lending relationship consisted of seven residential construction loans and two permanent one-to-four-family loans having combined commitments of $21.1 million to four related limited liability companies. All of these loans are secured by one-to-four-family properties located in the Seattle metropolitan area of Washington State.  The outstanding balance of these nine loans at December 31, 2019 was $15.8 million. The third largest lending relationship consisted of a diverse mix of real estate secured loans having combined commitments of $18.7 million, to 12 related limited liability companies and/or individuals.  All of these loans are secured by real estate located in the Puget Sound region of Washington State.  The outstanding balance of these loans at December 31, 2019 was $18.0 million.  At December 31, 2019, all of the borrowers listed above were in compliance with the original repayment terms of their respective loans.

At December 31, 2019, the Company had $70.0 million in approved commercial construction warehouse lending lines for six companies. The commitments range from $500,000 to $30.0 million. At December 31, 2019, there was $48.2 million outstanding, compared to $87.0 million approved in commercial construction warehouse lending lines for nine companies with $61.4 million outstanding at December 31, 2018.  In addition, the Company had $25.0 million approved in mortgage warehouse lending lines for four companies. The commitments ranged from $4.0 million to $8.0 million. At December 31, 2019, there was $12.9 million in mortgage warehouse lending lines outstanding, compared to $23.0 million approved in mortgage warehouse lending lines with $4.4 million outstanding at December 31, 2018.  At December 31, 2019, all of these warehouse lines were in compliance with the original repayment terms of their respective lending lines.

Commercial Real Estate Lending.  The Company offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including multi-family residences, retail centers, warehouses and office buildings located in the market areas. At December 31, 2019, commercial real estate loans (including $133.9 million of multi-family residential loans) totaled $344.7 million, or 25.5%, of the gross loan portfolio.

The Company’s loans secured by commercial real estate are originated with a fixed or variable interest rate for up to a 15‑year maturity and a 30‑year amortization. The variable rate loans are indexed to the prime rate of interest or a short-term LIBOR rate, or five or seven-year FHLB rate, with rates equal to the prevailing index rate to 5.0% above the prevailing rate. Loan-to-value ratios on the Company’s commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. In addition, personal guarantees are typically obtained from a principal of the borrower on substantially all credits.

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

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one-to-four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four-family because the collateral securing these loans typically cannot be sold as easily as one-to-four-family. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial or multi-family real estate loan at December 31, 2019 was a loan secured by a fully-leased apartment building built in 2019 (which includes a 1,200 square foot retail space, currently leased to a well-established and locally-owned coffee shop) located in Seattle, Washington.  The total outstanding balance of this loan was $9.0 million at December 31, 2019, and performing in accordance with its repayment terms.

The Company intends to continue to emphasize commercial real estate lending and, as a result, the Company has assembled a highly experienced Senior Loan Committee, with an average of over 20 years of experience. As members of the Senior Loan Committee, the Bank’s Chief Credit Officer and Chief Lending Officer have over 30 years of commercial lending experience in the northwestern U.S. region. Management has also hired experienced commercial loan officers to support the Company’s commercial real estate lending objectives. As the commercial real estate loan portfolio expands, the Company intends to bring in additional experienced personnel in the areas of loan analysis and commercial deposit relationship management.

Construction and Development Lending. The Company expanded its residential construction lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Company has implemented this strategy to take advantage of what is believed to be a strong demand for construction and ADC loans to experienced, successful and relationship driven builders in our market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2019, outstanding construction and development loans totaled $179.7 million, or 13.3%, of the gross loan portfolio and consisted of 216 projects, compared to $247.3 million and 279 projects at December 31, 2018. The construction and development loans at December 31, 2019, consisted of loans for residential and commercial construction projects primarily for vertical construction and $10.6 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2019, was $278.4 million. At December 31, 2019, $115.6 million, or 64.3% of our outstanding construction and development loan portfolio was comprised of speculative one-to-four-family construction loans. Approximately $8.8 million of our residential construction loans at December 31, 2019 were made to finance the custom construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In addition, the Company had six commercial secured lines of credit, secured by notes to residential construction borrowers with guarantees from principals with experience in the construction re-lending market. These loans had combined commitments of $70.0 million, and an outstanding balance of $48.2 million at December 31, 2019.

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

The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2019, included in the $179.7 million of construction and development loans, were six residential land acquisition and development loans for finished lots totaling $8.4 million, with total commitments of $8.5 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.

Construction and development lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of most of our construction loans, an interest reserve is created at origination and is added to the principal of the loan through the construction phase. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project, the value of which is insufficient to assure full repayment. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.

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

The Company seeks to address the forgoing risks associated with construction development lending by developing and adhering to underwriting policies, disbursement procedures, and monitoring practices. Specifically, the Company (i) seeks to diversify the number of loans and projects in the market area, (ii) evaluate and document the creditworthiness of the borrower and the viability of the proposed project, (iii) limit loan-to-value ratios to specified levels, (iv) control disbursements on construction loans on the basis of on-site inspections by a licensed third-party,  (v) monitor economic conditions and the housing inventory in each market, and (iv) typically obtains personal guarantees from a principal of the borrower on substantially all credits. No assurances, however, can be given that these practices will be successful in mitigating the risks of construction development lending.

Home Equity Lending. The Company has been active in second lien mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of 10 years plus and a term to maturity of 15 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratio of up to 90%, including any underlying first mortgage. Fixed second lien mortgage home equity loans are typically amortizing loans with terms of up to 20 years. Total second lien mortgage/home equity loans totaled $38.2 million, or 2.8% of the gross loan portfolio, at December 31, 2019, $26.9 million of which were adjustable rate home equity lines of credit. Unfunded commitments on home equity lines of credit at December 31, 2019, was $47.9 million.

Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also important referral sources of the Company’s loan originations. The Company originated $891.4 million of one-to-four-family mortgages (including $10.5 million loans brokered to other institutions) and sold $785.4 million to investors in 2019. Of the loans sold to investors, $550.1 million were sold to the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), the FHLB, and/or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with servicing rights retained in order to further build the relationship with the customer. At December 31, 2019, one-to-four-family residential mortgage loans totaled $261.5 million, or 19.3%, of the gross loan portfolio, excluding loans held for sale of $69.7 million. In addition, the Company originates residential loans through its commercial lending channel, secured by single family rental homes in Washington, with an outstanding balance of $56.8 million at December 31, 2019, classified as commercial business loans that are not included in our one-to-four-family residential mortgage loan portfolio. See below “Commercial Business Lending.”

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

Consumer Lending.  Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers, which include brokers. At December 31, 2019, consumer loans totaled $326.2 million, or 24.1% of the gross loan portfolio.

The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s consumer lending strategy. These loans totaled $210.7 million, or 15.6% of the gross loan portfolio, and 64.6% of total consumer loans, at December 31, 2019. Indirect home improvement loans are originated through a network of 155 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, and Arizona. Ten dealers are responsible for a majority, or 62.3% of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, and pools.

In connection with fixture secured and solar loans, the Company receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. These loans are processed through the loan origination software, with approximately 20% of the loan applications receiving an automated approval based on the information provided, and the remaining loans are processed by the Company’s credit analysts. The Company follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using a Fair Isaac and Company, Incorporated (“FICO”) credit score to approve loans. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting in addition to the borrower’s debt to income.

The Company’s fixture secured loans generally range in amounts from $2,500 to $100,000, and generally carry terms of 12 to 20 years with fixed rates of interest. In some instances, the participating dealer may pay a fee to buy down the borrower’s interest rate to a rate below the Company’s published rate. Fixture secured loans are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a financing statement under the Uniform Commercial Code (“UCC-2”) filed in the county of the borrower’s residence. The Company generally files a UCC‑2 financing statement to perfect the security interest in the personal property in situations where the borrower’s credit score is below 720 or the home improvement loan is for an amount in excess of $5,000. Perfection gives the Company a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest. The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.

The Company also offers consumer marine loans secured by boats. At December 31, 2019, the marine loan portfolio totaled $67.2 million, or 20.6% of total consumer loans. Marine loans are originated with borrowers on both a direct and indirect basis, and generally carry terms of up to 20 years with fixed rates of interest. The Company generally requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.

Solar loans, which are fixture secured loans, represent the third largest segment of the consumer loan portfolio following marine loans.  At December 31, 2019, the solar loan portfolio totaled $44.0 million, or 13.5% of total consumer loans.

The Company originates other consumer loans which totaled $4.3 million at December 31, 2019.  These loans primarily include personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans.

In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score typically indicates a greater degree of creditworthiness. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods.  At December 31, 2019, 73.7% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 23.1% was originated with borrowers having a FICO score between 660 and 720 at the time of origination.  Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. A credit score at the time of loan origination of less than 660 is considered “subprime” by federal banking regulators and these loans comprised just 3.2% of our consumer loan portfolio at December 31, 2019. Consideration for loans with FICO scores below 660 require additional management oversight and approval.

Consumer loans generally have shorter average lives with faster prepayment, which reduces the Company’s exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer and other loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as boats, automobiles and other recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. In the case of fixture secured loans, it is very difficult to repossess the personal property securing these loans as they are typically attached to the borrower’s personal residence. Accordingly, if a borrower defaults on a fixture secured loan the only practical recourse is to wait until the borrower wants to sell or refinance the home, at which time if there is a perfected security interest the Company generally will be able to collect a portion of the loan previously charged off.

Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory, or personal/business property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Company’s warehouse lending lines are secured by the underlying notes associated with one-to-four-family mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principal shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. The Company had $25.0 million approved in residential mortgage warehouse lending lines for four companies at December 31, 2019. The commitments ranged from $4.0 million to $8.0 million. At December 31, 2019, there was $12.9 million in residential warehouse lines outstanding, compared to $23.0 million in approved residential warehouse lending lines with $4.4 million outstanding at December 31, 2018. During the year ended December 31, 2019, we processed approximately 790 loans and funded approximately $323.8 million in total under our mortgage warehouse lending program.

The Company also has commercial construction warehouse lending lines secured by notes on construction loans and typically guaranteed by principals with experience in construction lending. In April 2013, we commenced an expansion of our mortgage warehouse lending program to include construction re-lending warehouse lines. These lines are secured by notes provided to construction lenders and are typically guaranteed by a principal of the borrower with experience in construction lending.  Terms for the underlying notes can be up to 18 months and the Bank will lend a percentage (typically 75%) of the underlying note which may have a loan-to-value ratio up to 75%.  Combined, the loan-to-value ratio on the underlying note would be up to 52.5% with additional credit support provided by the guarantor. At December 31, 2019, the Company had $70.0 million in approved commercial construction warehouse lending lines for six companies. The commitments range from $500,000 to $30.0 million. At December 31, 2019, there was $48.2 million outstanding, compared to $87.0 million approved in commercial warehouse lending lines for nine companies with $61.4 million outstanding at December 31, 2018.

Commercial business loans may be fixed-rate, but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of the commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest-only payments required during the term, while other loans may reprice on an annual basis and amortize over a two to five year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which is set between 2.0% and 7.0%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2019, the commercial business loan portfolio totaled $201.6 million, or 14.9%, of the gross loan portfolio including warehouse lending loans.

At December 31, 2019, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present, and future cash flows is also an important aspect of credit analysis. The Company generally requires personal guarantees on commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. The two largest commercial business lending relationships consisted of a line of credit provided to two unaffiliated companies.  The first of the two largest lending relationships at December 31, 2019, consisted of a participating commercial line of credit having a commitment of $30.0 million with the Bank.  This line of credit is secured by residential construction projects located primarily in Seattle, Washington.  The outstanding balance of this line of credit at December 31, 2019 was $30.0 million. The second of the two largest commercial business lending relationships consisted of one commercial line of credit having a commitment of $15.0 million.  This line of credit is secured by notes to finance residential construction projects located primarily in Seattle, Washington.  The outstanding balance of this line of credit at December 31, 2019 was $10.3 million.

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

Over the past few years, the Company has continued to originate consumer loans, and increased emphasis on commercial real estate loans, including construction and development lending, as well as commercial business loans. Demand is affected by competition and the interest rate environment. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of commercial business and real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. In addition to interest earned on loans and loan origination fees, the Company receives fees for loan commitments, late payments, and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The Company will sell long-term, fixed-rate residential real estate loans in the secondary market to mitigate interest rate risk.  Gains and losses from the sale of these loans are recognized based on the difference between the sales proceeds and carrying value of the loans at the time of the sale. Some residential real estate loans originated as Federal Housing Administration or FHA, U.S. Department of Veterans Affairs or VA, or United States Department of Agriculture or USDA Rural Housing loans were sold by the Company as servicing released loans to other companies. A majority of residential real estate loans sold by the Company were sold with servicing retained at a specified servicing fee. The Company earned gross mortgage servicing fees of $3.5 million for the year ended December 31, 2019.  The Company was servicing $1.46 billion of one-to-four-family loans at December 31, 2019, for Fannie Mae, Freddie Mac, Ginnie Mae, the FHLB, and another financial institution. These mortgage servicing rights (“MSRs”) constituted an $11.6 million asset on our books on that date, which is amortized in proportion to and over the period of the net servicing income. These MSRs are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of our MSRs at December 31, 2019 was $13.3 million. See “Note 5 - Servicing Rights” and “Note 16 - Fair Value Measurements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The following table presents the activity during the year ended December 31, 2019, related to loans serviced for others.

(In thousands)
Beginning balance at January 1, 2019
One-to-four-family	$1,186,858
Consumer	777
Subtotal	1,187,635
Additions
One-to-four-family	550,685
Repayments
One-to-four-family	(273,811)
Consumer	(186)
Subtotal	(273,997)
Ending balance at December 31, 2019
One-to-four-family	1,463,732
Consumer	591
Total	$1,464,323

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

	Year Ended December 31,
(In thousands)	2019		2018 (4)
Originations by type:
Fixed-rate:
Commercial	$23,110		$6,943
Construction and development	3,641		—
Home equity	6,163		5,895
One-to-four-family (1)	23,426		4,753
Loans held for sale (one-to-four-family)	778,866		608,065
Multi-family	2,886		132
Consumer	161,269		149,726
Commercial business (2)	5,903		16,811
Total fixed-rate	1,005,264		792,325
Adjustable- rate:
Commercial	30,679		14,552
Construction and development	243,000		205,649
Home equity	20,199		15,988
One-to-four-family (1)	81,457		81,256
Loans held for sale (one-to-four-family)	25,753		11,567
Multi-family	44,803		10,793
Consumer	2,216		2,489
Commercial business (2)	338,859		282,868
Warehouse lines, net	(4,644)		(2,988)
Total adjustable-rate	782,322		622,174
Total loans originated	1,787,586		1,414,499
Purchases by type (4):
Fixed-rate:
Commercial	—		32,567
Home equity	—		8,795
One-to-four-family (1)	321	(5)	38,322
Multi-family	—		28,958
Consumer	—		1,332
Construction and development	—		29,064
Commercial business (2) (3)	1,798		9,267
Adjustable-rate:
Commercial	—		114,700
Home equity	—		3,424
One-to-four-family (1)	—		25,261
Multi-family	—		31,974
Consumer	—		2,180
Construction and development	—		35,750
Commercial business (2) (3)	—		24,029
Total loans purchased	2,119		385,623
Sales and repayments:
One-to-four-family (1)	—		(16,034)
Loans held for sale (one-to-four-family)	(785,438)		(621,636)
Commercial business (2) (3)	(8,365)		(1,918)
Total loans sold	(793,803)		(639,588)
Total principal repayments	(951,743)		(610,009)
Total reductions	(1,745,546)		(1,249,597)
Net increase	$44,159		$550,525

_____________________________

(1)	One-to-four-family portfolio loans.
(2)	Excludes warehouse lines.
(3)	Includes USDA/U.S. Small Business Administration or SBA guaranteed loans purchased at a premium.
(4)	Purchases include loans acquired in the Anchor Acquisition.
(5)	Loan repurchased, previously sold.

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

The following table shows delinquent loans by the type of loan and number of days delinquent at December 31, 2019. Categories not included in the table below did not have any delinquent loans at December 31, 2019.

	Loans Delinquent For:
							Total Loans Delinquent
	60-89 Days			90 Days or More			60 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
Real estate loans
Home equity	—	$—	—%	3	$185	0.48%	3	$185	0.48%
One-to-four-family	1	114	0.04	5	1,150	0.44	6	1,264	0.48
Total real estate loans	1	114	0.01	8	1,335	0.16	9	1,449	0.18
Consumer loans
Indirect home improvement	15	187	0.09	14	131	0.06	29	318	0.15
Solar	2	40	0.09	1	16	0.04	3	56	0.13
Other consumer	3	2	0.05	3	20	0.46	6	22	0.51
Total consumer loans	20	229	0.07	18	167	0.05	38	396	0.12
Total	21	$343	0.03%	26	$1,502	0.11%	47	$1,845	0.14%

Non-performing Assets. The following table sets forth information with respect to the Company’s non-performing assets.

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-accruing loans:
Real estate loans
Commercial	$1,086	$—	$—	$—	$—
Home equity	190	229	151	210	47
One-to-four-family	1,264	1,552	142	—	525
Total real estate loans	2,540	1,781	293	210	572
Consumer loans
Indirect home improvement	451	367	195	435	408
Solar	17	41	—	69	37
Marine	—	18	—	—	—
Other consumer	25	2	—	7	—
Total consumer loans	493	428	195	511	445
Commercial business loans
Commercial and industrial	—	1,685	551	—	—
Total commercial business loans	—	1,685	551	—	—
Total non-accruing loans	3,033	3,894	1,039	721	1,017
Accruing loans contractually past due 90 days or more	—	11	—	—	—
Other real estate owned	168	689	—	—	—
Repossessed assets	10	—	—	15	—
Total non-performing assets	$3,211	$4,594	$1,039	$736	$1,017
Restructured loans	$—	$—	$55	$57	$734
Total non-performing assets as a percentage of total assets	0.19%	0.28%	0.11%	0.09%	0.15%

For the year ended December 31, 2019, gross interest income, which would have been recorded had the non-accruing loans been current in accordance with their original terms was $59,000.  Prior to non-accrual status, the amount of interest income included in net income for the year ended December 31, 2019 was $136,000 for these loans.

Other Real Estate Owned.  Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had two real estate owned properties as of December 31, 2019.

Restructured Loans. According to generally accepted accounting principles in the United States of America  (“U.S. GAAP”), the Company is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” or “TDR”.  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrowers that would not otherwise be considered.  The Company had no TDRs at December 31, 2019.

Other Assets Especially Mentioned. At December 31, 2019, there was $5.2 million of loans with respect to which known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

In connection with the filing of periodic reports with the FDIC and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Company’s assets, at December 31, 2019, the Company had classified $6.7 million of assets as substandard. The $6.7 million of classified assets represented 3.3% of equity and 0.4% of total assets at December 31, 2019. The Company had $5.2 million of assets classified as special mention at December 31, 2019, not included in classified assets reported above.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance is based on ongoing monthly assessments of the estimated probable incurred losses in the loan portfolio. Ultimate losses may vary from these estimates. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. More complex loans, such as commercial real estate loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of net operating income and available cash flow and their possible impact on collateral values.

The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

The provision for loan losses was $2.9 million for the year ended December 31, 2019. The allowance for loan losses was $13.2 million, or 0.98% of gross loans receivable at December 31, 2019, as compared to $12.3 million, or 0.93% of gross loans receivable outstanding at December 31, 2018.  In accordance with acquisition accounting, loans acquired in the Anchor Acquisition were recorded at their estimated fair value, which resulted in a net discount to the contractual amounts of the loans, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisition. The recorded value of loans acquired in the Anchor Acquisition as of the November 15, 2018 acquisition date was $361.6 million, including $1.3 million of purchased credit impaired loans, and the fair value discount was $5.3 million, or 1.5% of the loans acquired. The remaining fair value discount on loans acquired in the Anchor Acquisition was $2.7 million, on $198.5 million of gross loans at December 31, 2019.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects probable incurred loan losses in the loan portfolio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018 - Provision for Loan Losses” and “Notes 1- Basis of Presentation and Summary of Significant Accounting Policies” and “Note 4 - Loans Receivable and Allowance for Loan Losses” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	December 31,
	2019			2018			2017			2016			2015
		Percent			Percent			Percent			Percent			Percent
		of			of			of			of			of
		loan			loan			loan			loan			loan
		balance	Allowance		balance	Allowance		balance	Allowance		balance	Allowance		balance	Allowance
		in each	for loan		in each	for loan		in each	for loan		in each	for loan		in each	for loan
		category	losses by		category	losses by		category	losses by		category	losses by		category	losses by
	Loan	to	loan	Loan	to	loan	Loan	to	loan	Loan	to	loan	Loan	to	loan
(Dollars in thousands)	balance	total loans	category	balance	total loans	category	balance	total loans	category	balance	total loans	category	balance	total loans	category
Allocated at end of year to:
Real estate loans
Commercial	$114,015	8.43%	$1,524	$74,039	5.58%	$985	$63,611	8.22%	$868	$55,871	9.23%	$708	$50,034	9.78%	$514
Construction and development	175,567	12.99	1,988	196,815	14.84	2,677	143,068	18.50	2,146	94,462	15.60	1,273	80,806	15.80	1,157
Home equity	29,606	2.19	343	27,295	2.06	320	25,289	3.27	263	20,081	3.32	244	16,540	3.24	222
One-to-four-family	224,967	16.64	1,349	194,343	14.65	1,288	163,655	21.16	1,004	124,009	20.48	947	102,921	20.13	770
Multi-family	91,975	6.80	987	49,125	3.71	491	44,451	5.75	489	37,527	6.20	375	22,223	4.35	211
Total real estate loans	636,130	47.05	6,191	541,617	40.84	5,761	440,074	56.90	4,770	331,950	54.83	3,547	272,524	53.30	2,874

Consumer loans
Indirect home improvement	210,578	15.58	2,583	167,793	12.65	2,220	130,176	16.83	1,807	107,759	17.80	1,404	103,064	20.16	1,157
Solar	44,038	3.26	490	44,433	3.35	511	41,049	5.31	567	36,503	6.03	407	29,226	5.72	299
Marine	67,179	4.97	663	57,822	4.36	586	35,397	4.58	405	28,549	4.71	229	23,851	4.66	192
Other consumer	2,038	0.15	30	2,012	0.15	34	2,046	0.26	35	1,915	0.32	42	2,181	0.43	33
Total consumer loans	323,833	23.96	3,766	272,060	20.51	3,351	208,668	26.98	2,814	174,726	28.86	2,082	158,322	30.97	1,681

Commercial business loans
Commercial and industrial	135,565	10.03	2,503	119,910	9.04	2,435	83,306	10.77	1,531	65,841	10.88	2,297	59,619	11.66	1,035
Warehouse lending	61,112	4.52	751	65,756	4.96	756	41,397	5.35	483	32,898	5.43	378	20,817	4.07	361
Total commercial business loans	196,677	14.55	3,254	185,666	14.00	3,191	124,703	16.12	2,014	98,739	16.31	2,675	80,436	15.73	1,396

Anchor Acquisition loans at fair value	195,253	14.44	15	326,895	24.65	—	—	—	—	—	—	—	—	—	—
Unallocated reserve	—	—	3	—	—	46	—	—	1,158	—	—	1,907	—	—	1,834
Total	$1,351,893	100.00%	$13,229	$1,326,238	100.00%	$12,349	$773,445	100.00%	$10,756	$605,415	100.00%	$10,211	$511,282	100.00%	$7,785

The following table sets forth an analysis of the allowance for loan losses at the dates and or the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance at beginning of year	$12,349	$10,756	$10,211	$7,785	$6,090
Charge-offs:
Real estate loans
Commercial	—	—	—	—	191
One-to-four-family	2	—	—	—	—
Home equity	3	4	65	65	57
Total real estate loans	5	4	65	65	248
Consumer loans
Indirect home improvement	787	701	652	822	1,265
Solar	63	198	129	50	92
Marine	122	35	23	81	63
Other consumer	68	2	28	49	46
Total consumer loans	1,040	936	832	1,002	1,466
Commercial business loans
Commercial and industrial	1,583	—	33	—	40
Total commercial business loans	1,583	—	33	—	40
Total charge-offs	2,628	940	930	1,067	1,754
Recoveries:
Real estate loans
Commercial	—	—	—	—	191
Home equity	10	20	35	68	33
One-to-four-family	1	22	—	48	—
Total real estate loans	11	42	35	116	224
Consumer loans
Indirect home improvement	489	804	610	780	870
Solar	34	104	1	—	—
Marine	56	17	27	29	33
Other consumer	38	22	42	81	56
Total consumer loans	617	947	680	890	959
Commercial business loans
Commercial and industrial	—	4	10	87	16
Total commercial business loans	—	4	10	87	16
Total recoveries	628	993	725	1,093	1,199

Net charge-offs (recoveries)	2,000	(53)	205	(26)	555
Additions charged to operations	2,880	1,540	750	2,400	2,250
Balance at end of year	$13,229	$12,349	$10,756	$10,211	$7,785
Net charge-offs to average loans outstanding	0.15%	—%	0.03%	—%	0.11%
Net charge-offs (recoveries) to average non-performing assets	51.24%	(1.90)%	23.10%	(3.00)%	76.55%
Allowance as a percentage of non-performing loans	436.17%	317.13%	1,035.23%	1,416.23%	765.49%
Allowance as a percentage of gross loans receivable (end of year)	0.98%	0.93%	1.39%	1.69%	1.52%

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

As a member of the FHLB of Des Moines, the Bank had $8.0 million in stock at December 31, 2019. For the year ended December 31, 2019, the Bank received $454,000 in dividends.

The table below sets forth information regarding the composition of the securities portfolio and other investments at the dates indicated. At December 31, 2019, the securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. agency securities	$8,986	$9,066	$16,052	$15,887	$9,077	$9,115
Corporate securities	10,525	10,570	7,074	6,865	7,113	7,026
Municipal bonds	20,516	21,120	14,446	14,194	12,720	12,786
Mortgage-backed securities	62,745	62,850	45,827	44,836	40,161	39,734
U.S. Small Business Administration securities	22,281	22,451	15,690	15,423	14,014	13,819
Total securities available-for-sale	$125,053	$126,057	$99,089	$97,205	$83,085	$82,480

The composition and contractual maturities of the investment portfolio at December 31 2019, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2019
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
Securities available-for-sale
U.S. agency securities	$—	—%	$996	2.69%	$3,997	3.00%	$3,993	2.69%	$8,986	2.83%	$9,066
Corporate securities	5,034	2.38	3,491	2.65	2,000	3.50	—	—	10,525	2.68	10,570
Municipal bonds	—	—	3,774	2.69	3,162	2.65	13,580	2.49	20,516	2.55	21,120
Mortgage-backed securities:
Federal National Mortgage Association	—	—	1,929	2.89	18,489	2.70	21,713	2.67	42,131	2.69	42,333
Federal Home Loan Mortgage Corporation	—	—	—	—	438	2.08	14,812	2.26	15,250	2.26	15,179
Government National Mortgage Association	—	—	—	—	—	—	5,364	2.65	5,364	2.65	5,338
U.S. Small Business Administration securities	—	—	1,546	2.78	11,500	2.62	9,235	2.36	22,281	2.52	22,451
Total securities available-for-sale	$5,034	2.38%	$11,736	2.72%	$39,586	2.74%	$68,697	2.52%	$125,053	2.60%	$126,057

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

The Company’s deposit composition reflects a mixture with certificates of deposit (including brokered) accounting for 39.6% of the total deposits at December 31, 2019, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company had $147.6 million of brokered deposits, or 10.6% of total deposits at December 31, 2019.  As a wholesale funding alternative, brokered deposits have competitive rates that are comparable to FHLB borrowings and local certificates of deposit.

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

The following table sets forth total deposit activities for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2019		2018		2017
Beginning balance	$1,274,219		$829,842		$712,593
Net deposits before interest credited	102,027	(1)(2)	437,056	(1)(2)	113,329	(1)
Interest credited	16,162		7,321		3,920
Ending balance	$1,392,408		$1,274,219		$829,842

Net increase in deposits	$118,189		$444,377		$117,249
Percent increase	9.28%		53.55%		16.45%

_______________________

(1)

On January 22, 2016, the Company purchased four retail bank branches from Bank of America, N.A (the “Branch Purchase”) and acquired approximately $186.4 million in deposits. At December 31, 2019, 2018, and 2017, approximately $117.1 million, $120.0 million, and $134.6 million of the acquired deposits, respectively, remained with the Bank. These branches also attracted new deposits. At December 31, 2019, they had an aggregated total of $290.2 million in deposits, including public funds.

(2)

On November 15, 2018, the Company completed the Anchor Acquisition and acquired approximately $357.9 million in deposits.  At December 31, 2019, approximately $299.0 million of the acquired deposits remained with the Bank.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs the Company offered at the dates indicated.

	December 31,
	2019		2018
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits
Noninterest-bearing checking	$260,131	18.68%	$221,107	17.35%
Interest-bearing checking	177,972	12.78	151,103	11.86
Savings	118,845	8.53	122,344	9.60
Money market	270,489	19.43	282,595	22.18
Escrow accounts related to mortgages serviced	13,471	0.97	13,425	1.05
Total transaction and savings deposits	840,908	60.39	790,574	62.04
Certificates
0.00 - 1.99%	297,118	21.34	188,049	14.76
2.00 - 3.99%	254,382	18.27	295,596	23.20
Total certificates	551,500	39.61	483,645	37.96
Total deposits	$1,392,408	100.00%	$1,274,219	100.00%

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2019.

	Rate
	0.00 -	2.00 -		Percent
(Dollars in thousands)	1.99%	3.99%	Total	of Total
Certificate accounts maturing in quarter ending:
March 31, 2020	$66,309	$57,357	$123,666	22.42%
June 30, 2020	33,185	35,241	68,426	12.41
September 30, 2020	64,584	54,634	119,218	21.62
December 31, 2020	34,684	11,792	46,476	8.43
March 31, 2021	19,285	184	19,469	3.53
June 30, 2021	11,388	13,397	24,785	4.49
September 30, 2021	18,641	15,873	34,514	6.26
December 31, 2021	10,858	13,934	24,792	4.50
March 31, 2022	3,176	8,157	11,333	2.05
June 30, 2022	1,419	16,138	17,557	3.18
September 30, 2022	9,450	4,278	13,728	2.49
December 31, 2022	10,202	5,152	15,354	2.78
Thereafter	13,937	18,245	32,182	5.84
Total	$297,118	$254,382	$551,500	100.00%
Percent of total	53.87%	46.13%	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2019. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
		Over	Over
	3 Months	3 to 6	6 to 12	Over
(In thousands)	or Less	Months	Months	12 Months	Total
Certificates of deposit of less than $100,000(1)	$68,565	$35,626	$70,962	$102,835	$277,988
Certificates of deposit of $100,000 to less than $250,000	32,278	24,120	62,421	62,583	181,402
Certificates of deposit of $250,000 and over	22,823	8,680	32,311	28,296	92,110
Total certificates of deposit	$123,666	$68,426	$165,694	$193,714	$551,500

__________________________

(1)	Includes $141.4 million of brokered deposits at December 31, 2019.

The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco (“Federal Reserve Bank”). Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. In efforts to minimize required reserves, 1st Security Bank of Washington utilizes deposit reclassification software that sweeps transaction account balances into non-transaction accounts for regulatory reporting purposes. As of December 31, 2019, $383.6 million of transactional account balances were swept to non-transaction accounts for regulatory reporting. At December 31, 2019, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded the reserve requirements.

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

As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of $477.2 million at December 31, 2019.  Outstanding advances from the FHLB of Des Moines totaled $84.9 million at December 31, 2019.

At December 31, 2019, the Bank had no other outstanding borrowings and $156.1 million additional short-term borrowing capacity with the Federal Reserve Bank. The Bank also had an aggregate of $71.0 million in unsecured Fed Funds lines of credit with other financial institutions of which none was outstanding at December 31, 2019.

On October 15, 2015 (the “Closing Date”), FS Bancorp, Inc. closed on a third-party loan commitment by the issuance of an unsecured subordinated term note in the aggregate principal amount of $10.0 million due October 1, 2025 (the “Subordinated Note”). The Subordinated Note bears interest at an annual interest rate of 6.50%, payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The Subordinated Note will mature on October 1, 2025 but may be prepaid at the Company’s option and with regulatory approval at any time on or after five years after the Closing Date or at any time upon certain events, such as a change in the regulatory capital treatment of the Subordinated Note or the interest on the Subordinated Note no longer being deductible by the Company for United States federal income tax purposes. The Company contributed $9.0 million of the proceeds from the Subordinated Note as additional capital to the Bank in the fourth quarter of 2015. See “Note 10 - Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The following tables set forth information regarding both long- and short-term borrowings.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Maximum balance:
Federal Home Loan Bank advances and Fed Funds	$186,401	$180,025	$70,419
Federal Reserve Bank	5,000	—	1,000
Fed Funds lines of credit	5,000	21,016	17,501
Subordinated note	10,000	10,000	10,000
Average balances:
Federal Home Loan Bank advances and Fed Funds	$93,653	$96,044	$25,635
Federal Reserve Bank	167	—	3
Fed Funds lines of credit	318	5,286	876
Subordinated note (excluding unamortized debt issuance cost)	10,000	10,000	10,000
Weighted average interest rate:
Federal Home Loan Bank advances and Fed Funds	2.61%	2.02%	1.26%
Federal Reserve Bank	2.96	—	1.75
Fed Funds lines of credit	2.09	1.93	1.30
Subordinated note (excluding unamortized debt issuance cost)	6.50	6.50	6.50

	At December 31,
(Dollars in thousands)	2019	2018	2017
Balance outstanding at end of year:
Federal Home Loan Bank advances	$84,864	$137,149	$7,529

Weighted average interest rate of:
Federal Home Loan Bank advances, at end of year	2.29%	2.38%	1.34%

Subsidiary and Other Activities

The Company has one active subsidiary, the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary at December 31, 2019.

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

The Company attracts deposits through the branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds, FinTech companies, and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, at June 30, 2019, 1st Security Bank of Washington’s share of aggregate deposits in the market area consisting of the eleven counties where the Company has branches was less than one percent.

Employees

At December 31, 2019, the Company had 452 full-time equivalent employees. Company employees are not represented by any collective bargaining group. The Company considers employee relations to be good.

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Executive Officers. The following table sets forth information with respect to the executive officers of the Company and the Bank.

Name	Age (1)	Position with FS Bancorp, Inc.	Position with 1st Security Bank of Washington
Joseph C. Adams	60	Director and	Director and
		Chief Executive Officer	Chief Executive Officer

Matthew D. Mullet	41	Chief Financial Officer,	Chief Financial Officer and Chief Operating Officer
		Treasurer and Secretary

Robert B. Fuller	60	Chief Credit Officer	Chief Credit Officer

Dennis V. O’Leary	52		Chief Lending Officer

Erin Burr	42		Executive Vice President, Chief Risk Officer and CRA Officer

Vickie Jarman	42		Executive Vice President, Chief Human Resources Officer/WOW! Officer

Donn C. Costa	58		Executive Vice President, Home Lending Production

Kelli B. Nielsen	48		Executive Vice President, Retail Banking and Marketing

___________________________

(1) At December 31, 2019.

Joseph C. Adams, age 60, is a director and has been the Chief Executive Officer of 1st Security Bank of Washington since July 2004. He joined 1st Security Bank of Washington in April 2003 as its Chief Financial Officer, when the Bank was Washington’s Credit Union. Mr. Adams also served as Supervisory Committee Chairperson from 1993 to 1999. Mr. Adams is a lawyer having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director, Regulatory Affairs. Mr. Adams received a Master’s Degree equivalent from the Pacific Coast Banking School. Mr. Adams’ legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank of Washington, bring a special knowledge of the financial, economic, and regulatory challenges faced by the Bank which makes him well suited to educate the Board on these matters.

Matthew D. Mullet, age 41, joined 1st Security Bank of Washington in July 2011 and was appointed Chief Financial Officer in September 2011 and Chief Operating Officer in January 2018. Mr. Mullet started his banking career in June 2000 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks, where he worked until October 2004. From October 2004 until August 2010, Mr. Mullet was employed at Golf Savings Bank, Mountlake Terrace, WA, where he served in several financial capacities, including as Chief Financial Officer from May 2007 until August 2010. In August 2010, Golf Savings Bank was merged with Sterling Savings Bank, where Mr. Mullet held the position as Senior Vice President of the Home Loan Division until resigning and commencing work at 1st Security Bank of Washington.

Robert B. Fuller, age 60, joined 1st Security Bank of Washington as Chief Credit Officer in September of 2013. Prior to his employment with the Bank, Mr. Fuller served as Chief Financial Officer/Chief Credit Officer for Blueprint

Capital, REIT in 2013, Chief Credit Officer for Core Business Bank during 2012, and Plaza Bank during 2011, and in credit administration at Golf Savings Bank/Sterling Bank during 2009 and 2010. Mr. Fuller also served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer for Golf Savings Bank from March 2001 to September 2006 and was a member of the integration team for the Golf sale to Sterling Savings Bank. Mr. Fuller started his banking career at US Bank of Washington’s mid-market production team and has over 30 years of banking experience.

Dennis V. O’Leary,  age 52, joined 1st Security Bank of Washington as Senior Vice President - Consumer, Small Business and Construction Lending in August 2011 and currently holds the position of Chief Lending Officer. Prior to his employment with the Bank, Mr. O’Leary previously was employed by Sterling Savings Bank from July 2006 until August 2011 as Senior Vice President and Puget Sound Regional Director of the residential construction lending division. Sterling Savings Bank acquired Golf Savings Bank in 2006 where Mr. O’Leary had served as Executive Vice President, Commercial Real Estate Lending, having previously served in various senior lending positions at Golf Savings Bank since June 1985.

Erin Burr, age 42, joined 1st Security Bank of Washington in January 2009 and became the Enterprise Risk Manager in 2012.  She was appointed Chief Risk Officer in April 2018.  Ms. Burr started her banking career in July 1999 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks where she worked until May 2006.  From May 2006 until December 2008, Ms. Burr served as senior underwriter for Builders Capital Mortgage.  Ms. Burr became the CRA Officer in January 2010.  As the Bank’s CRA Officer, she enjoys building relationships with non-profit groups that benefit the communities in which we serve.  As the Chief Risk Officer, she uses her regulatory background to help promote and build risk awareness culture throughout the Bank.

Vickie Jarman, age 42, has been a 1st Security Bank of Washington teammate since 2002.  Prior to becoming the Chief Human Resources Officer/WOW! Officer in April 2018, she worked in our indirect lending department.  In 2011, Ms. Jarman became the Director of WOW! and focused on corporate culture.  Since 2012, she has overseen Human Resources, Payroll, Benefits, and Recruiting, as well as continuing her work on corporate culture and core values.  Ms. Jarman ensures that as the organization evolves, core values continue to reflect the personal principles that all employees stand behind and are held accountable.

Donn C. Costa,  age 58, Executive Vice President, Home Lending, joined 1st Security Bank of Washington   in October 2011 as Senior Vice President, Home Lending. He previously held the position of Executive Vice President at Sterling Savings Bank, Mountlake Terrace, Washington after the merger with Golf Savings Bank in August 2009, and held the position of Executive Vice President at Golf Savings Bank, Mountlake Terrace, Washington since 2006. With more than 30 years of home lending experience, Mr. Costa began as a loan officer at Lomas and Nettleton Mortgage Company in Mountlake Terrace in 1986.

Kelli B. Nielsen, age 48, Executive Vice President, Retail Banking and Marketing, joined 1st Security Bank of Washington in June 2016. Prior to her employment at the Bank, she served as Senior Vice President of Retail Banking and Marketing at Sound Community Bank and prior to that, she was Vice President, Sales and Service Manager of Retail Banking at Cascade Bank and its acquirer Opus Bank. Ms. Nielsen has 28 years of experience in the banking industry and started her banking career at Seafirst Bank and Bank of America. She is a 2016 graduate of the American Bankers Association (“ABA”) Stonier Graduate School of Banking, a master’s equivalent program where she also received a leadership certificate from the Wharton Business School.  Additionally, Ms. Nielsen is a 2016-2020 Capstone Advisor to other third year students at Stonier.  She was named to the Advisory Board of the ABA Stonier Graduate School of Banking for the 2018-2020 term.

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

The laws and regulations affecting banks and bank holding companies have changed significantly, particularly in connection with the enactment of the Dodd-Frank Act. Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, as an institution with less than $10 billion in assets, 1st Security Bank of Washington is subject to federal consumer protection regulations issued by the CFPB while supervision and enforcement of its compliance with federal and state consumer financial protection laws and regulations is conducted by the FDIC and the DFI.

Many aspects of the Dodd-Frank Act are to be implemented under regulations promulgated by the federal banking agencies, some of which have not been completed and which in some instances will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on 1st Security Bank of Washington, FS Bancorp, and the financial services industry more generally.

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

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.

The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 to $3 billion.  The Federal Reserve made this change which became effective on August 30, 2018. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.

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

Federal and State Enforcement Authority and Actions. As part of its supervisory authority over Washington-chartered savings banks, the DFI may initiate enforcement proceedings to obtain a consent order to cease-and-desist against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions under its jurisdiction for similar reasons and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Both these agencies may also utilize less formal supervisory tools to address their concerns about the condition, operations or compliance status of a savings bank.

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

Insurance of Accounts and Regulation by the FDIC. Through the DIF, the FDIC insures deposit accounts in 1st Security Bank of Washington up to $250,000 per separately insured deposit ownership right or category. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended December 31, 2019, were $358,000.  During 2019, the premiums were reduced due to the application of small bank assessment credits in the amount of $320,000.  As of December 31, 2019, the Bank had a remaining balance of such credits of $26,000.

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

In addition to the assessment for deposit insurance, institutions have been required to make payments on bonds issued in the late 1980s by the Financing Corporation established in 1987 to recapitalize a predecessor deposit insurance fund. These assessments were discontinued in March 2019.

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

Prompt Corrective Action. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category generally depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, a leverage ratio capital measure, and certain other factors. The well capitalized category is described below in “Capital Requirements”. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered under- capitalized.

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

At December 31, 2019, 1st Security Bank of Washington was categorized as well capitalized under the prompt corrective action regulations of the FDIC. For additional information, see “Capital Requirements” below and “Note 15 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10‑K.

Capital Requirements. 1st Security Bank of Washington is subject to capital regulations adopted by the FDIC, which establish a required ratio for common equity Tier 1 (“CET1”) capital, minimum leverage and Tier 1 capital ratios, risk-weightings of certain assets for purposes of the risk-based capital ratios, an additional capital conservation buffer over the minimum capital ratios, and define what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) ; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, unless an institution elects to opt out of such inclusion, if eligible to do so.  We have elected to permanently opt-out of the inclusion of AOCI in our capital calculations. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

At December 31, 2019, 1st Security Bank of Washington met the requirements to be well capitalized and met the fully phased in capital conservation buffer requirement. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for well capitalized institutions. The Bank’s actual capital ratios at December 31, 2019 and 2018 are presented in the following tables:

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
	Ratio	Ratio	Ratio	Ratio
At December 31, 2019
Total risk-based capital
(to risk-weighted assets)	14.64%	8.00%	10.50%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	13.70%	6.00%	8.50%	8.00%
Tier 1 leverage capital
(to average assets)	11.56%	4.00%	N/A	5.00%
CET1 capital
(to risk-weighted assets)	13.70%	4.50%	7.00%	6.50%

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
	Ratio	Ratio	Ratio	Ratio
At December 31, 2018
Total risk-based capital
(to risk-weighted assets)	13.52%	8.00%	9.88%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	12.62%	6.00%	7.88%	8.00%
Tier 1 leverage capital
(to average assets)	10.67%	4.00%	N/A	5.00%
CET1 capital
(to risk-weighted assets)	12.62%	4.50%	6.38%	6.50%

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

Under the implementing regulations released on November 13, 2019 and effective on January 1, 2020, to be eligible to use the CBLR, a banking organization must not be an advanced approaches organization and must have (i) a leverage ratio of greater than 9%, (ii) total consolidated assets of less than $10 billion, (iii) total off-balance sheet exposures of 25% or less of total consolidated assets, and (iv) total trading assets plus trading liabilities of 5% or less of total consolidated assets, all as of the end of the most recent quarter. Banking organizations may first utilize the CBLR in their bank call report for the first quarter of 2020, i.e., as of March 31, 2020. We have not yet determined whether or not we will utilize the CBLR to meet our regulatory capital requirements.

The FASB has adopted a new accounting standard for U.S. GAAP that will be effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, requires a company to recognize credit losses expected over the life of certain financial assets. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL.  Implementation of CECL may reduce retained earnings, and affect other items in a manner that reduces its regulatory capital.

The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

For a complete description of the Bank’s required and actual capital levels on December 31, 2019, see “Note 15 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10‑K.

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

Federal Home Loan Bank System. The FHLB of Des Moines is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. The Federal Home Loan Banks are subject to the oversight of the Federal Housing Finance Agency and each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Banks are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Agency. All advances are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, members are required to purchase stock equal to 4.0% of advances. That stock may be redeemed if advances are paid down.  See “Business - Deposit Activities and Other Sources of Funds - Debt.” At December 31, 2019, 1st Security Bank of Washington had $8.0 million in FHLB of Des Moines stock, which was in compliance with this requirement.

The FHLB pays dividends quarterly, and 1st Security Bank of Washington received $454,000 in dividends during the year ended December 31, 2019.

The Federal Home Loan Banks continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of 1st Security Bank of Washington’s FHLB stock may result in a decrease in net income.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2019, 1st Security Bank of Washington’s aggregate recorded loan balances for construction, land development and land loans were 85.7% of regulatory capital. In addition, at December 31, 2019, 1st Security Bank of Washington’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 275.3% of regulatory capital.

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

Dividends. Dividends from 1st Security Bank of Washington constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank of Washington to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank of Washington may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank of Washington’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank of Washington, without the approval of the Director of the DFI. The Bank paid $3.9 million in dividends to the holding company in 2019.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. At December 31, 2019, 1st Security Bank of Washington’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. 1st Security Bank of Washington is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, 1st Security Bank of Washington is generally subject to supervision and enforcement by the FDIC and the DFI with respect to compliance with federal and state consumer financial protection laws and regulations.

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

As a bank holding company, FS Bancorp is required to file quarterly and annual reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

The Company’s regulatory capital amounts and ratios at December 31, 2019 are presented in the following table.

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At December 31, 2019
Total risk-based capital
(to risk-weighted assets)	$205,207	14.34%	$114,515	8.00%		$150,301	10.50%	$143,144	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$191,685	13.39%	$85,887	6.00%		$121,673	8.50%	$114,515	8.00%
Tier 1 leverage capital
(to average assets)	$191,685	11.30%	$67,877	4.00%	$	N/A	N/A	$84,846	5.00%
CET1 capital
(to risk-weighted assets)	$191,685	13.39%	$64,415	4.50%		$100,201	7.00%	$93,044	6.50%

For additional information, see “Note 15 - Regulatory Capital” of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

Interstate Banking. The Federal Reserve may approve an application of a bank holding company to acquire control of, or acquire all, or substantially all of the assets of a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state. Nor may the Federal Reserve approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

Restrictions on Dividends and Stock Repurchases. FS Bancorp’s ability to declare and pay dividends is subject to the Federal Reserve limits and Washington law, and may depend on its ability to receive dividends from 1st Security Bank of Washington.

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

FS Bancorp stock held by persons who are affiliates of FS Bancorp may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors, and principal shareholders. If FS Bancorp meets specified current public information requirements, each affiliate of FS Bancorp will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

The Dodd-Frank Act. The Dodd-Frank Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and implements new capital regulations that FS Bancorp and 1st Security Bank of Washington have and will become subject to and that are discussed above under the section entitled “Regulation of 1st Security Bank of Washington - Capital Requirements.”

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

TAXATION

Federal Taxation

General. FS Bancorp and 1st Security Bank of Washington are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank of Washington is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2016, and income tax returns have not been audited for the past seven years, 2013 to 2019.

FS Bancorp files a consolidated federal income tax return with 1st Security Bank of Washington. Accordingly, any cash distributions made by FS Bancorp to its shareholders would be considered to be taxable dividends and not as a non‑taxable return of capital to shareholders for federal and state tax purposes. For additional information, see “Note 12- Income Taxes” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

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

Our primary market areas are in the Puget Sound region of Washington and Kitsap, Clallam, Jefferson, Grays Harbor, Thurston, Lewis, and Benton counties. Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies, and inflation, all of which are beyond our control. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. A decline in the economies of the counties in which we operate could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.  The coronavirus outbreak may also have an adverse effect on our Company's customers directly or indirectly, including those engaged in international trade, travel and tourism. These effects could include disruptions or restrictions in customers' supply chains or employee productivity, closures of customer' facilities, decreases in demand for customers' products and services or in other economic activities. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries. If customers are adversely affected, or if the virus leads to a widespread health crisis that impacts U.S. economic growth, our condition and results of operations could be adversely affected.

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

Our consumer loans accounted for $326.2 million, or 24.1% of our total gross loan portfolio as of December 31, 2019, of which $210.7 million (64.6% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $67.2 million (20.6% of total consumer loans) consisted of marine loans secured by boats, $44.0 million (13.5% of total consumer loans) consisted of solar loans, and $4.3 million (1.3% of total consumer loans) consisted of other consumer loans, which includes personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for our loan losses, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.

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

Indirect home improvement, marine, and solar loans totaled $321.9 million, or 23.8% of our total gross loan portfolio at December 31, 2019, and are originated through a network of 155 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, and Arizona.  In addition, we rely on 10 dealers for a majority, or 62.3% of our loan volume so the loss of one of these dealers can have a significant effect on our loan origination volume. See “Item 1. Business - Lending Activities - Consumer Lending” and “- Asset Quality.”

Our business could suffer if we are unsuccessful in making, continuing, and growing relationships with home improvement contractors and dealers.

Our indirect home improvement lending, which is the largest component of our consumer loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of 155 active contractors and dealers with businesses located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona, with approximately 10 contractors/dealers responsible for more than half of this loan volume. Indirect home improvement and solar loans totaled $254.7 million, or 18.8% of our total gross loan portfolio, at December 31, 2019, reflecting approximately 18,000 loans with an average balance of approximately $14,000.

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

At December 31, 2019, our loan portfolio included $210.8 million of commercial real estate loans, including $149.5 million secured by non-owner occupied commercial real estate properties, and $133.9 million of multi-family real estate loans, or 25.5% of our total gross loan portfolio, compared to $309.4 million, or 23.3%, at December 31, 2018. We have been increasing and intend to continue to increase, subject to market demand, the origination of commercial and multi-family real estate loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.

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

At December 31, 2019, our commercial business loan portfolio included commercial and industrial loans of $140.5 million, or 10.4%, and warehouse lending of $61.1 million, or 4.5%, of our total gross loan portfolio compared to commercial and industrial loans of $138.7 million, or 10.5%, and warehouse lending of $65.8 million, or 5.0% at December 31, 2018.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Our commercial and industrial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable and collateral securing these loans may fluctuate in value.  This collateral may consist of equipment, inventory, accounts receivable, or other business assets.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid, and may fluctuate in value based on the specific type of business and equipment.  As a result, the availability of funds for the repayment of commercial and industrial business loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower. For additional information related to the risks of warehouse lending, see “Our residential mortgage warehouse lending and construction warehouse lending programs are subject to various risks that could adversely impact our results of operations and financial condition.”

We continue to focus on residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2019, construction and development loans totaled $179.7 million, or 13.3% of our total gross loan portfolio (excluding $95.0 million of unfunded construction loan commitments), of which $157.5 million were for residential real estate projects. This compares to construction and development loans of $247.3 million, or 18.7% of our total loan portfolio at December 31, 2018, or a decrease of 27.4% during the past year. In addition to these construction and development loans, the Company had six commercial note-secured lines of credit to residential construction re-lenders with combined commitments of $70.0 million, and an outstanding balance of $48.2 million at December 31, 2019. The underlying collateral risks associated with our commercial construction warehouse lines are similar to the risks related to our residential construction and development loans.

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

Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser’s borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.  At December 31, 2019, outstanding construction and development loans totaled $179.7 million of which $115.6 million was comprised of speculative one-to-four-family construction loans and $10.6 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2019 was $274.7 million. Loans on land under development or held for future construction pose additional risks because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. No real estate construction and development loans were non-performing at December 31, 2019. A material increase in our non-performing construction and development loans could have a material adverse effect on our financial condition and results of operation.

Our residential mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.

The Company has a residential mortgage warehouse lending program that focuses on four Pacific Northwest mortgage banking companies. Short-term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principal shareholder(s) of the mortgage banking company. Because these loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down our outstanding loan before being dispersed to the mortgage bank, interest rate fluctuation is also a key risk factor affecting repayment. At December 31, 2019, we had approved residential warehouse lending lines in varying amounts from $4.0 million to $8.0 million with each of the four companies, for an aggregate amount of $25.0 million. At December 31, 2019, there was $12.9 million in residential warehouse lines outstanding, compared to $4.4 million outstanding at December 31, 2018.

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

The underlying collateral risks associated with our residential mortgage warehouse lines are similar to the risks related to our one-to-four-family residential mortgage loans. Additionally, the impact of interest rates on our residential mortgage warehouse lending business is similar to the impact on our mortgage banking operations as discussed below under “Revenue from mortgage banking operations are sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.”

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

Based on factor (i) mentioned above, we have concluded that we have a concentration in commercial real estate lending because our total reported loans for construction, land development, and other land at December 31, 2019 represent 100% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Revenue from mortgage banking operations are sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.

Our mortgage banking operations provide a significant portion of our non-interest income.  We generate mortgage banking revenues primarily from gains on the sale of one-to-four-family mortgage loans.  The one-to-four-family mortgage loans are sold pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA, USDA Rural Housing, the FHLB, and non-Government Sponsored Enterprise (“GSE”) investors.  These entities account for a substantial portion of the secondary market in residential one-to-four-family mortgage loans.  Any future changes in the one-to-four-family programs, our eligibility to participate in these programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities, could, in turn, materially adversely affect our results of operations.  Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates.  In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income.  In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense, and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.  In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers.  If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

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

We maintain our allowance for loan losses at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio and market environment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review loans and our historical loss and delinquency experience and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additional provisions for loan losses to replenish the allowance for loan losses. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or otherwise require an increase in our provision for loan losses.

In addition, the FASB has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us for our first fiscal year after December 15, 2022. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.  For more on this new accounting standard, see “Note 1- Basis of Presentation and Summary” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

At December 31, 2019, $261.5 million, or 19.3% of our total loan portfolio was secured by first liens on one-to-four-family residential loans and our home equity lines of credit totaled $38.2 million, or 2.8% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which our loans are concentrated may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A decline in economic conditions or in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. In addition, residential loans with high combined loan-to-value ratios will be more sensitive to the fluctuation of property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not consider bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, including by Fannie Mae. Both Fannie Mae and Freddie Mac have recently announced that they will cease accepting adjustable rate mortgages tied to LIBOR by the end of 2020 and will soon begin accepting mortgages based on SOFR. Continued uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Our securities portfolio may be negatively impacted by fluctuations in market value, changes in the tax code, and interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments (“OTTI”) and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2019, we did not incur any other-than-temporary impairments on our securities portfolio.

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

If we suffer losses on our interest rate hedging derivatives, our business, financial condition and prospects may be negatively affected, and our net income will decline.

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  After steadily increasing the targeted federal funds rate in 2018 and 2017, the Federal Reserve decreased the targeted federal funds rate 25 basis points three times during 2019 to 1.50% - 1.75% at December 31, 2019, in response to some recent weakness in economic data and indicated possible further decreases, subject to economic conditions.  In a rare emergency move, the Federal Reserve Board further lowered the targeted federal funds rate in March, 2020, by a half-point to a range of 1% to 1.25% in response to the evolving risks the coronavirus outbreak poses to the economy. Future increases in the targeted federal funds rate, may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

A sustained increase in market interest rates could adversely affect our earnings.  As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in an increasing percentage of our deposits being comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At December 31, 2019, we had $357.8 million in certificates of deposit that mature within one year and $840.9 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Our net income can also be reduced by the impact that changes in interest rates can have on the fair value of our capitalized mortgage servicing rights (“MSRs”).  At December 31, 2019, we serviced $1.46 billion of loans sold to third parties, and the servicing rights associated with such loans had an amortized cost of $11.6 million and an estimated fair value, at that date, of $13.3 million. Because the estimated life and estimated income to be derived from servicing the underlying loans generally increase with rising interest rates and decrease with falling interest rates, the value of MSRs generally increases as interest rates rise and decreases as interest rates fall. For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings. Changes in interest rates also affect the value of our interest-earning assets and in particular, our investment securities portfolio.  Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” of this Form 10‑K.

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2019 and the test concluded that recorded goodwill was not impaired.  Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price.  Our evaluation of the fair value of goodwill involves a substantial amount of judgment.  If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations, or regulatory capital.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

At December 31, 2019, our non-performing assets (which consist of  non-accruing loans, accruing loans 90 days or more past due, other real estate owned (“OREO”), and other repossessed assets were $3.2 million, or 0.19% of total assets. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our income and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or loss. If we experience increases in nonperforming loans and nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations, as our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity. A significant increase in the level of nonperforming assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts and restructurings, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due, and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations, or financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” of this Form 10-K.

Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where we conduct our business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel.  Our ability to retain and grow our loans, deposits, and fee income depends upon the business generation capabilities, reputation, and relationship management skills of our lenders. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor, or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  At some point, we may need to raise additional capital or issue additional debt to support our growth or replenish future losses. Our ability to raise additional capital or issue additional debt depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market conditions, and governmental activities, and on our financial condition and performance. Such borrowings or additional capital, if sought, may not be available to us or, if available, may not be on favorable terms.

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

The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects.  At December 31, 2019, FS Bancorp, Inc. had $5.6 million in unrestricted cash to support dividend and debt payments.

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

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us.  Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions, and to protect data about us, our clients, and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services, or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures, or other disruptions. If any of our third-party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes, and practices that govern how data is acquired, validated, stored, protected, and processed. While we continuously update our policies, programs, processes, and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

As a bank, we  are susceptible to fraudulent activity that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation, and/or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2019, the Company had one headquarter office and one administrative office which are owned by the Company, one free-standing leased ATM, 21 full-service bank branches and five stand-alone loan production offices, with an aggregate net book value of $28.8 million. The headquarters is located in Mountlake Terrace, in Snohomish County, Washington. The administrative office is located in Aberdeen, in Grays Harbor County, Washington.  The 21 full-service bank branches are located in the following counties: three in Snohomish, two in King, two in Clallam, two in Jefferson, two in Pierce, five in Grays Harbor, two in Thurston, one in Lewis, and two in Kitsap County. Of these branch locations, 13 are owned and eight are leased facilities.  Our stand-alone home lending offices are located in Puyallup, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, and Everett, in Snohomish County in the Puget Sound region and in the Tri-Cities (Kennewick), in Benton County in Eastern Washington. The stand-alone loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  The Company’s leases have remaining lease terms of four months to eight years, some of which include options to extend the leases for up to five years.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are suitable for the Company’s needs. For additional information see “Note 6 - Premises and Equipment” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Company at December 31, 2019 was $821,000.  Management has a business continuity plan in place with respect to the data processing system, as well as the Company’s operations as a whole.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.”  At December 31, 2019, there were 4,459,041 shares of common stock issued and outstanding and approximately 240 shareholders of record based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers.

Common shares outstanding of 4,366,984 were calculated using shares outstanding at December 31, 2019, of 4,459,041, less 40,215 of unvested restricted stock shares, and 51,842 unallocated ESOP shares. Common shares of 4,371,294 were calculated using shares outstanding at December 31, 2018, of 4,492,478, less 43,421 of unvested restricted stock shares, and 77,763 unallocated ESOP shares.

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

Our cash dividend policy is reviewed by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods.  Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.  Management’s projections show an expectation that cash dividends will continue for the foreseeable future.

Issuer Purchases of Equity Securities.

On January 28, 2019, the Company announced that its Board of Directors authorized the repurchase of up to 225,000 shares of the Company’s common stock, or 5% of the Company’s outstanding shares authorized and outstanding at December 31, 2019, from time to time over a 12-month period until January 24, 2020, depending on market conditions and other factors. The following table summarizes common stock repurchases during the quarter ended December 31, 2019:

Maximum
			Total Number	Number of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan
October 1, 2019 - October 31, 2019	200	$56.23	200	125,616
November 1, 2019 - November 30, 2019	3,000	57.92	3,000	122,616
December 1, 2019 - December 31, 2019	—	—	—	—
Total for the quarter	3,200	$57.81	3,200	122,616

On January 28, 2020, the Company announced that its Board of Directors authorized the repurchase of up to 225,000 shares of the Company’s common stock, or 5% of the Company’s outstanding shares authorized and outstanding at December 31, 2019, from time to time over a 12-month period until January 28, 2021, depending on market conditions and other factors.

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ S&P 500 Index (U.S. Stock), SNL U.S. Bank NASDAQ Index, and the SNL Thrift Index. Total return assumes the reinvestment of all dividends and that the value of common stock and bank index was $100 on December 31, 2014.

Source: SNL Financial LC, Charlottesville, VA

Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
FS Bancorp, Inc.	100.00	144.16	202.12	309.76	245.77	370.25
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
SNL Bank $1B-$5B	100.00	111.94	161.04	171.69	150.42	182.85
SNL Thrift $1B-$5B	100.00	117.38	159.99	162.05	112.76	136.82

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

	At December 31,
(In thousands)	2019	2018	2017	2016	2015
Selected Financial Condition Data:
Total assets	$1,713,056	$1,621,644	$981,783	$827,926	$677,561
Loans receivable, net(1)	1,336,346	1,312,519	761,558	593,317	502,535
Loans held for sale, at fair value	69,699	51,195	53,463	52,553	44,925
Securities available-for-sale, at fair value	126,057	97,205	82,480	81,875	55,217
FHLB stock, at cost	8,045	9,887	2,871	2,719	4,551
Deposits	1,392,408	1,274,219	829,842	712,593	485,178
Borrowings	84,864	137,149	7,529	12,670	98,769
Subordinated note, net	9,885	9,865	9,845	9,825	9,805
Total stockholders’ equity	200,242	180,038	122,002	81,033	75,340

	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Selected Operations Data:
Total interest and dividend income	$89,625	$62,326	$46,181	$38,020	$31,707
Total interest expense	19,317	10,228	4,933	4,163	3,658
Net interest income	70,308	52,098	41,248	33,857	28,049
Provision for loan losses	2,880	1,540	750	2,400	2,250
Net interest income after provision for loan losses	67,428	50,558	40,498	31,457	25,799
Service charges and fee income	6,554	3,233	3,548	3,391	1,977
Bargain purchase gain	—	7,414	—	—	—
Gain on sale of loans	14,248	14,861	17,985	19,058	14,672
Loss on disposed fixed assets	(26)	(71)	—	—	—
Gain on sale of investment securities	32	171	380	146	76
Gain on sale of mortgage servicing rights	—	—	1,062	—	—
Earnings on cash surrender value of Bank Owned Life Insurance	872	413	274	282	216
Other noninterest income	1,355	829	825	692	652
Total noninterest income	23,035	26,850	24,074	23,569	17,593
Total noninterest expense	62,333	48,838	43,993	38,923	29,643
Income before provision for income taxes	28,130	28,570	20,579	16,103	13,749
Provision for income taxes	5,413	4,223	6,494	5,604	4,873
Net income	$22,717	$24,347	$14,085	$10,499	$8,876

___________________________

(1)	Net of allowances for loan losses, loans in process and deferred loan costs, fees, premiums, and discounts.

	At or For the
	Year Ended December 31,
Selected Financial Ratios and Other Data	2019		2018	2017	2016	2015
Performance ratios:
Return on assets (ratio of net income to average total assets)	1.38%		2.07%	1.53%	1.31%	1.52%
Return on equity (ratio of net income to average equity)	11.92		18.15	14.80	13.84	12.73
Yield on average interest-earning assets	5.77		5.52	5.21	4.97	5.67
Rate paid on average interest-bearing liabilities	1.64		1.22	0.76	0.74	0.83
Net interest rate spread	4.13		4.30	4.45	4.23	4.84
Net interest margin(1)	4.53		4.61	4.65	4.43	5.01
Operating expense to average total assets	3.78		4.16	4.76	4.87	5.07
Average interest-earning assets to average
interest-bearing liabilities	131.42		134.60	136.88	135.96	127.09
Efficiency ratio(2)	66.78		61.86	67.35	67.78	64.95
Margin on loans sold (3)	1.74		2.42	2.50	2.64	2.58
Asset quality ratios:
Non-performing assets to total assets at end of period(4)	0.19%		0.28%	0.11%	0.09%	0.15%
Non-performing loans to total gross loans(5)	0.22		0.29	0.13	0.12	0.20
Allowance for loan losses to non-performing loans(5)	436.17		317.13	1,035.23	1,416.23	765.49
Allowance for loan losses to gross loans receivable	0.98		0.93	1.39	1.69	1.52
Capital ratios:
Equity to total assets at end of period	11.69%		11.10%	12.43%	9.79%	11.12%
Average equity to average assets	11.55		11.42	10.30	9.49	11.94
Other data:
Number of full service offices	21		21	11	11	7
Full-time equivalent employees	452		424	326	306	239
Net income per common share:
Basic	$5.13		$6.58	$4.55	$3.63	$2.98
Diluted	$5.01		$6.29	$4.28	$3.51	$2.93
Book values:
Book value per common share	$45.85	(10)	$41.19 (9)	$34.47 (8)	$28.32 (7)	$25.18 (6)

____________________________

(1)	Net interest income divided by average interest-earning assets.
(2)	Total noninterest expense as a percentage of net interest income and total other noninterest income.
(3)	Cash margins on loans sold net of deferred fees/costs.
(4)	Non-performing assets consists of non-performing loans (which include non-accruing loans and accruing loans more than 90 days past due), foreclosed real estate and other repossessed assets.
(5)	Non-performing loans consists of non-accruing loans and accruing loans more than 90 days past due.
(6)

Book value per common share was calculated using shares outstanding of 3,242,120 at December 31, 2015, less 94,684 shares of restricted stock, and unallocated employee stock ownership plan (“ESOP”) shares of 155,526.

(7)	Book value per common share was calculated using shares outstanding of 3,242,120 at December 31, 2016, less 68,763 shares of restricted stock, and unallocated ESOP shares of 129,605.
(8)	Book value per common share was calculated using shares outstanding of 3,680,152 at December 31, 2017, less 36,842 shares of restricted stock, and unallocated ESOP shares of 103,684.
(9)	Book value per common share was calculated using shares outstanding of 4,492,478 at December 31, 2018, less 43,421 shares of restricted stock, and unallocated ESOP shares of 77,763.
(10)	Book value per common share was calculated using shares outstanding of 4,459,041 at December 31, 2019, less 40,215 shares of restricted stock, and unallocated ESOP shares of 51,842.

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

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities, and one loan production office located in the Tri-Cities, Washington. On November 15, 2018, the Company completed the Anchor Acquisition and acquired $361.6 million in loans, $357.9 million in deposits, and recorded a bargain purchase gain of $7.4 million based on financial information at that date. As a result of the Anchor Acquisition, Anchor’s shareholders received 725,518 shares of FS Bancorp common stock and $30.8 million in cash for total consideration paid of $64.6 million.  The Anchor Acquisition added nine full-service bank branches within the communities of Aberdeen, Centralia, Elma, Lacey, Montesano, Ocean Shores, Olympia, Puyallup, and Westport, Washington. The Anchor Acquisition expanded our Puget Sound-focused retail footprint and provided an opportunity to extend our unique brand of community banking into these communities. For additional details see “Note 2 - Business Combination” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Date.”

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans, including home improvement (“fixture secured”) loans, solar loans, marine lending, and commercial business loans, including warehouse lending credit lines.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy. At December 31, 2019, consumer loans represented 24.1% of the Company’s total gross loan portfolio, up from 20.8% at December 31, 2018, due in part to growth in indirect home improvement loans during the year ended December 31, 2019. In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, construction and development loans, including speculative residential construction loans, as well as commercial business loans, including commercial construction warehouse lines of credit to re-lenders, while growing the current size of the consumer loan portfolio. At December 31, 2019, real estate loans represented 61.0% of the Company’s total gross loan portfolio.

Recently, improvements in the economy, employment rates, and interest rates has resulted in higher volumes of refinances of one-to-four-family loans during 2019, and a surge in construction loans beginning in 2018 due to the lack of housing inventory.  We anticipate that residential construction and development lending will be a strong element of our total loan portfolio and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. Originations of construction and development loans increased to $246.6 million in 2019 from $205.6 million in 2018. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term. At December 31, 2019, outstanding construction and development loans totaled $179.7 million, or 13.3%, of the gross loan portfolio and consisted of loans for residential and commercial construction projects, primarily for vertical construction and $10.6 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2019, was $274.7 million as compared to $333.2 million at December 31, 2018.

Indirect home improvement lending is dependent on the Bank’s relationships with home improvement contractors and dealers. The Company funded $159.3 million, or approximately 7,800 loans during the year ended December 31, 2019, using its indirect home improvement contractor/dealer network located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona with ten contractor/dealers responsible for 62.3% of the funded loans dollar volume. See “Item 1A. Risk Factors - Our business could suffer if we are unsuccessful in making, continuing and growing relationships with home improvement contractors and dealers” of this Form 10‑K.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains/losses from sales of assets, operating expenses, and income taxes.

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

Allowance for Loan Loss (“ALLL”). The ALLL is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the ALLL. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although the Company believes that the best information available currently is used to establish the ALLL, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt the methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the ALLL in any given period. Management believes that its systematic methodology continues to be appropriate.

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

Derivative and Hedging Activity. Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” requires that derivatives of the Company be recorded in the consolidated financial statements at fair value. Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets. The Company’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, To-Be-Announced (“TBA”) mortgage backed securities trades and option contracts to mitigate the risk of the commitments to extend credit. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Income with offsets to other assets or other liabilities in the Consolidated Balance Sheets.

Fair Value. ASC 820, “Fair Value Measurements and Disclosures,” establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value.  Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).  See “Note 16 - Fair Value Measurement” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax assets and liabilities are temporary differences deductible or payable in future periods. The Company had no net deferred tax assets and net deferred tax liabilities of $2.0 million and $361,000 at December 31, 2019 and 2018, respectively.

The Company’s accounting policies are discussed in detail in “Note 1 - Basis of Presentation and Summary” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

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

Maintaining strong asset quality.   The Company believes that strong asset quality is a key to long-term financial success. The percentage of non-performing loans to total gross loans and the percentage of non-performing assets to total assets were 0.22% at December 31, 2019 and 0.29% at December 31, 2018.  The Company has actively managed the delinquent loans and non-performing assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Company also began emphasizing consumer loan originations to borrowers with higher credit scores, generally credit scores over 720 (although the policy allows us to go lower). Although the Company plans to place more emphasis on certain lending products, such as commercial and multi-family real estate loans, construction and development loans, including speculative residential construction loans, and commercial business loans, while growing the current size of the one-to-four-family residential mortgage loans and the consumer loan portfolios, the Company continues to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

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

Capturing customers’ full relationship. The Company offers a wide range of products and services that provide diversification of revenue sources and solidify the relationship with the Bank’s customers. The Company focuses on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. As part of the commercial lending process, cross-selling the entire business banking relationship, including deposit relationships and business banking products, such as online cash management, treasury management, wires, direct deposit, payment processing and remote deposit capture. The Company’s mortgage banking program also provides opportunities to cross-sell products to new customers.

Expanding the Company’s markets. In addition to deepening relationships with existing customers, the Company intends to expand business to new customers by leveraging the Company’s well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. The Company also intends to pursue expansion in other market areas through selective growth of the home lending network. As an example, through the Anchor Acquisition in the fourth quarter of 2018, the Company expanded its retail market area into the communities of Aberdeen, Centralia, Elma, Lacey, Montesano, Ocean Shores, Olympia, Puyallup, and Westport, Washington. See “Note 2 - Business Combination” of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Assets. Total assets increased $91.4 million, to $1.71 billion at December 31, 2019, from $1.62 billion at December 31, 2018, primarily the result of increases in securities available-for-sale of $28.9 million, loans receivable, net of $23.8 million, loans held for sale of $18.5 million, total cash and cash equivalents of $13.0 million, operating lease right-of-use asset of $5.0 million, other assets of $4.7 million, and servicing rights of $1.1 million, partially offset by decreases in FHLB stock of $1.8 million and certificates of deposit at other financial institutions of $1.2 million. The increase in assets was primarily funded by deposit growth.

Due to organic loan growth, loans receivable, net, increased $23.8 million, to $1.34 billion at December 31, 2019, from $1.31 billion at December 31, 2018. The increase in loans receivable, net was primarily a result of a $50.7 million increase in total consumer loans, including increases in indirect home improvement of $42.9 million and marine loans of $9.4 million, partially offset by decreases in other consumer loans of $1.1 million.  These consumer loan increases were offset by a $22.3 million decrease in total real estate loans, including a planned decrease in construction and development loans of $67.7 million and a decrease in home equity loans of $2.1 million, partially offset by increases in multi-family loans of $29.3 million, one-to-four-family loans of $12.1 million, and commercial real estate loans of $6.1 million. Total commercial business loans decreased $2.8 million, mostly due to a decrease in warehouse lending of $4.6 million, offset by a $1.8 million increase in commercial and industrial loans.  The increase in commercial and industrial loans was reduced by the sales of U.S. Department of Agriculture loans totaling $8.4 million, partially offset by purchases of $1.8 million during the year. The undisbursed portion of construction and development loans in process increased by $18.1 million to $95.0 million at December 31, 2019, as compared to $76.9 million at December 31, 2018.

Loans held for sale, consisting of one-to-four-family loans, increased by $18.5 million, or 36.1%, to $69.7 million at December 31, 2019, compared to $51.2 million for the prior year primarily due to increased loan production. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes.

One-to-four-family originations, including $804.6 million of loans held for sale, $76.3 million in portfolio loans including first and second liens, and $10.5 million of loans brokered to other institutions, increased $179.4 million, or 25.2% to $891.4 million during the year ended December 31, 2019, compared to $704.8 million for the prior year. Originations of one-to-four-family loans to purchase a home (purchase production) decreased by $3.2 million, or 0.6% with $554.8 million in loan purchase production closing during the year ended December 31, 2019, down from $558.0 million for the year ended December 31, 2018.  One-to-four-family loan originations for refinance (refinance production) increased $189.7 million, or 129.2% with $336.6 million in refinance production closing during the year ended December 31, 2019, up from $146.8 million for the year ended December 31, 2018.

The ALLL at December 31, 2019 was $13.2 million, or 0.98% of gross loans receivable, excluding loans held for sale, compared to $12.3 million, or 0.93% of gross loans receivable, excluding loans held for sale, at December 31, 2018.  In accordance with acquisition accounting, the ALLL does not include the recorded discount on loans acquired in the Anchor Acquisition of $2.7 million on $198.5 million of gross loans at December 31, 2019.  Substandard loans decreased $1.3 million, or 16.6%, to $6.7 million at December 31, 2019, compared to $8.0 million at December 31, 2018. The $1.3 million decrease in substandard loans was primarily due to the charge-offs of a commercial line of credit of $1.2 million and one commercial business relationship totaling $431,000. Non-performing loans, decreased $861,000, to $3.0 million at December 31, 2019, from $3.9 million at December 31, 2018.  At December 31, 2019, non-performing loans consisted of $1.3 million of residential real estate loans, $1.1 million of commercial real estate loans, $493,000 of consumer loans, and $190,000 of home equity loans.

Non-performing loans to total gross loans were 0.22% at December 31, 2019, compared to 0.29% at December 31, 2018. There were two OREO properties totaling $168,000 at December 31, 2019, as compared to two OREO properties totaling $689,000 at December 31, 2018. See “Item 1. Business - Lending Activities - Asset Quality” of this Form 10‑K for additional information regarding the Company’s non-performing loans.

Liabilities. Total liabilities increased $71.2 million, or 4.9%, to $1.51 billion at December 31, 2019, from $1.44 billion at December 31, 2018, primarily due to growth in deposits. Deposits increased $118.2 million, or 9.3% to $1.39 billion at December 31, 2019, from $1.27 billion at December 31, 2018. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $65.9 million, or 17.1%, to $451.6 million at December 31, 2019, from $385.6 million at December 31, 2018. Money market and savings accounts decreased $15.6 million, or 3.9%, to $389.3 million at December 31, 2019, from $404.9 million at December 31, 2018. Time deposits increased $67.9 million, or 14.0%, to $551.5 million at December 31, 2019, from $483.6 million at December 31, 2018. Non-retail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds increased $18.7 million, or 14.7%, to $146.2 million, at December 31, 2019, compared to $127.5 million at December 31, 2018. The year over year increase in non-retail CDs from $127.5 million at December 31, 2018, primarily reflects a $24.7 million increase in brokered CDs, primarily offset by a $9.0 million decrease in public funds.  Management remains focused on growth in lower cost relationship-based deposits to fund long-term asset growth.

At December 31, 2019, borrowings decreased $52.3 million to $84.9 million, from $137.1 million at December 31, 2018, primarily as a result of deposit growth and the use and repayments of FHLB advances in relation to our liquidity objectives.

Stockholders’ Equity. Total stockholders’ equity increased $20.2 million, or 11.2%, to $200.2 million at December 31, 2019, from $180.0 million at December 31, 2018.  The increase in stockholders’ equity was primarily due to net income of $22.7 million, and a decrease in accumulated other comprehensive loss to a gain, net of tax of $2.3 million, partially offset by common stock repurchases of $5.0 million and dividends paid of $2.9 million. The Company repurchased 102,384 shares of its common stock during the year ended December 31, 2019, at an average price of $48.69 per share.  At December 31, 2019, 347,616 shares remained available for repurchase pursuant to our January 2019 Share Repurchase Plan and January 2020 Share Repurchase Plan. Book value per common share was $45.85 at December 31, 2019, compared to $41.19 at December 31, 2018.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2019. Income and all average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2019			2018			2017
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned	Yield/	Balance	Earned	Yield/	Balance	Earned	Yield/
(Dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net and loans held for sale (1)	$1,361,616	$84,706	6.22%	$979,958	$58,616	5.98%	$749,179	$43,457	5.80%
Mortgage-backed securities	49,422	1,340	2.71	49,065	1,190	2.43	46,178	996	2.16
Investment securities	53,127	1,477	2.78	49,850	1,391	2.79	41,534	1,000	2.41
FHLB stock	8,500	454	5.34	7,143	379	5.31	3,617	112	3.10
Interest-bearing deposits at other financial institutions	79,749	1,648	2.07	42,923	750	1.75	45,913	616	1.34
Total interest-earning assets	1,552,414	89,625	5.77%	1,128,939	62,326	5.52%	886,421	46,181	5.21%

Interest-bearing liabilities:
Savings and money market	380,474	3,098	0.81%	310,913	2,055	0.66%	315,635	1,260	0.40%
Interest-bearing checking	181,852	1,414	0.78	124,714	227	0.18	88,060	128	0.15
Certificates of deposit	515,634	11,650	2.26	295,439	5,039	1.71	207,446	2,532	1.22
Borrowings	93,405	2,476	2.65	97,788	2,228	2.28	26,608	334	1.26
Subordinated note	9,874	679	6.88	9,855	679	6.89	9,834	679	6.90
Total interest-bearing liabilities	1,181,239	19,317	1.64%	838,709	10,228	1.22%	647,583	4,933	0.76%

Net interest income		$70,308			$52,098			$41,248
Net interest rate spread			4.13%			4.30%			4.45%
Net earning assets	$371,175			$290,230			$238,838
Net interest margin			4.53%			4.61%			4.65%
Average interest-earning assets to average interest-bearing liabilities	131.42%			134.60%			136.88%

____________________________

(1)	The average loans receivable, net balances include non-accruing loans.

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

	Year Ended December 31, 2019 vs. 2018			Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable, net and loans held for sale(1)	$22,828	$3,262	$26,090	$13,386	$1,773	$15,159
Mortgage-backed securities	8	142	150	62	132	194
Investment securities	92	(6)	86	200	191	391
FHLB stock	72	3	75	109	158	267
Interest-bearing deposits at other financial institutions	644	254	898	(40)	174	134
Total interest-earning assets	$23,644	$3,655	$27,299	$13,717	$2,428	$16,145

Interest-bearing liabilities:
Savings and money market	$459	$584	$1,043	$(19)	$814	$795
Interest-bearing checking	104	1,083	1,187	53	46	99
Certificates of deposit	3,755	2,856	6,611	1,074	1,433	2,507
Borrowings	(99)	347	248	894	1,000	1,894
Subordinated note	1	(1)	—	1	(1)	—
Total interest-bearing liabilities	$4,220	$4,869	$9,089	$2,003	$3,292	$5,295

Net change in net interest income			$18,210			$10,850

__________________________

(1)	The average loans receivable, net balances include non-accruing loans.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

General.  Net income for the year ended December 31, 2019, decreased $1.6 million, or 6.7%, to $22.7 million, from $24.3 million for the year ended December 31, 2018. The decrease in net income was primarily a result of a $13.5 million, or 27.6% increase in noninterest expense, a $9.1 million increase in interest expense, a $3.8 million decrease in noninterest income reflecting the absence of the nonrecurring $7.4 million bargain purchase gain in 2018, a $1.3 million increase in the provision for loan losses, and a $1.2 million increase in provision for income tax expense, partially offset by a $27.3 million, or 43.8% increase in interest income.

Net Interest Income.  Net interest income increased $18.2 million, or 35.0%, to $70.3 million for the year ended December 31, 2019, from $52.1 million for the year ended December 31, 2018. The increase in net interest income was primarily attributable to a $26.1 million, or 44.5% increase in interest income from loans receivable, including fees resulting from a $381.7 million increase in average loans receivable, net and loans held for sale over the last year, and a $1.2 million, or 32.6% increase in interest and dividends on investment securities, and cash and cash equivalents, partially offset by a $9.1 million or 88.9% increase in total interest expense.

The net interest margin (“NIM”) decreased eight basis points to 4.53% for the year ended December 31, 2019, from 4.61% for the same period last year. The decrease in NIM was primarily due to a shift from higher yielding construction loans to lower yielding multi-family loans, as well as lower interest rates for recently originated real estate loans. Primarily due to lower interest rates on construction and development loans that typically carry higher note rates than one-to-four-family loans, partially offset by incremental interest accretion on loans acquired in the Anchor Acquisition of 15 basis points as well as growth in lower yielding assets.  In general, the lower interest rates are primarily due to the decline in targeted fed funds rate and competition in the market place. The average cost of funds for total interest-bearing liabilities increased 42 basis points to 1.64% for the year ended December 31, 2019, from 1.22% for the year ended December 31, 2018.  This increase was predominantly due to increased competitive rates required to enable the growth in deposits.  Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income.  Interest income for the year ended December 31, 2019, increased $27.3 million, or 43.8%, to $89.6 million, from $62.3 million for the year ended December 31, 2018. The increase during the year was primarily attributable to an increase in the average balance of loans receivable, net and loans held for sale to $1.36 billion for the year ended December 31, 2019, compared to $980.0 million for the year ended December 31, 2018, and a 25 basis point increase in the average yield on interest-earning assets to 5.77% during the year ended December 31, 2019, from 5.52% for the prior year. The increase in average yield on interest-earning assets compared to the prior year primarily reflects the growth in the loan portfolio and the proportionally larger level of loans in the average interest-earning asset mix. The average yield on loans receivable, net and loans held for sale increased to 6.22% during the year ended December 31, 2019, from 5.98% for the prior year.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale (1)	$1,361,616	6.22%	$979,958	5.98%	$26,090
Mortgage-backed securities	49,422	2.71	49,065	2.43	150
Investment securities	53,127	2.78	49,850	2.79	86
FHLB stock	8,500	5.34	7,143	5.31	75
Interest-bearing deposits at other financial institutions	79,749	2.07	42,923	1.75	898
Total interest-earning assets	$1,552,414	5.77%	$1,128,939	5.52%	$27,299

___________________________

(1)	The average loans receivable, net balances include non-accruing loans.

Interest Expense.  Interest expense increased $9.1 million, or 88.9%, to $19.3 million for the year ended December 31, 2019, from $10.2 million for the prior year. The increase was primarily attributable to an increase in interest expense on deposits of $8.8 million, and an increase in interest on borrowings of $248,000. The average cost of funds for total interest-bearing liabilities increased 42 basis points to 1.64% for the year ended December 31, 2019, compared to 1.22% for the year ended December 31, 2018.  The average cost of interest-bearing deposits increased 54 basis points to 1.51% for the year ended December 31, 2019, compared to 0.97% for the year ended December 31, 2018, primarily reflecting increases in both the average balance and the cost of certificates of deposit due to rising interest rates over the last year.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Average		Average		Increase in
	Balance	Yield/	Balance	Yield/	Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$380,474	0.81%	$310,913	0.66%	$1,043
Interest-bearing checking	181,852	0.78	124,714	0.18	1,187
Certificates of deposit	515,634	2.26	295,439	1.71	6,611
Borrowings	93,405	2.65	97,788	2.28	248
Subordinated note	9,874	6.88	9,855	6.89	—
Total interest-bearing liabilities	$1,181,239	1.64%	$838,709	1.22%	$9,089

Provision for Loan Losses.  The provision for loan losses was $2.9 million for the year ended December 31, 2019, compared to $1.5 million for the year ended December 31, 2018. The increase in the provision was primarily due to loan growth and higher net charge-offs. During the year ended December 31, 2019, net charge-offs totaled $2.0 million compared to net recoveries of $53,000 during the year ended December 31, 2018.  The increase in charge-offs during the year ended December 31, 2019, was primarily due to the charge-off of a commercial line of credit of $1.2 million and one commercial business lending relationship totaling $431,000.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2019 and 2018:

	At or For the Year Ended December 31,
(Dollars in thousands)	2019	2018
Provision for loan losses	$2,880	$1,540
Net charge-offs (recoveries)	$2,000	$(53)
Allowance for loan losses	$13,229	$12,349
Allowance for loan losses as a percentage of total gross loans receivable at the end of the year	0.98%	0.93%
Non-accrual and 90 days or more past due loans	$3,033	$3,894
Allowance for loan losses as a percentage of non-performing loans at end of year	436.2%	317.1%
Non-accrual and 90 days or more past due loans as a percentage of gross loans receivable at the end of the year	0.22%	0.29%
Total gross loans	$1,351,893	$1,326,238

Management considers the allowance for loan losses at December 31, 2019, to be adequate to cover estimated losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income decreased $3.8 million, to $23.0 million for the year ended December 31, 2019, from $26.9 million for the year ended December 31, 2018. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31,		Increase/(Decrease)
(Dollars in thousands)	2019	2018	Amount	Percent
Service charges and fee income	$6,554	$3,233	$3,321	102.7%
Bargain purchase gain	—	7,414	(7,414)	(100.0)
Gain on sale of loans	14,248	14,861	(613)	(4.1)
Loss on disposed fixed assets	(26)	(71)	45	(63.4)
Gain on sale of investment securities	32	171	(139)	(81.3)
Earnings on cash surrender value of BOLI	872	413	459	111.1
Other noninterest income	1,355	829	526	63.4
Total noninterest income	$23,035	$26,850	$(3,815)	(14.2)%

Excluding the bargain purchase gain, the year over year increases included $3.3 million in service charges and fee income, driven by the loans acquired in the Anchor Acquisition and organic loan growth, $526,000 in other noninterest income, and $459,000 in earnings on the cash surrender value of BOLI, partially offset by a decrease of $613,000 in gain on sale of loans. The increase in other noninterest income was primarily due to increases in collection fees and fees related to the Anchor Acquisition. The decrease in the gain on sale of loans was primarily due to lower sale margins attributable to competition in the markets we serve and increased costs to originate loans impacted by increased home values. During the year ended December 31, 2019, the Company originated $891.4 million of one-to-four-family mortgages during 2019 and sold $785.4 million to secondary mortgage market investors, compared to sales of $637.7 million during the year ended December 31, 2018.

Noninterest Expense.  Noninterest expense increased $13.5 million, to $62.3 million for the year ended December 31, 2019, compared to $48.8 million for the year ended December 31, 2018. The following table provides an analysis of the changes in the components of noninterest expense:

	Year Ended December 31,		Increase/(Decrease)
(Dollars in thousands)	2019	2018	Amount	Percent
Salaries and benefits	$33,816	$28,538	$5,278	18.5%
Operations	9,722	6,709	3,013	44.9
Occupancy	4,640	3,042	1,598	52.5
Data processing	4,972	2,870	2,102	73.2
Gain on sale of OREO	(138)	—	(138)	(100.0)
OREO expenses	13	2	11	550.0
Loan costs	3,238	2,801	437	15.6
Professional and board fees	2,426	1,872	554	29.6
FDIC insurance	358	517	(159)	(30.8)
Marketing and advertising	678	747	(69)	(9.2)
Acquisition costs	1,756	1,389	367	26.4
Amortization of core deposit intangible	760	351	409	116.5
Impairment of servicing rights	92	—	92	100.0
Total noninterest expense	$62,333	$48,838	$13,495	27.6%

Noninterest expense increased during the year primarily as a result of the full year impact of the Anchor Acquisition and growth in our operations with increases of $5.3 million in salaries and benefits, including an increase of $1.9 million in incentives and commissions, primarily due to loan production growth, $3.0 million in operations, $2.1 million in data processing, and $1.6 million in occupancy expense.  Acquisition costs were $1.8 million for the year ended December 31, 2019, compared to $1.4 million for last year, primarily due to the integration of the Anchor Bank core processing platform.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, was 66.8% for the year ended December 31, 2019, compared to 61.9% for the year ended December 31, 2018. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate income. These two years were unique with the $7.4 million bargain purchase gain in the prior year which drove a stronger efficiency ratio in 2018, compared to no bargain purchase gain and greater expenses related to the Anchor Bank Acquisition in 2019.

Provision for Income Tax.  During the year ended December 31, 2019, the Company recorded a provision for income tax expense of $5.4 million compared to $4.2 million for the year ended December 31, 2018. There was a net deferred tax liability of $2.0 million and $361,000 at December 31, 2019 and 2018, respectively. The effective tax rate for the year ended December 31, 2019 was 19.2%, compared to 14.8% for the year ended December 31, 2018.  The 4.4% increase in the rate primarily relates to the tax benefit from the bargain purchase gain recognized in 2018.  For additional information regarding income taxes, see “Note 12 - Income Taxes” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

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

The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, reprice more rapidly or at different rates than the interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on the Company’s results of operations, the Company has adopted an asset and liability management policy. The Board of Directors sets the asset and liability management policy for the Bank, which is implemented by the asset/liability committee (“ALCO”), an internal management committee. The board-level oversight for ALCO is performed by the audit committee of the Board of Directors.

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

The table presented below, as of December 31, 2019, is an analysis prepared for 1st Security Bank of Washington by a third party consultant utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. No rates in the model are allowed to go below zero. Given that the current targeted Fed Funds rate is a range of 1.00% to 1.25%, a 200 or 300 basis point reduction in rates is not reported.  The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur.  The table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2019.

Change in	December 31, 2019
Interest	Net Interest Income
Rates in Basis Points	Amount	Change	Change
	(Dollars in thousands)
300bp	$69,456	$(1,448)	(2.04)%
200bp	70,413	(490)	(0.69)
100bp	70,821	(82)	(0.12)
0bp	70,903	—	—
(100)bp	71,692	789	1.11

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

At December 31, 2019, the Bank’s total borrowing capacity was $477.2 million with the FHLB of Des Moines, with unused borrowing capacity of $386.5 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At December 31, 2019, the Bank held approximately $646.1 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $156.1 million, and a combined credit limit of $71.0 million in written federal funds lines of credit through correspondent banking relationships as of December 31, 2019. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal Reserve Bank line of credit. At December 31, 2019, the Bank held approximately $318.8 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At December 31, 2019, $84.9 million in FHLB advances were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the federal funds lines of credit. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $279.6 million as of December 31, 2019. Total brokered deposits at December 31, 2019 were $147.6 million, or 10.6% of total deposits. Management utilizes brokered deposits to mitigate interest rate risk exposure where appropriate.

Liquidity management is both a daily and long-term function of Company management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2019, the approved outstanding loan commitments, including unused lines of credit, amounted to $312.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2019, totaled $357.8 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing deposit relationships will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2019, FS Bancorp, Inc. had $5.6 million in unrestricted cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see “Note 13 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

A summary of off-balance sheet commitments to extend credit at December 31, 2019 was as follows:

(In thousands)
Off-balance sheet loan commitments:
Real estate secured (1)	$135,597
Commercial business loans	106,619
Home equity loans and lines of credit	47,880
Consumer loans	22,176
Total commitments to extend credit	$312,272

__________________________

(1)	Includes held for sale interest rate lock commitments.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2019, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at December 31, 2019, the Bank was considered to be well capitalized. At December 31, 2019, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 (“CET1”) capital ratios of 11.6%, 13.7%, 14.6%, and 13.7%, respectively. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in “Note 15 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2019, FS Bancorp would have exceeded all regulatory capital requirements.

The following table compares 1st Security Bank of Washington’s actual capital amounts at December 31, 2019, to its minimum regulatory capital requirements at that date:

							To be Well Capitalized
							Under Prompt
			For Capital		For Capital Adequacy		Corrective
	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total risk-based capital
(to risk-weighted assets)	$209,535	14.64%	$114,502	8.00%	$150,283	10.50%	$143,127	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$196,013	13.70%	$85,876	6.00%	$121,658	8.50%	$114,502	8.00%
Tier 1 leverage capital
(to average assets)	$196,013	11.56%	$67,808	4.00%	N/A	N/A	$84,761	5.00%
CET1 capital
(to risk-weighted assets)	$196,013	13.70%	$64,407	4.50%	$100,189	7.00%	$93,033	6.50%

Recent Accounting Pronouncements

For a discussion of recent accounting standards, please see “Note 1- Basis of Presentation and Summary” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

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

To the Shareholders and the Board of Directors of

FS Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

March 16, 2020

We have served as the Company’s auditor since 2006.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(In thousands, except share data)

	December 31,	December 31,
ASSETS	2019	2018
Cash and due from banks	$13,175	$9,408
Interest-bearing deposits at other financial institutions	32,603	23,371
Total cash and cash equivalents	45,778	32,779
Certificates of deposit at other financial institutions	20,902	22,074
Securities available-for-sale, at fair value	126,057	97,205
Loans held for sale, at fair value	69,699	51,195
Loans receivable, net	1,336,346	1,312,519
Accrued interest receivable	5,908	5,761
Premises and equipment, net	28,770	29,110
Operating lease right-of-use (“ROU”) assets	5,016	—
Federal Home Loan Bank (“FHLB”) stock, at cost	8,045	9,887
Other real estate owned (“OREO”)	168	689
Bank owned life insurance (“BOLI”), net	35,356	34,485
Servicing rights, held at the lower of cost or fair value	11,560	10,429
Goodwill	2,312	2,312
Core deposit intangible, net	5,457	6,217
Other assets	11,682	6,982
TOTAL ASSETS	$1,713,056	$1,621,644
LIABILITIES
Deposits:
Noninterest-bearing accounts	$273,602	$234,532
Interest-bearing accounts	1,118,806	1,039,687
Total deposits	1,392,408	1,274,219
Borrowings	84,864	137,149
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(115)	(135)
Total subordinated note less unamortized debt issuance costs	9,885	9,865
Operating lease liabilities	5,214	—
Deferred tax liability, net	1,971	361
Other liabilities	18,472	20,012
Total liabilities	1,512,814	1,441,606
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 4,459,041 and 4,492,478 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	44	45
Additional paid-in capital	89,268	91,466
Retained earnings	110,715	90,854
Accumulated other comprehensive income (loss), net of tax	788	(1,479)
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(573)	(848)
Total stockholders’ equity	200,242	180,038
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,713,056	$1,621,644

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

(In thousands, except earnings per share data)

_________________________________________________________________________________________________________________________

	Year Ended
	December 31,
	2019	2018
INTEREST INCOME
Loans receivable, including fees	$84,706	$58,616
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	4,919	3,710
Total interest and dividend income	89,625	62,326
INTEREST EXPENSE
Deposits	16,162	7,321
Borrowings	2,476	2,228
Subordinated note	679	679
Total interest expense	19,317	10,228
NET INTEREST INCOME	70,308	52,098
PROVISION FOR LOAN LOSSES	2,880	1,540
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,428	50,558
NONINTEREST INCOME
Service charges and fee income	6,554	3,233
Bargain purchase gain	—	7,414
Gain on sale of loans	14,248	14,861
Loss on disposed fixed assets	(26)	(71)
Gain on sale of investment securities	32	171
Earnings on cash surrender value of BOLI	872	413
Other noninterest income	1,355	829
Total noninterest income	23,035	26,850
NONINTEREST EXPENSE
Salaries and benefits	33,816	28,538
Operations	9,722	6,709
Occupancy	4,640	3,042
Data processing	4,972	2,870
Gain on sale of OREO	(138)	—
OREO expenses	13	2
Loan costs	3,238	2,801
Professional and board fees	2,426	1,872
Federal Deposit Insurance Corporation (“FDIC”) insurance	358	517
Marketing and advertising	678	747
Acquisition costs	1,756	1,389
Amortization of core deposit intangible	760	351
Impairment of servicing rights	92	—
Total noninterest expense	62,333	48,838
INCOME BEFORE PROVISION FOR INCOME TAXES	28,130	28,570
PROVISION FOR INCOME TAXES	5,413	4,223
NET INCOME	$22,717	$24,347
Basic earnings per share	$5.13	$6.58
Diluted earnings per share	$5.01	$6.29

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

(In thousands)

	Year Ended
	December 31,
	2019	2018
Net Income	$22,717	$24,347
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gain (loss) during year	2,920	(1,108)
Income tax (provision) benefit related to unrealized holding gain (loss)	(628)	238
Reclassification adjustment for realized gains, net included in net income	(32)	(171)
Income tax provision related to reclassification for realized gains, net	7	37
Other comprehensive income (loss), net of tax	2,267	(1,004)
COMPREHENSIVE INCOME	$24,984	$23,343

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

(In thousands, except share data)

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2018	3,680,152	$37	$55,135	$68,422	$(475)	$(1,117)	$122,002
Net income	—	$—	—	24,347	—	—	$24,347
Dividends paid ($0.53 per share)	—	$—	—	(1,915)	—	—	$(1,915)
Share-based compensation	—	$—	767	—	—	—	$767
Restricted stock awards	25,000	$—	—	—	—	—	$—
Common stock issued	725,518	$7	33,759	—	—	—	$33,766
Common stock repurchased for employee/director taxes paid on restricted stock awards	(4,325)	$—	(251)	—	—	—	$(251)
Stock options exercised	66,133	$1	1,116	—	—	—	$1,117
Other comprehensive loss, net of tax	—	$—	—	—	(1,004)	—	$(1,004)
ESOP shares allocated	—	$—	940	—	—	269	$1,209
BALANCE, December 31, 2018	4,492,478	$45	$91,466	$90,854	$(1,479)	$(848)	$180,038

BALANCE, January 1, 2019	4,492,478	$45	$91,466	$90,854	$(1,479)	$(848)	$180,038
Net income	—	$—	—	22,717	—	—	$22,717
Dividends paid ($0.65 per share)	—	$—	—	(2,856)	—	—	$(2,856)
Share-based compensation	—	$—	869	—	—	—	$869
Restricted stock awards	20,215	$—	—	—	—	—	$—
Common stock repurchased - repurchase plan	(102,384)	$(1)	(4,799)	—	—	—	$(4,800)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(4,037)	$—	(204)	—	—	—	$(204)
Stock options exercised	52,769	$—	705	—	—	—	$705
Other comprehensive income, net of tax	—	$—	—	—	2,267	—	$2,267
ESOP shares allocated	—	$—	1,231	—	—	275	$1,506
BALANCE, December 31, 2019	4,459,041	$44	$89,268	$110,715	$788	$(573)	$200,242

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,717	$24,347
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,880	1,540
Depreciation, amortization and accretion	12,003	5,263
Compensation expense related to stock options and restricted stock awards	869	767
ESOP compensation expense for allocated shares	1,506	1,209
Provision for deferred income taxes	988	768
Increase in cash surrender value of BOLI	(872)	(413)
Bargain purchase gain	—	(7,414)
Gain on sale of loans held for sale	(14,126)	(14,654)
Gain on sale of portfolio loans	(122)	(207)
Gain on sale of investment securities	(32)	(171)
Loss on disposed fixed assets	26	71
Origination of loans held for sale	(804,619)	(619,632)
Proceeds from sale of loans held for sale	795,184	631,309
Impairment of servicing rights	92	—
Gain on sale of OREO	(138)	—
Changes in operating assets and liabilities
Accrued interest receivable	(147)	(2,156)
Other assets	(4,589)	2,862
Other liabilities	(2,443)	(2,052)
Net cash from operating activities	9,177	21,437
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	10,554	24,312
Maturities, prepayments, and calls	24,293	10,243
Purchases	(61,282)	(31,309)
Maturities of certificates of deposit at other financial institutions	3,650	992
Purchase of certificates of deposit at other financial institutions	(2,480)	(4,960)
Loan originations and principal collections, net	(36,904)	(190,125)
Purchase of portfolio loans	(1,799)	(24,007)
Proceeds from sale of portfolio loans	8,487	17,952
Proceeds from sale of OREO, net	901	—
Purchase of premises and equipment, net	(2,463)	(3,796)
Purchase of BOLI	—	(3,000)
Change in FHLB stock, net	1,842	(7,016)
Net cash acquired from Anchor Acquisition	—	23,753
Net cash used by investing activities	(55,201)	(186,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	118,714	87,566
Proceeds from borrowings	401,447	917,239
Repayments of borrowings	(453,983)	(824,368)
Dividends paid on common stock	(2,856)	(1,915)
Proceeds from stock options exercised	705	1,117
Common stock repurchased for employee/director taxes paid on restricted stock awards	(204)	(251)
Common stock repurchased	(4,800)	—
Net cash from financing activities	59,023	179,388
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,999	13,864

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018 (Continued)

CASH AND CASH EQUIVALENTS, beginning of year	32,779	18,915
CASH AND CASH EQUIVALENTS, end of year	$45,778	$32,779

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$18,709	$10,098
Income taxes	4,351	2,902
Anchor acquisition:
Assets acquired, excluding cash acquired	—	420,305
Liabilities assumed	—	402,878

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on investment securities, net	$2,888	$(1,279)
Property taken in settlement of loans	312	—
Retention of gross mortgage servicing rights from loan sales	5,400	5,971
Additional paid-in-capital from common stock issued	—	33,766
Right-of-use assets in exchange for lease liabilities	6,232	—

See accompanying notes to these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -  FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 21 full-service bank branches, a headquarters that accepts deposits, and seven home loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, Clallam, Grays Harbor, Thurston, and Lewis counties, and one home loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals.  The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

Segment Reporting - The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses.  The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment.  This process is dynamic and is based on management’s view of the Company’s operations.  See “Note 20 - Business Segments.”

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2019 for potential recognition or disclosure.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco (“FRB”) and have an original maturity of 90 days or less at the time of purchase. At times, cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  At December 31, 2019 and 2018, the Company had $8.6 million and $25,000, respectively, of cash and due from banks and interest-bearing deposits at other financial institutions in excess of FDIC insured limits.

Securities Available-for-Sale - Securities available-for-sale consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the

Company’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in results of operations. Amortization of premiums and accretion of discounts are recognized as adjustments to yield over the contractual lives of the related securities with the exception of premiums for non-contingently callable debt securities which are amortized to the earliest call date, rather than the contractual maturity date.

Unrealized holding gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of equity entitled accumulated other comprehensive income (loss). Unrealized losses that are deemed to be other than temporary are reflected in results of operations. Any declines in the values of these securities that are considered to be other-than-temporary-impairment (“OTTI”) and credit-related are recognized in earnings. Noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The review for OTTI is conducted on an ongoing basis and takes into account the severity and duration of the impairment, recent events specific to the issuer or industry, fair value in relationship to cost, extent and nature of change in fair value, creditworthiness of the issuer including external credit ratings and recent downgrades, trends and volatility of earnings, current analysts’ evaluations, and other key measures. In addition, the Company does not intend to sell the securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis. In doing this, we take into account our balance sheet management strategy and consideration of current and future market conditions. Dividends and interest income are recognized when earned.

Federal Home Loan Bank Stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain an investment in capital stock of the FHLB in an amount of $1.9 million and 4.0% of advances from the FHLB. The Bank’s required minimum level of investment in FHLB stock is based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2019 and 2018, the Bank’s minimum level of investment requirement in FHLB stock was $8.0 million and $9.9 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at December 31, 2019 and 2018.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at December 31, 2019 and 2018, respectively.

Loans Held for Sale - The Bank records all mortgage loans held-for-sale at fair value. Fair value is determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Gains and losses on fair value changes of loans held for sale are recorded in the gain on sale of loans component of non-interest income.  Origination fees and costs are recognized in earnings at the time of origination. Mortgage loans held for sale are sold with the mortgage service rights either released or retained by the Bank. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. All sales are made with limited recourse against the Company.

Other Real Estate Owned - Other real estate owned (“OREO”) consists of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at fair value less selling costs, with the initial charge made to the allowance for loan losses. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

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

Impaired Loans - A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured on a loan by loan basis based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows. Regular credit reviews of the portfolio also identify loans that are considered potentially impaired except for the smaller groups of homogeneous consumer loans.

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

Allowance for Loan Losses (“ALLL”) - The ALLL is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off and increased by provisions charged to earnings and recoveries on loans previously charged-off. The allowance is based on management’s periodic, and systematic evaluation of factors underlying the quality of the loan portfolio including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic and other conditions. The appropriateness of the ALLL is estimated based on these factors and trends identified by management at the time the financial statements are prepared.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged-off against the ALLL. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

A provision for loan losses is charged against income and added to the ALLL based on regular assessment of the loan portfolio. The ALLL is allocated to certain loan categories based on the relative risk characteristics, asset classifications, and actual loss experience within the loan portfolio. Although management has allocated the ALLL to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided for in the financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Premises and Equipment, Net - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation include building and building improvements from 25 to 40 years and furniture, fixtures, and equipment from 3 to 10 years. Leasehold and tenant improvements are amortized using the straight-line method over the lesser of useful life or the life of the related lease. Gains or losses on dispositions are reflected in Consolidated Statements of Income.

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

Servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are stated separately on the Consolidated Balance Sheets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Comprehensive Income (Loss) - Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses on securities available-for-sale, net of tax recorded directly to equity.

Financial Instruments - In the ordinary course of business, the Company has entered into agreements for off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Restricted Assets - Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2019 and 2018 were $0.0 and $17.4 million, respectively, included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Marketing and Advertising Costs - The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $678,000 and $747,000 for the years ended December 31, 2019 and 2018, respectively.

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

Goodwill - Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Goodwill was not recorded until the first quarter of 2016 in recognition of the four retail branches purchased from Bank of America on January 22, 2016. The Company completes its annual review of goodwill during the fourth quarter of each fiscal year.  An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed.  The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount.  If the fair value exceeds the carrying amount then goodwill is not considered impaired.  If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. There was no goodwill impairment at December 31, 2019 or 2018.

Business Combinations - The Company accounts for business combinations using the acquisition method of accounting.  The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.  In the event that the fair value of net assets acquired exceeds the purchase price, including fair value of liabilities assumed, a bargain purchase gain is recorded on that acquisition. Under this method, all identifiable assets acquired, including purchased loans, and liabilities assumed are recorded at fair value.  The Company typically issues common stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement.  The value of shares of common stock issued is determined based on the market price of the stock as of the closing of the acquisition.

Acquired Loans - Acquired loans are recorded at their initial fair value and adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and additional provisioning that may be required.

Application of New Accounting Guidance in 2019

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Topic 842). ASU No. 2016‑02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and an ROU asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis.  In July 2018, the FASB issued ASU No, 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  These ASUs contain clarifications to ASU 2016-02, including providing a new transition method in addition to the existing transition method contained in ASU No. 2016-02 to allow entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  These amendments have the same effective date as ASU 2016-02.  In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements. The amendment in this ASU that is applicable to the Company clarifies interim disclosure requirements that allow omission of required transition disclosures. For financial reporting purposes, the Company applied the modified retrospective transition approach and elected to apply the transition option included in ASU 2018-11 on the effective date, January 1, 2019, which eliminates the requirement for reporting comparative periods presented in the financial statements prior to that date.

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

The adoption of this ASU on January 1, 2019 created ROU assets of $5.1 million and operating lease liabilities of $5.2 million, and the related impact to the Company’s first quarter 2019 Consolidated Balance Sheet was approximately 0.3% of total assets.  Additional disclosures required by the ASU have been included in “Note 7 - Leases.”

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-10, and ASU 2019-11. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the recognition and measurement of all current expected credit losses (“CECL”) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of CECL. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU and associated amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, after the October 16, 2019 FASB board decision to approve extending the adoption date for certain registrants, including the Company. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has selected a third-party vendor to assist in the implementation of this new ASU and has run parallel computations with the current GAAP incurred loss model.  As part of the implementation, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments.  The Company anticipates continuing to run parallel computations as it continues to evaluate the impact of adoption of the new standard. Once adopted, the Company anticipates the ALLL to increase through a one‑time adjustment to retained earnings, however, until the evaluation is complete the magnitude of the potential increase will be unknown.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various FASB Transition Resource Group meetings. Early adoption is permitted. The Company plans to adopt Topic 326 of this ASU, in conjunction with ASU No. 2016-13, on January 1, 2023.  The adoption of Topic 815 and Topic 825 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies.  Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes.  ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.  The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendments also improve consistent application or and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

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

The Anchor Acquisition was accounted for under the acquisition method of accounting and accordingly, the assets and liabilities were recorded at their fair values on November 15, 2018, the date of acquisition. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. For the years ended December 31, 2019 and 2018, there were no refinements to the fair value of these assets acquired and liabilities assumed.

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

Explanation of Fair Value Adjustments

(1) The fair value discount for acquired loans from Anchor was $5.3 million and was determined by separate adjustments to reflect a credit risk and marketability component and a yield component reflecting the differential between portfolio and market yields.  The discount on acquired loans will be accreted back into interest income using the effective yield method.

(2) The fair value adjustment represents the difference between the fair value of the premises and the book value of those assets acquired. The Company utilized third-party valuations including appraisals, comparative market analysis, and tax-assessed values to assist in the determination of the fair value.

(3) The fair value adjustment of $5.3 million represents the value of the core deposit base assumed. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over an estimated 10 year life of the core deposit base and will be reviewed for impairment annually. See “Note 22- Goodwill and Other Intangible Assets.”

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

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at December 31, 2019 and 2018:

	December 31, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$8,986	$95	$(15)	$9,066
Corporate securities	10,525	52	(7)	10,570
Municipal bonds	20,516	604	—	21,120
Mortgage-backed securities	62,745	405	(300)	62,850
U.S. Small Business Administration securities	22,281	191	(21)	22,451
Total securities available-for-sale	$125,053	$1,347	$(343)	$126,057

	December 31, 2018
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$16,052	$32	$(197)	$15,887
Corporate securities	7,074	—	(209)	6,865
Municipal bonds	14,446	23	(275)	14,194
Mortgage-backed securities	45,827	83	(1,074)	44,836
U.S. Small Business Administration securities	15,690	—	(267)	15,423
Total securities available-for-sale	$99,089	$138	$(2,022)	$97,205

At December 31, 2019, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $7.4 million to secure Washington State public deposits of $10.3 million with a $4.0 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2018, the Bank pledged 11 securities held at the FHLB of Des Moines with a carrying value of $13.7 million to secure Washington State public deposits of $19.9 million with an $8.4 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at December 31, 2019 and 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$2,977	$(15)	$—	$—	$2,977	$(15)
Corporate securities	1,993	(7)	—	—	1,993	(7)
Mortgage-backed securities	12,345	(154)	11,459	(146)	23,804	(300)
U.S. Small Business Administration securities	4,395	(21)	—	—	4,395	(21)
Total	$21,710	$(197)	$11,459	$(146)	$33,169	$(343)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SECURITIES AVAILABLE-FOR-SALE
U.S. agency securities	$6,018	$(25)	$4,822	$(172)	$10,840	$(197)
Corporate securities	975	(25)	5,890	(184)	6,865	(209)
Municipal bonds	2,098	(22)	8,787	(253)	10,885	(275)
Mortgage-backed securities	6,266	(40)	32,537	(1,034)	38,803	(1,074)
U.S. Small Business Administration securities	1,958	(11)	13,465	(256)	15,423	(267)
Total	$17,315	$(123)	$65,501	$(1,899)	$82,816	$(2,022)

There were 13 investments with unrealized losses of less than one year and 10 investments with unrealized losses of more than one year at December 31, 2019. There were 14 investments with unrealized losses of less than one year and 48 investments with unrealized losses of more than one year at December 31, 2018. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell these securities, and it is not likely to be required to sell these securities prior to maturity.  Based on the Company’s evaluation of these securities, no OTTI was recorded for the years ended December 31, 2019 and 2018.

The contractual maturities of securities available-for-sale at December 31, 2019 and 2018 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	December 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency securities
Due after one year through five years	$996	$1,036	$1,043	$1,040
Due after five years through ten years	3,997	4,027	10,011	9,941
Due after ten years	3,993	4,003	4,998	4,906
Subtotal	8,986	9,066	16,052	15,887
Corporate securities
Due in one year or less	5,034	5,044	—	—
Due after one year through five years	3,491	3,532	6,077	5,947
Due after five years through ten years	2,000	1,994	997	918
Subtotal	10,525	10,570	7,074	6,865
Municipal bonds
Due after one year through five years	3,774	3,833	2,659	2,570
Due after five years through ten years	3,162	3,307	2,610	2,592
Due after ten years	13,580	13,980	9,177	9,032
Subtotal	20,516	21,120	14,446	14,194
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	42,131	42,333	30,554	30,026
Federal Home Loan Mortgage Corporation (“FHLMC”)	15,250	15,179	10,301	9,961
Government National Mortgage Association (“GNMA”)	5,364	5,338	4,972	4,849
Subtotal	62,745	62,850	45,827	44,836
U.S. Small Business Administration securities
Due after one year through five years	1,546	1,555	—	—
Due after five years through ten years	11,500	11,598	13,828	13,581
Due after ten years	9,235	9,298	1,862	1,842
Subtotal	22,281	22,451	15,690	15,423
Total	$125,053	$126,057	$99,089	$97,205

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the years ended December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$10,554	$91	$(59)

	December 31, 2018
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$24,312	$185	$(14)

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at December 31:

	December 31,	December 31,
	2019	2018
REAL ESTATE LOANS
Commercial	$210,749	$204,699
Construction and development	179,654	247,306
Home equity	38,167	40,258
One-to-four-family (excludes loans held for sale)	261,539	249,397
Multi-family	133,931	104,663
Total real estate loans	824,040	846,323
CONSUMER LOANS
Indirect home improvement	210,653	167,793
Solar	44,038	44,433
Marine	67,179	57,822
Other consumer	4,340	5,425
Total consumer loans	326,210	275,473
COMMERCIAL BUSINESS LOANS
Commercial and industrial	140,531	138,686
Warehouse lending	61,112	65,756
Total commercial business loans	201,643	204,442
Total loans receivable, gross	1,351,893	1,326,238
Allowance for loan losses	(13,229)	(12,349)
Deferred costs and fees, net	(3,273)	(2,907)
Premiums on purchased loans, net	955	1,537
Total loans receivable, net	$1,336,346	$1,312,519

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

The following tables detail activity in the allowance for loan losses by loan categories for the years shown:

	At or For the Year Ended December 31, 2019
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$5,761	$3,351	$3,191	$46	$12,349
Provision (recapture) for loan losses	439	838	1,646	(43)	2,880
Charge-offs	(5)	(1,040)	(1,583)	—	(2,628)
Recoveries	11	617	—	—	628
Net recoveries (charge-offs)	6	(423)	(1,583)	—	(2,000)
Ending balance	$6,206	$3,766	$3,254	$3	$13,229
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$167	$—	$—	$182
Loans collectively evaluated for impairment	6,191	3,599	3,254	3	13,047
Ending balance	$6,206	$3,766	$3,254	$3	$13,229
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,635	$493	$—	$—	$3,128
Loans collectively evaluated for impairment	821,405	325,717	201,643	—	1,348,765
Ending balance	$824,040	$326,210	$201,643	$—	$1,351,893

	At or For the Year Ended December 31, 2018
			Commercial
	Real Estate	Consumer	Business	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES
Beginning balance	$4,770	$2,814	$2,014	$1,158	$10,756
Provision (recapture) for loan losses	953	526	1,173	(1,112)	1,540
Charge-offs	(4)	(936)	—	—	(940)
Recoveries	42	947	4	—	993
Net recoveries	38	11	4	—	53
Ending balance	$5,761	$3,351	$3,191	$46	$12,349
Period end amount allocated to:
Loans individually evaluated for impairment	$125	$150	$700	$—	$975
Loans collectively evaluated for impairment	5,636	3,201	2,491	46	11,374
Ending balance	$5,761	$3,351	$3,191	$46	$12,349
LOANS RECEIVABLE
Loans individually evaluated for impairment	$834	$428	$1,685	$—	$2,947
Loans collectively evaluated for impairment	845,489	275,045	202,757	—	1,323,291
Ending balance	$846,323	$275,473	$204,442	$—	$1,326,238

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on non-accrual once the loan is 90 days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, or as required by regulatory authorities. The exception is the legacy Anchor credit card portfolio which is serviced externally and loans are manually placed on non-accrual once the credit card payment is 90 days past due.

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans for the years ended December 31, 2019 and 2018:

	December 31, 2019
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$210,749	$210,749	$1,086
Construction and development	533	—	—	533	179,121	179,654	—
Home equity	109	—	185	294	37,873	38,167	190
One-to-four-family	894	114	1,150	2,158	259,381	261,539	1,264
Multi-family	—	—	—	—	133,931	133,931	—
Total real estate loans	1,536	114	1,335	2,985	821,055	824,040	2,540
CONSUMER LOANS
Indirect home improvement	621	187	131	939	209,714	210,653	451
Solar	71	40	16	127	43,911	44,038	17
Marine	15	—	—	15	67,164	67,179	—
Other consumer	71	2	20	93	4,247	4,340	25
Total consumer loans	778	229	167	1,174	325,036	326,210	493
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	140,531	140,531	—
Warehouse lending	—	—	—	—	61,112	61,112	—
Total commercial business loans	—	—	—	—	201,643	201,643	—
Total loans	$2,314	$343	$1,502	$4,159	$1,347,734	$1,351,893	$3,033

	December 31, 2018
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
	Due	Due	Past Due	Due	Current	Receivable	Accrual
REAL ESTATE LOANS
Commercial	$—	$—	$—	$—	$204,699	$204,699	$—
Construction and development	—	—	—	—	247,306	247,306	—
Home equity	158	40	229	427	39,831	40,258	229
One-to-four-family	1,274	164	1,358	2,796	246,601	249,397	1,552
Multi-family	—	—	—	—	104,663	104,663	—
Total real estate loans	1,432	204	1,587	3,223	843,100	846,323	1,781
CONSUMER LOANS
Indirect home improvement	438	196	113	747	167,046	167,793	367
Solar	62	43	41	146	44,287	44,433	41
Marine	50	—	—	50	57,772	57,822	18
Other consumer	69	24	11	104	5,321	5,425	2
Total consumer loans	619	263	165	1,047	274,426	275,473	428
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	431	—	431	138,255	138,686	1,685
Warehouse lending	—	—	—	—	65,756	65,756	—
Total commercial business loans	—	431	—	431	204,011	204,442	1,685
Total loans	$2,051	$898	$1,752	$4,701	$1,321,537	$1,326,238	$3,894

There were no loans 90 days or more past due and still accruing interest at December 31, 2019, compared to two other consumer loans 90 days or more past due of $11,000 and still accruing interest at December 31, 2018.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for loan losses has been provided and loans for which no allowance was provided for the years ended December 31, 2019 and 2018:

	December 31, 2019
	Unpaid
	Principal	Recorded	Related
WITH NO RELATED ALLOWANCE RECORDED	Balance	Investment	Allowance
Real estate loans:
Commercial	$1,097	$1,086	$—
Home equity	278	225	—
One-to-four-family	1,293	1,264	—
Consumer loans:
Other consumer	17	17	—
	2,685	2,592	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	451	451	158
Solar	17	17	6
Other consumer	8	8	3
	537	536	182
Total	$3,222	$3,128	$182

	December 31, 2018
	Unpaid
	Principal	Recorded	Related
WITH NO RELATED ALLOWANCE RECORDED	Balance	Investment	Allowance
Real estate loans:
Home equity	$305	$229	$—
One-to-four-family	991	718
Commercial business loans:
Commercial and industrial	431	431	—
	1,727	1,378	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	834	834	125
Consumer loans:
Indirect	367	367	128
Solar	41	41	15
Marine	18	18	6
Other consumer	2	2	1
Commercial business loans:
Commercial and industrial	1,254	1,254	700
	2,516	2,516	975
Total	$4,243	$3,894	$975

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the years ended December 31, 2019 and 2018:

	At or For the Year Ended
	December 31, 2019		December 31, 2018
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
WITH NO RELATED ALLOWANCE RECORDED
Real estate loans:
Commercial	$90	$56	$—	$—
Home equity	206	3	404	8
One-to-four-family	1,500	34	719	—
Consumer loans:
Other consumer	4	2	—	—
Commercial business loans:
Commercial and industrial	180	—	431	22
	1,980	95	1,554	30
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	5	5	1,030	28
Consumer loans:
Indirect	427	41	295	32
Solar	36	1	31	3
Marine	13	—	11	2
Other consumer	5	1	1	—
Commercial business loans:
Commercial and industrial	96	—	757	59
	582	48	2,125	124
Total	$2,562	$143	$3,679	$154

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

The following tables summarize risk rated loan balances by category at the dates indicated:

	December 31, 2019
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$203,703	$2,274	$3,686	$1,086	$—	$—	$210,749
Construction and development	177,109	2,545	—	—	—	—	179,654
Home equity	37,942	—	35	190	—	—	38,167
One-to-four-family	259,580	635	60	1,264	—	—	261,539
Multi-family	127,792	6,139	—	—	—	—	133,931
Total real estate loans	806,126	11,593	3,781	2,540	—	—	824,040
CONSUMER LOANS
Indirect home improvement	210,202	—	—	451	—	—	210,653
Solar	44,021	—	—	17	—	—	44,038
Marine	67,179	—	—	—	—	—	67,179
Other consumer	4,315	—	—	25	—	—	4,340
Total consumer loans	325,717	—	—	493	—	—	326,210
COMMERCIAL BUSINESS LOANS
Commercial and industrial	125,025	10,435	1,442	3,629	—	—	140,531
Warehouse lending	61,112	—	—	—	—	—	61,112
Total commercial business loans	186,137	10,435	1,442	3,629	—	—	201,643
Total loans receivable, gross	$1,317,980	$22,028	$5,223	$6,662	$—	$—	$1,351,893

	December 31, 2018
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
REAL ESTATE LOANS
Commercial	$203,557	$1,142	$—	$—	$—	$—	$204,699
Construction and development	244,577	2,729	—	—	—	—	247,306
Home equity	39,846	—	183	229	—	—	40,258
One-to-four-family	247,575	207	63	1,552	—	—	249,397
Multi-family	103,447	1,216	—	—	—	—	104,663
Total real estate loans	839,002	5,294	246	1,781	—	—	846,323
CONSUMER LOANS
Indirect home improvement	167,426	—	—	367	—	—	167,793
Solar	44,392	—	—	41	—	—	44,433
Marine	57,804	—	—	18	—	—	57,822
Other consumer	5,415	—	8	2	—	—	5,425
Total consumer loans	275,037	—	8	428	—	—	275,473
COMMERCIAL BUSINESS LOANS
Commercial and industrial	124,089	8,813	—	5,784	—	—	138,686
Warehouse lending	65,756	—	—	—	—	—	65,756
Total commercial business loans	189,845	8,813	—	5,784	—	—	204,442
Total loans receivable, gross	$1,303,884	$14,107	$254	$7,993	$—	$—	$1,326,238

At December 31, 2019, there were no troubled debt restructured loans (“TDRs”) that were modified in the previous 12 months that subsequently defaulted in the reporting year. The Company had no TDRs at December 31, 2019 or 2018.

Related Party Loans

Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations.

Outstanding loan balances were as follows and were within regulatory limitations:

	At December 31,
	2019	2018
Beginning balance	$3,325	$655
Additions	—	2,688
Repayments	(76)	(18)
Ending balance	$3,249	$3,325

The aggregate maximum loan balance of extended credit was $3.6 million at December 31, 2019 and December 31, 2018, and includes the ending balances from the tables above.

These loans and lines of credit were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability.

NOTE 5 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $1.46 billion and $1.19 billion at December 31, 2019 and 2018, respectively.

The following table summarizes servicing rights activity for the years ended December 31, 2019 and 2018:

	2019	2018
Beginning balance	$10,429	$6,795
Additions	5,400	5,971
Servicing rights amortized	(4,177)	(2,337)
Impairment of servicing rights	(92)	—
Ending balance	$11,560	$10,429

The fair market value of the servicing rights’ assets was $13.3 million and $14.6 million at December 31, 2019 and December 31, 2018, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At December 31,	At December 31,
	2019	2018
Key assumptions:
Weighted average discount rate	9.7%	9.6%
Conditional prepayment rate (“CPR”)	17.1%	9.4%
Weighted average life in years	5.1	7.7

Key economic assumptions and the sensitivity of the current fair value for single family MSR to immediate adverse changes in those assumptions at December 31, 2019 and December 31, 2018 were as follows:

		December 31, 2019	December 31, 2018
Aggregate portfolio principal balance		$1,463,732	$1,186,858
Weighted average rate of note		4.2%	4.3%

At December 31, 2019	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	17.1%	24.6%	32.5%
Fair value MSR	$13,255	$10,582	$8,674
Percentage of MSR	0.9%	0.7%	0.6%

Discount rate	9.7%	10.2%	10.7%
Fair value MSR	$13,255	$13,037	$12,826
Percentage of MSR	0.9%	0.9%	0.9%

At December 31, 2018	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	9.4%	11.6%	17.7%
Fair value MSR	$14,218	$12,723	$10,358
Percentage of MSR	1.2%	1.1%	0.9%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$14,218	$13,912	$13,617
Percentage of MSR	1.2%	1.2%	1.2%

The above table shows the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan. The above table references a 50 basis point and 100 basis point decrease in note rates and the impact on prepayment speeds and discount rates.

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

The Company recorded $3.5 million and $2.4 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the years ended December 31, 2019 and 2018, respectively. The income, net of amortization, is included in service charges and fee income on the Consolidated Statements of Income.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2019 and 2018 were as follows:

	2019	2018
Land	$5,227	$5,227
Buildings	16,769	16,772
Furniture, fixtures, and equipment	13,562	12,039
Leasehold improvements	2,848	2,422
Building improvements	6,572	5,897
Projects in process	407	674
Subtotal	45,385	43,031
Less accumulated depreciation and amortization	(16,615)	(13,921)
Total	$28,770	$29,110

Depreciation and amortization expense for these assets totaled $2.8 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 7 - LEASES

The Company has operating leases for retail bank and home lending branches, and certain equipment. The ROU assets obtained in exchange for operating lease obligations totaled $5.1 million at January 1, 2019, the adoption date for ASU No. 2016-02.  During 2019, the Company obtained additional ROU assets of $1.0 million related to operating lease obligations.  The Company’s leases have remaining lease terms of four months to eight years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the year ended December 31, 2019:

Year Ended
December 31, 2019
Lease cost:
Operating lease cost	$1,285
Short-term lease cost	166
Total lease cost	$1,451

The following table provides supplemental information related to operating leases at or for the year ended December 31, 2019:

	At or For the Year Ended
	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,331
Weighted average remaining lease term- operating leases	5.3	years
Weighted average discount rate- operating leases	3.0%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate which corresponded with the remaining lease term as of December 31, 2018, for leases that existed at adoption and at the lease commencement date for leases entered into subsequent to adoption.  Prior to the adoption of ASU 2016-02, rent expense for the year ending December 31, 2018 was $1.2 million.

Maturities of operating lease liabilities at December 31, 2019 for future periods are as follows:

2020	$1,298
2021	1,169
2022	1,065
2023	674
2024	614
Thereafter	884
Total lease payments	5,704
Less imputed interest	(490)
Total	$5,214

NOTE 8 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at and for the years ended December 31:

	At or For the Year Ended
	December 31,
	2019	2018

Beginning balance	$689	$—
Additions	242	689
Gross proceeds from sale of OREO	(901)	—
Gain on sale of OREO	138	—
Ending balance	$168	$689

There were $168,000 and $689,000 in OREO properties at December 31, 2019 and 2018, respectively.  Holding costs were $13,000 and $2,000 for the years ended December 31, 2019 and 2018, respectively.

There were $1.0 million and $261,000 in mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2019, and 2018, respectively.

NOTE 9 - DEPOSITS

Deposits are summarized as follows at December 31:

	December 31,	December 31,
	2019 (1)(2)	2018(1)(2)
Noninterest-bearing checking	$260,131	$221,107
Interest-bearing checking	177,972	151,103
Savings	118,845	122,344
Money market (3)	270,489	282,595
Certificates of deposit less than $100,000(4)	277,988	243,193
Certificates of deposit of $100,000 through $250,000	181,402	154,095
Certificates of deposit of $250,000 and over(5)	92,110	86,357
Escrow accounts related to mortgages serviced	13,471	13,425
Total	$1,392,408	$1,274,219

________________________

(1)

Includes $117.1 million and $120.0 million of deposits at December 31, 2019 and 2018, respectively, remaining from the January 22, 2016 purchase of four retail bank branches from Bank of America, N.A. (the “Branch Purchase”).

(2)	Includes $299.0 million and $321.1 million of deposits at December 31, 2019 and 2018, respectively, from the Anchor Acquisition.
(3)	Includes $6.2 million and $1,000 of brokered deposits at December 31, 2019 and 2018, respectively.
(4)	Includes $141.4 million and $116.7 million of brokered deposits at December 31, 2019 and 2018, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit.

Scheduled maturities of time deposits at December 31, 2019 for future years ending are as follows:

At December 31, 2019
Maturing in 2020	$357,786
Maturing in 2021	103,560
Maturing in 2022	57,972
Maturing in 2023	15,120
Maturing in 2024	17,062
Thereafter	—
Total	$551,500

Interest expense by deposit category for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Interest-bearing checking	$1,414	$227
Savings and money market	3,098	2,054
Certificates of deposit	11,650	5,040
Total	$16,162	$7,321

The Company had related party deposits of approximately $3.3 million and $6.2 million at December 31, 2019 and 2018, respectively, which includes deposits held for directors and executive officers.

NOTE 10 - DEBT

Borrowings

The Bank is a member of the FHLB of Des Moines, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2019 and 2018, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse federal funds (“Fed Funds”) advance, which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank.

Credit is limited to 45% of the Company’s total assets and available pledged assets. The Bank entered into an Advanced, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2019, loans of approximately $646.1 million were pledged to the FHLB.  At December 31, 2019, the Bank’s total borrowing capacity was $477.2 million with the FHLB of Des Moines, with unused borrowing capacity of $386.5 million.  In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. At December 31, 2019 and 2018, the Bank had approximately $318.8 million and $265.2 million, respectively, in pledged consumer loans with a Term Auction or Term Facility borrowing capacity of $156.1 million and $127.7 million, respectively, of which none was outstanding at either date. The Bank also had $71.0 million unsecured Fed Funds lines of credit with other financial institutions of which none was outstanding at December 31, 2019.

Advances on these lines at December 31, 2019 and 2018 were as follows:

	2019	2018
Federal Home Loan Bank - (interest rates ranging from 1.58% to 2.87% and 1.15% to 2.87% at December 31, 2019 and 2018, respectively)	$84,864	$137,149
Total	$84,864	$137,149

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

The maximum and average outstanding and weighted average interest rates on debt during the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Maximum balance:
Federal Home Loan Bank advances and Fed Funds	$186,401	$180,025
Federal Reserve Bank	$5,000	$—
Fed Funds lines of credit	$5,000	$21,016
Subordinated note	$10,000	$10,000
Average balance:
Federal Home Loan Bank advances and Fed Funds	$93,653	$96,044
Federal Reserve Bank	$167	$—
Fed Funds lines of credit	$318	$5,286
Subordinated note	$10,000	$10,000
Weighted average interest rate:
Federal Home Loan Bank advances and Fed Funds	2.61%	2.02%
Federal Reserve Bank	2.96%	—%
Fed Funds lines of credit	2.09%	1.93%
Subordinated note	6.50%	6.50%

Scheduled maturities of Federal Home Loan Bank advances were as follows:

		Interest
Years Ending December 31,	Balances	Rates
2020	$12,336	2.46%
2021	45,000	2.48%
2022	—	—%
2023	13,633	2.03%
2024	13,895	1.77%
Total	$84,864

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

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2019, the ESOP paid the eighth annual installment of principal in the amount of $275,000, plus accrued interest of $20,000 pursuant to the ESOP loan agreement.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at December 31, 2019 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2019 and 2018, was $1.5 million, and $1.2 million, respectively.

Shares held by the ESOP at December 31, 2019 and December 31, 2018, were as follows (shown as actual):

	Balances	Balances
	at December 31, 2019	at December 31, 2018
Allocated shares	189,511	176,809
Committed to be released shares	—	—
Unallocated shares	51,842	77,763
Total ESOP shares	241,353	254,572

Fair value of unallocated shares (in thousands)	$3,006	$3,627

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions of 1% to 3%, and 50% for contributions of 4% to 5%. There was a $1.2 million and $917,000 matching contribution for the years ended December 31, 2019 and 2018, respectively.

NOTE 12 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2019 and 2018, were as follows:

	2019	2018
Provision for income taxes
Current	$4,425	$3,455
Deferred	988	768
Total provision for income taxes	$5,413	$4,223

A reconciliation of the effective income tax rate with the federal statutory tax rates at December 31, 2019 and 2018 was as follows:

	2019		2018
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$5,907	21.0%	$6,000	21.0%
Tax exempt income	(225)	(0.8)	(129)	(0.5)
Nondeductible items resulting in increase in tax	129	0.5	279	1.0
Decrease in tax resulting from other items	(78)	(0.3)	(87)	(0.3)
Equity compensation	(691)	(2.5)	(571)	(2.0)
Executive compensation	112	0.4	135	0.5
Bargain purchase gain	—	—	(1,594)	(5.6)
ESOP	259	0.9	190	0.7
Total	$5,413	19.2%	$4,223	14.8%

Total deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred Tax Assets
Net operating loss carryforward	$864	$1,201
Allowance for loan losses	2,844	2,301
Purchase accounting adjustments	466	776
Other real estate owned	126	127
Non-accrued loan interest	13	115
Restricted stock awards	68	54
Non-qualified stock options	185	71
Securities available-for-sale	—	405
Lease liability	1,121	—
Other	351	473
Total deferred tax assets	6,038	5,523
Deferred Tax Liabilities
Loan origination costs	(1,341)	(626)
Servicing rights	(2,525)	(2,241)
Prepaids	—	(166)
Stock dividend - FHLB stock	(59)	(73)
Property, plant, and equipment	(1,362)	(1,489)
Purchase accounting adjustments	(1,404)	(1,289)
Securities available-for-sale	(216)	—
Lease right-of-use assets	(1,078)	—
Other	(24)	—
Total deferred tax liabilities	(8,009)	(5,884)
Net deferred tax liabilities	$(1,971)	$(361)

At December 31, 2019, the Company had a net operating loss carryforward of approximately $4.0 million, which begins to expire in 2035. The Company files a U.S. Federal income tax return and Oregon State return, which are subject to examination by tax authorities for years 2016 and later. At December 31, 2019 and 2018, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2019 and 2018, the Company recognized no interest and penalties.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

The following table provides a summary of the Company’s commitments at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
COMMITMENTS TO EXTEND CREDIT
REAL ESTATE LOANS
Commercial	$247	$5,836
Construction and development	95,031	76,889
One-to-four-family (includes locks for salable loans)	39,697	35,714
Home equity	47,880	41,204
Multi-family	622	515
Total real estate loans	183,477	160,158
CONSUMER LOANS	22,176	18,560
COMMERCIAL BUSINESS LOANS
Commercial and industrial	72,731	72,880
Warehouse lending	33,888	44,243
Total commercial business loans	106,619	117,123
Total commitments to extend credit	$312,272	$295,841

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $293,000 and $299,000 at December 31, 2019 and 2018, respectively. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through December 31, 2019, the total loans sold to the FHLB were $66.4 million with the FLA being $938,000 and the CE obligation at $811,000 or 1.2% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE obligation, or $272,000, which is a part of the off-balance sheet holdback for loans sold. There were no outstanding delinquencies on the loans sold to the FHLB of Des Moines at December 31, 2019 and December 31, 2018.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.2 million and $1.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at December 31, 2019 and 2018, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

The Company has entered into a severance agreement with its Chief Executive Officer (“CEO”). The severance agreement, subject to certain requirements, generally includes a lump sum payment to the CEO equal to 24 months of base compensation in the event their employment is involuntarily terminated, other than for cause or the executive terminates his employment with good reason, as defined in the severance agreement.

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

The Bank received 7,158 shares of Class B common stock in Visa, Inc. at no cost as a result of the Visa initial public offering (“IPO”) in March 2008. These Class B shares of stock held by the Bank could be converted to Class A shares at a conversion rate of 1.6228 (reduced from a conversion rate of 1.6298 previously reported), when all litigation pending as of the date of the IPO is concluded.  At December 31, 2019, the date that litigation will be concluded cannot be determined. Until such time, the stock cannot be redeemed and the sale of Class B shares is restricted.  These shares are considered an equity security without a readily determinable market value and the Bank’s current carrying value is $0. Visa, Inc. Class A stock’s market value at December 31, 2019 and December 31, 2018 was $187.90 per share and $131.94 per share, respectively.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at December 31, 2019.

NOTE 14 - SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington and near the one loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans and solar loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona. Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. The concentration on commercial real estate remains below the 300% of Risk Based Capital regulatory threshold and the subset of construction concentration, excluding owner-occupied loans is within Board approved limits.  The construction, land development, and other land concentration represents less than 100% of the Bank’s total regulatory capital at 85.7% and is focused on in city, in fill vertical construction financing in King and Snohomish counties. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At December 31, 2019 and December 31, 2018, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at December 31, 2019, that the Company and the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at December 31, 2019 and 2018 to their minimum regulatory capital requirements and well capitalized regulatory capital at those dates (dollars in thousands):

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At December 31, 2019
Total risk-based capital
(to risk-weighted assets)	$209,535	14.64%	$114,502	8.00%		$150,283	10.50%	$143,127	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$196,013	13.70%	$85,876	6.00%		$121,658	8.50%	$114,502	8.00%
Tier 1 leverage capital
(to average assets)	$196,013	11.56%	$67,808	4.00%	$	N/A	N/A	$84,761	5.00%
CET 1 capital
(to risk-weighted assets)	$196,013	13.70%	$64,407	4.50%		$100,189	7.00%	$93,033	6.50%

At December 31, 2018
Total risk-based capital
(to risk-weighted assets)	$188,472	13.52%	$111,493	8.00%		$137,694	9.88%	$139,366	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$175,824	12.62%	$83,620	6.00%		$109,820	7.88%	$111,493	8.00%
Tier 1 leverage capital
(to average assets)	$175,824	10.67%	$65,884	4.00%	$	N/A	N/A	$82,355	5.00%
CET 1 capital
(to risk-weighted assets)	$175,824	12.62%	$62,715	4.50%		$88,846	6.38%	$90,588	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses on percentages of eligible retained income that could be utilized for such actions. At December 31, 2019, the Bank’s capital conservation buffer was 2.5%.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2019, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp Inc. at December 31, 2019 were 11.3% for Tier 1 leverage-based capital, 13.4% for Tier 1 risk-based capital, 14.3% for total risk-based capital, and 13.4% for CET 1 capital ratio, compared to 12.1%, 12.4%, 13.3%, and 12.4% at December 31, 2018, respectively.

NOTE 16 - FAIR VALUE MEASUREMENTS

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

The following methods were used to estimate the fair value of certain assets and liabilities on a recurring and nonrecurring basis.

Securities Available-for-Sale - The fair value of securities available-for-sale are recorded on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow, and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios (Level 2).  Certain other corporate securities and municipal bonds are generally measured at fair value based on discounted cash flow models (Level 3).  Transfers between the fair value hierarchy are determined through the third-party service provider which, from time to time will transfer between levels based on market conditions per the related security. All models and processes used take into account market convention.

Mortgage Loans Held for Sale - The fair value of loans held for sale reflects the value of commitments with investors and/or the relative price as delivered into a To-Be-Announced (“TBA”) mortgage-backed security (Level 2).

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

The following table presents assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2019
Financial Assets	Level 1	Level 2	Level 3	Total
Securities available-for-sale
U.S. agency securities	$—	$9,066	$—	$9,066
Corporate securities	—	9,546	1,024	10,570
Municipal bonds	—	20,982	138	21,120
Mortgage-backed securities	—	62,850	—	62,850
U.S. Small Business Administration securities	—	22,451	—	22,451
Mortgage loans held for sale, at fair value	—	69,699	—	69,699
Derivatives
Interest rate lock commitments with customers	—	—	557	557
Total assets measured at fair value	$—	$194,594	$1,719	$196,313
Financial Liabilities
Derivatives
Individual forward sale commitments with investors	$—	$(8)	$(195)	$(203)
Total liabilities measured at fair value	$—	$(8)	$(195)	$(203)

	At December 31, 2018
Financial Assets	Level 1	Level 2	Level 3	Total
Securities available-for-sale
U.S. agency securities	$—	$15,887	$—	$15,887
Corporate securities	—	6,865	—	6,865
Municipal bonds	—	14,194	—	14,194
Mortgage-backed securities	—	44,836	—	44,836
U.S. Small Business Administration securities	—	15,423	—	15,423
Mortgage loans held for sale, at fair value	—	51,195	—	51,195
Derivatives
Interest rate lock commitments with customers	—	—	503	503
Total assets measured at fair value	$—	$148,400	$503	$148,903
Financial Liabilities
Derivatives
Individual forward sale commitments with investors	$—	$(540)	$(34)	$(574)
Total liabilities measured at fair value	$—	$(540)	$(34)	$(574)

During the year ended December 31, 2019, $1.0 million of corporate securities and $138,000 of municipal bonds available for sale were transferred from Level 2 to Level 3.  The transfers were due to a lack of observable inputs and trade activity for those securities.  There were no transfers between levels during the year ended December 31, 2018.

The following table presents impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$3,128	$3,128
OREO	—	—	168	168
Servicing rights	—	—	13,255	13,255

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$3,894	$3,894
OREO	—	—	689	689
Servicing rights	—	—	14,593	14,593

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at December 31, 2019 and 2018:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		December 31,	December 31,
Instruments	Techniques	Inputs	Range	2019	2018
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.5%	95.2%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.5%	95.2%
Corporate securities	Discounted cash flows	Discount rate	2.1%	2.1%	—
Municipal bonds	Discounted cash flows	Discount rate	3.0% - 3.7%	3.4%	—
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 50%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	0% - 75%	10.0%	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	17.1%	9.4%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2019 and 2018.

						Net change in fair
						value for gains/
						(losses) relating to
		Purchases				items held at end of
	Beginning	and	Sales and	Transfers	Ending	year included in
	Balance	Issuances	Settlements	In	Balance	income
2019
Interest rate lock commitments with customers	$503	$11,063	$(11,009)	$—	$557	$54
Individual forward sale commitments with investors	(34)	(1,444)	1,283	—	(195)	(161)
Securities available-for-sale, at fair value	—	—	—	1,162	1,162	—
2018
Interest rate lock commitments with customers	$726	$9,722	$(9,945)	$—	$503	$(223)
Individual forward sale commitments with investors	51	850	(935)	—	(34)	(85)

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded within other noninterest income.

The following table provides estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018, whether or not recognized at fair value in the Consolidated Balance Sheets:

	December 31,		December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Level 1 inputs:
Cash and cash equivalents	$45,778	$45,778	$32,779	$32,779
Certificates of deposit at other financial institutions	20,902	20,902	22,074	22,074
Level 2 inputs:
Securities available-for-sale, at fair value	124,895	124,895	97,205	97,205
Loans held for sale, at fair value	69,699	69,699	51,195	51,195
FHLB stock, at cost	8,045	8,045	9,887	9,887
Accrued interest receivable	5,908	5,908	5,761	5,761
Level 3 inputs:
Securities available-for-sale, at fair value	1,162	1,162	—	—
Loans receivable, gross	1,351,893	1,377,408	1,326,238	1,320,341
Servicing rights, held at lower of cost or fair value	11,560	13,255	10,429	14,593
Fair value interest rate locks with customers	557	557	503	503
Financial Liabilities
Level 2 inputs:
Deposits	1,392,408	1,385,658	1,274,219	1,261,096
Borrowings	84,864	85,268	137,149	136,873
Subordinated note	9,885	10,599	9,865	10,242
Accrued interest payable	273	273	344	344
Paired off commitments with investors	71	71	64	64
Individual forward sale commitments with investors	8	8	540	540
Level 3 inputs:
Individual forward sale commitments with investors	195	195	34	34

NOTE 17 - EARNINGS PER SHARE

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended December 31, 2019 and 2018:

	At or For the Year Ended December 31,
Numerator (in thousands):	2019	2018
Net income	$22,717	$24,347
Dividends and undistributed earnings allocated to participating securities	(73)	—
Net income available to common shareholders	$22,644	$24,347
Denominator (shown as actual):
Basic weighted average common shares outstanding	4,414,032	3,698,623
Dilutive shares	108,992	171,166
Diluted weighted average common shares outstanding	4,523,024	3,869,789
Basic earnings per share	$5.13	$6.58
Diluted earnings per share	$5.01	$6.29
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	36,337	11,326

NOTE 18 - DERIVATIVES

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Company enters into contracts to sell forward TBA mortgage-backed securities. The Company also enters into best efforts and mandatory delivery forward loan sale commitments with third party investors. These commitments and contracts are considered derivatives but have not been designated as hedging instruments for reporting purposes under U.S. GAAP. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income or noninterest expense. The Company recognizes all derivative instruments as either other assets or other liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	December 31, 2019
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$33,914	$557	$—
Mandatory and best effort forward commitments with investors	43,752	—	195
Forward TBA mortgage-backed securities	46,000	—	8

	December 31, 2018
		Fair Value
	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$29,432	$503	$—
Mandatory and best effort forward commitments with investors	24,776	—	34
Forward TBA mortgage-backed securities	51,500	—	540

At December 31, 2019 and 2018, the Company had $46.0 million and $51.5 million of TBA trades with counterparties that required margin collateral of $1.2 million and $460,000, respectively.  This collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net gain of $303,000 and net loss of ($702,000) for the years ended December 31, 2019 and 2018, respectively.

 NOTE 19 - STOCK-BASED COMPENSATION

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

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The Plan provides for the grant of stock options and RSAs. The 2013 Plan authorizes the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 stock options were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of May 8, 2014, of $16.89 per share. The 2013 Plan authorizes the grant of RSAs totaling 129,605 shares to Company directors, advisory directors, emeritus directors, officers, and employees, and 125,105 shares were granted on May 8, 2014 at a grant date fair value of $16.89 per share. The remaining 4,500 RSAs were granted January 1, 2016 at a grant date fair value of $26.00 per share.  All options and RSAs previously granted have vested as of December 31, 2019.

Total share-based compensation expense for both plans was $869,000 for the year ended December 31, 2019, and $767,000 for the year ended December 31, 2018. The related income tax benefit was $182,000 and $161,000 for the years ended December 31, 2019 and 2018, respectively.

Stock Options

Both plans consist of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Stock option awards generally vest at one year for independent directors or over five years for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At December 31, 2019, there were 336,345 and 6,013 stock option awards available to be granted under the 2018 Plan and the 2013 Plan, respectively.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the years ended December 31, 2019 and 2018.

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Dividend yield	1.23%	0.95%
Expected volatility	18.90%	18.80%
Risk-free interest rate	1.45%	2.77%
Expected term in years	6.5	6.5
Weighted-average grant date fair value per option granted	$8.80	$13.22

The following table presents a summary of the Company’s stock option plan awards during the year ended December 31, 2019 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2019	290,104	$31.27	6.83	$4,940,803
Granted	50,655	48.74	—	—
Less exercised	52,769	$16.89	—	$1,799,754
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2019	287,990	$36.98	6.77	$7,722,369

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	287,067	$36.92	6.76	$7,713,673

Exercisable at December 31, 2019	157,335	$22.19	4.90	$6,544,812

_________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At December 31, 2019, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options granted under both plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.9 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the stock based on the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares in the 2013 Plan awarded as restricted stock generally vested over a three-year period for directors and a five-year period for employees, beginning at the grant date.  Shares for the 2018 Plan, shares generally vest at one year for independent directors or over a five-year period for employees and officers beginning on the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the year ended December 31, 2019 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2019	43,421	$41.22
Granted	20,215	$48.74
Less vested	23,421	$26.38
Forfeited or expired	—	—
Nonvested at December 31, 2019	40,215	$53.64

At December 31, 2019, there was $2.0 million of total unrecognized compensation costs related to nonvested shares granted under both plans as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.0 years.  The total fair value of shares vested for the years ended December 31, 2019 and 2018 was $1.2 million and $1.1 million, respectively.

NOTE 20 - BUSINESS SEGMENTS

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At December 31, 2019, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. At December 31, 2019 and December 31, 2018, deposits totaled $1.39 billion and $1.27 billion, respectively. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as originating adjustable rate mortgage (“ARM”) loans held for investment. The majority of mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA or the FHLB of Des Moines, while the Company retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the years ended December 31, 2019 and 2018:

	At or For the Year Ended December 31, 2019
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$6,307	$64,001	$70,308
Provision for loan losses (2)	(433)	(2,447)	(2,880)
Noninterest income	13,209	9,826	23,035
Noninterest expense	(14,283)	(48,050)	(62,333)
Income before provision for income taxes	4,800	23,330	28,130
Provision for income taxes	(924)	(4,489)	(5,413)
Net income	$3,876	$18,841	$22,717
Total assets	$312,404	$1,400,652	$1,713,056
Total average assets for year ended	$272,901	$1,377,468	$1,650,369
FTEs	127	325	452

	At or For the Year Ended December 31, 2018
	Home Lending	Commercial and Consumer Banking	Total
Condensed income statement:
Net interest income (1)	$3,324	$48,774	$52,098
Provision for loan losses	(224)	(1,316)	(1,540)
Noninterest income (3)	14,025	12,825	26,850
Noninterest expense	(15,894)	(32,944)	(48,838)
Income before provision for income taxes	1,231	27,339	28,570
Provision for income taxes	(182)	(4,041)	(4,223)
Net income	$1,049	$23,298	$24,347
Total assets	$246,280	$1,375,364	$1,621,644
Total average assets for year ended	$229,661	$945,052	$1,174,713
FTEs	115	309	424

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

(2) The allocated provision for loan losses is partially associated with one-to-four-family, and home equity loans acquired from Anchor Bank totaling $198.5 million at December 31, 2019.

(3) Bargain purchase gain of $7.4 million was included in the commercial and consumer banking segment.

NOTE 21 - REVENUE FROM CONTRACTS WITH CUSTOMERS

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

All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019 and 2018:

	At or For the Year Ended December 31,
(Dollars in thousands):	2019	2018
Noninterest Income
In-scope of Topic 606:
Debit card interchange fees	$1,848	$1,184
Fees from non-sufficient funds	1,065	561
Noninterest Income (in-scope of Topic 606)	2,913	1,745
Noninterest Income (out-of-scope of Topic 606)	20,122	25,105
Total Noninterest Income	$23,035	$26,850

Deposit Fees

The Bank earns fees from its deposit customers for account maintenance, transaction-based services and overdraft charges.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposits accounts are charged to deposit customers for specific services provided to the customer, such as wire fees, as well as charges against the account, such as fees for non-sufficient funds and overdrafts. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

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

NOTE 22 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at December 31, 2019 and 2018, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the Branch Purchase in 2016.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2019, and 2018 and determined that no impairment of goodwill existed.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the years ended December 31, 2019, and December 31, 2018.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2017	$2,239	$(922)	$1,317
Amortization	—	(307)	(307)
Additions as a result of the Anchor Acquisition	5,251	(44)	5,207
Balance, December 31, 2018	7,490	(1,273)	6,217
Amortization	—	(760)	(760)
Balance, December 31, 2019	$7,490	$(2,033)	$5,457

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $760,000 for the year ended December 31, 2019, and $351,000 for the same period in 2018. Amortization expense for the CDI is expected to be as follows for the years ended December 31:

2020	$706
2021	691
2022	691
2023	691
2024	621
Thereafter	2,057
Total	$5,457

NOTE 23 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The Condensed Balance Sheets, Statements of Income, and Statements of Cash Flows for FS Bancorp, Inc. (Parent Only) are presented below:

Condensed Balance Sheets	December 31,
Assets	2019	2018
Cash and due from banks	$5,568	$7,026
Investment in subsidiary	204,570	182,874
Other assets	172	175
Total assets	$210,310	$190,075
Liabilities and Stockholders' Equity
Subordinated note, net	9,885	9,865
Other liabilities	183	172
Total liabilities	10,068	10,037
Stockholders' equity	200,242	180,038
Total liabilities and stockholders' equity	$210,310	$190,075

Condensed Statements of Income	Year Ended December 31,
	2019	2018
Interest from subsidiary	$2	$2
Interest expense on subordinated note	(679)	(679)
Dividends received from subsidiary	3,935	1,436
Other expenses	(142)	(157)
Income before income tax benefit and equity in undistributed net income of subsidiary	3,116	602
Income tax benefit	172	175
Equity in undistributed earnings of subsidiary	19,429	23,570
Net income	$22,717	$24,347

Condensed Statements of Cash Flows	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$22,717	$24,347
Equity in undistributed net income of subsidiary	(19,429)	(23,570)
Amortization	20	20
ESOP compensation expense for allocated shares	1,231	940
Share-based compensation expense related to stock options and restricted stock	869	767
Other assets	3	115
Other liabilities	11	6
Net cash from operating activities	5,422	2,625
Cash flows from investing activities:
Net proceeds from ESOP	275	269
Net cash from investing activities	275	269
Cash flows (used by) from financing activities:
Proceeds from stock options exercised	705	1,117
Common stock repurchased for employee/director taxes paid on restricted stock awards	(204)	(251)
Common stock repurchased	(4,800)	—
Dividends paid on common stock	(2,856)	(1,915)
Net cash (used by) from financing activities	(7,155)	(1,049)
Net (decrease) increase in cash and cash equivalents	(1,458)	1,845
Cash and cash equivalents, beginning of year	7,026	5,181
Cash and cash equivalents, end of year	$5,568	$7,026

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(i)  Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2019 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of the Company’s senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2019, FS Bancorp’s disclosure controls and procedures were effective in ensuring that information the Company is required to disclose in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

FS Bancorp’s management assessed the effectiveness of FS Bancorp’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on management’s assessment, it was concluded that, as of December 31, 2019, FS Bancorp’s internal control over financial reporting was effective based on those criteria. Moss Adams LLP, an independent registered public accounting firm, has audited FS Bancorp’s consolidated financial statements and the effectiveness of its internal control over financial reporting as of December 31, 2019, which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

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

d)  Equity Compensation Plan Information. The following table summarizes share and exercise price information about FS Bancorp’s equity compensation plans as of December 31, 2019:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants, and rights	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2013 Equity Incentive Plan(1)	137,335	$16.89	6,013
2018 Equity Incentive Plan(2)	150,655	55.28	454,130
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	287,990	$36.98	460,143

_____________________________

(1) The restricted shares granted under the 2013 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees. At December 31, 2019, there were 129,605 restricted shares granted pursuant to the 2013 Equity Incentive Plan and no shares were available for future grants of restricted stock.

(2) The restricted shares granted under the 2018 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees. At December 31, 2019, there were 45,215 restricted shares granted pursuant to the 2018 Equity Incentive Plan and 117,785 shares were available for future grants of restricted stock.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
For a list of the financial statements filed as part of this report see “Part II - Item 8. Financial Statements and Supplementary Data.”
2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.
(b)	Exhibits
Exhibits are available from the Company by written request
	2.1	Agreement and Plan of Merger, dated as of July 17, 2018, by and between FS Bancorp, Inc. and Anchor Bancorp (1)
	3.1	Articles of Incorporation for FS Bancorp, Inc. (2)
	3.2	Bylaws for FS Bancorp, Inc. (3)
	4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (2)
	4.2	Description of Capital Stock of FS Bancorp, Inc.
	10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (2)
	10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (2)
	10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
	10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
	10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
	10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
	10.7	Purchase and Assumption Agreement between Bank of America, National Association and 1st Security Bank dated September 1, 2015 (6)
	10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company. (7)
	10.9	Form of Change of Control Agreement with Donn C. Costa, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (8)
	10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (9)
	10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (9)
	10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (9)
	10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (9)
	14	Code of Ethics and Conduct Policy (5)
	21	Subsidiaries of Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

Date: March 16, 2020	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 16, 2020

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 16, 2020

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 16, 2020

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 16, 2020

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 16, 2020

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 16, 2020

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith, MA		March 16, 2020

/s/Mark H. Tueffers	Director
Mark H. Tueffers		March 16, 2020