Form 10-Q
period 2020-03-31
FS Bancorp, Inc.
filed 2020-05-11
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020              OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 30, 2020, there were 4,281,541 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10‑Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	March 31,	December 31,
ASSETS	2020	2019
Cash and due from banks	$12,928	$13,175
Interest-bearing deposits at other financial institutions	35,993	32,603
Total cash and cash equivalents	48,921	45,778
Certificates of deposit at other financial institutions	17,926	20,902
Securities available-for-sale, at fair value	156,466	126,057
Loans held for sale, at fair value	115,632	69,699
Loans receivable, net	1,393,070	1,336,346
Accrued interest receivable	6,326	5,908
Premises and equipment, net	28,655	28,770
Operating lease right-of-use (“ROU”) assets	4,692	5,016
Federal Home Loan Bank (“FHLB”) stock, at cost	10,921	8,045
Other real estate owned (“OREO”)	90	168
Bank owned life insurance (“BOLI”), net	35,572	35,356
Servicing rights, held at the lower of cost or fair value	10,626	11,560
Goodwill	2,312	2,312
Core deposit intangible, net	5,281	5,457
Other assets	10,678	11,682
TOTAL ASSETS	$1,847,168	$1,713,056
LIABILITIES
Deposits:
Noninterest-bearing accounts	$285,566	$273,602
Interest-bearing accounts	1,160,703	1,118,806
Total deposits	1,446,269	1,392,408
Borrowings	159,114	84,864
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(110)	(115)
Total subordinated note less unamortized debt issuance costs	9,890	9,885
Operating lease liabilities	4,898	5,214
Deferred tax liability, net	2,260	1,971
Other liabilities	23,908	18,472
Total liabilities	1,646,339	1,512,814
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 4,332,196 and 4,459,041 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	43	44
Additional paid-in capital	84,517	89,268
Retained earnings	114,957	110,715
Accumulated other comprehensive income, net of tax	1,819	788
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(507)	(573)
Total stockholders’ equity	200,829	200,242
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,847,168	$1,713,056

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME
Loans receivable, including fees	$20,740	$21,109
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,209	1,202
Total interest and dividend income	21,949	22,311
INTEREST EXPENSE
Deposits	3,807	3,710
Borrowings	497	744
Subordinated note	172	168
Total interest expense	4,476	4,622
NET INTEREST INCOME	17,473	17,689
PROVISION FOR LOAN LOSSES	3,686	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,787	16,939
NONINTEREST INCOME
Service charges and fee income	924	1,658
Gain on sale of loans	5,899	2,397
Earnings on cash surrender value of BOLI	216	215
Other noninterest income	1,852	285
Total noninterest income	8,891	4,555
NONINTEREST EXPENSE
Salaries and benefits	9,547	8,243
Operations	2,403	2,044
Occupancy	1,109	1,112
Data processing	980	1,286
Loss (gain) on sale of OREO	2	(85)
OREO expenses	—	4
Loan costs	500	673
Professional and board fees	681	550
Federal Deposit Insurance Corporation (“FDIC”) insurance	126	248
Marketing and advertising	146	135
Acquisition costs	—	374
Amortization of core deposit intangible	176	190
Impairment of servicing rights	514	23
Total noninterest expense	16,184	14,797
INCOME BEFORE PROVISION FOR INCOME TAXES	6,494	6,697
PROVISION FOR INCOME TAXES	1,327	1,505
NET INCOME	$5,167	$5,192
Basic earnings per share	$1.16	$1.19
Diluted earnings per share	$1.14	$1.15

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)  (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net Income	$5,167	$5,192
Other comprehensive income:
Securities available-for-sale:
Unrealized holding gain during period	2,364	1,328
Income tax provision related to unrealized holding gain	(508)	(285)
Cash flow hedges:
Unrealized holding loss during period	(1,052)	—
Reclassification for losses included in net income	1	—
Income tax benefit related to unrealized holding loss	226	—
Other comprehensive income, net of tax	1,031	1,043
COMPREHENSIVE INCOME	$6,198	$6,235

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended March 31, 2019 and 2020

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2019	4,492,478	$45	$91,466	$90,854	$(1,479)	$(848)	$180,038
Net income	—	$—	—	5,192	—	—	$5,192
Dividends paid ($0.14 per share)	—	$—	—	(663)	—	—	$(663)
Share-based compensation	—	$—	262	—	—	—	$262
Common stock repurchased - repurchase plan	(6,036)	$—	(285)	—	—	—	$(285)
Stock options exercised, net	2,600	$—	44	—	—	—	$44
Other comprehensive income, net of tax	—	$—	—	—	1,043	—	$1,043
ESOP shares allocated	—	$—	255	—	—	66	$321
BALANCE, March 31, 2019	4,489,042	$45	$91,742	$95,383	$(436)	$(782)	$185,952

BALANCE, January 1, 2020	4,459,041	$44	$89,268	$110,715	$788	$(573)	$200,242
Net income	—	$—	—	5,167	—	—	$5,167
Dividends paid ($0.21 per share)	—	$—	—	(925)	—	—	$(925)
Share-based compensation	—	$—	224	—	—	—	$224
Common stock repurchased	(136,243)	$(1)	(4,988)	—	—	—	$(4,989)
Stock options exercised, net	9,398	$—	(246)	—	—	—	$(246)
Other comprehensive income, net of tax	—	$—	—	—	1,031	—	$1,031
ESOP shares allocated	—	$—	259	—	—	66	$325
BALANCE, March 31, 2020	4,332,196	$43	$84,517	$114,957	$1,819	$(507)	$200,829

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

.

	Three Months Ended March 31,
	2020	2019
CASH FLOWS (USED BY) FROM OPERATING ACTIVITIES
Net income	$5,167	$5,192
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	3,686	750
Depreciation, amortization and accretion	2,178	2,321
Compensation expense related to stock options and restricted stock awards	224	262
ESOP compensation expense for allocated shares	325	321
Increase in cash surrender value of BOLI	(216)	(215)
Gain on sale of loans held for sale	(5,899)	(2,397)
Origination of loans held for sale	(259,191)	(125,281)
Proceeds from sale of loans held for sale	218,574	132,461
Impairment of servicing rights	514	23
Loss (gain) on sale of OREO	2	(85)
Changes in operating assets and liabilities
Accrued interest receivable	(418)	(51)
Other assets	5,058	(7,953)
Other liabilities	14	1,517
Net cash (used by) from operating activities	(29,982)	6,865
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	12,002	4,659
Purchases	(40,236)	(6,005)
Maturities of certificates of deposit at other financial institutions	2,976	—
Loan originations and principal collections, net	(27,573)	26,997
Purchase of portfolio loans	(32,743)	(321)
Proceeds from sale of portfolio loans	—	538
Proceeds from sale of OREO, net	76	684
Purchase of premises and equipment, net	(583)	(860)
Change in FHLB stock, net	(2,876)	1,730
Net cash (used by) from investing activities	(88,957)	27,422
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES
Net increase in deposits	53,992	47,331
Proceeds from borrowings	203,750	155,306
Repayments of borrowings	(129,500)	(205,725)
Dividends paid on common stock	(925)	(663)
(Disbursements) proceeds from stock options exercised, net	(246)	44
Common stock repurchased	(4,989)	(285)
Net cash from (used by) financing activities	122,082	(3,992)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,143	30,295

CASH AND CASH EQUIVALENTS, beginning of period	45,778	32,779
CASH AND CASH EQUIVALENTS, end of period	$48,921	$63,074

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$4,285	$4,462
Income taxes	—	—

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities, net	$2,364	$1,328
Change in unrealized loss on cash flow hedges, net	(1,051)	—
Retention of gross mortgage servicing rights from loan sales	1,185	844
Property taken in settlement of loans	—	92

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

Financial Statement Presentation - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10‑K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2019, as filed with the SEC on March 16, 2020. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Segment Reporting - The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See “Note 15 - Business Segments.”

Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2020 for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-10, and ASU 2019-11. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the recognition and measurement of all current expected credit losses (“CECL”) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the approach under CECL. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU and associated amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has selected a third-party vendor to assist in the implementation of this ASU and has run parallel computations as it continues to evaluate the impact of adoption of the new standard. As part of the implementation, management is also evaluating economic variables and forecast time horizons it believes to be most relevant based on the composition of the loans portfolio to develop a reasonable and supportable forecast, likely to include forecasted levels of employment, gross domestic product, and home price index, depending on the nature of the loan segment, as well as various loss methodologies to estimate expected credit losses.  In addition, management has kept current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. Once adopted, the Company anticipates the allowance for loan losses to increase through a one‑time adjustment to retained earnings, however, until the evaluation is complete the magnitude of the potential increase will be unknown.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various FASB Transition Resource Group meetings. Early adoption is permitted. The Company plans to adopt Topic 326 of this ASU, in conjunction with ASU No. 2016-13, on January 1, 2023.   The adoption of Topic 815 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. For a cash flow hedge, a change in the method used to assess hedge effectiveness will not result in dedesignation of the hedging relationship if certain criteria are met. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is party to cash flow hedge arrangements where the hedge effectiveness is based on LIBOR.  The Company is currently evaluating the impact of the reference rate reform on the Company’s consolidated financial statements.

Recent Events - On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the novel coronavirus of 2019 (“COVID-19”) pandemic. The guidance provides that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”). The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provided similar guidance around the modification of loans as a result of the COVID-19 pandemic, providing, among other criteria, that modifications made between March 1, 2020, and the earlier of December 31, 2020, or 60 days after the COVID-19 emergency is terminated, on a good faith basis to borrowers who were current as of December 31, 2019, are not TDRs. This includes modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. Borrowers are considered current under the CARES Act if they are not more than 30 days past due on their contractual payments as of December 31, 2019. Through March 31, 2020, the Bank had applied the interagency statement guidance and modified 66 individual loans with aggregate principal balances totaling $12.5 million.  More of these types of modifications are likely to be executed in the second quarter of 2020.  The majority of these modifications involved short-term extensions and/or interest-only periods. For additional information, see “NOTE 18 - COVID - 19 Pandemic.”

Application of New Accounting Guidance Adopted in 2020

On January 1, 2020, the Company adopted FASB ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies.  Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at March 31, 2020 and December 31, 2019:

	March 31, 2020
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$6,991	$136	$—	$7,127
Corporate securities	19,858	144	(151)	19,851
Municipal bonds	31,062	475	(131)	31,406
Mortgage-backed securities	74,503	2,271	(41)	76,733
U.S. Small Business Administration securities	20,684	672	(7)	21,349
Total securities available-for-sale	$153,098	$3,698	$(330)	$156,466

	December 31, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$8,986	$95	$(15)	$9,066
Corporate securities	10,525	52	(7)	10,570
Municipal bonds	20,516	604	—	21,120
Mortgage-backed securities	62,745	405	(300)	62,850
U.S. Small Business Administration securities	22,281	191	(21)	22,451
Total securities available-for-sale	$125,053	$1,347	$(343)	$126,057

At March 31, 2020, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $6.9 million to secure Washington State public deposits of $11.4 million with a $4.1 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2019, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $7.4 million to secure Washington State public deposits of $10.3 million with a $4.0 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at March 31, 2020 and December 31, 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$7,729	$(151)	$—	$—	$7,729	$(151)
Municipal bonds	10,285	(131)	—	—	10,285	(131)
Mortgage-backed securities	4,578	(19)	2,411	(22)	6,989	(41)
U.S. Small Business Administration securities	1,955	(7)	—	—	1,955	(7)
Total	$24,547	$(308)	$2,411	$(22)	$26,958	$(330)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$2,977	$(15)	$—	$—	$2,977	$(15)
Corporate securities	1,993	(7)	—	—	1,993	(7)
Mortgage-backed securities	12,345	(154)	11,459	(146)	23,804	(300)
U.S. Small Business Administration securities	4,395	(21)	—	—	4,395	(21)
Total	$21,710	$(197)	$11,459	$(146)	$33,169	$(343)

There were 14 investments with unrealized losses of less than one year, and two investments with unrealized losses of more than one year at March 31, 2020. There were 13 investments with unrealized losses of less than one year, and 10 investments with unrealized losses of more than one year at December 31, 2019. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the three months ended March 31, 2020, or for the year ended December 31, 2019.  Additional deterioration in market and economic conditions related to the COVID-19 pandemic, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The contractual maturities of securities available-for-sale at March 31, 2020 and December 31, 2019 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$992	$1,068	$996	$1,036
Due after five years through ten years	3,999	4,041	3,997	4,027
Due after ten years	2,000	2,018	3,993	4,003
Subtotal	6,991	7,127	8,986	9,066
Corporate securities
Due in one year or less	5,024	5,003	5,034	5,044
Due after one year through five years	5,854	5,763	3,491	3,532
Due after five years through ten years	8,980	9,085	2,000	1,994
Subtotal	19,858	19,851	10,525	10,570
Municipal bonds
Due after one year through five years	3,768	3,680	3,774	3,833
Due after five years through ten years	5,215	5,301	3,162	3,307
Due after ten years	22,079	22,425	13,580	13,980
Subtotal	31,062	31,406	20,516	21,120
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	51,139	52,933	42,131	42,333
Federal Home Loan Mortgage Corporation (“FHLMC”)	17,698	18,083	15,250	15,179
Government National Mortgage Association (“GNMA”)	5,666	5,717	5,364	5,338
Subtotal	74,503	76,733	62,745	62,850
U.S. Small Business Administration securities
Due after one year through five years	1,186	1,210	1,546	1,555
Due after five years through ten years	10,467	10,787	11,500	11,598
Due after ten years	9,031	9,352	9,235	9,298
Subtotal	20,684	21,349	22,281	22,451
Total	$153,098	$156,466	$125,053	$126,057

There were no sales proceeds, gains or losses for the three months ended March 31, 2020, or March 31, 2019, from securities available-for-sale.

The Bank received 7,158 shares of Class B common stock in Visa, Inc. (“Visa”) at no cost as a result of the Visa initial public offering in March 2008. During the first quarter of 2020, a one-time net gain of $1.5 million on the sale of equity investment securities included in other noninterest income on the Consolidated Statements of Income related to the sale of Class B Visa stock was recognized, which had been held at a carrying cost and fair value of zero due to the litigation liability associated with the stock.  At March 31, 2020, the Bank no longer had any involvement or exposure to Visa litigation related to the shares sold during the quarter ended March 31, 2020.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
REAL ESTATE LOANS	2020	2019
Commercial	$220,509	$210,749
Construction and development	168,658	179,654
Home equity	37,503	38,167
One-to-four-family (excludes loans held for sale)	305,436	261,539
Multi-family	130,570	133,931
Total real estate loans	862,676	824,040
CONSUMER LOANS
Indirect home improvement	261,566	254,691
Marine	69,473	67,179
Other consumer	4,056	4,340
Total consumer loans	335,095	326,210
COMMERCIAL BUSINESS LOANS
Commercial and industrial	149,086	140,531
Warehouse lending	65,017	61,112
Total commercial business loans	214,103	201,643
Total loans receivable, gross	1,411,874	1,351,893
Allowance for loan losses	(16,872)	(13,229)
Deferred costs and fees, net	(3,425)	(3,273)
Premiums on purchased loans, net	1,493	955
Total loans receivable, net	$1,393,070	$1,336,346

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington and near the loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado,  Arizona, and just recently, Minnesota and Nevada.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At March 31, 2020, the Bank held approximately $706.4 million in loans that qualify as collateral for FHLB advances, compared to approximately $646.1 million at December 31, 2019. The Bank held approximately $327.4 million in loans that qualify as collateral for the Federal Reserve Bank line of credit at March 31, 2020, compared to approximately $318.8 million at December 31, 2019.

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

One-to-Four-Family Real Estate Lending. One-to-four-family residential loans include owner occupied properties (including second homes), and non-owner occupied properties with four or less units. These loans originated by the Company or purchased from banks are secured by first mortgages on one-to-four-family residences in our market areas that the Company intends to hold (excludes loans held for sale).

Multi-Family Lending. Apartment term lending (five or more units) to current banking customers and community reinvestment loans for low to moderate income individuals in the Company’s footprint.

Consumer Loans

Indirect Home Improvement. Fixture secured loans for home improvement are originated by the Company through its network of home improvement contractors and dealers and are secured by the personal property installed in, on, or at the borrower’s real property, and may be perfected with a UCC‑2 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, pools, and other home fixture installations, including solar related home improvement projects.

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

The following tables detail activity in the allowance for loan losses by loan categories at or for the three months ended March 31, 2020 and 2019:

	At or For the Three Months Ended March 31, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$6,206	$3,766	$3,254	$3	$13,229
Provision for loan losses	1,019	660	824	1,183	3,686
Charge-offs	—	(370)	(11)	—	(381)
Recoveries	18	143	177	—	338
Net recoveries (charge-offs)	18	(227)	166	—	(43)
Ending balance	$7,243	$4,199	$4,244	$1,186	$16,872
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$231	$—	$—	$246
Loans collectively evaluated for impairment	7,228	3,968	4,244	1,186	16,626
Ending balance	$7,243	$4,199	$4,244	$1,186	$16,872
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,528	$664	$—	$—	$3,192
Loans collectively evaluated for impairment	860,148	334,431	214,103	—	1,408,682
Ending balance	$862,676	$335,095	$214,103	$—	$1,411,874

	At or For the Three Months Ended March 31, 2019
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$5,761	$3,351	$3,191	$46	$12,349
Provision (recapture) for loan losses	24	114	691	(79)	750
Charge-offs	—	(250)	(1,152)	—	(1,402)
Recoveries	—	148	—	—	148
Net charge-offs	—	(102)	(1,152)	—	(1,254)
Ending balance	$5,785	$3,363	$2,730	$(33)	$11,845
Period end amount allocated to:
Loans individually evaluated for impairment	$173	$160	$—	$—	$333
Loans collectively evaluated for impairment	5,612	3,203	2,730	(33)	11,512
Ending balance	$5,785	$3,363	$2,730	$(33)	$11,845
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,156	$457	$431	$—	$2,044
Loans collectively evaluated for impairment	832,259	283,959	178,808	—	1,295,026
Ending balance	$833,415	$284,416	$179,239	$—	$1,297,070

Non-accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on non-accrual once the loan is 90 days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, or as required by regulatory authorities.  The exception is the legacy Anchor Bank credit card portfolio which is serviced externally and loans are manually placed on non-accrual once the credit card payment is 90 days past due.

As a result of the negative impact on employment from the COVID-19 pandemic, we are anticipating higher levels of financial hardship for our customers, which we expect will lead to higher levels of forbearance, delinquency and defaults. We expect that, left unabated, this deterioration in forbearance, delinquency and default rates will persist until such time as the economy and employment return to relatively normal levels. We assist customers with an array of payment programs during periods of financial hardship, including forbearance. Forbearance allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is repaid over a specified time period when the loan re-enters repayment status.

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans at March 31, 2020 and December 31, 2019:

	March 31, 2020
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$220,509	$220,509	$1,083
Construction and development	—	—	—	—	168,658	168,658	—
Home equity	204	289	220	713	36,790	37,503	220
One-to-four-family	2,203	—	1,112	3,315	302,121	305,436	1,225
Multi-family	—	—	—	—	130,570	130,570	—
Total real estate loans	2,407	289	1,332	4,028	858,648	862,676	2,528
CONSUMER LOANS
Indirect home improvement	654	266	171	1,091	260,475	261,566	533
Marine	14	—	124	138	69,335	69,473	124
Other consumer	22	12	2	36	4,020	4,056	7
Total consumer loans	690	278	297	1,265	333,830	335,095	664
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	149,086	149,086	—
Warehouse lending	—	—	—	—	65,017	65,017	—
Total commercial business loans	—	—	—	—	214,103	214,103	—
Total loans	$3,097	$567	$1,629	$5,293	$1,406,581	$1,411,874	$3,192

	December 31, 2019
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$210,749	$210,749	$1,086
Construction and development	533	—	—	533	179,121	179,654	—
Home equity	109	—	185	294	37,873	38,167	190
One-to-four-family	894	114	1,150	2,158	259,381	261,539	1,264
Multi-family	—	—	—	—	133,931	133,931	—
Total real estate loans	1,536	114	1,335	2,985	821,055	824,040	2,540
CONSUMER LOANS
Indirect home improvement	692	227	147	1,066	253,625	254,691	468
Marine	15	—	—	15	67,164	67,179	—
Other consumer	71	2	20	93	4,247	4,340	25
Total consumer loans	778	229	167	1,174	325,036	326,210	493
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	140,531	140,531	—
Warehouse lending	—	—	—	—	61,112	61,112	—
Total commercial business loans	—	—	—	—	201,643	201,643	—
Total loans	$2,314	$343	$1,502	$4,159	$1,347,734	$1,351,893	$3,033

There were no loans 90 days or more past due and still accruing interest at March 31, 2020, or at December 31, 2019.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for loan losses has been provided and loans for which no allowance was provided at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Commercial	$1,094	$1,083	$—
Home equity	271	220	—
One-to-four-family	1,193	1,165	—
Consumer loans:
Other consumer	5	5	—
	2,563	2,473	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	533	533	187
Marine	124	124	43
Other consumer	2	2	1
	720	719	246
Total	$3,283	$3,192	$246

	December 31, 2019
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Commercial	$1,097	$1,086	$—
Home equity	278	225	—
One-to-four-family	1,293	1,264
Consumer loans
Other consumer	17	17	—
	2,685	2,592	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	468	468	164
Other consumer	8	8	3
	537	536	182
Total	$3,222	$3,128	$182

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three months ended March 31, 2020 and 2019:

	At or For the Three Months Ended
	March 31, 2020		March 31, 2019
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$1,084	$8	$—	$—
Home equity	220	—	267	—
One-to-four-family	1,230	5	830	15
Consumer loans:
Other consumer	5	—	—	—
Commercial business loans:
Commercial and industrial	—	—	431	—
	2,539	13	1,528	15
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	60	—	1,156	—
Consumer loans:
Indirect	548	13	441	9
Marine	41	—	13	—
Other consumer	1	—	5	—
Commercial business loans:
Commercial and industrial	—	—	1,152	7
	650	13	2,767	16
Total	$3,189	$26	$4,295	$31

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

The following tables summarize risk rated loan balances by category at the dates indicated:

	March 31, 2020
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$168,015	$46,802	$3,675	$2,017	$—	$—	$220,509
Construction and development	165,848	2,810	—	—	—	—	168,658
Home equity	37,283	—	—	220	—	—	37,503
One-to-four-family	304,046	165	—	1,225	—	—	305,436
Multi-family	130,570	—	—	—	—	—	130,570
Total real estate loans	805,762	49,777	3,675	3,462	—	—	862,676
CONSUMER LOANS
Indirect home improvement	261,033	—	—	533	—	—	261,566
Marine	69,349	—	—	124	—	—	69,473
Other consumer	4,049	—	—	7	—	—	4,056
Total consumer loans	334,431	—	—	664	—	—	335,095
COMMERCIAL BUSINESS LOANS
Commercial and industrial	105,396	32,119	8,058	3,513	—	—	149,086
Warehouse lending	61,202	3,815	—	—	—	—	65,017
Total commercial business loans	166,598	35,934	8,058	3,513	—	—	214,103
Total loans receivable, gross	$1,306,791	$85,711	$11,733	$7,639	$—	$—	$1,411,874

	December 31, 2019
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$203,703	$2,274	$3,686	$1,086	$—	$—	$210,749
Construction and development	177,109	2,545	—	—	—	—	179,654
Home equity	37,942	—	35	190	—	—	38,167
One-to-four-family	259,580	635	60	1,264	—	—	261,539
Multi-family	127,792	6,139	—	—	—	—	133,931
Total real estate loans	806,126	11,593	3,781	2,540	—	—	824,040
CONSUMER LOANS
Indirect home improvement	254,223	—	—	468	—	—	254,691
Marine	67,179	—	—	—	—	—	67,179
Other consumer	4,315	—	—	25	—	—	4,340
Total consumer loans	325,717	—	—	493	—	—	326,210
COMMERCIAL BUSINESS LOANS
Commercial and industrial	125,025	10,435	1,442	3,629	—	—	140,531
Warehouse lending	61,112	—	—	—	—	—	61,112
Total commercial business loans	186,137	10,435	1,442	3,629	—	—	201,643
Total loans receivable, gross	$1,317,980	$22,028	$5,223	$6,662	$—	$—	$1,351,893

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $1.49 billion and $1.46 billion at March 31, 2020 and December 31, 2019, respectively.

The following tables summarize servicing rights activity for the three months ended March 31, 2020 and 2019:

	At or For the Three Months Ended
	March 31,
	2020	2019
Beginning balance	$11,560	$10,429
Additions	1,185	844
Servicing rights amortized	(1,605)	(639)
Impairment of servicing rights	(514)	(23)
Ending balance	$10,626	$10,611

The fair market value of the servicing rights’ assets was $10.9 million and $13.3 million at March 31, 2020 and December 31, 2019, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At March 31,	At December 31,
Key assumptions:	2020	2019
Weighted average discount rate	9.1%	9.7%
Conditional prepayment rate (“CPR”)	23.3%	17.1%
Weighted average life in years	3.9	5.1

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan.  The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at March 31, 2020 and December 31, 2019:

		March 31, 2020	December 31, 2019
Aggregate portfolio principal balance		$1,490,874	$1,463,732
Weighted average rate of note		4.2%	4.2%

At March 31, 2020	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	23.3%	31.9%	36.4%
Fair value MSR	$10,855	$8,638	$7,796
Percentage of MSR	0.7%	0.6%	0.5%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$10,855	$10,706	$10,561
Percentage of MSR	0.7%	0.7%	0.7%

At December 31, 2019	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	17.1%	24.6%	32.5%
Fair value MSR	$13,255	$10,582	$8,674
Percentage of MSR	0.9%	0.7%	0.6%

Discount rate	9.7%	10.2%	10.7%
Fair value MSR	$13,255	$13,037	$12,826
Percentage of MSR	0.9%	0.9%	0.9%

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

The Company recorded $977,000 and $802,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended March 31, 2020 and 2019, respectively. The income, net of amortization, or the reduction in income, if MSR amortization is greater than servicing fees, is reported in noninterest income on the Consolidated Statements of Income.

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

Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements. The Company's objectives in using certain interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR-based FHLB borrowings and brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the LIBOR portion of the series of future adjustable rate borrowings and deposits over the term of the interest rate swap. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from management’s assessment of hedge effectiveness. The Company tests for hedging effectiveness on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company has not recorded any hedge ineffectiveness since inception.  The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as other assets and other liabilities, respectively, on the Consolidated Balance Sheets.

The net unrealized loss on cash flow hedges recorded in accumulated other comprehensive income was $825,000 and $0, net of tax, at March 31, 2020 and December 31, 2019, respectively.  The Company reclassified expense of $1,000 and $0 from accumulated other comprehensive income to interest expense related to these cash flow hedges for the three months ended March 31, 2020 and March 31, 2019, respectively.  The Company expects that approximately $188,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months related to these cash flow hedges.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	March 31, 2020
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$60,000	$—	$1,051
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	207,564	4,291	—
Mandatory and best effort forward commitments with investors	60,368	—	181
Forward TBA mortgage-backed securities	248,000	—	3,723

	December 31, 2019
		Fair Value
Non-hedging derivatives:	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$33,914	$557	$—
Mandatory and best effort forward commitments with investors	43,752	—	195
Forward TBA mortgage-backed securities	46,000	—	8

At March 31, 2020 and December 31, 2019, the Company had $248.0 million and $46.0 million of TBA trades with counterparties that required margin collateral of $5.3 million and $1.2 million, respectively.  At March 31, 2020, and December 31, 2019, interest rate swaps designated as cash flow hedges required margin collateral of $910,000 and $0.0, respectively. This restricted cash collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the non-hedging derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $1.7 million and $299,000 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 - LEASES

The Company has operating leases for retail bank and home lending branches, and certain equipment. The Company’s leases have remaining lease terms of one month to seven years and six months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
Lease cost:	March 31, 2020	March 31, 2019
Operating lease cost	$343	$308
Short-term lease cost	8	46
Total lease cost	$351	$354

The following table provides supplemental information related to operating leases at or for the three months ended March 31, 2020 and 2019:

Cash paid for amounts included in the measurement	At or For the Three Months Ended		At or For the Three Months Ended
of lease liabilities:	March 31, 2020		March 31, 2019
Operating cash flows from operating leases	$336		$334
Weighted average remaining lease term- operating leases	5.2	years	5.8	years
Weighted average discount rate- operating leases	2.97%		3.08%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at March 31, 2020 for future periods are as follows:

Remainder of 2020	$944
2021	1,169
2022	1,065
2023	674
2024	614
Thereafter	884
Total lease payments	5,350
Less imputed interest	(452)
Total	$4,898

The Company has secured one new lease commencing between April 1, 2020 and June 30, 2020.  The initial lease term is 60 months and includes one option to extend for five years.  This lease was not included in the ROU assets or operating lease liabilities at March 31, 2020.

NOTE 7 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three months ended March 31, 2020 and 2019:

	At or For the Three Months Ended
	March 31,
	2020	2019
Beginning balance	$168	$689
Additions	—	77
Gross proceeds from sale of OREO	(76)	(684)
(Loss) gain on sale of OREO	(2)	85
Ending balance	$90	$167

There was one OREO property in the amount of $90,000 at March 31, 2020, and two OREO properties totaling $167,000 at March 31, 2019.  There were no holding costs for the three months ended March 31, 2020, compared to $4,000 for the three months ended March 31, 2019.

There were $1.2 million in mortgage loans collateralized by residential real estate property in the process of foreclosure at March 31, 2020.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Noninterest-bearing checking	$267,966	$260,131
Interest-bearing checking	208,952	177,972
Savings	123,052	118,845
Money market	303,405	270,489
Certificates of deposit less than $100,000	263,787	277,988
Certificates of deposit of $100,000 through $250,000	176,322	181,402
Certificates of deposit of $250,000 and over	85,185	92,110
Escrow accounts related to mortgages serviced	17,600	13,471
Total	$1,446,269	$1,392,408

Federal Reserve regulations require that the Bank maintain reserves in the form of cash on hand when there are deposit balances with the Federal Reserve Bank based on a percentage of deposits. At March 31, 2020 and December 31, 2019, the Bank had no reserve requirement based on its reserve calculation.

Scheduled maturities of time deposits at March 31, 2020 for future periods ending are as follows:

At March 31, 2020
Maturing in 2020	$273,650
Maturing in 2021	152,427
Maturing in 2022	63,458
Maturing in 2023	15,111
Maturing in 2024	17,505
Thereafter	3,143
Total	$525,294

Interest expense by deposit category for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31,
	2020	2019
Interest-bearing checking	$136	$196
Savings and money market	826	763
Certificates of deposit	2,845	2,751
Total	$3,807	$3,710

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

The following table provides a summary of the Company’s commitments at March 31, 2020 and December 31, 2019:

COMMITMENTS TO EXTEND CREDIT	March 31,	December 31,
REAL ESTATE LOANS	2020	2019
Commercial	$1,332	$247
Construction and development	106,862	95,031
One-to-four-family (includes locks for salable loans)	218,244	39,697
Home equity	46,558	47,880
Multi-family	630	622
Total real estate loans	373,626	183,477
CONSUMER LOANS	22,331	22,176
COMMERCIAL BUSINESS LOANS
Commercial and industrial	82,202	72,731
Warehouse lending	26,983	33,888
Total commercial business loans	109,185	106,619
Total commitments to extend credit	$505,142	$312,272

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $312,000 at March 31, 2020 and $293,000 at December 31, 2019. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through March 31, 2020, the total loans sold to the FHLB were $60.7 million with the FLA totaling $938,000 and the CE obligation at $811,000 or 1.3% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $272,000, which is a part of the off-balance sheet holdback for loans sold. At March 31, 2020, there were $482,000 of loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date, compared to none at December 31, 2019.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.3 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2020, and $1.2 million at December 31, 2019, which is included in other liabilities on the Consolidated Balance Sheets.

The Company has entered into a severance agreement with its Chief Executive Officer (“CEO”). The severance agreement, subject to certain requirements, generally includes a lump sum payment to the CEO equal to 24 months of base compensation in the event his employment is involuntarily terminated, other than for cause or the executive terminates his employment with good reason, as defined in the severance agreement.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at March 31, 2020.

NOTE 10 - FAIR VALUE MEASUREMENTS

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

Derivative Instruments - Fair values for derivative assets and liabilities are measured on a recurring basis.  The primary use of derivative instruments is related to the mortgage banking activities of the Company.  The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-though rate assumptions based on historical information, where appropriate.  TBA mortgage-backed securities are fair valued on similar contracts in active markets (Level 2), while locks and forwards with customers and investors are fair valued using similar contracts in the market and changes in the market interest rates (Level 2 and 3).  Derivative instruments not related to mortgage banking activities include interest rate swap agreements.  The fair values of interest rate swap agreements are based on valuation models using observable market data as of the measurement date (Level 2).  The Company’s derivatives are traded in an over-the-counter market where quoted market prices are not always available.  Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs.  The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position.  The majority of market inputs are actively quoted and can be validated through external sources, including market transactions and third-party pricing services.  The fair values of all interest rate swaps are determined from third-party pricing services without adjustment.

Impaired Loans - Fair value adjustments to impaired collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models, which contain management’s assumptions. Management will utilize discounted cashflow impairment for troubled debt restructures when the change in terms results in a discount to the overall cashflows to be received (Level 3).

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

The following tables present securities available-for-sale, mortgage loans held for sale, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At March 31, 2020
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$7,127	$—	$7,127
Corporate securities	—	18,815	1,036	19,851
Municipal bonds	—	31,271	135	31,406
Mortgage-backed securities	—	76,733	—	76,733
U.S. Small Business Administration securities	—	21,349	—	21,349
Mortgage loans held for sale, at fair value	—	115,632	—	115,632
Derivatives:
Interest rate lock commitments with customers	—	—	4,291	4,291
Total assets measured at fair value	$—	$270,927	$5,462	$276,389
Financial Liabilities
Derivatives:
Individual forward sale commitments with investors	$—	$(3,723)	$(181)	$(3,904)
Interest rate swaps	—	(1,051)	—	(1,051)
Total liabilities measured at fair value	$—	$(3,723)	$(181)	$(3,904)

Financial Assets	At December 31, 2019
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$9,066	$—	$9,066
Corporate securities	—	9,546	1,024	10,570
Municipal bonds	—	20,982	138	21,120
Mortgage-backed securities	—	62,850	—	62,850
U.S. Small Business Administration securities	—	22,451	—	22,451
Mortgage loans held for sale, at fair value	—	69,699	—	69,699
Derivatives:
Interest rate lock commitments with customers	—	—	557	557
Total assets measured at fair value	$—	$194,594	$1,719	$196,313
Financial Liabilities
Derivatives:
Individual forward sale commitments with investors	$—	$(8)	$(195)	$(203)
Total liabilities measured at fair value	$—	$(8)	$(195)	$(203)

The following tables present impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$3,192	$3,192
OREO	—	—	90	90
Servicing rights	—	—	10,855	10,855

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$3,128	$3,128
OREO	—	—	168	168
Servicing rights	—	—	13,255	13,255

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		March 31,	December 31,
Instruments	Techniques	Inputs	Range	2020	2019
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	91.5%	94.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	91.5%	94.5%
Corporate securities	Discounted cash flows	Discount rate	1.6%	1.6%	2.1%
Municipal bonds	Discounted cash flows	Discount rate	2.5% - 2.6%	2.6%	3.4%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	23.3%	17.1%

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

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three  months ended March 31, 2020 and 2019:

		Purchases				Net change	Net change
	Beginning	and	Sales and	Transfers	Ending	in fair value	in fair value
2020	Balance	Issuances	Settlements	In	Balance	for gains/(losses) (1)	for gains (2)
Interest rate lock commitments with customers	$557	$7,411	$(3,677)	$—	$4,291	$3,734	$—
Individual forward sale commitments with investors	(195)	(531)	545	—	(181)	14	—
Securities available-for-sale, at fair value	1,162	12	(3)	—	1,171	—	12
2019
Interest rate lock commitments with customers	$503	$1,931	$(1,748)	$—	$686	$183	$—
Individual forward sale commitments with investors	(34)	(162)	100	—	(96)	(62)	—

__________________________

(1) Relating to items held at end of period included in income.

(2) Relating to items held at end of period included in other comprehensive income.

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded within other noninterest income or noninterest expense.

The following table provides estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019, whether or not recognized at fair value on the Consolidated Balance Sheets:

	March 31,		December 31,
	2020		2019
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$48,921	$48,921	$45,778	$45,778
Certificates of deposit at other financial institutions	17,926	17,926	20,902	20,902
Level 2 inputs:
Securities available-for-sale, at fair value	155,295	155,295	124,895	124,895
Loans held for sale, at fair value	115,632	115,632	69,699	69,699
FHLB stock, at cost	10,921	10,921	8,045	8,045
Accrued interest receivable	6,326	6,326	5,908	5,908
Level 3 inputs:
Securities available-for-sale, at fair value	1,171	1,171	1,162	1,162
Loans receivable, gross	1,411,874	1,413,954	1,351,893	1,377,408
Servicing rights, held at lower of cost or fair value	10,626	10,855	11,560	13,255
Fair value interest rate locks with customers	4,291	4,291	557	557
Financial Liabilities
Level 2 inputs:
Deposits	1,446,269	1,452,760	1,392,408	1,385,658
Borrowings	159,114	163,294	84,864	85,268
Subordinated note	9,890	10,599	9,885	10,599
Accrued interest payable	293	293	273	273
Paired off commitments with investors	112	112	71	71
Interest rate swaps	1,051	1,051	—	—
Individual forward sale commitments with investors	3,723	3,723	8	8
Level 3 inputs:
Individual forward sale commitments with investors	181	181	195	195

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at March 31, 2020 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended March 31, 2020 and 2019 was $325,000 and $321,000, respectively.

Shares held by the ESOP at March 31, 2020 and 2019 were as follows (shown as actual):

	Balances	Balances
	at March 31, 2020	at March 31, 2019
Allocated shares	189,511	176,809
Committed to be released shares	6,480	6,480
Unallocated shares	45,362	71,283
Total ESOP shares	241,353	254,572

Fair value of unallocated shares (in thousands)	$2,276	$3,530

NOTE 12 - EARNINGS PER SHARE

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	At or For the Three Months Ended March 31,
Numerator (in thousands):	2020	2019
Net income	$5,167	$5,192
Dividends and undistributed earnings allocated to participating securities	(56)	—
Net income available to common shareholders	$5,111	$5,192
Denominator (shown as actual):
Basic weighted average common shares outstanding	4,391,499	4,355,307
Dilutive shares	87,419	138,119
Diluted weighted average common shares outstanding	4,478,918	4,493,426
Basic earnings per share	$1.16	$1.19
Diluted earnings per share	$1.14	$1.15
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	41,627	44,488

NOTE 13 - STOCK-BASED COMPENSATION

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

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The Plan provided for the grant of stock options and RSAs.  The 2013 Plan authorized the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 stock options were granted with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of May 8, 2014, of $16.89 per share.  The 2013 Plan authorized the grant of RSAs totaling 129,605 shares to Company directors, advisory directors, emeritus directors, officers, and employees, all of which have been granted.  All options and RSAs previously granted have vested as of March 31, 2020.

Total share-based compensation expense for the 2018 Plan was $224,000 for the three months ended March 31, 2020, and for the 2013 and 2018 Plans was $262,000 for the three months ended March 31, 2019.

Stock Options

Both plans consist of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Stock option awards generally vest at one year for independent directors or over five years for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At March 31, 2020, there were 336,345 and 6,013 stock option awards available to be granted under the 2018 Plan and the 2013 Plan, respectively.

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

The following table presents a summary of the Company’s stock option awards during the three months ended March 31, 2020 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2020	287,990	$36.98	6.77	$7,722,369
Granted	—	—	—	—
Less exercised	9,398	$16.89	—	$350,414
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2020	278,592	$37.65	6.57	$2,444,876

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	277,770	$37.60	6.57	$2,444,876

Exercisable at March 31, 2020	147,937	$22.53	4.63	$2,444,876

__________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At March 31, 2020, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options granted under both plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.7 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the stock based on the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares for the 2018 Plan generally vest at one-year for independent directors or over a five-year period for employees and officers beginning on the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the three months ended March 31, 2020 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2020	40,215	$53.64
Granted	—	$—
Less vested	—	$—
Forfeited or expired	—	—
Nonvested at March 31, 2020	40,215	$53.64

At March 31, 2020, there was $1.8 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.8 years.

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

The federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act.  This final rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  The community bank leverage ratio (“CBLR”) final rule was effective on January 1, 2020, and will allow qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy.  Banks opting into the CBLR framework will not be required to calculate or report risk-based capital.  A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets.  The final rule adopts Tier 1 capital and the existing leverage ratio into the community bank leverage ratio framework.  A bank electing the framework will not be subject to other capital and leverage requirements.  A bank electing the framework that ceases to meet any qualifying criteria in a future period and that has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements.  A bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  Among other things, the CARES Act directs federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal banking agencies issued two interim final rules implementing this directive.  One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

The Bank qualified and elected the CBLR framework as of March 31, 2020. The Tier 1 leverage-based capital ratio calculated for the Bank at March 31, 2020 was 11.3%, compared to 11.6% at December 31, 2019.  At March 31, 2020, the Bank had Tier 1 capital of $194.3 million and a minimum Tier 1 capital requirement of $138.0 million to be considered well capitalized under the CBLR framework. At December 31, 2019, The Bank had Tier 1 capital of $196.0 million and a minimum Tier 1 capital requirement of $84.8 million to be considered well capitalized for the Tier 1 leverage-based ratio under the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (“Basel III”) requirements. At March 31, 2020 and December 31, 2019, the Bank was categorized as well capitalized under applicable regulatory requirements.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Management believes, at March 31, 2020, that the Bank met all capital adequacy requirements.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2020, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at March 31, 2020 was 11.1%, compared to 11.3% at December 31, 2019.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to its commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At March 31, 2020, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. At March 31, 2020 and December 31, 2019, deposits totaled $1.45 billion and $1.39 billion, respectively. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as originating adjustable rate mortgage (“ARM”) loans held for investment. The majority of mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or FHLB of Des Moines, while the Company retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based primarily on the number of FTEs and assets within each segment for the three months ended March 31, 2020 and 2019:

	At or For the Three Months Ended March 31, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$1,181	$16,292	$17,473
Provision for loan losses	(559)	(3,127)	(3,686)
Noninterest income	5,158	3,733	8,891
Noninterest expense	(4,162)	(12,022)	(16,184)
Income before provision for income taxes	1,618	4,876	6,494
Provision for income taxes	(331)	(996)	(1,327)
Net income	$1,287	$3,880	$5,167
Total average assets for period ended	$327,441	$1,406,594	$1,734,035
FTEs	127	317	444

	At or For the Three Months Ended March 31, 2019
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$1,071	$16,618	$17,689
Provision for loan losses	(59)	(691)	(750)
Noninterest income	2,419	2,136	4,555
Noninterest expense	(3,304)	(11,493)	(14,797)
Income before provision for income taxes	127	6,570	6,697
Provision for income taxes	(29)	(1,476)	(1,505)
Net income	$98	$5,094	$5,192
Total average assets for period ended	$239,287	$1,375,574	$1,614,861
FTEs	112	314	426

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

NOTE 16 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at March 31, 2020 and December 31, 2019, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the purchase of four retail bank branches from Bank of America, National Association on January 22, 2016 (“Branch Purchase”).  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2019, and determined that no impairment of goodwill existed. No events or circumstances since the December 31, 2019 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed at March 31, 2020.

As of March 31, 2020, the Company had positive equity, however, if adverse economic conditions as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill. Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of March 31, 2020, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2019, and the three months ended March 31, 2020.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2018	$7,490	$(1,273)	$6,217
Amortization	—	(760)	(760)
Balance, December 31, 2019	7,490	(2,033)	5,457
Amortization	—	(176)	(176)
Balance, March 31, 2020	$7,490	$(2,209)	$5,281

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Merger on November 15, 2018 (“Anchor Acquisition”) and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $176,000 for the three months ended March 31, 2020, and $190,000 for the same period in 2019. Amortization expense for CDI is expected to be as follows at March 31, 2020:

Remainder of 2020	$530
2021	691
2022	691
2023	691
2024	621
Thereafter	2,057
Total	$5,281

NOTE 17 - REVENUE FROM CONTRACTS WITH CUSTOMERS

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

All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019.

(Dollars in thousands):	At or For the Three Months Ended March 31,
Noninterest income	2020	2019
In-scope of Topic 606:
Debit card interchange fees	$435	$423
Deposit service and account maintenance fees	266	271
Noninterest income (in-scope of Topic 606)	701	694
Noninterest income (out-of-scope of Topic 606)	8,190	3,861
Total noninterest income	$8,891	$4,555

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

NOTE 18 - COVID-19 PANDEMIC

In response to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our customers and the communities we serve.

The Company is following the Federal Housing Finance Agency guidelines for forbearance, foreclosure relief, and late payment reporting for the COVID-19 pandemic on all serviced loans and a modified format for portfolio loans.  As of May 5, 2020, the amount of one-to-four-family loans that have entered into forbearance agreements with the borrowers is $59.1 million for serviced loans and $20.7 million for portfolio loans, and the amount of consumer loans that we have entered into a skip pay/interest deferral agreements with the borrower is $8.2 million.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

The Company participated in the PPP and has secured 433 approvals and 414 fundings as of May 5, 2020 for borrowers in the communities we serve.  The Company has funded over $72.0 million in PPP loans to date.

We intend to utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company will pledge its PPP loans as collateral to obtain FRB non-recourse loans. The PPPLF will take the PPP loans as collateral at face value. As of May 5, 2020 the Company has borrowed $63.3 million under the PPPLF, with additional unused borrowing capacity of $9.6 million.

All of our branches are open via drive thru and by appointment; and to enhance health and safety measures, approximately 70% of our staff have been approved to work remotely, where feasible.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•

the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;

•	general economic conditions either nationally or in our market area, that are worse than expected;
•

the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our allowance for loan losses, and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the potential transition away from LIBOR toward new interest rate benchmarks;
•	increased competitive pressures among financial services companies;
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

•	adverse changes in the securities markets;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
•	costs and effects of litigation, including settlements and judgments;

•

disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

•	inability of key third-party vendors to perform their obligations to us; and
•

other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services, including the potential effects of the CARES Act, and other risks described elsewhere in this Form 10‑Q and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10‑K for the year ended December 31, 2019.

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

Highlights in Response to the COVID-19 Pandemic:

Due to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our customers and the communities we serve.

Paycheck Protection Program ("PPP") Participation.  The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP.  The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.  The Company has accepted more than 400 applications for PPP loans, including applications from new and existing customers who are small to midsize businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020.

We intend to utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company will pledge its PPP loans as collateral to obtain FRB non-recourse loans. The PPPLF will take the PPP loans as collateral at face value.

Allowance for Loan Losses and Loan Modifications

The Company recorded a provision of $3.7 million for the first quarter of 2020, compared to $750,000 in the first quarter a year ago due primarily to credit deterioration incurred but not yet evident reflecting the probable future impact of COVID-19 on the economy. As of March 31, 2020, the Bank had modified 66 loans totaling $12.5 million due to COVID-19 related issues. These modifications were not classified as TDRs at March 31, 2020 in accordance with the guidance of the CARES Act. The CARES Act provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Branch Operations and Additional Client Support

We have taken various steps to ensure the safety of our customers and our personnel.  Many of our employees are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site.   The Family First Coronavirus Response Act also provides additional flexibility to our employees to help navigate their individual challenges.

The COVID-19 pandemic has caused significant disruptions to our branch operations resulting in the implementation of various social distancing measures at the Company to address client and community needs, including branch lobby closures. To ensure the safety of our customers and employees, services are offered through drive up facilities and/or by appointment.

Overdraft and fee reversals are waived on a case-by-case basis. We are cautious when paying overdrafts beyond the client's total deposit relationship, overdraft protection options or their overdraft coverage limits.

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

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Western Washington communities, predominately, the Puget Sound area, and one loan production office located in the Tri-Cities, Washington.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At March 31, 2020, consumer loans represented 23.7% of the Company’s total gross loan portfolio, up from 21.9% at March 31, 2019.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, and siding replacement, solar panels, pools, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 85 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, and Arizona, with four contractor/dealers responsible for 49.7% of the funded loans dollar volume.  The Company funded $34.3 million, or approximately 2,000 loans during the quarter ended March 31, 2020. The following table details fixture secured loan originations by state for the periods indicated:

	For the Three Months Ended		For the Twelve Months Ended
	March 31, 2020		December 31, 2019
State	Amount	Percent	Amount	Percent
Washington	$14,801	43.1%	$66,834	41.9%
Oregon	8,048	23.5	43,036	27.0
California	7,836	22.8	34,027	21.4
Idaho	2,372	6.9	9,371	5.9
Colorado	908	2.6	3,493	2.2
Arizona	372	1.1	2,586	1.6
Total consumer loans	$34,337	100.0%	$159,347	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $285.6 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $1.9 million through the home lending segment during the three months ended March 31, 2020, of which $212.4 million were sold to investors. Of the loans sold to investors, $147.4 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At March 31, 2020, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $115.6 million, totaled $305.4 million, or 21.6%, of the total gross loan portfolio.  The Company purchased a pool of residential jumbo adjustable rate (“ARM”) loans in the first quarter of 2020 for $28.1 million.  Those loans are collateralized by residential properties located in the markets served and were purchased to supplement portfolio lending growth.

For the three months ended March 31, 2020, there were higher volumes of refinances and sales of one-to-four-family homes, compared to the prior years’ surge in construction loans due to lower housing inventories.  Residential construction and development lending, while not as common as other options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision of $3.7 million for the first  quarter of 2020, compared to $750,000 in the first quarter a year ago due primarily to the incurred but not yet reported credit deterioration due to the impact of  the COVID-19 pandemic, the increase in the loan portfolio due to organic growth and net charge-offs.

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

Derivatives and Hedging Activity. ASC 815, “Derivatives and Hedging,” requires that derivatives of the Company be recorded in the consolidated financial statements at fair value. Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets. Fair values for derivative assets and liabilities are measured on a recurring basis. The Company’s primary use of derivative instruments are related to the mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, TBA mortgage-backed securities trades and option contracts to mitigate the risk of the commitments to extend credit. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Income with offsets to other assets or other liabilities on the Consolidated Balance Sheets.

Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements accounted for as cash flow hedges. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as cash flow hedges, fair value adjustments related to the effective portion are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of cash flow hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income.

Fair Value. ASC 820, “Fair Value Measurements and Disclosures,” establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value.  Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).  For additional details, see “Note 10 - Fair Value Measurements” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax liabilities of $2.3 million and $2.0 million, at March 31, 2020 and December 31, 2019, respectively.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Assets. Total assets increased $134.1 million, or 7.8%, to $1.85 billion at March 31, 2020, compared to $1.71 billion at December 31, 2019, primarily due to increases in loans receivable, net of $56.7 million, loans held for sale of $45.9 million, and securities available-for-sale, at fair value of $30.4 million, partially offset by decreases in certificates of deposit at other financial institutions of $3.0 million, other assets of $1.0 million, and servicing rights of $934,000.  The increases in total assets were primarily funded by deposit growth and the use of FHLB advances.

Loans receivable, net increased $56.7 million to $1.39 billion at March 31, 2020, from $1.34 billion at December 31, 2019. Total real estate loans increased $38.6 million, including increases in one-to-four-family portfolio loans of $43.9 million, which includes the $28.1 million purchase of ARM loans, and commercial real estate loans of $9.8 million, partially offset by decreases in construction and development of $11.0 million and multi-family loans of $3.4 million. Undisbursed construction and development loan commitments increased $11.8 million, or 12.4%, to $106.9 million at March 31, 2020, as compared to $95.0 million at December 31, 2019. Commercial business loans increased $12.5 million, due to increases in commercial and industrial loans of $8.6 million, of which $3.7 million was associated with the purchase of a U.S. Department of Agriculture guaranteed loan, and warehouse lending of $3.9 million.  Consumer loans increased $8.9 million, primarily due to increases of $6.9 million in indirect home improvement loans and $2.3 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $45.9 million, or 65.9%, to $115.6 million at March 31, 2020, from $69.7 million at December 31, 2019. The Company continues to build its home lending operations and strategically add production staff in the markets we serve.  In addition, lower market interest rates have increased the volume of refinance activity which subsequently increased the balance of loans held for sale.

One-to-four-family loan originations, including $259.2 million of loans originated for sale, $24.5 million of portfolio loans including first and second liens, and $1.9 million of loans brokered to other institutions, increased $141.9 million, or 98.8% to $285.6 million during the three months ended March 31, 2020, compared to $143.7 million during the three months ended March 31, 2019.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended		Year	Year
	March 31, 2020		March 31, 2019		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$114,652	40.1%	$105,518	73.4%	$9,134	8.7
Refinance	170,950	59.9	38,155	26.6	132,795	348.0
Total	$285,602	100.0%	$143,673	100.0%	$141,929	98.8

During the three months ended March 31, 2020, the Company sold $212.4 million of one-to-four-family loans, compared to sales of $130.9 million for the same period one year ago. In addition, the cash margin on loans sold increased to 1.71% for the three months ended March 31, 2020, compared to 1.51% for the three months ended March 31, 2019.  Margin reported is based on actual loans sold into the secondary market and the related value of capitalized servicing, partially offset by recognized deferred loans fees and capitalized expenses.  The gross cash margins on loans sold, excluding capitalized costs and deferred fees, were 3.50% and 3.06% for the three months ended March 31, 2020 and 2019, respectively.

The ALLL was $16.9 million, or 1.20% of gross loans receivable, excluding loans held for sale at March 31, 2020, compared to $13.2 million, or 0.98% of gross loans receivable, excluding loans held for sale at December 31, 2019.  Substandard loans increased to $7.6 million at March 31, 2020, compared to $6.7 million at December 31, 2019. This increase in substandard loans was mostly driven by the down grade of a commercial real estate loan in the amount of $934,000 which was unrelated to the COVID-19 pandemic.  Non-performing loans, consisting solely of non-accruing loans 90 days or more past due, increased to $3.2 million at March 31, 2020, from $3.0 million at December 31, 2019.  At March 31, 2020, non-performing loans consisted of $1.2 million in one-to-four-family loans, $1.1 million in commercial real estate loans, $533,000 of indirect home improvement loans, $220,000 of home equity loans, $124,000 of marine loans, and $7,000 of other consumer loans. The ratio of non-performing loans to total gross loans was 0.23% at March 31, 2020, compared to 0.22% at December 31, 2019. There was one OREO property in the amount of $90,000 at March 31, 2020, and two OREO properties totaling $168,000 at December 31, 2019.

In accordance with acquisition accounting, the allowance does not include the recorded discount on loans acquired in the Anchor Acquisition of $2.3 million and $2.7 million on $178.2 million and $198.5 million of gross loans at March 31, 2020 and December 31, 2019, respectively.

In response to the COVID-19 pandemic, the commercial lending team identified risk rating downgrades at March 31, 2020, of $84.4 million of loans based on the type of industry listed in the table below.  Management downgraded $76.3 million to Watch, $6.8 million to Special Mention, and $1.3 million to Substandard.

Loans by type of industry downgraded as a result of the COVID-19 pandemic are as follows:

Loan Types:	At March 31, 2020
Hospitality	$15,578
Transportation	5,111
Food and beverage	12,988
Manufacturing	18,122
Other	32,600
Total	$84,399

Additionally, management increased the economic factors of the ALLL associated with the consumer portfolio based on the growing unemployment reports.  Management recognizes the potential impact on all of our customers and will continue to assess and evaluate our level of reserves against our homogenous residential and consumer portfolios during the COVID-19 pandemic.

Liabilities. Total liabilities increased $133.5 million to $1.65 billion at March 31, 2020, from $1.51 billion at December 31, 2019, primarily due to increases of $74.3 million in borrowings and $53.9 million in deposits.

Total deposits increased $53.9 million to $1.45 billion at March 31, 2020, from $1.39 billion at December 31, 2019. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $42.9 million to $494.5 million at March 31, 2020, from $451.6 million at December 31, 2019, primarily due to a $31.0 million increase in interest-bearing checking, a $7.8 million increase in noninterest-bearing checking, and a $4.1 million increase in escrow deposits.  Money market and savings accounts increased $37.1 million to $426.5 million at March 31, 2020, from $389.3 million at December 31, 2019. Time deposits decreased $26.2 million to $525.3 million at March 31, 2020, from $551.5 million at December 31, 2019. Non-retail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds decreased $17.4 million to $128.8 million at March 31, 2020, compared to $146.2 million at December 31, 2019, primarily due to an $18.0 million decreases in brokered CDs.  Management remains focused on increasing its lower cost relationship-based deposits to fund long-term asset growth.

Deposits are summarized as follows at the periods indicated:

	March 31,	December 31,
	2020 (1)(2)	2019(1)(2)
Noninterest-bearing checking	$267,966	$260,131
Interest-bearing checking	208,952	177,972
Savings	123,052	118,845
Money market (3)	303,405	270,489
Certificates of deposit less than $100,000(4)	263,787	277,988
Certificates of deposit of $100,000 through $250,000	176,322	181,402
Certificates of deposit of $250,000 and over(5)	85,185	92,110
Escrow accounts related to mortgages serviced	17,600	13,471
Total	$1,446,269	$1,392,408

__________________________

(1)	Includes $113.7 million of deposits at March 31, 2020 from the Branch Purchase and $117.1 million at December 31, 2019.
(2)	Includes $282.4 million and $299.0 million of deposits at March 31, 2020 and December 31, 2019, respectively, from the Anchor Acquisition.
(3)	Includes $20.0 million and $6.2 million of brokered deposits at March 31, 2020 and December 31, 2019, respectively.
(4)	Includes $123.4 and $141.4 million of brokered deposits at March 31, 2020 and December 31, 2019, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit.

Borrowings increased $74.3 million to $159.1 million at March 31, 2020, from $84.9 million at December 31, 2019, primarily related to the use of FHLB advances in relation to the fluctuating activity in deposits.

Management entered into two liability interest rate swap arrangements in the first quarter of 2020 to lock the expense costs associated with $30.0 million in deposits and $30.0 million in borrowings.  The average cost of these $60 million in notional pay fixed for four years interest rate swap agreements was 91 basis points for which the Bank will pay a fixed rate of 91 basis points to the interest rate swap counterparty, compared to the quarterly reset of three month LIBOR that will adjust quarterly.  Management will continue to implement processes to match balance sheet funding duration and minimize interest rate risk and costs.

Stockholders’ Equity. Total stockholders’ equity increased $587,000 to $200.8 million at March 31, 2020, from $200.2 million at December 31, 2019. The increase in stockholders’ equity during the three months ended March 31, 2020, was primarily due to net income of $5.2 million and $1.0 million of other comprehensive income, net, partially offset by the common stock repurchase of $5.4 million.  The Company repurchased 136,243 shares of its common stock during the three months ended March 31, 2020, at an average price of $39.30 per share. Book value per common share was $47.29 at March 31, 2020, compared to $45.85 at December 31, 2019.

We calculated book value based on common shares outstanding of 4,332,196 at March 31, 2020, less 40,215 unvested restricted stock shares, and 45,362 of unallocated ESOP shares for the reported common shares outstanding of 4,246,619. Common shares outstanding was calculated using 4,459,041 shares at December 31, 2019, less 40,215 unvested restricted stock shares, and 51,842 of unallocated ESOP shares for the reported common shares outstanding of 4,366,984.

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

General. Net income was virtually unchanged at $5.2 million for the three months ended March 31, 2020, and the three months ended March 31, 2019.  Net income for the three months ended March 31, 2020 was primarily impacted by a $4.3 million, or 95.2% increase in noninterest income, partially offset by a $3.2 million, or 18.6% decrease in net interest income after provision for loan losses and a $1.4 million, or 9.4% increase in noninterest expense.   Earnings for the quarter also reflect the impact of the COVID-19 pandemic which resulted in the closing of businesses in the market areas we operate.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2020			March 31, 2019
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,420,227	$20,740	5.87%	$1,348,418	$21,109	6.35%
Mortgage-backed securities	66,670	383	2.31%	46,786	320	2.77%
Investment securities	69,590	446	2.58%	52,864	375	2.88%
Federal Home Loan Bank stock	8,259	107	5.21%	8,930	130	5.90%
Interest-bearing deposits at other financial institutions	69,763	273	1.57%	68,169	377	2.24%
Total interest-earning assets	1,634,509	21,949	5.40%	1,525,167	22,311	5.93%
Noninterest-earning assets	99,526			89,694
Total assets	$1,734,035			$1,614,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$405,354	$826	0.82%	$395,315	$763	0.78%
Interest-bearing checking	180,472	136	0.30%	163,244	196	0.49%
Certificates of deposit	545,293	2,845	2.10%	495,590	2,751	2.25%
Borrowings	92,611	497	2.16%	110,445	744	2.73%
Subordinated note	9,887	172	7.00%	9,867	168	6.91%
Total interest-bearing liabilities	1,233,617	4,476	1.46%	1,174,461	4,622	1.60%
Noninterest-bearing accounts	273,442			239,598
Other noninterest-bearing liabilities	23,806			17,082
Stockholders’ equity	203,170			183,720
Total liabilities and stockholders’ equity	$1,734,035			$1,614,861
Net interest income		$17,473			$17,689
Net interest rate spread			3.94%			4.34%
Net earning assets	$400,892			$350,706
Net interest margin			4.30%			4.70%
Average interest-earning assets to average interest-bearing liabilities	132.50%			129.86%

_______________________

(1)	Includes loans held for sale.

Net Interest Income. Net interest income decreased $216,000 to $17.5 million for the three months ended March 31, 2020, from $17.7 million for the three months ended March 31, 2019. This decline was primarily due to a $369,000, or 1.7% decrease in loans receivable interest income, impacted by the reduction of higher interest rate and recognition of deferred fee income loans, particularly construction and development loans, and the impact of refinances of one-to-four-family loans, partially offset by a $247,000, or 33.2% reduction in interest expense on borrowings, primarily due to the reduction of interest rates for the use of FHLB advances and FHLB federal funds.

The net interest margin (“NIM”) decreased 40 basis points to 4.30% for the three months ended March 31, 2020, from 4.70% for the same period in the prior year.  The decrease in NIM was primarily impacted by lower note rates on recent fixed-rate real estate loan originations and adjustable-rate commercial loans. Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the three months ended March 31, 2020, decreased $362,000, to $21.9 million, from $22.3 million for the three months ended March 31, 2019. The decrease during the period was primarily attributable to a 53 basis point decrease in the average yield on interest-earning assets to 5.40% for the three months ended March 31, 2020, compared to 5.93% for the three months ended March 31, 2019. The decrease in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the reduction of higher interest rate and fee income loans, particularly construction and development loans, and the impact of refinances of one-to-four-family loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,420,227	5.87%	$1,348,418	6.35%	$(369)
Mortgage-backed securities	66,670	2.31	46,786	2.77	63
Investment securities	69,590	2.58	52,864	2.88	71
FHLB stock	8,259	5.21	8,930	5.90	(23)
Interest-bearing deposits at other financial institutions	69,763	1.57	68,169	2.24	(104)
Total interest-earning assets	$1,634,509	5.40%	$1,525,167	5.93%	$(362)

Interest Expense. Interest expense decreased $146,000, to $4.5 million for the three months ended March 31, 2020, from $4.6 million for the same prior year period, primarily due to decreased interest expense on borrowings of $247,000, partially offset by an increase in interest expense on deposits of $97,000. The average cost of funds for total interest-bearing liabilities decreased 14 basis points to 1.46% for the three months ended March 31, 2020, from 1.60% for the three months ended March 31, 2019.  The decrease was predominantly due to repricing CD deposits and lowered borrowing interest expense, primarily due to the reduction of interest rates for the use of FHLB advances and FHLB federal funds. The average cost of total deposits decreased four basis points to 1.09%, for the three months ended March 31, 2020, compared to 1.13%, for the three months ended March 31, 2019, reflecting lower market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$405,354	0.82%	$395,315	0.78%	$63
Interest-bearing checking	180,472	0.30	163,244	0.49	(60)
Certificates of deposit	545,293	2.10	495,590	2.25	94
Borrowings	92,611	2.16	110,445	2.73	(247)
Subordinated note	9,887	7.00	9,867	6.91	4
Total interest-bearing liabilities	$1,233,617	1.46%	$1,174,461	1.60%	$(146)

Provision for Loan Losses. For the three months ended March 31, 2020, the provision for loan losses was $3.7 million, compared to $750,000 for the three months ended March 31, 2019, due primarily to the incurred but not yet reported credit deterioration due to the impact of  the COVID-19 pandemic, the increase in the loan portfolio due to organic growth and net charge-offs.  During the three months ended March 31, 2020, net loan charge-offs totaled $43,000, compared to net loan charge-offs of $1.3 million during the three months ended March 31, 2019, primarily due to a commercial business loan charge-off of $1.2 million during the three months ended March 31, 2019. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income increased $4.3 million, or 95.2%, to $8.9 million for the three months ended March 31, 2020, from $4.6 million for the three months ended March 31, 2019. The increase between periods was driven by a $3.5 million increase in gain on sale of loans, primarily due to higher sales volume, and a $1.6 million, or 549.8% increase in other noninterest income, mostly due to the net gain from a one-time sale of Class B Visa stock shares of $1.5 million, partially offset by a $734,000, or 44.3% decrease in net service charges and fee income, primarily due to an increase in amortization expense attributable to the Bank’s mortgage servicing rights.  The increased amortization was primarily a result of higher volumes of payoffs in the underlying servicing portfolio.

Noninterest Expense. Noninterest expense increased $1.4 million, or 9.4%, to $16.2 million for the three months ended March 31, 2020, from $14.8 million for the three months ended March 31, 2019. The increase was primarily as a result of strong loan production growth during the quarter with an increase of $1.3 million in salaries and benefits, which included a $1.6 million increase in incentives and commissions, as well as increases in impairment of servicing rights of $491,000 and operations of $359,000, partially offset by no acquisition costs in the current quarter, compared to $374,000 for the comparable period last year, and a decrease of $306,000 in data processing. Data processing expenses for the three months ended March 31, 2019, included conversion costs from the Anchor Acquisition. In addition, FDIC insurance decreased $122,000, primarily as a result of the FDIC’s small bank credit of $26,000 in the first quarter of 2020, and a decrease in the year over year quarterly assessment rate.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 61.39% for the three months ended March 31, 2020, compared to 66.52% for the three months ended March 31, 2019, representing a greater increase in net interest income and noninterest income, as compared to smaller increases in noninterest expense.

Provision for Income Tax. For the three months ended March 31, 2020, the Company recorded a provision for income tax expense of $1.3 million on pre-tax income as compared to $1.5 million for the three months ended March 31, 2019. The effective corporate income tax rates for the three months ended March 31, 2020 and 2019 were 20.4% and 22.5%, respectively.  The decrease in the tax provision is primarily due to a $203,000 decrease in pre-tax income and the lack of non-deductible acquisition costs during the three months ended March 31, 2020, compared to non-deductible acquisition costs of $374,000 during the same period last year.

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

At March 31, 2020, the Bank’s total borrowing capacity was $521.6 million with the FHLB of Des Moines, with unused borrowing capacity of $356.6 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At March 31, 2020, the Bank held approximately $706.4 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the Federal Reserve Bank, with a current limit of $160.3 million, and a combined credit limit of $71.0 million in written federal funds lines of credit through correspondent banking relationships at March 31, 2020. The Federal Reserve Bank borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for Federal

Reserve Bank line of credit.  At March 31, 2020, the Bank held approximately $327.4 million in loans that qualify as collateral for the Federal Reserve Bank line of credit.

At March 31, 2020, $159.1 million in FHLB advances were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the federal funds lines of credit. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $290.6 million at March 31, 2020. Total brokered deposits at March 31, 2020 were $123.4 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At March 31, 2020, the approved outstanding loan commitments, including unused lines of credit amounted to $505.1 million.  Certificates of deposit scheduled to mature in three months or less at March 31, 2020, totaled $97.2 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2020, FS Bancorp, Inc. had $6.8 million in unrestricted cash to meet liquidity needs.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see “Note 9 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at March 31, 2020, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at March 31, 2020, the Bank was considered to be well capitalized.  Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%.  At March 31, 2020, the Bank qualified and elected to use the CBLR to measure capital adequacy. The Tier 1 leverage-based capital ratio calculated for the Bank at March 31, 2020 was 11.3%, compared to 11.6% at December 31, 2019.  As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for that calendar year. The CBLR will return to 9% on Jan. 1, 2022.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2020, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at March 31, 2020 was 11.1%. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.          Risk Factors

In light of recent developments relating to the novel coronavirus of 2019 (“COVID-19”), the Company is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 16, 2020. The following risk factor should be read in conjunction with the risk factors described in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic has significantly affected some of our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders.  As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment.  In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could potentially limit or disrupt our ability to provide banking and financial services to our customers.  The ultimate impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

In response to the stay-at-home orders, the majority our employees currently are working remotely to enable us to continue to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program (“PPP”), deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be unfavorably affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to unfavorably affect us during 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic.  Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and any subsequent Quarterly Reports on Form 10-Q.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2020:

				Maximum
			Total Number	Number of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan
January 1, 2020 - January 31, 2020	4,798	$55.22	—	220,202
February 1, 2020 - February 29, 2020	12,124	51.02	9,524	208,078
March 1, 2020 - March 31, 2020	119,321	37.47	119,321	87,757
Total for the quarter	136,243	$39.30	128,845	87,757

On January 28, 2020, the Company announced that its Board of Directors authorized the repurchase of up to 225,000 shares of the Company’s common stock, or 5% of the Company’s outstanding shares authorized and outstanding at December 31, 2019. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time over a 12-month period until January 28, 2021, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: May 11, 2020	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: May 11, 2020	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)