Form 10-Q
period 2020-06-30
FS Bancorp, Inc.
filed 2020-08-10
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020              OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐          No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 31, 2020, there were 4,246,041outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10-Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
ASSETS	2020	2019
Cash and due from banks	$12,214	$13,175
Interest-bearing deposits at other financial institutions	113,910	32,603
Total cash and cash equivalents	126,124	45,778
Certificates of deposit at other financial institutions	17,926	20,902
Securities available-for-sale, at fair value	168,709	126,057
Loans held for sale, at fair value	139,410	69,699
Loans receivable, net	1,444,425	1,336,346
Accrued interest receivable	6,303	5,908
Premises and equipment, net	28,340	28,770
Operating lease right-of-use (“ROU”) assets	4,730	5,016
Federal Home Loan Bank (“FHLB”) stock, at cost	7,659	8,045
Other real estate owned (“OREO”)	90	168
Bank owned life insurance (“BOLI”), net	35,788	35,356
Servicing rights, held at the lower of cost or fair value	10,672	11,560
Goodwill	2,312	2,312
Core deposit intangible, net	5,104	5,457
Other assets	11,164	11,682
TOTAL ASSETS	$2,008,756	$1,713,056
LIABILITIES
Deposits:
Noninterest-bearing accounts	$345,497	$273,602
Interest-bearing accounts	1,261,375	1,118,806
Total deposits	1,606,872	1,392,408
Borrowings	150,255	84,864
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(105)	(115)
Total subordinated note less unamortized debt issuance costs	9,895	9,885
Operating lease liabilities	4,945	5,214
Deferred tax liability, net	2,675	1,971
Other liabilities	25,473	18,472
Total liabilities	1,800,115	1,512,814
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 4,245,041 and 4,459,041 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	42	44
Additional paid-in capital	81,616	89,268
Retained earnings	124,090	110,715
Accumulated other comprehensive income, net of tax	3,334	788
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(441)	(573)
Total stockholders’ equity	208,641	200,242
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,008,756	$1,713,056

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans receivable, including fees	$20,564	$21,102	$41,304	$42,211
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,149	1,263	2,358	2,465
Total interest and dividend income	21,713	22,365	43,662	44,676
INTEREST EXPENSE
Deposits	3,226	4,056	7,033	7,766
Borrowings	458	606	955	1,350
Subordinated note	169	169	341	337
Total interest expense	3,853	4,831	8,329	9,453
NET INTEREST INCOME	17,860	17,534	35,333	35,223
PROVISION FOR LOAN LOSSES	4,649	910	8,335	1,660
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,211	16,624	26,998	33,563
NONINTEREST INCOME
Service charges and fee income	96	1,854	1,020	3,512
Gain on sale of loans	13,365	3,576	19,264	5,973
Gain on sale of investment securities	182	32	182	32
Earnings on cash surrender value of BOLI	215	217	431	432
Other noninterest income	273	404	2,125	689
Total noninterest income	14,131	6,083	23,022	10,638
NONINTEREST EXPENSE
Salaries and benefits	7,420	8,649	16,967	16,892
Operations	2,573	2,658	4,976	4,702
Occupancy	1,216	1,230	2,325	2,342
Data processing	1,051	1,336	2,031	2,622
Loss (gain) on sale of OREO	—	—	2	(85)
OREO expenses	2	7	2	11
Loan costs	451	707	951	1,379
Professional and board fees	668	616	1,349	1,166
Federal Deposit Insurance Corporation (“FDIC”) insurance	158	139	284	387
Marketing and advertising	103	191	249	327
Acquisition costs	—	1,224	—	1,598
Amortization of core deposit intangible	177	190	353	380
Impairment of servicing rights	803	124	1,317	147
Total noninterest expense	14,622	17,071	30,806	31,868
INCOME BEFORE PROVISION FOR INCOME TAXES	12,720	5,636	19,214	12,333
PROVISION FOR INCOME TAXES	2,700	1,173	4,027	2,678
NET INCOME	$10,020	$4,463	$15,187	$9,655
Basic earnings per share	$2.34	$1.00	$3.48	$2.17
Diluted earnings per share	$2.30	$0.98	$3.42	$2.12

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income	$10,020	$4,463	$15,187	$9,655
Other comprehensive income:
Securities available-for-sale:
Unrealized holding gain during period	2,516	1,220	4,880	2,548
Income tax provision related to unrealized holding gain	(540)	(263)	(1,048)	(548)
Reclassification adjustment for realized gains, net included in net income	(182)	(32)	(182)	(32)
Income tax provision related to reclassification for realized gains, net	39	7	39	7
Cash flow hedges:
Unrealized derivative losses during period	(390)	—	(1,442)	—
Income tax benefit related to unrealized derivative losses	84	—	310	—
Reclassification adjustment for income, net included in net income	(15)	—	(14)	—
Income tax provision related to reclassification for income, net	3	—	3	—
Other comprehensive income, net of tax	1,515	932	2,546	1,975
COMPREHENSIVE INCOME	$11,535	$5,395	$17,733	$11,630

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended June 30, 2019 and 2020

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, April 1, 2019	4,489,042	$45	$91,742	$95,383	$(436)	$(782)	$185,952
Net income	—	$—	—	4,463	—	—	$4,463
Dividends paid ($0.15 per share)	—	$—	—	(662)	—	—	$(662)
Share-based compensation	—	$—	190	—	—	—	$190
Common stock repurchased	(49,978)	$—	(2,413)	—	—	—	$(2,413)
Stock options exercised, net	37,800	$—	638	—	—	—	$638
Other comprehensive income, net of tax	—	$—	—	—	932	—	$932
ESOP shares allocated	—	$—	261	—	—	65	$326
BALANCE, June 30, 2019	4,476,864	$45	$90,418	$99,184	$496	$(717)	$189,426

BALANCE, April 1, 2020	4,332,196	$43	$84,517	$114,957	$1,819	$(507)	$200,829
Net income	—	$—	—	10,020	—	—	$10,020
Dividends paid ($0.21 per share)	—	$—	—	(887)	—	—	$(887)
Share-based compensation	—	$—	223	—	—	—	$223
Common stock repurchased	(87,155)	$(1)	(3,238)	—	—	—	$(3,239)
Other comprehensive income, net of tax	—	$—	—	—	1,515	—	$1,515
ESOP shares allocated	—	$—	114	—	—	66	$180
BALANCE, June 30, 2020	4,245,041	$42	$81,616	$124,090	$3,334	$(441)	$208,641

See accompanying notes to these consolidated financial statements.

Six Months Ended June 30, 2019 and 2020

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2019	4,492,478	$45	$91,466	$90,854	$(1,479)	$(848)	$180,038
Net income	—	$—	—	9,655	—	—	$9,655
Dividends paid ($0.30 per share)	—	$—	—	(1,325)	—	—	$(1,325)
Share-based compensation	—	$—	452	—	—	—	$452
Common stock repurchased	(56,014)	$—	(2,698)	—	—	—	$(2,698)
Stock options exercised	40,400	$—	682	—	—	—	$682
Other comprehensive income, net of tax	—	$—	—	—	1,975	—	$1,975
ESOP shares allocated	—	$—	516	—	—	131	$647
BALANCE, June 30, 2019	4,476,864	$45	$90,418	$99,184	$496	$(717)	$189,426

BALANCE, January 1, 2020	4,459,041	$44	$89,268	$110,715	$788	$(573)	$200,242
Net income	—	$—	—	15,187	—	—	$15,187
Dividends paid ($0.42 per share)	—	$—	—	(1,812)	—	—	$(1,812)
Share-based compensation	—	$—	447	—	—	—	$447
Common stock repurchased - repurchase plan	(223,398)	$(2)	(8,226)	—	—	—	$(8,228)
Stock options exercised	9,398	$—	(246)	—	—	—	$(246)
Other comprehensive income, net of tax	—	$—	—	—	2,546	—	$2,546
ESOP shares allocated	—	$—	373	—	—	132	$505
BALANCE, June 30, 2020	4,245,041	$42	$81,616	$124,090	$3,334	$(441)	$208,641

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

.

	Six Months Ended June 30,
	2020	2019
CASH FLOWS USED BY OPERATING ACTIVITIES
Net income	$15,187	$9,655
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	8,335	1,660
Depreciation, amortization and accretion	6,777	4,303
Compensation expense related to stock options and restricted stock awards	447	452
ESOP compensation expense for allocated shares	505	647
Increase in cash surrender value of BOLI	(431)	(432)
Gain on sale of loans held for sale	(19,264)	(5,973)
Gain on sale of investment securities	(182)	(32)
Origination of loans held for sale	(708,946)	(321,784)
Proceeds from sale of loans held for sale	651,962	310,730
Impairment of servicing rights	1,317	147
Loss (gain) on sale of OREO	2	(85)
Changes in operating assets and liabilities
Accrued interest receivable	(395)	(18)
Other assets	4,667	(8,153)
Other liabilities	3,464	3,931
Net cash used by operating activities	(36,555)	(4,952)
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	9,173	10,554
Maturities, prepayments, and calls	20,258	8,343
Purchases	(67,632)	(15,599)
Maturities of certificates of deposit at other financial institutions	2,976	2,488
Purchase of certificates of deposit at other financial institutions	—	(4,712)
Loan originations and principal collections, net	(84,333)	27,982
Purchase of portfolio loans	(32,743)	(321)
Proceeds from sale of OREO, net	76	684
Purchase of premises and equipment, net	(960)	(1,741)
Change in FHLB stock, net	386	1,558
Net cash (used by) from investing activities	(152,799)	29,236
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	214,595	59,998
Proceeds from borrowings	315,114	296,282
Repayments of borrowings	(249,723)	(350,408)
Dividends paid on common stock	(1,812)	(1,325)
(Disbursements) proceeds from stock options exercised, net	(246)	682
Common stock repurchased	(8,228)	(2,698)
Net cash from financing activities	269,700	2,531
NET INCREASE IN CASH AND CASH EQUIVALENTS	80,346	26,815

CASH AND CASH EQUIVALENTS, beginning of period	45,778	32,779
CASH AND CASH EQUIVALENTS, end of period	$126,124	$59,594

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$7,980	$9,529
Income taxes	70	2,467

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities, net	$4,698	$2,517
Change in unrealized loss on cash flow hedges, net	1,456	—
Retention in gross mortgage servicing rights from loan sales	4,401	2,059
Property taken in settlement of loans	—	179
Right-of-use assets in exchange for lease liabilities	366	5,231

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

The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2020 for potential recognition or disclosure.

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

The Company has selected a third-party vendor to assist in the implementation of this ASU and has run parallel computations as it continues to evaluate the impact of adoption of the new standard. As part of the implementation, management is also evaluating economic variables and forecast time horizons it believes to be most relevant based on the composition of the loans portfolio to develop a reasonable and supportable forecast, likely to include forecasted levels of employment, gross domestic product, and home price index, depending on the nature of the loan segment, as well as various loss methodologies to estimate expected credit losses.  In addition, management has kept current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. Once adopted, the Company anticipates the allowance for loan losses to increase through a one-time adjustment to retained earnings, however, until the evaluation is complete the magnitude of the potential increase will be unknown.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various FASB Transition Resource Group meetings. Early adoption is permitted. The Company plans to adopt Topic 326 of this ASU, in conjunction with ASU No. 2016-13, on January 1, 2023.   The adoption of Topics 815 and 825 are not expected to have a material impact on the Company’s consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The ASU should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The adoption of Topic 326 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Recent Events - On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the novel coronavirus of 2019 (“COVID-19”) pandemic. The guidance provides that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”). The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 (“CARES Act”) also provided guidance around the modification of loans as a result of the COVID-19 pandemic, providing, among other criteria, that modifications made between March 1, 2020, and the earlier of December 31, 2020, or 60 days after the COVID-19 emergency is terminated, on a good faith basis to borrowers who were current as of December 31, 2019, are not TDRs. This includes modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. Through June 30, 2020, the Bank had applied the CARES Act guidance and related banking agency guidance and modified 355 portfolio loans with aggregate principal balances totaling $103.6 million.  More of these types of modifications are likely to be completed in the third quarter of 2020.  The majority of these modifications involved short-term (e.g. six months) extensions and/or interest-only periods. For additional information, see “Note 18 - COVID-19 Pandemic.”

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

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at June 30, 2020 and December 31, 2019:

	June 30, 2020
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$3,987	$138	$—	$4,125
Corporate securities	18,858	234	(200)	18,892
Municipal bonds	44,205	1,709	(84)	45,830
Mortgage-backed securities	76,158	3,500	(174)	79,484
U.S. Small Business Administration securities	19,799	598	(19)	20,378
Total securities available-for-sale	$163,007	$6,179	$(477)	$168,709

	December 31, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$8,986	$95	$(15)	$9,066
Corporate securities	10,525	52	(7)	10,570
Municipal bonds	20,516	604	—	21,120
Mortgage-backed securities	62,745	405	(300)	62,850
U.S. Small Business Administration securities	22,281	191	(21)	22,451
Total securities available-for-sale	$125,053	$1,347	$(343)	$126,057

At June 30, 2020, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.9 million to secure Washington State public deposits of $9.2 million with a $3.1 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2019, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $7.4 million to secure Washington State public deposits of $10.3 million with a $4.0 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at June 30, 2020 and December 31, 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$7,275	$(200)	$—	$—	$7,275	$(200)
Municipal bonds	7,589	(84)	—	—	7,589	(84)
Mortgage-backed securities	11,605	(174)	—	—	11,605	(174)
U.S. Small Business Administration securities	6,989	(19)	—	—	6,989	(19)
Total	$33,458	$(477)	$—	$—	$33,458	$(477)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$2,977	$(15)	$—	$—	$2,977	$(15)
Corporate securities	1,993	(7)	—	—	1,993	(7)
Mortgage-backed securities	12,345	(154)	11,459	(146)	23,804	(300)
U.S. Small Business Administration securities	4,395	(21)	—	—	4,395	(21)
Total	$21,710	$(197)	$11,459	$(146)	$33,169	$(343)

There were 17 investments with unrealized losses of less than one year, and no investments with unrealized losses of more than one year at June 30, 2020. There were 13 investments with unrealized losses of less than one year, and 10 investments with unrealized losses of more than one year at December 31, 2019. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the six months ended June 30, 2020, or for the year ended December 31, 2019.  Additional deterioration in market and economic conditions related to the COVID-19 pandemic, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The contractual maturities of securities available-for-sale at June 30, 2020 and December 31, 2019 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$987	$1,075	$996	$1,036
Due after five years through ten years	1,000	1,043	3,997	4,027
Due after ten years	2,000	2,007	3,993	4,003
Subtotal	3,987	4,125	8,986	9,066
Corporate securities
Due in one year or less	4,013	4,042	5,034	5,044
Due after one year through five years	5,864	5,933	3,491	3,532
Due after five years through ten years	8,981	8,917	2,000	1,994
Subtotal	18,858	18,892	10,525	10,570
Municipal bonds
Due in one year or less	102	103	—	—
Due after one year through five years	3,762	3,990	3,774	3,833
Due after five years through ten years	7,280	7,593	3,162	3,307
Due after ten years	33,061	34,144	13,580	13,980
Subtotal	44,205	45,830	20,516	21,120
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	52,982	55,864	42,131	42,333
Federal Home Loan Mortgage Corporation (“FHLMC”)	15,874	16,207	15,250	15,179
Government National Mortgage Association (“GNMA”)	7,302	7,413	5,364	5,338
Subtotal	76,158	79,484	62,745	62,850
U.S. Small Business Administration securities
Due after one year through five years	1,185	1,217	1,546	1,555
Due after five years through ten years	10,099	10,412	11,500	11,598
Due after ten years	8,515	8,749	9,235	9,298
Subtotal	19,799	20,378	22,281	22,451
Total	$163,007	$168,709	$125,053	$126,057

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the three and six months ended June 30, 2020 and 2019 shown below:

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$9,173	$182	$—	$9,173	$182	$—

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$10,554	$91	$(59)	$10,554	$91	$(59)

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
REAL ESTATE LOANS	2020	2019
Commercial	$222,265	$210,749
Construction and development	183,029	179,654
Home equity	35,082	38,167
One-to-four-family (excludes loans held for sale)	295,220	261,539
Multi-family	132,329	133,931
Total real estate loans	867,925	824,040
CONSUMER LOANS
Indirect home improvement	264,781	254,691
Marine	76,893	67,179
Other consumer	3,647	4,340
Total consumer loans	345,321	326,210
COMMERCIAL BUSINESS LOANS
Commercial and industrial	213,961	140,531
Warehouse lending	41,701	61,112
Total commercial business loans	255,662	201,643
Total loans receivable, gross	1,468,908	1,351,893
Allowance for loan losses	(21,524)	(13,229)
Deferred costs and fees, net	(4,231)	(3,273)
Premiums on purchased loans, net	1,272	955
Total loans receivable, net	$1,444,425	$1,336,346

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington and near the loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado,  Arizona, Minnesota and Nevada.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At June 30, 2020, the Bank held approximately $769.0 million in loans that qualify as collateral for FHLB advances, compared to approximately $646.1 million at December 31, 2019. The Bank held approximately $336.0 million in loans that qualify as collateral for the Federal Reserve Bank of San Francisco (“FRB”) line of credit at June 30, 2020, compared to approximately $318.8 million at December 31, 2019.  At June 30, 2020, the Bank held $63.0 million of loans originated under the U.S. Small Business Administrations’s (“SBA”) Paycheck Protection Program (“PPP”) which were pledged as collateral for non-recourse loans under the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”). For additional information, see “Note 18 - COVID-19 Pandemic.”

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

Commercial Business Loans

Commercial and Industrial Lending (“C&I”). Loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some of the C&I loans purchased by the Company are outside of the Greater Puget Sound market area.  C&I loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  PPP loans originated by the Company are also included in this loan class.

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

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and six months ended June 30, 2020 and 2019:

	At or For the Three Months Ended June 30, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$7,243	$4,199	$4,244	$1,186	$16,872
Provision (recapture) for loan losses	4,669	1,055	(121)	(954)	4,649
Charge-offs	—	(303)	—	—	(303)
Recoveries	—	181	125	—	306
Net (charge-offs) recoveries	—	(122)	125	—	3
Ending balance	$11,912	$5,132	$4,248	$232	$21,524
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$259	$639	$—	$913
Loans collectively evaluated for impairment	11,897	4,873	3,609	232	20,611
Ending balance	$11,912	$5,132	$4,248	$232	$21,524
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,889	$746	$4,262	$—	$7,897
Loans collectively evaluated for impairment	865,036	344,575	251,400	—	1,461,011
Ending balance	$867,925	$345,321	$255,662	$—	$1,468,908

	At or For the Three Months Ended June 30, 2019
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$5,785	$3,363	$2,730	$(33)	$11,845
(Recapture) provision for loan losses	(5)	196	419	300	910
Charge-offs	—	(217)	(431)	—	(648)
Recoveries	—	233	—	—	233
Net recoveries (charge-offs)	—	16	(431)	—	(415)
Ending balance	$5,780	$3,575	$2,718	$267	$12,340
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$156	$—	$—	$156
Loans collectively evaluated for impairment	5,780	3,419	2,718	267	12,184
Ending balance	$5,780	$3,575	$2,718	$267	$12,340
LOANS RECEIVABLE
Loans individually evaluated for impairment	$322	$445	$—	$—	$767
Loans collectively evaluated for impairment	809,652	303,338	182,364	—	1,295,354
Ending balance	$809,974	$303,783	$182,364	$—	$1,296,121

	At or For the Six Months Ended June 30, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$6,206	$3,766	$3,254	$3	$13,229
Provision for loan losses	5,688	1,715	703	229	8,335
Charge-offs	—	(673)	(11)	—	(684)
Recoveries	18	324	302	—	644
Net recoveries (charge-offs)	18	(349)	291	—	(40)
Ending balance	$11,912	$5,132	$4,248	$232	$21,524
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$259	$639	$—	$913
Loans collectively evaluated for impairment	11,897	4,873	3,609	232	20,611
Ending balance	$11,912	$5,132	$4,248	$232	$21,524
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,889	$746	$4,262	$—	$7,897
Loans collectively evaluated for impairment	865,036	344,575	251,400	—	1,461,011
Ending balance	$867,925	$345,321	$255,662	$—	$1,468,908

	At or For the Six Months Ended June 30, 2019
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$5,761	$3,351	$3,191	$46	$12,349
Provision for loan losses	18	310	1,111	221	1,660
Charge-offs	—	(466)	(1,584)	—	(2,050)
Recoveries	1	380	—	—	381
Net recoveries (charge-offs)	1	(86)	(1,584)	—	(1,669)
Ending balance	$5,780	$3,575	$2,718	$267	$12,340
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$156	$—	$—	$156
Loans collectively evaluated for impairment	5,780	3,419	2,718	267	12,184
Ending balance	$5,780	$3,575	$2,718	$267	$12,340
LOANS RECEIVABLE
Loans individually evaluated for impairment	$322	$445	$—	$—	$767
Loans collectively evaluated for impairment	809,652	303,338	182,364	—	1,295,354
Ending balance	$809,974	$303,783	$182,364	$—	$1,296,121

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

As of June 30, 2020, the amount of loans remaining under payment/relief agreements included commercial real estate loans of $53.0 million, commercial business loans of $24.1 million, portfolio one-to-four-family loans of $18.8 million, and consumer loans of $4.0 million.  Commercial business loans of $4.3 million and commercial real estate loans of $1.1 million were classified as nonaccrual and current as of June 30, 2020.  The remaining loans were classified as current and accruing interest as of June 30, 2020. These modifications were not classified as TDRs at June 30, 2020 in accordance with the CARES Act and related bank agency regulatory guidance. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.  As of June 30, 2020, the Company had no TDRs.

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans at June 30, 2020 and December 31, 2019:

	June 30, 2020
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$222,265	$222,265	$1,094
Construction and development	—	—	—	—	183,029	183,029	—
Home equity	14	—	527	541	34,541	35,082	690
One-to-four-family	—	221	1,105	1,326	293,894	295,220	1,105
Multi-family	—	—	—	—	132,329	132,329	—
Total real estate loans	14	221	1,632	1,867	866,058	867,925	2,889
CONSUMER LOANS
Indirect home improvement	568	230	362	1,160	263,621	264,781	657
Marine	—	—	85	85	76,808	76,893	85
Other consumer	37	7	4	48	3,599	3,647	4
Total consumer loans	605	237	451	1,293	344,028	345,321	746
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	213,961	213,961	4,262
Warehouse lending	—	—	—	—	41,701	41,701	—
Total commercial business loans	—	—	—	—	255,662	255,662	4,262
Total loans	$619	$458	$2,083	$3,160	$1,465,748	$1,468,908	$7,897

	December 31, 2019
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$210,749	$210,749	$1,086
Construction and development	533	—	—	533	179,121	179,654	—
Home equity	109	—	185	294	37,873	38,167	190
One-to-four-family	894	114	1,150	2,158	259,381	261,539	1,264
Multi-family	—	—	—	—	133,931	133,931	—
Total real estate loans	1,536	114	1,335	2,985	821,055	824,040	2,540
CONSUMER LOANS
Indirect home improvement	692	227	147	1,066	253,625	254,691	468
Marine	15	—	—	15	67,164	67,179	—
Other consumer	71	2	20	93	4,247	4,340	25
Total consumer loans	778	229	167	1,174	325,036	326,210	493
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	140,531	140,531	—
Warehouse lending	—	—	—	—	61,112	61,112	—
Total commercial business loans	—	—	—	—	201,643	201,643	—
Total loans	$2,314	$343	$1,502	$4,159	$1,347,734	$1,351,893	$3,033

There were no loans 90 days or more past due and still accruing interest at June 30, 2020, or at December 31, 2019.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for loan losses has been provided and loans for which no allowance was provided at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Commercial	$1,106	$1,094	$—
Home equity	741	690	—
One-to-four-family	1,077	1,045	—
Consumer loans:
Other consumer	4	4	—
	2,928	2,833	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	657	657	229
Marine	85	85	30
Commercial business loans:
Commercial and industrial	4,262	4,262	639
	5,065	5,064	913
Total	$7,993	$7,897	$913

	December 31, 2019
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Commercial	$1,097	$1,086	$—
Home equity	278	225	—
One-to-four-family	1,293	1,264	—
Consumer loans
Other consumer	17	17	—
	2,685	2,592	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	468	468	164
Other consumer	8	8	3
	537	536	182
Total	$3,222	$3,128	$182

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and six months ended June 30, 2020 and 2019:

	At or For the Three Months Ended
	June 30, 2020		June 30, 2019
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$1,090	$19	$—	$—
Home equity	412	11	190	—
One-to-four-family	1,124	2	1,606	49
Consumer loans:
Other consumer	4	—	—	—
Commercial business loans:
Commercial and industrial	—	—	288	—
	2,630	32	2,084	49
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	60	—	—	—
Consumer loans:
Indirect	601	11	430	7
Marine	85	1	3	—
Other consumer	—	—	9	—
Commercial business loans:
Commercial and industrial	1,421	162	—	—
	2,167	174	442	7
Total	$4,797	$206	$2,526	$56

	At or For the Six Months Ended
	June 30, 2020		June 30, 2019
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$1,087	$27	$—	$—
Home equity	316	11	267	—
One-to-four-family	1,177	7	1,857	66
Consumer loans:
Other consumer	5	—	—	—
Commercial business loans:
Commercial and industrial	—	—	359	—
	2,585	45	2,483	66
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	60	—	—	—
Consumer loans:
Indirect	574	24	435	17
Marine	63	1	9	—
Other consumer	1	—	7	—
Commercial business loans:
Commercial and industrial	710	162	1,152	7
	1,408	187	1,603	24
Total	$3,993	$232	$4,086	$90

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

A description of the 10 risk grades is as follows:

●	Grades 1 and 2 - These grades include loans to very high quality borrowers with excellent or desirable business credit.
●	Grade 3 - This grade includes loans to borrowers of good business credit with moderate risk.
●	Grades 4 and 5 - These grades include “Pass” grade loans to borrowers of average credit quality and risk.
●	Grade 6 - This grade includes loans on management’s “Watch” list and is intended to be utilized on a temporary basis for “Pass” grade borrowers where frequent and thorough monitoring is required due to credit weaknesses and where significant risk-modifying action is anticipated in the near term.
●	Grade 7 - This grade is for “Other Assets Especially Mentioned” (“OAEM”) in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.
●	Grade 8 - This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.

●	Grade 9 - This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.
●	Grade 10 - This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

Consumer, Home Equity, and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk rated “4” or “5” internally. Loans that are past due more than 90 days are classified “Substandard” and risk rated “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.  Management retains the option to more conservatively risk rate credits that may be paying as agreed.

Commercial real estate, construction and development, multi-family and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations.

The following tables summarize risk rated loan balances by category at the dates indicated:

	June 30, 2020
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$129,503	$78,538	$11,243	$2,981	$—	$—	$222,265
Construction and development	179,670	3,359	—	—	—	—	183,029
Home equity	34,392	—	—	690	—	—	35,082
One-to-four-family	293,764	164	187	1,105	—	—	295,220
Multi-family	132,329	—	—	—	—	—	132,329
Total real estate loans	769,658	82,061	11,430	4,776	—	—	867,925
CONSUMER LOANS
Indirect home improvement	264,124	—	—	657	—	—	264,781
Marine	76,808	—	—	85	—	—	76,893
Other consumer	3,643	—	—	4	—	—	3,647
Total consumer loans	344,575	—	—	746	—	—	345,321
COMMERCIAL BUSINESS LOANS
Commercial and industrial	171,498	30,098	5,515	6,850	—	—	213,961
Warehouse lending	39,780	1,921	—	—	—	—	41,701
Total commercial business loans	211,278	32,019	5,515	6,850	—	—	255,662
Total loans receivable, gross	$1,325,511	$114,080	$16,945	$12,372	$—	$—	$1,468,908

	December 31, 2019
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$203,703	$2,274	$3,686	$1,086	$—	$—	$210,749
Construction and development	177,109	2,545	—	—	—	—	179,654
Home equity	37,942	—	35	190	—	—	38,167
One-to-four-family	259,580	635	60	1,264	—	—	261,539
Multi-family	127,792	6,139	—	—	—	—	133,931
Total real estate loans	806,126	11,593	3,781	2,540	—	—	824,040
CONSUMER LOANS
Indirect home improvement	254,223	—	—	468	—	—	254,691
Marine	67,179	—	—	—	—	—	67,179
Other consumer	4,315	—	—	25	—	—	4,340
Total consumer loans	325,717	—	—	493	—	—	326,210
COMMERCIAL BUSINESS LOANS
Commercial and industrial	125,025	10,435	1,442	3,629	—	—	140,531
Warehouse lending	61,112	—	—	—	—	—	61,112
Total commercial business loans	186,137	10,435	1,442	3,629	—	—	201,643
Total loans receivable, gross	$1,317,980	$22,028	$5,223	$6,662	$—	$—	$1,351,893

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $1.66 billion and $1.46 billion at June 30, 2020 and December 31, 2019, respectively.

The following tables summarize servicing rights activity for the three and six months ended June 30, 2020 and 2019:

	At or For the Three Months Ended
	June 30,
	2020	2019
Beginning balance	$10,626	$10,611
Additions	3,216	1,215
Servicing rights amortized	(2,367)	(853)
Impairment of servicing rights	(803)	(124)
Ending balance	$10,672	$10,849

	At or For the Six Months Ended
	June 30,
	2020	2019
Beginning balance	$11,560	$10,429
Additions	4,401	2,059
Servicing rights amortized	(3,972)	(1,492)
Impairment of servicing rights	(1,317)	(147)
Ending balance	$10,672	$10,849

The fair market value of the servicing rights’ assets was $10.9 million and $13.3 million at June 30, 2020 and December 31, 2019, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At June 30,	At December 31,
Key assumptions:	2020	2019
Weighted average discount rate	9.1%	9.7%
Conditional prepayment rate (“CPR”)	27.0%	17.1%
Weighted average life in years	3.5	5.1

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan.  The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at June 30, 2020 and December 31, 2019:

		June 30, 2020	December 31, 2019
Aggregate portfolio principal balance		$1,655,852	$1,463,732
Weighted average rate of note		3.9%	4.2%

At June 30, 2020	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	27.0%	34.1%	37.9%
Fair value MSR	$10,912	$9,207	$8,483
Percentage of MSR	0.7%	0.6%	0.5%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$10,912	$10,777	$10,644
Percentage of MSR	0.7%	0.7%	0.6%

At December 31, 2019	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	17.1%	24.6%	32.5%
Fair value MSR	$13,255	$10,582	$8,674
Percentage of MSR	0.9%	0.7%	0.6%

Discount rate	9.7%	10.2%	10.7%
Fair value MSR	$13,255	$13,037	$12,826
Percentage of MSR	0.9%	0.9%	0.9%

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

The Company recorded $1.0 million and $834,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended June 30, 2020 and 2019, respectively, and $2.0 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. The income, net of amortization, or the reduction in income, if MSR amortization is greater than servicing fees, is reported in noninterest income on the Consolidated Statements of Income.

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

The Company has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR-based borrowings and brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the LIBOR portion of the series of future adjustable rate borrowings and deposits over the term of the interest rate swap. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from management’s assessment of hedge effectiveness. The Company tests for hedging effectiveness on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company has not recorded any hedge ineffectiveness since inception.  The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as other assets and other liabilities, respectively, on the Consolidated Balance Sheets.

The net unrealized loss on cash flow hedges recorded in accumulated other comprehensive income was $1.5 million and $0, net of tax, at June 30, 2020 and December 31, 2019, respectively.  The Company reclassified income of  $15,000 and $0 from accumulated other comprehensive income to interest income related to these cash flow hedges for the three months ended June 30, 2020, and June 30, 2019, respectively, and $14,000 and $0 for the six months ended June 30, 2020 and June 30, 2019, respectively.  The Company expects that approximately $388,000 will be reclassified from accumulated other comprehensive income as an increase to interest income over the next twelve months  related to these cash flow hedges.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	June 30, 2020
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$60,000	$—	$1,456
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	163,231	4,722	—
Mandatory and best effort forward commitments with investors	17,913	—	144
Forward TBA mortgage-backed securities	292,000	—	1,518

	December 31, 2019
		Fair Value
Non-hedging derivatives:	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$33,914	$557	$—
Mandatory and best effort forward commitments with investors	43,752	—	195
Forward TBA mortgage-backed securities	46,000	—	8

At June 30, 2020 and December 31, 2019, the Company had $292.0 million and $46.0 million of TBA trades with counterparties that required margin collateral of $4.5 million and $1.2 million, respectively.  At June 30, 2020, and December 31, 2019, interest rate swaps designated as cash flow hedges required margin collateral of $1.5 million and $0.0, respectively. This restricted cash collateral is included in interest-bearing deposits at other financial institutions on the Consolidated Balance Sheets.

Changes in the fair value of the non-hedging derivatives recognized in other noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $4.3 million and net losses of ($7,000) for the three months ended June 30, 2020 and 2019, respectively, and net gains of $6.0 million and $292,000 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 6 - LEASES

The Company has operating leases for retail bank and home lending branches, and certain equipment. The Company’s leases have remaining lease terms of one month to seven years and three months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended	Three Months Ended
Lease cost:	June 30, 2020	June 30, 2019
Operating lease cost	$356	$308
Short-term lease cost	1	38
Total lease cost	$357	$346

	Six Months Ended	Six Months Ended
Lease cost:	June 30, 2020	June 30, 2019
Operating lease cost	$699	$616
Short-term lease cost	9	84
Total lease cost	$708	$700

The following tables provides supplemental information related to operating leases at or for the three and six months ended June 30, 2020 and 2019:

	At or For the		At or For the
Cash paid for amounts included in the	Three Months Ended		Three Months Ended
measurement of lease liabilities:	June 30, 2020		June 30, 2019
Operating cash flows from operating leases	$348		$334
Weighted average remaining lease term- operating leases	5.1	years	5.7	years
Weighted average discount rate- operating leases	2.66%		3.11%

	At or For the		At or For the
Cash paid for amounts included in the	Six Months Ended		Six Months Ended
measurement of lease liabilities:	June 30, 2020		June 30, 2019
Operating cash flows from operating leases	$684		$676
Weighted average remaining lease term- operating leases	5.1	years	5.7	years
Weighted average discount rate- operating leases	2.66%		3.11%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at June 30, 2020 for future periods are as follows:

Remainder of 2020	$643
2021	1,237
2022	1,138
2023	752
2024	697
Thereafter	919
Total lease payments	5,386
Less imputed interest	(441)
Total	$4,945

The Company has renewed one existing lease commencing between July 1, 2020 and September 30, 2020. The renewed lease term is 60 months and includes one option to extend for five years.  This lease with a present value of $820,000 was not included in the ROU assets or operating lease liabilities at June 30, 2020.

NOTE 7 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and six months ended June 30, 2020 and 2019:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$90	$167	$168	$689
Additions	—	87	—	164
Gross proceeds from sale of OREO	—	—	(76)	(684)
(Loss) gain on sale of OREO	—	—	(2)	85
Ending balance	$90	$254	$90	$254

There was one OREO property in the amount of $90,000 at June 30, 2020, and three OREO properties totaling $254,000 at June 30, 2019.  There was $2,000 in holding costs for both the three and six months ended June 30, 2020, compared to $7,000 and $11,000 for the three and six months ended June 30, 2019.

There were $1.2 million in mortgage loans collateralized by residential real estate property in the process of foreclosure at June 30, 2020.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Noninterest-bearing checking	$333,588	$260,131
Interest-bearing checking	220,214	177,972
Savings	143,740	118,845
Money market	324,253	270,489
Certificates of deposit less than $100,000	321,634	277,988
Certificates of deposit of $100,000 through $250,000	166,543	181,402
Certificates of deposit of $250,000 and over	84,991	92,110
Escrow accounts related to mortgages serviced	11,909	13,471
Total	$1,606,872	$1,392,408

FRB regulations require that the Bank maintain reserves in the form of cash on hand when there are deposit balances with the FRB based on a percentage of deposits. Effective March 26, 2020, the FRB lowered the reserve ratio to zero percent. At June 30, 2020 and December 31, 2019, the Bank had no reserve requirement based on its reserve calculation.

Scheduled maturities of time deposits at June 30, 2020 for future periods ending are as follows:

At June 30, 2020
Maturing in 2020	$286,129
Maturing in 2021	177,296
Maturing in 2022	73,646
Maturing in 2023	15,155
Maturing in 2024	17,583
Thereafter	3,359
Total	$573,168

Interest expense by deposit category for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest-bearing checking	$77	$386	$212	$582
Savings and money market	642	741	1,469	1,504
Certificates of deposit	2,507	2,929	5,352	5,680
Total	$3,226	$4,056	$7,033	$7,766

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

The following table provides a summary of the Company’s commitments at June 30, 2020 and December 31, 2019:

COMMITMENTS TO EXTEND CREDIT	June 30,	December 31,
REAL ESTATE LOANS	2020	2019
Commercial	$3,888	$247
Construction and development	128,481	95,031
One-to-four-family (includes locks for salable loans)	175,436	39,697
Home equity	49,419	47,880
Multi-family	638	622
Total real estate loans	357,862	183,477
CONSUMER LOANS	22,664	22,176
COMMERCIAL BUSINESS LOANS
Commercial and industrial	104,939	72,731
Warehouse lending	51,299	33,888
Total commercial business loans	156,238	106,619
Total commitments to extend credit	$536,764	$312,272

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $389,000 at June 30, 2020 and $293,000 at December 31, 2019. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.  The Company’s derivative positions are presented with discussion in “Note 5 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through June 30, 2020, the total loans sold to the FHLB were $46.5 million with the FLA totaling $938,000 and the CE obligation at $811,000 or 1.7% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $272,000, which is a part of the off-balance sheet holdback for loans sold. At June 30, 2020, there were $498,000 of loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date, compared to none at December 31, 2019.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.5 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2020, and $1.2 million at December 31, 2019, which is included in other liabilities on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at June 30, 2020.

NOTE 10 - FAIR VALUE MEASUREMENTS

The Company determines fair value based on the requirements established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair value as the exit price, or the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, requires us to use the exit price notion when measuring the fair value of instruments for disclosure purposes.

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

The following tables present securities available-for-sale, mortgage loans held for sale, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At June 30, 2020
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$4,125	$—	$4,125
Corporate securities	—	17,861	1,031	18,892
Municipal bonds	—	45,698	132	45,830
Mortgage-backed securities	—	79,484	—	79,484
U.S. Small Business Administration securities	—	20,378	—	20,378
Mortgage loans held for sale, at fair value	—	139,410	—	139,410
Derivatives:
Interest rate lock commitments with customers	—	—	4,722	4,722
Total assets measured at fair value	$—	$306,956	$5,885	$312,841
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(144)	$(144)
Forward TBA mortgage-backed securities	—	(1,518)	—	(1,518)
Interest rate swaps	—	(1,456)	—	(1,456)
Total liabilities measured at fair value	$—	$(2,974)	$(144)	$(3,118)

Financial Assets	At December 31, 2019
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$9,066	$—	$9,066
Corporate securities	—	9,546	1,024	10,570
Municipal bonds	—	20,982	138	21,120
Mortgage-backed securities	—	62,850	—	62,850
U.S. Small Business Administration securities	—	22,451	—	22,451
Mortgage loans held for sale, at fair value	—	69,699	—	69,699
Derivatives:
Interest rate lock commitments with customers	—	—	557	557
Total assets measured at fair value	$—	$194,594	$1,719	$196,313
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(195)	$(195)
Forward TBA mortgage-backed securities	—	(8)	—	(8)
Total liabilities measured at fair value	$—	$(8)	$(195)	$(203)

The following tables present impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$7,897	$7,897
OREO	—	—	90	90
Servicing rights	—	—	10,912	10,912

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$3,128	$3,128
OREO	—	—	168	168
Servicing rights	—	—	13,255	13,255

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		June 30,	December 31,
Instruments	Techniques	Inputs	Range	2020	2019
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	91.4%	94.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	91.4%	94.5%
Corporate securities	Discounted cash flows	Discount rate	2.5%	2.5%	2.1%
Municipal bonds	Discounted cash flows	Discount rate	2.9%	2.9%	3.4%

NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	27.0%	17.1%

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

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2020 and 2019:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2020	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$4,291	$12,692	$(12,261)	$4,722	$431	$—
Individual forward sale commitments with investors	(181)	(1,089)	1,126	(144)	37	—
Securities available-for-sale, at fair value	1,171	(5)	(3)	1,163	—	(5)
June 30, 2019
Interest rate lock commitments with customers	$686	$3,163	$(2,802)	$1,047	$361	$—
Individual forward sale commitments with investors	(96)	(425)	521	—	96	—

		Purchases			Net change in	Net change in
Six Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2020	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$557	$20,103	$(15,938)	$4,722	$4,165	$—
Individual forward sale commitments with investors	(195)	(1,620)	1,671	(144)	51	—
Securities available-for-sale, at fair value	1,162	7	(6)	1,163	—	7
June 30, 2019
Interest rate lock commitments with customers	$503	$5,095	$(4,551)	$1,047	$544	$—
Individual forward sale commitments with investors	(34)	(587)	621	—	34	—

_______________________________

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

The following table provides estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019, whether or not recognized at fair value on the Consolidated Balance Sheets:

	June 30,		December 31,
	2020		2019
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$126,124	$126,124	$45,778	$45,778
Certificates of deposit at other financial institutions	17,926	17,926	20,902	20,902
Level 2 inputs:
Securities available-for-sale, at fair value	167,546	167,546	124,895	124,895
Loans held for sale, at fair value	139,410	139,410	69,699	69,699
FHLB stock, at cost	7,659	7,659	8,045	8,045
Accrued interest receivable	6,303	6,303	5,908	5,908
Level 3 inputs:
Securities available-for-sale, at fair value	1,163	1,163	1,162	1,162
Loans receivable, gross	1,468,908	1,481,715	1,351,893	1,377,408
Servicing rights, held at lower of cost or fair value	10,672	10,912	11,560	13,255
Fair value interest rate locks with customers	4,722	4,722	557	557
Financial Liabilities
Level 2 inputs:
Deposits	1,606,872	1,612,465	1,392,408	1,385,658
Borrowings	150,255	152,645	84,864	85,268
Subordinated note	9,895	10,599	9,885	10,599
Accrued interest payable	281	281	273	273
Interest rate swaps	1,456	1,456	—	—
Forward TBA mortgage-backed securities	1,518	1,518	8	8
Level 3 inputs:
Mandatory and best effort forward commitments with investors	144	144	195	195

NOTE 11 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank.  Employees of the Company and the Bank are eligible to participate in the ESOP if they have been credited with at least 1,000 hours of service during the employees’ first 12-month period and based on the employee’s anniversary date will be vested in the ESOP. The employee will be 100% vested in the ESOP after two years of working at least 1,000 hours in each of those two years.

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares for the quarter ended June 30, 2020. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three and six months ended June 30, 2020 and 2019 was $180,000 and $505,000, and $327,000 and $647,000, respectively.

Shares held by the ESOP at June 30, 2020 and 2019 were as follows (shown as actual):

	Balances	Balances
	at June 30, 2020	at June 30, 2019
Allocated shares	189,511	176,809
Committed to be released shares	12,960	12,960
Unallocated shares	38,882	64,803
Total ESOP shares	241,353	254,572

Fair value of unallocated shares (in thousands)	$1,515	$3,241

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Numerator (in thousands):	2020	2019	2020	2019
Net income	$10,020	$4,463	$15,187	$9,655
Dividends and undistributed earnings allocated to participating securities	(104)	(29)	(159)	(62)
Net income available to common shareholders	$9,916	$4,434	$15,028	$9,593
Denominator (shown as actual):
Basic weighted average common shares outstanding	4,232,776	4,418,397	4,315,378	4,415,111
Dilutive shares	72,473	112,472	80,595	117,873
Diluted weighted average common shares outstanding	4,305,249	4,530,869	4,395,973	4,532,984
Basic earnings per share	$2.34	$1.00	$3.48	$2.17
Diluted earnings per share	$2.30	$0.98	$3.42	$2.12
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	94,641	39,668	65,016	41,195

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

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The Plan provided for the grant of stock options and RSAs.  The 2013 Plan authorized the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 stock options were granted with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of May 8, 2014, of $16.89 per share.  The 2013 Plan authorized the grant of RSAs totaling 129,605 shares to Company directors, advisory directors, emeritus directors, officers, and employees, all of which have been granted.  All options and RSAs previously granted have vested as of June 30, 2020.

Total share-based compensation expense was $223,000 and $447,000 for the three and six months ended June 30, 2020, respectively, and $190,000 and $452,000 for the three and six months ended June 30, 2019, respectively.

Stock Options

Both plans consist of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Stock option awards generally vest at one year for independent directors or over five years for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  At June 30, 2020, there were 336,345 and 6,013 stock option awards available to be granted under the 2018 Plan and the 2013 Plan, respectively.

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

The following table presents a summary of the Company’s stock option awards during the six months ended June 30, 2020 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2020	287,990	$36.98	6.77	$7,722,369
Granted	—	—	—	—
Less exercised	9,398	$16.89	—	$350,414
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2020	278,592	$37.65	6.32	$2,773,674

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	277,870	$37.61	6.32	$2,773,674

Exercisable at June 30, 2020	147,937	$22.53	4.38	$2,773,674

__________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At June 30, 2020, there was $1.2 million of total unrecognized compensation cost related to nonvested stock options granted under both plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.4 years.

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

The following table presents a summary of the Company’s nonvested awards during the six months ended June 30, 2020 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2020	40,215	$53.64
Granted	—	$—
Less vested	—	$—
Forfeited or expired	—	—
Nonvested at June 30, 2020	40,215	$53.64

At June 30, 2020, there was $1.7 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.6 years.

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

The Bank qualified for and elected the CBLR framework as of March 31, 2020. The Tier 1 leverage-based capital ratio calculated for the Bank at June 30, 2020 was 10.8%, compared to 11.6% at December 31, 2019.  At June 30, 2020, the Bank had Tier 1 capital of $203.6 million and a minimum Tier 1 capital requirement of $154.7 million to be considered well capitalized under the CBLR framework. At December 31, 2019, The Bank had Tier 1 capital of $196.0 million and a minimum Tier 1 capital requirement of $84.8 million to be considered well capitalized for the Tier 1 leverage-based ratio under the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (“Basel III”) requirements. At June 30, 2020 and December 31, 2019, the Bank was categorized as well capitalized under applicable regulatory requirements.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Management believes, at June 30, 2020, that the Bank met all capital adequacy requirements.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2020, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at June 30, 2020 was 10.5%, compared to 11.3% at December 31, 2019.

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

The Company uses various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

● a funds transfer pricing (“FTP”) system, which allocates interest income credits and funding charges between the segments, assigning to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

● a cost per loan serviced allocation based on the number of loans being serviced on the balance sheet and the number of loans serviced for third parties;

● an allocation based upon the approximate square footage utilized by the home lending segment in Company owned locations;

● an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on the number of full time employees (“FTEs”) in each segment; and

● an allocation of the Company’s consolidated income taxes which are based on the effective tax rate applied to the segment’s pretax income or loss.

The FTP methodology is based on management’s estimated cost of originating funds including the cost of overhead for deposit generation.

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to its commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At June 30, 2020, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. At June 30, 2020 and December 31, 2019, deposits totaled $1.61 billion and $1.39 billion, respectively. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three and six months ended June 30, 2020 and 2019:

	At or For the Three Months Ended June 30, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$1,204	$16,656	$17,860
Provision for loan losses	(497)	(4,152)	(4,649)
Noninterest income	12,076	2,055	14,131
Noninterest expense	(4,069)	(10,553)	(14,622)
Income before provision for income taxes	8,714	4,006	12,720
Provision for income taxes	(1,834)	(866)	(2,700)
Net income	$6,880	$3,140	$10,020
Total average assets for period ended	$376,033	$1,561,753	$1,937,786
FTEs	130	334	464

	At or For the Three Months Ended June 30, 2019
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$1,141	$16,393	$17,534
Provision for loan losses	(304)	(606)	(910)
Noninterest income	3,511	2,572	6,083
Noninterest expense	(3,944)	(13,127)	(17,071)
Income before provision for income taxes	404	5,232	5,636
Provision for income taxes	(86)	(1,087)	(1,173)
Net income	$318	$4,145	$4,463
Total average assets for period ended	$253,394	$1,374,290	$1,627,684
FTEs	116	316	432

	At or For the Six Months Ended June 30, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$2,385	$32,948	$35,333
Provision for loan losses	(1,056)	(7,279)	(8,335)
Noninterest income	17,234	5,788	23,022
Noninterest expense	(8,231)	(22,575)	(30,806)
Income before provision for income taxes	10,332	8,882	19,214
Provision for income taxes	(2,165)	(1,862)	(4,027)
Net income	$8,167	$7,020	$15,187
Total average assets for year ended	$351,737	$1,484,173	$1,835,910
FTEs	130	334	464

	At or For the Six Months Ended June 30, 2019
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$2,212	$33,011	$35,223
Provision for loan losses	(363)	(1,297)	(1,660)
Noninterest income	5,930	4,708	10,638
Noninterest expense	(7,248)	(24,620)	(31,868)
Income before provision for income taxes	531	11,802	12,333
Provision for income taxes	(115)	(2,563)	(2,678)
Net income	$416	$9,239	$9,655
Total average assets for year ended	$246,379	$1,374,929	$1,621,308
FTEs	116	316	432

__________________________

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to the other segment. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of assigned liabilities to fund segment assets.

NOTE 16 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at June 30, 2020 and December 31, 2019, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the purchase of four retail bank branches from Bank of America, National Association on January 22, 2016 (“Branch Purchase”).  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2019, and determined that no impairment of goodwill existed. No events or circumstances since the December 31, 2019 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed at June 30, 2020.

As of June 30, 2020, the Company had positive equity, however, if adverse economic conditions or the recent decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill. Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of June 30, 2020, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2019, and the six months ended June 30, 2020.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2018	$7,490	$(1,273)	$6,217
Amortization	—	(760)	(760)
Balance, December 31, 2019	7,490	(2,033)	5,457
Amortization	—	(353)	(353)
Balance, June 30, 2020	$7,490	$(2,386)	$5,104

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Merger on November 15, 2018 (“Anchor Acquisition”) and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $177,000 and $353,000 for the three and six months ended June 30, 2020, and $190,000 and $380,000 for the same period in 2019. Amortization expense for CDI is expected to be as follows at June 30, 2020:

Remainder of 2020	$353
2021	691
2022	691
2023	691
2024	621
Thereafter	2,057
Total	$5,104

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

All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019.

(Dollars in thousands):	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Noninterest income	2020	2019	2020	2019
In-scope of Topic 606:
Debit card interchange fees	$444	$469	$879	$892
Deposit service and account maintenance fees	145	280	411	551
Noninterest income (in-scope of Topic 606)	589	749	1,290	1,443
Noninterest income (out-of-scope of Topic 606)	13,542	5,334	21,732	9,195
Total noninterest income	$14,131	$6,083	$23,022	$10,638

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

The Company is following the Federal Housing Finance Agency guidelines for the COVID-19 pandemic on all one-to-four-family serviced loans and a modified format for one-to-four-family portfolio loans.  As of June 30, 2020, the amount of loans under payment/relief agreements included commercial real estate loans of $53.0 million, commercial business loans of $24.1 million, portfolio one-to-four-family loans of $18.8 million, and consumer loans of $4.0 million.  These modifications were not classified as TDRs at June 30, 2020 in accordance with the CARES Act and related banking agency regulatory guidance.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

The Company participated in the PPP and has funded 463 PPP loans totaling $75.3 million as of June 30, 2020 for borrowers in the communities we serve.  There were no approved PPP loans awaiting funding as of June 30, 2020.

The Company utilized the FRB's PPPLF, pursuant to which it pledged its PPP loans as collateral at face value to obtain FRB non-recourse loans.  As of June 30, 2020, the Company has borrowed $63.0 million under the PPPLF, with an additional unused borrowing capacity of $12.3 million, representing outstanding unpledged PPP loans.  Advances under the PPPLF incur interest at a per annum rate of 0.35%.  The maturity date of any PPPLF advance (the “Maturity Date”) will be the maturity date of the PPP loan pledged to secure the PPPLF advance.  The Maturity Date of any PPPLF advance will be accelerated on and to the extent of (i) the date of any loan forgiveness reimbursement by the SBA for any PPP loan securing the PPPLF advance; or (ii) the date of purchase by the SBA from the Bank of any PPP loan securing the PPPLF loan advance to realize on the SBA’s guarantee of the PPP loan.

PPPLF loans may be prepaid in full or in part, without penalty.  The Bank shall prepay PPPLF advances (i) on the date and to the extent of the payment by the SBA for the amount of covered loan forgiveness for any PPP loan securing the PPPLF advance; (ii) on the date of purchase by the SBA from the Bank of a PPP loan securing the PPPLF advances to realize on the SBA’s guarantee of such PPP loans; or (iii) on the date and to the extent a borrower under a PPP loan repays or prepays such PPP loans, in each case, so that the amount of any PPPLF advances outstanding does not exceed the outstanding amount of PPP loans pledged to secure such PPPLF advances.  As of June 30, 2020, the contractual maturity date of the Company’s borrowing was April of 2022.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. Forward-looking statements include, but are not limited to:

●	statements of our goals, intentions, and expectations;
●	statements regarding our business plans, prospects, growth, and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
●	general economic conditions either nationally or in our market area, that are worse than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our allowance for loan losses, and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the potential transition away from LIBOR toward new interest rate benchmarks;
●	increased competitive pressures among financial services companies;
●	our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to control operating costs and expenses;
●	our ability to retain key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, changes in regulation policies and principles, an increase in regulatory capital requirements or change in the interpretation of regulatory capital or other rules, including as a result of Basel III;
●	adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;

●	disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	inability of key third-party vendors to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services, including the potential effects of the CARES Act, and other risks described elsewhere in this Form 10-Q and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Paycheck Protection Program ("PPP") Participation.  The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP.  The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two or five-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA provided that certain criteria is met by the borrower.  The Company has funded 463 PPP loans totaling $75.3 million as of June 30, 2020 for customers who are small to midsize businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020.  The deadline for PPP loan applications to the SBA has been extended to August 8, 2020.  The Bank is continuing to accept new PPP applications based on this extended deadline and is assisting small businesses with other borrowing options as they become available, including SBA and other government sponsored lending programs, as appropriate.

We have utilized the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company has pledged its PPP loans as collateral at face value to obtain FRB non-recourse loans.  For additional information regarding the PPPLF, see the discussion included in “Note 18 - COVID-19 Pandemic” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Allowance for Loan Losses and Loan Modifications

The Company recorded a provision of $4.6 million and $8.3 million for the quarter and six months ended June 30, 2020, respectively, compared to $910,000 and $1.7 million for the quarter and six months ended June 30, 2019, respectively, due primarily to probable loan losses reflecting the adverse impact of the  COVID-19 pandemic on the economy. According to the CARES Act and related banking agency guidance, banks are not be required to designate as TDRs the modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current, as defined under the CARES Act prior to any relief. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act and related banking agency guidance if they are not more than 30 days past due on their contractual payments as of December 31, 2019, or prior to any relief, respectively, and have experienced financial difficulty as a result of COVID-19. Through June 30, 2020, the Bank had approved COVID-19 pandemic related loan modifications for 355 individual loans with aggregate principal balances totaling $103.6 million. The primary method of relief is to allow the borrower up to 90 days of interest only payments and/or loan payment deferments, and, on a more limited basis, waived interest, late fees, or interest only loan payments and suspended foreclosure proceedings. These modifications were not classified as TDRs at June 30, 2020 in accordance with the guidance of the CARES Act and related bank regulatory guidance.  Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

Branch Operations and Additional Client Support

We have taken various steps to ensure the safety of our customers and our personnel.  The majority of our employees are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site.   The Family First Coronavirus Response Act also provides additional flexibility to our employees to help navigate their individual challenges.  Since the termination of the stay-at-home order in Washington State and phased re-opening of business, the Company has taken steps to resume more normal branch activities with specific guidelines in place to ensure the safety of the Company’s customers and personnel. All of our branches are open, with the exception of one branch which is operating through the drive-up window and accepting customer appointments.

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

The Company focuses on diversifying revenues, expanding lending channels, and growing the banking franchise. Management remains focused on building diversified revenue streams based upon credit, interest rate, and concentration risks. Our business plan remains as follows:

●	Growing and diversifying our loan portfolio;
●	Maintaining strong asset quality;
●	Emphasizing lower cost core deposits to reduce the costs of funding our loan growth;
●	Capturing our customers’ full relationship by offering a wide range of products and services by leveraging our well-established involvement in our communities and by selectively emphasizing products and services designed to meet our customers’ banking needs; and
●	Expanding the Company’s markets.

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At June 30, 2020, consumer loans represented 23.5% of the Company’s total gross loan portfolio, up slightly from 23.4% at June 30, 2019.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, and siding replacement, solar panels, pools, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of  98 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, and Nevada with four contractor/dealers responsible for 55.89% of the funded loans dollar volume for the three months ended June 30, 2020.  The Company funded $30.9 million, or approximately 1,700 loans during the quarter ended June 30, 2020. The following table details fixture secured loan originations by state for the periods indicated:

	For the Six Months Ended		For the Twelve Months Ended
	June 30, 2020		December 31, 2019
State	Amount	Percent	Amount	Percent
Washington	$34,137	41.0%	$66,834	41.9%
Oregon	21,205	25.5	43,036	27.0
California	19,586	23.6	34,027	21.4
Idaho	4,572	5.5	9,371	5.9
Colorado	2,043	2.5	3,493	2.2
Arizona	1,342	1.6	2,586	1.6
Minnesota	184	0.2	—	—
Nevada	113	0.1	—	—
Total consumer loans	$83,182	100.0%	$159,347	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $764.0 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $4.0 million through the home lending segment during the six months ended June 30, 2020, of which $639.4 million were sold to investors. Of the loans sold to investors, $542.0 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At June 30, 2020, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $139.4 million, totaled $295.2 million, or 20.1%, of the total gross loan portfolio.

For the six months ended June 30, 2020, there were higher volumes of refinances and sales of one-to-four-family homes, compared to the prior years’ surge in construction loans due to lower housing inventories.  Residential construction and development lending, while not as common as other options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate in March 2020, until the pandemic subsides the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision of $8.3 million for the six months ended June 30, 2020, compared to $1.7 million for the same period one year ago, due primarily to the incurred but not yet experienced probable loan losses reflecting credit deterioration due to the adverse impact of the COVID-19 pandemic, the increase in the loan portfolio due to organic growth, and net loan charge-offs.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax liabilities of $2.7 million and $2.0 million, at June 30, 2020 and December 31, 2019, respectively.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Assets. Total assets increased $295.7 million, or 17.3%, to $2.01 billion at June 30, 2020, compared to $1.71 billion at December 31, 2019, primarily due to increases in loans receivable, net of $108.1 million, total cash and cash equivalents of $80.3 million, loans held for sale of $69.7 million, and securities available-for-sale, of $42.7 million, partially offset by a decrease in certificates of deposit at other financial institutions of $3.0 million.  The increases in total assets were primarily funded by deposit growth, PPPFL funds, and the use of FHLB advances.

Loans receivable, net increased $108.1 million to $1.44 billion at June 30, 2020, from $1.34 billion at December 31, 2019. Total real estate loans increased $43.9 million, including increases in one-to-four-family portfolio loans of $33.7 million, which includes $20.9 million of adjustable rate mortgage loans purchased in the first quarter of 2020, commercial real estate loans of $11.5 million, and construction and development loans of $3.4 million, partially offset by decreases in home equity loans of $3.1 million and multi-family loans of $1.6 million. Undisbursed construction and development loan commitments increased $33.5 million, or 35.3%, to $128.5 million at June 30, 2020, as compared to $95.0 million at December 31, 2019. Commercial business loans increased $54.0 million, due to increases in commercial and industrial loans of $73.4 million, reflecting primarily PPP loans of $75.3 million originated in the second quarter of 2020 and the $3.7 million purchase of a U.S. Department of Agriculture guaranteed loan in the first quarter of 2020, partially offset by the decrease in warehouse lending of $19.4 million.  Consumer loans increased $19.1 million, primarily due to increases of $10.1 million in indirect home improvement loans and $9.7 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $69.7 million, or 100.0%, to $139.4 million at June 30, 2020, from $69.7 million at December 31, 2019. The Company continues to build its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations, including $708.9 million of loans originated for sale, $51.1 million of portfolio loans including first and second liens, and $4.0 million of loans brokered to other institutions, increased $412.3 million, or 117.2% to $764.0 million during the six months ended June 30, 2020, compared to $351.7 million during the six months ended June 30, 2019.  Refinance activity increased significantly over the last year in response to decreases in market interest rates.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

	For the Six Months Ended		For the Six Months Ended		Year	Year
	June 30, 2020		June 30, 2019		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$257,712	33.7%	$247,708	70.4%	$10,004	4.0
Refinance	506,283	66.3	103,996	29.6	402,287	386.8
Total	$763,995	100.0%	$351,704	100.0%	$412,291	117.2

During the six months ended June 30, 2020, the Company sold $639.4 million of one-to-four-family loans, compared to sales of $304.3 million for the same period one year ago. In addition, the cash margin on loans sold, net of deferred fees and capitalized expenses, increased to 1.87% for the six months ended June 30, 2020, compared to 1.67% for the six months ended June 30, 2019.  Margin reported is based on actual loans sold into the secondary market and the related value of capitalized servicing, partially offset by recognized deferred loans fees and capitalized expenses.  The gross cash margins on loans sold, excluding capitalized costs and deferred fees, were 3.71% and 3.30% for the six months ended June 30, 2020 and 2019, respectively.

The ALLL was $21.5 million, or 1.47% of gross loans receivable, excluding loans held for sale at June 30, 2020, compared to $13.2 million, or 0.98% of gross loans receivable, excluding loans held for sale at December 31, 2019.  Substandard loans increased to $12.4 million at June 30, 2020, compared to $6.7 million at December 31, 2019. This increase in substandard loans was mostly driven by the down grade of two commercial business loans totaling $4.3 million.  Non-performing loans, consisting solely of non-accruing loans 90 days or more past due, increased to $7.9 million at June 30, 2020, from $3.0 million at December 31, 2019.  At June 30, 2020, non-performing loans consisted of $4.3 million in commercial business loans, $1.1 million in one-to-four-family loans, $1.1 million in commercial real estate loans, $690,000 of home equity loans, $657,000 of indirect home improvement loans, $85,000 of marine loans, and $4,000 of other consumer loans. The ratio of non-performing loans to total gross loans was 0.54% at June 30, 2020, compared to 0.22% at December 31, 2019. There was one OREO property in the amount of $90,000 at June 30, 2020, and two OREO properties totaling $168,000 at December 31, 2019.

In accordance with acquisition accounting, the allowance does not include the recorded discount on loans acquired in the Anchor Acquisition of $2.0 million and $2.7 million on $168.7 million and $198.5 million of gross loans at June 30, 2020 and December 31, 2019, respectively.

Management has identified $126.8 million of loans that are in industries potentially impacted by the COVID-19 pandemic and has downgraded the risk classification of these loans shown below. Total COVID-19 related downgrades were $108.5 million to Watch, $11.8 million to Special Mention, and $6.5 million to Substandard for the six months ended June 30, 2020.

Loans downgraded as a result of the COVID-19 pandemic and their respective industries at the dates indicated are as follows:

(Dollars in thousands)
Loan types:	At June 30, 2020	At March 31, 2020
Construction	$4,704	$4,565
Education/worship	5,558	5,525
Food and beverage	16,199	12,988
Hospitality	44,136	15,578
Manufacturing	19,777	18,122
Retail	11,865	4,058
Transportation	4,532	5,111
Other	20,040	18,452
Total	$126,811	$84,399

Additionally, management increased the economic factors of the ALLL associated with the consumer portfolio based on the adverse economic impact from the COVID-19 pandemic, including its effect on unemployment reports.  Management recognizes the potential impact on all of our customers and will continue to assess and evaluate our level of reserves against our homogenous residential and consumer portfolios during the COVID-19 pandemic.

Liabilities. Total liabilities increased $287.3 million to $1.80 billion at June 30, 2020, from $1.51 billion at December 31, 2019, primarily due to increases of $214.5 million in deposits and $65.4 million in borrowings.

Total deposits increased $214.5 million to $1.61 billion at June 30, 2020, from $1.39 billion at December 31, 2019. The increase in deposits was primarily driven by proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, organic growth in customer relationships, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $114.1 million to $565.7 million at June 30, 2020, from $451.6 million at December 31, 2019, primarily due to a $73.5 million increase in noninterest-bearing checking, and a $42.2 million increase in interest-bearing checking.  Money market and savings accounts increased $78.7 million to $468.0 million at June 30, 2020, from $389.3 million at December 31, 2019. Time deposits increased $21.7 million to $573.2 million at June 30, 2020, from $551.5 million at December 31, 2019. Non-retail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds increased $49.0 million to $195.1 million at June 30, 2020, compared to $146.2 million at December 31, 2019, primarily due to a $46.6 million increase in brokered CDs.  Management remains focused on lower cost relationship-based deposits to fund long-term asset growth.

Deposits are summarized as follows at the periods indicated:

	June 30,	December 31,
	2020 (1)(2)	2019(1)(2)
Noninterest-bearing checking	$333,588	$260,131
Interest-bearing checking	220,214	177,972
Savings	143,740	118,845
Money market (3)	324,253	270,489
Certificates of deposit less than $100,000(4)	321,634	277,988
Certificates of deposit of $100,000 through $250,000	166,543	181,402
Certificates of deposit of $250,000 and over(5)	84,991	92,110
Escrow accounts related to mortgages serviced	11,909	13,471
Total	$1,606,872	$1,392,408

__________________________

(1)	Includes $121.7 million of deposits at June 30, 2020 from the Branch Purchase and $117.1 million at December 31, 2019.
(2)	Includes $296.9 million and $299.0 million of deposits at June 30, 2020 and December 31, 2019, respectively, from the Anchor Acquisition.
(3)	Includes $10.0 million and $6.2 million of brokered deposits at June 30, 2020 and December 31, 2019, respectively.
(4)	Includes $188.0 and $141.4 million of brokered deposits at June 30, 2020 and December 31, 2019, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit.

Borrowings increased $65.4 million to $150.3 million at June 30, 2020, from $84.9 million at December 31, 2019, primarily related to $63.0 million of advances from the PPPLF.

Management entered into two liability interest rate swap arrangements designated as cash flow hedges in the first quarter of 2020 to lock the expense costs associated with $60.0 million in brokered deposits and borrowings.  The average cost of these $60 million in notional pay fixed for four years interest rate swap agreements was 91 basis points for which the Bank will pay a fixed rate of 91 basis points to the interest rate swap counterparty, compared to the quarterly reset of three month LIBOR that will adjust quarterly.  Management will continue to implement processes to match balance sheet funding duration and minimize interest rate risk and costs.

Stockholders’ Equity. Total stockholders’ equity increased $8.4 million to $208.6 million at June 30, 2020, from $200.2 million at December 31, 2019. The increase in stockholders’ equity during the six months ended June 30, 2020, was primarily due to net income of $15.2 million and $2.5 million of other comprehensive income, net of tax, partially offset by the common stock repurchase of $8.6 million.  The Company repurchased 223,398 shares of its common stock during the six months ended June 30, 2020, at an average price of $38.64 per share. Book value per common share was $50.08 at June 30, 2020, compared to $45.85 at December 31, 2019.

We calculated book value based on common shares outstanding of 4,245,041 at June 30, 2020, less 40,215 unvested restricted stock shares, and 38,882 of unallocated ESOP shares for the reported common shares outstanding of 4,165,944. Common shares outstanding was calculated using 4,459,041 shares at December 31, 2019, less 40,215 unvested restricted stock shares, and 51,842 of unallocated ESOP shares for the reported common shares outstanding of 4,366,984.

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019

General. Net income was $10.0 million for the three months ended June 30, 2020, and $4.5 million for the three months ended June 30, 2019.  Net income for the three months ended June 30, 2020 was primarily impacted by an $8.0 million, or 132.3% increase in noninterest income and a $2.4 million, or 14.3% decrease in noninterest expense partially offset by a $3.4 million, or 20.5% decrease in net interest income after provision for loan losses.   Earnings for the quarter also reflect the impact of the COVID-19 pandemic which, until recently, resulted in the closing of businesses in the market areas we operate.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2020			June 30, 2019
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,542,581	$20,564	5.36%	$1,338,411	$21,102	6.32%
Mortgage-backed securities	69,801	440	2.54%	47,682	318	2.68%
Investment securities	82,220	422	2.06%	51,489	372	2.90%
Federal Home Loan Bank stock	9,252	111	4.83%	8,188	105	5.14%
Interest-bearing deposits at other financial institutions	135,308	176	0.52%	83,805	468	2.24%
Total interest-earning assets	1,839,162	21,713	4.75%	1,529,575	22,365	5.86%
Noninterest-earning assets	98,624			98,109
Total assets	$1,937,786			$1,627,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$447,170	$642	0.58%	$378,705	$741	0.78%
Interest-bearing checking	209,519	77	0.15%	187,049	386	0.83%
Certificates of deposit	545,038	2,507	1.85%	511,539	2,929	2.30%
Borrowings	171,445	458	1.07%	86,714	606	2.80%
Subordinated note	9,892	169	6.87%	9,872	169	6.87%
Total interest-bearing liabilities	1,383,064	3,853	1.12%	1,173,879	4,831	1.65%
Noninterest-bearing accounts	325,865			243,893
Other noninterest-bearing liabilities	24,975			21,146
Stockholders’ equity	203,882			188,766
Total liabilities and stockholders’ equity	$1,937,786			$1,627,684
Net interest income		$17,860			$17,534
Net interest rate spread			3.63%			4.21%
Net earning assets	$456,098			$355,696
Net interest margin			3.91%			4.60%
Average interest-earning assets to average interest-bearing liabilities	132.98%			130.30%

_______________________

(1)	Includes loans held for sale.

Net Interest Income. Net interest income increased $326,000 to $17.9 million for the three months ended June 30, 2020, from $17.5 million for the three months ended June 30, 2019. This increase was the result of decreases in both interest income and interest expense.  Interest expense decreased $978,000, including an $830,000 decrease in interest expense on deposits and a $148,000 decrease in interest expense on borrowings, while interest income decreased $652,000 including decreases of $538,000 in interest income on loans receivable, including fees, impacted by the reduction of higher interest rates and deferred fee income on loans, and the impact of refinances of one-to-four-family loans, along with a $114,000 decrease in interest and dividends on investment securities, and cash and cash equivalents.

The net interest margin (“NIM”) decreased 69 basis points to 3.91% for the three months ended June 30, 2020, from 4.60% for the same period in the prior year.  The decrease in NIM was primarily impacted by increased cash balances and lower note rates on recent fixed-rate real estate loan originations and adjustable-rate commercial loans, as well as the repricing of loans to reflect decreases in the market interest rates over the last year, including the March 2020 interest rate cuts due to COVID-19.  Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the three months ended June 30, 2020, decreased $652,000, to $21.7 million, from $22.4 million for the three months ended June 30, 2019. The decrease during the period was primarily attributable to a 111 basis point decrease in the average yield on interest-earning assets to 4.75% for the three months ended June 30, 2020, compared to 5.86% for the three months ended June 30, 2019. The decrease in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the reduction of higher interest rate and fee income loans, particularly construction and development loans, the impact of refinances of one-to-four-family loans and the origination of PPP loans. PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,542,581	5.36%	$1,338,411	6.32%	$(538)
Mortgage-backed securities	69,801	2.54	47,682	2.68	122
Investment securities	82,220	2.06	51,489	2.90	50
FHLB stock	9,252	4.83	8,188	5.14	6
Interest-bearing deposits at other financial institutions	135,308	0.52	83,805	2.24	(292)
Total interest-earning assets	$1,839,162	4.75%	$1,529,575	5.86%	$(652)

Interest Expense. Interest expense decreased $978,000, to $3.9 million for the three months ended June 30, 2020, from $4.8 million for the same prior year period, due to decreased interest expense on deposits of $830,000 and interest expense on borrowings of $148,000. The average cost of funds for total interest-bearing liabilities decreased 53 basis points to 1.12% for the three months ended June 30, 2020, from 1.65% for the three months ended June 30, 2019.  The decrease was predominantly due to repricing CD deposits and lowered borrowing interest expense, primarily due to the reduction of interest rates for the use of FHLB borrowings.  The average cost of total interest-bearing deposits decreased 43 basis points to 1.08%, for the three months ended June 30, 2020, compared to 1.51%, for the three months ended June 30, 2019, reflecting lower market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$447,170	0.58%	$378,705	0.78%	$(99)
Interest-bearing checking	209,519	0.15	187,049	0.83	(309)
Certificates of deposit	545,038	1.85	511,539	2.30	(422)
Borrowings	171,445	1.07	86,714	2.80	(148)
Subordinated note	9,892	6.87	9,872	6.87	—
Total interest-bearing liabilities	$1,383,064	1.12%	$1,173,879	1.65%	$(978)

Provision for Loan Losses. For the three months ended June 30, 2020, the provision for loan losses was $4.6 million, compared to $910,000 for the three months ended June 30, 2019, due primarily to the incurred but not yet reported probable loan losses reflecting credit deterioration due to the adverse impact of the COVID-19 pandemic and the increase in the loan portfolio due to organic growth.  During the three months ended June 30, 2020, net loan recoveries totaled $3,000, compared to net loan charge-offs of $415,000 during the three months ended June 30, 2019. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income increased $8.0 million, or 132.3%, to $14.1 million for the three months ended June 30, 2020, from $6.1 million for the three months ended June 30, 2019. The increase between periods was driven by a $9.8 million, or 273.7% increase in gain on sale of loans, primarily due to higher sales volume, partially offset by a $1.8 million, or 94.8% decrease in net service charges and fee income, primarily due to an increase in amortization expense attributable to the Bank’s mortgage servicing rights.  The increased amortization was primarily a result of higher volumes of payoffs in the underlying servicing portfolio.

Noninterest Expense. Noninterest expense decreased $2.4 million, or 14.3%, to $14.6 million for the three months ended June 30, 2020, from $17.1 million for the three months ended June 30, 2019. The decrease in noninterest expense includes a $1.2 million decrease in salaries and benefits, primarily attributable to increases in recognized deferred costs on direct loan origination activities of $5.1 million, partially offset by increases in incentives and commissions of $3.7 million, and no acquisition costs in the current quarter, compared to $1.2 million for the comparable period last year.  These net decreases were partially offset by an increase of $679,000 in the impairment of servicing rights reflecting the reduction in market interest rates.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 45.71% for the three months ended June 30, 2020, compared to 72.28% for the three months ended June 30, 2019, representing the increase in noninterest income and the decreases in noninterest expense noted above.

Provision for Income Tax. For the three months ended June 30, 2020, the Company recorded a provision for income tax expense of $2.7 million on pre-tax income as compared to $1.2 million for the three months ended June 30, 2019. The effective corporate income tax rates for the three months ended June 30, 2020 and 2019 were 21.2% and 20.8%, respectively.  The increase in the tax provision is primarily due to a $7.1 million increase in pre-tax income and the lack of non-deductible acquisition costs during the three months ended June 30, 2020, compared to non-deductible acquisition costs of $1.2 million during the same period last year.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and 2019

General. Net income was $15.2 million for the six months ended June 30, 2020, and $9.7 million for the six months ended June 30, 2019.  Net income for the six months ended June 30, 2020 was primarily impacted by a $12.4 million, or 116.4% increase in noninterest income, and a $1.1 million, or 3.3% decrease in noninterest expense, partially offset by a $6.6 million, or 19.6% decrease in net interest income after provision for loans losses.   Earnings for the period also reflect the

impact of the COVID-19 pandemic which, until recently, resulted in the closing of businesses in the market areas we operate.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2020			June 30, 2019
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,481,404	$41,304	5.61%	$1,343,387	$42,211	6.34%
Mortgage-backed securities	68,235	823	2.43%	47,237	638	2.72%
Investment securities	75,905	868	2.30%	52,172	747	2.89%
Federal Home Loan Bank stock	8,756	218	5.01%	8,557	235	5.54%
Interest-bearing deposits at other financial institutions	102,535	449	0.88%	76,030	845	2.24%
Total interest-earning assets	1,736,835	43,662	5.06%	1,527,383	44,676	5.90%
Noninterest-earning assets	99,075			93,925
Total assets	$1,835,910			$1,621,308
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$426,262	$1,469	0.69%	$386,964	$1,505	0.78%
Interest-bearing checking	194,995	212	0.22%	175,212	582	0.67%
Certificates of deposit	545,166	5,352	1.97%	503,609	5,679	2.27%
Borrowings	132,028	955	1.45%	98,514	1,350	2.76%
Subordinated note	9,889	341	6.93%	9,869	337	6.89%
Total interest-bearing liabilities	1,308,340	8,329	1.28%	1,174,168	9,453	1.62%
Noninterest-bearing accounts	299,654			241,758
Other noninterest-bearing liabilities	24,390			19,125
Stockholders’ equity	203,526			186,257
Total liabilities and stockholders’ equity	$1,835,910			$1,621,308
Net interest income		$35,333			$35,223
Net interest rate spread			3.78%			4.27%
Net earning assets	$428,495			$353,215
Net interest margin			4.09%			4.65%
Average interest-earning assets to average interest-bearing liabilities	132.75%			130.08%

________________________

(1) Includes loans held for sale

Net Interest Income. Net interest income increased $110,000 to $35.3 million for the six months ended June 30, 2020, from $35.2 million for the six months ended June 30, 2019. This slight increase was due to decreases in interest expense of $1.1 million and interest income of $1.0 million.

The NIM decreased 56 basis points to 4.09% for the six months ended June 30, 2020, from 4.65% for the same period in the prior year.  The decrease in NIM was primarily impacted by increased cash balances and lower note rates on recent fixed-rate real estate loan originations and adjustable-rate commercial loans, as well as the repricing of loans to reflect decreases in market interest rates over the last year, including the March 2020 interest rate cuts due to COVID-19. Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the six months ended June 30, 2020, decreased $1.0 million, to $43.7 million, from $44.7 million for the six months ended June 30, 2019. The decrease during the period was primarily attributable to an 84 basis point decrease in the average yield on interest-earning assets to 5.06% for the six months ended June 30, 2020, compared to 5.90% for the six months ended June 30, 2019. The decrease in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the reduction of higher interest rate and fee income loans, particularly construction and development loans, the impact of refinances of one-to-four-family loans and the origination of PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the maturity of the loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale (1)	$1,481,404	5.61%	$1,343,387	6.34%	$(907)
Mortgage-backed securities	68,235	2.43	47,237	2.72	185
Investment securities	75,905	2.30	52,172	2.89	121
FHLB stock	8,756	5.01	8,557	5.54	(17)
Interest-bearing deposits at other financial institutions	102,535	0.88	76,030	2.24	(396)
Total interest-earning assets	$1,736,835	5.06%	$1,527,383	5.90%	$(1,014)

Interest Expense. Interest expense decreased $1.1 million, to $8.3 million for the six months ended June 30, 2020, from $9.5 million for the same prior year period, primarily due to decreased interest expense on deposits of $733,000 and of interest expense on borrowings of $395,000. The average cost of funds for total interest-bearing liabilities decreased 34 basis points to 1.28% for the six months ended June 30, 2020, from 1.62% for the six months ended June 30, 2019.  The decrease was predominantly due to lowered borrowing interest expense, primarily due to the reduction of interest rates for the use of FHLB borrowings and the repricing of CD deposits. The average cost of total interest-bearing deposits decreased 26 basis points to 1.21%, for the six months ended June 30, 2020, compared to 1.47%, for the six months ended June 30, 2019, reflecting lower market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$426,262	0.69%	$386,964	0.78%	$(36)
Interest-bearing checking	194,995	0.22	175,212	0.67	(370)
Certificates of deposit	545,166	1.97	503,609	2.27	(327)
Borrowings	132,028	1.45	98,514	2.76	(395)
Subordinated note	9,889	6.93	9,869	6.89	4
Total interest-bearing liabilities	$1,308,340	1.28%	$1,174,168	1.62%	$(1,124)

Provision for Loan Losses. For the six months ended June 30, 2020, the provision for loan losses was $8.3 million, compared to $1.7 million for the six months ended June 30, 2019, due primarily to the incurred but not yet reported probable loan losses reflecting credit deterioration due to the adverse impact of the COVID-19 pandemic, the increase in the loan portfolio due to organic growth and net loan charge-offs.  During the six months ended June 30, 2020, net loan charge-offs totaled $40,000, compared to net loan charge-offs of $1.7 million during the six months ended June 30, 2019. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income increased $12.4 million, or 116.4%, to $23.0 million for the six months ended June 30, 2020, from $10.6 million for the six months ended June 30, 2019. The increase between periods was driven by a $13.3 million increase in gain on sale of loans, primarily due to higher sales volume, and a $1.4 million, or 208.4% increase in other noninterest income, mostly due to the one-time sale of Class B Visa stock shares of $1.5 million in the first quarter.  These increases were partially offset by a $2.5 million, or 71.0% decrease in net service charges and fee income, primarily due to an increase in amortization expense attributable to the Bank’s mortgage servicing rights reflecting the reduction in market interest rates.  The increased amortization was primarily a result of higher volumes of payoffs in the underlying servicing portfolio.

Noninterest Expense. Noninterest expense decreased $1.1 million, or 3.3%, to $30.8 million for the six months ended June 30, 2020, from $31.9 million for the six months ended June 30, 2019. The decrease was primarily due to no acquisition costs in the current period, compared to $1.6 million for the six months ended June 30, 2019 associated with the Anchor Bank core conversion. Other decreases included $591,000 in data processing and $428,000 in loan costs, partially offset by increases of $1.2 million in the impairment of servicing rights and $274,000 in operations.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 52.79% for the six months ended June 30, 2020, compared to 69.49% for the six months ended June 30, 2019, representing the increase in noninterest income and the decreases in noninterest expense noted above.

Provision for Income Tax. For the six months ended June 30, 2020, the Company recorded a provision for income tax expense of $4.0 million on pre-tax income of $19.2 million, as compared to a provision of income tax expense of $2.7 million on pre-tax income of $12.3 million for the six months ended June 30, 2019. The effective corporate income tax rates for the six months ended June 30, 2020 and 2019 were 21.0% and 21.7%, respectively.

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

At June 30, 2020, the Bank’s total borrowing capacity was $573.3 million with the FHLB of Des Moines, with unused borrowing capacity of $480.0 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At June 30, 2020, the Bank held approximately $769.0 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the FRB, with a current limit of $159.5 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at June 30, 2020. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At June 30, 2020, the Bank held approximately $336.0 million in loans that qualify as collateral for the FRB line of credit. The Bank also had available liquidity from the PPPFL, pursuant to which the Company can pledge its PPP loans as collateral at face value to obtain FRB non-recourse loans.  As of June 30, 2020, the Company had pledged $63.0 million in PPP loans under the PPPFL, with additional PPP loans of $12.3 million that qualify as collateral for additional advances under the PPPFL.

At June 30, 2020, $87.3 million in FHLB advances were outstanding, and no advances were outstanding against the Federal Reserve Bank line of credit, or the federal funds lines of credit. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $322.1 million at June 30, 2020. Total brokered deposits at June 30, 2020 were $198.0 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At June 30, 2020, the approved outstanding loan commitments, including unused lines of credit amounted to $536.8 million.  Certificates of deposit scheduled to mature in three months or less at June 30, 2020, totaled $218.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2020, FS Bancorp, Inc. had $3.8 million in unrestricted cash to meet liquidity needs.

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

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at June 30, 2020, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2020, the Bank was considered to be well capitalized.  Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%.  At June 30, 2020, the Bank qualified and elected to use the CBLR to measure capital adequacy. The Tier 1 leverage-based capital ratio calculated for the Bank at June 30, 2020 was 10.8%, compared to 11.6% at December 31, 2019.  As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for that calendar year. The CBLR will return to 9% on Jan. 1, 2022.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2020, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at June 30, 2020 was 10.5%. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly affected some of our operations and the way we provide banking services to businesses and individuals, most of whom were under government issued stay-at-home orders for much of the three months ended June 30, 2020.  As an essential business, we continue to provide banking and financial services to our customers.  Since the termination of the stay-at-home order in Washington State and phased re-opening of business, the Company has taken steps to resume more normal branch activities with specific guidelines in place to ensure the safety of the Company’s customers and personnel. All of our branches are open, with the exception of one branch which is operating through the drive-up window and providing in-person services available by appointment.  In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could potentially limit or disrupt our ability to provide banking and financial services to our customers.  The ultimate impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Although the stay-at-home order was lifted, the majority our employees currently are working remotely to enable us to continue to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program (“PPP”), deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be unfavorably affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

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

As of June 30, 2020, we hold and service a portfolio of 463 PPP loans totaling $75.3 million.  The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and to complex and evolving rules and guidance issued by the U.S. Small Business Administration and other government agencies.  We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations.  We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2020:

				Maximum
			Total Number	Number of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan
April 1, 2020 - April 30, 2020	52,227	$35.58	—	35,530
May 1, 2020 - May 31, 2020	34,346	40.60	—	1,184
June 1, 2020 - June 30, 2020	582	44.07	—	602
Total for the quarter	87,155	$37.62	—	602

On January 28, 2020, the Company announced that its Board of Directors authorized the repurchase of up to 225,000 shares of the Company’s common stock, or 5% of the Company’s outstanding shares authorized and outstanding at December 31, 2019. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time over a 12-month period until January 28, 2021, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  As of June 30, 2020, the repurchase plan authorized in the first quarter of 2020 has been fully utilized.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 18, 2018 (File No. 001-35589) and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 10, 2013 (File No. 001-35589) and incorporated by reference.
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-192990) filed on December 20, 2013, and incorporated by reference.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 2, 2015 (File No. 001-35589) and incorporated by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 19, 2015 (File No. 001-35589) and incorporated by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589) and incorporated by reference.
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-225135) filed on May 23, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: August 10, 2020	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: August 10, 2020	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)