Form 10-Q
period 2020-09-30
FS Bancorp, Inc.
filed 2020-11-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020              OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 30, 2020, there were 4,240,828 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10-Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
ASSETS	2020	2019
Cash and due from banks	$11,348	$13,175
Interest-bearing deposits at other financial institutions	24,725	32,603
Total cash and cash equivalents	36,073	45,778
Certificates of deposit at other financial institutions	14,262	20,902
Securities available-for-sale, at fair value	173,101	126,057
Securities held-to-maturity	5,500	—
Loans held for sale, at fair value	215,123	69,699
Loans receivable, net	1,491,503	1,336,346
Accrued interest receivable	6,809	5,908
Premises and equipment, net	27,898	28,770
Operating lease right-of-use (“ROU”) assets	5,251	5,016
Federal Home Loan Bank (“FHLB”) stock, at cost	6,553	8,045
Other real estate owned (“OREO”)	90	168
Bank owned life insurance (“BOLI”), net	36,006	35,356
Servicing rights, held at the lower of cost or fair value	11,736	11,560
Goodwill	2,312	2,312
Core deposit intangible, net	4,928	5,457
Other assets	17,481	11,682
TOTAL ASSETS	$2,054,626	$1,713,056
LIABILITIES
Deposits:
Noninterest-bearing accounts	$356,843	$273,602
Interest-bearing accounts	1,256,376	1,118,806
Total deposits	1,613,219	1,392,408
Borrowings	173,640	84,864
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	(100)	(115)
Total subordinated note less unamortized debt issuance costs	9,900	9,885
Operating lease liabilities	5,468	5,214
Deferred tax liability, net	2,662	1,971
Other liabilities	29,187	18,472
Total liabilities	1,834,076	1,512,814
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 4,263,091 and 4,459,041 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	43	44
Additional paid-in capital	81,676	89,268
Retained earnings	135,921	110,715
Accumulated other comprehensive income, net of tax	3,285	788
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(375)	(573)
Total stockholders’ equity	220,550	200,242
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,054,626	$1,713,056

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans receivable, including fees	$21,066	$21,466	$62,370	$63,677
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,162	1,245	3,520	3,710
Total interest and dividend income	22,228	22,711	65,890	67,387
INTEREST EXPENSE
Deposits	2,637	4,223	9,670	11,989
Borrowings	503	582	1,458	1,932
Subordinated note	170	171	511	508
Total interest expense	3,310	4,976	11,639	14,429
NET INTEREST INCOME	18,918	17,735	54,251	52,958
PROVISION FOR LOAN LOSSES	3,100	573	11,435	2,233
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,818	17,162	42,816	50,725
NONINTEREST INCOME
Service charges and fee income	546	1,619	1,566	5,131
Gain on sale of loans	16,228	4,583	35,492	10,556
Gain on sale of investment securities	118	—	300	32
Earnings on cash surrender value of BOLI	219	219	650	651
Other noninterest income	435	323	2,560	1,012
Total noninterest income	17,546	6,744	40,568	17,382
NONINTEREST EXPENSE
Salaries and benefits	10,225	7,865	27,192	24,757
Operations	2,809	2,360	7,785	7,062
Occupancy	1,167	1,104	3,492	3,446
Data processing	1,127	1,148	3,158	3,770
(Gain) loss on sale of OREO	—	(40)	2	(125)
OREO expenses	—	1	2	12
Loan costs	593	903	1,544	2,282
Professional and board fees	601	654	1,950	1,820
Federal Deposit Insurance Corporation (“FDIC”) insurance	290	(29)	574	358
Marketing and advertising	109	178	358	505
Acquisition costs	—	257	—	1,855
Amortization of core deposit intangible	176	190	529	570
Impairment of servicing rights	82	131	1,399	278
Total noninterest expense	17,179	14,722	47,985	46,590
INCOME BEFORE PROVISION FOR INCOME TAXES	16,185	9,184	35,399	21,517
PROVISION FOR INCOME TAXES	3,472	2,040	7,499	4,718
NET INCOME	$12,713	$7,144	$27,900	$16,799
Basic earnings per share	$2.99	$1.62	$6.49	$3.80
Diluted earnings per share	$2.94	$1.58	$6.38	$3.71

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income	$12,713	$7,144	$27,900	$16,799
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gain during period	1	110	4,882	2,658
Income tax provision related to unrealized holding gain	—	(23)	(1,049)	(571)
Reclassification adjustment for realized gains, net included in net income	(118)	—	(300)	(32)
Income tax provision related to reclassification for realized gains, net	26	—	65	7
Cash flow hedges:
Unrealized derivative losses during period	(43)	—	(1,485)	—
Income tax benefit related to unrealized derivative losses	8	—	318	—
Reclassification adjustment for interest expense, net included in net income	98	—	84	—
Income tax provision related to reclassification for expense, net	(21)	—	(18)	—
Other comprehensive (loss) income, net of tax	(49)	87	2,497	2,062
COMPREHENSIVE INCOME	$12,664	$7,231	$30,397	$18,861

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended September 30, 2019 and 2020

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, July 1, 2019	4,476,864	$45	$90,418	$99,184	$496	$(717)	$189,426
Net income	—	$—	—	7,144	—	—	$7,144
Dividends paid ($0.15 per share)	—	$—	—	(656)	—	—	$(656)
Share-based compensation	—	$—	189	—	—	—	$189
Restricted stock awards	20,215	$—	—	—	—	—	$—
Common stock repurchased - repurchase plan	(46,562)	$(1)	(2,275)	—	—	—	$(2,276)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(645)	$—	(31)	—	—	—	$(31)
Stock options exercised, net	3,000	$—	51	—	—	—	$51
Other comprehensive income, net of tax	—	$—	—	—	87	—	$87
ESOP shares allocated	—	$—	256	—	—	67	$323
BALANCE, September 30, 2019	4,452,872	$44	$88,608	$105,672	$583	$(650)	$194,257

BALANCE, July 1, 2020	4,245,041	$42	$81,616	$124,090	$3,334	$(441)	$208,641
Net income	—	$—	—	12,713	—	—	$12,713
Dividends paid ($0.21 per share)	—	$—	—	(882)	—	—	$(882)
Share-based compensation	—	$—	272	—	—	—	$272
Restricted stock awards	24,880	$1	—	—	—	—	$1
Common stock repurchased - repurchase plan	(11,010)	$—	(447)	—	—	—	$(447)
Common stock repurchased for employee/director taxes paid on restricted stock	(820)	$—	(35)	—	—	—	$(35)
Stock options exercised, net	5,000	$—	85	—	—	—	$85
Other comprehensive loss, net of tax	—	$—	—	—	(49)	—	$(49)
ESOP shares allocated	—	$—	185	—	—	66	$251
BALANCE, September 30, 2020	4,263,091	$43	$81,676	$135,921	$3,285	$(375)	$220,550

See accompanying notes to these consolidated financial statements.

Nine Months Ended September 30, 2019 and 2020

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2019	4,492,478	$45	$91,466	$90,854	$(1,479)	$(848)	$180,038
Net income	—	$—	—	16,799	—	—	$16,799
Dividends paid ($0.39 per share)	—	$—	—	(1,981)	—	—	$(1,981)
Share-based compensation	—	$—	641	—	—	—	$641
Restricted stock awards	20,215	$—	—	—	—	—	$—
Common stock repurchased - repurchase plan	(99,184)	$(1)	(4,801)	—	—	—	$(4,802)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(4,037)	$—	(204)	—	—	—	$(204)
Stock options exercised	43,400	$—	733	—	—	—	$733
Other comprehensive income, net of tax	—	$—	—	—	2,062	—	$2,062
ESOP shares allocated	—	$—	773	—	—	198	$971
BALANCE, September 30, 2019	4,452,872	$44	$88,608	$105,672	$583	$(650)	$194,257

BALANCE, January 1, 2020	4,459,041	$44	$89,268	$110,715	$788	$(573)	$200,242
Net income	—	$—	—	27,900	—	—	$27,900
Dividends paid ($0.63 per share)	—	$—	—	(2,694)	—	—	$(2,694)
Share-based compensation	—	$—	719	—	—	—	$719
Restricted stock awards	24,880	$1	—	—	—	—	$1
Common stock repurchased - repurchase plan	(234,408)	$(2)	(8,673)	—	—	—	$(8,675)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(820)	$—	(35)	—	—	—	$(35)
Stock options exercised	14,398	$—	(161)	—	—	—	$(161)
Other comprehensive income, net of tax	—	$—	—	—	2,497	—	$2,497
ESOP shares allocated	—	$—	558	—	—	198	$756
BALANCE, September 30, 2020	4,263,091	$43	$81,676	$135,921	$3,285	$(375)	$220,550

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

.

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS USED BY OPERATING ACTIVITIES
Net income	$27,900	$16,799
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	11,435	2,233
Depreciation, amortization and accretion	9,336	9,269
Compensation expense related to stock options and restricted stock awards	719	641
ESOP compensation expense for allocated shares	756	971
Increase in cash surrender value of BOLI	(650)	(651)
Gain on sale of loans held for sale	(35,492)	(10,434)
Gain on sale of portfolio loans	—	(122)
Gain on sale of investment securities	(300)	(32)
Origination of loans held for sale	(1,260,250)	(579,762)
Proceeds from sale of loans held for sale	1,140,003	556,538
Impairment of servicing rights	1,399	278
Loss (gain) on sale of OREO	2	(125)
Changes in operating assets and liabilities
Accrued interest receivable	(901)	38
Other assets	(246)	(6,082)
Other liabilities	6,897	6,807
Net cash used by operating activities	(99,392)	(3,634)
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	12,214	10,554
Maturities, prepayments, and calls	30,034	18,138
Purchases	(90,610)	(35,192)
Maturities of certificates of deposit at other financial institutions	6,640	2,488
Purchase of certificates of deposit at other financial institutions	—	(4,712)
Loan originations and principal collections, net	(134,436)	(11,976)
Purchase of portfolio loans	(32,743)	(321)
Proceeds from sale of portfolio loans	—	8,487
Proceeds from sale of OREO, net	76	800
Purchase of premises and equipment, net	(1,189)	(2,002)
Change in FHLB stock, net	1,492	1,892
Net cash used by investing activities	(208,522)	(11,844)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	220,997	112,383
Proceeds from borrowings	549,557	354,372
Repayments of borrowings	(460,781)	(414,908)
Dividends paid on common stock	(2,694)	(1,981)
(Disbursements) proceeds from stock options exercised, net	(161)	733
Restricted stock awards	(34)	(204)
Common stock repurchased	(8,675)	(4,802)
Net cash from financing activities	298,209	45,593
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,705)	30,115

CASH AND CASH EQUIVALENTS, beginning of period	45,778	32,779
CASH AND CASH EQUIVALENTS, end of period	$36,073	$62,894

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$11,128	$14,000
Income taxes	7,804	3,417

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities, net	$4,582	$2,626
Change in unrealized loss on cash flow hedges, net	(1,401)	—
Retention in gross mortgage servicing rights from loan sales	7,634	4,636
Property taken in settlement of loans	—	209
Right-of-use assets in exchange for lease liabilities	1,202	5,646

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

The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2020 for potential recognition or disclosure.

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

The Company has selected a third-party vendor to assist in the implementation of this ASU and has run parallel computations as it continues to evaluate the impact of adoption of the new standard. As part of the implementation, management is also evaluating economic variables and forecast time horizons it believes to be most relevant based on the composition of the loan portfolio to develop a reasonable and supportable forecast, likely to include forecasted levels of employment, gross domestic product, and home price index, depending on the nature of the loan segment, as well as various loss methodologies to estimate expected credit losses.  In addition, management has kept current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. Once adopted, the Company anticipates the allowance for loan losses to potentially increase through a one-time adjustment to retained earnings, however, until the evaluation is complete the magnitude of the potential increase will be unknown.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326: Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various FASB Transition Resource Group meetings. Early adoption is permitted. The Company plans to adopt Topic 326 of this ASU, in conjunction with ASU No. 2016-13, on January 1, 2023.   The adoption of Topics 815 and 825 are not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20: Receivables – Nonrefundable Fees and Other Costs. The ASU clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

Recent Events - The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 (“CARES Act”) also provided guidance around the modification of loans as a result of the novel coronavirus of 2019 (“COVID-19’) pandemic, providing, among other criteria, that modifications made between March 1, 2020, and the earlier of December 31, 2020, or 60 days after the COVID-19 national emergency is terminated, on a good faith basis to borrowers who were current as of December 31, 2019, are exempt from accounting requirements for Troubled Debt Restructurings (“TDRs”). This includes modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. On April 7, 2020, the federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic ("Interagency Statement"). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR loans. Borrowers  that  do  not  meet  the  criteria  in  the  CARES  Act  or  the  Interagency  Statement  are  assessed  for  TDR  loan classification in accordance with the Company’s accounting policies. As of September 30, 2020, the amount of portfolio loans remaining under payment/relief agreements includes commercial real estate loans of $23.8 million, commercial business loans of $7.6 million, portfolio one-to-four-family loans of $3.3 million, and other consumer loans of $280,000. The majority of these modifications involved short-term (e.g. less than six months) extensions and/or interest-only periods. For additional information, see “Note 18 - COVID-19 Pandemic.”

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

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale and held-to-maturity at September 30, 2020 and December 31, 2019:

	September 30, 2020
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$3,982	$158	$—	$4,140
Corporate securities	15,877	68	(378)	15,567
Municipal bonds	59,477	2,310	(110)	61,677
Mortgage-backed securities	69,505	3,022	(85)	72,442
U.S. Small Business Administration securities	18,674	608	(7)	19,275
Total securities available-for-sale	167,515	6,166	(580)	173,101

SECURITIES HELD-TO-MATURITY
Corporate securities	5,500	44	(6)	5,538
Total securities held-to-maturity	5,500	44	(6)	5,538

Total securities	$173,015	$6,210	$(586)	$178,639

	December 31, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$8,986	$95	$(15)	$9,066
Corporate securities	10,525	52	(7)	10,570
Municipal bonds	20,516	604	—	21,120
Mortgage-backed securities	62,745	405	(300)	62,850
U.S. Small Business Administration securities	22,281	191	(21)	22,451
Total securities available-for-sale	$125,053	$1,347	$(343)	$126,057

There were no securities held-to-maturity at December 31, 2019.

At September 30, 2020, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.9 million to secure Washington State public deposits of $9.9 million with a $3.8 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2019, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $7.4 million to secure Washington State public deposits of $10.3 million with a $4.0 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at September 30, 2020 and December 31, 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$5,620	$(378)	$—	$—	$5,620	$(378)
Municipal bonds	7,505	(110)	—	—	7,505	(110)
Mortgage-backed securities	6,343	(73)	3,012	(12)	9,355	(85)
U.S. Small Business Administration securities	2,298	(7)	—	—	2,298	(7)
Total securities available-for-sale	21,766	(568)	3,012	(12)	24,778	(580)

SECURITIES HELD-TO-MATURITY
Corporate securities	1,994	(6)	—	—	1,994	(6)
Total securities held-to-maturity	1,994	(6)	—	—	1,994	(6)

Total	$23,760	$(574)	$3,012	$(12)	$26,772	$(586)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$2,977	$(15)	$—	$—	$2,977	$(15)
Corporate securities	1,993	(7)	—	—	1,993	(7)
Mortgage-backed securities	12,345	(154)	11,459	(146)	23,804	(300)
U.S. Small Business Administration securities	4,395	(21)	—	—	4,395	(21)
Total	$21,710	$(197)	$11,459	$(146)	$33,169	$(343)

There were 14 investments with unrealized losses of less than one year, and one investment with an unrealized loss of more than one year at September 30, 2020. There were 13 investments with unrealized losses of less than one year, and 10 investments with unrealized losses of more than one year at December 31, 2019. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the nine months ended September 30, 2020, or for the year ended December 31, 2019.  Additional deterioration in market and economic conditions related to the COVID-19 pandemic, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The contractual maturities of securities available-for-sale and held-to-maturity at September 30, 2020 and December 31, 2019 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2020		December 31, 2019
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$982	$1,068	$996	$1,036
Due after five years through ten years	1,000	1,039	3,997	4,027
Due after ten years	2,000	2,033	3,993	4,003
Subtotal	3,982	4,140	8,986	9,066
Corporate securities
Due in one year or less	4,002	4,013	5,034	5,044
Due after one year through five years	5,875	5,913	3,491	3,532
Due after five years through ten years	4,000	3,641	2,000	1,994
Due after ten years	2,000	2,000	—	—
Subtotal	15,877	15,567	10,525	10,570
Municipal bonds
Due in one year or less	102	102	—	—
Due after one year through five years	3,755	4,001	3,774	3,833
Due after five years through ten years	7,239	7,576	3,162	3,307
Due after ten years	48,381	49,998	13,580	13,980
Subtotal	59,477	61,677	20,516	21,120
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	47,670	50,279	42,131	42,333
Federal Home Loan Mortgage Corporation (“FHLMC”)	14,641	14,838	15,250	15,179
Government National Mortgage Association (“GNMA”)	7,194	7,325	5,364	5,338
Subtotal	69,505	72,442	62,745	62,850
U.S. Small Business Administration securities
Due after one year through five years	2,267	2,348	1,546	1,555
Due after five years through ten years	8,177	8,447	11,500	11,598
Due after ten years	8,230	8,480	9,235	9,298
Subtotal	18,674	19,275	22,281	22,451
Total securities available-for-sale	167,515	173,101	125,053	126,057

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	4,000	4,003	—	—
Due after ten years	1,500	1,535	—	—
Total securities held-to-maturity	5,500	5,538	—	—

Total securities	$173,015	$178,639	$125,053	$126,057

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the three and nine months ended September 30, 2020 and 2019 shown below:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$3,041	$119	$—	$12,214	$300	$—

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
		Gross	Gross		Gross	Gross
	Proceeds	Gains	(Losses)	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—	$10,554	$91	$(59)

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
REAL ESTATE LOANS	2020	2019
Commercial	$227,354	$210,749
Construction and development	191,933	179,654
Home equity	40,459	38,167
One-to-four-family (excludes loans held for sale)	300,863	261,539
Multi-family	130,243	133,931
Total real estate loans	890,852	824,040
CONSUMER LOANS
Indirect home improvement	276,693	254,691
Marine	84,650	67,179
Other consumer	3,465	4,340
Total consumer loans	364,808	326,210
COMMERCIAL BUSINESS LOANS
Commercial and industrial	224,276	140,531
Warehouse lending	39,482	61,112
Total commercial business loans	263,758	201,643
Total loans receivable, gross	1,519,418	1,351,893
Allowance for loan losses	(24,799)	(13,229)
Deferred costs and fees, net	(4,240)	(3,273)
Premiums on purchased loans, net	1,124	955
Total loans receivable, net	$1,491,503	$1,336,346

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

At September 30, 2020, the Bank held approximately $780.6 million in loans that qualify as collateral for FHLB advances, compared to approximately $646.1 million at December 31, 2019. The Bank held approximately $355.8 million in loans that qualify as collateral for the Federal Reserve Bank of San Francisco (“FRB”) line of credit at September 30, 2020, compared to approximately $318.8 million at December 31, 2019.  At September 30, 2020, the Bank held $74.1 million of loans originated under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) which were pledged as collateral for non-recourse advances under the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”). For additional information, see “Note 18 - COVID-19 Pandemic.”

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

Consumer Loans

Indirect Home Improvement. Fixture secured loans for home improvement are originated by the Company through its network of home improvement contractors and dealers and are secured by the personal property installed in, on, or at the borrower’s real property, and may be perfected with a UCC-1 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, pools, and other home fixture installations, including solar related home improvement projects.

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

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and nine months ended September 30, 2020 and 2019:

	At or For the Three Months Ended September 30, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$11,912	$5,132	$4,248	$232	$21,524
Provision (recapture) for loan losses	907	1,891	335	(33)	3,100
Charge-offs	—	(196)	(11)	—	(207)
Recoveries	—	254	128	—	382
Net recoveries	—	58	117	—	175
Ending balance	$12,819	$7,081	$4,700	$199	$24,799
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$274	$1,057	$—	$1,346
Loans collectively evaluated for impairment	12,804	6,807	3,643	199	23,453
Ending balance	$12,819	$7,081	$4,700	$199	$24,799
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,456	$781	$4,324	$—	$7,561
Loans collectively evaluated for impairment	888,396	364,027	259,434	—	1,511,857
Ending balance	$890,852	$364,808	$263,758	$—	$1,519,418

	At or For the Three Months Ended September 30, 2019
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$5,780	$3,575	$2,718	$267	$12,340
Provision (recapture) for loan losses	247	262	321	(257)	573
Charge-offs	(5)	(275)	—	—	(280)
Recoveries	11	121	—	—	132
Net recoveries (charge-offs)	6	(154)	—	—	(148)
Ending balance	$6,033	$3,683	$3,039	$10	$12,765
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$184	$—	$—	$184
Loans collectively evaluated for impairment	6,033	3,499	3,039	10	12,581
Ending balance	$6,033	$3,683	$3,039	$10	$12,765
LOANS RECEIVABLE
Loans individually evaluated for impairment	$882	$525	$—	$—	$1,407
Loans collectively evaluated for impairment	818,103	317,409	189,276	—	1,324,788
Ending balance	$818,985	$317,934	$189,276	$—	$1,326,195

	At or For the Nine Months Ended September 30, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$6,206	$3,766	$3,254	$3	$13,229
Provision for loan losses	6,595	3,606	1,038	196	11,435
Charge-offs	—	(869)	(22)	—	(891)
Recoveries	18	578	430	—	1,026
Net recoveries (charge-offs)	18	(291)	408	—	135
Ending balance	$12,819	$7,081	$4,700	$199	$24,799
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$274	$1,057	$—	$1,346
Loans collectively evaluated for impairment	12,804	6,807	3,643	199	23,453
Ending balance	$12,819	$7,081	$4,700	$199	$24,799
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,456	$781	$4,324	$—	$7,561
Loans collectively evaluated for impairment	888,396	364,027	259,434	—	1,511,857
Ending balance	$890,852	$364,808	$263,758	$—	$1,519,418

	At or For the Nine Months Ended September 30, 2019
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$5,761	$3,351	$3,191	$46	$12,349
Provision (recapture) for loan losses	266	571	1,432	(36)	2,233
Charge-offs	(5)	(741)	(1,584)	—	(2,330)
Recoveries	11	502	—	—	513
Net recoveries (charge-offs)	6	(239)	(1,584)	—	(1,817)
Ending balance	$6,033	$3,683	$3,039	$10	$12,765
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$184	$—	$—	$184
Loans collectively evaluated for impairment	6,033	3,499	3,039	10	12,581
Ending balance	$6,033	$3,683	$3,039	$10	$12,765
LOANS RECEIVABLE
Loans individually evaluated for impairment	$882	$525	$—	$—	$1,407
Loans collectively evaluated for impairment	818,103	317,409	189,276	—	1,324,788
Ending balance	$818,985	$317,934	$189,276	$—	$1,326,195

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

As of September 30, 2020, the amount of loans remaining under payment/relief agreements included commercial real estate loans of $22.4 million, commercial business loans of $9.0 million, portfolio one-to-four-family loans of $3.3 million, and consumer loans of $280,000.  These loans were classified as current and accruing interest as of September 30, 2020. These modifications were not classified as TDRs at September 30, 2020 in accordance with the CARES Act and related bank agency regulatory guidance. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.  At September 30, 2020 and December 31, 2019, the Company had no TDRs.

The following tables provide information pertaining to the aging analysis of contractually past due loans and non-accrual loans at September 30, 2020 and December 31, 2019:

	September 30, 2020
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$549	$—	$549	$226,805	$227,354	$1,087
Construction and development	—	—	—	—	191,933	191,933	—
Home equity	—	—	219	219	40,240	40,459	636
One-to-four-family	—	353	733	1,086	299,777	300,863	733
Multi-family	—	—	—	—	130,243	130,243	—
Total real estate loans	—	902	952	1,854	888,998	890,852	2,456
CONSUMER LOANS
Indirect home improvement	628	295	375	1,298	275,395	276,693	781
Marine	41	23	—	64	84,586	84,650	—
Other consumer	20	65	—	85	3,380	3,465	—
Total consumer loans	689	383	375	1,447	363,361	364,808	781
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	224,276	224,276	4,324
Warehouse lending	—	—	—	—	39,482	39,482	—
Total commercial business loans	—	—	—	—	263,758	263,758	4,324
Total loans	$689	$1,285	$1,327	$3,301	$1,516,117	$1,519,418	$7,561

	December 31, 2019
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$210,749	$210,749	$1,086
Construction and development	533	—	—	533	179,121	179,654	—
Home equity	109	—	185	294	37,873	38,167	190
One-to-four-family	894	114	1,150	2,158	259,381	261,539	1,264
Multi-family	—	—	—	—	133,931	133,931	—
Total real estate loans	1,536	114	1,335	2,985	821,055	824,040	2,540
CONSUMER LOANS
Indirect home improvement	692	227	147	1,066	253,625	254,691	468
Marine	15	—	—	15	67,164	67,179	—
Other consumer	71	2	20	93	4,247	4,340	25
Total consumer loans	778	229	167	1,174	325,036	326,210	493
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	140,531	140,531	—
Warehouse lending	—	—	—	—	61,112	61,112	—
Total commercial business loans	—	—	—	—	201,643	201,643	—
Total loans	$2,314	$343	$1,502	$4,159	$1,347,734	$1,351,893	$3,033

There were no loans 90 days or more past due and still accruing interest at September 30, 2020, or at December 31, 2019.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for loan losses has been provided and loans for which no allowance was provided at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Commercial	$1,098	$1,087	$—
Home equity	687	636	—
One-to-four-family	736	673	—
	2,521	2,396	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	781	781	274
Commercial business loans:
Commercial and industrial	4,324	4,324	1,057
	5,166	5,165	1,346
Total	$7,687	$7,561	$1,346

	December 31, 2019
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Commercial	$1,097	$1,086	$—
Home equity	278	225	—
One-to-four-family	1,293	1,264	—
Consumer loans
Other consumer	17	17	—
	2,685	2,592	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	468	468	164
Other consumer	8	8	3
	537	536	182
Total	$3,222	$3,128	$182

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and nine months ended September 30, 2020 and 2019:

	At or For the Three Months Ended
	September 30, 2020		September 30, 2019
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$1,089	$14	$—	$—
Home equity	672	11	190	—
One-to-four-family	733	10	1,339	25
	2,494	35	1,529	25
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	60	—	—	—
Consumer loans:
Indirect	723	16	488	9
Marine	—	—	34	—
Other consumer	—	—	9	—
Commercial business loans:
Commercial and industrial	4,310	—	—	—
	5,093	16	531	9
Total	$7,587	$51	$2,060	$34

	At or For the Nine Months Ended
	September 30, 2020		September 30, 2019
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$1,088	$41	$—	$—
Home equity	434	22	210	—
One-to-four-family	1,029	17	1,532	43
Consumer loans:
Other consumer	4	—	—	—
Commercial business loans:
Commercial and industrial	—	—	240	—
	2,555	80	1,982	43
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	60	—	—	—
Consumer loans:
Indirect	624	40	452	29
Marine	42	1	17	1
Other consumer	—	—	8	1
Commercial business loans:
Commercial and industrial	1,910	162	128	7
	2,636	203	605	38
Total	$5,191	$283	$2,587	$81

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

Consumer, Home Equity, and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk rated “4” or “5” internally. Loans that are past due more than 90 days are classified “Substandard” and risk rated “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.  Management may more conservatively risk rate credits that may be paying as agreed.

Commercial real estate, construction and development, multi-family and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations.

The following tables summarize risk rated loan balances by category at the dates indicated:

	September 30, 2020
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$144,013	$73,931	$6,440	$2,970	$—	$—	$227,354
Construction and development	187,815	2,268	1,850	—	—	—	191,933
Home equity	39,823	—	—	636	—	—	40,459
One-to-four-family	293,271	163	187	7,242	—	—	300,863
Multi-family	130,243	—	—	—	—	—	130,243
Total real estate loans	795,165	76,362	8,477	10,848	—	—	890,852
CONSUMER LOANS
Indirect home improvement	275,912	—	—	781	—	—	276,693
Marine	84,650	—	—	—	—	—	84,650
Other consumer	3,465	—	—	—	—	—	3,465
Total consumer loans	364,027	—	—	781	—	—	364,808
COMMERCIAL BUSINESS LOANS
Commercial and industrial	184,676	29,619	3,154	6,827	—	—	224,276
Warehouse lending	39,482	—	—	—	—	—	39,482
Total commercial business loans	224,158	29,619	3,154	6,827	—	—	263,758
Total loans receivable, gross	$1,383,350	$105,981	$11,631	$18,456	$—	$—	$1,519,418

	December 31, 2019
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$203,703	$2,274	$3,686	$1,086	$—	$—	$210,749
Construction and development	177,109	2,545	—	—	—	—	179,654
Home equity	37,942	—	35	190	—	—	38,167
One-to-four-family	259,580	635	60	1,264	—	—	261,539
Multi-family	127,792	6,139	—	—	—	—	133,931
Total real estate loans	806,126	11,593	3,781	2,540	—	—	824,040
CONSUMER LOANS
Indirect home improvement	254,223	—	—	468	—	—	254,691
Marine	67,179	—	—	—	—	—	67,179
Other consumer	4,315	—	—	25	—	—	4,340
Total consumer loans	325,717	—	—	493	—	—	326,210
COMMERCIAL BUSINESS LOANS
Commercial and industrial	125,025	10,435	1,442	3,629	—	—	140,531
Warehouse lending	61,112	—	—	—	—	—	61,112
Total commercial business loans	186,137	10,435	1,442	3,629	—	—	201,643
Total loans receivable, gross	$1,317,980	$22,028	$5,223	$6,662	$—	$—	$1,351,893

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $1.90 billion and $1.46 billion at September 30, 2020 and December 31, 2019, respectively.

The following tables summarize servicing rights activity for the three and nine months ended September 30, 2020 and 2019:

	At or For the Three Months Ended
	September 30,
	2020	2019
Beginning balance	$10,672	$10,849
Additions	3,233	2,577
Servicing rights amortized	(2,087)	(2,102)
Impairment of servicing rights	(82)	(131)
Ending balance	$11,736	$11,193

	At or For the Nine Months Ended
	September 30,
	2020	2019
Beginning balance	$11,560	$10,429
Additions	7,634	4,636
Servicing rights amortized	(6,059)	(3,594)
Impairment of servicing rights	(1,399)	(278)
Ending balance	$11,736	$11,193

The fair market value of the servicing rights’ assets was $12.0 million and $13.3 million at September 30, 2020 and December 31, 2019, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At September 30,	At December 31,
Key assumptions:	2020	2019
Weighted average discount rate	9.1%	9.7%
Conditional prepayment rate (“CPR”)	28.6%	17.1%
Weighted average life in years	3.4	5.1

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan.  The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at September 30, 2020 and December 31, 2019:

		September 30, 2020	December 31, 2019
Aggregate portfolio principal balance (1)		$1,854,472	$1,463,732
Weighted average rate of note		3.7%	4.2%

At September 30, 2020	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	28.6%	36.2%	40.1%
Fair value MSR	$11,960	$10,055	$9,291
Percentage of MSR	0.6%	0.5%	0.5%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$11,960	$11,817	$11,678
Percentage of MSR	0.6%	0.6%	0.6%

At December 31, 2019	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	17.1%	24.6%	32.5%
Fair value MSR	$13,255	$10,582	$8,674
Percentage of MSR	0.9%	0.7%	0.6%

Discount rate	9.7%	10.2%	10.7%
Fair value MSR	$13,255	$13,037	$12,826
Percentage of MSR	0.9%	0.9%	0.9%

___________________________

(1) Excludes nonperforming serviced loans in forbearance.

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

The Company recorded $1.1 million and $874,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended September 30, 2020 and 2019, respectively, and

$3.1 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively. The income, net of amortization, or the reduction in income, if MSR amortization is greater than servicing fees, is reported in noninterest income on the Consolidated Statements of Income.

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

The net unrealized loss on cash flow hedges recorded in accumulated other comprehensive income was $1.1 million, net of tax, at September 30, 2020.  The Company reclassified realized losses of $98,000 from accumulated other comprehensive income to interest expense related to these cash flow hedges for the three months ended September 30, 2020, and $84,000 for the nine months ended September 30, 2020.  The Company had no cash flow hedges in 2019. The Company expects that approximately $463,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months  related to these cash flow hedges.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	September 30, 2020
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$1,401	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	219,266	6,186	—
Mandatory and best effort forward commitments with investors	72,966	—	762
Forward TBA mortgage-backed securities	303,000	—	713

	December 31, 2019
		Fair Value
Non-hedging derivatives:	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$33,914	$557	$—
Mandatory and best effort forward commitments with investors	43,752	—	195
Forward TBA mortgage-backed securities	46,000	—	8

At September 30, 2020 and December 31, 2019, the Company had $303.0 million and $46.0 million of TBA trades with counterparties that required margin collateral of $5.1 million and $1.2 million, respectively.  At September 30, 2020, the Bank had pledged three securities with a carrying value of $4.3 million to secure interest rate swaps designated as cash flow hedges.

Changes in the fair value of the non-hedging derivatives recognized in noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $2.8 million and $619,000 for the three months ended September 30, 2020 and 2019, respectively, and net gains of $8.8 million and $911,000 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 6 - LEASES

The Company has operating leases for retail bank and home lending branches, and certain equipment. The Company’s leases have remaining lease terms of eight months to nine years and nine months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended	Three Months Ended
Lease cost:	September 30, 2020	September 30, 2019
Operating lease cost	$339	$326
Short-term lease cost	1	29
Total lease cost	$340	$355

	Nine Months Ended	Nine Months Ended
Lease cost:	September 30, 2020	September 30, 2019
Operating lease cost	$1,038	$942
Short-term lease cost	10	113
Total lease cost	$1,048	$1,055

The following tables provides supplemental information related to operating leases at or for the three and nine months ended September 30, 2020 and 2019:

	At or For the		At or For the
Cash paid for amounts included in the	Three Months Ended		Three Months Ended
measurement of lease liabilities:	September 30, 2020		September 30, 2019
Operating cash flows from operating leases	$349		$319
Weighted average remaining lease term- operating leases	5.5	years	5.5	years
Weighted average discount rate- operating leases	2.48%		3.10%

	At or For the		At or For the
Cash paid for amounts included in the	Nine Months Ended		Nine Months Ended
measurement of lease liabilities:	September 30, 2020		September 30, 2019
Operating cash flows from operating leases	$1,033		$1,002
Weighted average remaining lease term- operating leases	5.5	years	5.5	years
Weighted average discount rate- operating leases	2.48%		3.10%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at September 30, 2020 for future periods are as follows:

Remainder of 2020	$339
2021	1,319
2022	1,222
2023	839
2024	787
Thereafter	1,427
Total lease payments	5,933
Less imputed interest	(465)
Total	$5,468

NOTE 7 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and nine months ended September 30, 2020 and 2019:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$90	$254	$168	$689
Additions	—	—	—	164
Gross proceeds from sale of OREO	—	(116)	(76)	(800)
Gain (loss) on sale of OREO	—	40	(2)	125
Ending balance	$90	$178	$90	$178

There was one OREO property in the amount of $90,000 at September 30, 2020, and two OREO properties totaling $178,000 at September 30, 2019.  Holding costs were $0 and $2,000 for the three and nine months ended September 30, 2020, compared to $1,000 and $12,000 for the three and nine months ended September 30, 2019, respectively.

There were $662,000 in mortgage loans collateralized by residential real estate property in the process of foreclosure at September 30, 2020.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Noninterest-bearing checking	$338,781	$260,131
Interest-bearing checking	229,576	177,972
Savings	144,886	118,845
Money market	377,585	270,489
Certificates of deposit less than $100,000	285,650	277,988
Certificates of deposit of $100,000 through $250,000	150,437	181,402
Certificates of deposit of $250,000 and over	68,242	92,110
Escrow accounts related to mortgages serviced	18,062	13,471
Total	$1,613,219	$1,392,408

FRB regulations require that the Bank maintain reserves in the form of cash on hand when there are deposit balances with the FRB based on a percentage of deposits. Effective March 26, 2020, the FRB lowered the reserve ratio to zero percent. At September 30, 2020 and December 31, 2019, the Bank had no reserve requirement based on its reserve calculation.

Scheduled maturities of time deposits at September 30, 2020 for future periods ending are as follows:

At September 30, 2020
Maturing in 2020	$155,713
Maturing in 2021	229,901
Maturing in 2022	79,140
Maturing in 2023	17,746
Maturing in 2024	17,628
Thereafter	4,201
Total	$504,329

Interest expense by deposit category for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest-bearing checking	$86	$474	$299	$1,056
Savings and money market	464	777	1,932	2,282
Certificates of deposit	2,087	2,972	7,439	8,651
Total	$2,637	$4,223	$9,670	$11,989

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

The following table provides a summary of the Company’s commitments at September 30, 2020 and December 31, 2019:

COMMITMENTS TO EXTEND CREDIT	September 30,	December 31,
REAL ESTATE LOANS	2020	2019
Commercial	$1,353	$247
Construction and development	143,642	95,031
One-to-four-family (includes locks for salable loans)	233,858	39,697
Home equity	50,124	47,880
Multi-family	649	622
Total real estate loans	429,626	183,477
CONSUMER LOANS	23,063	22,176
COMMERCIAL BUSINESS LOANS
Commercial and industrial	113,188	72,731
Warehouse lending	45,518	33,888
Total commercial business loans	158,706	106,619
Total commitments to extend credit	$611,395	$312,272

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $407,000 at September 30, 2020 and $293,000 at December 31, 2019. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.  The Company’s derivative positions are presented with discussion in “Note 5 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through September 30, 2020, the total loans sold to the FHLB were $36.7 million with the FLA totaling $938,000 and the CE obligation at $811,000 or 2.2% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $272,000, which is a part of the off-balance sheet holdback for loans sold. At September 30, 2020, there were $498,000 of loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date, compared to none at December 31, 2019.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.8 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2020, and $1.2 million at December 31, 2019, which is included in other liabilities on the Consolidated Balance Sheets.

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

The Company has entered into change of control agreements with its Chief Financial Officer, Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Chief Human Resources Officer, Senior Vice President Compliance Officer, Executive Vice President of Retail Banking and Marketing, and the Executive Vice President of Home Lending. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements, the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at September 30, 2020.

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

The following tables present securities available-for-sale, mortgage loans held for sale, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At September 30, 2020
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$4,140	$—	$4,140
Corporate securities	—	14,587	980	15,567
Municipal bonds	—	61,548	129	61,677
Mortgage-backed securities	—	72,442	—	72,442
U.S. Small Business Administration securities	—	19,275	—	19,275
Mortgage loans held for sale, at fair value	—	215,123	—	215,123
Derivatives:
Interest rate lock commitments with customers	—	—	6,186	6,186
Total assets measured at fair value	$—	$387,115	$7,295	$394,410
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(762)	$(762)
Forward TBA mortgage-backed securities	—	(713)	—	(713)
Interest rate swaps	—	(1,401)	—	(1,401)
Total liabilities measured at fair value	$—	$(2,114)	$(762)	$(2,876)

Financial Assets	At December 31, 2019
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$9,066	$—	$9,066
Corporate securities	—	9,546	1,024	10,570
Municipal bonds	—	20,982	138	21,120
Mortgage-backed securities	—	62,850	—	62,850
U.S. Small Business Administration securities	—	22,451	—	22,451
Mortgage loans held for sale, at fair value	—	69,699	—	69,699
Derivatives:
Interest rate lock commitments with customers	—	—	557	557
Total assets measured at fair value	$—	$194,594	$1,719	$196,313
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(195)	$(195)
Forward TBA mortgage-backed securities	—	(8)	—	(8)
Total liabilities measured at fair value	$—	$(8)	$(195)	$(203)

The following tables present impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$7,561	$7,561
OREO	—	—	90	90
Servicing rights	—	—	11,960	11,960

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$3,128	$3,128
OREO	—	—	168	168
Servicing rights	—	—	13,255	13,255

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at September 30, 2020 and December 31, 2019:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		September 30,	December 31,
Instruments	Techniques	Inputs	Range	2020	2019
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	89.2%	94.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	89.2%	94.5%
Corporate securities	Discounted cash flows	Discount rate	2.5%	2.5%	2.1%
Municipal bonds	Discounted cash flows	Discount rate	2.2%	2.2%	3.4%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	28.6%	17.1%

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

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2020 and 2019:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2020	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$4,722	$18,863	$(17,399)	$6,186	$1,464	$—
Individual forward sale commitments with investors	(144)	(1,591)	973	(762)	(618)	—
Securities available-for-sale, at fair value	1,163	—	(54)	1,109	—	(51)
September 30, 2019
Interest rate lock commitments with customers	$1,047	$3,557	$(3,607)	$997	$(50)	$—
Individual forward sale commitments with investors	—	(178)	159	(19)	(19)	—

		Purchases			Net change in	Net change in
Nine Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2020	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$557	$38,966	$(33,337)	$6,186	$5,629	$—
Individual forward sale commitments with investors	(195)	(3,211)	2,644	(762)	(567)	—
Securities available-for-sale, at fair value	1,162	—	(53)	1,109	—	(44)
September 30, 2019
Interest rate lock commitments with customers	$503	$8,652	$(8,158)	$997	$494	$—
Individual forward sale commitments with investors	(34)	(765)	780	(19)	15	—

_______________________________

(1) Relating to items held at end of period included in income.

(2) Relating to items held at end of period included in other comprehensive income.

Gains (losses) on interest rate lock commitments carried at fair value are recorded in noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded in noninterest income.

The following table provides estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019, whether or not recognized at fair value on the Consolidated Balance Sheets:

	September 30,		December 31,
	2020		2019
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$36,073	$36,073	$45,778	$45,778
Certificates of deposit at other financial institutions	14,262	14,262	20,902	20,902
Level 2 inputs:
Securities available-for-sale, at fair value	171,992	171,992	124,895	124,895
Securities held-to-maturity	5,500	5,538	—	—
Loans held for sale, at fair value	215,123	215,123	69,699	69,699
FHLB stock, at cost	6,553	6,553	8,045	8,045
Accrued interest receivable	6,809	6,809	5,908	5,908
Level 3 inputs:
Securities available-for-sale, at fair value	1,109	1,109	1,162	1,162
Loans receivable, gross	1,519,418	1,527,083	1,351,893	1,377,408
Servicing rights, held at lower of cost or fair value	11,736	11,960	11,560	13,255
Fair value interest rate locks with customers	6,186	6,186	557	557
Financial Liabilities
Level 2 inputs:
Deposits	1,613,219	1,619,100	1,392,408	1,385,658
Borrowings	173,640	175,891	84,864	85,268
Subordinated note	9,900	10,599	9,885	10,599
Accrued interest payable	339	339	273	273
Interest rate swaps	1,401	1,401	—	—
Forward TBA mortgage-backed securities	713	713	8	8
Level 3 inputs:
Mandatory and best effort forward commitments with investors	762	762	195	195

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares for the quarter ended September 30, 2020. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three and nine months ended September 30, 2020 and 2019 was $251,000 and $756,000, and $323,000 and $971,000, respectively.

Shares held by the ESOP at September 30, 2020 and 2019 were as follows (shown as actual):

	Balances	Balances
	at September 30, 2020	at September 30, 2019
Allocated shares	189,511	176,809
Committed to be released shares	19,441	19,441
Unallocated shares	32,401	58,322
Total ESOP shares	241,353	254,572

Fair value of unallocated shares (in thousands)	$1,260	$2,912

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator (in thousands):	2020	2019	2020	2019
Net income	$12,713	$7,144	$27,900	$16,799
Dividends and undistributed earnings allocated to participating securities	(73)	(28)	(69)	(26)
Net income available to common shareholders	$12,640	$7,116	$27,831	$16,773
Denominator (shown as actual):
Basic weighted average common shares outstanding	4,224,821	4,401,303	4,285,955	4,411,439
Dilutive shares	70,513	97,077	77,333	110,852
Diluted weighted average common shares outstanding	4,295,334	4,498,380	4,363,288	4,522,291
Basic earnings per share	$2.99	$1.62	$6.49	$3.80
Diluted earnings per share	$2.94	$1.58	$6.38	$3.71
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	102,187	44,905	75,530	42,399

NOTE 13 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorizes 650,000 shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 163,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. On August 15, 2020, the Company awarded grants of 24,880 RSAs and 62,285 stock options with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of $42.70 per share. At September 30, 2020, there were 274,060 stock option awards and 92,905       RSAs available to be granted under the 2018 Plan.

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The Plan provided for the grant of stock options and RSAs.  The 2013 Plan authorized the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 stock options were granted with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of May 8, 2014, of $16.89 per share.  The 2013 Plan authorized the grant of RSAs totaling 129,605 shares to Company directors, advisory directors, emeritus directors, officers, and employees, all of which have been granted.  All options and RSAs previously granted have vested as of September 30, 2020. At September 30, 2020, there were 6,013 stock option awards available to be granted under the 2013 Plan.

Total share-based compensation expense was $272,000 and $719,000 for the three and nine months ended September 30, 2020, respectively, and $189,000 and $641,000 for the three and nine months ended September 30, 2019, respectively.

Stock Options

Both plans consist of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Stock option awards generally vest at one year for independent directors or over a five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the nine months ended September 30, 2020 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2020	287,990	$36.98	6.77	$7,722,369
Granted	62,285	$42.70	6.45	—
Less exercised	14,398	$16.89	—	$453,674
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2020	335,877	$38.90	6.81	$2,964,011

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	334,709	$38.86	6.81	$2,964,011

Exercisable at September 30, 2020	174,988	$28.62	4.90	$2,964,011

__________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At September 30, 2020, there was $1.6 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.7 years.

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

The following table presents a summary of the Company’s nonvested awards during the nine months ended September 30, 2020 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2020	40,215	$53.64
Granted	24,880	$42.70
Less vested	10,003	$53.67
Forfeited or expired	—	—
Nonvested at September 30, 2020	55,092	$48.70

At September 30, 2020, there was $2.6 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.9 years.

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

The Bank qualified for and elected the CBLR framework as of March 31, 2020. The Tier 1 leverage-based capital ratio calculated for the Bank at September 30, 2020 was 10.7%, compared to 11.6% at December 31, 2019.  At September 30, 2020, the Bank had Tier 1 capital of $206.7 million and a minimum Tier 1 capital requirement of $154.9 million to be considered well capitalized under the CBLR framework. At December 31, 2019, The Bank had Tier 1 capital of $196.0 million and a minimum Tier 1 capital requirement of $84.8 million to be considered well capitalized for the Tier 1 leverage-based ratio under the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (“Basel III”) requirements. At both September 30, 2020 and December 31, 2019, the Bank was categorized as well capitalized under applicable regulatory requirements.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Management believes, at September 30, 2020, that the Bank met all capital adequacy requirements.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2020, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at September 30, 2020 was 10.8%, compared to 11.3% at December 31, 2019.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to its commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At September 30, 2020, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three and nine months ended September 30, 2020 and 2019:

	At or For the Three Months Ended September 30, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$1,085	$17,833	$18,918
Provision for loan losses	(960)	(2,140)	(3,100)
Noninterest income	15,078	2,468	17,546
Noninterest expense	(4,117)	(13,062)	(17,179)
Income before provision for income taxes	11,086	5,099	16,185
Provision for income taxes	(2,372)	(1,100)	(3,472)
Net income	$8,714	$3,999	$12,713
Total average assets for period ended	$445,927	$1,568,582	$2,014,509
FTEs	137	336	473

	At or For the Three Months Ended September 30, 2019
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$2,897	$14,838	$17,735
Provision for loan losses	3	(576)	(573)
Noninterest income	3,971	2,773	6,744
Noninterest expense	(3,504)	(11,218)	(14,722)
Income before provision for income taxes	3,367	5,817	9,184
Provision for income taxes	(740)	(1,300)	(2,040)
Net income	$2,627	$4,517	$7,144
Total average assets for period ended	$286,689	$1,366,527	$1,653,216
FTEs	121	307	428

	At or For the Nine Months Ended September 30, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$3,470	$50,781	$54,251
Provision for loan losses	(2,016)	(9,419)	(11,435)
Noninterest income	32,312	8,256	40,568
Noninterest expense	(12,348)	(35,637)	(47,985)
Income before provision for income taxes	21,418	13,981	35,399
Provision for income taxes	(4,537)	(2,962)	(7,499)
Net income	$16,881	$11,019	$27,900
Total average assets for year ended	$383,363	$1,512,515	$1,895,878
FTEs	137	336	473

	At or For the Nine Months Ended September 30, 2019
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$5,109	$47,849	$52,958
Provision for loan losses	(360)	(1,873)	(2,233)
Noninterest income	9,901	7,481	17,382
Noninterest expense	(10,752)	(35,838)	(46,590)
Income before provision for income taxes	3,898	17,619	21,517
Provision for income taxes	(855)	(3,863)	(4,718)
Net income	$3,043	$13,756	$16,799
Total average assets for year ended	$259,964	$1,372,097	$1,632,061
FTEs	121	307	428

__________________________

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to the other segment. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of assigned liabilities to fund segment assets.

NOTE 16 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at September 30, 2020 and December 31, 2019, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the purchase of four retail bank branches from Bank of America, National Association on January 22, 2016 (“Branch Purchase”).  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2019, and determined that no impairment of goodwill existed. No triggering events or circumstances since the December 31, 2019 annual impairment test were noted that would require an interim step-one goodwill impairment quantitative analysis to determine if it was more likely than not a goodwill impairment existed at September 30, 2020, however, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.  Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of September 30, 2020, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2019, and the nine months ended September 30, 2020.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2018	$7,490	$(1,273)	$6,217
Amortization	—	(760)	(760)
Balance, December 31, 2019	7,490	(2,033)	5,457
Amortization	—	(529)	(529)
Balance, September 30, 2020	$7,490	$(2,562)	$4,928

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Merger on November 15, 2018 (“Anchor Acquisition”) and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $176,000 and $529,000 for the three and nine months ended September 30, 2020, and $190,000 and $570,000 for the same period in 2019. Amortization expense for CDI is expected to be as follows at September 30, 2020:

Remainder of 2020	$177
2021	691
2022	691
2023	691
2024	621
Thereafter	2,057
Total	$4,928

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

All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019.

(Dollars in thousands):	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Noninterest income	2020	2019	2020	2019
In-scope of Topic 606:
Debit card interchange fees	$504	$491	$1,382	$1,383
Deposit service and account maintenance fees	172	233	583	784
Noninterest income (in-scope of Topic 606)	676	724	1,965	2,167
Noninterest income (out-of-scope of Topic 606)	16,870	6,020	38,603	15,215
Total noninterest income	$17,546	$6,744	$40,568	$17,382

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

The Company is following the Federal Housing Finance Agency guidelines for the COVID-19 pandemic on all one-to-four-family serviced loans and a modified format for one-to-four-family portfolio loans.  As of September 30, 2020, the amount of loans under payment/relief agreements included commercial real estate loans of $23.8 million, commercial business loans of $7.6 million, portfolio one-to-four-family loans of $3.3 million, and consumer loans of $280,000.  These modifications were not classified as TDRs at September 30, 2020 in accordance with the CARES Act and related banking agency regulatory guidance.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

The Company participated in the PPP through its conclusion on August 8, 2020, and has 471 PPP loans totaling $74.1 million as of September 30, 2020 for borrowers in the communities we serve.  The Company utilized the FRB's PPPLF, pursuant to which it pledged its PPP loans as collateral at face value to obtain FRB non-recourse advances.  As of September 30, 2020, the Company has borrowed $74.1 million under the PPPLF, with no additional borrowing capacity.  Advances under the PPPLF incur interest at a per annum rate of 0.35%.  The maturity date of any PPPLF advance (the “Maturity Date”) will be the maturity date of the PPP loan pledged to secure the PPPLF advance.  The Maturity Date of any PPPLF advance will be accelerated on and to the extent of (i) the date of any loan forgiveness reimbursement by the SBA for any PPP loan securing the PPPLF advance; or (ii) the date of purchase by the SBA from the Bank of any PPP loan securing the PPPLF loan advance to realize on the SBA’s guarantee of the PPP loan.

PPPLF loans may be prepaid in full or in part, without penalty.  The Bank shall prepay PPPLF advances (i) on the date and to the extent of the payment by the SBA for the amount of covered loan forgiveness for any PPP loan securing the PPPLF advance; (ii) on the date of purchase by the SBA from the Bank of a PPP loan securing the PPPLF advances to realize on the SBA’s guarantee of such PPP loans; or (iii) on the date and to the extent a borrower under a PPP loan repays or prepays such PPP loans, in each case, so that the amount of any PPPLF advances outstanding does not exceed the outstanding amount of PPP loans pledged to secure such PPPLF advances.  As of September 30, 2020, of the $74.1 million of borrowings under PPPLF, $72.8 million were set to mature in 2022 and $1.3 million in 2025.

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

Highlights in Response to the COVID-19 Pandemic

Due to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our customers and the communities we serve.

Paycheck Protection Program ("PPP") Participation.  The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a loan program called the Paycheck Protection Program, or PPP.  The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two or five-year loan term to maturity, and (c) principal and interest payments deferred for six months or less from the date of disbursement.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA provided that certain criteria is met by the borrower.  The PPP program concluded on August 8, 2020. The Company has 471 PPP loans totaling $74.1 million as of September 30, 2020 for customers who are small- to mid-size businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020. We have utilized the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company has pledged its PPP loans as collateral at face value to obtain FRB non-recourse loans.  For additional information regarding the PPPLF, see the discussion included in “Note 18 - COVID-19 Pandemic” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Allowance for Loan Losses and Loan Modifications

The Company recorded a provision of $3.1 million and $11.4 million for the quarter and nine months ended September 30, 2020, respectively, compared to $573,000 and $2.2 million for the quarter and nine months ended September 30, 2019, respectively, due primarily to probable loan losses reflecting the adverse impact of the  COVID-19 pandemic on the economy. According to the CARES Act and related banking agency guidance, banks are not required to designate as TDRs the modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current, as defined under the CARES Act prior to any relief. This includes short-term (e.g. less than six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act and related banking agency guidance if they are not more than 30 days past due on their contractual payments as of December 31, 2019, or prior to any relief, respectively, and have experienced financial difficulty as a result of COVID-19. As of September 30, 2020, the amount of portfolio loans remaining under payment/relief agreements includes commercial real estate loans of $23.8 million, commercial business loans of $7.6 million, portfolio one-to-four-family loans of $3.3 million, and consumer loans of $280,000. The primary method of relief is to allow the borrower up to 90-days of interest only payments and/or loan payment deferments, and, on a more limited basis, waived interest, late fees, or interest only loan payments and suspended foreclosure proceedings. These modifications were not classified as TDRs at September 30, 2020 in accordance with the guidance of the CARES Act and related banking agency guidance.  Loan modifications in accordance with the CARES Act and related banking agency guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

Branch Operations and Additional Client Support

We have taken various steps to ensure the safety of our customers and our personnel.  The majority of our employees are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site.   The Families First Coronavirus Response Act also provides additional flexibility to our employees to help navigate their individual challenges with paid sick leave or expanded family and medical leave for specified reasons related to COVID-19. Since the termination of the stay-at-home order in Washington State and phased re-opening of businesses, the Company has taken steps to resume more normal branch activities with specific guidelines in place to ensure the safety of the Company’s customers and personnel. All of our branches are currently open.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At both September 30, 2020 and 2019, consumer loans represented 24.0% of the Company’s total gross loan portfolio.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, pools, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 100 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, and Nevada with four contractor/dealers responsible for 47.4% of the funded loans dollar volume for the three months ended September 30, 2020.  The Company funded $42.0 million, or approximately 2,000 loans during the quarter ended September 30, 2020. The following table details fixture secured loan originations by state for the periods indicated:

	For the Nine Months Ended		For the Twelve Months Ended
	September 30, 2020		December 31, 2019
State	Amount	Percent	Amount	Percent
Washington	$58,589	42.4%	$66,834	41.9%
Oregon	36,158	26.1	43,036	27.0
California	29,054	21.0	34,027	21.4
Idaho	7,658	5.5	9,371	5.9
Colorado	3,698	2.7	3,493	2.2
Arizona	2,188	1.6	2,586	1.6
Minnesota	592	0.4	—	—
Nevada	405	0.3	—	—
Total consumer loans	$138,342	100.0%	$159,347	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $1.35 billion of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $7.0 million through the home lending segment during the nine months ended September 30, 2020, of which $1.12 billion were sold to investors. Of the loans sold to investors, $993.4 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At September 30, 2020, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $215.1 million, totaled $300.9 million, or 19.8%, of the total gross loan portfolio.

For the nine months ended September 30, 2020, there were higher volumes of refinances and sales of one-to-four-family homes, compared to the prior years’ surge in construction loans due to lower housing inventories.  Residential construction and development lending, while not as common as other options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision of $11.4 million for the nine months ended September 30, 2020, compared to $2.2 million for the same period one year ago, due primarily to the incurred but not yet experienced probable loan losses reflecting credit deterioration due to the adverse impact of the COVID-19 pandemic, the increase in the loan portfolio due to organic growth, and net loan charge-offs.

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

Allowance for Loan and Lease Losses (“ALLL”). The ALLL is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The ALLL is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the ALLL. Among the material estimates required to establish the ALLL are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the ALLL at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although the Company believes that use of the best information available currently establishes the ALLL, future adjustments to the ALLL may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt the methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the ALLL in any given period. Management believes that its systematic methodology continues to be appropriate.

Servicing Rights. Servicing assets are recognized as separate assets when rights are acquired through the purchase or through the sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, the value of servicing is capitalized during the month of sale. Fair value is based on market prices for comparable mortgage contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax liabilities of $2.7 million and $2.0 million, at September 30, 2020 and December 31, 2019, respectively.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Assets. Total assets increased $341.6 million, or 19.9%, to $2.05 billion at September 30, 2020, compared to $1.71 billion at December 31, 2019, primarily due to increases in loans receivable, net of $155.2 million, loans held for sale of $145.4 million, securities available-for-sale, of $47.0 million, other assets of $5.8 million, and securities held-to-maturity of $5.5 million, partially offset by decreases in total cash and cash equivalents of $9.7 million, certificates of deposit at other financial institutions of $6.6 million, and FHLB stock of $1.5 million.  The increases in total assets were primarily funded by deposit growth and the use of PPPLF funds and FRB borrowings.

Loans receivable, net increased $155.2 million to $1.49 billion at September 30, 2020, from $1.34 billion at December 31, 2019. Total real estate loans increased $66.8 million, including increases in one-to-four-family portfolio loans of $39.3 million, which includes $20.1 million of adjustable rate mortgage loans purchased in the first quarter of 2020, commercial real estate loans of $16.6 million, construction and development loans of $12.3 million, and home equity loans of $2.3 million, partially offset by a decrease in multi-family loans of $3.7 million. Undisbursed construction and development loan commitments increased $48.6 million, or 51.2%, to $143.6 million at September 30, 2020, as compared to $95.0 million at December 31, 2019. Commercial business loans increased $62.1 million, due to increases in commercial and industrial loans of $83.7 million, reflecting primarily PPP loans of $74.1 million originated in the second and third quarters of 2020 and the $3.7 million purchase of a U.S. Department of Agriculture guaranteed loan in the first quarter of 2020, partially offset by the decrease in warehouse lending of $21.6 million.  Consumer loans increased $38.6 million, primarily due to increases of $22.0 million in indirect home improvement loans and $17.5 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $145.4 million, or 208.6%, to $215.1 million at September 30, 2020, from $69.7 million at December 31, 2019. The Company continues to build its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations, included $1.26 billion of loans originated for sale, $86.2 million of portfolio loans including first and second liens, and $7.0 million of loans brokered to other institutions.  Refinance activity increased significantly over the last year in response to decreases in market interest rates.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

	For the Nine Months Ended		For the Nine Months Ended		Year	Year
	September 30, 2020		September 30, 2019		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$502,067	37.1%	$411,167	64.4%	$90,900	22.1
Refinance	851,821	62.9	227,547	35.6	624,274	274.3
Total	$1,353,888	100.0%	$638,714	100.0%	$715,174	112.0

During the nine months ended September 30, 2020, the Company sold $1.12 billion of one-to-four-family loans, compared to sales of $551.6 million for the same period one year ago. In addition, the cash margin on loans sold, net of deferred fees and capitalized expenses, increased to 2.24% for the nine months ended September 30, 2020, compared to 1.66% for the nine months ended September 30, 2019.  Margin reported is based on actual loans sold into the secondary market and the related value of capitalized servicing, partially offset by recognized deferred loans fees and capitalized expenses.  The gross cash margins on loans sold, excluding capitalized costs and deferred fees, were 4.02% and 3.31% for the nine months ended September 30, 2020 and 2019, respectively.

The ALLL was $24.8 million, or 1.63% of gross loans receivable, excluding loans held for sale at September 30, 2020, compared to $13.2 million, or 0.98% of gross loans receivable, excluding loans held for sale at December 31, 2019.  Substandard loans increased to $18.5 million at September 30, 2020, compared to $6.7 million at December 31, 2019. This increase in substandard loans was mostly driven by the downgrade of two one-to-four-family loan relationships with principal balances totaling $6.5 million, primarily due to COVID-19 related factors, the downgrade of two commercial business loans totaling $4.3 million, which were also classified as non-performing, and two commercial real estate loans totaling $945,000 in the second quarter of 2020.  Non-performing loans, consisting solely of non-accruing loans 90-days or more past due, increased to $7.6 million at September 30, 2020, from $3.0 million at December 31, 2019.  At September 30, 2020, non-performing loans consisted of $4.3 million in commercial business loans, $1.1 million in commercial real estate loans, $781,000 of indirect home improvement loans, $733,000 in one-to-four-family loans, and $636,000 of home equity loans. The ratio of non-performing loans to total gross loans was 0.50% at September 30, 2020, compared to 0.22% at December 31, 2019. There was one OREO property in the amount of $90,000 at September 30, 2020, and two OREO properties totaling $168,000 at December 31, 2019.

In accordance with acquisition accounting, the ALLL does not include the recorded discount on loans acquired in the Anchor Acquisition of $1.8 million and $2.7 million on $159.2 million and $198.5 million of gross loans at September 30, 2020 and December 31, 2019, respectively.

Loans in their respective industries that were downgraded as a result of the COVID-19 pandemic and remain downgraded at the dates indicated are as follows:

(Dollars in thousands)
Loan types:	September 30, 2020	June 30, 2020	March 31, 2020
Construction	$4,335	$4,704	$4,565
Education/worship	4,796	5,558	5,525
Food and beverage	14,346	16,199	12,988
Hospitality	43,903	44,136	15,578
Manufacturing	18,765	19,777	18,122
Retail	2,663	11,865	4,058
Transportation	4,992	4,532	5,111
Other	23,241	20,040	18,452
Total	$117,041	$126,811	$84,399

Additionally, management increased the economic factors of the ALLL associated with the loan portfolio based on current economic conditions and the potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact on other economic conditions on the U.S. and global economies from COVID-19.  Management recognizes the potential impact on all of our customers and will continue to assess and evaluate our level of reserves against our homogenous residential and consumer portfolios during the COVID-19 pandemic.

Liabilities. Total liabilities increased $321.3 million to $1.83 billion at September 30, 2020, from $1.51 billion at December 31, 2019, primarily due to increases of $220.8 million in deposits and $88.8 million in borrowings.

Total deposits increased $220.8 million to $1.61 billion at September 30, 2020, from $1.39 billion at December 31, 2019. The increase in deposits was primarily driven by organic growth in customer relationships, proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $134.8 million to $586.4 million at September 30, 2020, from $451.6 million at December 31, 2019, primarily due to a $78.7 million increase in noninterest-bearing checking, and a $51.6 million increase in interest-bearing checking.  Money market and savings accounts increased $133.1 million to $522.5 million at September 30, 2020, from $389.3 million at December 31, 2019. Time deposits decreased $47.2 million to $504.3 million at September 30, 2020, from $551.5 million at December 31, 2019 due to a managed run-off of higher costing CDs. Non-retail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds increased $27.1 million to $173.3 million at September 30, 2020, compared to $146.2 million at December 31, 2019, primarily due to a $24.7 million increase in brokered CDs.  Management remains focused on increasing its lower cost relationship-based deposits to fund long-term asset growth.

Deposits are summarized as follows at the periods indicated:

	September 30,	December 31,
	2020 (1)(2)	2019(1)(2)
Noninterest-bearing checking	$338,781	$260,131
Interest-bearing checking	229,576	177,972
Savings	144,886	118,845
Money market (3)	377,585	270,489
Certificates of deposit less than $100,000(4)	285,650	277,988
Certificates of deposit of $100,000 through $250,000	150,437	181,402
Certificates of deposit of $250,000 and over(5)	68,242	92,110
Escrow accounts related to mortgages serviced	18,062	13,471
Total	$1,613,219	$1,392,408

__________________________

(1)	Includes $126.3 million of deposits at September 30, 2020 from the Branch Purchase and $117.1 million at December 31, 2019.
(2)	Includes $294.2 million and $299.0 million of deposits at September 30, 2020 and December 31, 2019, respectively, from the Anchor Acquisition.
(3)	Includes $15.0 million and $6.2 million of brokered deposits at September 30, 2020 and December 31, 2019, respectively.
(4)	Includes $166.2 and $141.4 million of brokered deposits at September 30, 2020 and December 31, 2019, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit.

Borrowings increased $88.8 million to $173.6 million at September 30, 2020, from $84.9 million at December 31, 2019, primarily related to $74.1 million of advances from the PPPLF and additional overnight FRB borrowings.

Management entered into two liability interest rate swap arrangements designated as cash flow hedges in the first quarter of 2020 and one liability interest rate swap arrangement in the third quarter of 2020 to lock the expense costs associated with $90.0 million in brokered deposits and borrowings.  The average cost of these $90 million in notional pay fixed interest rate swap agreements was 73 basis points for which the Bank will pay a fixed rate of 73 basis points to the interest rate swap counterparty, compared to the quarterly reset of three month LIBOR that will adjust quarterly.  Management will continue to implement processes to match balance sheet funding duration and minimize interest rate risk and costs.

Stockholders’ Equity. Total stockholders’ equity increased $20.3 million to $220.6 million at September 30, 2020, from $200.2 million at December 31, 2019. The increase in stockholders’ equity during the nine months ended September 30, 2020, was primarily due to net income of $27.9 million and $2.5 million of other comprehensive income, net of tax, partially offset by common stock repurchases of $8.7 million under our 2020 stock repurchase plans.  The Company repurchased 227,010 shares of its common stock in accordance with the stock repurchase plans during the nine months ended September 30, 2020, at an average price of $38.22 per share. Book value per common share was $52.82 at September 30, 2020, compared to $45.85 at December 31, 2019.

We calculated book value based on common shares outstanding of 4,263,091 at September 30, 2020, less 55,092 unvested restricted stock shares, and 32,401 of unallocated ESOP shares for the reported common shares outstanding of 4,175,598. Common shares outstanding was calculated using 4,459,041 shares at December 31, 2019, less 40,215 unvested restricted stock shares, and 51,842 of unallocated ESOP shares for the reported common shares outstanding of 4,366,984.

Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019

General. Net income was $12.7 million for the three months ended September 30, 2020, and $7.1 million for the three months ended September 30, 2019.  Net income for the three months ended September 30, 2020 was primarily impacted by a $10.8 million, or 160.2% increase in noninterest income, partially offset by a $2.5 million increase in the provision for loan losses and a $2.5 million, or 16.7% increase in noninterest expense. Earnings for the quarter also reflect the impact of the COVID-19 pandemic which resulted in a substantial reduction in business activity or the closing of businesses in the market areas we operate.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2020			September 30, 2019
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,648,070	$21,066	5.09%	$1,368,962	$21,466	6.22%
Mortgage-backed securities	70,502	408	2.30%	48,152	389	3.21%
Investment securities	97,055	533	2.18%	51,661	353	2.71%
Federal Home Loan Bank stock	7,219	83	4.57%	8,334	107	5.09%
Interest-bearing deposits at other financial institutions	97,473	138	0.56%	74,234	396	2.12%
Total interest-earning assets	1,920,319	22,228	4.60%	1,551,343	22,711	5.81%
Noninterest-earning assets	94,190			101,873
Total assets	$2,014,509			$1,653,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$499,138	$464	0.37%	$366,282	$777	0.84%
Interest-bearing checking	223,578	87	0.15%	188,883	474	1.00%
Certificates of deposit	546,079	2,086	1.52%	513,024	2,972	2.30%
Borrowings	152,045	503	1.32%	83,208	582	2.77%
Subordinated note	9,897	170	6.83%	9,877	171	6.87%
Total interest-bearing liabilities	1,430,737	3,310	0.92%	1,161,274	4,976	1.70%
Noninterest-bearing accounts	344,731			276,689
Other noninterest-bearing liabilities	28,698			23,075
Stockholders’ equity	210,343			192,178
Total liabilities and stockholders’ equity	$2,014,509			$1,653,216
Net interest income		$18,918			$17,735
Net interest rate spread			3.68%			4.11%
Net earning assets	$489,582			$390,069
Net interest margin			3.92%			4.54%
Average interest-earning assets to average interest-bearing liabilities	134.22%			133.59%

_______________________

(1)	Includes loans held for sale.

Net Interest Income. Net interest income increased $1.2 million to $18.9 million for the three months ended September 30, 2020, from $17.7 million for the three months ended September 30, 2019. This increase was primarily the result of increased loans and deposits partially offset by lower interest-earning asset yields and cost of funds.  Interest income decreased $483,000, including decreases of $400,000 in interest income on loans receivable, including fees, impacted primarily by the recent significant reduction in market interest rates decreasing yields on new loan originations and adjustable rate instruments, including PPP loans, and the impact of refinances of higher yielding one-to-four-family portfolio loans, along with an $83,000 decrease in interest and dividends on investment securities, and cash and cash equivalents. Interest expense decreased $1.7 million, including a $1.6 million decrease in interest expense on deposits and a $79,000 decrease in interest expense on borrowings.

The net interest margin (“NIM”) decreased 62 basis points to 3.92% for the three months ended September 30, 2020, from 4.54% for the same period in the prior year.  The decrease in NIM was impacted by higher balances of low yielding cash balances and reduced interest rates on new fixed-rate real estate loan originations and adjustable-rate commercial loans, as well as repricing loans from the March 2020 interest rate cuts due to COVID-19.  Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the three months ended September 30, 2020, decreased $483,000, to $22.2 million, from $22.7 million for the three months ended September 30, 2019. The decrease during the period was primarily attributable to a 121 basis point decrease in the average yield on interest-earning assets to 4.60% for the three months ended September 30, 2020, compared to 5.81% for the three months ended September 30, 2019. The decrease in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the reduction of higher interest rate and fee income loans, particularly construction and development loans, the impact of refinances of one-to-four-family loans and the origination of PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the maturity of the loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,648,070	5.09%	$1,368,962	6.22%	$(400)
Mortgage-backed securities	70,502	2.30	48,152	3.21	19
Investment securities	97,055	2.18	51,661	2.71	180
FHLB stock	7,219	4.57	8,334	5.09	(24)
Interest-bearing deposits at other financial institutions	97,473	0.56	74,234	2.12	(258)
Total interest-earning assets	$1,920,319	4.60%	$1,551,343	5.81%	$(483)

Interest Expense. Interest expense decreased $1.7 million, to $3.3 million for the three months ended September 30, 2020, from $5.0 million for the same prior year period, due to decreases of interest expense on deposits of $1.6 million and on borrowings of $79,000. The average cost of funds for total interest-bearing liabilities decreased 78 basis points to 0.92% for the three months ended September 30, 2020, from 1.70% for the three months ended September 30, 2019.  The decrease was predominantly due to the decrease in cost for market rate deposits and decreased borrowing costs reflecting the lower market interest rates.  The average cost of total interest-bearing deposits decreased 74 basis points to 0.83%, for the three months ended September 30, 2020, compared to 1.57%, for the three months ended September 30, 2019, reflecting lower market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$499,138	0.37%	$366,282	0.84%	$(313)
Interest-bearing checking	223,578	0.15	188,883	1.00	(387)
Certificates of deposit	546,079	1.52	513,024	2.30	(886)
Borrowings	152,045	1.32	83,208	2.77	(79)
Subordinated note	9,897	6.83	9,877	6.87	(1)
Total interest-bearing liabilities	$1,430,737	0.92%	$1,161,274	1.70%	$(1,666)

Provision for Loan Losses. For the three months ended September 30, 2020, the provision for loan losses was $3.1 million, compared to $573,000 for the three months ended September 30, 2019, due primarily to the incurred but not yet reported probable loan losses reflecting credit deterioration due to the adverse impact of the COVID-19 pandemic and the increase in the loan portfolio due to organic growth. The $74.1 million balance of PPP loans was omitted from the calculation for the allowance for loan and lease losses at September 30, 2020 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reduce the Bank’s loan balance for the amount forgiven. In addition, the current quarter provision for loan losses also reflects risk rating downgrades on loans that are considered at risk due to the COVID-19 pandemic. During the three months ended September 30, 2020, net loan recoveries totaled $175,000, compared to net loan charge-offs of $147,000 during the three months ended September 30, 2019. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ALLL and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income increased $10.8 million, or 160.2%, to $17.5 million for the three months ended September 30, 2020, from $6.7 million for the three months ended September 30, 2019. The increase between periods was driven by a $11.6 million, or 254.1% increase in gain on sale of loans, primarily due to higher sales volume, partially offset by a $1.1 million, or 66.3% decrease in net service charges and fee income, primarily due to an increase in mortgage servicing rights amortization of $711,000 reflecting higher volumes of loan payoffs in the underlying servicing portfolio from declining interest rates and increased refinancing activity.

Noninterest Expense. Noninterest expense increased $2.5 million, or 16.7%, to $17.2 million for the three months ended September 30, 2020, from $14.7 million for the three months ended September 30, 2019. The increase in noninterest expense primarily reflects a $2.4 million increase in salaries and benefits, primarily attributable to increases in incentives and commissions of $5.9 million driven by increased production of loans held for sale, and compensation of $792,000, partially offset by increases in recognized deferred costs on direct loan origination activities of $4.7 million. In addition, FDIC insurance premiums increased $319,000 to $290,000 as a portion of the Bank’s small bank assessment credit offset the assessment in the quarter ended September 30, 2019, with no such credit available in the quarter ended September 30, 2020.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 47.11% for the three months ended September 30, 2020, compared to 60.14% for the three months ended September 30, 2019, representing the increase in noninterest income noted above.

Provision for Income Tax. For the three months ended September 30, 2020, the Company recorded a provision for income tax expense of $3.5 million on pre-tax income as compared to $2.0 million for the three months ended September 30, 2019. The effective corporate income tax rates for the three months ended September 30, 2020 and 2019 were 21.5% and 22.2%, respectively.  The increase in the tax provision is primarily due to a $7.0 million increase in pre-tax income during the three months ended September 30, 2020, as compared to the same period last year.

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and 2019

General. Net income was $27.9 million for the nine months ended September 30, 2020, and $16.8 million for the nine months ended September 30, 2019.  Net income for the nine months ended September 30, 2020 was primarily impacted by a $23.2 million, or 133.4% increase in noninterest income, partially offset by a $9.2 million increase in provision for loans losses.   Earnings for the period also reflect the impact of the COVID-19 pandemic which, until recently, resulted in a substantial reduction in business activity or the closing of businesses in the market areas we operate.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2020			September 30, 2019
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,537,365	$62,370	5.42%	$1,352,007	$63,677	6.30%
Mortgage-backed securities	68,996	1,231	2.38%	47,545	1,027	2.89%
Investment securities	83,006	1,401	2.25%	52,000	1,101	2.83%
Federal Home Loan Bank stock	8,240	301	4.88%	8,482	342	5.39%
Interest-bearing deposits at other financial institutions	100,836	587	0.78%	75,425	1,240	2.20%
Total interest-earning assets	1,798,443	65,890	4.89%	1,535,459	67,387	5.87%
Noninterest-earning assets	97,435			96,602
Total assets	$1,895,878			$1,632,061
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$450,731	$1,932	0.57%	$379,995	$2,282	0.80%
Interest-bearing checking	204,592	299	0.20%	179,819	1,056	0.79%
Certificates of deposit	545,473	7,439	1.82%	506,782	8,651	2.28%
Borrowings	138,749	1,458	1.40%	93,356	1,932	2.77%
Subordinated note	9,892	511	6.90%	9,872	508	6.88%
Total interest-bearing liabilities	1,349,437	11,639	1.15%	1,169,824	14,429	1.65%
Noninterest-bearing accounts	314,789			253,529
Other noninterest-bearing liabilities	25,837			20,456
Stockholders’ equity	205,815			188,252
Total liabilities and stockholders’ equity	$1,895,878			$1,632,061
Net interest income		$54,251			$52,958
Net interest rate spread			3.74%			4.22%
Net earning assets	$449,006			$365,635
Net interest margin			4.03%			4.61%
Average interest-earning assets to average interest-bearing liabilities	133.27%			131.26%

________________________

(1) Includes loans held for sale

Net Interest Income. Net interest income increased $1.3 million to $54.3 million for the nine months ended September 30, 2020, from $53.0 million for the nine months ended September 30, 2019. This increase was due to decreases in interest expense of $2.8 million and interest income of $1.5 million.

The NIM decreased 58 basis points to 4.03% for the nine months ended September 30, 2020, from 4.61% for the same period in the prior year.  The decrease in NIM was primarily impacted by increased cash balances and lower interest rates on recent fixed-rate real estate loan originations and adjustable-rate commercial loans, as well as the PPP loans and repricing loans since the 150 basis point reduction in the targeted federal funds rate in March 2020 due to COVID-19. Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the nine months ended September 30, 2020, decreased $1.5 million, to $65.9 million, from $67.4 million for the nine months ended September 30, 2019. The decrease during the period was primarily attributable to a 98 basis point decrease in the average yield on interest-earning assets to 4.89% for the nine months ended September 30, 2020, compared to 5.87% for the nine months ended September 30, 2019. The decrease in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the reduction of higher interest rate and fee income loans, particularly construction and development loans, the impact of refinances of one-to-four-family loans and the origination of PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the maturity of the loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale (1)	$1,537,365	5.42%	$1,352,007	6.30%	$(1,307)
Mortgage-backed securities	68,996	2.38	47,545	2.89	204
Investment securities available-for-sale	83,006	2.25	52,000	2.83	300
FHLB stock	8,240	4.88	8,482	5.39	(41)
Interest-bearing deposits at other financial institutions	100,836	0.78	75,425	2.20	(653)
Total interest-earning assets	$1,798,443	4.89%	$1,535,459	5.87%	$(1,497)

Interest Expense. Interest expense decreased $2.8 million, to $11.6 million for the nine months ended September 30, 2020, from $14.4 million for the same prior year period, primarily due to decreased interest expense on deposits of $2.3 million and of interest expense on borrowings of $474,000. The average cost of funds for total interest-bearing liabilities decreased 50 basis points to 1.15% for the nine months ended September 30, 2020, from 1.65% for the nine months ended September 30, 2019.  The decrease was predominantly due to lowered borrowing interest expense, primarily due to the reduction of interest rates for the use of FHLB borrowings and the repricing of CD deposits. The average cost of total interest-bearing deposits decreased 42 basis points to 1.08%, for the nine months ended September 30, 2020, compared to 1.50%, for the nine months ended September 30, 2019, reflecting lower market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$450,731	0.57%	$379,995	0.80%	$(350)
Interest-bearing checking	204,592	0.20	179,819	0.79	(757)
Certificates of deposit	545,473	1.82	506,782	2.28	(1,212)
Borrowings	138,749	1.40	93,356	2.77	(474)
Subordinated note	9,892	6.90	9,872	6.88	3
Total interest-bearing liabilities	$1,349,437	1.15%	$1,169,824	1.65%	$(2,790)

Provision for Loan Losses. For the nine months ended September 30, 2020, the provision for loan losses was $11.4 million, compared to $2.2 million for the nine months ended September 30, 2019, due primarily to the incurred but not yet reported probable loan losses reflecting credit deterioration due to the adverse impact of the COVID-19 pandemic, the increase in the loan portfolio due to organic growth. In addition, the provision for credit losses also reflects risk rating downgrades on loans that are considered at risk due to the COVID-19 pandemic.  During the nine months ended September 30, 2020, net loan recoveries totaled $135,000, compared to net loan charge-offs of $1.8 million during the nine months ended September 30, 2019. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ALLL and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income increased $23.2 million, or 133.4%, to $40.6 million for the nine months ended September 30, 2020, from $17.4 million for the nine months ended September 30, 2019. This increase was impacted by a $24.9 million increase in gain on sale of loans and a $1.5 million, or 153.0% increase in other noninterest income, mostly due to the one-time sale of Class B Visa stock shares of $1.5 million in the first quarter of 2020.  These increases were partially offset by a $3.6 million, or 69.5% decrease in net service charges and fee income, primarily due to an increase in mortgage servicing rights amortization of $3.2 million, primarily a result of higher volumes of loan payoffs in the underlying servicing portfolio.

Noninterest Expense. Noninterest expense increased $1.4 million, or 3.0%, to $48.0 million for the nine months ended September 30, 2020, from $46.6 million for the nine months ended September 30, 2019. This increase was primarily due to was primarily due to a $2.4 million increase in salaries and benefits, primarily attributable to increases in incentives and commissions of $11.2 million, again driven by increased production of HFS loans, and compensation of $2.0 million, partially offset by increases in recognized deferred costs on direct loan origination activities of $11.9 million.  In addition, there were no acquisition costs for the nine months ended September 30, 2020, compared to $1.9 million for the nine months ended September 30, 2019. Other increases between the periods included $1.1 million in the impairment of servicing rights, and $723,000 in operations expense, partially offset by decreases of $738,000 in loan costs and $612,000 in data processing.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 50.61% for the nine months ended September 30, 2020, compared to 66.24% for the nine months ended September 30, 2019, representing the increase in noninterest income and the decreases in noninterest expense as noted above.

Provision for Income Tax. For the nine months ended September 30, 2020, the Company recorded a provision for income tax expense of $7.5 million on pre-tax income of $35.4 million, as compared to a provision of income tax expense of $4.7 million on pre-tax income of $21.5 million for the nine months ended September 30, 2019. The effective corporate income tax rates for the nine months ended September 30, 2020 and 2019 were 21.2% and 21.9%, respectively.

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

At September 30, 2020, the Bank’s total borrowing capacity was $573.8 million with the FHLB of Des Moines, with unused borrowing capacity of $495.5 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At September 30, 2020, the Bank held approximately $780.6 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the FRB, with a current limit of $173.4 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at September 30, 2020. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At September 30, 2020, the Bank held approximately $355.8 million in loans that qualify as collateral for the FRB line of credit. The Bank also had available liquidity from the PPPLF, pursuant to which the Company can pledge its PPP loans as collateral at face value to obtain FRB non-recourse loans.  As of September 30, 2020, the Company had pledged $74.1 million in PPP loans under the PPPLF. At September 30, 2020, the Bank had pledged all qualifying PPP loans as collateral, with no additional borrowing capacity under the PPPLF.

At September 30, 2020, the outstanding balances of FHLB advances, the FRB line of credit, and federal funds lines of credit were $72.5 million, $27.0 million, and $0, respectively. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $325.1 million at September 30, 2020. Total brokered deposits at September 30, 2020 were $166.2 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At September 30, 2020, the approved outstanding loan commitments, including unused lines of credit amounted to $611.4 million.  Certificates of deposit scheduled to mature in three months or less at September 30, 2020, totaled $155.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2020, FS Bancorp, Inc. had $12.6 million in unrestricted cash to meet liquidity needs.

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

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at September 30, 2020, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC.

Based on capital levels at September 30, 2020, the Bank was considered to be well capitalized.  Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%.  At September 30, 2020, the Bank qualified and elected to use the CBLR to measure capital adequacy. The Tier 1 leverage-based capital ratio calculated for the Bank at September 30, 2020 was 10.7%, compared to 11.6% at December 31, 2019.  As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for that calendar year. The CBLR will return to 9% on Jan. 1, 2022.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2020, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at September 30, 2020 was 10.8%. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The COVID-19 pandemic has significantly affected some of our operations and the way we provide banking services to businesses and individuals, most of whom were under government issued stay-at-home orders for much of the three months ended September 30, 2020.  As an essential business, we continue to provide banking and financial services to our customers.  Since the termination of the stay-at-home order in Washington State and phased re-opening of business, the Company has taken steps to resume more normal branch activities with specific guidelines in place to ensure the safety of the Company’s customers and personnel. All of our branches are open and we remain flexible as to branch operations based on the guidance provided for the communities in which we operate.  In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could potentially limit or disrupt our ability to provide banking and financial services to our customers.  The ultimate impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

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

The impact of the pandemic is expected to continue to unfavorably affect us during 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan and lease losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic.  Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

At September 30, 2020, we hold and service a portfolio of 471 PPP loans totaling $74.1 million.  The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and to complex and evolving rules and guidance issued by the U.S. Small Business Administration and other government agencies.  We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations.  We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2020:

Maximum
				Total Number	Dollar Value of
				of Shares	Shares that
			Average	Repurchased as	May Yet Be
	Total Number		Price	Part of Publicly	Repurchased
	of Shares		Paid per	Announced	Under the
Period	Purchased		Share	Plan	Plan
July 1, 2020 - July 31, 2020	—		$—	—	$—
August 1, 2020 - August 31, 2020	820	(1)	42.70	—	—
September 1, 2020 - September 30, 2020	11,010		40.61	11,010	4,552,857
Total for the quarter	11,830		$40.76	11,010	$4,552,857

(1) These shares were surrendered by participants included in the 2018 Equity Incentive Plan in satisfaction of payment for withholding taxes for vesting of restricted stock shares.

On September 17, 2020, the Company announced that its Board of Directors authorized the repurchase of up to $5.0 million of the Company’s outstanding shares authorized and outstanding. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time until March 31, 2021, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.                Mine Safety Disclosures

Not applicable.

Item 5.                Other Information

Not applicable.

Item 6.                  Exhibits

2.1	Agreement and Plan of Merger, dated as of July 17, 2018, by and between FS Bancorp, Inc. and Anchor Bancorp (1)
3.1	Articles of Incorporation of FS Bancorp, Inc. (2)
3.2	Bylaws of FS Bancorp, Inc. (3)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (2)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (2)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (2)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
10.7	Purchase and Assumption Agreement between Bank of America, National Association and 1st Security Bank dated September 1, 2015 (5)
10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company (6)
10.9	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, Lisa Cleary, and May-Ling Sowell (7)
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (8)
10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (8)
10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (8)
10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: November 9, 2020	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2020	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)