Form 10-K
period 2020-12-31
FS Bancorp, Inc.
filed 2021-03-16
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020         OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

As of March 5, 2021, there were 4,233,040 shares of the Registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant was $147,557,403, based on the closing sales price of $38.57 per share of the Registrant’s common stock as quoted on the NASDAQ Stock Market LLC on June 30, 2020. For purposes of this calculation, common stock held by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

Forward-Looking Statements

This Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth, and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	the effect of the COVID-19 pandemic, including on the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our allowance for loan losses, and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the potential transition away from LIBOR toward new interest rate benchmarks;
●	increased competitive pressures among financial services companies;
●	our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

●	our ability to control operating costs and expenses;
●	our ability to retain key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”), changes in regulation policies and principles, an increase in regulatory capital requirements or change in the interpretation of regulatory capital or other rules, including as a result of Basel III;
●	adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board, or the Financial Accounting Standards Board (“FASB”), including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“CAA 2021”);
●	costs and effects of litigation, including settlements and judgments;
●	disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	inability of key third-party vendors to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services, including as a result of the CARES Act and the CAA 2021 and recent COVID-19 vaccination efforts, and other risks described elsewhere in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Available Information

The Company provides a link on its investor information page at www.fsbwa.com to filings with the SEC for purposes of providing copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to the SEC. Other than an investor’s own internet access charges, these filings are free of charge and available through the SEC’s website at www.sec.gov. The information contained on the Company’s website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

PART 1

Item 1. Business

General

FS Bancorp, Inc. (“FS Bancorp” or the “Company”), a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank of Washington (“1st Security Bank of Washington” or  the “Bank”) upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2020, the Company had consolidated total assets of $2.11 billion, total deposits of $1.67 billion, and stockholders’ equity of $230.0 million. The Company has not engaged in significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the consolidated financial statements and related data, relates primarily to the Bank.

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

At December 31, 2020, the Bank maintained the headquarters office that produces loans and accepts deposits located in Mountlake Terrace, Washington, and an administrative office in Aberdeen, Washington, as well as 21 full-service bank branches and nine home loan production offices in suburban communities in the greater Puget Sound area. The Bank also has one home loan production office in the Tri-Cities, Washington.

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

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders to close businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, both temporary and permanent and closures of many businesses, a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that the Board of Governors of the Federal Reserve System (“Federal Reserve”) will maintain a low interest rate environment for the foreseeable future. Although financial markets have rebounded from significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement beginning during the second quarter of 2020, many of the effects that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted through the end of the year. These changes have had and are likely to continue to have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services. See "Risk Factors - Risks Related to Macroeconomic Conditions-The COVID-19 pandemic has impacted the way we conduct business which may adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”

During the year ended December 31, 2020, the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act, enacted March 27, 2020, to provide near-term relief to help small businesses impacted by COVID-19 sustain operations The deadline for PPP loan applications to the SBA was initially August 8, 2020.  Under this program we funded applications totaling $75.8 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020.  As of December 31, 2020, we had received SBA forgiveness on 66 PPP loans totaling $12.0 million resulting in a remaining 423 PPP loans with an aggregate balance of $62.1 million. The CAA 2021 enacted in December 2020 renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program for eligible small businesses and nonprofits.  As a result, the Bank began originating PPP loans again in January 2021.

In addition, the Bank is continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. These programs include short-term (e.g. less than six months) modifications such as payment deferrals, interest only payment periods, fee waivers, extensions of repayment terms, or other delays in payment. As of December 31, 2020, the amount of portfolio loans remaining under payment/relief agreements includes commercial real estate loans of $31.2 million, commercial business loans of $12.8 million, a portfolio one-to-four-family loan of $308,000, and consumer loans of $392,000. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered to be troubled debt restructurings through December 31, 2020 pursuant to applicable accounting and regulatory guidance.  On December 27, 2020, the CAA 2021was signed into law. Among other purposes, this Act provides additional coronavirus emergency response and relief, including extending relief offered under the CARES Act related to troubled debt restructurings as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.  For additional discussion of impacts to our business from the COVID-19 pandemic, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Highlights in Response to the COVID-19 Pandemic” and “Note 3 - Loans Receivable and Allowance for Loan Losses” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

1st Security Bank of Washington is examined and regulated by the Washington State Department of Financial Institutions (“DFI”), its primary regulator, and by the Federal Deposit Insurance Corporation (“FDIC”). 1st Security Bank of Washington is required to have certain reserves set by the Federal Reserve and is a member of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”), which is one of the 11 regional banks in the Federal Home Loan Bank System.

The principal executive offices of the Company are located at 6920 220th Street SW, Mountlake Terrace, Washington 98043 and the main telephone number is (425) 771-5299.

Market Area

The Company conducts operations, including loan and/or deposit services, out of its headquarters, nine home loan production offices (four of which stand-alone), and 21 full-service bank branches in the Puget Sound region of Washington, and one stand-alone loan production office in Eastern Washington. The headquarters is located in Mountlake Terrace, in Snohomish County, Washington. The four stand-alone home lending offices in the Puget Sound region are located in Puyallup, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, Everett, in Snohomish County, and the one in Eastern Washington located in the Tri-Cities (Kennewick), in Benton County, Washington. The 21 full-service bank branches are located in the following counties: three in Snohomish, two in King, two in Clallam, two in Jefferson, two in Pierce, five in Grays Harbor, two in Thurston, one in Lewis, and two in Kitsap County.

The primary market area for business operations is the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area (the “Seattle MSA”).  Kitsap, Clallam, Jefferson, Thurston, Lewis, and Grays Harbor counties, though not in the Seattle MSA, are also part of the Company’s market area. This overall region is typically known as the Puget Sound region. The population of the Puget Sound region as estimated by Puget Sound Regional Council was 4.3 million in 2020, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.

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

King County, which includes the city of Seattle, has the largest employment base and overall level of economic activity. Six of the largest employers in the state are headquartered in King County including Microsoft Corporation, University of Washington, Amazon.com, King County Government, Starbucks, and Swedish Health Services. Pierce County is the second most populous county in the state and its economy is also well diversified with the presence of military related government employment (Joint Base Lewis-McChord), along with health care (the Multicare Health System and the Franciscan Health System). In addition, there is a large employment base in the economic sectors of shipping (the Port of Tacoma) and aerospace employment (Boeing). Snohomish County to the north has an economy based on aerospace employment (Boeing), health care (Providence Regional Medical Center), and military (the Everett Naval Station) along with additional employment concentrations in biotechnology, electronics/computers, and wood products.

In 2020, the median household income for King County was $95,000, compared to $74,000 for the State of Washington, and $62,000 for the United States.

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

Thurston County includes Olympia, home of Washington State’s capital and its economic base is largely driven by state government related employment.  In 2020, the median household income for Thurston County was $73,000.

Lewis County is supported by manufacturing, retail trade, local government and industrial services.  Grays Harbor County has been historically dependent on the timber and fishing industries, but also relies on tourism, manufacturing, agriculture, shipping, transportation, and technology.

Unemployment in Washington was an estimated 7.2% at December 31, 2020, closely paralleling national trends as disclosed in the U.S. Bureau of Labor Statistics reflecting the impact of COVID-19 over the prior year. King County’s estimated unemployment rate was 6.8%, an increase from 3.5% in the prior year. The estimated unemployment rate in Snohomish County at year end 2020 was 7.8%, an increase from 2.4% at year end 2019.  Kitsap County’s unemployment rate was 7.8% at December 31, 2020, compared to 4.1% at December 31, 2019.  At December 31, 2020, the estimated unemployment rate in Pierce County was 7.6%, up from 4.8% at December 31, 2019. Grays Harbor County’s, Thurston County’s, and Lewis County’s unemployment rates rose to 10.1%, 6.5%, and 7.4%, respectively at December 31, 2020, compared to 7.0%, 4.4%, and 6.0% at year end 2019, respectively. Outside of the Puget Sound area, the Tri-Cities market includes two counties, Benton and Franklin, and we have two full-service branches in Clallam County and two in Jefferson County. The estimated unemployment rate in Benton County at year end 2020 was 6.4%, up from 5.4% at year end 2019. At December 31, 2020, the estimated unemployment rate in Franklin County was slightly up to 7.4%, from 7.3% at

December 31, 2019. For Clallam and Jefferson counties, the estimated unemployment rates at December 31, 2020 increased to 8.4% and 8.2%, respectively, compared to 6.3% and 5.3%, respectively at December 31, 2019.

According to the Washington Center for Real Estate Research, home values in the State of Washington continued to improve in 2020. For the quarter ended December 31, 2020, the average home value was $747,000 in King County, $574,000 in Snohomish County, $454,000 in Jefferson County, $439,000 in Pierce County, $438,000 in Kitsap County, $395,000 in Thurston County, $360,000 in Clallam County, $345,000 in both Benton and Franklin counties, $316,000 in Lewis County, and $265,000 in Grays Harbor County. Compared to the statewide average increase in home values of 16.0% in the fourth quarter of 2020, Lewis, Grays Harbor, and Pierce counties outperformed the state average with 24.1%, 22.6%, and 17.0%, respectively, with our remaining counties: Snohomish, Thurston, Kitsap, Benton, Franklin, Clallam, Jefferson, and King counties below the state average increase, with 15.9%, 14.0%, 12.5%, 12.1%, 12.1%, 12.1%, 11.9% and 11.3% increases in average home values, respectively.

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

(Dollars in thousands)	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Commercial	$222,719	14.15%	$210,749	15.59%	$204,699	15.43%	$63,611	8.22%	$55,871	9.23%
Construction and development	216,975	13.78	179,654	13.29	247,306	18.65	143,068	18.50	94,462	15.60
Home equity	43,093	2.74	38,167	2.82	40,258	3.04	25,289	3.27	20,081	3.32
One-to-four-family (excludes HFS)	311,093	19.76	261,539	19.34	249,397	18.80	163,655	21.16	124,009	20.48
Multi-family	131,601	8.36	133,931	9.91	104,663	7.89	44,451	5.75	37,527	6.20
Total real estate loans	925,481	58.79	824,040	60.95	846,323	63.81	440,074	56.90	331,950	54.83

CONSUMER LOANS
Indirect home improvement	286,020	18.17	254,691	18.84	212,226	16.00	171,225	22.14	144,262	23.83
Marine	85,740	5.44	67,179	4.97	57,822	4.36	35,397	4.58	28,549	4.71
Other consumer	3,418	0.22	4,340	0.32	5,425	0.41	2,046	0.26	1,915	0.32
Total consumer loans	375,178	23.83	326,210	24.13	275,473	20.77	208,668	26.98	174,726	28.86

COMMERCIAL BUSINESS LOANS
Commercial and industrial	224,476	14.26	140,531	10.40	138,686	10.46	83,306	10.77	65,841	10.88
Warehouse lending	49,092	3.12	61,112	4.52	65,756	4.96	41,397	5.35	32,898	5.43
Total commercial business loans	273,568	17.38	201,643	14.92	204,442	15.42	124,703	16.12	98,739	16.31
Total loans receivable, gross	1,574,227	100.00%	1,351,893	100.00%	1,326,238	100.00%	773,445	100.00%	605,415	100.00%

Allowance for loan losses	(26,172)		(13,229)		(12,349)		(10,756)		(10,211)
Deferred costs and fees, net	(4,017)		(3,273)		(2,907)		(2,708)		(1,887)
Premiums on purchased loans, net	943		955		1,537		1,577		—
Total loans receivable, net	$1,544,981		$1,336,346		$1,312,519		$761,558		$593,317

The following table shows the composition of the loan portfolio by fixed- and adjustable-rate loans, excluding HFS at the dates indicated.

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans
Commercial	$94,324	5.99%	$65,913	4.88%	$58,037	4.37%	$32,430	4.19%	$30,445	5.03%
Construction and development	8,082	0.51	3,749	0.28	25,613	1.93	286	0.04	—	—
Home equity	17,403	1.11	11,292	0.83	14,134	1.07	2,649	0.34	1,644	0.27
One-to-four-family (excludes HFS)	113,465	7.21	51,583	3.80	45,126	3.40	11,804	1.53	10,267	1.69
Multi-family	46,627	2.96	36,985	2.74	41,832	3.15	14,453	1.87	4,538	0.75
Total real estate loans	279,901	17.78	169,522	12.53	184,742	13.92	61,622	7.97	46,894	7.74
Consumer loans	373,221	23.71	323,633	23.94	272,279	20.53	207,671	26.85	174,041	28.75
Commercial business loans
Commercial and industrial	114,025	7.24	53,329	3.95	59,195	4.46	32,835	4.24	26,901	4.45
Warehouse lending	—	—	—	—	—	—	673	0.09	—	—
Total commercial business loans	114,025	7.24	53,329	3.95	59,195	4.46	33,508	4.33	26,901	4.45
Total fixed-rate loans	767,147	48.73	546,484	40.42	516,216	38.91	302,801	39.15	247,836	40.94
Adjustable-rate loans:
Real estate loans
Commercial	128,395	8.16	144,836	10.71	146,662	11.06	31,181	4.03	25,426	4.20
Construction and development	208,893	13.27	175,905	13.01	221,693	16.72	142,782	18.46	94,462	15.60
Home equity	25,690	1.63	26,875	1.99	26,124	1.97	22,640	2.93	18,437	3.05
One-to-four-family (excludes HFS)	197,628	12.55	209,956	15.54	204,271	15.40	151,851	19.63	113,742	18.79
Multi-family	84,974	5.40	96,946	7.17	62,831	4.74	29,998	3.88	32,989	5.45
Total real estate loans	645,580	41.01	654,518	48.42	661,581	49.89	378,452	48.93	285,056	47.09
Consumer loans	1,957	0.12	2,577	0.19	3,194	0.24	997	0.13	685	0.11
Commercial business loans
Commercial and industrial	110,451	7.02	87,202	6.45	79,491	6.00	50,471	6.53	38,940	6.43
Warehouse lending	49,092	3.12	61,112	4.52	65,756	4.96	40,724	5.26	32,898	5.43
Total commercial business loans	159,543	10.14	148,314	10.97	145,247	10.96	91,195	11.79	71,838	11.86
Total adjustable-rate loans	807,080	51.27	805,409	59.58	810,022	61.09	470,644	60.85	357,579	59.06
Total loans receivable, gross	1,574,227	100.00%	1,351,893	100.00%	1,326,238	100.00%	773,445	100.00%	605,415	100.00%
Less:
Allowance for loan losses	(26,172)		(13,229)		(12,349)		(10,756)		(10,211)
Deferred costs and fees, net	(4,017)		(3,273)		(2,907)		(2,708)		(1,887)
Premiums on purchased loans	943		955		1,537		1,577		—
Total loans receivable, net	$1,544,981		$1,336,346		$1,312,519		$761,558		$593,317

The total amount of loans due after December 31, 2021, which have fixed interest rates is $728.0 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $354.7 million.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2020, regarding the dollar amount and current note rates of interest for the loans maturing or repricing in the portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

	Real Estate
(Dollars in			Construction and										Commercial
thousands)	Commercial		Development		Home Equity		One-to-Four-Family (2)		Multi-family		Consumer		Business			Total
Due During		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted			Weighted
Years Ending		Average		Average		Average		Average		Average		Average		Average			Average
December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate		Amount	Rate
2021 (1)	$49,995	4.18%	$212,052	5.47%	$27,006	4.50%	$21,295	4.85%	$15,432	4.21%	$2,828	9.57%	$162,958	4.45%		$491,566	4.89%
2022	23,857	4.93	989	3.80	55	7.03	15,165	4.72	1,578	5.03	2,079	6.70	70,381	1.65	(3)	114,104	2.90
2023	38,665	4.87	44	3.50	287	5.35	17,034	4.87	7,465	4.88	4,734	6.34	6,881	4.66		75,110	4.94
2024 and 2025	50,376	4.43	2,666	5.66	123	5.98	73,106	4.20	57,511	4.03	14,030	6.34	8,453	4.11	(4)	206,265	4.37
2026 to 2030	52,029	4.35	958	3.25	820	5.70	101,081	4.05	41,646	4.13	75,874	6.26	15,323	3.92		287,731	4.70
2031 to 2035	7,605	4.75	—	—	2,259	5.40	3,503	5.16	6,172	6.89	201,588	6.48	3,424	4.77		224,551	6.37
2036 and following	192	5.00	266	6.55	12,543	4.06	79,909	3.96	1,797	5.40	74,045	6.53	6,148	4.51		174,900	5.09
Total	$222,719	4.50%	$216,975	5.45%	$43,093	4.46%	$311,093	4.21%	$131,601	4.29%	$375,178	6.45%	$273,568	3.70%		$1,574,227	4.88%

________________________

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Excludes loans held for sale.
(3)	Includes PPP loans of $60.8 million with contractual interest rates of 1.00%.
(4)	Includes PPP loans of $1.3 million with contractual interest rates of 1.00%.

Lending Authority. The Chief Credit Officer has the authority to approve multiple loans to one borrower up to $15.0 million in aggregate.  All loans that are approved over $5.0 million are reported to the asset quality committee (“AQC”) at each AQC meeting. Loans in excess of $15.0 million and up to $25.0 million require additional approval from management’s senior loan committee. Loans in excess of $25.0 million require AQC approval.  The Chief Credit Officer may delegate lending authority to other individuals at levels consistent with their responsibilities.

The Board of Directors has implemented a lending limit policy that it believes matches the Washington State legal lending limit, or $44.6 million as of December 31, 2020. The Bank’s largest lending relationship at December 31, 2020, consisted of a commercial line of credit to one company having a total available commitment of $28.0 million, with the Bank’s total potential commitment of $19.0 million, and two other banks participating in the remaining $9.0 million. This line of credit is secured by notes for 16 properties. The outstanding balance of this line of credit at December 31, 2020 was $18.4 million for the Bank. The second largest lending relationship consisted of one multi-family construction loan with the Bank’s total potential commitment of $15.7 million, of which $1.7 million was drawn at December 31, 2020, and one other bank participating in the remaining $2.5 million, one permanent multi-family loan, and one permanent one-to-four-family loan having combined commitments of $27.5 million to three related limited liability companies. All of these loans are secured by properties located in the Seattle metropolitan area of Washington State.  The outstanding balance of these three loans at December 31, 2020 was $10.9 million. The third largest lending relationship consisted of a mix of construction and permanent real estate secured loans having combined commitments of $21.6 million, to three related limited liability companies and/or individuals.  All of these loans are secured by real estate located in the Seattle metropolitan area of Washington State.  The outstanding balance of these loans at December 31, 2020 was $19.1 million.  At December 31, 2020, all of the borrowers listed above were in compliance with the original repayment terms of their respective loans.

At December 31, 2020, the Company had $66.0 million in approved commercial construction warehouse lending lines for four companies, with the Bank’s total potential commitment of $57.0 million, and two other banks participating in the remaining $9.0 million.  The commitments range from $8.0 million to $19.0 million for the Bank with $33.0 million outstanding at December 31, 2020.  At December 31, 2019, the Bank had $70.0 million approved in commercial construction warehouse lending lines for six companies with $48.2 million outstanding.  In addition, the Company had $36.0 million approved in mortgage warehouse lending lines for four companies. The commitments ranged from $5.0 million to $15.0 million. At December 31, 2020, there was $16.1 million in mortgage warehouse lending lines outstanding, compared to $25.0 million approved in mortgage warehouse lending lines with $12.9 million outstanding at December 31, 2019.  At December 31, 2020, all of these warehouse lines were in compliance with the original repayment terms of their respective lending lines.

Commercial Real Estate Lending. The Company offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including multi-family residences, retail centers, warehouses and office buildings located in the market areas. At December 31, 2020, commercial real estate loans (including $131.6 million of multi-family residential loans) totaled $354.3 million, or 22.5%, of the gross loan portfolio.

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

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one-to-four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four-family because the collateral securing these loans typically cannot be sold as easily as one-to-four-family. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial or multi-family real estate loan at December 31, 2020 was a performing $8.8 million loan secured by a fully-leased apartment building built in 2019 (which includes a 1,200 square foot retail space, currently leased to a well-established and locally-owned coffee shop) located in Seattle, Washington.

The Company intends to continue to emphasize commercial real estate lending and has hired experienced commercial loan officers to support the Company’s commercial real estate lending objectives. As the commercial real estate loan portfolio expands, the Company intends to bring in additional experienced personnel in the areas of loan analysis and commercial deposit relationship management.

Construction and Development Lending. The Company expanded its residential construction lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Company has implemented this strategy to take advantage of what is believed to be a strong demand for construction and ADC loans to experienced, successful and relationship driven builders in our market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2020, outstanding construction and development loans totaled $217.0 million, or 13.8%, of the gross loan portfolio and consisted of 253 loans, compared to $179.7 million and 216 loans at December 31, 2019. The construction and development loans at December 31, 2020, consisted of loans for residential and commercial construction projects primarily for vertical construction and $15.1 million of land acquisition and development loans for finished lots. Total committed, including unfunded construction and development loans at December 31, 2020, was $360.6 million. At December 31, 2020, $133.0 million, or 61.4% of our outstanding construction and development loan portfolio was comprised of speculative one-to-four-family construction loans. Approximately $12.8 million of our residential construction loans at December 31, 2020 were made to finance the custom construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  Approximately 54.0% of these custom home loans consisted of custom manufactured homes.  In addition, included in commercial business loans, the Company had four commercial secured lines of credit, secured by notes to residential construction borrowers with guarantees from principals with experience in the construction re-lending market. These loans had combined commitments of $57.0 million, and an outstanding balance of $33.0 million at December 31, 2020.

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

The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2020, included in the $217.0 million of construction and development loans, were seven residential land acquisition and development loans for finished lots totaling $15.1 million, with total commitments of $18.5 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold. Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.

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

Home Equity Lending. The Company has been active in second lien mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of 10 years plus and a term to maturity of 15 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratio of up to 90%, including any underlying first mortgage. Fixed second lien mortgage home equity loans are typically amortizing loans with terms of up to 30 years. Total second lien mortgage/home equity loans totaled $43.1 million, or 2.7% of the gross loan portfolio, at December 31, 2020, $25.7 million of which were adjustable rate home equity lines of credit. Unfunded commitments on home equity lines of credit at December 31, 2020, was $52.5 million.

Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also important referral sources of the Company’s loan originations. The Company originated $1.87 billion of one-to-four-family mortgages (including $10.1 million of loans brokered to other institutions) and sold $1.64 billion to investors in 2020. Of the loans sold to investors, $1.48 billion were sold to the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), the FHLB, and/or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with servicing rights retained in order to further build the relationship with the customer. At December 31, 2020, one-to-four-family residential mortgage loans totaled $311.1 million, or 19.8%, of the gross loan portfolio, excluding loans held for sale of $166.4 million. In addition, the Company originates residential loans through its commercial lending channel, secured by single family rental homes in Washington, with an outstanding balance of $72.7 million at December 31, 2020.

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

Consumer Lending. Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. At December 31, 2020, consumer loans totaled $375.2 million, or 23.8% of the gross loan portfolio.

The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s consumer lending strategy. These loans totaled $286.0 million, or 18.2% of the gross loan portfolio, and 76.2% of total consumer loans, at December 31, 2020. Indirect home improvement loans are originated through a network of 143 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, Arizona, Nevada, and Minnesota. Four dealers are responsible for 39.2% of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, pools, and other home fixture installations, including solar related home improvement projects.

In connection with fixture secured loans, the Company receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. These loans are processed through the loan origination software, with approximately 40% of the loan applications receiving an automated approval based on the information provided, and the remaining loans are processed by the Company’s credit analysts. The Company follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using a Fair Isaac and Company, Incorporated (“FICO”) credit score to approve loans. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting in addition to the borrower’s debt to income.

The Company’s fixture secured loans generally range in amounts from $2,500 to $100,000, and generally carry terms of 8 to 20 years with fixed rates of amortizing payments and interest. In some instances, the participating dealer may pay a fee to buy down the borrower’s interest rate to a rate below the Company’s published rate. Fixture secured loans are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a financing statement under the Uniform Commercial Code (“UCC-2”) filed in the county of the borrower’s residence. The Company generally files a UCC-2 financing statement to perfect the security interest in the personal property in situations where the borrower’s credit score is below 720 or the home improvement loan is for an amount in excess of $5,000. Perfection gives the Company a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest. The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.

The Company also offers consumer marine loans secured by boats. At December 31, 2020, the marine loan portfolio totaled $85.7 million, or 5.4% of total loans. Marine loans are originated with borrowers on both a direct and indirect basis, and generally carry terms of up to 20 years with fixed rates of interest. The Company generally requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.

The Company originates other consumer loans which totaled $3.4 million at December 31, 2020.  These loans primarily include personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans.

In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score typically indicates a greater degree of creditworthiness. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods.  At December 31, 2020, 78.5% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 20.0% was originated with borrowers having a FICO score between 660 and 720 at the time of origination.  Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. A consumer credit score at the time of loan origination of less than 660 is associated as “subprime” by federal banking regulators and these loans comprised just 1.5% of our consumer loan portfolio at December 31, 2020. Consideration for loans with FICO scores below 660 require additional management oversight and approval.

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

Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory, or personal/business property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Company’s warehouse lending lines are secured by the underlying notes associated with one-to-four-family mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principal shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. The Company had $36.0 million approved in residential mortgage warehouse lending lines for four companies at December 31, 2020. The commitments ranged from $5.0 million to $15.0 million. At December 31, 2020, there was $16.1 million in residential warehouse lines outstanding, compared to $25.0 million in approved residential warehouse lending lines with $12.9 million outstanding at December 31, 2019. During the year ended December 31, 2020, we processed approximately 870 loans and funded approximately $323.1 million in total under our mortgage warehouse lending program.

The Company also has commercial construction warehouse lending lines secured by notes on construction loans and typically guaranteed by principals with experience in construction lending. In April 2013, we commenced an expansion of our mortgage warehouse lending program to include construction re-lending warehouse lines. These lines are secured by notes provided to construction lenders and are typically guaranteed by a principal of the borrower with experience in construction lending.  Terms for the underlying notes can be up to 18 months and the Bank will lend a percentage (typically 70 - 80%) of the underlying note which may have a loan-to-value ratio up to 75%.  Combined, the loan-to-value ratio on the underlying note would be up to 60% with additional credit support provided by the guarantor. At December 31, 2020, the Company had $66.0 million in approved commercial construction warehouse lending lines for four companies, with the Bank’s total potential commitment of $57.0 million, and two other banks participating in the remaining $9.0 million. The commitments range from $8.0 million to $19.0 million. At December 31, 2020, there was $33.0 million outstanding, compared to $70.0 million approved in commercial warehouse lending lines for six companies with $48.2 million outstanding at December 31, 2019.

Beginning in the second quarter of 2020, the Bank began to offer PPP loans which are fully guaranteed by the SBA, to existing and new customers as a result of the COVID-19 pandemic. These PPP loans are subject to the provisions of the CARES Act as well as complex and evolving rules and guidance issued by the SBA and the U.S. Department of the Treasury. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. Under this program, as of December 31, 2020, there were 423 PPP loans outstanding totaling $62.1 million. The CAA 2021 renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program.  As a result, in January 2021, the Bank began accepting and processing loan applications under this second PPP program. The Bank earns 1% interest on PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The Bank expects that the great majority of its PPP borrowers will seek full or partial forgiveness of their loan obligations. For additional information regarding these loans, see Item 1A. Risk Factors - “Risks Related to Our Lending - Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.”

Commercial business loans may be fixed-rate but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of these commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest-only payments required during the term, while other loans may reprice on an annual basis and amortize over a two to five year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which is set between 2.0% and 7.0%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2020, the commercial business loan portfolio totaled $273.6 million, or 17.4%, of the gross loan portfolio including warehouse lending loans and PPP loans.

At December 31, 2020, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present, and future cash flows is also an important aspect of credit analysis. The Company generally requires personal guarantees on these commercial business loans.

Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. The largest commercial business lending relationships at December 31, 2020, consisted of a participating commercial line of credit having a commitment of $19.0 million from the Bank.  This line of credit is secured by residential construction projects located primarily in Seattle, Washington.  The outstanding balance of this line of credit at December 31, 2020 was $18.4 million. The next largest commercial business lending relationship totaled $13.8 million and consisted of two commercial lines of credit of up to $12.0 million, of which the Bank has disbursed $8.9 million, a commercial term loan of $1.5 million, and a PPP loan of $3.4 million.  With the exception of the PPP loan, these loans are secured by a mix of assets of the borrower and guarantor.

Unlike residential mortgage loans, commercial business loans, particularly unsecured loans, are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and, therefore, are of higher risk. The Company makes commercial business loans secured by business assets, such as accounts receivable, inventory, equipment, real estate and cash as collateral with loan-to-value ratios in most cases up to 80%, based on the type of collateral. This collateral depreciates over time, may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

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

Over the past few years, the Company has continued to originate consumer loans, and increased emphasis on commercial real estate loans, including construction and development lending, as well as commercial business loans. Demand is affected by competition and the interest rate environment. In periods of economic uncertainty, the ability of financial institutions, including the Bank, to originate large dollar volumes of commercial business and real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. In addition to interest earned on loans and loan origination fees, the Company receives fees for loan commitments, late payments, and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.  In addition to the 1.0% interest earned on PPP loans, the SBA pays processing fees for PPP loans of either 1%, 3%, or 5%, based on the size of the loan. Banks may not collect any fees from the PPP loan applicants.

The Company will sell long-term, fixed-rate residential real estate loans in the secondary market to mitigate interest rate risk.  Gains and losses from the sale of these loans are recognized based on the difference between the sales proceeds and carrying value of the loans at the time of the sale. Some residential real estate loans originated as Federal Housing Administration or FHA, U.S. Department of Veterans Affairs or VA, or United States Department of Agriculture or USDA Rural Housing loans were sold by the Company as servicing released loans to other companies. A majority of residential real estate loans sold by the Company were sold with servicing retained at a specified servicing fee. The Company earned gross mortgage servicing fees of $4.4 million for the year ended December 31, 2020.  The Company was servicing $2.17 billion of one-to-four-family loans at December 31, 2020, for Fannie Mae, Freddie Mac, Ginnie Mae, the FHLB, and another financial institution. These mortgage servicing rights (“MSRs”) constituted an $12.6 million asset on our books on that date, which is amortized in proportion to and over the period of the net servicing income. These MSRs are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of our MSRs at December 31, 2020 was $12.8 million. See “Note 4 - Servicing Rights” and “Note 15 - Fair Value Measurements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The following table presents the notional balance activity during the year ended December 31, 2020, related to loans serviced for others.

(In thousands)
Beginning balance at January 1, 2020
One-to-four-family	$1,463,732
Consumer	591
Subtotal	1,464,323
Additions
One-to-four-family	1,480,110
Repayments
One-to-four-family	(771,341)
Consumer	(225)
Subtotal	(771,566)
Ending balance at December 31, 2020
One-to-four-family	2,172,501
Consumer	366
Total	$2,172,867

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

	Year Ended December 31,
(In thousands)	2020	2019
Originations by type:
Fixed-rate:
Commercial	$36,307	$23,110
Construction and development	17,886	3,641
Home equity	13,522	6,163
One-to-four-family (1)	66,796	23,426
Loans held for sale (one-to-four-family)	1,723,884	778,866
Multi-family	17,118	2,886
Consumer	188,587	161,269
Commercial business (2) (5)	98,646	5,903
Total fixed-rate	2,162,746	1,005,264
Adjustable-rate:
Commercial	25,218	30,679
Construction and development	297,883	243,000
Home equity	18,079	20,199
One-to-four-family (1)	59,188	81,457
Loans held for sale (one-to-four-family)	6,781	25,753
Multi-family	14,074	44,803
Consumer	1,176	2,216
Commercial business (2)	113,546	338,859
Warehouse lines, net	(12,020)	(4,644)
Total adjustable-rate	523,925	782,322
Total loans originated	2,686,671	1,787,586
Purchases by type
Fixed-rate:
Commercial	—	—
Home equity	—	—
One-to-four-family (1) (4)	272	321
Multi-family	—	—
Consumer	—	—
Construction and development	—	—
Commercial business (2)	—	1,798
Adjustable-rate:
Commercial	—	—
Home equity	—	—
One-to-four-family (1)	28,057	—
Multi-family	—	—
Consumer	—	—
Construction and development	—	—
Commercial business (2) (3)	3,727	—
Total loans purchased	32,056	2,119
Sales and repayments:
One-to-four-family (1)	—	—
Loans held for sale (one-to-four-family)	(1,641,880)	(785,438)
Commercial business (2)	—	(8,365)
Total loans sold	(1,641,880)	(793,803)
Total principal repayments	(757,764)	(951,743)
Total reductions	(2,399,644)	(1,745,546)
Net increase	$319,083	$44,159

_____________________________

(1)	One-to-four-family portfolio loans.
(2)	Excludes warehouse lines.
(3)	Includes USDA/ SBA guaranteed loans purchased at a premium.
(4)	Loan repurchased, previously sold.
(5)	Includes $75.8 million of PPP loans.

Sales of whole and participations in real estate loans can be beneficial to the Bank since these sales systematically generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

From time to time we also sell whole consumer loans, specifically long term consumer loans, which can be beneficial to us since these sales generate income at the time of sale, can potentially create future servicing income where servicing is retained, and provide a mitigation of interest rate risk associated with holding 15-20 year maturity consumer loans.

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, the Company attempts to cure the delinquency by contacting the borrower. In the case of loans secured by residential real estate, a late notice typically is sent 16 days after the due date, and the borrower is contacted by phone within 16 to 25 days after the due date. When the loan is 30 days past due, an action plan is formulated for the credit under the direction of the mortgage loan control manager. Generally, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a loan control representative who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, a Loan Control representative will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. Between 90 - 120 days past due, a value is obtained for the loan collateral. At that time, a mortgage analysis is completed to determine the loan-to-value ratio and any collateral deficiency. If foreclosed, the Company customarily takes title to the property and sells it directly through a real estate broker.

Delinquent consumer loans are handled in a similar manner. Appropriate action is taken in the form of phone calls and notices to collect any loan payment that is delinquent more than 16 days. Once the loan is 90 days past due, it is classified as nonaccrual. Generally, credits are charged off if past due 120 days, unless the collections department provides support for a customer repayment plan. Bank procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

Delinquent commercial business loans and loans secured by commercial real estate are handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The loan officer works with outside counsel and, in the case of real estate loans, a third-party consultant to resolve problem loans. In addition, management meets as needed and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the AQC and the board on a monthly basis. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Company customarily will initiate foreclosure or repossession proceedings on any collateral securing the loan.

The following table shows delinquent loans by the type of loan and number of days delinquent at December 31, 2020.  Categories not included in the table below did not have any delinquent loans at December 31, 2020.  Loans that were modified in accordance with the CARES Act and related regulatory guidance are not considered delinquent.

	Loans Delinquent For:
							Total Loans Delinquent
	60-89 Days			90 Days or More			60 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
(Dollars in thousands)	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
Real estate loans
Home equity	2	$137	0.32%	4	$219	0.51%	6	$356	0.83%
One-to-four-family	2	404	0.13	4	512	0.16	6	916	0.29
Total real estate loans	4	541	0.06	8	731	0.08	12	1,272	0.14
Consumer loans
Indirect home improvement	24	331	0.12	22	325	0.11	46	656	0.23
Marine	2	77	0.09	1	22	0.03	3	99	0.12
Other consumer	6	22	0.64	—	—	—	6	22	0.64
Total consumer loans	32	430	0.11	23	347	0.09	55	777	0.21
Commercial business loans
Commercial and industrial	1	1,204	0.54	—	—	—	1	1,204	0.54
Total commercial business loans	1	1,204	0.44	—	—	—	1	1,204	0.44
Total	37	$2,175	0.14%	31	$1,078	0.07%	68	$3,253	0.21%

Nonperforming Assets. The following table sets forth information with respect to the Company’s nonperforming assets.

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccruing loans:
Real estate loans
Commercial	$—	$1,086	$—	$—	$—
Home equity	636	190	229	151	210
One-to-four-family	644	1,264	1,552	142	—
Total real estate loans	1,280	2,540	1,781	293	210
Consumer loans
Indirect home improvement	826	468	408	195	504
Marine	44	—	18	—	—
Other consumer	1	25	2	—	7
Total consumer loans	871	493	428	195	511
Commercial business loans
Commercial and industrial	5,610	—	1,685	551	—
Total commercial business loans	5,610	—	1,685	551	—
Total nonaccruing loans	7,761	3,033	3,894	1,039	721
Accruing loans contractually past due 90 days or more	—	—	11	—	—
Other real estate owned	90	168	689	—	—
Repossessed assets	—	10	—	—	15
Total nonperforming assets	$7,851	$3,211	$4,594	$1,039	$736
TDR loans	$—	$—	$—	$55	$57
Total nonperforming assets as a percentage of total assets	0.37%	0.19%	0.28%	0.11%	0.09%

For the year ended December 31, 2020, gross interest income, which would have been recorded had the nonaccruing loans been current in accordance with their original terms was $335,000.  Prior to nonaccrual status, the amount of interest income included in net income for the year ended December 31, 2020 was $304,000 for these loans.

Other Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had one real estate owned property as of December 31, 2020.

Restructured Loans. According to generally accepted accounting principles in the United States of America  (“U.S. GAAP”), the Company is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” or “TDR”.  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrowers that would not otherwise be considered.  The Company had no TDRs at December 31, 2020. In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. The Company has followed the CARES Act and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to TDR classification. For a discussion on loans that qualified for deferral or forbearance agreements under the CARES Act and related guidance, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Highlights in Response to the COVID-19 Pandemic” and “Note 3 - Loans Receivable and Allowance for Loan Losses.” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Other Assets Especially Mentioned. At December 31, 2020, there was $7.1 million of loans with respect to which known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

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

In connection with the filing of periodic reports with the FDIC and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Company’s assets, at December 31, 2020, the Company had classified $17.6 million of assets as substandard. The $17.6 million of classified assets represented 7.7% of equity and 0.84% of total assets at December 31, 2020. The Company had $7.1 million of assets classified as special mention at December 31, 2020, not included in classified assets reported above.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance is based on ongoing monthly assessments of the estimated probable incurred losses in the loan portfolio. Ultimate losses may vary from these estimates. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company also considers qualitative factors such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. More complex loans, such as commercial real estate loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of net operating income and available cash flow and their possible impact on collateral values.

When determining the appropriate allowance for loan losses during 2020, management took into consideration the impact of the COVID-19 pandemic on such additional qualitative factors as the national and state unemployment rates and related trends, national and state unemployment benefit claim levels and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, a review of the Bank's largest commercial loan relationships, and the Bank's COVID-19 loan modification program.

Management increased qualitative factors during 2020 due to the deterioration of economic conditions as a result of the COVD-19 pandemic. The increase in the factors resulted in a significant increase in the allowance for loan losses during the current year. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near term, and if future government programs, if any, do not provide adequate relief to borrowers, it is possible the Bank's allowance for loan losses will need to increase in future periods. Uncertainties relating to our allowance for loan losses  are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Item 1A. Risk Factors - “Risks Related to Macroeconomic Conditions-The COVID-19 pandemic has impacted the way we conduct business which may adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”

The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

The provision for loan losses was $13.0 million for the year ended December 31, 2020 as compared to $2.9 million for the year ended December 31, 2019, due primarily to the incurred but not yet reported probable loan losses reflecting credit deterioration due to the adverse impact of the COVID-19 pandemic and the increase in the loan portfolio due to organic growth. The $62.1 million balance of PPP loans was omitted from the calculation of the allowance for loan losses at December 31, 2020 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven. In addition, the provision for loan losses also reflects risk rating downgrades on $103.3 million of loans that are considered at risk due to the COVID-19 pandemic. The majority of the downgrades were to a “Watch” grade and therefore were not classified as either special mention or other assets especially mentioned.

The allowance for loan losses was $26.2 million, or 1.66% of gross loans receivable at December 31, 2020, as compared to $13.2 million, or 0.98% of gross loans receivable outstanding at December 31, 2019.  In accordance with acquisition accounting, loans acquired in the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”) were recorded at their estimated fair value, which resulted in a net discount to the contractual amounts of the loans, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisition. The remaining fair value discount on loans purchased in the Anchor Acquisition was $1.5 million, on $132.6 million of gross loans at December 31, 2020.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.  A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects probable incurred loan losses in the loan portfolio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019 - Provision for Loan Losses” and “Notes 1- Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 - Loans Receivable and Allowance for Loan Losses” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	December 31,
	2020			2019			2018			2017			2016
		Percent			Percent			Percent			Percent			Percent
		of			of			of			of			of
		loan			loan			loan			loan			loan
		balance	Allowance		balance	Allowance		balance	Allowance		balance	Allowance		balance	Allowance
		in each	for loan		in each	for loan		in each	for loan		in each	for loan		in each	for loan
		category	losses by		category	losses by		category	losses by		category	losses by		category	losses by
	Loan	to	loan	Loan	to	loan	Loan	to	loan	Loan	to	loan	Loan	to	loan
(Dollars in thousands)	balance	total loans	category	balance	total loans	category	balance	total loans	category	balance	total loans	category	balance	total loans	category
Allocated at end of year to:
Real estate loans
Commercial	$152,131	9.66%	$3,366	$114,015	8.43%	$1,524	$74,039	5.58%	$985	$63,611	8.22%	$868	$55,871	9.23%	$708
Construction and development	215,962	13.72	3,528	175,567	12.99	1,988	196,815	14.84	2,677	143,068	18.50	2,146	94,462	15.60	1,273
Home equity	37,096	2.36	691	29,606	2.19	343	27,295	2.06	320	25,289	3.27	263	20,081	3.32	244
One-to-four-family	290,036	18.42	3,494	224,967	16.64	1,349	194,343	14.65	1,288	163,655	21.16	1,004	124,009	20.48	947
Multi-family	102,894	6.54	1,276	91,975	6.80	987	49,125	3.71	491	44,451	5.75	489	37,527	6.20	375
Total real estate loans	798,119	50.70	12,355	636,130	47.05	6,191	541,617	40.84	5,761	440,074	56.90	4,770	331,950	54.83	3,547

Consumer loans
Indirect home improvement	286,020	18.17	5,271	254,616	18.84	3,073	212,226	16.00	2,731	171,225	22.14	2,374	144,262	23.83	1,811
Marine	85,740	5.45	1,356	67,179	4.97	663	57,822	4.36	586	35,397	4.58	405	28,549	4.71	229
Other consumer	1,913	0.12	41	2,038	0.15	30	2,012	0.15	34	2,046	0.26	35	1,915	0.32	42
Total consumer loans	373,673	23.74	6,668	323,833	23.96	3,766	272,060	20.51	3,351	208,668	26.98	2,814	174,726	28.86	2,082

Commercial business loans
Commercial and industrial	220,978	14.04	4,123	135,565	10.03	2,503	119,910	9.04	2,435	83,306	10.77	1,531	65,841	10.88	2,297
Warehouse lending	49,092	3.12	712	61,112	4.52	751	65,756	4.96	756	41,397	5.35	483	32,898	5.43	378
Total commercial business loans	270,070	17.16	4,835	196,677	14.55	3,254	185,666	14.00	3,191	124,703	16.12	2,014	98,739	16.31	2,675

Anchor Acquisition loans at fair value	132,365	8.40	1,623	195,253	14.44	15	326,895	24.65	—	—	—	—	—	—	—
Unallocated reserve	—	—	691	—	—	3	—	—	46	—	—	1,158	—	—	1,907
Total	$1,574,227	100.00%	$26,172	$1,351,893	100.00%	$13,229	$1,326,238	100.00%	$12,349	$773,445	100.00%	$10,756	$605,415	100.00%	$10,211

The following table sets forth an analysis of the allowance for loan losses at the dates and or the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Balance at beginning of year	$13,229	$12,349	$10,756	$10,211	$7,785
Charge-offs:
Real estate loans
Commercial	—	—	—	—	—
One-to-four-family	—	2	—	—	—
Home equity	—	3	4	65	65
Total real estate loans	—	5	4	65	65
Consumer loans
Indirect home improvement	875	850	899	781	872
Marine	161	122	35	23	81
Other consumer	65	68	2	28	49
Total consumer loans	1,101	1,040	936	832	1,002
Commercial business loans
Commercial and industrial	22	1,583	—	33	—
Total commercial business loans	22	1,583	—	33	—
Total charge-offs	1,123	2,628	940	930	1,067
Recoveries:
Real estate loans
Commercial	—	—	—	—	—
Home equity	—	10	20	35	68
One-to-four-family	18	1	22	—	48
Total real estate loans	18	11	42	35	116
Consumer loans
Indirect home improvement	616	523	908	611	780
Marine	25	56	17	27	29
Other consumer	18	38	22	42	81
Total consumer loans	659	617	947	680	890
Commercial business loans
Commercial and industrial	353	—	4	10	87
Total commercial business loans	353	—	4	10	87
Total recoveries	1,030	628	993	725	1,093

Net charge-offs (recoveries)	93	2,000	(53)	205	(26)
Additions charged to operations	13,036	2,880	1,540	750	2,400
Balance at end of year	$26,172	$13,229	$12,349	$10,756	$10,211
Net charge-offs to average loans outstanding	0.01%	0.15%	—%	0.03%	—%
Net charge-offs (recoveries) to average nonperforming assets	1.68%	51.24%	(1.90)%	23.10%	(3.00)%
Allowance as a percentage of nonperforming loans	337.22%	436.17%	317.13%	1,035.23%	1,416.23%
Allowance as a percentage of gross loans receivable (end of year)	1.66%	0.98%	0.93%	1.39%	1.69%

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

As a member of the FHLB of Des Moines, the Bank had $7.4 million in stock at December 31, 2020. For the year ended December 31, 2020, the Bank received $394,000 in dividends.

The table below sets forth information regarding the composition of the securities portfolio and other investments at the dates indicated. At December 31, 2020, the securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. agency securities	$7,940	$8,105	$8,986	$9,066	$16,052	$15,887
Corporate securities	11,885	11,000	10,525	10,570	7,074	6,865
Municipal bonds	69,572	71,857	20,516	21,120	14,446	14,194
Mortgage-backed securities	65,722	68,187	62,745	62,850	45,827	44,836
U.S. Small Business Administration securities	18,441	18,869	22,281	22,451	15,690	15,423
Total securities available-for-sale	173,560	178,018	125,053	126,057	99,089	97,205

Securities held-to-maturity
Corporate securities	7,500	7,556	—	—	—	—
Total securities	$181,060	$185,574	$125,053	$126,057	$99,089	$97,205

The composition and contractual maturities of the investment portfolio at December 31, 2020, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2020
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
Securities available-for-sale
U.S. agency securities	$—	—%	$978	2.75%	$1,000	3.15%	$5,962	1.19%	$7,940	1.63%	$8,105
Corporate securities	2,392	2.39	3,493	1.44	4,000	3.25	2,000	2.05	11,885	2.34	11,000
Municipal bonds	101	2.24	3,749	2.71	7,994	2.22	57,728	2.04	69,572	2.10	71,857
Mortgage-backed securities:
Federal National Mortgage Association	—	—	3,903	3.11	19,944	2.53	23,828	2.45	47,675	2.54	50,005
Federal Home Loan Mortgage Corporation	—	—	—	—	602	2.09	11,223	1.95	11,825	1.95	11,913
Government National Mortgage Association	—	—	—	—	1,176	2.86	5,046	1.83	6,222	2.03	6,269
U.S. Small Business Administration securities	—	—	2,266	2.76	8,097	2.20	8,078	1.50	18,441	1.96	18,869
Total securities available-for-sale	2,493	2.38	14,389	2.52	42,813	2.12	113,865	2.02	173,560	2.09	178,018

Securities held-to-maturity
Corporate securities	—	—	—	—	7,500	5.06	—	—	7,500	5.06	7,556
Total securities	$2,493	2.38%	$14,389	2.52%	$50,313	2.56%	$113,865	2.02%	$181,060	2.24%	$185,574

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

The Company’s deposit composition reflects a mixture with certificates of deposit (including brokered) accounting for 30.02% of the total deposits at December 31, 2020, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company had $201.4 million of brokered deposits, or 12.03% of total deposits at December 31, 2020.  As a wholesale funding alternative, brokered deposits have competitive rates that are comparable to FHLB borrowings and local certificates of deposit.

Deposits. Deposits are attracted from within the market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts, and certificates of deposit with a variety of rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of the Company’s deposit accounts, the Company considers the development of long-term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, customer preferences, and the profitability of acquiring customer deposits compared to alternative sources.

The following table sets forth total deposit activities for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2020		2019		2018
Beginning balance	$1,392,408		$1,274,219		$829,842
Net deposits before interest credited	269,683	(1)(2)	102,027	(1)(2)	437,056	(1)(2)
Interest credited	11,980		16,162		7,321
Ending balance	$1,674,071		$1,392,408		$1,274,219

Net increase in deposits	$281,663		$118,189		$444,377
Percent increase	20.23%		9.28%		53.55%

_______________________

(1)	On January 22, 2016, the Company purchased four retail bank branches from Bank of America, N.A (the “Branch Purchase”) and acquired approximately $186.4 million in deposits. At December 31, 2020, 2019, and 2018, approximately $129.5 million, $117.1 million, and $120.0 million of the acquired deposits, respectively, remained with the Bank. These branches also attracted new deposits. At December 31, 2020, they had an aggregated total of $343.2 million in deposits, including public funds.
(2)	On November 15, 2018, the Company completed the Anchor Acquisition and acquired approximately $357.9 million in deposits. At December 31, 2020 and 2019, approximately $286.5 million and approximately $299.0 million of the acquired deposits remained with the Bank, respectively.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs the Company offered at the dates indicated.

	December 31,
	2020		2019
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits
Noninterest-bearing checking	$348,421	20.81%	$260,131	18.68%
Interest-bearing checking	226,282	13.52	177,972	12.78
Savings	152,842	9.13	118,845	8.53
Money market	429,548	25.66	270,489	19.43
Escrow accounts related to mortgages serviced	14,432	0.86	13,471	0.97
Total transaction and savings deposits	1,171,525	69.98	840,908	60.39
Certificates
0.00 - 1.99%	406,551	24.29	297,118	21.34
2.00 - 3.99%	95,995	5.73	254,382	18.27
Total certificates	502,546	30.02	551,500	39.61
Total deposits	$1,674,071	100.00%	$1,392,408	100.00%

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2020.

	Rate
	0.00 -	2.00 -		Percent
(Dollars in thousands)	1.99%	3.99%	Total	of Total
Certificate accounts maturing in quarter ending:
March 31, 2021	$153,501	$184	$153,685	30.58%
June 30, 2021	40,144	13,545	53,689	10.68
September 30, 2021	60,645	15,840	76,485	15.22
December 31, 2021	43,221	13,787	57,008	11.34
March 31, 2022	8,261	8,483	16,744	3.33
June 30, 2022	13,540	16,242	29,782	5.93
September 30, 2022	17,401	4,453	21,854	4.35
December 31, 2022	15,192	4,957	20,149	4.01
March 31, 2023	5,905	3,005	8,910	1.77
June 30, 2023	4,493	1,142	5,635	1.12
September 30, 2023	339	1,917	2,256	0.45
December 31, 2023	403	2,787	3,190	0.64
Thereafter	43,506	9,653	53,159	10.58
Total	$406,551	$95,995	$502,546	100.00%
Percent of total	80.90%	19.10%	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2020. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
		Over	Over
	3 Months	3 to 6	6 to 12	Over
(In thousands)	or Less	Months	Months	12 Months	Total
Certificates of deposit of less than $100,000(1)	$123,620	$19,237	$58,230	$98,070	$299,157
Certificates of deposit of $100,000 to less than $250,000	22,246	20,615	55,318	37,722	135,901
Certificates of deposit of $250,000 and over	7,819	13,837	19,945	25,887	67,488
Total certificates of deposit	$153,685	$53,689	$133,493	$161,679	$502,546

__________________________

(1)	Includes $186.4 million of brokered certificates of deposit at December 31, 2020.

The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco (“Federal Reserve Bank”). Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. Effective March 26, 2020, the Federal Reserve lowered the reserve requirement to zero percent.  There was no required reserve balance at December 31, 2020.

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

As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of $568.2 million at December 31, 2020.  Outstanding advances from the FHLB of Des Moines totaled $102.5 million at December 31, 2020.

During the year ended December 31, 2020, the Company utilized the Federal Reserve's Paycheck Protection Program Liquidity Facility (“PPPLF”), established to bolster the effectiveness of the SBA’s PPP.  Under the PPPLF, the Bank may pledge its PPP loans as collateral at face value to obtain Federal Reserve Bank non-recourse loans.  As of December 31, 2020, the Company had borrowed $63.3 million under the PPPLF, with no additional borrowing capacity.  Advances under the PPPLF incur interest at a per annum rate of 0.35%.  The maturity date of any PPPLF advance (the “Maturity Date”) will be the maturity date of the PPP loan pledged to secure the PPPLF advance.  The Maturity Date of any PPPLF advance will be accelerated on and to the extent of (i) the date of any loan forgiveness reimbursement by the SBA for any PPP loan securing the PPPLF advance; or (ii) the date of purchase by the SBA from the Bank of any PPP loan securing the PPPLF loan advance to realize on the SBA’s guarantee of the PPP loan.

PPPLF loans may be prepaid in full or in part, without penalty.  The Bank shall prepay PPPLF advances (i) on the date and to the extent of the payment by the SBA for the amount of covered loan forgiveness for any PPP loan securing the PPPLF advance; (ii) on the date of purchase by the SBA from the Bank of a PPP loan securing the PPPLF advances to realize on the SBA’s guarantee of such PPP loans; or (iii) on the date and to the extent a borrower under a PPP loan repays or prepays such PPP loans, in each case, so that the amount of any PPPLF advances outstanding does not exceed the outstanding amount of PPP loans pledged to secure such PPPLF advances. No new borrowings will be made under the PPPLF after March 31, 2021 unless the Federal Reserve Board and the U.S. Department of the Treasury determine to extend the PPPLF.

As of December 31, 2020, the Company also had $179.6 million of additional short-term borrowing capacity with the Federal Reserve Bank. The Bank also had an aggregate of $101.0 million in unsecured Fed Funds lines of credit with other financial institutions of which none was outstanding at December 31, 2020.

On October 15, 2015, FS Bancorp, Inc. closed on a third-party loan commitment by the issuance of an unsecured subordinated term note in the aggregate principal amount of $10.0 million due October 1, 2025 (the “Subordinated Note”). The Subordinated Note’s maturity date was October 1, 2025, but the Company redeemed the Subordinated Note with prior regulatory approval on January 4, 2021.

On February 10, 2021, FS Bancorp, Inc. completed the private placement of $50.0 million of its 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) at an offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after placement agent fees and offering expenses, of approximately $49.3 million.  FS Bancorp intends to use the net proceeds it received from the sale of the Notes for general corporate purposes, including providing capital to support the organic growth of the Bank and for potential share repurchase activities and acquisition opportunities. The Notes were issued under an Indenture, dated February 10, 2021(the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee.  From and including the original issue date to, but excluding, February 15, 2026 or the date of earlier redemption, FS Bancorp will pay interest on the Notes semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021, at a fixed annual interest rate equal to 3.75%. From and including February 15, 2026 to but excluding the maturity date or the date of earlier redemption, the floating interest rate per annum will be equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Indenture) plus a spread of 337 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2026. Notwithstanding the foregoing, in the event that the benchmark rate is less than zero, the benchmark rate shall be deemed to be zero. The Notes will mature on February 15, 2031.

On or after February 15, 2026, FS Bancorp may redeem the Notes, in whole or in part, at an amount equal to 100% of the outstanding principal amount being redeemed plus accrued interest.  The Notes are not redeemable by FS Bancorp prior to February 15, 2026 except in the event that (i) the Notes no longer qualify as Tier 2 capital, (ii) the interest on the Notes is determined by law to be not deductible for Federal Income Tax reporting or (iii) FS Bancorp is considered an investment company pursuant to the Investment Company Act of 1940. The Notes are not subject to redemption by the noteholder.

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company's current and future subsidiaries, including the Banks’ deposits as well as the Company's subsidiaries' liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for the Company under current regulatory guidelines and interpretations.

In connection with the sale and issuance of the Notes, FS Bancorp also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers of the Notes. Under the terms of the Registration Rights Agreement, FS Bancorp has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered with SEC under the Securities Act of 1933, as amended and that have substantially the same terms as the Notes. Under certain circumstances, if FS Bancorp fails to meet its obligations under the Registration Rights Agreement, it would be required to pay additional interest to the holders of the Notes. For additional information related to borrowings, see “Note 9 - Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

The following tables set forth information regarding both long- and short-term borrowings at the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Maximum balance:
Federal Home Loan Bank advances and Fed Funds	$159,114	$186,401	$180,025
Federal Reserve Bank	40,000	5,000	—
Fed Funds lines of credit	865	5,000	21,016
Subordinated note (excluding unamortized debt issuance cost)	10,000	10,000	10,000
Paycheck Protection Program Liquidity Facility	74,112	—	—
Average balances:
Federal Home Loan Bank advances and Fed Funds	$99,773	$93,653	$96,044
Federal Reserve Bank	1,096	167	—
Fed Funds lines of credit	3	318	5,286
Subordinated note (excluding unamortized debt issuance cost)	10,000	10,000	10,000
Paycheck Protection Program Liquidity Facility	46,965	—	—
Cost of borrowing:
Federal Home Loan Bank advances and Fed Funds	1.80%	2.61%	2.02%
Fed Funds	0.25	2.96	—
Fed Funds lines of credit	0.36	2.09	1.93
Subordinated note (excluding unamortized debt issuance cost)	7.76	6.88	6.89
Paycheck Protection Program Liquidity Facility	0.35	—	—

	At December 31,
(Dollars in thousands)	2020	2019	2018
Balance outstanding at end of year:
Federal Home Loan Bank advances	$102,528	$84,864	$137,149
Paycheck Protection Program Liquidity Facility	63,281	—	—
Subordinated note	10,000	10,000	10,000

Weighted average interest rate of:
Federal Home Loan Bank advances, at end of year	1.68%	2.29%	2.38%
Paycheck Protection Program Liquidity Facility	0.35	—	—
Subordinated note	6.50	6.50	6.50

Subsidiary and Other Activities

The Company has one active subsidiary, which is the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary at December 31, 2020.

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

The Company attracts deposits through the branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds, FinTech companies, and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, at June 30, 2020, 1st Security Bank of Washington’s share of aggregate deposits in the market area consisting of the eleven counties where the Company has branches was less than one percent.

Employees

At December 31, 2020, the Company had 506 full-time equivalent employees. Company employees are not represented by any collective bargaining group. The Company considers employee relations to be good.

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Executive Officers. The following table sets forth information with respect to the executive officers of the Company and the Bank.

Name	Age (1)	Position with FS Bancorp, Inc.	Position with 1st Security Bank of Washington
Joseph C. Adams	61	Director and	Director and
		Chief Executive Officer	Chief Executive Officer

Matthew D. Mullet	42	Chief Financial Officer,	Executive Vice President, Chief Financial Officer
		Treasurer and Secretary

Robert B. Fuller	61	Chief Credit Officer	Executive Vice President, Chief Credit Officer

Dennis V. O’Leary	53		Executive Vice President, Chief Lending Officer

Lisa A. Cleary	39		Executive Vice President, Chief Operating Officer

Erin M. Burr	43		Executive Vice President, Chief Risk Officer and CRA Officer

Vickie A. Jarman	43		Executive Vice President, Chief Human Resources Officer/WOW! Officer

Donn C. Costa	59		Executive Vice President, Home Lending Production

Kelli B. Nielsen	49		Executive Vice President, Retail Banking and Marketing

___________________________

(1) At December 31, 2020.

Joseph C. Adams, age 61, is a director and has been the Chief Executive Officer of 1st Security Bank of Washington since July 2004.  He has also served in those capacities for FS Bancorp since its formation in September 2011.  He joined 1st Security Bank of Washington in April 2003 as its Chief Financial Officer.  Mr. Adams served as Supervisory Committee Chairperson from 1993 to 1999 when the bank was Washington's Credit Union.  Mr. Adams is a lawyer, having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director of Regulatory Affairs.  As the Director of Regulatory Affairs for Univar USA, the largest chemical distribution company in the United States, Mr. Adams used his environmental law expertise to ensure Univar stayed in compliance with all relevant local, state and federal environmental laws, rules and regulations.  He is a member of the Board of Directors of the Central Washington University Foundation and the Community Bankers of Washington.  Mr. Adams received a master’s degree equivalent from the Pacific Coast Banking School in 2007.  Mr. Adams' legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank of Washington, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank, which makes him well-suited to educating the Board on these matters.

Matthew D. Mullet, age 42, joined 1st Security Bank of Washington in July 2011 and was appointed Chief Financial Officer in September 2011. Mr. Mullet started his banking career in June 2000 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks, where he worked until October 2004. From October 2004 until August 2010, Mr. Mullet was employed at Golf Savings Bank, Mountlake Terrace, WA, where he served in several financial capacities, including as Chief Financial Officer from May 2007 until August 2010. In August 2010, Golf Savings Bank was merged with Sterling Savings Bank, where Mr. Mullet held the position as Senior Vice President of the Home Loan Division until resigning and commencing work at 1st Security Bank of Washington.

Robert B. Fuller, age 61, joined 1st Security Bank of Washington as Chief Credit Officer in September of 2013. Prior to his employment with the Bank, Mr. Fuller served as Chief Financial Officer/Chief Credit Officer for Blueprint Capital, REIT in 2013, Chief Credit Officer for Core Business Bank during 2012, and Plaza Bank during 2011, and in credit administration at Golf Savings Bank/Sterling Bank during 2009 and 2010. Mr. Fuller also served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer for Golf Savings Bank from March 2001 to September 2006 and was a member of the integration team for the Golf sale to Sterling Savings Bank. Mr. Fuller started his banking career at US Bank of Washington’s mid-market production team and has over 30 years of banking experience.

Dennis V. O’Leary, age 53, joined 1st Security Bank of Washington as Senior Vice President - Consumer, Small Business and Construction Lending in August 2011 and currently holds the position of Chief Lending Officer. Prior to his employment with the Bank, Mr. O’Leary previously was employed by Sterling Savings Bank from July 2006 until August 2011 as Senior Vice President and Puget Sound Regional Director of the residential construction lending division. Sterling Savings Bank acquired Golf Savings Bank in 2006 where Mr. O’Leary had served as Executive Vice President, Commercial Real Estate Lending, having previously served in various senior lending positions at Golf Savings Bank since June 1985.

Lisa A. Cleary, age 39, joined 1st Security Bank of Washington in October 2020 as Chief Operating Officer.  Prior to her employment at the Bank, she served as Chief Credit Officer at First Sound Bank, Vice President and SBA Assistant Manager at Home Street Bank, Seattle, Washington after the merger with Fortune Bank in 2013.  Ms. Cleary has 20 years of experience in the banking industry, including operations, sales, and credit.

Erin M. Burr, age 43, joined 1st Security Bank of Washington in January 2009 and became the Enterprise Risk Manager in 2012.  She was appointed Chief Risk Officer in April 2018.  Ms. Burr started her banking career in July 1999 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks where she worked until May 2006.  From May 2006 until December 2008, Ms. Burr served as senior underwriter for Builders Capital Mortgage.  Ms. Burr became the CRA Officer in January 2010.  As the Bank’s CRA Officer, she enjoys building relationships with non-profit groups that benefit the communities in which we serve.  As the Chief Risk Officer, she uses her regulatory background to help promote and build risk awareness culture throughout the Bank.

Vickie A. Jarman, age 43, has been a 1st Security Bank of Washington teammate since 2002.  Prior to becoming the Chief Human Resources Officer/WOW! Officer in April 2018, she worked in our indirect lending department.  In 2011, Ms. Jarman became the Director of WOW! and focused on corporate culture.  Since 2012, she has overseen Human Resources, Payroll, Benefits, and Recruiting, as well as continuing her work on corporate culture and core values.  Ms. Jarman ensures that as the organization evolves, core values continue to reflect the personal principles that all employees stand behind and are held accountable.

Donn C. Costa, age 59, Executive Vice President, Home Lending, joined 1st Security Bank of Washington   in October 2011 as Senior Vice President, Home Lending. He previously held the position of Executive Vice President at Sterling Savings Bank, Mountlake Terrace, Washington after the merger with Golf Savings Bank in August 2009, and held the position of Executive Vice President at Golf Savings Bank, Mountlake Terrace, Washington since 2006. With more than 30 years of home lending experience, Mr. Costa began as a loan officer at Lomas and Nettleton Mortgage Company in Mountlake Terrace in 1986.

Kelli B. Nielsen, age 49, Executive Vice President, Retail Banking and Marketing, joined 1st Security Bank of Washington in June 2016. Prior to her employment at the Bank, she served as Senior Vice President of Retail Banking and Marketing at Sound Community Bank and prior to that, she was Vice President, Sales and Service Manager of Retail Banking at Cascade Bank and its acquirer Opus Bank. Ms. Nielsen has 29 years of experience in the banking industry and started her banking career at Seafirst Bank and Bank of America. She is a 2016 graduate of the American Bankers Association (“ABA”) Stonier Graduate School of Banking, a master’s equivalent program where she also received a leadership certificate from the Wharton Business School.  Additionally, Ms. Nielsen is a 2016-2020 Capstone Advisor to other third year students at Stonier.  She was named to the Advisory Board of the ABA Stonier Graduate School of Banking for the 2018-2020 term.

Human Capital

FS Bancorp, Inc, and its primary subsidiary 1st Security Bank of Washington, have developed a Vision Statement that guides our ongoing and future strategies.  Our Vision Statement is: To build a truly great place to work and bank.  The Vision Statement is aspirational and dynamic meaning we are aware of our responsibilities to our employees to continue to evolve in order to achieve these values.  The order is purposeful in that we believe building a great place to work will naturally develop a great place to bank.

Employee Compensation and Benefits

Management remains focused on ensuring employees are provided a livable wage in addition to a commitment to a balanced work/life schedule. Besides a competitive salary, the following benefits are available to all full-time employees:

●	Employee health benefits that have not increased in employee contribution cost since 2014;
●	401k match of up to the first 5% of contribution for up to 4% of total salary;
●	An Employee Stock Ownership Plan (“ESOP”) that contributed 25,921 shares in 2020 to employees that have met a minimum threshold of hours worked;
●	Vacation and sick leave benefits;
●	Family leave benefits including paid time off for a new child/adopted child;
●	Education reimbursement of up to $5,000 per year for any accredited program;
●	Student loan reimbursement of up to $5,000 per year (Provided in 2020 as part of the CARES Act);
●	Paid volunteer hours (16 hours each year);
●	Opportunities to participate in development programs through the Washington Bankers Association;
●	Regular Company provided lunches and treats; and
●	A pet friendly workplace at the administrative offices.

Management works with employees to provide these benefits whenever possible including a flexible schedule for employees to be able to enjoy full time benefits with a reduced hour schedule when appropriate.

Diversity and Inclusion

One of our core values is diversity.  We celebrate diversity and support equality for all.  The Board and management consider diverse viewpoints, backgrounds, and experiences, as well as gender, age, race, and ethnicity.  We are an inclusive community; all are welcome.  Of the independent directors, 43% are women (three of seven) and then 56% of the executives that report to our CEO are women (five of nine).  Note the CEO is male and part of both the executive team and Board of Directors.

The following table outlines gender diversity:

Level	Female %	Male %
Individual Contributor	74%	26%
Manager	62%	38%
Independent Director*	43%	57%
Executive	56%	44%

*Director Pamela Andrews, who joined the Board in January 2021, is included in the above table.

Talent Acquisition

FS Bancorp, Inc. and 1st Security Bank have been a growing organization since 2011 and are regularly looking to fill positions in the markets we serve.  We have an interview process that includes both the manager and teammates when interviewing potential candidates.  The Human Resource team is an advocate for the employee and remains focused on providing a culture of “Wow”.  The head of our human resources team is the EVP of WOW and is focused on hiring employees to build careers that will thrive in our culture.  In 2020, we hired 141 new employees bringing our total employee count to 506 employees as of December 31, 2020.

Operation Safe and Secure 2020

Starting with the pandemic in March 2020, management implemented “Operation Safe and Secure 2020” to provide regular, ongoing updates to employees about how the organization is functioning during the pandemic.  One of the first items to be implemented from our Pandemic Plan was the adjustment to a remote work force.  Based on our plan, 80% of our employees are capable of working remotely.  For those essential employees that were required to be in the retail locations or admin office, we provided safety measures including enhanced cleaning, required mask wearing in open areas, plexiglass screens between cubicles and flexible hours where appropriate.  In retail branch locations, we relied upon the feedback from the community to determine the appropriate level of customer access and safety for employees.  Employee safety remains a top priority with mandatory quarantine requirements post vacation, a negative test required for anyone that may have been exposed or had COVID-19, and paid sick leave for all employees that may have been impacted by COVID-19.

Regarding job security, employees during the pandemic often expressed concern about whether their jobs were secure.  During the pandemic, 1st Security Bank continued to hire and build out our infrastructure.  We are proud to report there were no furloughs and that zero jobs were reduced or eliminated during the pandemic.  As noted above, we added 141 new jobs in 2020 to the communities we serve.

The Board also continued our free flu shot program and, in 2020, provided an incentive of a free turkey ($25.00 gift card) for all employees that received the flu shot.

Volunteerism

Our organization has a long history of giving and volunteering in the communities we serve.  During the pandemic, social distancing greatly reduced our available volunteer hours in our communities from 7,140 hours in 2019 to 2,200 in 2020.  To offset this reduction, the Board of Directors approved increased donations to food banks and shelters in our communities for a total of $202,000 in 2020.  Our organization looks forward to physically getting back into our communities to volunteer once a vaccine has been distributed.

Human Capital Metrics

As of December 31, 2020, FS Bancorp, Inc., and its subsidiary bank employee 506 employees.  Of those numbers, 98% are full time employees and 2% are part time including our college intern program.  Our employees are not represented by a collective bargaining agreement.  As of December 31, 2020, 99% of our employees reside in Washington State, 0.34%

in Oregon, 0.33% in Texas, and 0.33% in Arizona.  Turnover for employees as measured by terminated/replaced employees was 14.99% in 2020, down from 15.32% in 2019.

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

Under the FDIC’s rules, the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. Currently, the FDIC’s base assessment rates are 3 to 30 basis points and are subject to certain adjustments.  For institutions with less than $10 billion in assets, rates are determined based on supervisory ratings and certain financial ratios. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.  The FDIC has authority to increase insurance assessments, and any significant increases may have an adverse effect on the operating expenses and results of operations of the Company.  Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.

The FDIC announced that the DIF reserve ratio surpassed 1.35% as of September 30, 2018 which triggered two changes under the regulations: surcharges on large banks (total consolidated assets of $10 billion or more) ended and small banks (total consolidated assets of less than $10 billion, which includes the Bank) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35% to be applied when the reserve ratio is at least 1.35%. The Bank applied $320,000 of small bank credits received to its quarterly deposit insurance assessments paid during 2019, reducing the Bank’s FDIC expense for the year to $358,000. The Bank paid $829,000 in FDIC assessments for the year ending December 31, 2020, after using the remaining $26,000 of such credits.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as 1st Security Bank of Washington. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.

Capital Requirements. In September 2019, the regulatory agencies, including the FDIC and Federal Reserve adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion, and that meet other qualifying criteria related to off-balance sheet exposures and trading assets and liabilities. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Management has elected to use the CBLR framework for the Bank. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies.  However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board.

The CBLR is calculated as Tier 1 Capital to average consolidated assets as reported on an institution's regulatory reports. Tier 1 Capital, for the Company and the Bank, generally consists of common stock plus related surplus and retained earnings, adjusted for goodwill and other intangible assets and accumulated and other comprehensive amounts (“AOCI”) related amounts. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the well-capitalized ratio requirements. In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR. These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of 2020. Beginning in 2021, the CBLR requirement will increase to 8.5% for the calendar year before returning to 9% in 2022. A qualifying institution utilizing the CBLR framework whose leverage ratio does not fall more than one percent below the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will still be considered well capitalized so long as its leverage ratio does not fall more than one percent below the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period or has a leverage ratio that falls more than one percent below the required percentage, it becomes ineligible to use the CBLR framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules. A bank may also opt out of the framework at any time, without restriction, by reverting to the generally applicable capital rules.

At December 31, 2020, 1st Security Bank of Washington was categorized as well capitalized under the prompt corrective action regulations of the FDIC. For a complete description of the Bank’s required and actual capital levels on

December 31, 2020, see “Note 14 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10 K.

The FASB has adopted a new accounting standard for U.S. GAAP that will be effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, requires a company to recognize credit losses expected over the life of certain financial assets. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL.  Implementation of CECL may reduce retained earnings and affect other items in a manner that reduces its regulatory capital. The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2020, FS Bancorp, Inc. would have exceeded all regulatory capital requirements

Prompt Corrective Action. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category generally depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, a leverage ratio capital measure, and certain other factors.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.  The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action.

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

At December 31, 2020, 1st Security Bank of Washington was categorized as well capitalized under the prompt corrective action regulations of the FDIC. For additional information, see “Note 14 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K.

Standards for Safety and Soundness.  Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits.

In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.  If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.

Federal Home Loan Bank System. The FHLB of Des Moines is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. The Federal Home Loan Banks are subject to the oversight of the Federal Housing Finance Agency and each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Banks are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Agency. All advances are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, members are required to purchase stock equal to 4.0% of advances. That stock may be redeemed if advances are paid down.  See “Business - Deposit Activities and Other Sources of Funds - Debt.” At December 31, 2020, 1st Security Bank of Washington had $7.4 million in FHLB of Des Moines stock, which was in compliance with this requirement.

The FHLB pays dividends quarterly, and 1st Security Bank of Washington received $394,000 in dividends during the year ended December 31, 2020.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

●	Total reported loans for construction, land development and other land represent 100% or more of the Bank’s total regulatory capital; or
●	Total commercial real estate loans (as defined in the guidance) represent 300% or more of the Bank’s total regulatory capital and the outstanding balance of the Bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2020, 1st Security Bank of Washington’s aggregate recorded loan balances for construction, land development and land loans were 89.6% of regulatory capital. In addition, at December 31, 2020, 1st Security Bank of Washington’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 253.6% of regulatory capital.

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

Dividends. Dividends from 1st Security Bank of Washington constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank of Washington to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank of Washington may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank of Washington’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank of Washington, without the approval of the Director of the DFI. The Bank paid $20.9 million in dividends to the holding company in 2020.

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

Community Reinvestment Act. 1st Security Bank of Washington is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, and in connection with certain applications by a bank holding company, such as bank acquisitions. An unsatisfactory rating may be the basis for denial of certain applications. 1st Security Bank of Washington received a “satisfactory” rating during its most recent CRA examination.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. On March 15, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, effective March 26, 2020, thereby eliminating reserve requirements for all depository institutions.

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

1st Security Bank of Washington is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, these include the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. In addition, The USA PATRIOT Act, requires banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations. Failure to comply with these laws and regulations can subject 1st Security Bank of Washington to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

Regulatory Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to 1st Security Bank of Washington. At the time of this change, FS Bancorp was considered “well capitalized” (as defined for a bank holding company), and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level.

For additional information, see “Note 14 - Regulatory Capital” of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Recent Regulatory Reform

In response to the COVID-19 pandemic, the United States Congress, through the enactment of the CARES Act and the Consolidated Appropriations Act (“CAA 2021”), and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

●	The CARES Act, as amended by the CAA 2021, allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or, January 1, 2022. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. The Bank is applying this guidance to qualifying COVID-19 modifications. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Related Information” for further information about the COVID-19 modifications completed by the Bank.

●	The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA 2021 which was signed into law on December 27, 2020, renews and extends the PPP until March 31, 2021. As a result, as a participating lender, the Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.
●	Pursuant to the CARES Act, the federal banking agencies authorities adopted in April 2020 an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration by the President and December 31, 2020, to (i) reduce the minimum CBLR from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%. Effective October 1, 2020, the final rule adopted by the federal banking agencies authorities lowers the CBLR as set forth in the interim rule and provides a gradual transition back to the prior level. Under the final rule the CBLR was 8% for 2020, and will be 8.5% for 2021, and 9% beginning January 1, 2022. The final rule also retains the grace period. A community banking organization that falls below the CBRL will still be deemed to be well capitalized during a two-quarter grace period so long as the banking organization maintains a CBRL greater than 7.5% during 2021, and greater than 8% thereafter.

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that the United States Congress will enact supplementary COVID-19 response legislation. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

TAXATION

Federal Taxation

General. FS Bancorp and 1st Security Bank of Washington are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank of Washington is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2017, and income tax returns have not been audited for the past eight years, 2013 to 2020.

FS Bancorp files a consolidated federal income tax return with 1st Security Bank of Washington. Accordingly, any cash distributions made by FS Bancorp to its shareholders would be considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes. For additional information, see “Note 11- Income Taxes” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

Method of Accounting. For federal income tax purposes, FS Bancorp currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Net Operating Loss Carryovers.  At December 31, 2020, the Company had a remaining NOL of approximately $2.4 million, which begins to expire in 2035.

Corporate Dividends-Received Deduction. FS Bancorp may eliminate from its income dividends received from 1st Security Bank of Washington as a wholly owned subsidiary of FS Bancorp if it elects to file a consolidated return with 1st Security Bank of Washington. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax which is imposed under Washington law at the rate of 1.75% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities are not subject to this tax.

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

Risks Related to Macroeconomic Conditions

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The worldwide COVID-19 pandemic has caused major economic disruption and volatility in the financial markets both in the United States and globally and has negatively affected our operations and the banking and financial services we provide our customers.  In our market areas, stay-at-home orders, social distancing and travel restrictions, and similar orders imposed across the United States to restrict the spread of COVID-19, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. While the stay-at-home orders have terminated or been phased-out along with reopening of businesses in certain markets, many localities in the western states in which we operate still apply capacity restrictions and health and safety recommendations that encourage continued social distancing and working remotely, limiting the ability of businesses to return to pre-pandemic levels of activity. As an essential business, we continue to provide banking and financial services to our customers at our branch locations. All of our branches are open and we continue to remain flexible as to branch operations based on the guidance provided for the communities in which we operate. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. To further the well-being of staff and customers, we have implemented measures to allow employees to work from home to the extent practicable. Despite these efforts, if the COVID-19 pandemic worsens it could limit, or disrupt, our ability to provide banking and financial services to our customers.

The majority of our employees continue to work remotely where feasible to enable us to continue to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations other than through government sponsored programs such as the PPP and has impacted both deposit availability and  market interest rates and negatively impacted many of our business and consumer borrowers’ ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will continue to be adversely affected.

The impact of the pandemic is expected to continue to adversely affect us during 2021 as the ability of many of our borrowers to make loan payments has been significantly affected.  Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved.

In accordance with U.S. GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

The ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, including recent vaccination efforts. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession and we anticipate our business would be materially and adversely affected by a prolonged recession. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risk factors described in this section.

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

A deterioration in economic conditions in the market areas we serve could result in loan losses beyond that which is provided for in our allowance for loan losses and could result in the following consequences, any of which could have a material adverse effect on the business, financial condition, and results of operations:

●	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;
●	loan delinquencies, problem assets and foreclosures may increase;
●	we may increase our allowance for loan losses;

●	collateral for our loans may further decline in value, in turn reducing customer’s borrowing power, reducing the value of assets and collateral associated with existing loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●	the amount of our low-cost or noninterest-bearing deposits may decrease.

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

Risks Related to our Lending Activities

Our loan portfolio possesses increased risk due to a large percentage of consumer loans.

Our consumer loans accounted for $375.2 million, or 23.8% of our total gross loan portfolio as of December 31, 2020, of which $286.0 million (76.2% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $85.7 million (22.9% of total consumer loans) consisted of marine loans secured by boats, and $3.4 million (0.9% of total consumer loans) consisted of other consumer loans, which includes personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for our loan losses, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.

Most of our consumer loans are originated indirectly by or through third parties, which presents greater risk than our direct lending products which involves direct contact between us and the borrower. Unlike a direct loan where the borrower makes an application directly to us, in these loans the dealer, who has a direct financial interest in the loan transaction, assists the borrower in preparing the loan application. Although we disburse the loan proceeds directly to the dealer upon receipt of a “completion certificate” signed by the borrower, because we do not have direct contact with the borrower, these loans may be more susceptible to a material misstatement on the loan application or having the loan proceeds being misused by the borrower or the dealer. In addition, if the work is not properly performed, the borrower may cease payment on the loan until the problem is rectified. Although we file a UCC-2 financing statement to perfect the security interest in the personal property collateral for most fixture loans, there are no guarantees on our ability to collect on that security interest or that the repossessed collateral for a defaulted fixture loan will provide an adequate source of repayment for the outstanding loan given the limited stand-alone value of the collateral.

Indirect home improvement and marine loans totaled $371.8 million, or 23.6% of our total gross loan portfolio at December 31, 2020, and are originated through a network of 143 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, Arizona, Nevada, and Minnesota.  In addition, we rely on four dealers for 39.2% of our loan volume so the loss of one of these dealers can have a significant effect on our loan origination volume. See “Item 1. Business - Lending Activities - Consumer Lending” and “- Asset Quality.”

Our business could suffer if we are unsuccessful in making, continuing, and growing relationships with home improvement contractors and dealers.

Our indirect home improvement lending, which is the largest component of our consumer loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of 143 active contractors and dealers with businesses located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Nevada, and Minnesota with approximately ten contractors/dealers responsible for more than half of this loan volume. Indirect home improvement totaled $286.0 million, or 18.2% of our total gross loan portfolio, at December 31, 2020, reflecting approximately 19,400 loans with an average balance of approximately $15,000.

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

At December 31, 2020, our loan portfolio included $354.3 million of commercial real estate loans, including $147.1 million secured by non-owner occupied commercial real estate properties, and $131.6 million of multi-family real estate loans, or 22.5% of our total gross loan portfolio, compared to $344.7 million, or 25.5%, at December 31, 2019. We have been increasing and intend to continue to increase, subject to market demand, the origination of commercial and multi-family real estate loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.

Our focus on these types of loans will increase the risk profile relative to traditional one-to-four-family lenders as we continue to implement our business strategy. Although commercial and multi-family real estate loans are intended to enhance the average yield of the earning assets, they do involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with one-to-four-family loans for a number of reasons. Among other factors, these loans involve larger balances to a single borrower or groups of related borrowers. Since commercial real estate and multi-family real estate loans generally have large balances, if we make any errors in judgment in the collectability of these loans, we may need to significantly increase the provision for loan losses since any resulting charge-offs will be larger on a per loan basis. Consequently, this could materially adversely affect our future earnings.

Collateral evaluation for these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Finally, if foreclosure occurs on a commercial real estate loan, the holding period for the collateral, if any, typically is longer than for a one-to-four-family residence because the secondary market for most types of commercial and multi-family real estate is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these assets. See “Item 1. Business - Lending Activities - Commercial Real Estate Lending” of this Form 10-K.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2020, our commercial business loan portfolio included commercial and industrial loans of $224.5 million, or 14.3%, and warehouse lending of $49.1 million, or 3.1%, of our total gross loan portfolio compared to commercial and industrial loans of $140.5 million, or 10.4%, and warehouse lending of $61.1 million, or 4.5% at December 31, 2019.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Our commercial and industrial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable and collateral securing these loans may fluctuate in value.  This collateral may consist of equipment, inventory, accounts receivable, or other business assets.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid, and may fluctuate in value based on the specific type of business and equipment.  As a result, the availability of funds for the repayment of commercial and industrial business loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower. For additional information related to the risks of warehouse lending, see “Our residential mortgage warehouse lending and construction warehouse lending programs are subject to various risks that could adversely impact our results of operations and financial condition.”

We continue to focus on residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2020, construction and development loans totaled $217.0 million, or 13.8% of our total gross loan portfolio (excluding $143.7 million of unfunded construction loan commitments), of which $162.0 million were for residential real estate projects. This compares to construction and development loans of $179.7 million, or 13.3% of our total loan portfolio at December 31, 2019, or an increase of 20.8% during the past year. In addition to these construction and development loans, the Company had four commercial note-secured lines of credit to residential construction re-lenders with combined commitments of $66.0 million, and an outstanding balance of $33.0 million at December 31, 2020. The underlying collateral risks associated with our commercial construction warehouse lines are similar to the risks related to our residential construction and development loans.

Construction financing is generally considered to involve a higher degree of credit risk than longer term financing on improved, owner-occupied real estate. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.

Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser’s borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.  At December 31, 2020, outstanding construction and development loans totaled $217.0 million of which $133.0 million was comprised of speculative one-to-four-family construction loans and $15.7 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2020 was $360.6 million. Loans on land under development or held for future construction pose additional risks because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. No real estate construction and development loans were nonperforming at December 31, 2020. A material increase in our nonperforming construction and development loans could have a material adverse effect on our financial condition and results of operation.

Our residential mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.

The Company has a residential mortgage warehouse lending program that focuses on four Pacific Northwest mortgage banking companies. Short-term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principal shareholder(s) of the mortgage banking company. Because these loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down our outstanding loan before being dispersed to the mortgage bank, interest rate fluctuation is also a key risk factor affecting repayment. At December 31, 2020, we had approved residential warehouse lending lines in varying amounts from $5.0 million to $15.0 million with each of the four companies, for an aggregate amount of $36.0 million. At December 31, 2020, there was $16.1 million in residential warehouse lines outstanding, compared to $12.9 million outstanding at December 31, 2019.

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

Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.

As of December 31, 2020, we hold and service a portfolio of 423 loans originated under the PPP with a balance of $62.1 million. The PPP loans are subject to the provisions of the CARES Act and CAA 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an allowance for loan losses to reflect potential defaults and nonperformance, which represents management's best estimate of probable loans losses inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review loans and our historical loss and delinquency experience and evaluate economic conditions. Management also recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additional provisions for loan losses to replenish the allowance for loan losses. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or otherwise require an increase in our provision for loan losses.

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

At December 31, 2020, $311.1 million, excluding loans held for sale of $166.4 million, or 19.8% of our total loan portfolio was secured by first liens on one-to-four-family residential loans and our home equity lines of credit totaled $43.1 million, or 2.7% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which our loans are concentrated may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A decline in economic conditions or in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. In addition, residential loans with high combined loan-to-value ratios will be more sensitive to the fluctuation of property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.

Risk Related to Changes in Market Interest Rates

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  After steadily increasing the targeted federal funds rate in 2018 and 2017, the Federal Reserve decreased the targeted federal funds rate 25 basis points three times during 2019 to 1.50% - 1.75% at December 31, 2019, in response to some recent weakness in economic data and indicated possible further decreases, subject to economic conditions.  In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System, lowered the target range for the federal funds rate 150 basis points to a range of 0.00% to 0.25%.  The FOMC expects to maintain this target until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.  Future increases in the targeted federal funds rate, may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

A sustained increase in market interest rates could adversely affect our earnings.  As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in an increasing percentage of our deposits being comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At December 31, 2020, we had $340.9 million in certificates of deposit that mature within one year and $1.17 billion in noninterest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Our net income can also be reduced by the impact that changes in interest rates can have on the fair value of our capitalized mortgage servicing rights (“MSRs”).  At December 31, 2020, we serviced $2.17 billion of loans sold to third parties, and the servicing rights associated with such loans had an amortized cost of $12.6 million and an estimated fair value, at that date, of $12.8 million. Because the estimated life and estimated income to be derived from servicing the underlying loans generally increase with rising interest rates and decrease with falling interest rates, the value of MSRs generally increases as interest rates rise and decreases as interest rates fall. For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings. Changes in interest rates also affect the value of our interest-earning assets and in particular, our investment securities portfolio.  Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

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

Our mortgage banking operations provide a significant portion of our noninterest income.  We generate mortgage banking revenues primarily from gains on the sale of one-to-four-family mortgage loans.  The one-to-four-family mortgage loans are sold pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA, USDA Rural Housing, the FHLB, and non-Government Sponsored Enterprise (“GSE”) investors.  These entities account for a substantial portion of the secondary market in residential one-to-four-family mortgage loans.  Any future changes in the one-to-four-family programs, our eligibility to participate in these programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities, could, in turn, materially adversely affect our results of operations.  Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates.  In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in noninterest income.  In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense, and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.  In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers.  If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

Our securities portfolio may be negatively impacted by fluctuations in market value, changes in the tax code, and interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments (“OTTI”) and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2020, we did not incur any other-than-temporary impairments on our securities portfolio.

If our hedging against interest rate exposure is ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, and originated interest rate locks to customers. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling forward contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not materialize. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

●	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability;
●	the party owing money in the hedging transaction may default on its obligation to pay;
●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
●	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and
●	downward adjustments, or “mark-to-market losses,” could reduce our stockholders’ equity.

We may enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument.

Our interest rate contracts expose us to:

●	basis or spread risk, which is the risk of loss associated with variations in the spread between the interest rate contract and the hedged item;
●	the credit or counter-party risk which is the risk of the insolvency or other inability of another party to the transaction to perform its obligations;
●	interest rate risk;
●	volatility risk which is the risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated; and
●	liquidity risk.

If we suffer losses on our interest rate hedging derivatives, our business, financial condition and prospects may be negatively affected, and our net income will decline.

We record our interest rate swaps at fair value and designate them as an effective cash flow hedge under the ASC 815, Derivatives and Hedging.  Each quarter, we measure hedge effectiveness using the “hypothetical derivative method” and record in earnings any gains or losses resulting from hedge ineffectiveness.  The hedge provided by our interest rate swaps could prove to be ineffective for a number of reasons, including early retirement of the debt, as is allowed under the debt, or in the event the counterparty to the interest rate swaps were determined to not be creditworthy.  Any determination that the hedge created by the interest rate swaps was ineffective could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results.  In addition, any changes in relevant accounting standards relating to the interest rate swaps, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility.

Risks Related to Accounting Matters

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2020 and the test concluded that recorded goodwill of $2.3 million was not impaired.  Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price.  Our evaluation of the fair value of goodwill involves a substantial amount of judgment.  If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations, or regulatory capital.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

At December 31, 2020, our nonperforming assets (which consisted of nonaccruing loans, other real estate owned (“OREO”), and other repossessed assets) were $7.9 million or 0.37% of total assets. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our income and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or loss. If we experience increases in nonperforming loans and nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations, as our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity. A significant increase in the level of nonperforming assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts and restructurings, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

Risk Related to Regulatory and Compliance Matters

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

Risks Related to Cybersecurity, Third Parties and Technology

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

The Board of Directors oversees the risk management process, including the risk of cybersecurity.

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

Risks Related to Our Business and Industry Generally

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

We have certain FHLB advances, loans, interest rate swaps and investment securities, indexed to LIBOR to calculate the interest rate.  The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR) and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR remains uncertain at this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects.  At December 31, 2020, FS Bancorp, Inc. had $14.5 million in unrestricted cash to support dividend and debt payments.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2020, the Company had one headquarter office and one administrative office which are owned by the Company, one free-standing leased ATM, 21 full-service bank branches and five stand-alone loan production offices, with an aggregate net book value of $27.3 million. The headquarters is located in Mountlake Terrace, in Snohomish County, Washington. The administrative office is located in Aberdeen, in Grays Harbor County, Washington.  The 21 full-service bank branches are located in the following counties: three in Snohomish, two in King, two in Clallam, two in Jefferson, two in Pierce, five in Grays Harbor, two in Thurston, one in Lewis, and two in Kitsap County. Of these branch locations, 13 are owned and eight are leased facilities.  Our stand-alone home lending offices are located in Puyallup, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, and Everett, in Snohomish County in the Puget Sound region and in the Tri-Cities (Kennewick), in Benton County in Eastern Washington. The stand-alone loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  The Company’s leases have remaining lease terms of four months to eight years, some of which include options to extend the leases for up to five years.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are suitable for the Company’s needs. For additional information see “Note 5 - Premises and Equipment” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Company at December 31, 2020 was $1.2 million.  Management has a business continuity plan in place with respect to the data processing system, as well as the Company’s operations as a whole.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.”  At December 31, 2020, there were 4,237,956 shares of common stock issued and outstanding and approximately 227 shareholders of record based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers.

Common shares outstanding of 4,156,943 were calculated using shares outstanding at December 31, 2020, of 4,237,956, less 55,092 of unvested restricted stock shares, and 25,921 unallocated ESOP shares. Common shares of 4,366,984 were calculated using shares outstanding at December 31, 2019, of 4,459,041, less 40,215 of unvested restricted stock shares, and 51,842 unallocated ESOP shares.

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

Issuer Purchases of Equity Securities.

On September 17, 2020, the Company announced that its Board of Directors authorized the repurchase of up to $5.0 million of the Company’s outstanding shares authorized and outstanding. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time until March 31, 2021, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC.

The following table summarizes common stock repurchases during the quarter ended December 31, 2020:

Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan
October 1, 2020 - October 31, 2020	22,263	$44.57	22,263	$3,560,654
November 1, 2020 - November 30, 2020	2,872	46.45	2,872	3,427,254
December 1, 2020 - December 31, 2020	—	—	—	—
Total for the quarter	25,135	$44.78	25,135	$3,427,254

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ S&P 500 Index (U.S. Stock), SNL U.S. Bank NASDAQ Index, and the SNL Thrift Index. Total return assumes the reinvestment of all dividends and that the value of common stock and bank index was $100 on December 31, 2015.

Total Return Performance
300
250
200
150
100
50
Index Value
FS Bancorp, Inc.
S&P 500 Index
SNL Bank $1B - $5B Index
SNL U.S. Thrift $1B-$5B Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

Source: SNL Financial LC, Charlottesville, VA

Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
FS Bancorp, Inc.	100.00	140.21	214.88	170.49	256.84	224.91
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
SNL Bank $1B-$5B	100.00	143.87	153.37	134.37	163.35	138.81
SNL Thrift $1B-$5B	100.00	136.30	138.06	96.07	116.56	93.62

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

	At December 31,
(In thousands)	2020	2019	2018	2017	2016
Selected Financial Condition Data:
Total assets	$2,113,241	$1,713,056	$1,621,644	$981,783	$827,926
Loans receivable, net(1)	1,544,981	1,336,346	1,312,519	761,558	593,317
Loans held for sale, at fair value	166,448	69,699	51,195	53,463	52,553
Securities available-for-sale, at fair value	178,018	126,057	97,205	82,480	81,875
Securities held-to-maturity	7,500	—	—	—	—
FHLB stock, at cost	7,439	8,045	9,887	2,871	2,719
Deposits	1,674,071	1,392,408	1,274,219	829,842	712,593
Borrowings	165,809	84,864	137,149	7,529	12,670
Subordinated note, net	10,000	9,885	9,865	9,845	9,825
Total stockholders’ equity	230,007	200,242	180,038	122,002	81,033

	Year Ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Selected Operations Data:
Total interest and dividend income	$88,837	$89,625	$62,326	$46,181	$38,020
Total interest expense	14,717	19,317	10,228	4,933	4,163
Net interest income	74,120	70,308	52,098	41,248	33,857
Provision for loan losses	13,036	2,880	1,540	750	2,400
Net interest income after provision for loan losses	61,084	67,428	50,558	40,498	31,457
Service charges and fee income	2,373	6,554	3,233	3,548	3,391
Bargain purchase gain	—	—	7,414	—	—
Gain on sale of loans	48,842	14,248	14,861	17,985	19,058
Loss on disposed fixed assets	—	(26)	(71)	—	—
Gain on sale of investment securities	300	32	171	380	146
Gain on sale of mortgage servicing rights	—	—	—	1,062	—
Earnings on cash surrender value of Bank Owned Life Insurance	870	872	413	274	282
Other noninterest income	2,974	1,355	829	825	692
Total noninterest income	55,359	23,035	26,850	24,074	23,569
Total noninterest expense	66,593	62,333	48,838	43,993	38,923
Income before provision for income taxes	49,850	28,130	28,570	20,579	16,103
Provision for income taxes	10,586	5,413	4,223	6,494	5,604
Net income	$39,264	$22,717	$24,347	$14,085	$10,499

___________________________

(1)	Net of allowances for loan losses, loans in process and deferred loan costs, fees, premiums, and discounts.

	At or For the
	Year Ended December 31,
Selected Financial Ratios and Other Data	2020		2019	2018	2017	2016
Performance ratios:
Return on assets (ratio of net income to average total assets)	2.02%		1.38%	2.07%	1.53%	1.31%
Return on equity (ratio of net income to average equity)	18.74		11.92	18.15	14.80	13.84
Yield on average interest-earning assets	4.82		5.77	5.52	5.21	4.97
Rate paid on average interest-bearing liabilities	1.07		1.64	1.22	0.76	0.74
Net interest rate spread	3.75		4.13	4.30	4.45	4.23
Net interest margin(1)	4.02		4.53	4.61	4.65	4.43
Operating expense to average total assets	3.43		3.78	4.16	4.76	4.87
Average interest-earning assets to average
interest-bearing liabilities	133.62		131.42	134.60	136.88	135.96
Efficiency ratio(2)	51.43		66.78	61.86	67.35	67.78
Margin on loans sold (3)	2.48		1.74	2.42	2.50	2.64
Asset quality ratios:
Nonperforming assets to total assets at end of period(4)	0.37%		0.19%	0.28%	0.11%	0.09%
Nonperforming loans to total gross loans(5)	0.49		0.22	0.29	0.13	0.12
Allowance for loan losses to nonperforming loans(5)	337.22		436.17	317.13	1,035.23	1,416.23
Allowance for loan losses to gross loans receivable	1.66		0.98	0.93	1.39	1.69
Capital ratios:
Equity to total assets at end of period	10.88%		11.69%	11.10%	12.43%	9.79%
Average equity to average assets	10.80		11.55	11.42	10.30	9.49
Other data:
Number of full-service offices	21		21	21	11	11
Full-time equivalent employees	506		452	424	326	306
Net income per common share:
Basic	$9.14		$5.13	$6.58	$4.55	$3.63
Diluted	$8.97		$5.01	$6.29	$4.28	$3.51
Book values:
Book value per common share	$55.33	(10)	$45.85 (9)	$41.19 (8)	$34.47 (7)	$28.32 (6)

____________________________

(1)	Net interest income divided by average interest-earning assets.
(2)	Total noninterest expense as a percentage of net interest income and total other noninterest income.
(3)	Cash margins on loans sold net of deferred fees/costs.
(4)	Nonperforming assets consists of nonperforming loans (which include nonaccruing loans and accruing loans more than 90 days past due), foreclosed real estate and other repossessed assets.
(5)	Nonperforming loans consists of nonaccruing loans and accruing loans more than 90 days past due.
(6)	Book value per common share was calculated using shares outstanding of 3,242,120 at December 31, 2016, less 68,763 shares of restricted stock, and unallocated employee stock ownership plan (“ESOP”) shares of 129,605.
(7)	Book value per common share was calculated using shares outstanding of 3,680,152 at December 31, 2017, less 36,842 shares of restricted stock, and unallocated ESOP shares of 103,684.
(8)	Book value per common share was calculated using shares outstanding of 4,492,478 at December 31, 2018, less 43,421 shares of restricted stock, and unallocated ESOP shares of 77,763.
(9)	Book value per common share was calculated using shares outstanding of 4,459,041 at December 31, 2019, less 40,215 shares of restricted stock, and unallocated ESOP shares of 51,842.
(10)	Book value per common share was calculated using shares outstanding of 4,237,956 at December 31, 2020, less 55,092 shares of restricted stock, and unallocated ESOP shares of 25,921.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans, including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans.  As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy. At December 31, 2020, consumer loans represented 23.8% of the Company’s total gross loan portfolio, down slightly from 24.1% at December 31, 2019, due in part to growth in real estate and commercial business loans during the year ended December 31, 2020. In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, construction and development loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio. At December 31, 2020, real estate loans represented 58.8% of the Company’s total gross loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, pools, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 143 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Nevada, and Minnesota with four contractor/dealers responsible for 39.2% of the funded loans dollar volume for the year ended December 31, 2020.  The Company funded $185.7 million, or approximately 8,000 loans during the year ended December 31, 2020. The following table details fixture secured loan originations by state for the periods indicated:

	For the Twelve Months Ended		For the Twelve Months Ended
	December 31, 2020		December 31, 2019
State	Amount	Percent	Amount	Percent
Washington	$79,063	42.6%	$66,834	41.9%
Oregon	48,272	26.0	43,036	27.0
California	37,835	20.4	34,027	21.4
Idaho	10,681	5.7	9,371	5.9
Colorado	5,005	2.7	3,493	2.2
Arizona	2,728	1.5	2,586	1.6
Nevada	1,222	0.6	—	—
Minnesota	918	0.5	—	—
Total consumer loans	$185,724	100.0%	$159,347	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $1.87 billion of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $10.1 million through the home lending segment during the year ended December 31, 2020, of which $1.64 billion were sold to investors. Of the loans sold to investors, $1.48 billion were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At December 31, 2020, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $166.4 million, totaled $311.1 million, or 19.8%, of the total gross loan portfolio.

For the year ended December 31, 2020, there were higher volumes of refinances and sales of one-to-four-family homes, compared to the prior years’ surge in construction loans due to lower housing inventories.  Residential construction and development lending, while not as common as other options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  The significant 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020, resulted in a larger impact to our interest-earning assets than to our interest-bearing liabilities, thereby decreasing our net interest margin to 4.02% for the year ended December 31, 2020, as compared to 4.53% for the year ended December 31, 2019. In addition, our net interest margin was adversely impacted by the low loan yields from the PPP loan portfolio. The continuing low interest rate environment is expected to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well. Further because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate in March 2020, until the pandemic subsides the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision of $13.0 million for the year ended December 31, 2020, compared to $2.9 million for the same period one year ago, due primarily to the incurred but not yet experienced probable loan losses reflecting credit deterioration due to the adverse impact of the COVID-19 pandemic, the increase in the loan portfolio due to organic growth, and net loan charge-offs.

Highlights in Response to the COVID-19 Pandemic

Due to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our customers and the communities we serve.

Paycheck Protection Program ("PPP") Participation.  In response to the COVID-19 pandemic, the Bank is committed to providing assistance to its customers. Under the CARES Act, as a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. The PPP program initially concluded on August 8, 2020. At December 31, 2020, the Company had 423 PPP loans totaling $62.1 million for customers who are small- to mid-size businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020. The CAA 2021 renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program.  As a result, in January 2021, the Bank began accepting and processing loan applications under this second PPP program. The SBA has recently released a simplified forgiveness process for PPP loans of $150,000 or less. At December 31, 2020, the Bank held 352 of PPP loans of $150,000 or less with a combined balance of $16.6 million. We will also continue working with our customers to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate.

We have utilized the Federal Reserve’s  PPPLF, pursuant to which the Company has pledged its PPP loans as collateral at face value to obtain Federal Reserve Bank of San Francisco (“FRB”) non-recourse loans.  For additional information regarding the PPPLF, see the discussion included in “Note 9 - Debt” to the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report.

Allowance for Loan Losses and Loan Modifications

The Company recorded a provision of $1.6 million and $13.0 million for the quarter and year ended December 31, 2020, respectively, compared to $647,000 and $2.9 million for the quarter and year ended December 31, 2019, respectively, due primarily to probable loan losses reflecting the adverse impact of the  COVID-19 pandemic on the economy. According to the CARES Act and related banking agency guidance, banks are not required to designate as TDRs the modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current, as defined under the CARES Act prior to any relief. This includes short-term (e.g. less than six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act and related banking agency guidance if they are not more than 30 days past due on their contractual payments as of December 31, 2019, or prior to any relief, respectively, and have experienced financial difficulty as a result of COVID-19. As of December 31, 2020, the amount of portfolio loans remaining under payment/relief agreements includes commercial real estate loans of $31.2 million, commercial business loans of $12.8 million, a portfolio one-to-four-family loan of $308,000, and consumer loans of $392,000. The primary method of relief is to allow the borrower up to 90-days of interest only payments and/or loan payment deferments, and, on a more limited basis, waived interest, late fees, or interest only loan payments and suspended foreclosure proceedings. These modifications were not classified as TDRs at December 31, 2020 in accordance with the guidance of the CARES Act and related banking agency guidance.  All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. Loan modifications in accordance with the CARES Act and related banking agency guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

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

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition and result of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. Management believes that its critical accounting policies and estimates include the following:

Allowance for Loan and Lease Losses (“ALLL”). The ALLL is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The ALLL is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the ALLL. Among the material estimates required to establish the ALLL are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the ALLL at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although the Company believes that the best information available currently is used to establish the ALLL, future adjustments to the ALLL may be necessary if economic or other conditions change. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt the methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the ALLL in any given period. Management believes that its systematic methodology continues to be appropriate.

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

Derivative and Hedging Activity. Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” requires that derivatives of the Company be recorded in the consolidated financial statements at fair value. Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  Fair values for derivative assets and liabilities are measured on a recurring basis.  The Company’s primary use of derivative instruments are related to the mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, To-Be-Announced (“TBA”) mortgage-backed securities trades and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Income with offsets to other assets or other liabilities on the Consolidated Balance Sheets.

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

Fair Value. ASC 820, “Fair Value Measurements and Disclosures,” establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value.  Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).  For additional details, see “Note 15 - Fair Value Measurement” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax assets and liabilities are temporary differences deductible or payable in future periods. The Company had net deferred tax liabilities of $58,000 and $2.0 million at December 31, 2020 and 2019, respectively.

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

Maintaining strong asset quality. The Company believes that strong asset quality is a key to long-term financial success. The percentage of nonperforming loans to total gross loans were 0.49% and 0.22% at December 31, 2020 and 2019, respectively.  The percentage of nonperforming assets to total assets were 0.37% and 0.19% at December 31, 2020 and 2019, respectively.  The Company has actively managed the delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Company also began emphasizing consumer loan originations to borrowers with higher credit scores, generally credit scores over 720 (although the policy allows us to go lower). Although the Company plans to place more emphasis on certain lending products, such as commercial and multi-family real estate loans, construction and development loans, including speculative residential construction loans, and commercial business loans, while growing the current size of the one-to-four-family residential mortgage loans and the consumer loan portfolios, the Company continues to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

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

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Assets. Total assets increased $400.2 million, to $2.11 billion at December 31, 2020, from $1.71 billion at December 31, 2019, primarily due to increases in loans receivable, net of $208.6 million, loans held for sale of $96.7 million, securities available-for-sale of $52.0 million, total cash and cash equivalents of $45.8 million, securities held-to-maturity of $7.5 million, accrued interest receivable of $1.1 million, and servicing rights of $1.0 million, partially offset by decreases in certificates of deposit at other financial institutions of $8.6 million, other assets of $2.0 million and premises and equipment of $1.4 million. The increase in total assets were primarily funded by deposit growth, the use of PPPLF, and FHLB borrowings.

Loans receivable, net, increased $208.6 million, to $1.54 billion at December 31, 2020, from $1.34 billion at December 31, 2019. Total real estate loans increased $101.4 million, including increases in one-to-four-family portfolio loans of $49.6 million, which includes adjustable rate mortgage loans purchased in the first quarter of 2020 with a balance of $17.2 million at December 31, 2020, commercial real estate loans of $12.0 million, construction and development loans of $37.3 million, and home equity loans of $4.9 million, partially offset by a decrease in multi-family loans of $2.3 million.  Undisbursed construction and development loan commitments increased $48.6 million, or 51.2%, to $143.7 at December 31, 2020, as compared to $95.0 million at December 31, 2019. Commercial business loans increased $71.9 million, due to increases in commercial and industrial loans of $83.9 million, reflecting primarily PPP loans of $62.1 million originated in the second and third quarters of 2020 and the purchase of a U.S. Department of Agriculture guaranteed loan in the first quarter of 2020 with a balance of $3.6 million at December 31, 2020, partially offset by the decrease in warehouse lending of $12.0 million.  Consumer loans increased $49.0 million, primarily due to increases of $31.3 million in indirect home improvement loans and $18.6 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $96.7 million, or 138.8%, to $166.4 million at December 31, 2020, compared to $69.7 million for the prior year primarily due to increased loan production. The Company continues to expand its home lending operations by hiring additional lending staff and will continue selling one-to-four-family mortgage loans into the secondary market for asset/liability management purposes.

One-to-four-family loan originations included $1.73 billion of loans originated for sale, $132.3 million of portfolio loans including first and second liens, and $10.1 million of loans brokered to other institutions.  Refinance activity increased significantly over the last year in response to decreases in market interest rates.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

	For the Year Ended		For the Year Ended		Year	Year
	December 31, 2020		December 31, 2019		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$731,820	39.1%	$554,790	62.2%	$177,030	31.9
Refinance	1,141,277	60.9	336,568	37.8	804,709	239.1
Total	$1,873,097	100.0%	$891,358	100.0%	$981,739	110.1

During the year ended December 31, 2020, the Company sold $1.64 billion of one-to-four-family loans, compared to sales of $785.4 million for the same period one year ago. In addition, the cash margin on loans sold, net of deferred fees and capitalized expenses, increased to 2.48% for the year ended December 31, 2020, compared to 1.74% for the year ended December 31, 2019.  Margin reported is based on actual loans sold into the secondary market and the related value of capitalized servicing, partially offset by recognized deferred loans fees and capitalized expenses.  The gross cash margins on loans sold, were 4.25% and 3.34% for the year ended December 31, 2020 and 2019, respectively.  Gross cash margins on loans sold is defined as the margin on loans sold without the impact of deferred loan fees and costs.

The ALLL was $26.2 million, or 1.66% of gross loans receivable, excluding loans held for sale at December 31, 2020, compared to $13.2 million, or 0.98% of gross loans receivable, excluding loans held for sale, at December 31, 2019. Substandard loans increased to $17.6 million at December 31, 2020, compared to $6.7 million at December 31, 2019. This increase in substandard loans was primarily due to one relationship with mortgage loans totaling $4.5 million, one relationship with mortgage, commercial real estate, and commercial business loans totaling $3.3 million, and two commercial business loans totaling $4.4 million.  Nonperforming loans, consisting solely of nonaccruing loans 90-days or more past due, increased to $7.8 million at December 31, 2020, from $3.0 million at December 31, 2019.  At December 31, 2020, nonperforming loans consisted of $5.6 million in commercial business loans, $826,000 of indirect home improvement loans, $644,000 in one-to-four-family loans, and $636,000 of home equity loans.  The ratio of nonperforming loans to total gross loans was 0.49% at December 31, 2020, compared to 0.22% at December 31, 2019.  There was one OREO property in the amount of $90,000 at December 31, 2020, and two OREO properties totaling $168,000 at December 31, 2019.  See “Item 1. Business - Lending Activities - Asset Quality” of this Form 10-K for additional information regarding the Company’s nonperforming loans.

In accordance with acquisition accounting, the ALLL does not include the recorded discount on loans acquired in the Anchor Acquisition of $1.5 million and $2.7 million on $132.6 million and $198.5 million of gross loans at December 31, 2020 and December 31, 2019, respectively.

Loans in their respective industries that were downgraded as a result of the COVID-19 pandemic and remain downgraded at the dates indicated are as follows:

(Dollars in thousands)
Loan types:	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Construction	$3,480	$4,335	$4,704	$4,565
Education/worship	734	4,796	5,558	5,525
Food and beverage	14,577	14,346	16,199	12,988
Hospitality	43,960	43,903	44,136	15,578
Manufacturing	12,579	18,765	19,777	18,122
Retail	2,554	2,663	11,865	4,058
Transportation	4,407	4,992	4,532	5,111
Other	20,979	23,241	20,040	18,452
Total	$103,270	$117,041	$126,811	$84,399

Additionally, management increased the economic qualitative factors of the ALLL associated with the loan portfolio based on current economic conditions and the potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact on other economic conditions on the U.S. and global economies from COVID-19.  Management recognizes the potential impact on all of our customers and will continue to assess and evaluate our level of reserves against our homogenous residential and consumer portfolios during the COVID-19 pandemic.

Liabilities. Total liabilities increased $370.4 million to $1.88 billion at December 31, 2020, from $1.51 billion at December 31, 2019, primarily due to increases of $281.7 million in deposits and $80.9 million in borrowings.

Total deposits increased $281.7 million to $1.67 billion at December 31, 2020, from $1.39 billion at December 31, 2019. The increase in deposits was primarily driven by organic growth in customer relationships, proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $137.6 million to $589.1 million at December 31, 2020, from $451.6 million at December 31, 2019, primarily due to a $88.3 million increase in noninterest-bearing checking, and a $48.3 million increase in interest-bearing checking. Money market and savings accounts increased $193.1 million, or 49.6%, to $582.4 million at December 31, 2020, from $389.3 million at December 31, 2019. Time deposits decreased $49.0 million to $502.5 million at December 31, 2020, from $551.5 million at December 31, 2019, due to factors related to COVID-19 and a managed run-off of higher costing certificates of deposit (“CDs”). Nonretail CDs which includes brokered CDs, online CDs, and public funds increased $50.4 million to $196.6 million, at December 31, 2020, compared to $146.2 million at December 31, 2019, primarily due to a $45.0 million increase in brokered CDs.  Management remains focused on increasing its lower cost relationship-based deposits to fund long-term asset growth.

Deposits are summarized as follows at the years indicated:

	December 31,	December 31,
	2020 (1)(2)	2019(1)(2)
Noninterest-bearing checking	$348,421	$260,131
Interest-bearing checking	226,282	177,972
Savings	152,842	118,845
Money market (3)	429,548	270,489
Certificates of deposit less than $100,000(4)	299,157	277,988
Certificates of deposit of $100,000 through $250,000	135,901	181,402
Certificates of deposit of $250,000 and over(5)	67,488	92,110
Escrow accounts related to mortgages serviced	14,432	13,471
Total	$1,674,071	$1,392,408

_______________________________

(1)	Includes $129.5 million of deposits at December 31, 2020 from the Branch Purchase and $117.1 million at December 31, 2019.
(2)	Includes $286.5 million and $299.0 million of deposits at December 31, 2020 and December 31, 2019, respectively, from the Anchor Acquisition.
(3)	Includes $15.0 million and $6.2 million of brokered deposits at December 31, 2020 and December 31, 2019, respectively.
(4)	Includes $186.4 million and $141.4 million of brokered deposits at December 31, 2020 and December 31, 2019, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit.

As a result primarily of the COVID-19 pandemic and the resulting availability of PPP loan funds and stimulus funds made available during 2020, the tables above reflect year over year increases as well as changes in deposits, partially impacted by customers transferring funds from CDs to more liquid interest-bearing accounts, such as money market and interest-bearing checking.

Borrowings increased $80.9 million to $165.8 million at December 31, 2020, from $84.9 million at December 31, 2019, primarily related to $63.3 million of advances from the PPPLF and FHLB borrowings.

Management entered into three liability interest rate swap arrangements designated as cash flow hedges in 2020 to lock the expense costs associated with $90.0 million in brokered deposits and borrowings.  The average cost of these $90 million in notional pay fixed interest rate swap agreements was 73 basis points as the Bank pays a fixed rate of 73 basis points to the interest rate swap counterparty quarterly instead of the variable amount tied to three month LIBOR.  Management will continue to implement processes to match balance sheet funding duration and minimize interest rate risk and costs.

Stockholders’ Equity. Total stockholders’ equity increased $29.8 million, to $230.0 million at December 31, 2020, from $200.2 million at December 31, 2019.  The increase in stockholders’ equity during the year ended December 31, 2020, was primarily due to net income of $39.3 million, partially offset by common stock repurchases of $9.8 million under our 2020 stock repurchase plans. The Company repurchased 260,363 shares of its common stock during the year ended December 31, 2020, at an average price of $39.33 per share.  Book value per common share was $55.33 at December 31, 2020, compared to $45.85 at December 31, 2019.

We calculated book value based on common shares outstanding of 4,237,956 at December 31, 2020, less 55,092 unvested restricted stock shares, and 25,921 of unallocated ESOP shares for the reported common shares outstanding of 4,156,943. Common shares outstanding was calculated using 4,459,041 shares at December 31, 2019, less 40,215 unvested restricted stock shares, and 51,842 of unallocated ESOP shares for the reported common shares outstanding of 4,366,984.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2020. Income and all average balances are monthly average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2020			2019			2018
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned	Yield/	Balance	Earned	Yield/	Balance	Earned	Yield/
(Dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net and loans held for sale (1)	$1,576,975	$84,128	5.33%	$1,361,616	$84,706	6.22%	$979,958	$58,616	5.98%
Mortgage-backed securities	68,739	1,593	2.32	49,422	1,340	2.71	49,065	1,190	2.43
AFS Investment securities	87,065	1,900	2.18	53,127	1,477	2.78	49,850	1,391	2.79
HTM Investment securities	2,441	123	5.04	—	—	—	—	—	—
FHLB stock	8,079	394	4.88	8,500	454	5.34	7,143	379	5.31
Interest-bearing deposits at other financial institutions	100,783	699	0.69	79,749	1,648	2.07	42,923	750	1.75
Total interest-earning assets	1,844,082	88,837	4.82%	1,552,414	89,625	5.77%	1,128,939	62,326	5.52%

Interest-bearing liabilities:
Savings and money market	476,589	2,457	0.52%	380,474	3,098	0.81%	310,913	2,055	0.66%
Interest-bearing checking	210,759	388	0.18	181,852	1,414	0.78	124,714	227	0.18
Certificates of deposit	535,047	9,135	1.71	515,634	11,650	2.26	295,439	5,039	1.71
Borrowings	147,836	1,961	1.33	93,405	2,476	2.65	97,788	2,228	2.28
Subordinated note	9,899	776	7.84	9,874	679	6.88	9,855	679	6.89
Total interest-bearing liabilities	1,380,130	14,717	1.07%	1,181,239	19,317	1.64%	838,709	10,228	1.22%

Net interest income		$74,120			$70,308			$52,098
Net interest rate spread			3.75%			4.13%			4.30%
Net earning assets	$463,952			$371,175			$290,230
Net interest margin			4.02%			4.53%			4.61%
Average interest-earning assets to average interest-bearing liabilities	133.62%			131.42%			134.60%

____________________________

(1)	The average loans receivable, net balances include nonaccruing loans.

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

	Year Ended December 31, 2020 vs. 2019			Year Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable, net and loans held for sale(1)	$13,397	$(13,975)	$(578)	$22,828	$3,262	$26,090
Mortgage-backed securities	524	(271)	253	8	142	150
AFS Investment securities	944	(521)	423	92	(6)	86
HTM Investment securities	123	—	123	—	—	—
FHLB stock	(22)	(38)	(60)	72	3	75
Interest-bearing deposits at other financial institutions	435	(1,384)	(949)	644	254	898
Total interest-earning assets	$15,401	$(16,189)	$(788)	$23,644	$3,655	$27,299

Interest-bearing liabilities:
Savings and money market	$783	$(1,424)	$(641)	$459	$584	$1,043
Interest-bearing checking	225	(1,251)	(1,026)	104	1,083	1,187
Certificates of deposit	439	(2,954)	(2,515)	3,755	2,856	6,611
Borrowings	1,443	(1,958)	(515)	(99)	347	248
Subordinated note	2	95	97	1	(1)	—
Total interest-bearing liabilities	$2,892	$(7,492)	$(4,600)	$4,220	$4,869	$9,089

Net change in net interest income			$3,812			$18,210

__________________________

(1)	The average loans receivable, net balances include nonaccruing loans.

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

General. Net income for the year ended December 31, 2020, increased $16.5 million, or 72.8%, to $39.3 million, from $22.7 million for the year ended December 31, 2019. The increase in net income was primarily a result of a $32.3 million, or 140.3% increase in noninterest income and a $3.8 million increase in net interest income, partially offset by a $10.2  million increase in provision for loan losses, a $5.2 million increase in provision for income tax expense, and a $4.3 million increase in noninterest expense.

Net Interest Income. Net interest income increased $3.8 million, to $74.1 million for the year ended December 31, 2020, from $70.3 million for the year ended December 31, 2019. This increase was due to decreases in interest expense of $4.6 million and interest income of $788,000.

The net interest margin (“NIM”) decreased 51 basis points to 4.02% for the year ended December 31, 2020, from 4.53% for the same period last year. The decrease in NIM was primarily impacted by lower interest rates on recent fixed-rate real estate loan originations and adjustable-rate commercial loans, as well as the PPP loans and repricing loans since the 150 basis point reduction in the targeted federal funds rate in March 2020 due to COVID-19. The average cost of funds for total interest-bearing liabilities decreased 57 basis points to 1.07% for the year ended December 31, 2020, from 1.64% for the year ended December 31, 2019.  This decrease was predominantly due to the lowering of our deposit rates commensurate with the low rate environment during the year.  Management remains focused on matching deposit and liability duration with the duration of loans and assets where appropriate.

Interest Income. Interest income for the year ended December 31, 2020, decreased $788,000, to $88.8 million, from $89.6 million for the year ended December 31, 2019. The decrease during the year was primarily attributable to a 95 basis point decrease in the average yield on interest-earning assets to 4.82% for the year ended December 31, 2020, compared to 5.77% for the year ended December 31, 2019. The decrease in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the reduction of higher interest rate and fee income loans, particularly construction and development loans, the impact of refinances of one-to-four-family loans and the origination of low yielding PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met but is expected to cease completely after the maturity of the loans. For the year ended December 31, 2020, the Company recognized $646,000 in net deferred fees on PPP loans in interest income.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale (1)	$1,576,975	5.33%	$1,361,616	6.22%	$(578)
Mortgage-backed securities	68,739	2.32	49,422	2.71	253
Investment securities available-for-sale	87,065	2.18	53,127	2.78	423
Investment securities held-to-maturity	2,441	5.04	—	—	123
FHLB stock	8,079	4.88	8,500	5.34	(60)
Interest-bearing deposits at other financial institutions	100,783	0.69	79,749	2.07	(949)
Total interest-earning assets	$1,844,082	4.82%	$1,552,414	5.77%	$(788)

___________________________

(1)	The average loans receivable, net balances include nonaccruing loans.

Interest Expense. Interest expense decreased $4.6 million, to $14.7 million for the year ended December 31, 2020, from $19.3 million for the prior year, primarily due to decreased interest expense on deposits of $4.2 million, and interest expense on borrowings of $515,000. The average cost of funds for total interest-bearing liabilities decreased 57 basis points to 1.07% for the year ended December 31, 2020, compared to 1.64% for the year ended December 31, 2019.  The decrease was predominantly due to lowered borrowing interest expense, primarily due to the reduction of interest rates for the use of FHLB borrowings and the repricing of CD deposits. The average cost of interest-bearing deposits decreased 53 basis points to 0.98% for the year ended December 31, 2020, compared to 1.51% for the year ended December 31, 2019, reflecting lower market interest rates, primarily in interest-bearing checking deposits, as well as brokered and retail CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$476,589	0.52%	$380,474	0.81%	$(641)
Interest-bearing checking	210,759	0.18	181,852	0.78	(1,026)
Certificates of deposit	535,047	1.71	515,634	2.26	(2,515)
Borrowings	147,836	1.33	93,405	2.65	(515)
Subordinated note	9,899	7.84	9,874	6.88	97
Total interest-bearing liabilities	$1,380,130	1.07%	$1,181,239	1.64%	$(4,600)

Provision for Loan Losses. For the year ended December 30, 2020, the provision for loan losses was $13.0 million, compared to $2.9 million for the year ended December 31, 2019, due primarily to the incurred but not yet reported probable loan losses reflecting credit deterioration due to the adverse impact of the COVID-19 pandemic and the increase in the loan portfolio due to organic growth. The $62.1 million balance of PPP loans was omitted from the calculation for the ALLL at December 31, 2020 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reduce the Bank’s loan balance for the amount forgiven. In addition, the provision for credit losses also reflects risk rating downgrades on loans that are considered at risk due to the COVID-19 pandemic. During the year ended December 31, 2020, net charge-offs totaled $93,000 compared to $2.0 million during the year ended December 31, 2019.  A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ALLL and may adversely affect the Company’s financial condition and results of operations.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2020 and 2019:

	At or For the Year Ended December 31,
(Dollars in thousands)	2020	2019
Provision for loan losses	$13,036	$2,880
Net charge-offs (recoveries)	$93	$2,000
Allowance for loan losses	$26,172	$13,229
Allowance for loan losses as a percentage of total gross loans receivable at the end of the year	1.66%	0.98%
Nonaccrual and 90 days or more past due loans	$7,761	$3,033
Allowance for loan losses as a percentage of nonperforming loans at end of year	337.2%	436.2%
Nonaccrual and 90 days or more past due loans as a percentage of gross loans receivable at the end of the year	0.49%	0.22%
Total gross loans	$1,574,227	$1,351,893

Management considers the ALLL at December 31, 2020, to be adequate to cover estimated losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $32.3 million, to $55.4 million for the year ended December 31, 2020, from $23.0 million for the year ended December 31, 2019. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31,		Increase/(Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Service charges and fee income	$2,373	$6,554	$(4,181)	(63.8)%
Gain on sale of loans	48,842	14,248	34,594	242.8
Loss on disposed fixed assets	—	(26)	26	(100.0)
Gain on sale of investment securities	300	32	268	837.5
Earnings on cash surrender value of BOLI	870	872	(2)	(0.2)
Other noninterest income	2,974	1,355	1,619	119.5
Total noninterest income	$55,359	$23,035	$32,324	140.3%

The year over year increases included a $34.6 million, or 242.8% increase in gain on sale of loans, primarily due to higher sales volume, and an increase in other noninterest income mostly due to the net gain from a one-time sale of Class B Visa stock shares of $1.5 million, partially offset by a $4.2 million, or 63.8% decrease in net service charges and fee income, primarily due to an increase in mortgage servicing rights amortization of $4.0 million, reflecting higher volumes of loan payoffs in the underlying servicing portfolio from declining interest rates and increased refinancing activity. During the year ended December 31, 2020, the Company originated $1.87 billion of one-to-four-family mortgages during 2020 and sold $1.64 billion to secondary mortgage market investors, compared to sales of $785.4 million during the year ended December 31, 2019.  The increase was primarily attributable to increased refinance activity compared to the prior year in response to decreases in market interest rates, and increased purchase activity as a result of the Company’s focus on purchase originations and a favorable interest rate environment for home purchases.

Noninterest Expense. Noninterest expense increased $4.3 million, to $66.6 million for the year ended December 31, 2020, compared to $62.3 million for the year ended December 31, 2019. The following table provides an analysis of the changes in the components of noninterest expense:

	Year Ended December 31,		Increase/(Decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Salaries and benefits	$38,095	$33,816	$4,279	12.7%
Operations	10,471	9,722	749	7.7
Occupancy	4,736	4,640	96	2.1
Data processing	4,388	4,972	(584)	(11.7)
Loss (gain) on sale of OREO	2	(138)	140	(101.4)
OREO expenses	4	13	(9)	(69.2)
Loan costs	2,066	3,238	(1,172)	(36.2)
Professional and board fees	2,797	2,426	371	15.3
FDIC insurance	829	358	471	131.6
Marketing and advertising	530	678	(148)	(21.8)
Acquisition costs	—	1,756	(1,756)	(100.0)
Amortization of core deposit intangible	706	760	(54)	(7.1)
Impairment of servicing rights	1,969	92	1,877	2,040.2
Total noninterest expense	$66,593	$62,333	$4,260	6.8%

The increase in noninterest expense was primarily due a $4.3 million increase in salaries and benefits, primarily attributable to increases in incentives and commissions of $16.0 million, driven by increased production of HFS loans, and compensation of $2.9 million, partially offset by an increase in recognized deferred costs on direct loan origination activities of $16.1 million, as well as no acquisition costs for the year ended December 31, 2020, compared to $1.8 million for the year ended December 31, 2019.  Other increases between the periods included $1.9 million in the impairment of servicing rights, and $749,000 in operations expense, partially offset by decreases of $1.2 million in loan costs and $584,000 in data processing.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to, 51.43% for the year ended December 31, 2020, compared to 66.8% for the year ended December 31, 2019.

Provision for Income Tax. For the year ended December 31, 2019, the Company recorded a provision for income tax expense of $10.6 million on pre-tax income of $49.9 million, as compared to a provision of income tax expense of $5.4 million on pre-tax income of $28.1 million for the year ended December 31, 2019. There was a net deferred tax liability of $58,000 and $2.0 million at December 31, 2020 and 2019, respectively. The effective corporate income tax rates for the years ended December 31, 2020 and 2019 were 21.2% and 19.2%, respectively.  For additional information regarding income taxes, see “Note 11 - Income Taxes” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. Consequently, the fair value of the Company’s consolidated financial instruments will change when interest rate levels change, and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits, and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

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

The table presented below, as of December 31, 2020, is an analysis prepared for 1st Security Bank of Washington by a third-party consultant utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. No rates in the model are allowed to go below zero. Given that the current targeted Fed Funds rate is a range of 1.00% to 1.25%, a 200 or 300 basis point reduction in rates is not reported.  The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur.  The table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2020.

Change in	December 31, 2020
Interest	Net Interest Income
Rates in Basis Points	Amount	Change	Change

	(Dollars in thousands)
300bp	$87,417	$11,510	15.16%
200bp	83,693	7,786	10.26
100bp	80,521	4,614	6.08
0bp	75,907	—	—
(100)bp	74,526	(1,381)	(1.82)

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

At December 31, 2020, the Bank’s total borrowing capacity was $568.2 million with the FHLB of Des Moines, with unused borrowing capacity of $459.9 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At December 31, 2020, the Bank held approximately $774.8 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line of credit with the FRB, with a current limit of $179.6 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships as of December 31, 2020. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for the FRB’s line of credit.  At December 31, 2020, the Bank held approximately $369.2 million in loans that qualify as collateral for the FRB line of credit. As of December 31, 2020, the Bank had pledged $62.1 million in PPP loans as collateral under the PPPLF, with no additional borrowing capacity under the PPPLF.  The Bank may obtain additional available liquidity from the PPPLF as additional PPP loans are originated in 2021.

At December 31, 2020, the outstanding balances of FHLB advances and PPPLF borrowings were $102.5 million and $63.3 million, respectively. The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $337.7 million at December 31, 2020. Total brokered deposits at December 31, 2020 were $201.4 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2020, the approved outstanding loan commitments, including unused lines of credit, amounted to $528.2 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2020, totaled $340.9 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing  relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2020, FS Bancorp, Inc. had $14.5 million in unrestricted cash to meet liquidity needs.  Subsequent to December 31, 2020, on February 10, 2021, FS Bancorp, Inc. completed the private placement of $50.0 million of its 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) at an offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after placement agent fees and offering expenses, of approximately 49.3 million.  For regulatory capital purposes, the subordinated notes have been structured to qualify initially as Tier 2 capital for the Company.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see “Note 12 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

A summary of off-balance sheet commitments to extend credit at December 31, 2020 was as follows:

(In thousands)
Off-balance sheet loan commitments:
Real estate secured (1)	$293,329
Commercial business loans	159,080
Home equity loans and lines of credit	52,457
Consumer loans	23,365
Total commitments to extend credit	$528,231

__________________________

(1)	Includes held for sale interest rate lock commitments.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2020, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at December 31, 2020, the Bank was considered to be well capitalized. Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%.  At December 31, 2020, the Bank qualified and elected to use the CBLR to measure capital adequacy.  The Tier 1 leverage-based capital ratio calculated for the Bank at December 31, 2020 was 10.9%, compared to 11.6% at December 31, 2019.  As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year.  Beginning in 2021, the CBLR increased to 8.5% for that calendar year.  The CBLR will return to 9% on January 1, 2022.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2020, FS Bancorp would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at December 31, 2020 was 11.1%. For additional information regarding the Bank’s regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

FS Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated allowance for loan losses balance was $26.2 million at December 31, 2020. The allowance for loan losses is maintained to provide for probable losses on existing loans based on evaluating risks in the loan portfolio and is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information is available.

We identified management’s risk ratings of loans and the estimation of qualitative factors, both of which are used in the allowance for loan losses calculation, as a critical audit matter. The Company uses internally determined risk ratings to classify loans into pools and to estimate loss rates for each of the loan pools, which are used in the calculation of the allowance for loan losses. Determination of the risk grades involves significant management judgement. The qualitative factors are used to estimate probable losses incurred related to factors that are not captured in the past loss experience, are based on management’s evaluation of available internal and external data, and involve significant management judgement. Auditing management’s judgments regarding the determination of risk grades and qualitative factors applied to the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for loan losses, including controls over the accuracy of risk ratings of loans and the determination of the reasonableness of the qualitative factors used.

●	Testing a risk-based, targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk grades for the loans are reasonable based on current information available.

●	Obtaining management’s analysis and supporting documentation related to the qualitative factors, and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.

●	Testing the completeness and accuracy of the data used in the calculation, application of the loan risk grades determined by management and used in the calculation, application of the qualitative factors determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.

/s/ Moss Adams LLP

Everett, Washington

March 16, 2021

We have served as the Company’s auditor since 2006.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(In thousands, except share data)

	December 31,	December 31,
ASSETS	2020	2019
Cash and due from banks	$11,554	$13,175
Interest-bearing deposits at other financial institutions	80,022	32,603
Total cash and cash equivalents	91,576	45,778
Certificates of deposit at other financial institutions	12,278	20,902
Securities available-for-sale, at fair value	178,018	126,057
Securities held-to-maturity (fair value of $7,556)	7,500	—
Loans held for sale, at fair value	166,448	69,699
Loans receivable, net	1,544,981	1,336,346
Accrued interest receivable	7,030	5,908
Premises and equipment, net	27,343	28,770
Operating lease right-of-use (“ROU”) assets	4,949	5,016
Federal Home Loan Bank (“FHLB”) stock, at cost	7,439	8,045
Other real estate owned (“OREO”)	90	168
Bank owned life insurance (“BOLI”), net	36,226	35,356
Servicing rights, held at the lower of cost or fair value	12,595	11,560
Goodwill	2,312	2,312
Core deposit intangible, net	4,751	5,457
Other assets	9,705	11,682
TOTAL ASSETS	$2,113,241	$1,713,056
LIABILITIES
Deposits:
Noninterest-bearing accounts	$362,853	$273,602
Interest-bearing accounts	1,311,218	1,118,806
Total deposits	1,674,071	1,392,408
Borrowings	165,809	84,864
Subordinated note:
Principal amount	10,000	10,000
Unamortized debt issuance costs	—	(115)
Total subordinated note less unamortized debt issuance costs	10,000	9,885
Operating lease liabilities	5,176	5,214
Deferred tax liability, net	58	1,971
Other liabilities	28,120	18,472
Total liabilities	1,883,234	1,512,814
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 4,237,956 and 4,459,041 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	42	44
Additional paid-in capital	81,318	89,268
Retained earnings	146,405	110,715
Accumulated other comprehensive income, net of tax	2,533	788
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(291)	(573)
Total stockholders’ equity	230,007	200,242
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,113,241	$1,713,056

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

(In thousands, except earnings per share data)

_________________________________________________________________________________________________________________________

	Year Ended
	December 31,
	2020	2019
INTEREST INCOME
Loans receivable, including fees	$84,128	$84,706
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	4,709	4,919
Total interest and dividend income	88,837	89,625
INTEREST EXPENSE
Deposits	11,980	16,162
Borrowings	1,961	2,476
Subordinated note	776	679
Total interest expense	14,717	19,317
NET INTEREST INCOME	74,120	70,308
PROVISION FOR LOAN LOSSES	13,036	2,880
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	61,084	67,428
NONINTEREST INCOME
Service charges and fee income	2,373	6,554
Gain on sale of loans	48,842	14,248
Loss on disposed fixed assets	—	(26)
Gain on sale of investment securities	300	32
Earnings on cash surrender value of BOLI	870	872
Other noninterest income	2,974	1,355
Total noninterest income	55,359	23,035
NONINTEREST EXPENSE
Salaries and benefits	38,095	33,816
Operations	10,471	9,722
Occupancy	4,736	4,640
Data processing	4,388	4,972
Loss (gain) on sale of OREO	2	(138)
OREO expenses	4	13
Loan costs	2,066	3,238
Professional and board fees	2,797	2,426
Federal Deposit Insurance Corporation (“FDIC”) insurance	829	358
Marketing and advertising	530	678
Acquisition costs	—	1,756
Amortization of core deposit intangible	706	760
Impairment of servicing rights	1,969	92
Total noninterest expense	66,593	62,333
INCOME BEFORE PROVISION FOR INCOME TAXES	49,850	28,130
PROVISION FOR INCOME TAXES	10,586	5,413
NET INCOME	$39,264	$22,717
Basic earnings per share	$9.14	$5.13
Diluted earnings per share	$8.97	$5.01

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

(In thousands)

	Year Ended
	December 31,
	2020	2019
Net income	$39,264	$22,717
Other comprehensive income:
Securities available-for-sale:
Unrealized holding gain during period	3,754	2,920
Income tax provision related to unrealized holding gain	(807)	(628)
Reclassification adjustment for realized gains, net included in net income	(300)	(32)
Income tax provision related to reclassification for realized gains, net	65	7
Cash flow hedges:
Unrealized derivative losses during period	(1,429)	—
Income tax benefit related to unrealized derivative losses	307	—
Reclassification adjustment for interest expense, net included in net income	198	—
Income tax provision related to reclassification for expense, net	(43)	—
Other comprehensive income, net of tax	1,745	2,267
COMPREHENSIVE INCOME	$41,009	$24,984

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

(In thousands, except share data)

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2019	4,492,478	$45	$91,466	$90,854	$(1,479)	$(848)	$180,038
Net income	—	$—	—	22,717	—	—	$22,717
Dividends paid ($0.65 per share)	—	$—	—	(2,856)	—	—	$(2,856)
Share-based compensation	—	$—	869	—	—	—	$869
Restricted stock awards	20,215	$—	—	—	—	—	$—
Common stock repurchased - repurchase plan	(102,384)	$(1)	(4,799)	—	—	—	$(4,800)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(4,037)	$—	(204)	—	—	—	$(204)
Stock options exercised	52,769	$—	705	—	—	—	$705
Other comprehensive income, net of tax	—	$—	—	—	2,267	—	$2,267
ESOP shares allocated	—	$—	1,231	—	—	275	$1,506
BALANCE, December 31, 2019	4,459,041	$44	$89,268	$110,715	$788	$(573)	$200,242

BALANCE, January 1, 2020	4,459,041	$44	$89,268	$110,715	$788	$(573)	$200,242
Net income	—	$—	—	39,264	—	—	$39,264
Dividends paid ($0.84 per share)	—	$—	—	(3,574)	—	—	$(3,574)
Share-based compensation	—	$—	1,020	—	—	—	$1,020
Restricted stock awards	24,880	$1	—	—	—	—	$1
Common stock repurchased - repurchase plan	(259,543)	$(3)	(9,799)	—	—	—	$(9,802)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(820)	$—	(35)	—	—	—	$(35)
Stock options exercised	14,398	$—	(161)	—	—	—	$(161)
Other comprehensive income, net of tax	—	$—	—	—	1,745	—	$1,745
ESOP shares allocated	—	$—	1,025	—	—	282	$1,307
BALANCE, December 31, 2020	4,237,956	$42	$81,318	$146,405	$2,533	$(291)	$230,007

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

(In thousands)

	Year Ended December 31,
CASH FLOWS (USED BY) FROM OPERATING ACTIVITIES	2020	2019
Net income	$39,264	$22,717
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	13,036	2,880
Depreciation, amortization and accretion	13,618	12,003
Compensation expense related to stock options and restricted stock awards	1,020	869
ESOP compensation expense for allocated shares	1,307	1,506
(Benefit) provision for deferred income taxes	(2,390)	988
Increase in cash surrender value of BOLI	(870)	(872)
Gain on sale of loans held for sale	(48,842)	(14,126)
Gain on sale of portfolio loans	—	(122)
Gain on sale of investment securities	(300)	(32)
Loss on disposed fixed assets	—	26
Origination of loans held for sale	(1,730,665)	(804,619)
Proceeds from sale of loans held for sale	1,670,431	795,184
Impairment of servicing rights	1,969	92
Loss (gain) on sale of OREO	2	(138)
Changes in operating assets and liabilities
Accrued interest receivable	(1,122)	(147)
Other assets	5,511	(4,589)
Other liabilities	5,714	(2,443)
Net cash (used by) from operating activities	(32,317)	9,177
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	12,214	10,554
Maturities, prepayments, and calls	37,964	24,293
Purchases	(99,390)	(61,282)
Maturities of certificates of deposit at other financial institutions	8,624	3,650
Activity in securities held-to-maturity:
Purchases	(7,500)	—
Purchase of certificates of deposit at other financial institutions	—	(2,480)
Loan originations and principal collections, net	(189,162)	(36,904)
Purchase of portfolio loans	(32,743)	(1,799)
Proceeds from sale of portfolio loans	—	8,487
Proceeds from sale of OREO, net	76	901
Purchase of premises and equipment, net	(1,379)	(2,463)
Change in FHLB stock, net	606	1,842
Net cash used by investing activities	(270,690)	(55,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	281,431	118,714
Proceeds from borrowings	601,158	401,447
Repayments of borrowings	(520,213)	(453,983)
Dividends paid on common stock	(3,574)	(2,856)
(Disbursements) proceeds from stock options exercised, net	(161)	705
Restricted stock awards	(34)	(204)
Common stock repurchased	(9,802)	(4,800)
Net cash from financing activities	348,805	59,023
NET INCREASE IN CASH AND CASH EQUIVALENTS	45,798	12,999

CASH AND CASH EQUIVALENTS, beginning of year	45,778	32,779
CASH AND CASH EQUIVALENTS, end of year	$91,576	$45,778

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019 (Continued)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$14,584	$18,709
Income taxes	11,685	4,351

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on investment securities, net	$3,454	$2,888
Change in unrealized loss on cash flow hedges, net	(1,231)	—
Retention in gross mortgage servicing rights from loan sales	11,139	5,400
Property taken in settlement of loans	—	312
Right-of-use assets in exchange for lease liabilities	1,202	6,232

See accompanying notes to these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 21 full-service bank branches, a headquarters that produces loans and accepts deposits, and nine home loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, Clallam, Grays Harbor, Thurston, and Lewis counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals.  The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2020 for potential recognition or disclosure.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco (“FRB”) and have an original maturity of 90 days or less at the time of purchase. At times, cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  At December 31, 2020 and 2019, the Company had $17.0 million and $8.6 million, respectively, of cash and due from banks and interest-bearing deposits at other financial institutions in excess of FDIC insured limits.

Securities - Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums to the earliest callable date and accretion of discounts to the maturity date and, if appropriate, any other-than-temporary impairment losses.. Securities available-for-sale consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in results of operations. Amortization of premiums and accretion of discounts are recognized as adjustments to yield over the contractual lives of the related securities with the exception of premiums for non-contingently callable debt securities which are amortized to the earliest call date, rather than the contractual maturity date.

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

Federal Home Loan Bank Stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain an investment in capital stock of the FHLB in an amount of $2.1 million and 4.0% of advances from the FHLB. The Bank’s required minimum level of investment in FHLB stock is based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2020 and 2019, the Bank’s minimum level of investment requirement in FHLB stock was $7.4 million and $8.0 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at December 31, 2020 and 2019.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at December 31, 2020 and 2019, respectively.

Loans Held for Sale - The Bank records all mortgage loans held for sale at fair value. Fair value is determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Gains and losses on fair value changes of loans held for sale are recorded in the gain on sale of loans component of noninterest income.  Origination fees and costs are recognized in earnings at the time of origination. Mortgage loans held for sale are sold with the mortgage service rights either released or retained by the Bank. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. All sales are made with limited recourse against the Company.

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

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as fair value hedges, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. If derivative instruments are designated as cash flow hedges, fair value adjustments related to the effective portion are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of cash flow hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income.

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

Interest on loans is accrued daily based on the principal amount outstanding. Generally, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless they are well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off are reversed against interest income. Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are returned to accrual status when the loan is performing according to its contractual terms for at least six months and the collectability of principal and interest is no longer doubtful.  The Company did not designate loans with payment deferrals granted due to the novel coronavirus of 2019 (“COVID-19’) pandemic as delinquent in accordance with provisions of The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and the Consolidated Appropriations Act, 2021 (the “CAA 2021”) and related regulatory guidance.

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

The categories of nonaccrual loans and impaired loans overlap, although they are not coextensive. The Company considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on nonaccrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount of past due and the number of days past due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Troubled Debt Restructured Loans - Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty may include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  TDR loans are considered impaired loans and are individually evaluated for impairment and can be classified as either accrual or nonaccrual.  TDR loans are classified as nonperforming loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. See “ Recent Accounting Pronouncements, Recent Events” below for payment deferrals considered to be short-term that are not considered TDRs.

Allowance for Loan and Lease Losses (“ALLL”) - The ALLL is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off and increased by provisions charged to earnings and recoveries on loans previously charged-off. The allowance is based on management’s periodic, and systematic evaluation of factors underlying the quality of the loan portfolio including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic and other conditions. Additional analysis was completed on the ALLL during 2020 based on the significance of loan modifications in accordance with the CARES Act and regulatory guidance and loan risk rating downgrades as well as  additional risk factors related to COVID-19. The appropriateness of the ALLL is estimated based on these factors and trends identified by management at the time the financial statements are prepared.

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

Premises and Equipment, Net - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation include building and building improvements from 25 to 40 years and furniture, fixtures, and equipment from three to 10 years. Leasehold and tenant improvements are amortized using the straight-line method over the lesser of useful life or the life of the related lease. Gains or losses on dispositions are reflected in Consolidated Statements of Income.

Management reviews buildings, improvements and equipment for impairment on an annual basis or whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Right of Use Lease Asset & Lease Liability - The Company leases retail space, office space, storage space, and equipment under operating leases. Most leases require the Company to pay real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Certain leases also contain lease incentives, such as tenant improvement allowances and rent abatement. Variable lease payments are recognized as lease expense as they are incurred. The Company records an operating lease right of use (ROU) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated statement of financial condition.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Many of the Company’s leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule, which are factored into our determination of lease payments when appropriate. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The ROU asset and lease liability terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Comprehensive Income (Loss) - Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses on securities available-for-sale, net of tax and unrealized holding losses on derivatives designated as cash flow hedges, net of tax recorded directly to equity.

Financial Instruments - In the ordinary course of business, the Company has entered into agreements for off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Restricted Assets - Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits.  Effective March 26, 2020, the FRB lowered the reserve ratio to zero percent. At December 31, 2020 and December 31, 2019, the Bank had no reserve requirement.

Marketing and Advertising Costs - The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $530,000 and $678,000 for the years ended December 31, 2020 and 2019, respectively.

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

Goodwill - Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Goodwill was not recorded until the first quarter of 2016 in recognition of the four retail branches purchased from Bank of America on January 22, 2016. The Company completes its annual review of goodwill during the fourth quarter of each fiscal year.  An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed.  The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount.  If the fair value exceeds the carrying amount then goodwill is not considered impaired.  If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. There was no goodwill impairment at December 31, 2020 or 2019.

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

Application of New Accounting Guidance in 2020

On January 1, 2020, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU’) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies.  Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. For a cash flow hedge, a change in the method used to assess hedge effectiveness will not result in dedesignation of the hedging relationship if certain criteria are met. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is party to cash flow hedge arrangements where the hedge effectiveness is based on LIBOR.  The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various FASB Transition Resource Group meetings. Early adoption is permitted. The Company plans to adopt Topic 326 of this ASU, in conjunction with ASU No. 2016-13, on January 1, 2023.  The adoption of Topics 815 and 825 did not have a material impact on the Company’s consolidated financial statements.

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

Recent Events - The CARES Act signed into law on March 27, 2020 also provided guidance around the modification of loans as a result of the COVID-19 pandemic, providing, among other criteria, that modifications made between March 1, 2020, and the earlier of December 31, 2020, or 60 days after the COVID-19 national emergency is terminated, on a good faith basis to borrowers who were current as of December 31, 2019, are exempt from accounting requirements for TDRs. This includes modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. On April 7, 2020, the federal banking regulators issued a revised interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic (“Interagency Statement”). The Interagency Statement confirmed that COVID-19 related short-term loan modifications (e.g., payment deferrals of six months or less) provided to borrowers that were current (less than 30 days past due) at the time the relief was granted are not TDR loans. Borrowers that do not  meet  the criteria in the CARES Act  or  the  Interagency Statement are  assessed  for TDR  loan classification in accordance with the Company’s accounting policies. As of December 31, 2020, the amount of portfolio loans remaining under payment/relief agreements includes commercial real estate loans of $31.2 million, commercial business loans of $12.8 million, a portfolio one-to-four-family loan of $308,000, and other consumer loans of $392,000. The majority of these modifications involved short-term (e.g. less than six months) extensions and/or interest-only periods. On December 27, 2020, the Consolidated Appropriations Act (“CAA 2021”) was signed into law. Among other purposes, this act provides additional coronavirus emergency response and relief, including extending relief offered under the CARES Act related to troubled debt restructurings as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier. For additional information, see “Note 3 - Loans Receivable and Allowance for Loan Losses.”

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2020 and 2019:

	December 31, 2020
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$7,940	$166	$(1)	$8,105
Corporate securities	11,885	54	(939)	11,000
Municipal bonds	69,572	2,435	(150)	71,857
Mortgage-backed securities	65,722	2,541	(76)	68,187
U.S. Small Business Administration securities	18,441	443	(15)	18,869
Total securities available-for-sale	173,560	5,639	(1,181)	178,018

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	77	(21)	7,556
Total securities held-to-maturity	7,500	77	(21)	7,556

Total securities	$181,060	$5,716	$(1,202)	$185,574

	December 31, 2019
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$8,986	$95	$(15)	$9,066
Corporate securities	10,525	52	(7)	10,570
Municipal bonds	20,516	604	—	21,120
Mortgage-backed securities	62,745	405	(300)	62,850
U.S. Small Business Administration securities	22,281	191	(21)	22,451
Total securities available-for-sale	$125,053	$1,347	$(343)	$126,057

There were no securities held-to-maturity at December 31, 2019.

At December 31, 2020, the Bank had pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.8 million to secure Washington State public deposits of $13.2 million with a $5.3 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2019, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $7.4 million to secure Washington State public deposits of $10.3 million with a $4.0 million collateral requirement.

Investment securities that were in an unrealized loss position at December 31, 2020 and 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$1,986	$(1)	$—	$—	$1,986	$(1)
Corporate securities	7,059	(939)	—	—	7,059	(939)
Municipal bonds	8,377	(150)	—	—	8,377	(150)
Mortgage-backed securities	6,903	(65)	3,002	(11)	9,905	(76)
U.S. Small Business Administration securities	2,314	(15)	—	—	2,314	(15)
Total securities available-for-sale	26,639	(1,170)	3,002	(11)	29,641	(1,181)

SECURITIES HELD-TO-MATURITY
Corporate securities	4,979	(21)	—	—	4,979	(21)
Total securities held-to-maturity	4,979	(21)	—	—	4,979	(21)

Total	$31,618	$(1,191)	$3,002	$(11)	$34,620	$(1,202)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$2,977	$(15)	$—	$—	$2,977	$(15)
Corporate securities	1,993	(7)	—	—	1,993	(7)
Mortgage-backed securities	12,345	(154)	11,459	(146)	23,804	(300)
U.S. Small Business Administration securities	4,395	(21)	—	—	4,395	(21)
Total	$21,710	$(197)	$11,459	$(146)	$33,169	$(343)

There were 21 investments with unrealized losses of less than one year and one investment with unrealized losses of more than one year at December 31, 2020. There were 13 investments with unrealized losses of less than one year and 10 investments with unrealized losses of more than one year at December 31, 2019. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity.  Based on the Company’s evaluation of these securities, no OTTI was recorded for the years ended December 31, 2020 and 2019.  Additional deterioration in market and economic conditions related to the COVID-19 pandemic, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The contractual maturities of securities available-for-sale and held-to-maturity at December 31, 2020 and 2019 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	December 31, 2020		December 31, 2019
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$978	$1,060	$996	$1,036
Due after five years through ten years	1,000	1,036	3,997	4,027
Due after ten years	5,962	6,009	3,993	4,003
Subtotal	7,940	8,105	8,986	9,066
Corporate securities
Due in one year or less	2,392	2,433	5,034	5,044
Due after one year through five years	3,493	3,491	3,491	3,532
Due after five years through ten years	4,000	3,676	2,000	1,994
Due after ten years	2,000	1,400	—	—
Subtotal	11,885	11,000	10,525	10,570
Municipal bonds
Due in one year or less	101	101	—	—
Due after one year through five years	3,749	3,980	3,774	3,833
Due after five years through ten years	7,994	8,321	3,162	3,307
Due after ten years	57,728	59,455	13,580	13,980
Subtotal	69,572	71,857	20,516	21,120
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	47,675	50,005	42,131	42,333
Federal Home Loan Mortgage Corporation (“FHLMC”)	11,825	11,913	15,250	15,179
Government National Mortgage Association (“GNMA”)	6,222	6,269	5,364	5,338
Subtotal	65,722	68,187	62,745	62,850
U.S. Small Business Administration securities
Due after one year through five years	2,266	2,353	1,546	1,555
Due after five years through ten years	8,097	8,333	11,500	11,598
Due after ten years	8,078	8,183	9,235	9,298
Subtotal	18,441	18,869	22,281	22,451
Total securities available-for-sale	173,560	178,018	125,053	126,057

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	7,500	7,556	—	—
Total securities held-to-maturity	7,500	7,556	—	—

Total securities	$181,060	$185,574	$125,053	$126,057

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the years ended December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$12,214	$300	$—

	December 31, 2019
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$10,554	$91	$(59)

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at December 31:

	December 31,	December 31,
REAL ESTATE LOANS	2020	2019
Commercial	$222,719	$210,749
Construction and development	216,975	179,654
Home equity	43,093	38,167
One-to-four-family (excludes loans held for sale)	311,093	261,539
Multi-family	131,601	133,931
Total real estate loans	925,481	824,040
CONSUMER LOANS
Indirect home improvement	286,020	254,691
Marine	85,740	67,179
Other consumer	3,418	4,340
Total consumer loans	375,178	326,210
COMMERCIAL BUSINESS LOANS
Commercial and industrial	224,476	140,531
Warehouse lending	49,092	61,112
Total commercial business loans	273,568	201,643
Total loans receivable, gross	1,574,227	1,351,893
Allowance for loan losses	(26,172)	(13,229)
Deferred costs and fees, net	(4,017)	(3,273)
Premiums on purchased loans, net	943	955
Total loans receivable, net	$1,544,981	$1,336,346

At December 31, 2020, the Bank held approximately $774.8 million in loans that qualify as collateral for FHLB advances, compared to approximately $646.1 million at December 31, 2019. The Bank held approximately $369.2 million in loans that qualify as collateral for an FRB line of credit at December 31, 2020, compared to approximately $318.8 million at December 31, 2019.  During the year ended December 31, 2020, the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations.  PPP loans included in commercial and industrial business loans totaled $62.1 million, all of which are fully guaranteed by the SBA. The Bank expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act. At December 31, 2020, all of the Bank’s PPP loans were pledged as collateral for non-recourse advances under the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”). For additional information, see “Note 9 - Debt.”

Included in the carrying value of gross loans are net discounts on loans purchased in the Anchor Bank acquisition in November 2018.  The remaining net discount on loans acquired was $1.5 million and $2.7 million, on $132.6 million and $198.5 million of gross loans at December 31, 2020 and December 31, 2019, respectively.

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

The following tables detail activity in the allowance for loan losses by loan categories for the years shown:

	At or For the Year Ended December 31, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$6,206	$3,766	$3,254	$3	$13,229
Provision for loan losses	7,622	3,372	1,354	688	13,036
Charge-offs	—	(1,101)	(22)	—	(1,123)
Recoveries	18	659	353	—	1,030
Net recoveries (charge-offs)	18	(442)	331	—	(93)
Ending balance	$13,846	$6,696	$4,939	$691	$26,172
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$305	$990	$—	$1,310
Loans collectively evaluated for impairment	13,831	6,391	3,949	691	24,862
Ending balance	$13,846	$6,696	$4,939	$691	$26,172
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,280	$871	$5,610	$—	$7,761
Loans collectively evaluated for impairment	924,201	374,307	267,958	—	1,566,466
Ending balance	$925,481	$375,178	$273,568	$—	$1,574,227

	At or For the Year Ended December 31, 2019
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$5,761	$3,351	$3,191	$46	$12,349
Provision (recapture) for loan losses	439	838	1,646	(43)	2,880
Charge-offs	(5)	(1,040)	(1,583)	—	(2,628)
Recoveries	11	617	—	—	628
Net recoveries (charge-offs)	6	(423)	(1,583)	—	(2,000)
Ending balance	$6,206	$3,766	$3,254	$3	$13,229
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$167	$—	$—	$182
Loans collectively evaluated for impairment	6,191	3,599	3,254	3	13,047
Ending balance	$6,206	$3,766	$3,254	$3	$13,229
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,635	$493	$—	$—	$3,128
Loans collectively evaluated for impairment	821,405	325,717	201,643	—	1,348,765
Ending balance	$824,040	$326,210	$201,643	$—	$1,351,893

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on nonaccrual once the loan is 90 days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, or as required by regulatory authorities. The exception is the legacy Anchor Bank credit card portfolio acquired in the November 2018 merger (“Anchor Acquisition”) which is serviced externally and loans are manually placed on nonaccrual once the credit card payment is 90 days past due.

As a result of the negative impact on employment from the COVID-19 pandemic, the Company anticipates higher levels of financial hardship for its customers, which the Company expects will lead to higher levels of forbearance, delinquency and defaults until such time as the economy and employment return to relatively normal levels. The Company has and will continue to assist customers with an array of payment relief programs during periods of financial hardship, including forbearance. Forbearance allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is repaid over a specified time period when the loan re-enters repayment status.

As of December 31, 2020, the amount of loans remaining under payment/relief agreements included commercial real estate loans of $31.2 million, commercial business loans of $12.8 million, a portfolio one-to-four-family loan of $308,000, and consumer loans of $392,000. These loans were classified as current and accruing interest as of December 31, 2020, with the exception of two commercial business loans totaling $4.4 million classified as current and nonaccrual. These modifications were not classified as TDRs at December 31, 2020 in accordance with the CARES Act and related bank agency regulatory guidance. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.  At December 31, 2020 and December 31, 2019, the Company had no TDRs.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans for the years ended December 31, 2020 and 2019:

	December 31, 2020
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$222,719	$222,719	$—
Construction and development	1,850	—	—	1,850	215,125	216,975	—
Home equity	127	137	219	483	42,610	43,093	636
One-to-four-family	389	404	512	1,305	309,788	311,093	644
Multi-family	—	—	—	—	131,601	131,601	—
Total real estate loans	2,366	541	731	3,638	921,843	925,481	1,280
CONSUMER LOANS
Indirect home improvement	683	331	325	1,339	284,681	286,020	826
Marine	28	77	22	127	85,613	85,740	44
Other consumer	73	22	—	95	3,323	3,418	1
Total consumer loans	784	430	347	1,561	373,617	375,178	871
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	1,204	—	1,204	223,272	224,476	5,610
Warehouse lending	—	—	—	—	49,092	49,092	—
Total commercial business loans	—	1,204	—	1,204	272,364	273,568	5,610
Total loans	$3,150	$2,175	$1,078	$6,403	$1,567,824	$1,574,227	$7,761

	December 31, 2019
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$210,749	$210,749	$1,086
Construction and development	533	—	—	533	179,121	179,654	—
Home equity	109	—	185	294	37,873	38,167	190
One-to-four-family	894	114	1,150	2,158	259,381	261,539	1,264
Multi-family	—	—	—	—	133,931	133,931	—
Total real estate loans	1,536	114	1,335	2,985	821,055	824,040	2,540
CONSUMER LOANS
Indirect home improvement	692	227	147	1,066	253,625	254,691	468
Marine	15	—	—	15	67,164	67,179	—
Other consumer	71	2	20	93	4,247	4,340	25
Total consumer loans	778	229	167	1,174	325,036	326,210	493
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	140,531	140,531	—
Warehouse lending	—	—	—	—	61,112	61,112	—
Total commercial business loans	—	—	—	—	201,643	201,643	—
Total loans	$2,314	$343	$1,502	$4,159	$1,347,734	$1,351,893	$3,033

There were no loans 90 days or more past due and still accruing interest at both December 31, 2020 and December 31, 2019.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which an allowance for loan losses has been provided and loans for which no allowance was provided for the years ended December 31, 2020 and 2019:

	December 31, 2020
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Home equity	$687	$636	$—
One-to-four-family	645	584	—
Commercial business loans:
Commercial and industrial	1,203	1,203	—
	2,535	2,423	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	826	826	289
Marine	44	44	15
Other consumer	1	1	1
Commercial business loans:
Commercial and industrial	4,407	4,407	990
	5,339	5,338	1,310
Total	$7,874	$7,761	$1,310

	December 31, 2019
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Commercial	$1,097	$1,086	$—
Home equity	278	225	—
One-to-four-family	1,293	1,264	—
Consumer loans
Other consumer	17	17	—
	2,685	2,592	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	468	468	164
Other consumer	8	8	3
	537	536	182
Total	$3,222	$3,128	$182

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the years ended December 31, 2020 and 2019:

	At or For the Year Ended
	December 31, 2020		December 31, 2019
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$996	$—	$90	$56
Home equity	485	25	206	3
One-to-four-family	954	17	1,500	34
Consumer loans:
Other consumer	3	—	4	2
Commercial business loans:
Commercial and industrial	100	37	180	—
	2,538	79	1,980	95
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	60	—	5	5
Consumer loans:
Indirect	675	60	463	42
Marine	40	3	13	—
Other consumer	1	—	5	1
Commercial business loans:
Commercial and industrial	2,531	162	96	—
	3,307	225	582	48
Total	$5,845	$304	$2,562	$143

Credit Quality Indicators

As part of the Company’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans and (v) the general economic conditions in the Company’s markets.  All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

The Company utilizes a risk grading matrix to assign a risk grade to its real estate and commercial business loans. Loans are graded on a scale of 1 to 10, with loans in risk grades 1 to 6 considered “Pass” and loans in risk grades 7 to 10 are reported as classified loans in the Company’s allowance for loan loss analysis.

A description of the 10 risk grades is as follows:

●	Grades 1 and 2 - These grades include loans to very high quality borrowers with excellent or desirable business credit.
●	Grade 3 - This grade includes loans to borrowers of good business credit with moderate risk.
●	Grades 4 and 5 - These grades include “Pass” grade loans to borrowers of average credit quality and risk.
●	Grade 6 - This grade includes loans on management’s “Watch” list and is intended to be utilized on a temporary basis for “Pass” grade borrowers where frequent and thorough monitoring is required due to credit weaknesses and where significant risk-modifying action is anticipated in the near term.
●	Grade 7 - This grade is for “Other Assets Especially Mentioned (OAEM)” in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.
●	Grade 8 - This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.
●	Grade 9 - This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.
●	Grade 10 - This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

Consumer, Home Equity, and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded “4” or “5” internally. Loans that are past due more than 90 days are classified “Substandard” risk graded “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell. Management may more conservatively risk rate credits even if paying in accordance with the loan’s repayment terms.

Commercial real estate, construction and development, multi-family and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations.

The following tables summarize risk rated loan balances by category at the dates indicated:

	December 31, 2020
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$157,932	$60,834	$3,013	$940	$—	$—	$222,719
Construction and development	212,209	2,917	1,849	—	—	—	216,975
Home equity	42,457	—	—	636	—	—	43,093
One-to-four-family	303,610	162	187	7,134	—	—	311,093
Multi-family	131,601	—	—	—	—	—	131,601
Total real estate loans	847,809	63,913	5,049	8,710	—	—	925,481
CONSUMER LOANS
Indirect home improvement	285,194	—	—	826	—	—	286,020
Marine	85,696	—	—	44	—	—	85,740
Other consumer	3,417	—	—	1	—	—	3,418
Total consumer loans	374,307	—	—	871	—	—	375,178
COMMERCIAL BUSINESS LOANS
Commercial and industrial	190,392	23,945	2,073	8,066	—	—	224,476
Warehouse lending	49,092	—	—	—	—	—	49,092
Total commercial business loans	239,484	23,945	2,073	8,066	—	—	273,568
Total loans receivable, gross	$1,461,600	$87,858	$7,122	$17,647	$—	$—	$1,574,227

	December 31, 2019
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$203,703	$2,274	$3,686	$1,086	$—	$—	$210,749
Construction and development	177,109	2,545	—	—	—	—	179,654
Home equity	37,942	—	35	190	—	—	38,167
One-to-four-family	259,580	635	60	1,264	—	—	261,539
Multi-family	127,792	6,139	—	—	—	—	133,931
Total real estate loans	806,126	11,593	3,781	2,540	—	—	824,040
CONSUMER LOANS
Indirect home improvement	254,223	—	—	468	—	—	254,691
Marine	67,179	—	—	—	—	—	67,179
Other consumer	4,315	—	—	25	—	—	4,340
Total consumer loans	325,717	—	—	493	—	—	326,210
COMMERCIAL BUSINESS LOANS
Commercial and industrial	125,025	10,435	1,442	3,629	—	—	140,531
Warehouse lending	61,112	—	—	—	—	—	61,112
Total commercial business loans	186,137	10,435	1,442	3,629	—	—	201,643
Total loans receivable, gross	$1,317,980	$22,028	$5,223	$6,662	$—	$—	$1,351,893

At December 31, 2020, there were no TDRs that were modified in the previous 12 months that subsequently defaulted in the reporting year. The Company had no TDRs at December 31, 2020 or 2019.

Related Party Loans

Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations.

Outstanding loan balances were as follows and were within regulatory limitations:

	At December 31,
	2020	2019
Beginning balance	$3,249	$3,325
Additions	581	—
Repayments	(33)	(76)
Ending balance	$3,797	$3,249

The aggregate maximum loan balance of extended credit was $4.2 million and $3.6 million at December 31, 2020 and 2019, respectively, and includes the ending balances from the tables above.

These loans and lines of credit were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability.

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $2.17 billion and $1.46 billion at December 31, 2020 and 2019, respectively.

The following table summarizes servicing rights activity for the years ended December 31, 2020 and 2019:

	At or For the Year Ended
	December 31,
	2020	2019
Beginning balance	$11,560	$10,429
Additions	11,139	5,400
Servicing rights amortized	(8,135)	(4,177)
Impairment of servicing rights	(1,969)	(92)
Ending balance	$12,595	$11,560

The fair market value of the servicing rights’ assets was $12.8 million and $13.3 million at December 31, 2020 and December 31, 2019, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At December 31,	At December 31,
Key assumptions:	2020	2019
Weighted average discount rate	9.1%	9.7%
Conditional prepayment rate (“CPR”)	32.6%	17.1%
Weighted average life in years	3.0	5.1

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC,

GNMA, or FHLB serviced home loan. The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at December 31, 2020 and December 31, 2019:

		December 31, 2020	December 31, 2019
Aggregate portfolio principal balance (1)		$2,133,473	$1,463,732
Weighted average rate of note		3.5%	4.2%

At December 31, 2020	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	32.6%	40.6%	59.6%
Fair value MSR	$12,833	$10,922	$8,286
Percentage of MSR	0.6%	0.5%	0.4%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$12,833	$12,696	$12,562
Percentage of MSR	0.6%	0.6%	0.6%

At December 31, 2019	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	17.1%	24.6%	32.5%
Fair value MSR	$13,255	$10,582	$8,674
Percentage of MSR	0.9%	0.7%	0.6%

Discount rate	9.7%	10.2%	10.7%
Fair value MSR	$13,255	$13,037	$12,826
Percentage of MSR	0.9%	0.9%	0.9%

_______________________________

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

The Company recorded $4.4 million and $3.5 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the years ended December 31, 2020 and 2019, respectively. The income, net of amortization, or reduction in income, if MSR amortization is greater than servicing fees, is reported in noninterest income on the Consolidated Statements of Income.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2020 and 2019 were as follows:

	2020	2019
Land	$5,227	$5,227
Buildings	16,769	16,769
Furniture, fixtures, and equipment	14,724	13,562
Leasehold improvements	2,859	2,848
Building improvements	6,830	6,572
Projects in process	355	407
Subtotal	46,764	45,385
Less accumulated depreciation and amortization	(19,421)	(16,615)
Total	$27,343	$28,770

Depreciation and amortization expense for these assets totaled $2.8 million for both years ended December 31, 2020 and 2019, respectively.

NOTE 6 - LEASES

The Company has operating leases for retail bank and home lending branches, and certain equipment.  The Company’s leases have remaining lease terms of five months to nine and a half years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the years ended December 31, 2020 and 2019:

	Year Ended	Year Ended
Lease cost:	December 31, 2020	December 31, 2019
Operating lease cost	$1,393	$1,285
Short-term lease cost	11	166
Total lease cost	$1,404	$1,451

The following table provides supplemental information related to operating leases at or for the years ended December 31, 2020 and 2019:

	At or For the		At or For the
Cash paid for amounts included in the	Year Ended		Year Ended
measurement of lease liabilities:	December 31, 2020		December 31, 2019
Operating cash flows from operating leases	$1,365		$1,331
Weighted average remaining lease term- operating leases	5.4	years	5.3	years
Weighted average discount rate- operating leases	2.48%		3.00%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at December 31, 2020 for future periods are as follows:

2021	$1,319
2022	1,222
2023	839
2024	787
2025	478
Thereafter	949
Total lease payments	5,594
Less imputed interest	(418)
Total	$5,176

NOTE 7 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at and for the years ended December 31:

	At or For the Year Ended
	December 31,
	2020	2019
Beginning balance	$168	$689
Additions	—	242
Gross proceeds from sale of OREO	(76)	(901)
(Loss) gain on sale of OREO	(2)	138
Ending balance	$90	$168

There was one OREO property in the amount of $90,000 at December 31, 2020, and two OREO properties totaling $168,000 at December 31, 2019.  Holding costs were $4,000 and $13,000 for the years ended December 31, 2020 and 2019, respectively.

There were $662,000 and $1.0 million in mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2020, and 2019, respectively.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at December 31:

	December 31,	December 31,
	2020	2019
Noninterest-bearing checking	$348,421	$260,131
Interest-bearing checking	226,282	177,972
Savings	152,842	118,845
Money market	429,548	270,489
Certificates of deposit less than $100,000	299,157	277,988
Certificates of deposit of $100,000 through $250,000	135,901	181,402
Certificates of deposit of $250,000 and over	67,488	92,110
Escrow accounts related to mortgages serviced	14,432	13,471
Total	$1,674,071	$1,392,408

Scheduled maturities of time deposits at December 31, 2020 for future years ending are as follows:

At December 31, 2020
Maturing in 2021	$340,867
Maturing in 2022	88,529
Maturing in 2023	19,991
Maturing in 2024	20,131
Maturing in 2025	33,027
Thereafter	1
Total	$502,546

Interest expense by deposit category for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended
	December 31,
	2020	2019
Interest-bearing checking	$388	$1,414
Savings and money market	2,458	3,098
Certificates of deposit	9,134	11,650
Total	$11,980	$16,162

The Company had related party deposits of approximately $4.0 million and $3.3 million at December 31, 2020 and 2019, respectively, which includes deposits held for directors and executive officers.

NOTE 9 - DEBT

Borrowings

The Bank is a member of the FHLB of Des Moines, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2020 and 2019, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse federal funds (“Fed Funds”) advance, which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank.

Credit is limited to 45% of the Company’s total assets and available pledged assets. The Bank entered into an Advances, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2020, loans of approximately $774.8 million were pledged to the FHLB. At December 31, 2020, the Bank’s total borrowing capacity was $568.2 million with the FHLB of Des Moines, with unused borrowing capacity of $459.9 million.  In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. At December 31, 2020 and 2019, the Bank had approximately $369.2 million and $318.8 million, respectively, in pledged consumer loans with a Term Auction or Term Facility borrowing capacity of $179.6 million and $156.1 million, respectively, of which none was outstanding at either date. The Bank also had $101.0 million unsecured Fed Funds lines of credit with other financial institutions of which none was outstanding at December 31, 2020.

The Company participated in the PPP and has 423 PPP loans totaling $62.1 million at December 31, 2020 for borrowers in the communities we serve.  The Company utilized the FRB's PPPLF, pursuant to which it pledged its PPP loans as collateral at face value to obtain FRB non-recourse advances.  As of December 31, 2020, the Company has borrowed $63.3 million under the PPPLF, with no additional borrowing capacity.  Advances under the PPPLF incur interest at a per annum rate of 0.35%.  The maturity date of any PPPLF advance (the “Maturity Date”) will be the maturity date of the PPP loan pledged to secure the PPPLF advance.  The Maturity Date of any PPPLF advance will be accelerated on and to the extent of (i) the date of any loan forgiveness reimbursement by the SBA for any PPP loan securing the PPPLF advance;

or (ii) the date of purchase by the SBA from the Bank of any PPP loan securing the PPPLF loan advance to realize on the SBA’s guarantee of the PPP loan.

PPPLF loans may be prepaid in full or in part, without penalty.  The Bank shall prepay PPPLF advances (i) on the date and to the extent of the payment by the SBA for the amount of covered loan forgiveness for any PPP loan securing the PPPLF advance; (ii) on the date of purchase by the SBA from the Bank of a PPP loan securing the PPPLF advances to realize on the SBA’s guarantee of such PPP loans; or (iii) on the date and to the extent a borrower under a PPP loan repays or prepays such PPP loans, in each case, so that the amount of any PPPLF advances outstanding does not exceed the outstanding amount of PPP loans pledged to secure such PPPLF advances.  At December 31, 2020, of the $63.3 million of borrowings under PPPLF, $62.0 million were set to mature in 2022 and $1.3 million in 2025.

Advances on these lines at December 31, 2020 and 2019 were as follows:

	2020	2019
Federal Home Loan Bank - (interest rates ranging from 1.58% to 2.87% at both December 31, 2020 and 2019)	$102,528	$84,864
Paycheck Protection Program Liquidity Facility - (interest rate 0.35% at December 31, 2020)	63,281	—
Total	$165,809	$84,864

Subsequent to December 31, 2020, on February 10, 2021, FS Bancorp, Inc. completed the private placement of $50.0 million of its 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) at an offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after placement agent fees and offering expenses, of approximately $49.3 million.  For regulatory capital purposes, the subordinated notes have been structured to qualify initially as Tier 2 capital for the Company.

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

The Subordinated Note’s maturity date was October 1, 2025, but the Company prepaid with regulatory approval on January 4, 2021, five years after the Closing Date. The Company contributed $9.0 million of the proceeds from the Subordinated Note as additional capital to the Bank in the fourth quarter of 2015 and used the balance to fund general working capital and operating expenses.

The maximum and average balances and weighted average interest rates on debt during the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Maximum balance:
Federal Home Loan Bank advances and Fed Funds	$159,114	$186,401
Federal Reserve Bank	$40,000	$5,000
Fed Funds lines of credit	$865	$5,000
Subordinated note	$10,000	$10,000
Paycheck Protection Program Liquidity Facility	$74,112	$—
Average balance:
Federal Home Loan Bank advances and Fed Funds	$99,773	$93,653
Federal Reserve Bank	$1,096	$167
Fed Funds lines of credit	$3	$318
Subordinated note	$10,000	$10,000
Paycheck Protection Program Liquidity Facility	$46,965	$—
Weighted average interest rates
Federal Home Loan Bank advances and Fed Funds	1.80%	2.61%
Fed Funds	0.25%	2.96%
Fed Funds lines of credit	0.36%	2.09%
Subordinated note	6.50%	6.50%
Paycheck Protection Program Liquidity Facility	0.35%	—%

Scheduled maturities of Federal Home Loan Bank advances were as follows:

		Interest
Years Ending December 31,	Balances	Rates
2021	$75,000	1.60%
2022	13,633	2.03%
2023	13,895	1.77%
Total	$102,528

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

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 259,210 shares of FS Bancorp, Inc. common stock in the open market at an average price of $10.17 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2020, the ESOP paid the ninth annual installment of principal in the amount of $282,000, plus accrued interest of $13,000 pursuant to the ESOP loan agreement.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at December 31, 2020 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2020 and 2019, was $1.3 million, and $1.5 million, respectively.

Shares held by the ESOP at December 31, 2020 and December 31, 2019, were as follows (shown as actual):

	Balances	Balances
	at December 31, 2020	at December 31, 2019
Allocated shares	213,744	189,511
Committed to be released shares	—	—
Unallocated shares	25,921	51,842
Total ESOP shares	239,665	241,353

Fair value of unallocated shares (in thousands)	$1,307	$3,006

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions of 1% to 3%, and 50% for contributions of 4% to 5%. There was a $1.5 million and $1.2 million matching contribution for the years ended December 31, 2020 and 2019, respectively.

NOTE 11 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2020 and 2019, were as follows:

	2020	2019
Provision for income taxes
Current	$12,976	$4,425
Deferred	(2,390)	988
Total provision for income taxes	$10,586	$5,413

A reconciliation of the effective income tax rate with the federal statutory tax rates at December 31, 2020 and 2019 was as follows:

	2020		2019
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$10,469	21.0%	$5,907	21.0%
Tax exempt income	(292)	(0.6)	(225)	(0.8)
Nondeductible items resulting in increase in tax	57	0.1	129	0.5
Increase (decrease) in tax resulting from other items	175	0.4	(78)	(0.3)
Equity compensation	(46)	(0.1)	(691)	(2.5)
Executive compensation	8	—	112	0.4
ESOP	215	0.4	259	0.9
Total	$10,586	21.2%	$5,413	19.2%

Total deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

Deferred Tax Assets	2020	2019
Net operating loss carryforward	$527	$864
Allowance for loan losses	5,775	2,844
Purchase accounting adjustments	—	466
Other real estate owned	126	126
Nonaccrued loan interest	6	13
Restricted stock awards	97	68
Non-qualified stock options	251	185
Interest rate swaps designated as cash flow hedge	265	—
Lease liability	1,113	1,121
Accrued compensation	430	—
Other	224	351
Total deferred tax assets	8,814	6,038
Deferred Tax Liabilities
Loan origination costs	(2,134)	(1,341)
Servicing rights	(2,708)	(2,525)
Stock dividend - FHLB stock	(55)	(59)
Property, plant, and equipment	(1,097)	(1,362)
Purchase accounting adjustments	(830)	(1,404)
Securities available-for-sale	(958)	(216)
Lease right-of-use assets	(1,090)	(1,078)
Other	—	(24)
Total deferred tax liabilities	(8,872)	(8,009)
Net deferred tax liabilities	$(58)	$(1,971)

The Company files a U.S. Federal income tax return and Oregon and Idaho state returns, which are subject to examination by tax authorities for years 2017 and later. At December 31, 2020 and 2019, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2020 and 2019, the Company recognized no interest and penalties.

In response to the COVID-19 pandemic, the CARES Act, among other things, permits net operating loss (“NOL”) carryforwards and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes, and it provides options for accelerating refunds associated with previously paid alternative minimum taxes. The Company benefited from the alternative minimum tax refund provisions of the CARES Act and submitted accelerated refund claims during the year ended December 31, 2020. At December 31, 2020, the Company had a remaining NOL of approximately $2.4 million, which begins to expire in 2035.

On December 27, 2020, the CAA 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2020, the Company has determined that neither this act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on its effective tax rate.

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

The following table provides a summary of the Company’s commitments at December 31, 2020 and 2019:

COMMITMENTS TO EXTEND CREDIT	December 31,	December 31,
REAL ESTATE LOANS	2020	2019
Commercial	$1,293	$247
Construction and development	143,666	95,031
One-to-four-family (includes locks for saleable loans)	147,712	39,697
Home equity	52,457	47,880
Multi-family	658	622
Total real estate loans	345,786	183,477
CONSUMER LOANS	23,365	22,176
COMMERCIAL BUSINESS LOANS
Commercial and industrial	106,171	72,731
Warehouse lending	52,909	33,888
Total commercial business loans	159,080	106,619
Total commitments to extend credit	$528,231	$312,272

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the amount of the total commitments does  not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $407,000 and $293,000 at December 31, 2020 and 2019, respectively. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.  The Company’s derivative positions are presented with discussion in “Note 17 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through December 31, 2020, the total loans sold to the FHLB were $30.0 million with the FLA being $938,000 and the CE obligation at $811,000 or 2.7% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE obligation, or $272,000, which is a part of the off-balance sheet holdback for loans sold. At December 31, 2020, there were $498,000 of loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date, compared to none at December 31, 2019.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.0 million and $1.2 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at December 31, 2020 and 2019, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at December 31, 2020.

NOTE 13 - SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington and near the one loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement  loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, and Nevada. Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.  The concentration on commercial real estate remains below the 300% of Risk Based Capital regulatory threshold and the subset of construction concentration, excluding owner-occupied loans is within Board approved limits.  The construction, land development, and other land concentration represents less than 100% of the Bank’s total regulatory capital at 89.6% and is focused on in city, in fill vertical construction financing in King and Snohomish counties. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

The federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act.  This final rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  The community bank leverage ratio (“CBLR”) final rule was effective on January 1, 2020, and allows qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy.  Banks opting into the CBLR framework are not required to calculate or report risk-based capital.  A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets.  The final rule adopted Tier 1 capital and the existing leverage ratio into the community bank leverage ratio framework.  A bank electing the framework is not subject to other capital and leverage requirements.  A bank electing the framework that ceases to meet any qualifying criteria in a future period and that has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements.  A bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  Among other things, the CARES Act directs federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal banking agencies issued two interim final rules implementing this directive.  One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. Effective October 1, 2020, the final rule made no change to the interim final rule issued in April.

The Bank qualified for and elected the CBLR framework as of March 31, 2020. The Tier 1 leverage-based capital ratio calculated for the Bank at December 31, 2020 was 10.9%, compared to 11.6% at December 31, 2019.  At December 31, 2020, the Bank had Tier 1 capital of $215.9 million and a minimum Tier 1 capital requirement of $159.1 million to be considered well capitalized under the CBLR framework. At December 31, 2019, the Bank had Tier 1 capital of $196.0 million and a minimum Tier 1 capital requirement of $84.8 million to be considered well capitalized for the Tier 1 leverage-based ratio under the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (“Basel III”) requirements. At both December 31, 2020 and December 31, 2019, the Bank was categorized as well capitalized under applicable regulatory requirements.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Management believes, at December 31, 2020, that the Bank met all capital adequacy requirements.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2020, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at December 31, 2020 was 11.1%, compared to 11.3% at December 31, 2019.

NOTE 15 - FAIR VALUE MEASUREMENTS

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

Securities - The fair value of securities available-for-sale and held-to-maturity are recorded on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow, and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios (Level 2). Certain other corporate securities and municipal bonds are generally measured at fair value based on discounted cash flow models (Level 3).  Transfers between the fair value hierarchy are determined through the third-party service provider which, from time to time will transfer between levels based on market conditions per the related security. All models and processes used take into account market convention.

Mortgage Loans Held for Sale - The fair value of loans held for sale reflects the value of commitments with investors and/or the relative price as delivered into a To-Be-Announced (“TBA”) mortgage-backed security (Level 2).

Derivative Instruments - Fair values for derivative assets and liabilities are measured on a recurring basis.  The primary use of a derivative instrument is related to the mortgage banking activities of the Company. The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. TBA mortgage-backed securities are fair valued on similar contracts in active markets (Level 2) while locks and forwards with customers and investors are fair valued using similar contracts in the market and changes in the market interest rates (Level 2 and 3).  Derivative instruments not related to mortgage banking activities include interest rate swap agreements. The fair values of interest rate swap agreements are based on valuation models using observable market data as of the measurement date (Level 2).  The Company’s derivatives are traded in an over-the-counter market where quoted market prices are not always available.  Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs.  The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including market transactions and third-party pricing services.  The fair values of all interest rate swaps are determined from third-party pricing services without adjustment.

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

The following table presents securities available-for-sale, mortgage loans held for sale, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At December 31, 2020
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,105	$—	$8,105
Corporate securities	—	10,016	984	11,000
Municipal bonds	—	71,730	127	71,857
Mortgage-backed securities	—	68,187	—	68,187
U.S. Small Business Administration securities	—	18,869	—	18,869
Mortgage loans held for sale, at fair value	—	166,448	—	166,448
Derivatives:
Interest rate swaps	—	21	—	21
Interest rate lock commitments with customers	—	—	4,024	4,024
Total assets measured at fair value	$—	$343,376	$5,135	$348,511
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(67)	$(67)
Forward TBA mortgage-backed securities	—	(1,602)	—	(1,602)
Interest rate swaps	—	(1,252)	—	(1,252)
Total liabilities measured at fair value	$—	$(2,854)	$(67)	$(2,921)

Financial Assets	At December 31, 2019
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$9,066	$—	$9,066
Corporate securities	—	9,546	1,024	10,570
Municipal bonds	—	20,982	138	21,120
Mortgage-backed securities	—	62,850	—	62,850
U.S. Small Business Administration securities	—	22,451	—	22,451
Mortgage loans held for sale, at fair value	—	69,699	—	69,699
Derivatives:
Interest rate lock commitments with customers	—	—	557	557
Total assets measured at fair value	$—	$194,594	$1,719	$196,313
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(195)	$(195)
Forward TBA mortgage-backed securities	—	(8)	—	(8)
Total liabilities measured at fair value	$—	$(8)	$(195)	$(203)

The following table presents impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$7,761	$7,761
OREO	—	—	90	90
Servicing rights	—	—	12,833	12,833

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$3,128	$3,128
OREO	—	—	168	168
Servicing rights	—	—	13,255	13,255

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at December 31, 2020 and 2019:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		December 31,	December 31,
Instruments	Techniques	Inputs	Range	2020	2019
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	91.6%	94.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	91.6%	94.5%
Corporate securities	Discounted cash flows	Discount rate	2.5%	2.5%	2.1%
Municipal bonds	Discounted cash flows	Discount rate	6.4%	6.4%	3.4%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	32.6%	17.1%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2020 and 2019.

		Purchases				Net change in	Net change in
	Beginning	and	Sales and	Transfers	Ending	fair value for	fair value for
2020	Balance	Issuances	Settlements	In	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$557	$53,281	$(49,814)	$—	$4,024	$3,467	$—
Individual forward sale commitments with investors	(195)	(4,857)	4,985	—	(67)	128	—
Securities available-for-sale, at fair value	1,162	—	(51)	—	1,111	—	(40)
2019
Interest rate lock commitments with customers	$503	$11,063	$(11,009)	$—	$557	$54	$—
Individual forward sale commitments with investors	(34)	(1,444)	1,283	—	(195)	(161)	—
Securities available-for-sale, at fair value	—	—	—	1,162	1,162	—	—

_____________________________

(1) Relating to items held at end of period included in income.

(2) Relating to items held at end of period included in other comprehensive income.

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded in noninterest income.

The following table provides estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019, whether or not recognized at fair value in the Consolidated Balance Sheets:

	December 31,		December 31,
	2020		2019
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$91,576	$91,576	$45,778	$45,778
Certificates of deposit at other financial institutions	12,278	12,278	20,902	20,902
Level 2 inputs:
Securities available-for-sale, at fair value	176,907	176,907	124,895	124,895
Securities held-to-maturity	7,500	7,556	—	—
Loans held for sale, at fair value	166,448	166,448	69,699	69,699
FHLB stock, at cost	7,439	7,439	8,045	8,045
Interest rate swaps	21	21	—	—
Accrued interest receivable	7,030	7,030	5,908	5,908
Level 3 inputs:
Securities available-for-sale, at fair value	1,111	1,111	1,162	1,162
Loans receivable, gross	1,574,227	1,580,360	1,351,893	1,377,408
Servicing rights, held at lower of cost or fair value	12,595	12,833	11,560	13,255
Fair value interest rate locks with customers	4,024	4,024	557	557
Financial Liabilities
Level 2 inputs:
Deposits	1,674,071	1,674,328	1,392,408	1,385,658
Borrowings	165,809	167,680	84,864	85,268
Subordinated note	10,000	11,083	9,885	10,599
Accrued interest payable	406	406	273	273
Interest rate swaps	1,252	1,252	—	—
Forward TBA mortgage-backed securities	1,602	1,602	8	8
Level 3 inputs:
Mandatory and best effort forward commitments with investors	67	67	195	195

NOTE 16 - EARNINGS PER SHARE

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended December 31, 2020 and 2019:

	At or For the Year Ended December 31,
Numerator (in thousands):	2020	2019
Net income	$39,264	$22,717
Dividends and undistributed earnings allocated to participating securities	(192)	(73)
Net income available to common shareholders	$39,072	$22,644
Denominator (shown as actual):
Basic weighted average common shares outstanding	4,273,350	4,414,032
Dilutive shares	81,019	108,992
Diluted weighted average common shares outstanding	4,354,369	4,523,024
Basic earnings per share	$9.14	$5.13
Diluted earnings per share	$8.97	$5.01
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	66,619	36,337

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

The net unrealized loss on cash flow hedges recorded in accumulated other comprehensive income was $967,000, net of tax, at December 31, 2020.  The Company reclassified realized losses of $198,000 from accumulated other comprehensive income to interest expense related to these cash flow hedges for the year ended December 31, 2020.  The Company had no cash flow hedges in 2019. The Company expects that approximately $492,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months  related to these cash flow hedges.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	December 31, 2020
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$21	$1,252
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	136,739	4,024	—
Mandatory and best effort forward commitments with investors	25,027	—	67
Forward TBA mortgage-backed securities	232,000	—	1,602

	December 31, 2019
		Fair Value
Non-hedging derivatives:	Notional	Asset	Liability
Fallout adjusted interest rate lock commitments with customers	$33,914	$557	$—
Mandatory and best effort forward commitments with investors	43,752	—	195
Forward TBA mortgage-backed securities	46,000	—	8

At December 31, 2020 and 2019, the Company had $232.0 million and $46.0 million of TBA trades with counterparties that required margin collateral of $3.3 million and $1.2 million, respectively.  At December 31, 2020, the Bank had pledged two securities with a carrying value of $3.4 million to secure interest rate swaps designated as cash flow hedges.

Changes in the fair value of the non-hedging derivatives recognized in noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net gain of $6.3 million and $303,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2020 and 2019:

		Unrealized Gains
	Gains and	and Losses
	Losses on	on Available
	Cash Flow	for Sale
Year Ended December 31, 2020	Hedges	Securities	Total
Beginning balance	$—	$788	$788
Other comprehensive (loss) income before
reclassification, net of tax	(1,122)	2,947	1,825
Amounts reclassified from accumulated other
comprehensive income (loss), net of tax	155	(235)	(80)
Net current period other comprehensive (loss) income	(967)	2,712	1,745
Ending balance	$(967)	$3,500	$2,533

		Unrealized Gains
	Gains and	and Losses
	Losses on	on Available
	Cash Flow	for Sale
Year Ended December 31, 2019	Hedges	Securities	Total
Beginning balance	$—	$(1,479)	$(1,479)
Other comprehensive income before
reclassification, net of tax	—	2,292	2,292
Amounts reclassified from accumulated other
comprehensive loss, net of tax	—	(25)	(25)
Net current period other comprehensive income	—	2,267	2,267
Ending balance	$—	$788	$788

NOTE 19 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorizes 650,000 shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 163,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. On August 15, 2020, the Company awarded grants of 24,880 RSAs and 62,285 stock options with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of $42.70 per share.  At December 31, 2020, there were 274,060 stock option awards and 92,905 RSAs available to be granted under the 2018 Plan.

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The Plan provides for the grant of stock options and RSAs. The 2013 Plan authorizes the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 stock options were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of May 8, 2014, of $16.89 per share. The 2013 Plan authorized the grant of RSAs totaling 129,605 shares to Company directors, advisory directors, emeritus directors, officers, and employees, all of which have been granted. All options and RSAs previously granted have vested at December 31, 2020.  At December 31, 2020, there were 6,013 stock option awards available to be granted under the 2013 Plan.

Total share-based compensation expense was $1.0 million for the year ended December 31, 2020, and $869,000 for the year ended December 31, 2019. The related income tax benefit was $214,000 and $182,000 for the years ended December 31, 2020 and 2019, respectively.

Stock Options

Both plans consist of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Stock option awards generally vest at one year for independent directors or over a five year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting and 6.5 years for five-year vesting.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the years ended December 31, 2020 and 2019.

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Dividend yield	1.97%	1.23%
Expected volatility, maximum	26.79%	18.90%
Risk-free interest rate, maximum	0.42%	1.45%
Expected term in years, maximum	6.5	6.5
Weighted-average grant date fair value per option granted	$8.00	$8.80

The following table presents a summary of the Company’s stock option plan awards during the year ended December 31, 2020 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2020	287,990	$36.98	6.77	$7,722,369
Granted	62,285	$42.70	6.45	—
Less exercised	14,398	$16.89	—	$453,674
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2020	335,877	$38.90	6.58	$5,721,159

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	334,824	$38.87	6.58	$5,713,654

Exercisable at December 31, 2020	174,988	$28.62	4.69	$4,733,571

_________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At December 31, 2020, there was $1.5 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.4 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the stock-based on the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares for the 2018 Plan generally vest at one year for independent directors or over a five-year period for employees and officers beginning on the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the year ended December 31, 2020 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2020	40,215	$53.64
Granted	24,880	$42.70
Less vested	10,003	$53.67
Forfeited or expired	—	—
Nonvested at December 31, 2020	55,092	$48.70

At December 31, 2020, there was $2.4 million of total unrecognized compensation costs related to nonvested shares granted under the 2018 plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.6 years.

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

The Company uses various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

●	a funds transfer pricing (“FTP”) system, which allocates interest income credits and funding charges between the segments, assigning to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;
●	a cost per loan serviced allocation based on the number of loans being serviced on the balance sheet and the number of loans serviced for third parties;
●	an allocation based upon the approximate square footage utilized by the home lending segment in Company owned locations;
●	an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on the number of full-time employees (“FTEs”) in each segment; and
●	an allocation of the Company’s consolidated income taxes which are based on the effective tax rate applied to the segment’s pretax income or loss.

The FTP methodology is based on management’s estimated cost of originating funds including the cost of overhead for deposit generation.

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At December 31, 2020, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the years ended December 31, 2020 and 2019:

	At or For the Year Ended December 31, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$5,123	$68,997	$74,120
Provision for loan losses	(2,758)	(10,278)	(13,036)
Noninterest income	44,808	10,551	55,359
Noninterest expense	(17,351)	(49,242)	(66,593)
Income before provision for income taxes	29,822	20,028	49,850
Provision for income taxes	(6,333)	(4,253)	(10,586)
Net income	$23,489	$15,775	$39,264
Total assets	$460,409	$1,652,832	$2,113,241
Total average assets for year ended	$396,367	$1,543,681	$1,940,048
FTEs	152	354	506

	At or For the Year Ended December 31, 2019
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$6,307	$64,001	$70,308
Provision for loan losses	(433)	(2,447)	(2,880)
Noninterest income	13,209	9,826	23,035
Noninterest expense	(14,283)	(48,050)	(62,333)
Income before provision for income taxes	4,800	23,330	28,130
Provision for income taxes	(924)	(4,489)	(5,413)
Net income	$3,876	$18,841	$22,717
Total assets	$312,404	$1,400,652	$1,713,056
Total average assets for year ended	$272,901	$1,377,468	$1,650,369
FTEs	127	325	452

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

All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020 and 2019:

(Dollars in thousands):	At or For the Year Ended December 31,
Noninterest income	2020	2019
In-scope of Topic 606:
Debit card interchange fees	$1,879	$1,848
Deposit service and account maintenance fees	786	1,065
Noninterest income (in-scope of Topic 606)	2,665	2,913
Noninterest income (out-of-scope of Topic 606)	52,694	20,122
Total noninterest income	$55,359	$23,035

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

NOTE 22 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at December 31, 2020 and 2019, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the Branch Purchase in 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2020 and determined that no impairment of goodwill existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.  Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of December 31, 2020, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the years ended December 31, 2020, and December 31, 2019.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2018	$7,490	$(1,273)	$6,217
Amortization	—	(760)	(760)
Balance, December 31, 2019	7,490	(2,033)	5,457
Amortization	—	(706)	(706)
Balance, December 31, 2020	$7,490	$(2,739)	$4,751

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $706,000 for the year ended December 31, 2020, and $760,000 for the year ended December 31, 2019. Amortization expense for CDI is expected to be as follows for the years ended December 31:

2021	$691
2022	691
2023	691
2024	621
2025	525
Thereafter	1,532
Total	$4,751

NOTE 23 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The Condensed Balance Sheets, Statements of Income, and Statements of Cash Flows for FS Bancorp, Inc. (Parent Only) are presented below:

Condensed Balance Sheets	December 31,
Assets	2020	2019
Cash and due from banks	$14,531	$5,568
Investment in subsidiary	225,484	204,570
Other assets	202	172
Total assets	$240,217	$210,310
Liabilities and Stockholders' Equity
Subordinated note, net	10,000	9,885
Other liabilities	210	183
Total liabilities	10,210	10,068
Stockholders' equity	230,007	200,242
Total liabilities and stockholders' equity	$240,217	$210,310

Condensed Statements of Income	Year Ended December 31,
	2020	2019
Interest from subsidiary	$—	$2
Interest expense on subordinated note	(776)	(679)
Dividends received from subsidiary	20,862	3,935
Other expenses	(195)	(142)
Income before income tax benefit and equity in undistributed net income of subsidiary	19,891	3,116
Income tax benefit	204	172
Equity in undistributed earnings of subsidiary	19,169	19,429
Net income	$39,264	$22,717

Condensed Statements of Cash Flows	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$39,264	$22,717
Equity in undistributed net income of subsidiary	(19,169)	(19,429)
Amortization	115	20
ESOP compensation expense for allocated shares	1,025	1,231
Share-based compensation expense related to stock options and restricted stock	1,020	869
Other assets	(30)	3
Other liabilities	27	11
Net cash from operating activities	22,252	5,422
Cash flows from investing activities:
Net proceeds from ESOP	282	275
Net cash from investing activities	282	275
Cash flows used by financing activities:
(Disbursements) proceeds from stock options exercised	(161)	705
Common stock repurchased for employee/director taxes paid on restricted stock awards	(34)	(204)
Common stock repurchased	(9,802)	(4,800)
Dividends paid on common stock	(3,574)	(2,856)
Net cash used by financing activities	(13,571)	(7,155)
Net increase (decrease) in cash and cash equivalents	8,963	(1,458)
Cash and cash equivalents, beginning of year	5,568	7,026
Cash and cash equivalents, end of year	$14,531	$5,568

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

a)	Management’s Report on internal control over financial reporting.

FS Bancorp’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. FS Bancorp’s internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

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

FS Bancorp’s management assessed the effectiveness of FS Bancorp’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on management’s assessment, it was concluded that, as of December 31, 2020, FS Bancorp’s internal control over financial reporting was effective based on those criteria. Moss Adams LLP, an independent registered public accounting firm, has audited FS Bancorp’s consolidated financial statements and the effectiveness of its internal control over financial reporting as of December 31, 2020, which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

b)	Attestation report of the registered public accounting firm.

The “Report of Independent Registered Public Accounting Firm” included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K is incorporated herein by reference.

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

The executive officers of the Company and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. For information regarding the Company’s executive officers, see “Item 1. Business - Executive Officers” included in this Form 10-K.

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

d)  Equity Compensation Plan Information. The following table summarizes share and exercise price information about FS Bancorp’s equity compensation plans as of December 31, 2020:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants, and rights	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2013 Equity Incentive Plan(1)	122,937	$16.89	6,013
2018 Equity Incentive Plan(2)	212,940	51.60	366,965
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	335,877	$68.49	372,978

_____________________________

(1) The restricted shares granted under the 2013 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees. At December 31, 2020, there were 129,605 restricted shares granted pursuant to the 2013 Equity Incentive Plan and no shares were available for future grants of restricted stock.

(2) The restricted shares granted under the 2018 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees.  At December 31, 2020, there were 70,095 restricted shares granted pursuant to the 2018 Equity Incentive Plan and 92,905 shares were available for future grants of restricted stock.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
For a list of the financial statements filed as part of this report see “Part II - Item 8. Financial Statements and Supplementary Data.”
2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.
(b)	Exhibits
Exhibits are available from the Company by written request

	3.1	Articles of Incorporation for FS Bancorp, Inc. (1)
	3.2	Bylaws for FS Bancorp, Inc. (2)
	4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
	4.2	Description of Capital Stock of FS Bancorp, Inc. (3)
	4.3	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (4)
	4.4	Forms of 3.75 Fixed-to-Floating Rate Subordinated Note due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.3 hereto (4)
	10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
	10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
	10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (5)
	10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (5)
	10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (5)
	10.6	Form of Restricted Stock Agreement under the 2013 Plan (5)
	10.7	Purchase and Assumption Agreement between Bank of America, National Association and 1st Security Bank dated September 1, 2015 (7)
	10.8	Subordinated Loan Agreement dated September 30, 2015 by and among Community Funding CLO, Ltd. and the Company. (8)
	10.9	Form of Change of Control Agreement with Donn C. Costa, Dennis O’Leary, Rob Fuller, Lisa Cleary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (9)
	10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (10)
	10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (9)
	10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (9)
	10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (9)
	10.14	Form of Registration Rights Agreement for Subordinated Notes (4)
	14	Code of Ethics and Conduct Policy (6)
	21	Subsidiaries of Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 10, 2013 (File No. 001-355589).

(3)   Filed as an exhibit to the Registrant’s Current Report on Form 10-K filed on March 16, 2020 (File No. 001-35589).

(4)   Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-192990) filed on December 20, 2013 and incorporated by reference.
(6)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 2, 2015 (File No. 001-35589).
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 19, 2015 (File No. 001-35589).
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589).
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2021	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 16, 2021

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 16, 2021

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 16, 2021

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 16, 2021

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 16, 2021

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 16, 2021

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith, MA		March 16, 2021

/s/Mark H. Tueffers	Director
Mark H. Tueffers		March 16, 2021

/s/Pamela M. Andrews	Director	March 16, 2021
Pamela M. Andrews