Form 10-Q
period 2021-03-31
FS Bancorp, Inc.
filed 2021-05-10
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021              OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 30, 2021, there were 4,227,174 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10-Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	March 31,	December 31,
ASSETS	2021	2020
Cash and due from banks	$10,982	$11,554
Interest-bearing deposits at other financial institutions	74,464	80,022
Total cash and cash equivalents	85,446	91,576
Certificates of deposit at other financial institutions	12,278	12,278
Securities available-for-sale, at fair value	201,311	178,018
Securities held-to-maturity (fair value of $7,873 and $7,556, respectively)	7,500	7,500
Loans held for sale, at fair value	156,281	166,448
Loans receivable, net	1,593,060	1,544,981
Accrued interest receivable	7,429	7,030
Premises and equipment, net	26,798	27,343
Operating lease right-of-use (“ROU”) assets	5,085	4,949
Federal Home Loan Bank (“FHLB”) stock, at cost	6,475	7,439
Other real estate owned (“OREO”)	—	90
Deferred tax asset, net	164	—
Bank owned life insurance (“BOLI”), net	36,440	36,226
Servicing rights, held at the lower of cost or fair value	15,735	12,595
Goodwill	2,312	2,312
Core deposit intangible, net	4,574	4,751
Other assets	14,698	9,705
TOTAL ASSETS	$2,175,586	$2,113,241
LIABILITIES
Deposits:
Noninterest-bearing accounts	$414,390	$362,853
Interest-bearing accounts	1,366,403	1,311,218
Total deposits	1,780,793	1,674,071
Borrowings	72,528	165,809
Subordinated notes:
Principal amount	50,000	10,000
Unamortized debt issuance costs	(656)	—
Total subordinated notes less unamortized debt issuance costs	49,344	10,000
Operating lease liabilities	5,285	5,176
Deferred tax liability, net	—	58
Other liabilities	27,325	28,120
Total liabilities	1,935,275	1,883,234
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 4,233,040 and 4,237,956 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	42	42
Additional paid-in capital	81,580	81,318
Retained earnings	157,193	146,405
Accumulated other comprehensive income, net of tax	1,721	2,533
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(225)	(291)
Total stockholders’ equity	240,311	230,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,175,586	$2,113,241

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME
Loans receivable, including fees	$21,534	$20,740
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,250	1,209
Total interest and dividend income	22,784	21,949
INTEREST EXPENSE
Deposits	1,982	3,807
Borrowings	446	497
Subordinated notes	256	172
Total interest expense	2,684	4,476
NET INTEREST INCOME	20,100	17,473
PROVISION FOR LOAN LOSSES	1,500	3,686
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,600	13,787
NONINTEREST INCOME
Service charges and fee income	765	924
Gain on sale of loans	11,685	5,899
Earnings on cash surrender value of BOLI	214	216
Other noninterest income	370	1,852
Total noninterest income	13,034	8,891
NONINTEREST EXPENSE
Salaries and benefits	11,609	9,547
Operations	2,467	2,403
Occupancy	1,139	1,109
Data processing	1,307	980
Loss on sale of OREO	9	2
Loan costs	524	500
Professional and board fees	822	681
Federal Deposit Insurance Corporation (“FDIC”) insurance	248	126
Marketing and advertising	97	146
Amortization of core deposit intangible	177	176
(Recovery) impairment of servicing rights	(2,050)	514
Total noninterest expense	16,349	16,184
INCOME BEFORE PROVISION FOR INCOME TAXES	15,285	6,494
PROVISION FOR INCOME TAXES	3,402	1,327
NET INCOME	$11,883	$5,167
Basic earnings per share	$2.78	$1.16
Diluted earnings per share	$2.70	$1.14

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$11,883	$5,167
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized holding (loss) gain during period	(2,186)	2,364
Income tax benefit (provision) related to unrealized holding (loss) gain	472	(508)
Cash flow hedges:
Unrealized derivative gains (losses) during period	1,036	(1,052)
Income tax (provision) benefit related to unrealized derivative gains (losses)	(223)	226
Reclassification adjustment for interest expense, net included in net income	114	1
Income tax provision related to reclassification for expense, net	(25)	—
Other comprehensive (loss) income, net of tax	(812)	1,031
COMPREHENSIVE INCOME	$11,071	$6,198

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended March 31, 2020 and 2021

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income (Loss),	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2020	4,459,041	$44	$89,268	$110,715	$788	$(573)	$200,242
Net income	—	$—	—	5,167	—	—	$5,167
Dividends paid ($0.21 per share)	—	$—	—	(925)	—	—	$(925)
Share-based compensation	—	$—	224	—	—	—	$224
Common stock repurchased - repurchase plan	(136,243)	$(1)	(4,988)	—	—	—	$(4,989)
Stock options exercised, net	9,398	$—	(246)	—	—	—	$(246)
Other comprehensive income, net of tax	—	$—	—	—	1,031	—	$1,031
ESOP shares allocated	—	$—	259	—	—	66	$325
BALANCE, March 31, 2020	4,332,196	$43	$84,517	$114,957	$1,819	$(507)	$200,829

BALANCE, January 1, 2021	4,237,956	$42	$81,318	$146,405	$2,533	$(291)	$230,007
Net income	—	$—	—	11,883	—	—	$11,883
Dividends paid ($0.26 per share)	—	$—	—	(1,095)	—	—	$(1,095)
Share-based compensation	—	$—	295	—	—	—	$295
Common stock repurchased - repurchase plan	(7,416)	$—	(273)	—	—	—	$(273)
Stock options exercised, net	2,500	$—	(96)	—	—	—	$(96)
Other comprehensive loss, net of tax	—	$—	—	—	(812)	—	$(812)
ESOP shares allocated	—	$—	336	—	—	66	$402
BALANCE, March 31, 2021	4,233,040	$42	$81,580	$157,193	$1,721	$(225)	$240,311

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

.

	Three Months Ended March 31,
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES	2021	2020
Net income	$11,883	$5,167
Adjustments to reconcile net income to net cash from (used by) operating activities
Provision for loan losses	1,500	3,686
Depreciation, amortization and accretion	5,165	2,178
Compensation expense related to stock options and restricted stock awards	295	224
ESOP compensation expense for allocated shares	402	325
Increase in cash surrender value of BOLI	(214)	(216)
Gain on sale of loans held for sale	(11,685)	(5,899)
Origination of loans held for sale	(409,209)	(259,191)
Proceeds from sale of loans held for sale	423,983	218,574
(Recovery) impairment of servicing rights	(2,050)	514
Loss on sale of OREO	9	2
Changes in operating assets and liabilities
Accrued interest receivable	(399)	(418)
Other assets	(2,547)	5,058
Other liabilities	1,066	14
Net cash from (used by) operating activities	18,199	(29,982)
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	6,919	12,002
Purchases	(32,729)	(40,236)
Maturities of certificates of deposit at other financial institutions	—	2,976
Loan originations and principal collections, net	(50,704)	(27,573)
Purchase of portfolio loans	—	(32,743)
Proceeds from sale of OREO, net	81	76
Purchase of premises and equipment, net	(128)	(583)
Change in FHLB stock, net	964	(2,876)
Net cash used by investing activities	(75,597)	(88,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	106,680	53,992
Proceeds from borrowings	—	203,750
Repayments of borrowings	(93,281)	(129,500)
Net proceeds from issuance of subordinated notes	49,333	—
Repayment of subordinated notes	(10,000)	—
Dividends paid on common stock	(1,095)	(925)
Disbursements from stock options exercised, net	(96)	(246)
Common stock repurchased	(273)	(4,989)
Net cash from financing activities	51,268	122,082
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,130)	3,143

CASH AND CASH EQUIVALENTS, beginning of period	91,576	45,778
CASH AND CASH EQUIVALENTS, end of period	$85,446	$48,921
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$2,546	$4,285
Income taxes	—	—

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized (loss) gain on investment securities, net	$(2,186)	$2,364
Change in unrealized gain (loss) on cash flow hedges, net	1,150	(1,051)
Retention in gross mortgage servicing rights from loan sales	3,144	1,185
Right-of-use assets in exchange for lease liabilities	422	—

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

Financial Statement Presentation - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2020, as filed with the SEC on March 16, 2021. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2021 for potential recognition or disclosure.

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

The Company has selected a third-party vendor to assist in the implementation of this ASU and has run parallel computations as it continues to evaluate the impact of adoption of the new standard. As part of the implementation, management is also evaluating economic variables and forecast time horizons it believes to be most relevant based on the composition of the loan portfolio to develop a reasonable and supportable forecast, likely to include forecasted levels of employment, gross domestic product, and home price index, depending on the nature of the loan segment, as well as various loss methodologies to estimate expected credit losses.  In addition, management has kept current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. Once adopted, the Company anticipates the allowance for loan losses to potentially change through a one-time adjustment to retained earnings, however, until the evaluation is complete the magnitude of the potential change will be unknown.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The ASU should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company plans to adopt this ASU, in conjunction with ASU No. 2016-13, on January 1, 2023. The adoption of Topic 326 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (“Topic 848”). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU  and the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the effective dates.  The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Recent Events - On December 27, 2020, the Consolidated Appropriations Act (“CAA 2021”) was signed into law. Among other purposes, this act provides additional coronavirus emergency response and relief, including extending relief offered under the Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 (“CARES Act”) related to troubled debt restructurings (“TDRs”) as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.

Application of New Accounting Guidance Adopted in 2021

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20: Receivables – Nonrefundable Fees and Other Costs. The ASU clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2020-08 did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale and held-to-maturity at March 31, 2021 and December 31, 2020:

	March 31, 2021
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$7,936	$164	$(272)	$7,828
Corporate securities	11,896	51	(402)	11,545
Municipal bonds	96,594	1,960	(905)	97,649
Mortgage-backed securities	66,104	1,562	(265)	67,401
U.S. Small Business Administration securities	16,509	379	—	16,888
Total securities available-for-sale	199,039	4,116	(1,844)	201,311

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	373	—	7,873
Total securities held-to-maturity	7,500	373	—	7,873

Total securities	$206,539	$4,489	$(1,844)	$209,184

	December 31, 2020
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$7,940	$166	$(1)	$8,105
Corporate securities	11,885	54	(939)	11,000
Municipal bonds	69,572	2,435	(150)	71,857
Mortgage-backed securities	65,722	2,541	(76)	68,187
U.S. Small Business Administration securities	18,441	443	(15)	18,869
Total securities available-for-sale	173,560	5,639	(1,181)	178,018

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	77	(21)	7,556
Total securities held-to-maturity	7,500	77	(21)	7,556

Total securities	$181,060	$5,716	$(1,202)	$185,574

At March 31, 2021, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.5 million to secure Washington State public deposits of $14.3 million with a $5.7 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2020, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.8 million to secure Washington State public deposits of $13.2 million with a $5.3 million minimum collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at March 31, 2021 and December 31, 2020 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$3,691	$(272)	$—	$—	$3,691	$(272)
Corporate securities	6,596	(402)	—	—	6,596	(402)
Municipal bonds	31,881	(905)	—	—	31,881	(905)
Mortgage-backed securities	18,451	(256)	2,990	(9)	21,441	(265)
Total securities available-for-sale	$60,619	$(1,835)	$2,990	$(9)	$63,609	$(1,844)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$1,986	$(1)	$—	$—	$1,986	$(1)
Corporate securities	7,059	(939)	—	—	7,059	(939)
Municipal bonds	8,377	(150)	—	—	8,377	(150)
Mortgage-backed securities	6,903	(65)	3,002	(11)	9,905	(76)
U.S. Small Business Administration securities	2,314	(15)	—	—	2,314	(15)
Total securities available-for-sale	26,639	(1,170)	3,002	(11)	29,641	(1,181)

SECURITIES HELD-TO-MATURITY
Corporate securities	4,979	(21)	—	—	4,979	(21)
Total securities held-to-maturity	4,979	(21)	—	—	4,979	(21)

Total	$31,618	$(1,191)	$3,002	$(11)	$34,620	$(1,202)

There were 40 investments with unrealized losses of less than one year, and one investment with an unrealized loss of more than one year at March 31, 2021. There were 21 investments with unrealized losses of less than one year, and one investment with an unrealized loss of more than one year at December 31, 2020. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the three months ended March 31, 2021, or for the year ended December 31, 2020.  Additional deterioration in market and economic conditions related to the COVID-19 pandemic, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The contractual maturities of securities available-for-sale and held-to-maturity at March 31, 2021 and December 31, 2020 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	March 31, 2021		December 31, 2020
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$973	$1,045	$978	$1,060
Due after five years through ten years	1,000	1,032	1,000	1,036
Due after ten years	5,963	5,751	5,962	6,009
Subtotal	7,936	7,828	7,940	8,105
Corporate securities
Due in one year or less	2,403	2,430	2,392	2,433
Due after one year through five years	3,493	3,505	3,493	3,491
Due after five years through ten years	4,000	3,790	4,000	3,676
Due after ten years	2,000	1,820	2,000	1,400
Subtotal	11,896	11,545	11,885	11,000
Municipal bonds
Due in one year or less	100	100	101	101
Due after one year through five years	3,743	3,939	3,749	3,980
Due after five years through ten years	7,951	8,254	7,994	8,321
Due after ten years	84,800	85,356	57,728	59,455
Subtotal	96,594	97,649	69,572	71,857
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	49,693	50,894	47,675	50,005
Federal Home Loan Mortgage Corporation (“FHLMC”)	11,189	11,204	11,825	11,913
Government National Mortgage Association (“GNMA”)	5,222	5,303	6,222	6,269
Subtotal	66,104	67,401	65,722	68,187
U.S. Small Business Administration securities
Due after one year through five years	3,470	3,554	2,266	2,353
Due after five years through ten years	5,192	5,355	8,097	8,333
Due after ten years	7,847	7,979	8,078	8,183
Subtotal	16,509	16,888	18,441	18,869
Total securities available-for-sale	199,039	201,311	173,560	178,018

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	7,500	7,873	7,500	7,556
Total securities held-to-maturity	7,500	7,873	7,500	7,556

Total securities	$206,539	$209,184	$181,060	$185,574

There were no sales proceeds, gains or losses for the three months ended March 31, 2021 and 2020 from securities available-for-sale.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
REAL ESTATE LOANS	2021	2020
Commercial	$226,799	$222,719
Construction and development	241,677	216,975
Home equity	41,352	43,093
One-to-four-family (excludes loans held for sale)	299,316	311,093
Multi-family	122,623	131,601
Total real estate loans	931,767	925,481
CONSUMER LOANS
Indirect home improvement	294,455	286,020
Marine	85,275	85,740
Other consumer	3,119	3,418
Total consumer loans	382,849	375,178
COMMERCIAL BUSINESS LOANS
Commercial and industrial	261,932	224,476
Warehouse lending	48,537	49,092
Total commercial business loans	310,469	273,568
Total loans receivable, gross	1,625,085	1,574,227
Allowance for loan losses	(27,375)	(26,172)
Deferred costs and fees, net	(5,278)	(4,017)
Premiums on purchased loans, net	628	943
Total loans receivable, net	$1,593,060	$1,544,981

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

At March 31, 2021, the Bank held approximately $772.0 million in loans that are pledged as collateral for FHLB advances, compared to approximately $774.8 million at December 31, 2020. The Bank held approximately $377.3 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (“FRB”) line of credit at March 31, 2021, compared to approximately $369.2 million at December 31, 2020.  At March 31, 2021, the Bank held $83.8 million of loans originated under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) which qualify as collateral for non-recourse advances under the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”).

Included in the carrying value of gross loans are net discounts on loans purchased in the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”).  The remaining net discount on loans acquired was $1.3 million and $1.5 million, on $121.9 million and $132.6 million of gross loans at March 31, 2021 and December 31, 2020, respectively.

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

One-to-Four-Family Real Estate Lending. One-to-four-family residential loans include owner occupied properties (including second homes), and non-owner-occupied properties with four or less units. These loans originated by the Company or periodically purchased from banks are secured by first mortgages on one-to-four-family residences in our market areas that the Company intends to hold (excludes loans held for sale).

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

The following tables detail activity in the allowance for loan losses by loan categories at or for the three months ended March 31, 2021 and 2020:

	At or For the Three Months Ended March 31, 2021
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$13,846	$6,696	$4,939	$691	$26,172
(Recapture) provision for loan losses	(231)	378	768	585	1,500
Charge-offs	—	(503)	(38)	—	(541)
Recoveries	—	244	—	—	244
Net charge-offs	—	(259)	(38)	—	(297)
Ending balance	$13,615	$6,815	$5,669	$1,276	$27,375
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$241	$1,169	$—	$1,425
Loans collectively evaluated for impairment	13,600	6,574	4,500	1,276	25,950
Ending balance	$13,615	$6,815	$5,669	$1,276	$27,375
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,896	$689	$5,691	$—	$9,276
Loans collectively evaluated for impairment	928,871	382,160	304,778	—	1,615,809
Ending balance	$931,767	$382,849	$310,469	$—	$1,625,085

	At or For the Three Months Ended March 31, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$6,206	$3,766	$3,254	$3	$13,229
Provision for loan losses	1,019	660	824	1,183	3,686
Charge-offs	—	(370)	(11)	—	(381)
Recoveries	18	143	177	—	338
Net recoveries (charge-offs)	18	(227)	166	—	(43)
Ending balance	$7,243	$4,199	$4,244	$1,186	$16,872
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$231	$—	$—	$246
Loans collectively evaluated for impairment	7,228	3,968	4,244	1,186	16,626
Ending balance	$7,243	$4,199	$4,244	$1,186	$16,872
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,528	$664	$—	$—	$3,192
Loans collectively evaluated for impairment	860,148	334,431	214,103	—	1,408,682
Ending balance	$862,676	$335,095	$214,103	$—	$1,411,874

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on nonaccrual once the loan is 90 days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, or as required by regulatory authorities.  The exception is the legacy Anchor Bank credit card portfolio, which is serviced externally, and loans are manually placed on nonaccrual once the credit card payment is 90 days past due.

As a result of the COVID-19 pandemic, the Company has and will continue to assist customers with an array of payment programs during periods of financial hardship, including forbearance. Forbearance allows a borrower to temporarily not make scheduled payments or to make smaller than scheduled payments, in each case for a specified period of time. Forbearance does not grant any reduction in the total principal or interest repayment obligation. While a loan is in forbearance status, interest continues to accrue and is repaid over a specified time period when the loan re-enters repayment status.

As of March 31, 2021, the amount of loans remaining under payment/relief agreements included commercial real estate loans of $22.9 million, commercial business loans of $11.5 million, a portfolio one-to-four-family loan of $308,000, and consumer loans of $157,000.  These loans were classified as current and accruing interest as of March 31, 2021, with the exception of $4.5 million in commercial business loans which were classified as current and not accruing interest. These modifications were not classified as TDRs at March 31, 2021 in accordance with the CARES Act and related bank agency regulatory guidance. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.  At March 31, 2021 and December 31, 2020, the Company had no TDRs.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three-month periods ended March 31, 2021 and 2020.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at March 31, 2021 and December 31, 2020:

	March 31, 2021
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$226,799	$226,799	$—
Construction and development	509	—	1,850	2,359	239,318	241,677	1,850
Home equity	66	108	414	588	40,764	41,352	522
One-to-four-family	1,651	218	524	2,393	296,923	299,316	524
Multi-family	—	—	—	—	122,623	122,623	—
Total real estate loans	2,226	326	2,788	5,340	926,427	931,767	2,896
CONSUMER LOANS
Indirect home improvement	457	340	174	971	293,484	294,455	626
Marine	67	30	—	97	85,178	85,275	56
Other consumer	42	9	6	57	3,062	3,119	7
Total consumer loans	566	379	180	1,125	381,724	382,849	689
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	1,204	1,204	260,728	261,932	5,691
Warehouse lending	—	—	—	—	48,537	48,537	—
Total commercial business loans	—	—	1,204	1,204	309,265	310,469	5,691
Total loans	$2,792	$705	$4,172	$7,669	$1,617,416	$1,625,085	$9,276

	December 31, 2020
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$222,719	$222,719	$—
Construction and development	1,850	—	—	1,850	215,125	216,975	—
Home equity	127	137	219	483	42,610	43,093	636
One-to-four-family	389	404	512	1,305	309,788	311,093	644
Multi-family	—	—	—	—	131,601	131,601	—
Total real estate loans	2,366	541	731	3,638	921,843	925,481	1,280
CONSUMER LOANS
Indirect home improvement	683	331	325	1,339	284,681	286,020	826
Marine	28	77	22	127	85,613	85,740	44
Other consumer	73	22	—	95	3,323	3,418	1
Total consumer loans	784	430	347	1,561	373,617	375,178	871
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	1,204	—	1,204	223,272	224,476	5,610
Warehouse lending	—	—	—	—	49,092	49,092	—
Total commercial business loans	—	1,204	—	1,204	272,364	273,568	5,610
Total loans	$3,150	$2,175	$1,078	$6,403	$1,567,824	$1,574,227	$7,761

There were no loans 90 days or more past due and still accruing interest at both March 31, 2021 and December 31, 2020.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which no allowance for loan losses has been provided and loans for which an allowance was provided at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Construction and development	$1,850	$1,850	$—
Home equity	578	522	—
One-to-four-family	513	464	—
	2,941	2,836	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	626	626	219
Marine	56	56	20
Other consumer	7	7	2
Commercial business loans:
Commercial and industrial	5,691	5,691	1,169
	6,441	6,440	1,425
Total	$9,382	$9,276	$1,425

	December 31, 2020
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Home equity	687	636	—
One-to-four-family	645	584	—
Commercial business loans:
Commercial and industrial	1,203	1,203	—
	2,535	2,423	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	826	826	289
Marine	44	44	15
Other consumer	1	1	1
Commercial business loans:
Commercial and industrial	4,407	4,407	990
	5,339	5,338	1,310
Total	$7,874	$7,761	$1,310

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three months ended March 31, 2021 and 2020:

	At or For the Three Months Ended
	March 31, 2021		March 31, 2020
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$—	$—	$1,084	$8
Construction and development	1,850	—	—	—
Home equity	652	2	220	—
One-to-four-family	543	2	1,230	5
Consumer loans:
Other consumer	—	—	5	—
	3,045	4	2,539	13
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	60	—	60	—
Consumer loans:
Indirect	786	14	548	13
Marine	36	1	41	—
Other consumer	3	—	1	—
Commercial business loans:
Commercial and industrial	5,678	—	—	—
	6,563	15	650	13
Total	$9,608	$19	$3,189	$26

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

A description of the 10 risk grades is as follows:

●	Grades 1 and 2 - These grades include loans to very high-quality borrowers with excellent or desirable business credit.
●	Grade 3 - This grade includes loans to borrowers of good business credit with moderate risk.
●	Grades 4 and 5 - These grades include “Pass” grade loans to borrowers of average credit quality and risk.
●	Grade 6 - This grade includes loans on management’s “Watch” list and is intended to be utilized on a temporary basis for “Pass” grade borrowers where frequent and thorough monitoring is required due to credit weaknesses and where significant risk-modifying action is anticipated in the near term.
●	Grade 7 - This grade is for “Other Assets Especially Mentioned” (“OAEM”) in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.
●	Grade 8 - This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.
●	Grade 9 - This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.
●	Grade 10 - This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

Consumer, Home Equity, and One-to-Four-Family Real Estate Loans

Homogeneous loans are risk rated based upon the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk rated “4” or “5” internally. Loans that are past due more than 90 days are classified “Substandard” and risk graded “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell.  Management may more conservatively risk rate credits even if paying in accordance with the loan’s repayment terms.

Commercial real estate, construction and development, multi-family and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations.

The following tables summarize risk rated loan balances by category at the dates indicated:

	March 31, 2021
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$169,396	$53,627	$2,842	$934	$—	$—	$226,799
Construction and development	239,827	—	—	1,850	—	—	241,677
Home equity	40,830	—	—	522	—	—	41,352
One-to-four-family	292,142	—	186	6,988	—	—	299,316
Multi-family	122,623	—	—	—	—	—	122,623
Total real estate loans	864,818	53,627	3,028	10,294	—	—	931,767
CONSUMER LOANS
Indirect home improvement	293,829	—	—	626	—	—	294,455
Marine	85,219	—	—	56	—	—	85,275
Other consumer	3,112	—	—	7	—	—	3,119
Total consumer loans	382,160	—	—	689	—	—	382,849
COMMERCIAL BUSINESS LOANS
Commercial and industrial	232,615	14,631	4,773	9,913	—	—	261,932
Warehouse lending	48,537	—	—	—	—	—	48,537
Total commercial business loans	281,152	14,631	4,773	9,913	—	—	310,469
Total loans receivable, gross	$1,528,130	$68,258	$7,801	$20,896	$—	$—	$1,625,085

	December 31, 2020
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$157,932	$60,834	$3,013	$940	$—	$—	$222,719
Construction and development	212,209	2,917	1,849	—	—	—	216,975
Home equity	42,457	—	—	636	—	—	43,093
One-to-four-family	303,610	162	187	7,134	—	—	311,093
Multi-family	131,601	—	—	—	—	—	131,601
Total real estate loans	847,809	63,913	5,049	8,710	—	—	925,481
CONSUMER LOANS
Indirect home improvement	285,194	—	—	826	—	—	286,020
Marine	85,696	—	—	44	—	—	85,740
Other consumer	3,417	—	—	1	—	—	3,418
Total consumer loans	374,307	—	—	871	—	—	375,178
COMMERCIAL BUSINESS LOANS
Commercial and industrial	190,392	23,945	2,073	8,066	—	—	224,476
Warehouse lending	49,092	—	—	—	—	—	49,092
Total commercial business loans	239,484	23,945	2,073	8,066	—	—	273,568
Total loans receivable, gross	$1,461,600	$87,858	$7,122	$17,647	$—	$—	$1,574,227

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $2.34 billion and $2.17 billion at March 31, 2021 and December 31, 2020, respectively.

The following tables summarize servicing rights activity for the three months ended March 31, 2021 and 2020:

	At or For the Three Months Ended
	March 31,
	2021	2020
Beginning balance	$12,595	$11,560
Additions	3,144	1,185
Servicing rights amortized	(2,054)	(1,605)
Recovery (impairment) of servicing rights	2,050	(514)
Ending balance	$15,735	$10,626

The fair market value of the servicing rights’ assets was $23.3 million and $12.8 million at March 31, 2021 and December 31, 2020, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At March 31,	At December 31,
Key assumptions:	2021	2020
Weighted average discount rate	9.1%	9.1%
Conditional prepayment rate (“CPR”)	14.7%	32.6%
Weighted average life in years	5.9	3.0

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan.  The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at March 31, 2021 and December 31, 2020:

		March 31, 2021	December 31, 2020 (1)
Aggregate portfolio principal balance		$2,335,329	$2,133,473
Weighted average rate of note		3.3%	3.5%

At March 31, 2021	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	14.7%	19.6%	27.0%
Fair value MSR	$23,256	$19,979	$16,157
Percentage of MSR	1.0%	0.9%	0.7%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$23,256	$22,820	$22,400
Percentage of MSR	1.0%	1.0%	1.0%

At December 31, 2020	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	32.6%	40.6%	59.6%
Fair value MSR	$12,833	$10,922	$8,286
Percentage of MSR	0.6%	0.5%	0.4%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$12,833	$12,696	$12,562
Percentage of MSR	0.6%	0.6%	0.6%

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

The Company recorded $1.4 million and $977,000 of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended March 31, 2021 and 2020, respectively.  The income, net of amortization, or the reduction in income, if MSR amortization is greater than servicing fees, is reported in noninterest income on the Consolidated Statements of Income.

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

The Company has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR-based borrowings and brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the LIBOR portion of the series of future adjustable-rate borrowings and deposits over the term of the interest rate swap. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from management’s assessment of hedge effectiveness. The Company tests for hedging effectiveness on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company has not recorded any hedge ineffectiveness since inception.  The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as other assets and other liabilities, respectively, on the Consolidated Balance Sheets.

The net unrealized loss on cash flow hedges recorded in accumulated other comprehensive income was $63,000 and $967,000, net of tax, at March 31, 2021 and December 31, 2020, respectively.  The Company reclassified realized losses of $114,000 and $1,000 from accumulated other comprehensive income to interest expense related to these cash flow hedges for the three months ended March 31, 2021 and March 31, 2020, respectively.  The Company expects that approximately $477,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months related to these cash flow hedges.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	March 31, 2021
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$650	$731
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	129,059	1,985	—
Mandatory and best effort forward commitments with investors	47,433	506	—
Forward TBA mortgage-backed securities	213,000	3,232	—

	December 31, 2020
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$21	$1,252
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	136,739	4,024	—
Mandatory and best effort forward commitments with investors	25,027	—	67
Forward TBA mortgage-backed securities	232,000	—	1,602

At March 31, 2021 and December 31, 2020, the Company had $213.0 million and $232.0 million of TBA trades with counterparties that required margin collateral of $201,000 and $3.3 million, respectively.  At March 31, 2021, the Bank had pledged two securities with a carrying value of $3.3 million to secure interest rate swaps designated as cash flow hedges.

Changes in the fair value of the non-hedging derivatives recognized in noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net loss of $931,000 and a net gain of $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 - LEASES

The Company has operating leases for retail bank and home lending branches, and certain equipment. The Company’s leases have remaining lease terms of two months to nine years and three months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
Lease cost:	March 31, 2021	March 31, 2020
Operating lease cost	$348	$343
Short-term lease cost	1	8
Total lease cost	$349	$351

The following tables provides supplemental information related to operating leases at or for the three months ended March 31, 2021 and 2020:

	At or For the		At or For the
Cash paid for amounts included in the	Three Months Ended		Three Months Ended
measurement of lease liabilities:	March 31, 2021		March 31, 2020
Operating cash flows from operating leases	$349		$336
Weighted average remaining lease term- operating leases	5.1	years	5.2	years
Weighted average discount rate- operating leases	2.33%		2.97%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at March 31, 2021 for future periods are as follows:

Remainder of 2021	$1,026
2022	1,336
2023	954
2024	882
2025	530
Thereafter	949
Total lease payments	5,677
Less imputed interest	(392)
Total	$5,285

NOTE 7 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three months ended March 31, 2021 and 2020:

	At or For the Three Months Ended
	March 31,
	2021	2020
Beginning balance	$90	$168
Additions	—	—
Gross proceeds from sale of OREO	(81)	(76)
Loss on sale of OREO	(9)	(2)
Ending balance	$—	$90

There were no OREO properties at March 31, 2021, compared to one OREO property in the amount of $90,000 at March 31, 2020.  There were no holding costs for the three months ended March 31, 2021 and 2020.

There were $675,000 in mortgage loans collateralized by residential real estate property in the process of foreclosure at March 31, 2021.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Noninterest-bearing checking	$390,855	$348,421
Interest-bearing checking	250,907	226,282
Savings	161,140	152,842
Money market	468,753	429,548
Certificates of deposit less than $100,000	285,505	299,157
Certificates of deposit of $100,000 through $250,000	133,570	135,901
Certificates of deposit of $250,000 and over	66,528	67,488
Escrow accounts related to mortgages serviced	23,535	14,432
Total	$1,780,793	$1,674,071

Scheduled maturities of time deposits at March 31, 2021 for future periods ending are as follows:

At March 31, 2021
Maturing in 2021	$282,288
Maturing in 2022	119,901
Maturing in 2023	21,159
Maturing in 2024	24,156
Maturing in 2025	35,926
Thereafter	2,173
Total	$485,603

Interest expense by deposit category for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31,
	2021	2020
Interest-bearing checking	$50	$136
Savings and money market	468	826
Certificates of deposit	1,464	2,845
Total	$1,982	$3,807

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

The following table provides a summary of the Company’s commitments at March 31, 2021 and December 31, 2020:

COMMITMENTS TO EXTEND CREDIT	March 31,	December 31,
REAL ESTATE LOANS	2021	2020
Commercial	$1,267	$1,293
Construction and development	128,095	143,666
One-to-four-family (includes locks for saleable loans)	146,466	147,712
Home equity	53,279	52,457
Multi-family	652	658
Total real estate loans	329,759	345,786
CONSUMER LOANS	23,279	23,365
COMMERCIAL BUSINESS LOANS
Commercial and industrial	106,959	106,171
Warehouse lending	51,963	52,909
Total commercial business loans	158,922	159,080
Total commitments to extend credit	$511,960	$528,231

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $398,000 at March 31, 2021 and $407,000 at December 31, 2020. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.  The Company’s derivative positions are presented with discussion in “Note 5 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through March 31, 2021, the total loans sold to the FHLB were $22.5 million with the FLA totaling $938,000 and the CE obligation at $811,000 or 3.6% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $272,000, which is a part of the off-balance sheet holdback for loans sold. At March 31, 2021, there were no loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date, compared to loans totaling $498,000 at December 31, 2020.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.2 million and $2.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2021 and December 31, 2020, respectively, which is included in other liabilities on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at March 31, 2021.

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

Servicing Rights - The fair value of mortgage servicing rights is estimated using net present value of expected cash flows using a third-party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information where appropriate (Level 3).

The following tables present securities available-for-sale, mortgage loans held for sale, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At March 31, 2021
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$7,828	$—	$7,828
Corporate securities	—	10,560	985	11,545
Municipal bonds	—	97,505	144	97,649
Mortgage-backed securities	—	67,401	—	67,401
U.S. Small Business Administration securities	—	16,888	—	16,888
Mortgage loans held for sale, at fair value	—	156,281	—	156,281
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	506	506
Forward TBA mortgage-backed securities	—	3,232	—	3,232
Interest rate swaps	—	650	—	650
Interest rate lock commitments with customers	—	—	1,985	1,985
Total assets measured at fair value	$—	$360,345	$3,620	$363,965
Financial Liabilities
Derivatives:
Interest rate swaps	$—	$(731)	$—	$(731)
Total liabilities measured at fair value	$—	$(731)	$—	$(731)

Financial Assets	At December 31, 2020
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,105	$—	$8,105
Corporate securities	—	10,016	984	11,000
Municipal bonds	—	71,730	127	71,857
Mortgage-backed securities	—	68,187	—	68,187
U.S. Small Business Administration securities	—	18,869	—	18,869
Mortgage loans held for sale, at fair value	—	166,448	—	166,448
Derivatives:
Interest rate swaps	—	21	—	21
Interest rate lock commitments with customers	—	—	4,024	4,024
Total assets measured at fair value	$—	$343,376	$5,135	$348,511
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(67)	$(67)
Forward TBA mortgage-backed securities	—	(1,602)	—	(1,602)
Interest rate swaps	—	(1,252)	—	(1,252)
Total liabilities measured at fair value	$—	$(2,854)	$(67)	$(2,921)

The following tables present impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$9,276	$9,276
Servicing rights	—	—	23,256	23,256

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$7,761	$7,761
OREO	—	—	90	90
Servicing rights	—	—	12,833	12,833

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at March 31, 2021 and December 31, 2020:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		March 31,	December 31,
Instruments	Techniques	Inputs	Range	2021	2020
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	93.0%	91.6%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	93.0%	91.6%
Corporate securities	Discounted cash flows	Discount rate	2.5%	2.5%	2.5%
Municipal bonds	Discounted cash flows	Discount rate	6.4%	6.4%	6.4%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	N/A	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	14.7%	32.6%

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

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2021 and 2020:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
March 31, 2021	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$4,024	$7,691	$(9,730)	$1,985	$(2,039)	$—
Individual forward sale commitments with investors	(67)	654	(81)	506	573	—
Securities available-for-sale, at fair value	1,111	21	(3)	1,129	—	21
March 31, 2020
Interest rate lock commitments with customers	$557	$7,411	$(3,677)	$4,291	$3,734	$—
Individual forward sale commitments with investors	(195)	(531)	545	(181)	14	—
Securities available-for-sale, at fair value	1,162	12	(3)	1,171	—	12

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

The following table provides estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020, whether or not recognized at fair value on the Consolidated Balance Sheets:

	March 31,		December 31,
	2021		2020
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$85,446	$85,446	$91,576	$91,576
Certificates of deposit at other financial institutions	12,278	12,278	12,278	12,278
Level 2 inputs:
Securities available-for-sale, at fair value	200,182	200,182	176,907	176,907
Securities held-to-maturity	7,500	7,873	7,500	7,556
Loans held for sale, at fair value	156,281	156,281	166,448	166,448
FHLB stock, at cost	6,475	6,475	7,439	7,439
Forward TBA mortgage-backed securities	3,232	3,232	—	—
Interest rate swaps	650	650	21	21
Accrued interest receivable	7,429	7,429	7,030	7,030
Level 3 inputs:
Securities available-for-sale, at fair value	1,129	1,129	1,111	1,111
Loans receivable, gross	1,625,085	1,656,583	1,574,227	1,580,360
Servicing rights, held at lower of cost or fair value	15,735	23,256	12,595	12,833
Fair value interest rate locks with customers	1,985	1,985	4,024	4,024
Mandatory and best effort forward commitments with investors	506	506	—	—
Financial Liabilities
Level 2 inputs:
Deposits	1,780,793	1,778,529	1,674,071	1,674,328
Borrowings	72,528	74,000	165,809	167,680
Subordinated notes	49,344	50,500	10,000	11,083
Accrued interest payable	367	367	406	406
Interest rate swaps	731	731	1,252	1,252
Forward TBA mortgage-backed securities	—	—	1,602	1,602
Level 3 inputs:
Mandatory and best effort forward commitments with investors	—	—	67	67

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares for the quarter ended March 31, 2021. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended March 31, 2021 and 2020 was $402,000 and $325,000, respectively.

Shares held by the ESOP at March 31, 2021 and 2020 were as follows (shown as actual):

	Balances	Balances
	at March 31, 2021	at March 31, 2020
Allocated shares	213,744	189,511
Committed to be released shares	6,480	6,480
Unallocated shares	19,441	45,362
Total ESOP shares	239,665	241,353

Fair value of unallocated shares (in thousands)	$1,205	$2,276

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	At or For the Three Months Ended March 31,
Numerator (in thousands):	2021	2020
Net income	$11,883	$5,167
Dividends and undistributed earnings allocated to participating securities	(170)	(56)
Net income available to common shareholders	$11,713	$5,111
Denominator (shown as actual):
Basic weighted average common shares outstanding	4,215,376	4,391,499
Dilutive shares	123,708	87,419
Diluted weighted average common shares outstanding	4,339,084	4,478,918
Basic earnings per share	$2.78	$1.16
Diluted earnings per share	$2.70	$1.14
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	5,294	41,627

NOTE 13 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorizes 650,000 shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 163,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. On August 15, 2020, the Company awarded grants of 24,880 RSAs and 62,285 stock options with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of $42.70 per share. At March 31, 2021, there were 274,000 stock option awards and 92,905 RSAs available to be granted under the 2018 Plan.

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The Plan provided for the grant of stock options and RSAs.  The 2013 Plan authorized the grant of stock options totaling 324,013 shares of common stock to Company directors and employees of which 322,000 stock options were granted with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of May 8, 2014, of $16.89 per share.  The 2013 Plan authorized the grant of RSAs totaling 129,605 shares to Company directors, advisory directors, emeritus directors, officers, and employees, all of which have been granted.  All options and RSAs previously granted have vested as of March 31, 2021. At March 31, 2021, there were 6,013 stock option awards available to be granted under the 2013 Plan.

Total share-based compensation expense was $295,000 and $224,000 for the three months ended March 31, 2021 and 2020, respectively.

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

The following table presents a summary of the Company’s stock option awards during the three months ended March 31, 2021 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2021	335,877	$38.90	6.58	$5,721,159
Granted	—	—	—	—
Less exercised	2,500	$16.89	—	$96,175
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2021	333,377	$39.06	6.36	$9,380,259

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	332,448	$39.04	6.36	$9,362,972

Exercisable at March 31, 2021	172,488	$28.79	4.47	$6,625,647

__________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At March 31, 2021, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.

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

The following table presents a summary of the Company’s nonvested awards during the three months ended March 31, 2021 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2021	55,092	$48.70
Granted	—	—
Less vested	—	—
Forfeited or expired	—	—
Nonvested at March 31, 2021	55,092	$48.70

At March 31, 2021, there was $2.2 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.4 years.

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

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  Among other things, the CARES Act directs federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal banking agencies issued two interim final rules implementing this directive.  One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratio falls no more than one percentage point below the applicable CBLR requirement, so long as the banking organization maintains a leverage ratio of  7.5% or greater in 2021, or 8% thereafter.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. Effective October 1, 2020, the final rule made no change to the interim final rule issued in April 2020.

The Bank qualified for and elected the CBLR framework as of March 31, 2021. The Tier 1 leverage-based capital ratio calculated for the Bank at March 31, 2021 was 11.8%, compared to 10.9% at December 31, 2020.  At March 31, 2021, the Bank had Tier 1 capital of $250.9 million and a minimum Tier 1 capital requirement of $180.4 million to be considered well capitalized under the CBLR framework. At December 31, 2020, the Bank had Tier 1 capital of $215.9 million and a minimum Tier 1 capital requirement of $159.1 million to be considered well capitalized for the Tier 1 leverage-based ratio under the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (“Basel III”) requirements. At both March 31, 2021 and December 31, 2020, the Bank was categorized as well capitalized under applicable regulatory requirements.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Management believes, at March 31, 2021, that the Bank met all capital adequacy requirements.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2021, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at March 31, 2021 and December 31, 2020 was 10.9% and 11.1%, respectively.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to its commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At March 31, 2021, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as originating adjustable-rate mortgage (“ARM”) loans held for investment. The majority of mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or the FHLB of Des Moines, while the Company retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three months ended March 31, 2021 and 2020:

	At or For the Three Months Ended March 31, 2021
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$1,622	$18,478	$20,100
Benefit (provision) for loan losses	58	(1,558)	(1,500)
Noninterest income	10,832	2,202	13,034
Noninterest expense	(3,131)	(13,218)	(16,349)
Income before provision for income taxes	9,381	5,904	15,285
Provision for income taxes	(2,088)	(1,314)	(3,402)
Net income	$7,293	$4,590	$11,883
Total average assets for period ended	$405,001	$1,725,597	$2,130,598
FTEs	154	355	509

	At or For the Three Months Ended March 31, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$1,181	$16,292	$17,473
Provision for loan losses	(559)	(3,127)	(3,686)
Noninterest income	5,158	3,733	8,891
Noninterest expense	(4,162)	(12,022)	(16,184)
Income before provision for income taxes	1,618	4,876	6,494
Provision for income taxes	(331)	(996)	(1,327)
Net income	$1,287	$3,880	$5,167
Total average assets for period ended	$327,441	$1,406,594	$1,734,035
FTEs	127	317	444

__________________________

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to the other segment. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of assigned liabilities to fund segment assets.

NOTE 16 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at March 31, 2021 and December 31, 2020, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of four retail branches purchased from Bank of America, N.A. in 2016 (“Branch Purchase”). Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2020, and determined that no impairment of goodwill existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.  Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of March 31, 2021, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2020, and the three months ended March 31, 2021.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2019	$7,490	$(2,033)	$5,457
Amortization	—	(706)	(706)
Balance, December 31, 2020	7,490	(2,739)	4,751
Amortization	—	(177)	(177)
Balance, March 31, 2021	$7,490	$(2,916)	$4,574

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $177,000 and for the three months ended March 31, 2021, and $176,000 for the same period in 2020. Amortization expense for CDI is expected to be as follows at March 31, 2021:

Remainder of 2021	$514
2022	691
2023	691
2024	621
2025	525
Thereafter	1,532
Total	$4,574

NOTE 17 - REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

All the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020.

(Dollars in thousands):	At or For the Three Months Ended March 31,
Noninterest income	2021	2020
In-scope of Topic 606:
Debit card interchange fees	$515	$435
Deposit service and account maintenance fees	173	266
Noninterest income (in-scope of Topic 606)	688	701
Noninterest income (out-of-scope of Topic 606)	12,346	8,190
Total noninterest income	$13,034	$8,891

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
●	general economic conditions either nationally or in our market area, that are worse than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our allowance for loan losses, and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the potential transition away from LIBOR toward new interest rate benchmarks;
●	increased competitive pressures among financial services companies;
●	our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to control operating costs and expenses;
●	our ability to retain key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, changes in regulation policies and principles, an increase in regulatory capital requirements or change in the interpretation of regulatory capital or other rules, including as a result of Basel III;
●	adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”), including as a result of the

Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“CAA 2021”);
●	costs and effects of litigation, including settlements and judgments;
●	disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	inability of key third-party vendors to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services, including as a result of the CARES Act and the CAA 2021 and recent COVID-19 vaccination and economic stimulus efforts, and other risks described elsewhere in this Form 10-Q and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Paycheck Protection Program ("PPP") Participation.  The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a loan program called the Paycheck Protection Program, or PPP.  The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two or five-year loan term to maturity, and (c) principal and interest payments deferred for six months or less from the date of disbursement.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA provided that certain criteria is met by the borrower.  The PPP program has been extended to May 31, 2021. The Company has 471 PPP loans totaling $83.8 million as of March 31, 2021 for customers in the communities we serve who are small- to mid-size businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020. We have also from time-to-time utilized the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company has pledged its PPP loans as collateral at face value to obtain FRB non-recourse loans.

Allowance for Loan Losses and Loan Modifications

The Company recorded a provision of $1.5 million for the first quarter of 2021, compared to $3.7 million in the first quarter a year ago, due primarily to probable loan losses reflecting the forecasted adverse impact of the  COVID-19 pandemic on the economy. According to the CARES Act and related banking agency guidance, banks are not required to designate as TDRs the modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current, as defined under the CARES Act prior to any relief. This includes short-term (e.g., less than six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act and related banking agency guidance if they are not more than 30 days past due on their contractual payments as of December 31, 2019, or prior to any relief, respectively, and have experienced financial difficulty as a result of COVID-19. As of March 31, 2021, the amount of portfolio loans remaining under payment/relief agreements includes commercial real estate loans of $22.9 million, commercial business loans of $11.5 million, one-to-four-family loans of $308,000, and consumer loans of $157,000. The primary method of relief is to allow the borrower up to 90-days of interest only payments and/or loan payment deferments, and, on a more limited basis, waived interest, late fees, or interest only loan payments and suspended foreclosure proceedings. These modifications were not classified as TDRs at March 31, 2021 in accordance with the guidance of the CARES Act and related banking agency guidance.  Loan modifications in accordance with the CARES Act and related banking agency guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

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

Overview

FS Bancorp, Inc. and its subsidiary bank, 1st Security Bank of Washington have been serving the Puget Sound area since 1907. Originally chartered as a credit union, known as Washington’s Credit Union, the credit union served various select employment groups. On April 1, 2004, the credit union converted to a Washington state-chartered mutual savings bank. On July 9, 2012, the Bank converted from mutual to stock ownership and became the wholly owned subsidiary of FS Bancorp, Inc.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At March 31, 2021 consumer loans represented 23.6% of the Company’s total gross loan portfolio, down slightly from 23.7% at March 31, 2020.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, pools, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 106 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, and Nevada with four contractor/dealers responsible for 45.7% of the funded loans dollar volume for the three months ended March 31, 2021.  The Company funded $48.4 million, or approximately 2,000 loans during the quarter ended March 31, 2021. The following table details fixture secured loan originations by state for the periods indicated:

	For the Three Months Ended		For the Year Ended
	March 31, 2021		December 31, 2020
State	Amount	Percent	Amount	Percent
Washington	$19,667	40.7%	$79,063	42.6%
Oregon	10,854	22.4	48,272	26.0
California	10,086	20.9	37,835	20.4
Idaho	4,521	9.3	10,681	5.7
Colorado	1,182	2.4	5,005	2.7
Nevada	861	1.8	1,222	0.6
Arizona	857	1.8	2,728	1.5
Minnesota	347	0.7	918	0.5
Total consumer loans	$48,375	100.0%	$185,724	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $434.5 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $2.3 million through the home lending segment during the three months ended March 31, 2021, of which $414.0 million were sold to investors. Of the loans sold to investors, $362.2 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At March 31, 2021, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $156.3 million, totaled $299.3 million, or 18.4%, of the total gross loan portfolio.

For the three months ended March 31, 2021, there were higher volumes of refinances and sales of one-to-four-family homes, compared to the prior years’ surge in construction loans due to lower housing inventories.  Residential construction and development lending, while not as common as other options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The significant 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020, resulted in a larger impact to our interest-earning assets than to our interest-bearing liabilities, reducing our net interest margin. In addition, our net interest margin is adversely impacted by the low loan yields from the PPP loan portfolio. The continuing low interest rate environment is expected to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well.  Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision of $1.5 million for the first quarter of 2021, compared to $3.7 million for the same period one year ago, reflecting improved economic factors on credit-deterioration forecasts due to the adverse impact of the COVID-19 pandemic, the increase in the loan portfolio due to organic growth, and net loan charge-offs. In addition, the current quarter provision for loan losses also reflects risk rating downgrades on loans that are considered at risk due to the COVID-19 pandemic.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax assets of $164,000 and net deferred tax liabilities of $58,000, at March 31, 2021 and December 31, 2020, respectively.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Assets. Total assets increased $62.3 million to $2.18 billion at March 31, 2021, compared to $2.11 billion at December 31, 2020, primarily due to increases in loans receivable, net of $48.1 million, securities available-for-sale of $23.3 million, other assets of $5.0 million, and servicing rights of $3.1 million, partially offset by decreases in loans held for sale of $10.2 million and total cash and cash equivalents of $6.1 million.  The increases in total assets were primarily funded by deposit growth and net proceeds from the issuance of subordinated notes during the three months ended March 31, 2021.

Loans receivable, net increased $48.1 million to $1.59 billion at March 31, 2021, from $1.54 billion at December 31, 2020. Total real estate loans increased $6.3 million, including increases in construction and development loans of $24.7 million and commercial real estate loans of $4.1 million, partially offset by decreases in one-to-four-family portfolio loans of $11.8 million, multi-family loans of $9.0 million, and home equity loans of $1.7 million. Undisbursed construction and development loan commitments decreased $15.6 million to $128.1 million at March 31, 2021, as compared to $143.7 million at December 31, 2020. Consumer loans increased $7.7 million, primarily due to an increase of $8.4 million in indirect home improvement loans.  Commercial business loans increased $36.9 million, primarily due to an increase in commercial and industrial loans of $37.5 million, including PPP loans originated during the quarter totaling $48.0 million partially offset by PPP loan forgiveness by the SBA of $26.1 million.  The focused increase in commercial and industrial loans is tied to the Bank’s investment in our business lending platform, including employees to service business lending customers and cash management teams to support business deposits.

Loans held for sale, consisting of one-to-four-family loans, decreased by $10.2 million, or 6.1%, to $156.3 million at March 31, 2021, from $166.4 million at December 31, 2020. The Company continues to build its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations included $404.0 million of loans originated for sale, $28.1 million of portfolio loans including first and second liens, and $2.3 million of loans brokered to other institutions.  Purchase and refinance activity increased significantly over the last year in response to low market interest rates.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

	For the Three Months Ended		For the Three Months Ended		Year	Year
	March 31, 2021		March 31, 2020		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$185,461	42.7%	$114,652	40.1%	$70,809	61.8
Refinance	248,992	57.3	170,950	59.9	78,042	45.7
Total	$434,453	100.0%	$285,602	100.0%	$148,851	52.1

During the three months ended March 31, 2021, the Company sold $414.0 million of one-to-four-family loans compared to sales of $212.4 million for the same period one year ago.  Gross margins on home loan sales  increased to 4.60% for the three months ended March 31, 2021, compared to 3.50% for the three months ended March 31, 2020.  Gross margins are defined as the margin on loans sold without the impact of deferred costs.

The ALLL was $27.4 million, or 1.68% of gross loans receivable, excluding loans held for sale at March 31, 2021, compared to $26.2 million, or 1.66% of gross loans receivable, excluding loans held for sale at December 31, 2020.  Substandard loans increased $3.3 million to $20.9 million at March 31, 2021, compared to $17.6 million at December 31,

2020. This increase in substandard loans was mostly driven by a construction and development loan in the amount of $1.9 million and one lending relationship with two commercial business loans totaling $1.8 million.  Nonperforming loans, consisting solely of nonaccruing loans 90-days or more past due, increased $1.5 million to $9.3 million at March 31, 2021, from $7.8 million at December 31, 2020.  The increase in nonperforming loans consisted of the $1.9 million in construction and development loan discussed above, partially offset by a $182,000 reduction in consumer loans and a $114,000 reduction in home equity loans. The ratio of nonperforming loans to total gross loans was 0.57% at March 31, 2021, compared to 0.49% at December 31, 2020. There were no OREO properties at March 31, 2021, and one OREO property totaling $90,000 at December 31, 2020.

In accordance with acquisition accounting, the ALLL does not include the recorded discount on loans acquired in the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”) of $1.3 million and $1.5 million on $121.9 million and $132.6 million of gross loans at March 31, 2021 and December 31, 2020, respectively.

Commercial loans reported at a risk rating below “pass” or receiving elevated risk monitoring as a result of the COVID-19 pandemic and their respective industries at the dates indicated are as follows:

(Dollars in thousands)
Loan types:	March 31, 2021	December 31, 2020*	March 31, 2020
Construction and development	$2,915	$3,480	$4,565
Education/worship	243	734	5,525
Food and beverage	13,107	14,577	12,988
Hospitality	41,819	43,960	15,578
Manufacturing	3,184	12,579	18,122
Retail	1,932	2,554	4,058
Transportation	4,487	4,407	5,111
Other	13,778	20,979	18,452
Total	$81,465	$103,270	$84,399

*At December 31, 2020, “pass” rated commercial loans of $12.3 million were included with elevated risk monitoring as they were upgraded in the fourth quarter.  Beginning March 31, 2021, only risk rated commercial loans below “pass” will be shown in our COVID risk monitoring loan reporting.

Additionally, management last year increased the economic factors of the ALLL associated with the loan portfolio based on current economic conditions and the potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact on other economic conditions on the U.S. and global economies from COVID-19.  Management recognizes the potential impact on all of our customers and will continue to assess and evaluate our level of reserves against our homogenous residential and consumer portfolios during the COVID-19 pandemic.

Liabilities. Total liabilities increased $52.0 million to $1.94 billion at March 31, 2021, from $1.88 billion at December 31, 2020, primarily due to increases of $106.7 million in deposits and $39.3 million in subordinated notes less unamortized debt issuance costs, partially offset by a decrease of $93.3 million in borrowings.

Total deposits increased $106.7 million to $1.78 billion at March 31, 2021, from $1.67 billion at December 31, 2020. The increase in deposits was primarily driven by organic growth in customer relationships, proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $76.2 million to $665.3 million at March 31, 2021, from $589.1 million at December 31, 2020, primarily due to increases of $42.4 million in noninterest-bearing checking, $24.6 million in interest-bearing checking, and $9.1 million in escrow accounts related to mortgages serviced.  Money market and savings accounts increased $47.5 million to $629.9 million at March 31, 2021, from $582.4 million at December 31, 2020. Time deposits decreased $16.9 million to $485.6 million at March 31, 2021, from $502.5 million at December 31, 2020 due to a managed run-off of higher costing CDs. Nonretail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds decreased $8.5 million to $188.1 million at March 31, 2021, compared to $196.6 million at December 31, 2020, primarily due to an $8.3 million decrease in brokered CDs.  Management remains focused on increasing its lower cost relationship-based deposits to fund long-term asset growth.

Deposits are summarized as follows at the periods indicated:

	March 31,	December 31,
	2021 (1)(2)	2020(1)(2)
Noninterest-bearing checking	$390,855	$348,421
Interest-bearing checking	250,907	226,282
Savings	161,140	152,842
Money market (3)	468,753	429,548
Certificates of deposit less than $100,000(4)	285,505	299,157
Certificates of deposit of $100,000 through $250,000	133,570	135,901
Certificates of deposit of $250,000 and over(5)	66,528	67,488
Escrow accounts related to mortgages serviced	23,535	14,432
Total	$1,780,793	$1,674,071

__________________________

(1)	Includes $136.4 million of deposits at March 31, 2021 from the Branch Purchase and $129.5 million at December 31, 2020.
(2)	Includes $286.7 million and $286.5 million of deposits at March 31, 2021 and December 31, 2020, respectively, from the Anchor Acquisition.
(3)	Includes $11.0 million and $15.0 million of brokered deposits at March 31, 2021 and December 31, 2020, respectively.
(4)	Includes $178.5 and $186.4 million of brokered deposits at March 31, 2021 and December 31, 2020, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit.

As a result, primarily of the COVID-19 pandemic and the resulting availability of PPP loan funds and stimulus funds made available during 2020 and the first quarter of 2021, the tables above reflect period over period increases as well as changes in deposits, partially impacted by customers transferring funds from CDs to more liquid interest-bearing accounts, such as money market and interest-bearing checking.

Borrowings decreased $93.3 million to $72.5 million at March 31, 2021, from $165.8 million at December 31, 2020, primarily related to the repayment of $63.3 million of  PPPLF borrowings, due in part to SBA forgiveness and voluntary repayments and $30.0 million of FHLB borrowings utilizing funds attributable to deposit growth.

During the first quarter 2021, the Company repaid $10.0 million in subordinated notes bearing a fixed interest rate of 6.5% and issued $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes with registration rights in a private placement transaction announced on February 10, 2021, at an initial fixed rate of 3.75%.  The 3.75% fixed-to-floating rate subordinated notes have a stated maturity of February 15, 2031. Net proceeds after placement agent fees and offering expenses will be used for general corporate purposes including providing capital to support the organic growth of the Bank, potential share repurchase activities, and potential acquisition opportunities.

Management entered into two liability interest rate swap arrangements designated as cash flow hedges in the first quarter of 2020 and one liability interest rate swap arrangement in the third quarter of 2020 to lock the expense costs associated with $90.0 million in brokered deposits and borrowings.  The average cost of these $90.0 million in notional pay fixed interest rate swap agreements was 73 basis points for which the Bank will pay a fixed rate of 73 basis points to the interest rate swap counterparty, compared to the quarterly reset of three-month LIBOR that will adjust quarterly.  Management will continue to implement processes to match balance sheet funding duration and minimize interest rate risk and costs.

Stockholders’ Equity. Total stockholders’ equity increased $10.3 million to $240.3 million at March 31, 2021, from $230.0 million at December 31, 2020. The increase in stockholders’ equity during the three months ended March 31, 2021, was primarily due to net income of $11.9 million, partially offset by dividends of $1.1 million and common stock repurchases of $411,000.  The Company repurchased 7,416 shares of its common stock during the three months ended March 31, 2021, at an average price of $55.42 per share. Book value per common share was $57.79 at March 31, 2021, compared to $55.33 at December 31, 2020.

We calculated book value based on common shares outstanding of 4,233,040 at March 31, 2021, less 55,092 unvested restricted stock shares, and 19,441 of unallocated ESOP shares for the reported common shares outstanding of 4,158,507. Common shares outstanding was calculated using 4,237,956 shares at December 31, 2020, less 55,092 unvested restricted stock shares, and 25,921 of unallocated ESOP shares for the reported common shares outstanding of 4,156,943.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

General. Net income was $11.9 million for the three months ended March 31, 2021, and $5.2 million for the three months ended March 31, 2020.  The increase in net income for the three months ended March 31, 2021 was primarily due to a $4.1 million, or 46.6% increase in noninterest income, a $2.6 million increase in net interest income, and a $2.2 million decrease in the provision for loan losses, partially offset by a $2.1 million increase in the provision for income tax.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2021			March 31, 2020
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,717,050	$21,534	5.09%	$1,420,227	$20,740	5.87%
Mortgage-backed securities	64,549	353	2.22%	66,670	383	2.31%
Investment securities available-for-sale	119,170	604	2.06%	69,590	446	2.58%
Investment securities held-to-maturity	7,500	95	5.14%	—	—	0.00%
Federal Home Loan Bank stock	7,247	84	4.70%	8,259	107	5.21%
Interest-bearing deposits at other financial institutions	127,382	114	0.36%	69,763	273	1.57%
Total interest-earning assets	2,042,898	22,784	4.52%	1,634,509	21,949	5.40%
Noninterest-earning assets	87,700			99,526
Total assets	$2,130,598			$1,734,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$604,917	$468	0.31%	$405,354	$826	0.82%
Interest-bearing checking	230,106	50	0.09%	180,472	136	0.30%
Certificates of deposit	491,306	1,464	1.21%	545,293	2,845	2.10%
Borrowings	130,174	446	1.39%	92,611	497	2.16%
Subordinated notes	28,248	256	3.68%	9,887	172	7.00%
Total interest-bearing liabilities	1,484,751	2,684	0.73%	1,233,617	4,476	1.46%
Noninterest-bearing accounts	387,918			273,442
Other noninterest-bearing liabilities	28,519			23,806
Stockholders’ equity	229,410			203,170
Total liabilities and stockholders’ equity	$2,130,598			$1,734,035
Net interest income		$20,100			$17,473
Net interest rate spread			3.79%			3.94%
Net earning assets	$558,147			$400,892
Net interest margin			3.99%			4.30%
Average interest-earning assets to average interest-bearing liabilities	137.59%			132.50%

_______________________

(1)	Includes loans held for sale.

Net Interest Income. Net interest income increased $2.6 million to $20.1 million for the three months ended March 31, 2021, from $17.5 million for the three months ended March 31, 2020. This comparable quarter over quarter increase was primarily the result of an improved mix of loans versus other interest-earning assets and increased balances in higher yielding loans funded by lower cost deposits.  Interest expense decreased $1.8 million, primarily as a result of repricing deposit costs. Interest income increased $835,000, primarily due to an increase of $794,000 in interest income on loans receivable, including fees, impacted primarily by loan growth with low market interest rates on new loan originations, including low yielding PPP loans, resetting adjustable-rate instruments, refinances of higher yielding one-to-four-family portfolio loans, and SBA forgiveness of PPP loans. For the three months ended March 31, 2021, the total recognition of net deferred fees on forgiven and nonforgiven PPP loans was $653,000.

The net interest margin (“NIM”) decreased 31 basis points to 3.99% for the three months ended March 31, 2021, from 4.30% for the same period in the prior year.  The comparable quarter over quarter decrease in NIM was impacted by lower yielding loans, including PPP loans and reduced interest rates on new fixed-rate real estate loan and adjustable-rate commercial loan originations.  During the quarter, $316,000 in premium was amortized on purchased loans with early payoffs, partially offset by $213,000 in discount accretion from the Anchor Acquisition.

Interest Income. Interest income for the three months ended March 31, 2021, increased $835,000, to $22.8 million, from $21.9 million for the three months ended March 31, 2020. The increase during the period was primarily attributable to the $408.4 million increase in total interest-earning assets as most yields/rates decreased from the prior period.  The decrease in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the reduction of higher interest rate and fee income loans, the impact of refinances of one-to-four-family loans and the origination of PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the maturity of the loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020		Increase/
	Average		Average		(Decrease )
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,717,050	5.09%	$1,420,227	5.87%	$794
Mortgage-backed securities	64,549	2.22	66,670	2.31	(30)
Investment securities available-for-sale	119,170	2.06	69,590	2.58	158
Investment securities held-to-maturity	7,500	5.14	—	—	95
FHLB stock	7,247	4.70	8,259	5.21	(23)
Interest-bearing deposits at other financial institutions	127,382	0.36	69,763	1.57	(159)
Total interest-earning assets	$2,042,898	4.52%	$1,634,509	5.40%	$835

Interest Expense. Interest expense decreased $1.8 million, to $2.7 million for the three months ended March 31, 2021, from $4.5 million for the same prior year period, due to a decrease of interest expense on deposits of $1.8 million. The average cost of funds for total interest-bearing liabilities decreased 73 basis points to 0.73% for the three months ended March 31, 2021, from 1.46% for the three months ended March 31, 2020.  The decrease was predominantly due to the decrease in cost for market rate deposits and decreased borrowing costs reflecting the lower market interest rates.  The average cost of total interest-bearing deposits decreased 74 basis points to 0.61%, for the three months ended March 31, 2021, compared to 1.35%, for the three months ended March 31, 2020, predominantly due to the decrease in cost for market rate deposits as well as a strategic shift away from higher cost certificate of deposit funding.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$604,917	0.31%	$405,354	0.82%	$(358)
Interest-bearing checking	230,106	0.09	180,472	0.30	(86)
Certificates of deposit	491,306	1.21	545,293	2.10	(1,381)
Borrowings	130,174	1.39	92,611	2.16	(51)
Subordinated notes	28,248	3.68	9,887	7.00	84
Total interest-bearing liabilities	$1,484,751	0.73%	$1,233,617	1.46%	$(1,792)

Provision for Loan Losses. For the three months ended March 31, 2021, the provision for loan losses was $1.5 million, compared to $3.7 million  for the three months ended March 31, 2020 with the reduction of the provision reflecting the improved forecasted impact of the COVID-19 pandemic at March 31, 2021 compared to the same time last year. The $83.8 million balance of PPP loans was excluded from the calculation for the allowance for loan and lease losses at March 31, 2021 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reduce the Bank’s loan balance for the amount forgiven. In addition, the current quarter provision for loan losses also reflects risk rating downgrades on loans that are considered at risk due to the COVID-19 pandemic. During the three months ended March 31, 2021, net loan charge-offs totaled $297,000, compared to $43,000 during the three months ended March 31, 2020. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ALLL and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income increased $4.1 million, or 46.6%, to $13.0 million for the three months ended March 31, 2021, from $8.9 million for the three months ended March 31, 2020. The increase during the period primarily reflects a $5.8 million, or 98.1% increase in gain on sale of loans, primarily due to higher sales volume, partially offset by a $1.5 million, or 80.0% decrease in other noninterest income due to the net gain on the one-time sale of Class B Visa stock shares during the first quarter last year.

Noninterest Expense. Noninterest expense increased $165,000 to $16.3 million for the three months ended March 31, 2021, from $16.2 million for the three months ended March 31, 2020. The increase in noninterest expense reflects a $2.1 million increase in salaries and benefits, mostly attributable to increases in incentives and commissions of $2.5 million.  Other increases included data processing of $327,000, professional and board fees of $141,000, and FDIC insurance of $122,000, partially offset by the year over year variance in the value of servicing rights of $2.6 million.  In the comparable quarter for 2020, we recognized an impairment of $514,000 on our servicing rights asset due to falling interest rates.  In the first quarter of 2021, we recognized a recovery of $2.1 million in servicing rights due to increasing market rates experienced in the quarter.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 49.34% for the three months ended March 31, 2021, compared to 61.39% for the three months ended March 31, 2020, representing the increase in noninterest income noted above.

Provision for Income Tax. For the three months ended March 31, 2021, the Company recorded a provision for income tax expense of $3.4 million on pre-tax income as compared to $1.3 million for the three months ended March 31, 2020. The effective corporate income tax rates for the three months ended March 31, 2021 and 2020 were 22.3% and 20.4%, respectively.  The increase in the tax provision is primarily due to a $8.8 million increase in pre-tax income during the three months ended March 31, 2021, as compared to the same period last year.

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

At March 31, 2021, the Bank’s total borrowing capacity was $565.7 million with the FHLB of Des Moines, with unused borrowing capacity of $487.4 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At March 31, 2021, the Bank held approximately $772.0 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the FRB, with a current limit of $182.7 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at March 31, 2021. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At March 31, 2021, the Bank held approximately $377.3 million in loans that qualify as collateral for the FRB line of credit. The Bank also had available liquidity from the PPPLF, pursuant to which the Bank can pledge its PPP loans as collateral at face value to obtain FRB non-recourse loans.  As of March 31, 2021, there were no PPPLF advances outstanding and the Bank had $83.8 million in PPP loans which may be pledged collateral under the PPPLF.  Advances under the PPPLF incur interest at a per annum rate of 0.35%.  The maturity date of any PPPLF advance will be the maturity date of the PPP loan pledged to secure the PPPLF advance or when the tranche of PPP loans utilized to collateralize the PPPLF borrowing are forgiven, whichever comes first.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $362.2  million at March 31, 2021. Total brokered deposits at March 31, 2021 were $178.2 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At March 31, 2021, the approved outstanding loan commitments, including unused lines of credit amounted to $512.0 million.  Certificates of deposit scheduled to mature in three months or less at March 31, 2021, totaled $141.8 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2021, FS Bancorp, Inc. had $30.0 million in unrestricted cash to meet liquidity needs.

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

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at March 31, 2021, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC.

Based on capital levels at March 31, 2021, the Bank was considered to be well capitalized.  Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%.  At March 31, 2021, the Bank qualified and elected to use the CBLR to measure capital adequacy. The Tier 1 leverage-based capital ratio calculated for the Bank at March 31, 2021 was 11.8%, compared to 10.9% at December 31, 2020.  As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8.5% beginning on January 1, 2021 for this calendar year. The CBLR will return to 9% on January 1, 2022.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2021, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at March 31, 2021 was 10.9%. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2021 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.          Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2021:

Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan
January 1, 2021 - January 31, 2021	2,500	$55.36	—	$3,427,254
February 1, 2021 - February 28, 2021	4,916	55.45	4,916	3,154,672
March 1, 2021 - March 31, 2021	—	—	—	—
Total for the quarter	7,416	$55.42	4,916	$3,154,672

On April 26, 2021, the Company announced that its Board of Directors approved a renewed and increased share repurchase plan, including the remaining shares from the previous repurchase share plan, providing up to $15.0 million of the Company’s shares authorized and outstanding.  The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time, to be repurchased through June 30, 2022, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.                Mine Safety Disclosures

Not applicable.

Item 5.                Other Information

Not applicable.

Item 6.                  Exhibits

3.1	Articles of Incorporation of FS Bancorp, Inc. (1)
3.2	Bylaws of FS Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (3)
4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto (3)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
10.9	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, Lisa Cleary, and May-Ling Sowell (5)
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (6)
10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (6)
10.14	Form of Registration Rights Agreement for Subordinated Notes (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 10, 2013 (File No. 001-355589).
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-192990) filed on December 20, 2013 and incorporated by reference.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589).
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: May 10, 2021	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)