Form 10-Q
period 2021-06-30
FS Bancorp, Inc.
filed 2021-08-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021              OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 6, 2021, there were 8,230,345 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10-Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
ASSETS	2021	2020
Cash and due from banks	$12,957	$11,554
Interest-bearing deposits at other financial institutions	73,597	80,022
Total cash and cash equivalents	86,554	91,576
Certificates of deposit at other financial institutions	11,782	12,278
Securities available-for-sale, at fair value	232,570	178,018
Securities held-to-maturity (fair value of $8,000 and $7,556, respectively)	7,500	7,500
Loans held for sale, at fair value	121,395	166,448
Loans receivable, net	1,645,664	1,544,981
Accrued interest receivable	7,323	7,030
Premises and equipment, net	27,594	27,343
Operating lease right-of-use (“ROU”) assets	5,193	4,949
Federal Home Loan Bank (“FHLB”) stock, at cost	5,065	7,439
Other real estate owned (“OREO”)	—	90
Deferred tax asset, net	216	—
Bank owned life insurance (“BOLI”), net	36,655	36,226
Servicing rights, held at the lower of cost or fair value	16,356	12,595
Goodwill	2,312	2,312
Core deposit intangible, net	4,397	4,751
Other assets	12,037	9,705
TOTAL ASSETS	$2,222,613	$2,113,241
LIABILITIES
Deposits:
Noninterest-bearing accounts	$432,217	$362,853
Interest-bearing accounts	1,426,393	1,311,218
Total deposits	1,858,610	1,674,071
Borrowings	42,528	165,809
Subordinated notes:
Principal amount	50,000	10,000
Unamortized debt issuance costs	(639)	—
Total subordinated notes less unamortized debt issuance costs	49,361	10,000
Operating lease liabilities	5,401	5,176
Deferred tax liability, net	—	58
Other liabilities	24,953	28,120
Total liabilities	1,980,853	1,883,234
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 8,333,566 and 8,475,912 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	83	85
Additional paid-in capital	75,797	81,275
Retained earnings	164,606	146,405
Accumulated other comprehensive income, net of tax	1,434	2,533
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(160)	(291)
Total stockholders’ equity	241,760	230,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,222,613	$2,113,241

Per share data has been adjusted to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans receivable, including fees	$22,484	$20,564	$44,018	$41,304
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,313	1,149	2,563	2,358
Total interest and dividend income	23,797	21,713	46,581	43,662
INTEREST EXPENSE
Deposits	1,870	3,226	3,852	7,033
Borrowings	222	458	668	955
Subordinated notes	485	169	741	341
Total interest expense	2,577	3,853	5,261	8,329
NET INTEREST INCOME	21,220	17,860	41,320	35,333
PROVISION FOR LOAN LOSSES	—	4,649	1,500	8,335
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,220	13,211	39,820	26,998
NONINTEREST INCOME
Service charges and fee income	1,188	96	1,953	1,020
Gain on sale of loans	6,392	13,365	18,077	19,264
Gain on sale of investment securities	—	182	—	182
Earnings on cash surrender value of BOLI	215	215	429	431
Other noninterest income	391	273	761	2,125
Total noninterest income	8,186	14,131	21,220	23,022
NONINTEREST EXPENSE
Salaries and benefits	11,932	7,420	23,541	16,967
Operations	2,709	2,573	5,132	4,976
Occupancy	1,226	1,216	2,365	2,325
Data processing	1,203	1,051	2,510	2,031
Loss on sale of OREO	—	—	9	2
OREO expenses	—	2	—	2
Loan costs	647	451	1,171	951
Professional and board fees	786	668	1,608	1,349
Federal Deposit Insurance Corporation (“FDIC”) insurance	123	158	371	284
Marketing and advertising	155	103	252	249
Amortization of core deposit intangible	177	177	354	353
(Recovery) impairment of servicing rights	4	803	(2,046)	1,317
Total noninterest expense	18,962	14,622	35,267	30,806
INCOME BEFORE PROVISION FOR INCOME TAXES	10,444	12,720	25,773	19,214
PROVISION FOR INCOME TAXES	1,895	2,700	5,341	4,027
NET INCOME	$8,549	$10,020	$20,432	$15,187
Basic earnings per share	$1.00	$1.17	$2.39	$1.74
Diluted earnings per share	$0.97	$1.15	$2.32	$1.71

Per share data has been adjusted to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$8,549	$10,020	$20,432	$15,187
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized holding (loss) gain during period	(323)	2,516	(2,509)	4,880
Income tax benefit (provision) related to unrealized holding (loss) gain	68	(540)	540	(1,048)
Reclassification adjustment for realized gains, net included in net income	—	(182)	—	(182)
Income tax provision related to reclassification for realized gains, net	—	39	—	39
Cash flow hedges:
Unrealized derivative (losses) gains during period	(165)	(390)	871	(1,442)
Income tax benefit (provision) related to unrealized derivative (losses) gains	35	84	(187)	310
Reclassification adjustment for realized loss (gain), net included in net income	124	(15)	238	(14)
Income tax (benefit) provision related to reclassification, net	(26)	3	(52)	3
Other comprehensive (loss) income, net of tax	(287)	1,515	(1,099)	2,546
COMPREHENSIVE INCOME	$8,262	$11,535	$19,333	$17,733

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended June 30, 2020 and 2021

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, April 1, 2020	8,664,392	$87	$84,473	$114,957	$1,819	$(507)	$200,829
Net income	—	$—	—	10,020	—	—	$10,020
Dividends paid ($0.11 per share)	—	$—	—	(887)	—	—	$(887)
Share-based compensation	—	$—	223	—	—	—	$223
Common stock repurchased	(174,310)	$(2)	(3,237)	—	—	—	$(3,239)
Other comprehensive income, net of tax	—	$—	—	—	1,515	—	$1,515
ESOP shares allocated	—	$—	114	—	—	66	$180
BALANCE, June 30, 2020	8,490,082	$85	$81,573	$124,090	$3,334	$(441)	$208,641

BALANCE, April 1, 2021	8,466,080	$85	$81,537	$157,193	$1,721	$(225)	$240,311
Net income	—	$—	—	8,549	—	—	$8,549
Dividends paid ($0.13 per share)	—	$—	—	(1,136)	—	—	$(1,136)
Share-based compensation	—	$—	298	—	—	—	$298
Common stock repurchased - repurchase plan	(200,588)	$(2)	(5,540)	—	—	—	$(5,542)
Stock options exercised, net	68,074	$—	(928)	—	—	—	$(928)
Other comprehensive loss, net of tax	—	$—	—	—	(287)	—	$(287)
ESOP shares allocated	—	$—	430	—	—	65	$495
BALANCE, June 30, 2021	8,333,566	$83	$75,797	$164,606	$1,434	$(160)	$241,760

_________________________________

Per share data has been adjusted to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

Six Months Ended June 30, 2020 and 2021

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2020	8,918,082	$89	$89,223	$110,715	$788	$(573)	$200,242
Net income	—	$—	—	15,187	—	—	$15,187
Dividends paid ($0.21 per share)	—	$—	—	(1,812)	—	—	$(1,812)
Share-based compensation	—	$—	447	—	—	—	$447
Common stock repurchased - repurchase plan	(446,796)	$(4)	(8,224)	—	—	—	$(8,228)
Stock options exercised	18,796	$—	(246)	—	—	—	$(246)
Other comprehensive income, net of tax	—	$—	—	—	2,546	—	$2,546
ESOP shares allocated	—	$—	373	—	—	132	$505
BALANCE, June 30, 2020	8,490,082	$85	$81,573	$124,090	$3,334	$(441)	$208,641

BALANCE, January 1, 2021	8,475,912	$85	$81,275	$146,405	$2,533	$(291)	$230,007
Net income	—	$—	—	20,432	—	—	$20,432
Dividends paid ($0.27 per share)	—	$—	—	(2,231)	—	—	$(2,231)
Share-based compensation	—	$—	593	—	—	—	$593
Common stock repurchased	(215,420)	$(2)	(5,813)	—	—	—	$(5,815)
Stock options exercised	73,074	$—	(1,024)	—	—	—	$(1,024)
Other comprehensive loss, net of tax	—	$—	—	—	(1,099)	—	$(1,099)
ESOP shares allocated	—	$—	766	—	—	131	$897
BALANCE, June 30, 2021	8,333,566	$83	$75,797	$164,606	$1,434	$(160)	$241,760

___________________________________

Per share data has been adjusted to reflect two-for-one split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

.

	Six Months Ended June 30,
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES	2021	2020
Net income	$20,432	$15,187
Adjustments to reconcile net income to net cash from (used by) operating activities
Provision for loan losses	1,500	8,335
Depreciation, amortization and accretion	8,815	6,777
Compensation expense related to stock options and restricted stock awards	593	447
ESOP compensation expense for allocated shares	897	505
Increase in cash surrender value of BOLI	(429)	(431)
Gain on sale of loans held for sale	(17,971)	(19,264)
Gain on sale of portfolio loans	(106)	—
Gain on sale of investment securities	—	(182)
Origination of loans held for sale	(738,564)	(708,946)
Proceeds from sale of loans held for sale	806,668	651,962
(Recovery) impairment of servicing rights	(2,046)	1,317
Loss on sale of OREO	9	2
Changes in operating assets and liabilities
Accrued interest receivable	(293)	(395)
Other assets	(3,834)	4,667
Other liabilities	(2,256)	3,464
Net cash from (used by) operating activities	73,415	(36,555)
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	9,173
Maturities, prepayments, and calls	11,537	20,258
Purchases	(69,423)	(67,632)
Maturities of certificates of deposit at other financial institutions	496	2,976
Portfolio loan originations and principal collections, net	(116,050)	(84,333)
Proceeds from sale of portfolio loans	2,699	—
Purchase of portfolio loans	—	(32,743)
Proceeds from sale of OREO, net	81	76
Purchase of premises and equipment, net	(1,595)	(960)
Change in FHLB stock, net	2,374	386
Net cash used by investing activities	(169,881)	(152,799)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	184,462	214,595
Proceeds from borrowings	—	315,114
Repayments of borrowings	(123,281)	(249,723)
Net proceeds from issuance of subordinated notes	49,333	—
Repayment of subordinated notes	(10,000)	—
Dividends paid on common stock	(2,231)	(1,812)
Disbursements from stock options exercised, net	(1,024)	(246)
Common stock repurchased	(5,815)	(8,228)
Net cash from financing activities	91,444	269,700
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,022)	80,346

CASH AND CASH EQUIVALENTS, beginning of period	91,576	45,778
CASH AND CASH EQUIVALENTS, end of period	$86,554	$126,124

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$4,682	$7,980
Income taxes	6,206	70

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized (loss) gain on investment securities	$(2,509)	$4,698
Change in unrealized gain on cash flow hedges	1,109	1,456
Retention in gross mortgage servicing rights from loan sales	5,600	4,401
Right-of-use assets in exchange for lease liabilities	979	366

See accompanying notes to these consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 21 full-service bank branches, a headquarters that produces loans and accepts deposits, and 10 loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, Clallam, Grays Harbor, Thurston, and Lewis counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2021 for potential recognition or disclosure.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (“Topic 848”). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging - Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU  and the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the effective dates.  The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Recent Events - On June 25, 2021, the Company announced a stock split (“stock split”) in the form of a 100% stock dividend consisting of one additional common share for each outstanding common share.  The stock dividend was distributed on July 14, 2021, to shareholders of record as of July 6, 2021.  All share and per share data in this Form 10-Q have been adjusted retrospectively and are reflective of the stock split.

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

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale and held-to-maturity at June 30, 2021 and December 31, 2020:

	June 30, 2021
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$16,870	$146	$(189)	$16,827
Corporate securities	11,907	47	(425)	11,529
Municipal bonds	111,469	1,671	(1,687)	111,453
Mortgage-backed securities	74,006	2,176	(183)	75,999
U.S. Small Business Administration securities	16,369	393	—	16,762
Total securities available-for-sale	230,621	4,433	(2,484)	232,570

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	500	—	8,000
Total securities held-to-maturity	7,500	500	—	8,000

Total securities	$238,121	$4,933	$(2,484)	$240,570

	December 31, 2020
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$7,940	$166	$(1)	$8,105
Corporate securities	11,885	54	(939)	11,000
Municipal bonds	69,572	2,435	(150)	71,857
Mortgage-backed securities	65,722	2,541	(76)	68,187
U.S. Small Business Administration securities	18,441	443	(15)	18,869
Total securities available-for-sale	173,560	5,639	(1,181)	178,018

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	77	(21)	7,556
Total securities held-to-maturity	7,500	77	(21)	7,556

Total securities	$181,060	$5,716	$(1,202)	$185,574

At June 30, 2021, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.5 million to secure Washington State public deposits of $16.3 million with a $6.7 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2020, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.8 million to secure Washington State public deposits of $13.2 million with a $5.3 million minimum collateral requirement by the Washington Public Deposit Protection Commission.  At June 30, 2021, the Bank had pledged two securities with a carrying value of $3.2 million to secure interest rate swaps designated as cash flow hedges.

Investment securities that were in an unrealized loss position at June 30, 2021 and December 31, 2020 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$7,688	$(189)	$—	$—	$7,688	$(189)
Corporate securities	3,702	(296)	2,870	(129)	6,572	(425)
Municipal bonds	57,949	(1,687)	—	—	57,949	(1,687)
Mortgage-backed securities	6,233	(73)	7,837	(110)	14,070	(183)
Total securities available-for-sale	$75,572	$(2,245)	$10,707	$(239)	$86,279	$(2,484)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$1,986	$(1)	$—	$—	$1,986	$(1)
Corporate securities	7,059	(939)	—	—	7,059	(939)
Municipal bonds	8,377	(150)	—	—	8,377	(150)
Mortgage-backed securities	6,903	(65)	3,002	(11)	9,905	(76)
U.S. Small Business Administration securities	2,314	(15)	—	—	2,314	(15)
Total securities available-for-sale	26,639	(1,170)	3,002	(11)	29,641	(1,181)

SECURITIES HELD-TO-MATURITY
Corporate securities	4,979	(21)	—	—	4,979	(21)
Total securities held-to-maturity	4,979	(21)	—	—	4,979	(21)

Total	$31,618	$(1,191)	$3,002	$(11)	$34,620	$(1,202)

There were 50 investments with unrealized losses of less than one year, and four investments with an unrealized loss of more than one year at June 30, 2021. There were 21 investments with unrealized losses of less than one year, and one investment with an unrealized loss of more than one year at December 31, 2020. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the six months ended June 30, 2021, or for the year ended December 31, 2020.  Additional deterioration in market and economic conditions related to the COVID-19 pandemic, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The contractual maturities of securities available-for-sale and held-to-maturity at June 30, 2021 and December 31, 2020 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30, 2021		December 31, 2020
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$968	$1,033	$978	$1,060
Due after five years through ten years	4,913	4,927	1,000	1,036
Due after ten years	10,989	10,867	5,962	6,009
Subtotal	16,870	16,827	7,940	8,105
Corporate securities
Due in one year or less	2,413	2,428	2,392	2,433
Due after one year through five years	3,494	3,505	3,493	3,491
Due after five years through ten years	4,000	3,704	4,000	3,676
Due after ten years	2,000	1,892	2,000	1,400
Subtotal	11,907	11,529	11,885	11,000
Municipal bonds
Due in one year or less	—	—	101	101
Due after one year through five years	3,736	3,924	3,749	3,980
Due after five years through ten years	8,902	9,136	7,994	8,321
Due after ten years	98,831	98,393	57,728	59,455
Subtotal	111,469	111,453	69,572	71,857
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	58,278	60,204	47,675	50,005
Federal Home Loan Mortgage Corporation (“FHLMC”)	10,948	10,930	11,825	11,913
Government National Mortgage Association (“GNMA”)	4,780	4,865	6,222	6,269
Subtotal	74,006	75,999	65,722	68,187
U.S. Small Business Administration securities
Due after one year through five years	3,436	3,506	2,266	2,353
Due after five years through ten years	5,148	5,280	8,097	8,333
Due after ten years	7,785	7,976	8,078	8,183
Subtotal	16,369	16,762	18,441	18,869
Total securities available-for-sale	230,621	232,570	173,560	178,018

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	7,500	8,000	7,500	7,556
Total securities held-to-maturity	7,500	8,000	7,500	7,556

Total securities	$238,121	$240,570	$181,060	$185,574

There were no sales proceeds, gains or losses for the three and six months ended June 30, 2021 and $9.2 million in proceeds and $182,000 in gains for both the three and six months ended June 30, 2020 from securities available-for-sale.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
REAL ESTATE LOANS	2021	2020
Commercial	$231,196	$222,719
Construction and development	242,715	216,975
Home equity	40,718	43,093
One-to-four-family (excludes loans held for sale)	335,397	311,093
Multi-family	133,828	131,601
Total real estate loans	983,854	925,481
CONSUMER LOANS
Indirect home improvement	308,447	286,020
Marine	86,216	85,740
Other consumer	3,177	3,418
Total consumer loans	397,840	375,178
COMMERCIAL BUSINESS LOANS
Commercial and industrial	242,287	224,476
Warehouse lending	54,072	49,092
Total commercial business loans	296,359	273,568
Total loans receivable, gross	1,678,053	1,574,227
Allowance for loan and lease losses	(27,234)	(26,172)
Deferred costs and fees, net	(5,514)	(4,017)
Premiums on purchased loans, net	359	943
Total loans receivable, net	$1,645,664	$1,544,981

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

At June 30, 2021, the Bank held approximately $751.8 million in loans that are pledged as collateral for FHLB advances, compared to approximately $774.8 million at December 31, 2020. The Bank held approximately $396.8 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (“FRB”) line of credit at June 30, 2021, compared to approximately $369.2 million at December 31, 2020.  At June 30, 2021, the Bank held $73.2 million of loans originated under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) which qualified as collateral for non-recourse advances under the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF concluded on July 30, 2021.

Included in the carrying value of gross loans are net discounts on loans purchased in the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”).  The remaining net discount on loans acquired was $1.0 million and $1.5 million, on $100.2 million and $132.6 million of gross loans at June 30, 2021 and December 31, 2020, respectively.

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

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and six months ended June 30, 2021 and 2020:

	At or For the Three Months Ended June 30, 2021
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$13,615	$6,815	$5,669	$1,276	$27,375
Provision (recapture) for loan losses	693	349	5	(1,047)	—
Charge-offs	—	(349)	—	—	(349)
Recoveries	—	208	—	—	208
Net charge-offs	—	(141)	—	—	(141)
Ending balance	$14,308	$7,023	$5,674	$229	$27,234
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$269	$988	$—	$1,257
Loans collectively evaluated for impairment	14,308	6,754	4,686	229	25,977
Ending balance	$14,308	$7,023	$5,674	$229	$27,234
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,049	$768	$4,487	$—	$6,304
Loans collectively evaluated for impairment	982,805	397,072	291,872	—	1,671,749
Ending balance	$983,854	$397,840	$296,359	$—	$1,678,053

	At or For the Three Months Ended June 30, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$7,243	$4,199	$4,244	$1,186	$16,872
Provision (recapture) for loan losses	4,669	1,055	(121)	(954)	4,649
Charge-offs	—	(303)	—	—	(303)
Recoveries	—	181	125	—	306
Net (charge-offs) recoveries	—	(122)	125	—	3
Ending balance	$11,912	$5,132	$4,248	$232	$21,524
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$259	$639	$—	$913
Loans collectively evaluated for impairment	11,897	4,873	3,609	232	20,611
Ending balance	$11,912	$5,132	$4,248	$232	$21,524
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,889	$746	$4,262	$—	$7,897
Loans collectively evaluated for impairment	865,036	344,575	251,400	—	1,461,011
Ending balance	$867,925	$345,321	$255,662	$—	$1,468,908

	At or For the Six Months Ended June 30, 2021
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$13,846	$6,696	$4,939	$691	$26,172
Provision (recapture) for loan losses	462	727	773	(462)	1,500
Charge-offs	—	(852)	(38)	—	(890)
Recoveries	—	452	—	—	452
Net charge-offs	—	(400)	(38)	—	(438)
Ending balance	$14,308	$7,023	$5,674	$229	$27,234
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$269	$988	$—	$1,257
Loans collectively evaluated for impairment	14,308	6,754	4,686	229	25,977
Ending balance	$14,308	$7,023	$5,674	$229	$27,234
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,049	$768	$4,487	$—	$6,304
Loans collectively evaluated for impairment	982,805	397,072	291,872	—	1,671,749
Ending balance	$983,854	$397,840	$296,359	$—	$1,678,053

	At or For the Six Months Ended June 30, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$6,206	$3,766	$3,254	$3	$13,229
Provision for loan losses	5,688	1,715	703	229	8,335
Charge-offs	—	(673)	(11)	—	(684)
Recoveries	18	324	302	—	644
Net recoveries (charge-offs)	18	(349)	291	—	(40)
Ending balance	$11,912	$5,132	$4,248	$232	$21,524
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$259	$639	$—	$913
Loans collectively evaluated for impairment	11,897	4,873	3,609	232	20,611
Ending balance	$11,912	$5,132	$4,248	$232	$21,524
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,889	$746	$4,262	$—	$7,897
Loans collectively evaluated for impairment	865,036	344,575	251,400	—	1,461,011
Ending balance	$867,925	$345,321	$255,662	$—	$1,468,908

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

As of June 30, 2021, the amount of loans remaining under payment/relief agreements included commercial real estate loans of $24.4 million, commercial business loans of $9.3 million, and consumer loans of $147,000.  These loans were classified as current and accruing interest as of June 30, 2021, with the exception of $4.5 million in commercial business loans which were classified as nonaccrual, yet current on contractual payments. These modifications were not classified as TDRs at June 30, 2021 in accordance with the CARES Act and related bank agency regulatory guidance. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.  At June 30, 2021 and December 31, 2020, the Company had no TDRs.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and six-month periods ended June 30, 2021 and 2020.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at June 30, 2021 and December 31, 2020:

	June 30, 2021
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$231,196	$231,196	$—
Construction and development	—	—	—	—	242,715	242,715	—
Home equity	85	—	479	564	40,154	40,718	479
One-to-four-family	—	126	571	697	334,700	335,397	571
Multi-family	—	—	—	—	133,828	133,828	—
Total real estate loans	85	126	1,050	1,261	982,593	983,854	1,050
CONSUMER LOANS
Indirect home improvement	389	269	293	951	307,496	308,447	605
Marine	—	3	50	53	86,163	86,216	135
Other consumer	15	3	27	45	3,132	3,177	27
Total consumer loans	404	275	370	1,049	396,791	397,840	767
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	242,287	242,287	4,487
Warehouse lending	—	—	—	—	54,072	54,072	—
Total commercial business loans	—	—	—	—	296,359	296,359	4,487
Total loans	$489	$401	$1,420	$2,310	$1,675,743	$1,678,053	$6,304

	December 31, 2020
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$222,719	$222,719	$—
Construction and development	1,850	—	—	1,850	215,125	216,975	—
Home equity	127	137	219	483	42,610	43,093	636
One-to-four-family	389	404	512	1,305	309,788	311,093	644
Multi-family	—	—	—	—	131,601	131,601	—
Total real estate loans	2,366	541	731	3,638	921,843	925,481	1,280
CONSUMER LOANS
Indirect home improvement	683	331	325	1,339	284,681	286,020	826
Marine	28	77	22	127	85,613	85,740	44
Other consumer	73	22	—	95	3,323	3,418	1
Total consumer loans	784	430	347	1,561	373,617	375,178	871
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	1,204	—	1,204	223,272	224,476	5,610
Warehouse lending	—	—	—	—	49,092	49,092	—
Total commercial business loans	—	1,204	—	1,204	272,364	273,568	5,610
Total loans	$3,150	$2,175	$1,078	$6,403	$1,567,824	$1,574,227	$7,761

There were no loans 90 days or more past due and still accruing interest at both June 30, 2021 and December 31, 2020.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which no allowance for loan losses has been provided and loans for which an allowance was provided at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Home equity	$534	$479	$—
One-to-four-family	631	570	—
	1,165	1,049	—
WITH RELATED ALLOWANCE RECORDED
Consumer loans:
Indirect	606	606	212
Marine	135	135	48
Other consumer	27	27	9
Commercial business loans:
Commercial and industrial	4,487	4,487	988
	5,255	5,255	1,257
Total	$6,420	$6,304	$1,257

	December 31, 2020
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Home equity	687	636	—
One-to-four-family	645	584	—
Commercial business loans:
Commercial and industrial	1,203	1,203	—
	2,535	2,423	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	826	826	289
Marine	44	44	15
Other consumer	1	1	1
Commercial business loans:
Commercial and industrial	4,407	4,407	990
	5,339	5,338	1,310
Total	$7,874	$7,761	$1,310

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and six months ended June 30, 2021 and 2020:

	At or For the Three Months Ended
	June 30, 2021		June 30, 2020
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$—	$—	$1,090	$19
Construction and development	1,233	—	—	—
Home equity	506	7	412	11
One-to-four-family	645	4	1,124	2
Consumer loans:
Other consumer	—	—	4	—
	2,384	11	2,630	32
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	20	—	60	—
Consumer loans:
Indirect	671	8	601	11
Marine	102	2	85	1
Other consumer	19	1	—	—
Commercial business loans:
Commercial and industrial	4,487	105	1,421	162
	5,299	116	2,167	174
Total	$7,683	$127	$4,797	$206

	At or For the Six Months Ended
	June 30, 2021		June 30, 2020
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$—	$—	$1,087	$27
Construction and development	1,541	—	—	—
Home equity	579	9	316	11
One-to-four-family	594	6	1,177	7
Consumer loans:
Other consumer	—	—	5	—
	2,714	15	2,585	45
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	40	—	60	—
Consumer loans:	—
Indirect	728	22	574	24
Marine	69	3	63	1
Other consumer	11	1	1	—
Commercial business loans:
Commercial and industrial	5,082	105	710	162
	5,930	131	1,408	187
Total	$8,644	$146	$3,993	$232

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

The following tables summarize risk rated loan balances by category at the dates indicated:

	June 30, 2021
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$179,002	$49,795	$1,471	$928	$—	$—	$231,196
Construction and development	242,715	—	—	—	—	—	242,715
Home equity	40,239	—	—	479	—	—	40,718
One-to-four-family	328,206	—	185	7,006	—	—	335,397
Multi-family	133,828	—	—	—	—	—	133,828
Total real estate loans	923,990	49,795	1,656	8,413	—	—	983,854
CONSUMER LOANS
Indirect home improvement	307,841	—	—	606	—	—	308,447
Marine	86,081	—	—	135	—	—	86,216
Other consumer	3,150	—	—	27	—	—	3,177
Total consumer loans	397,072	—	—	768	—	—	397,840
COMMERCIAL BUSINESS LOANS
Commercial and industrial	213,731	13,657	1,805	13,094	—	—	242,287
Warehouse lending	54,072	—	—	—	—	—	54,072
Total commercial business loans	267,803	13,657	1,805	13,094	—	—	296,359
Total loans receivable, gross	$1,588,865	$63,452	$3,461	$22,275	$—	$—	$1,678,053

	December 31, 2020
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$157,932	$60,834	$3,013	$940	$—	$—	$222,719
Construction and development	212,209	2,917	1,849	—	—	—	216,975
Home equity	42,457	—	—	636	—	—	43,093
One-to-four-family	303,610	162	187	7,134	—	—	311,093
Multi-family	131,601	—	—	—	—	—	131,601
Total real estate loans	847,809	63,913	5,049	8,710	—	—	925,481
CONSUMER LOANS
Indirect home improvement	285,194	—	—	826	—	—	286,020
Marine	85,696	—	—	44	—	—	85,740
Other consumer	3,417	—	—	1	—	—	3,418
Total consumer loans	374,307	—	—	871	—	—	375,178
COMMERCIAL BUSINESS LOANS
Commercial and industrial	190,392	23,945	2,073	8,066	—	—	224,476
Warehouse lending	49,092	—	—	—	—	—	49,092
Total commercial business loans	239,484	23,945	2,073	8,066	—	—	273,568
Total loans receivable, gross	$1,461,600	$87,858	$7,122	$17,647	$—	$—	$1,574,227

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $2.47 billion and $2.17 billion at June 30, 2021 and December 31, 2020, respectively.

The following tables summarize servicing rights activity for the three and six months ended June 30, 2021 and 2020:

	At or For the Three Months Ended
	June 30,
	2021	2020
Beginning balance, at the lower of cost or fair value	$15,735	$10,626
Additions	2,456	3,216
Servicing rights amortized	(1,831)	(2,367)
Impairment of servicing rights	(4)	(803)
Ending balance, at the lower of cost or fair value	$16,356	$10,672

	At or For the Six Months Ended
	June 30,
	2021	2020
Beginning balance, at the lower of cost or fair value	$12,595	$11,560
Additions	5,600	4,401
Servicing rights amortized	(3,885)	(3,972)
Recovery (impairment) of servicing rights	2,046	(1,317)
Ending balance, at the lower of cost or fair value	$16,356	$10,672

The fair value of the servicing rights’ assets was $23.6 million and $12.8 million at June 30, 2021 and December 31, 2020, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At June 30,	At December 31,
Key assumptions:	2021	2020
Weighted average discount rate	9.1%	9.1%
Conditional prepayment rate (“CPR”)	15.9%	32.6%
Weighted average life in years	5.6	3.0

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan.  The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at June 30, 2021 and December 31, 2020:

		June 30, 2021	December 31, 2020 (1)
Aggregate portfolio principal balance		$2,474,223	$2,133,473
Weighted average rate of note		3.3%	3.5%

At June 30, 2021	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	15.9%	23.9%	37.0%
Fair value MSR	$23,551	$18,575	$13,343
Percentage of MSR	1.0%	0.8%	0.5%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$23,551	$23,126	$22,717
Percentage of MSR	1.0%	0.9%	0.9%

At December 31, 2020	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	32.6%	40.6%	59.6%
Fair value MSR	$12,833	$10,922	$8,286
Percentage of MSR	0.6%	0.5%	0.4%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$12,833	$12,696	$12,562
Percentage of MSR	0.6%	0.6%	0.6%

___________________________

(1)	Excludes nonperforming serviced loans in forbearance.

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

The Company recorded $1.6 million and $1.0 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $2.0 million for the six months ended June 30, 2021and 2020, respectively.  The income, net of amortization, or the reduction in income, if MSR amortization is greater than servicing fees, is reported in noninterest income on the Consolidated Statements of Income.

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

The net unrealized loss on cash flow hedges recorded in accumulated other comprehensive income was $96,000 and $967,000, net of tax, at June 30, 2021 and December 31, 2020, respectively.  The Company reclassified realized losses of $124,000 and realized gains of $15,000 from accumulated other comprehensive income to interest expense related to these cash flow hedges for the three months ended June 30, 2021 and June 30, 2020, respectively, and realized losses of $238,000 and realized gains of $14,000 for the six months ended June 30, 2021 and June 30, 2020, respectively.  The Company expects that approximately $521,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months related to these cash flow hedges.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	June 30, 2021
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$523	$645
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	110,858	2,106	—
Mandatory and best effort forward commitments with investors	63,107	—	553
Forward TBA mortgage-backed securities	164,000	—	169

	December 31, 2020
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$21	$1,252
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	136,739	4,024	—
Mandatory and best effort forward commitments with investors	25,027	—	67
Forward TBA mortgage-backed securities	232,000	—	1,602

At June 30, 2021 and December 31, 2020, the Company had $164.0 million and $232.0 million of TBA trades with counterparties that held margin collateral of $746,000 and $3.3 million, respectively.  At June 30, 2021, the Bank had pledged two securities with a carrying value of $3.2 million to secure interest rate swaps designated as cash flow hedges.

Changes in the fair value of the non-hedging derivatives recognized in noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net loss of $3.0 million and a net gain of $4.3 million for the three months ended June 30, 2021 and 2020, respectively, and a net loss of $3.9 million and net gain of $6.0 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 6 - LEASES

The Company has operating leases for retail bank, home lending branches, and certain equipment. The Company’s leases have remaining lease terms of six months to nine years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended	Three Months Ended
Lease cost:	June 30, 2021	June 30, 2020
Operating lease cost	$360	$356
Short-term lease cost	1	1
Total lease cost	$361	$357

	Six Months Ended	Six Months Ended
Lease cost:	June 30, 2021	June 30, 2020
Operating lease cost	$709	$699
Short-term lease cost	2	9
Total lease cost	$711	$708

The following tables provides supplemental information related to operating leases at or for the three and six months ended June 30, 2021 and 2020:

	At or For the		At or For the
Cash paid for amounts included in the	Three Months Ended		Three Months Ended
measurement of lease liabilities:	June 30, 2021		June 30, 2020
Operating cash flows from operating leases	$353		$348
Weighted average remaining lease term- operating leases	5.1	years	5.1	years
Weighted average discount rate- operating leases	2.21%		2.66%

	At or For the		At or For the
Cash paid for amounts included in the	Six Months Ended		Six Months Ended
measurement of lease liabilities:	June 30, 2021		June 30, 2020
Operating cash flows from operating leases	$702		$684
Weighted average remaining lease term- operating leases	5.1	years	5.1	years
Weighted average discount rate- operating leases	2.21%		2.66%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at June 30, 2021 for future periods are as follows:

Remainder of 2021	$703
2022	1,440
2023	1,069
2024	1,000
2025	650
Thereafter	1,059
Total lease payments	5,921
Less imputed interest	(520)
Total	$5,401

NOTE 7 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and six months ended June 30, 2021 and 2020:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$—	$90	$90	$168
Additions	—	—	—	—
Gross proceeds from sale of OREO	—	—	(81)	(76)
Loss on sale of OREO	—	—	(9)	(2)
Ending balance	$—	$90	$—	$90

There were no OREO properties at June 30, 2021, compared to one OREO property in the amount of $90,000 at June 30, 2020.  There were no holding costs for both the three and six months ended June 30, 2021, and $2,000 for both the three and six months ended June 30, 2020.

There was $286,000 in portfolio mortgage loans collateralized by residential real estate property in the process of foreclosure at June 30, 2021.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Noninterest-bearing checking	$415,748	$348,421
Interest-bearing checking	257,206	226,282
Savings	181,505	152,842
Money market	483,935	429,548
Certificates of deposit less than $100,000	299,250	299,157
Certificates of deposit of $100,000 through $250,000	138,559	135,901
Certificates of deposit of $250,000 and over	65,938	67,488
Escrow accounts related to mortgages serviced	16,469	14,432
Total	$1,858,610	$1,674,071

Scheduled maturities of time deposits at June 30, 2021 for future periods ending are as follows:

At June 30, 2021
Maturing in 2021	$232,248
Maturing in 2022	149,703
Maturing in 2023	32,257
Maturing in 2024	24,198
Maturing in 2025	58,912
Thereafter	6,429
Total	$503,747

Interest expense by deposit category for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest-bearing checking	$48	$77	$98	$212
Savings and money market	416	642	884	1,469
Certificates of deposit	1,406	2,507	2,870	5,352
Total	$1,870	$3,226	$3,852	$7,033

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

The following table provides a summary of the Company’s commitments at June 30, 2021 and December 31, 2020:

COMMITMENTS TO EXTEND CREDIT	June 30,	December 31,
REAL ESTATE LOANS	2021	2020
Commercial	$2,438	$1,293
Construction and development	171,557	143,666
One-to-four-family (includes locks for saleable loans)	149,406	147,712
Home equity	56,648	52,457
Multi-family	3,261	658
Total real estate loans	383,310	345,786
CONSUMER LOANS	34,914	23,365
COMMERCIAL BUSINESS LOANS
Commercial and industrial	109,653	106,171
Warehouse lending	46,428	52,909
Total commercial business loans	156,081	159,080
Total commitments to extend credit	$574,305	$528,231

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $479,000 at June 30, 2021 and $407,000 at December 31, 2020. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.  The Company’s derivative positions are presented with discussion in “Note 5 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through June 30, 2021, the total loans sold to the FHLB were $18.8 million with the FLA totaling $938,000 and the CE obligation at $811,000 or 4.3% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $81,000, which is a part of the off-balance sheet holdback for loans sold. At June 30, 2021, there were no loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date, compared to loans totaling $498,000 at December 31, 2020.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.4 million and $2.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2021 and December 31, 2020, respectively, which is included in other liabilities on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at June 30, 2021.

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

The following tables present securities available-for-sale, mortgage loans held for sale, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At June 30, 2021
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$16,827	$—	$16,827
Corporate securities	—	10,553	976	11,529
Municipal bonds	—	111,312	141	111,453
Mortgage-backed securities	—	75,999	—	75,999
U.S. Small Business Administration securities	—	16,762	—	16,762
Mortgage loans held for sale, at fair value	—	121,395	—	121,395
Derivatives:
Interest rate swaps	—	523	—	523
Interest rate lock commitments with customers	—	—	2,106	2,106
Total assets measured at fair value	$—	$353,371	$3,223	$356,594
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(553)	$(553)
Forward TBA mortgage-backed securities	—	(169)	—	(169)
Interest rate swaps	—	(645)	—	(645)
Total liabilities measured at fair value	$—	$(814)	$(553)	$(1,367)

Financial Assets	At December 31, 2020
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,105	$—	$8,105
Corporate securities	—	10,016	984	11,000
Municipal bonds	—	71,730	127	71,857
Mortgage-backed securities	—	68,187	—	68,187
U.S. Small Business Administration securities	—	18,869	—	18,869
Mortgage loans held for sale, at fair value	—	166,448	—	166,448
Derivatives:
Interest rate swaps	—	21	—	21
Interest rate lock commitments with customers	—	—	4,024	4,024
Total assets measured at fair value	$—	$343,376	$5,135	$348,511
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(67)	$(67)
Forward TBA mortgage-backed securities	—	(1,602)	—	(1,602)
Interest rate swaps	—	(1,252)	—	(1,252)
Total liabilities measured at fair value	$—	$(2,854)	$(67)	$(2,921)

The following tables present impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$6,304	$6,304
Servicing rights	—	—	23,551	23,551

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$7,761	$7,761
OREO	—	—	90	90
Servicing rights	—	—	12,833	12,833

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at June 30, 2021 and December 31, 2020:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		June 30,	December 31,
Instruments	Techniques	Inputs	Range	2021	2020
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	93.0%	91.6%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	93.0%	91.6%
Corporate securities	Discounted cash flows	Discount rate	2.5%	2.5%	2.5%
Municipal bonds	Discounted cash flows	Discount rate	6.4%	6.4%	6.4%

NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	N/A	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	15.9%	32.6%

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

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2021 and 2020:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2021	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$1,985	$7,169	$(7,048)	$2,106	$121	$—
Individual forward sale commitments with investors	506	(1,200)	141	(553)	(1,059)	—
Securities available-for-sale, at fair value	1,129	—	(12)	1,117	—	(9)
June 30, 2020
Interest rate lock commitments with customers	$4,291	$12,692	$(12,261)	$4,722	$431	$—
Individual forward sale commitments with investors	(181)	(1,089)	1,126	(144)	37	—
Securities available-for-sale, at fair value	1,171	(5)	(3)	1,163	—	(5)

		Purchases			Net change in	Net change in
Six Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2021	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$4,024	$14,860	$(16,778)	$2,106	$(1,918)	$—
Individual forward sale commitments with investors	(67)	(546)	60	(553)	(486)	—
Securities available-for-sale, at fair value	1,111	12	(6)	1,117	—	12
June 30, 2020
Interest rate lock commitments with customers	$557	$20,103	$(15,938)	$4,722	$4,165	$—
Individual forward sale commitments with investors	(195)	(1,620)	1,671	(144)	51	—
Securities available-for-sale, at fair value	1,162	7	(6)	1,163	—	7

______________________________

(1) Relating to items held at end of period included in income.

(2) Relating to items held at end of period included in other comprehensive income.

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded in noninterest income.

The following table provides estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020, whether or not recognized at fair value on the Consolidated Balance Sheets:

	June 30,		December 31,
	2021		2020
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$86,554	$86,554	$91,576	$91,576
Certificates of deposit at other financial institutions	11,782	11,782	12,278	12,278
Level 2 inputs:
Securities available-for-sale, at fair value	231,453	231,453	176,907	176,907
Securities held-to-maturity	7,500	8,000	7,500	7,556
Loans held for sale, at fair value	121,395	121,395	166,448	166,448
FHLB stock, at cost	5,065	5,065	7,439	7,439
Interest rate swaps	523	523	21	21
Accrued interest receivable	7,323	7,323	7,030	7,030
Level 3 inputs:
Securities available-for-sale, at fair value	1,117	1,117	1,111	1,111
Loans receivable, gross	1,678,053	1,685,326	1,574,227	1,580,360
Servicing rights, held at lower of cost or fair value	16,356	23,551	12,595	12,833
Fair value interest rate locks with customers	2,106	2,106	4,024	4,024
Financial Liabilities
Level 2 inputs:
Deposits	1,858,610	1,855,162	1,674,071	1,674,328
Borrowings	42,528	43,834	165,809	167,680
Subordinated notes	49,361	50,500	10,000	11,083
Accrued interest payable	792	792	406	406
Interest rate swaps	645	645	1,252	1,252
Forward TBA mortgage-backed securities	169	169	1,602	1,602
Level 3 inputs:
Mandatory and best effort forward commitments with investors	553	553	67	67

NOTE 11 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares for the quarter ended June 30, 2021. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three and six months ended June 30, 2021 and 2020 was $495,000 and $897,000, respectively and $180,000 and $505,000, respectively.

Shares held by the ESOP at June 30, 2021 and 2020 were as follows (shown as actual, post stock split):

	Balances	Balances
	at June 30, 2021	at June 30, 2020
Allocated shares	427,488	379,022
Committed to be released shares	25,921	25,920
Unallocated shares	25,921	77,764
Total ESOP shares	479,330	482,706

Fair value of unallocated shares (in thousands)	$897	$1,515

Share data has been adjusted to reflect a two-for-one stock split effective July 14, 2021.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Numerator (in thousands):	2021	2020	2021	2020
Net income	$8,549	$10,020	$20,432	$15,187
Dividends and undistributed earnings allocated to participating securities	(128)	(113)	(299)	(176)
Net income available to common shareholders	$8,421	$9,907	$20,133	$15,011
Denominator (shown as actual, post stock split):
Basic weighted average common shares outstanding	8,393,164	8,465,552	8,418,299	8,630,755
Dilutive shares	267,449	144,946	252,852	161,190
Diluted weighted average common shares outstanding	8,660,613	8,610,498	8,671,151	8,791,945
Basic earnings per share	$1.00	$1.17	$2.39	$1.74
Diluted earnings per share	$0.97	$1.15	$2.32	$1.71
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	—	189,292	—	130,032

Share data has been adjusted to reflect a two-for-one stock split effective July 14, 2021.

NOTE 13 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorizes 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 326,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. On August 15, 2020, the Company awarded grants of 49,760 RSAs and 124,570 stock options with an exercise price equal to the market price of FS Bancorp’s common stock on the grant date of $21.35 per share. At June 30, 2021, there were 548,120 stock option awards and 185,510 RSAs available to be granted under the 2018 Plan (post stock split).

Total share-based compensation expense was $298,000 and $593,000 for the three and six months ended June 30, 2021, respectively, and $223,000 and $447,000 for the three and six months ended June 30, 2020, respectively.

Stock Options

The 2018 Plan consists of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Stock option awards generally vest at one year for independent directors or over a five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the six months ended June 30, 2021 (shown as actual, post stock split):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2021	671,754	$19.45	6.58	$5,721,159
Granted	—	—	—	—
Less exercised	73,074	$8.45	—	$1,905,920
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2021	598,680	$20.79	6.48	$8,886,172

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	597,072	$20.78	6.48	$8,867,752

Exercisable at June 30, 2021	276,902	$15.86	4.55	$5,476,741

__________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

Share data has been adjusted to reflect a two-for-one stock split effective July 14, 2021.

At June 30, 2021, there was $1.2 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

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

The following table presents a summary of the Company’s nonvested awards during the six months ended June 30, 2021 (shown as actual, post stock split):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2021	110,184	$24.35
Granted	—	—
Less vested	—	—
Forfeited or expired	—	—
Nonvested at June 30, 2021	110,184	$24.35

_______________________________

Share data has been adjusted to reflect a two-for-one stock split effective July 14, 2021.

At June 30, 2021, there was $2.0 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.

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

The Bank qualified for and elected the CBLR framework as of June 30, 2021. The Tier 1 leverage-based capital ratio calculated for the Bank at June 30, 2021 was 11.9%, compared to 10.9% at December 31, 2020.  At June 30, 2021, the Bank had Tier 1 capital of $257.0 million and a minimum Tier 1 capital requirement of $184.6 million to be considered well capitalized under the CBLR framework. At December 31, 2020, the Bank had Tier 1 capital of $215.9 million and a minimum Tier 1 capital requirement of $159.1 million to be considered well capitalized for the Tier 1 leverage-based ratio under the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (“Basel III”) requirements. At both June 30, 2021 and December 31, 2020, the Bank was categorized as well capitalized under applicable regulatory requirements.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Management believes, at June 30, 2021, that the Bank met all capital adequacy requirements.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2021, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at June 30, 2021 and December 31, 2020 was 10.8% and 11.1%, respectively.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to its commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At June 30, 2021, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three and six months ended June 30, 2021 and 2020:

	At or For the Three Months Ended June 30, 2021
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$2,246	$18,974	$21,220
Benefit (provision) for loan losses	(499)	499	—
Noninterest income	5,801	2,385	8,186
Noninterest expense	(5,389)	(13,573)	(18,962)
Income before provision for income taxes	2,159	8,285	10,444
Provision for income taxes	(304)	(1,591)	(1,895)
Net income	$1,855	$6,694	$8,549
Total average assets for period ended	$388,174	$1,787,344	$2,175,518
FTEs	156	366	522

	At or For the Three Months Ended June 30, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$1,204	$16,656	$17,860
Provision for loan losses	(497)	(4,152)	(4,649)
Noninterest income	12,076	2,055	14,131
Noninterest expense	(4,069)	(10,553)	(14,622)
Income before provision for income taxes	8,714	4,006	12,720
Provision for income taxes	(1,834)	(866)	(2,700)
Net income	$6,880	$3,140	$10,020
Total average assets for period ended	$376,033	$1,561,753	$1,937,786
FTEs	130	334	464

	At or For the Six Months Ended June 30, 2021
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$3,868	$37,452	$41,320
Provision for loan losses	(441)	(1,059)	(1,500)
Noninterest income	16,633	4,587	21,220
Noninterest expense	(8,520)	(26,747)	(35,267)
Income before provision for income taxes	11,540	14,233	25,773
Provision for income taxes	(2,391)	(2,950)	(5,341)
Net income	$9,149	$11,283	$20,432
Total average assets for year ended	$395,032	$1,756,642	$2,151,674
FTEs	156	366	522

	At or For the Six Months Ended June 30, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$2,385	$32,948	$35,333
Provision for loan losses	(1,056)	(7,279)	(8,335)
Noninterest income	17,234	5,788	23,022
Noninterest expense	(8,231)	(22,575)	(30,806)
Income before provision for income taxes	10,332	8,882	19,214
Provision for income taxes	(2,165)	(1,862)	(4,027)
Net income	$8,167	$7,020	$15,187
Total average assets for year ended	$351,737	$1,484,173	$1,835,910
FTEs	130	334	464

_________________________

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to the other segment. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of assigned liabilities to fund segment assets.

NOTE 16 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at June 30, 2021 and December 31, 2020, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of four retail branches purchased from Bank of America, N.A. in 2016 (“Branch Purchase”). Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2020, and determined that no impairment of goodwill existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.  Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of June 30, 2021, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2020, and the six months ended June 30, 2021.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2019	$7,490	$(2,033)	$5,457
Amortization	—	(706)	(706)
Balance, December 31, 2020	7,490	(2,739)	4,751
Amortization	—	(354)	(354)
Balance, June 30, 2021	$7,490	$(3,093)	$4,397

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $177,000 and $354,000 for the three and six months ended June 30, 2021, respectively, and $177,000 and $353,000 for the same periods, respectively, in 2020.

Amortization expense for CDI is expected to be as follows at June 30, 2021:

Remainder of 2021	$337
2022	691
2023	691
2024	621
2025	525
Thereafter	1,532
Total	$4,397

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

All the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020.

(Dollars in thousands):	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Noninterest income	2021	2020	2021	2020
In-scope of Topic 606:
Debit card interchange fees	$585	$444	$1,100	$879
Deposit service and account maintenance fees	173	145	346	411
Noninterest income (in-scope of Topic 606)	758	589	1,446	1,290
Noninterest income (out-of-scope of Topic 606)	7,428	13,542	19,774	21,732
Total noninterest income	$8,186	$14,131	$21,220	$23,022

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

Paycheck Protection Program ("PPP") Participation.  The CARES Act was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a loan program called the Paycheck Protection Program, or PPP.  The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two or five-year loan term to maturity, and (c) principal and interest payments deferred for six months or less from the date of disbursement.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA provided that certain criteria is met by the borrower.  The PPP program concluded on May 31, 2021. The Company has 412 PPP loans totaling $73.2 million as of June 30, 2021 for customers in the communities we serve who are small- to mid-size businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020. We have also from time-to-time utilized the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company has pledged its PPP loans as collateral at face value to obtain FRB non-recourse loans.  As of June 30, 2021, no PPPLF funds were outstanding. The PPPLF concluded on July 30, 2021.

Allowance for Loan Losses and Loan Modifications.  The Company recorded a provision for loan losses of $0.0 and $1.5 million for the quarter and six months ended June 30, 2021,  respectively, compared to $4.6 million and $8.3 million for the quarter and six months ended June 30, 2020, respectively.  The prior periods provision for loan losses was due primarily to probable loan losses reflecting the adverse impact of the COVID-19 pandemic on the economy. According to the CARES Act and related banking agency guidance, banks are not required to designate as TDRs the modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current, as defined under the CARES Act prior to any relief. This includes short-term (e.g., less than six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act and related banking agency guidance if they are not more than 30 days past due on their contractual payments as of December 31, 2019, or prior to any relief, respectively, and have experienced financial difficulty as a result of COVID-19. As of June 30, 2021, the amount of portfolio loans remaining under payment/relief agreements includes commercial real estate loans of $24.4 million, commercial business loans of $9.1 million, and consumer loans of $147,000. The primary method of relief is to allow the borrower up to 90-days of interest only payments and/or loan payment deferments, and, on a more limited basis, waived interest, late fees, or interest only loan payments and suspended foreclosure proceedings. These modifications were not classified as TDRs at June 30, 2021 in accordance with the guidance of the CARES Act and related banking agency guidance.  Loan modifications in accordance with the CARES Act and related banking agency guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

Branch Operations and Additional Client Support.  We have taken various steps to ensure the safety of our customers and our personnel.  The majority of our employees are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site.   The Families First Coronavirus Response Act also provides additional flexibility to our employees to help navigate their individual challenges with paid sick leave or expanded family and medical leave for specified reasons related to COVID-19. Since the termination of the stay-at-home order in Washington State and phased re-opening of businesses, the Company has taken steps to resume more normal branch activities with specific guidelines in place to ensure the safety of the Company’s customers and personnel. All of our branches are currently open.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At June 30, 2021 consumer loans represented 23.7% of the Company’s total gross loan portfolio, up slightly from 23.5% at June 30, 2020.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, pools, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 105 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, and Nevada with four contractor/dealers responsible for 46.8% of the funded loans dollar volume for the three months ended June 30, 2021.  The Company funded $56.5 million, or approximately 3,000 loans during the quarter ended June 30, 2021.

The following table details fixture secured loan originations by state for the periods indicated:

	For the Six Months Ended		For the Year Ended
	June 30, 2021		December 31, 2020
State	Amount	Percent	Amount	Percent
Washington	$50,057	42.1%	$79,063	42.6%
Oregon	26,755	22.5	48,272	26.0
California	25,576	21.5	37,835	20.4
Idaho	9,281	7.8	10,681	5.7
Colorado	2,863	2.4	5,005	2.7
Nevada	1,850	1.6	1,222	0.6
Arizona	1,936	1.6	2,728	1.5
Minnesota	621	0.5	918	0.5
Total consumer loans	$118,939	100.0%	$185,724	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $396.9 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $627,000 through the home lending segment during the three months ended June 30, 2021, of which $378.0 million were sold to investors. Of the loans sold to investors, $298.4 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At June 30, 2021, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $121.4 million, totaled $335.4 million, or 20.0%, of the total gross loan portfolio.

For the three months ended June 30, 2021, there were higher one-to-four-family loans originated to finance home purchases, reflecting increased sales of one-to-four-family homes, and decreased refinance activity, compared to the prior years’ surge in residential construction loans due to lower housing inventories.  Residential construction and development lending, while not as common as other options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The significant 150 basis point reduction in the targeted federal funds rate during the quarter ended June 30, 2020, resulted in a larger impact to our interest-earning assets than to our interest-bearing liabilities, reducing our net interest margin. In addition, our net interest margin is adversely impacted by the low loan yields from the PPP loan portfolio. The continuing low interest rate environment is expected to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well.  Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision of $1.5 million for the six months ended June 30, 2021, compared to $8.3 million for the same period one year ago, reflecting improved economic factors on credit-deterioration due to the adverse impact of the COVID-19 pandemic at June 30, 2021, the increase in the loan portfolio due to organic growth, and net loan charge-offs. The reduction of the provision for loan losses also reflects improvements in watch classified loans that were downgraded based on the COVID-19 pandemic and have shown loan-level improvements at June 30, 2021.

Basic earnings per share (“EPS”) and diluted EPS were reported for the six months ended June 30, 2021 at $2.36 and $2.29, respectively, on the July 23, 2021 press release.  Management revised the EPS calculation to update the income allocation to participating securities and the days outstanding for certain participating securities. The reported basic EPS and diluted EPS for the six months ended June 30, 2021 of  $2.39 and $2.32, respectively, reflect the updates made subsequent to the July 23rd press release.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax assets of $216,000 and net deferred tax liabilities of $58,000, at June 30, 2021 and December 31, 2020, respectively.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Assets. Total assets increased $109.4 million to $2.22 billion at June 30, 2021, compared to $2.11 billion at December 31, 2020, primarily due to increases in loans receivable, net of $100.7 million, securities available-for-sale of $54.6 million, servicing rights of $3.8 million, and other assets of $2.3 million partially offset by decreases in loans held for sale of $45.0 million, total cash and cash equivalents of $5.0 million, and Federal Home Loan Bank stock of $2.4 million.  The increases in total assets were primarily funded by deposit growth and net proceeds from the issuance of subordinated notes during the six months ended June 30, 2021.

Loans receivable, net increased $100.7 million to $1.65 billion at June 30, 2021, from $1.54 billion at December 31, 2020. Total real estate loans increased $58.4 million, including increases in construction and development loans of $25.7 million,  one-to-four-family loans of $24.3 million, commercial real estate loans of $8.5 million, and multi-family loans of $2.2 million, partially offset by a decrease in home equity loans of $2.4 million. Undisbursed construction and development loan commitments increased $27.9 million to $171.6 million at June 30, 2021, as compared to $143.7 million at December 31, 2020. Consumer loans increased $22.7 million, primarily due to an increase of $22.4 million in indirect home improvement loans.  Commercial business loans increased $22.8 million, primarily due to an increase in commercial and industrial loans of $17.8 million, including a net increase in PPP loans of $11.2 million.  The focused increase in commercial and industrial loans is tied to the Bank’s investment in our business lending platform, including employees to service business lending customers and cash management teams to support business deposits.

Loans held for sale, consisting of one-to-four-family loans, decreased by $45.0 million, or 27.1%, to $121.4 million at June 30, 2021, from $166.4 million at December 31, 2020. The Company continues to build its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations for the six months ended June 30, 2021, included $738.6 million of loans originated for sale, $89.8 million of portfolio loans including first and second liens, and $3.0 million of loans brokered to other institutions.  Purchase activity was driven by a strong housing market in the Pacific Northwest as well as the Company’s focus on purchase originations to support housing demand.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

	For the Six Months Ended		For the Six Months Ended		Year	Year
	June 30, 2021		June 30, 2020		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$438,460	52.7%	$257,712	33.7%	$180,748	70.1
Refinance	392,903	47.3	506,283	66.3	(113,380)	(22.4)
Total	$831,363	100.0%	$763,995	100.0%	$67,368	8.8

During the six months ended June 30, 2021, the Company sold $792.0 million of one-to-four-family loans compared to sales of $639.4 million for the same period one year ago.  Gross margins on home loan sales  increased to 4.23% for the six months ended June 30, 2021, compared to 3.71% for the six months ended June 30, 2020.  Gross margins are defined as the margin on loans sold without the impact of deferred costs.

The ALLL was $27.2 million, or 1.62% of gross loans receivable, excluding loans held for sale at June 30, 2021, compared to $26.2 million, or 1.66% of gross loans receivable, excluding loans held for sale at December 31, 2020.  Substandard loans increased $4.6 million to $22.3 million at June 30, 2021, compared to $17.6 million at December 31, 2020. This increase in substandard loans was mostly driven by one lending relationship with two commercial and industrial loans totaling $4.5 million.  Nonperforming loans, consisting solely of nonaccruing loans 90-days or more past due, decreased $1.5 million to $6.3 million at June 30, 2021, from $7.8 million at December 31, 2020.  The ratio of nonperforming loans to total gross loans was 0.38% at June 30, 2021, compared to 0.49% at December 31, 2020. There were no OREO properties at June 30, 2021, and one OREO property totaling $90,000 at December 31, 2020.

In accordance with acquisition accounting, the ALLL does not include the recorded discount on loans acquired in the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”) of $1.0 million and $1.5 million on $100.2 million and $132.6 million of gross loans at June 30, 2021 and December 31, 2020, respectively.

Commercial loans reported at a risk rating below “pass” or receiving elevated risk monitoring as a result of the COVID-19 pandemic and their respective industries at the dates indicated are as follows:

(Dollars in thousands)
Loan types:	June 30, 2021	December 31, 2020	June 30, 2020
Construction and development	$2,836	$3,480	$4,704
Education/worship	227	734	5,558
Food and beverage	12,788	14,577	16,199
Hospitality	38,547	43,960	44,136
Manufacturing	606	12,579	19,777
Retail	1,878	2,554	11,865
Transportation	4,487	4,407	4,532
Other	13,599	20,979	20,040
Total	$74,968	$103,270	$126,811

Additionally, management last year increased the economic factors of the ALLL associated with the loan portfolio based on current economic conditions and the potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact on other economic conditions on the U.S. and global economies from COVID-19.  Management recognizes the potential impact of COVID-19 on all of our customers and will continue to assess and evaluate the economic factors utilized to calculate the ALLL and our level of reserves against our homogenous residential and consumer portfolios during the COVID-19 pandemic.

Liabilities. Total liabilities increased $97.6 million to $1.98 billion at June 30, 2021, from $1.88 billion at December 31, 2020, primarily due to increases of $184.5 million in deposits, and $39.4 million in subordinated notes, partially offset by a decrease of $123.3 million in borrowings and $3.2 million in other liabilities.

Total deposits increased $184.5 million to $1.86 billion at June 30, 2021, from $1.67 billion at December 31, 2020. The increase in deposits was primarily driven by organic growth in customer relationships, proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Relationship-based transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $100.3 million to $689.4 million at June 30, 2021, from $589.1 million at December 31, 2020, primarily due to increases of $67.3 million in noninterest-bearing checking and $30.9 million in interest-bearing checking.  Money market and savings accounts increased $83.1 million to $665.4 million at June 30, 2021, from $582.4 million at December 31, 2020. Time deposits increased $1.2 million to $503.7 million at June 30, 2021, from $502.5 million at December 31, 2020. Nonretail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds increased $15.3 million to $211.9 million at June 30, 2021, compared to $196.6 million at December 31, 2020, primarily due to an $8.4 million increase in brokered CDs and a $6.9 million increase in online CDs.  Growth in non-retail CDs is directly tied to the Company utilizing the wholesale market to manage interest rate risk and balance the funding of longer-term asset growth through wholesale term CDs.  Escrow accounts related to mortgages serviced increased $2.0 million to $16.5 million at June 30, 2021, reflecting an increase in the servicing portfolio.

Deposits are summarized as follows at the dates indicated:

	June 30,	December 31,
	2021 (1)(2)	2020(1)(2)
Noninterest-bearing checking	$415,748	$348,421
Interest-bearing checking	257,206	226,282
Savings	181,505	152,842
Money market (3)	483,935	429,548
Certificates of deposit less than $100,000(4)	299,250	299,157
Certificates of deposit of $100,000 through $250,000	138,559	135,901
Certificates of deposit of $250,000 and over(5)	65,938	67,488
Escrow accounts related to mortgages serviced	16,469	14,432
Total	$1,858,610	$1,674,071

__________________________

(1)	Includes $140.9 million of deposits at June 30, 2021 from the Branch Purchase and $129.5 million at December 31, 2020.
(2)	Includes $291.5 million and $286.5 million of deposits at June 30, 2021 and December 31, 2020, respectively, from the Anchor Acquisition.
(3)	Includes $5.0 million and $15.0 million of brokered deposits at June 30, 2021 and December 31, 2020, respectively.
(4)	Includes $194.8 million and $186.4 million of brokered deposits at June 30, 2021 and December 31, 2020, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit.

As a result, primarily of the COVID-19 pandemic and the resulting availability of PPP loan funds and stimulus funds made available during the first half of 2021, the tables above reflect increases as well as changes in deposits, partially impacted by customers transferring funds from CDs to more liquid interest-bearing accounts, such as money market and interest-bearing checking.

Borrowings decreased $123.3 million to $42.5 million at June 30, 2021, from $165.8 million at December 31, 2020, primarily related to the repayment of $63.3 million of PPPLF borrowings, due in part to SBA forgiveness of the underlying PPP loans and the maturity of $60.0 million of FHLB borrowings utilizing funds attributable to deposit growth.

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

Stockholders’ Equity. Total stockholders’ equity increased $11.8 million to $241.8 million at June 30, 2021, from $230.0 million at December 31, 2020. The increase in stockholders’ equity during the six months ended June 30, 2021, was primarily due to net income of $20.4 million, partially offset by cash dividends of $2.2 million and common stock repurchases of $7.4 million. On June 25, 2021, the Company announced a two-for-one stock split in the form of a share distribution of one additional common share for each outstanding common share.  The stock dividend was distributed on July 14, 2021, to shareholders of record as of July 6, 2021.  The Company repurchased 215,420 shares of its common stock during the six months ended June 30, 2021, at an average price of $34.46 per share. Book value per common share was $29.49 at June 30, 2021, compared to $27.67 at December 31, 2020.

We calculated book value based on common shares outstanding of 8,333,566 at June 30, 2021, less 110,184 unvested restricted stock shares, and 25,921 of unallocated ESOP shares for the reported common shares outstanding of 8,197,461. Common shares outstanding was calculated using 8,475,912 shares at December 31, 2020, less 110,184 unvested restricted stock shares, and 51,842 of unallocated ESOP shares for the reported common shares outstanding of 8,313,886.

Basic earnings per share (“EPS”) and diluted EPS were reported for the six months ended June 30, 2021 at $2.36 and $2.29, respectively, on the July 23, 2021 press release.  Management revised the EPS calculation to update the income allocation to participating securities and the days outstanding for certain participating securities.  The basic EPS and diluted EPS for the six months ended June 30, 2021 of $2.39 and $2.32, respectively, reflect the updates made subsequent to the July 23rd press release.

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020

General. Net income was $8.5 million for the three months ended June 30, 2021, and $10.0 million for the three months ended June 30, 2020.  The decrease in net income for the three months ended June 30, 2021 was primarily due to a $5.9 million, or 42.1% decrease in noninterest income, and a $4.3 million increase in noninterest expenses, partially offset by a $4.6 million decrease in the provision for loan losses, a $3.4 million increase in net interest income, and a $805,000 decrease in the provision for income tax.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2021			June 30, 2020
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,742,720	$22,484	5.17%	$1,542,581	$20,564	5.36%
Mortgage-backed securities	71,209	417	2.35%	69,801	440	2.54%
Investment securities available-for-sale	144,550	627	1.74%	82,220	422	2.06%
Investment securities held-to-maturity	7,500	95	5.08%	—	—	0.00%
Federal Home Loan Bank stock	5,155	65	5.06%	9,252	111	4.83%
Interest-bearing deposits at other financial institutions	111,225	109	0.39%	135,308	176	0.52%
Total interest-earning assets	2,082,359	23,797	4.58%	1,839,162	21,713	4.75%
Noninterest-earning assets	90,159			98,624
Total assets	$2,172,518			$1,937,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$645,616	$416	0.26%	$447,170	$642	0.58%
Interest-bearing checking	254,317	48	0.08%	209,519	77	0.15%
Certificates of deposit	506,205	1,406	1.11%	545,038	2,507	1.85%
Borrowings	42,616	222	2.09%	171,445	458	1.07%
Subordinated notes	49,351	485	3.94%	9,892	169	6.87%
Total interest-bearing liabilities	1,498,105	2,577	0.69%	1,383,064	3,853	1.12%
Noninterest-bearing accounts	409,845			325,865
Other noninterest-bearing liabilities	26,527			24,975
Stockholders’ equity	238,041			203,882
Total liabilities and stockholders’ equity	$2,172,518			$1,937,786
Net interest income		$21,220			$17,860
Net interest rate spread			3.89%			3.63%
Net earning assets	$584,254			$456,098
Net interest margin			4.09%			3.91%
Average interest-earning assets to average interest-bearing liabilities	139.00%			132.98%

_______________________

(1)	Includes loans held for sale.

Net Interest Income. Net interest income increased $3.4 million to $21.2 million for the three months ended June 30, 2021, from $17.9 million for the three months ended June 30, 2020. This comparable quarter over quarter increase was primarily the result of an improved mix of loans versus other interest-earning assets and increased balances in higher yielding loans funded by lower cost deposits. Interest income increased $2.1 million, primarily due to an increase of $1.9 million in interest income on loans receivable, including fees, impacted primarily by loan growth with low market interest rates on new loan originations, including low yielding PPP loans, resetting adjustable-rate instruments, refinances of higher yielding one-to-four-family portfolio loans, and SBA forgiveness of PPP loans.  Interest expense decreased $1.3 million, primarily as a result of repricing deposit rates.  For the three months ended June 30, 2021, the total recognition of net deferred fees on forgiven and amortizing PPP loans was $436,000.

The net interest margin (“NIM”) increased 18 basis points to 4.09% for the three months ended June 30, 2021, from 3.91% for the same period in the prior year.  The comparable quarter over quarter increase in NIM was impacted by a lower cost of funds and a decrease in average interest-earning cash earning a nominal yield. During the quarter, $128,000 in premium was amortized on purchased loans with early payoffs, partially offset by $271,000 in discount accretion from the Anchor Acquisition.

Interest Income. Interest income for the three months ended June 30, 2021, increased $2.1 million, to $23.8 million, from $21.7 million for the three months ended June 30, 2020. The increase during the period was primarily attributable to the $243.2 million increase in the average balance of total interest-earning assets as the average yield on interest-earning assets decreased from the same period last year.  The decrease in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the reduction of higher interest rate and fee income loans, the impact of refinances of one-to-four-family loans and the origination of low yielding PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the maturity of the loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,742,720	5.17%	$1,542,581	5.36%	$1,920
Mortgage-backed securities	71,209	2.35	69,801	2.54	(23)
Investment securities available-for-sale	144,550	1.74	82,220	2.06	205
Investment securities held-to-maturity	7,500	5.08	—	—	95
FHLB stock	5,155	5.06	9,252	4.83	(46)
Interest-bearing deposits at other financial institutions	111,225	0.39	135,308	0.52	(67)
Total interest-earning assets	$2,082,359	4.58%	$1,839,162	4.75%	$2,084

Interest Expense. Interest expense decreased $1.3 million, to $2.6 million for the three months ended June 30, 2021, from $3.9 million for the same prior year period, primarily due to a decrease of interest expense on deposits of $1.3 million. The average cost of funds for total interest-bearing liabilities decreased 43 basis points to 0.69% for the three months ended June 30, 2021, from 1.12% for the three months ended June 30, 2020.  The decrease was predominantly due to the decrease in cost for market rate deposits and decreased borrowing costs reflecting a decrease in borrowings from the same period in the prior year.  The average cost of total interest-bearing deposits decreased 55 basis points to 0.53%, for the three months ended June 30, 2021, compared to 1.08%, for the three months ended June 30, 2020, predominantly due to the decrease in cost for market rate deposits as well as a strategic shift away from higher cost CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$645,616	0.26%	$447,170	0.58%	$(226)
Interest-bearing checking	254,317	0.08	209,519	0.15	(29)
Certificates of deposit	506,205	1.11	545,038	1.85	(1,101)
Borrowings	42,616	2.09	171,445	1.07	(236)
Subordinated note	49,351	3.94	9,892	6.87	316
Total interest-bearing liabilities	$1,498,105	0.69%	$1,383,064	1.12%	$(1,276)

Provision for Loan Losses. For the three months ended June 30, 2021, there was no provision for loan losses, compared to $4.6 million for the three months ended June 30, 2020 with the reduction of the provision reflecting improvements in watch classified loans that were downgraded based on the COVID-19 pandemic and shown loan-level improvements  at June 30, 2021, compared to the same time last year. The $73.2 million balance of PPP loans was excluded from the calculation for the allowance for loan and lease losses at June 30, 2021 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reduce the Bank’s loan balance for the amount forgiven.  During the three months ended June 30, 2021, net loan charge-offs totaled $141,000, compared to net loan recoveries of $3,000 during the three months ended June 30, 2020.  The increase in net charge-offs was primarily due to increased consumer loan charge-offs, including overdraft charge-offs.  A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ALLL and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income decreased $5.9 million, or 42.1%, to $8.2 million for the three months ended June 30, 2021, from $14.1 million for the three months ended June 30, 2020. The decrease during the period primarily reflects a $7.0 million, or 52.2% decrease in gain on sale of loans due primarily to a reduction in the amount of loans sold, partially offset by a $1.1 million increase in service charges and fee income due to the Company’s prior period COVID-19 related relief temporarily waiving on a case-by-case basis, customer-related service charges and fees.  During the current quarter, a pool of United States Department of Agriculture (“USDA”) loans with a principal balance of $2.4 million were sold with a gain on sale of $106,000, net of unamortized premium.

Noninterest Expense. Noninterest expense increased $4.3 million to $18.9 million for the three months ended June 30, 2021, from $14.6 million for the three months ended June 30, 2020. The increase in noninterest expense reflects a $4.5 million  increase in salaries and benefits, primarily attributable to additional staffing costs to support loan growth of $1.3 million and a decrease in recognized deferred costs on direct loan origination activities of $3.4 million. Other increases included loan costs of $196,000, data processing of $152,000, operation expenses of $136,000, and professional and board fees of $118,000, partially offset by a reduction in the impairment of servicing rights of $799,000.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, rose to 64.33% for the three months ended June 30, 2021, compared to 45.71% for the three months ended June 30, 2020, representing the increase in noninterest expense as well as the decrease in noninterest income noted above.

Provision for Income Tax. For the three months ended June 30, 2021, the Company recorded a provision for income tax expense of $1.9 million on pre-tax income as compared to $2.7 million for the three months ended June 30, 2020. The decrease in the tax provision is primarily due to a $2.2 million decrease in pre-tax income during the three months ended June 30, 2021, as compared to the same period last year.  The effective corporate income tax rates for the three months ended June 30, 2021 and 2020 were 18.1% and 21.2%, respectively.  The decrease in the effective corporate income tax rate was primarily due to excess tax benefits of $360,000 on option exercises recognized as tax-exempt income according to Accounting Standards Update 2016-09 in the three months ended June 30, 2021, compared to no excess tax benefits for the three months ended June 30, 2020.

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020

General. Net income was $20.4 million for the six months ended June 30, 2021, and $15.2 million for the six months ended June 30, 2020.  The increase in net income for the six months ended June 30, 2021 was primarily impacted by a $12.8 million, or 47.5% increase in net interest income after provision for loans losses, partially offset by a $4.5 million, or 14.5% increase in noninterest expense and a $1.8 million, or 7.8% decrease in noninterest income.   Earnings for the period also reflect the impact of the COVID-19 pandemic.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2021			June 30, 2020
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,729,956	$44,018	5.13%	$1,481,404	$41,304	5.61%
Mortgage-backed securities	67,897	770	2.29%	68,235	823	2.43%
Investment securities available-for-sale	131,930	1,231	1.88%	75,905	868	2.30%
Investment securities held-to-maturity	7,500	190	5.11%	—	—	0.00%
Federal Home Loan Bank stock	6,196	149	4.85%	8,756	218	5.01%
Interest-bearing deposits at other financial institutions	119,259	223	0.38%	102,535	449	0.88%
Total interest-earning assets	2,062,738	46,581	4.55%	1,736,835	43,662	5.06%
Noninterest-earning assets	88,936			99,075
Total assets	$2,151,674			$1,835,910
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$625,379	$884	0.29%	$426,262	$1,469	0.69%
Interest-bearing checking	242,278	98	0.08%	194,995	212	0.22%
Certificates of deposit	498,797	2,870	1.16%	545,166	5,352	1.97%
Borrowings	86,153	668	1.56%	132,028	955	1.45%
Subordinated notes	38,858	741	3.85%	9,889	341	6.93%
Total interest-bearing liabilities	1,491,465	5,261	0.71%	1,308,340	8,329	1.28%
Noninterest-bearing accounts	398,942			299,654
Other noninterest-bearing liabilities	27,517			24,390
Stockholders’ equity	233,750			203,526
Total liabilities and stockholders’ equity	$2,151,674			$1,835,910
Net interest income		$41,320			$35,333
Net interest rate spread			3.84%			3.78%
Net earning assets	$571,273			$428,495
Net interest margin			4.04%			4.09%
Average interest-earning assets to average interest-bearing liabilities	138.30%			132.75%

Net Interest Income. Net interest income increased $6.0 million to $41.3 million for the six months ended June 30, 2021, from $35.3 million for the six months ended June 30, 2020. This  increase was due to decreases in interest expense of $3.1 million and an increase in interest income of $2.9 million. For the six months ended June 30, 2021, the total recognition of net deferred fees on forgiven and amortizing PPP loans was $1.1 million.

The NIM decreased five basis points to 4.04% for the six months ended June 30, 2021, from 4.09% for the same period in the prior year.  The slight decrease in NIM between the six months ended June 30, 2021 and 2021 reflects the change in our asset mix, including increased investment securities, commercial business loans, and one-to-four-family loans that generally carry lower yields than other interest-earning products, offset by our reduction in funding costs, due to our improved funding mix, including an increase in noninterest-bearing deposits. Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the six months ended June 30, 2021, increased $2.9 million, to $46.6 million, from $43.7 million for the six months ended June 30, 2020. The increase during the period was primarily attributable to an increase in the average balance of total interest-earning assets, partially offset by the decline in the average loan yield.  The decrease in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the reduction of higher interest rate and fee income loans, particularly construction and development loans, the impact of refinances of one-to-four-family loans and the origination of PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the maturity of the loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale (1)	$1,729,956	5.13%	$1,481,404	5.61%	$2,714
Mortgage-backed securities	67,897	2.29	68,235	2.43	(53)
Investment securities available-for-sale	131,930	1.88	75,905	2.30	363
Investment securities held-to-maturity	7,500	5.11	—	—	190
FHLB stock	6,196	4.85	8,756	5.01	(69)
Interest-bearing deposits at other financial institutions	119,259	0.38	102,535	0.88	(226)
Total interest-earning assets	$2,062,738	4.55%	$1,736,835	5.06%	$2,919

Interest Expense. Interest expense decreased $3.1 million, to $5.3 million for the six months ended June 30, 2021, from $8.3 million for the same prior year period, primarily due to decreased interest expense on deposits of $3.2 million. The average cost of funds for total interest-bearing liabilities decreased 57 basis points to 0.71% for the six months ended June 30, 2021, from 1.28% for the six months ended June 30, 2020.  The decrease was predominantly due to the repricing of CDs. The average cost of total interest-bearing deposits decreased 64 basis points to 0.57%, for the six months ended June 30, 2021, compared to 1.21%, for the six months ended June 30, 2020, reflecting lower market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$625,379	0.29%	$426,262	0.69%	$(585)
Interest-bearing checking	242,278	0.08	194,995	0.22	(114)
Certificates of deposit	498,797	1.16	545,166	1.97	(2,482)
Borrowings	86,153	1.56	132,028	1.45	(287)
Subordinated note	38,858	3.85	9,889	6.93	400
Total interest-bearing liabilities	$1,491,465	0.71%	$1,308,340	1.28%	$(3,068)

Provision for Loan Losses. For the six months ended June 30, 2021, the provision for loan losses was $1.5 million, compared to $8.3 million for the six months ended June 30, 2020, with the reduction of the provision reflecting improved economic factors on credit-deterioration due to the adverse impact of the COVID-19 pandemic at June 30, 2021, the increase in the loan portfolio due to organic growth, and net loan charge-offs.  The reduction of the provision for loan losses also reflects improvements in watch classified loans that were downgraded based on the COVID-19 pandemic and have shown loan-level improvements at June 30, 2021.  During the six months ended June 30, 2021, net loan charge-offs totaled $439,000, compared to $40,000 during the six months ended June 30, 2020. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income decreased $1.8 million, to $21.2 million for the six months ended June 30, 2021, from $23.0 million for the six months ended June 30, 2020. This decrease was the result of a $1.4 million decrease in other noninterest income due to the one- time sale of Class B Visa stock shares of $1.5 million during the same period last year and a $1.2 million decrease in gain on sale of loans, partially offset by a $933,000 increase in service charges and fee income.

Noninterest Expense. Noninterest expense increased $4.5 million, or 14.5%, to $35.3 million for the six months ended June 30, 2021, from $30.8 million for the six months ended June 30, 2020. The increase was primarily due to increases of $6.6 million in salaries and benefits, mostly attributable to increases in compensation and benefits of $5.0 million, including incentives and commissions of $1.3 million, partially offset by a decrease in recognized deferred costs on direct loan origination activities of $1.5 million.  Other increases included $479,000 in data processing, $259,000 in professional and board fees, $220,000 in loan costs, and $156,000 in operation expenses, partially offset by the $3.4 million net change on servicing rights which reflect a recovery of servicing rights of $2.0 million in 2021.  In the comparable period for 2020, we recognized an impairment of $1.3 million on our servicing rights asset due to falling interest rates as a result of the COVID-19 pandemic.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, rose to 56.39% for the six months ended June 30, 2021, compared to 52.79% for the six months ended June 30, 2020, representing the decrease in noninterest income and the increases in noninterest expense noted above.

Provision for Income Tax. For the six months ended June 30, 2021, the Company recorded a provision for income tax expense of $5.3 million on pre-tax income of $25.8 million, as compared to a provision of income tax expense of $4.0 million on pre-tax income of $19.2 million for the six months ended June 30, 2020. The effective corporate income tax rates for the six months ended June 30, 2021 and 2020 were 20.7% and 21.0%, respectively.

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

At June 30, 2021, the Bank’s total borrowing capacity was $559.0 million with the FHLB of Des Moines, with unused borrowing capacity of $515.7 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At June 30, 2021, the Bank held approximately $751.8 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the FRB, with a current limit of $191.4 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at June 30, 2021. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At June 30, 2021, the Bank held approximately $396.8 million in loans that qualify as collateral for the FRB line of credit.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $376.9  million at June 30, 2021. Total brokered deposits at June 30, 2021 were $214.8 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At June 30, 2021, the approved outstanding loan commitments, including unused lines of credit amounted to $574.3 million.  Certificates of deposit scheduled to mature in three months or less at June 30, 2021, totaled $170.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2021, FS Bancorp, Inc. had $25.6 million in unrestricted cash to meet liquidity needs.

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

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at June 30, 2021, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2021, the Bank was considered to be well capitalized.  Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%.  At June 30, 2021, the Bank qualified and elected to use the CBLR to measure capital adequacy. The Tier 1 leverage-based capital ratio calculated for the Bank at June 31, 2021 was 11.9%, compared to 10.9% at December 31, 2020.  As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8.5% beginning on January 1, 2021 for this calendar year. The CBLR will return to 9% on January 1, 2022.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2021, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at June 30, 2021 was 10.8%. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2021 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2021:

				Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (2)	Share (2)	Plan (2)	Plan
April 1, 2021 - April 30, 2021	11,732	$33.74	11,732	$14,604,143
May 1, 2021 - May 31, 2021 (1)	128,168	34.94	128,168	10,126,637
June 1, 2021 - June 30, 2021	60,688	35.24	60,688	7,988,417
Total for the quarter	200,588	$34.96	200,588	$7,988,417

_________________________

(1)	20,984 shares were internally repurchased by the Company acting as the cash counterparty for participants exercising options.
(2)	Share data has been adjusted to reflect a two-for-one stock split effective July 14, 2021.

On April 26, 2021, the Company announced that its Board of Directors approved a renewed and increased share repurchase plan, providing up to $15.0 million of the Company’s shares authorized and outstanding.  The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time, to be repurchased through June 30, 2022, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.                Mine Safety Disclosures

Not applicable.

Item 5.                Other Information

Not applicable.

Item 6.                  Exhibits

3.1	Articles of Incorporation of FS Bancorp, Inc. (1)
3.2	Bylaws of FS Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (3)
4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto (3)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
10.9	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, Lisa Cleary, and May-Ling Sowell (5)
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (6)
10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (6)
10.14	Form of Registration Rights Agreement for Subordinated Notes (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: August 9, 2021	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)