Form 10-Q
period 2021-09-30
FS Bancorp, Inc.
filed 2021-11-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021              OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 5, 2021, there were 8,187,383 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10-Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
ASSETS	2021	2020
Cash and due from banks	$11,426	$11,554
Interest-bearing deposits at other financial institutions	16,906	80,022
Total cash and cash equivalents	28,332	91,576
Certificates of deposit at other financial institutions	11,782	12,278
Securities available-for-sale, at fair value	268,802	178,018
Securities held-to-maturity (fair value of $8,113 and $7,556, respectively)	7,500	7,500
Loans held for sale, at fair value	118,106	166,448
Loans receivable, net	1,678,043	1,544,981
Accrued interest receivable	7,797	7,030
Premises and equipment, net	27,243	27,343
Operating lease right-of-use (“ROU”) assets	4,875	4,949
Federal Home Loan Bank (“FHLB”) stock, at cost	4,871	7,439
Other real estate owned (“OREO”)	—	90
Deferred tax asset, net	303	—
Bank owned life insurance (“BOLI”), net	36,873	36,226
Servicing rights, held at the lower of cost or fair value	16,497	12,595
Goodwill	2,312	2,312
Core deposit intangible, net	4,220	4,751
Other assets	11,138	9,705
TOTAL ASSETS	$2,228,694	$2,113,241
LIABILITIES
Deposits:
Noninterest-bearing accounts	$446,606	$362,853
Interest-bearing accounts	1,417,044	1,311,218
Total deposits	1,863,650	1,674,071
Borrowings	42,528	165,809
Subordinated notes:
Principal amount	50,000	10,000
Unamortized debt issuance costs	(623)	—
Total subordinated notes less unamortized debt issuance costs	49,377	10,000
Operating lease liabilities	5,097	5,176
Deferred tax liability, net	—	58
Other liabilities	27,589	28,120
Total liabilities	1,988,241	1,883,234
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 8,208,045 and 8,475,912 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	82	85
Additional paid-in capital	68,481	81,275
Retained earnings	171,786	146,405
Accumulated other comprehensive income, net of tax	198	2,533
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	(94)	(291)
Total stockholders’ equity	240,453	230,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,228,694	$2,113,241

Per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans receivable, including fees	$23,520	$21,066	$67,538	$62,370
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,487	1,162	4,050	3,520
Total interest and dividend income	25,007	22,228	71,588	65,890
INTEREST EXPENSE
Deposits	1,629	2,637	5,481	9,670
Borrowings	227	503	895	1,458
Subordinated notes	496	170	1,237	511
Total interest expense	2,352	3,310	7,613	11,639
NET INTEREST INCOME	22,655	18,918	63,975	54,251
PROVISION FOR LOAN LOSSES	—	3,100	1,500	11,435
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,655	15,818	62,475	42,816
NONINTEREST INCOME
Service charges and fee income	1,073	546	3,026	1,566
Gain on sale of loans	6,885	16,228	24,962	35,492
Gain on sale of investment securities	—	118	—	300
Earnings on cash surrender value of BOLI	218	219	647	650
Other noninterest income	222	435	983	2,560
Total noninterest income	8,398	17,546	29,618	40,568
NONINTEREST EXPENSE
Salaries and benefits	12,790	10,225	36,331	27,192
Operations	2,628	2,809	7,760	7,785
Occupancy	1,227	1,167	3,592	3,492
Data processing	1,309	1,127	3,819	3,158
Loss on sale of OREO	—	—	9	2
OREO expenses	—	—	—	2
Loan costs	842	593	2,013	1,544
Professional and board fees	757	601	2,365	1,950
Federal Deposit Insurance Corporation (“FDIC”) insurance	120	290	491	574
Marketing and advertising	177	109	429	358
Amortization of core deposit intangible	177	176	531	529
(Recovery) impairment of servicing rights	(11)	82	(2,057)	1,399
Total noninterest expense	20,016	17,179	55,283	47,985
INCOME BEFORE PROVISION FOR INCOME TAXES	11,037	16,185	36,810	35,399
PROVISION FOR INCOME TAXES	2,706	3,472	8,047	7,499
NET INCOME	$8,331	$12,713	$28,763	$27,900
Basic earnings per share	$0.99	$1.50	$3.38	$3.25
Diluted earnings per share	$0.97	$1.47	$3.30	$3.19

Per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$8,331	$12,713	$28,763	$27,900
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized holding (loss) gain during period	(1,653)	1	(4,162)	4,882
Income tax benefit (provision) related to unrealized holding (loss) gain	356	—	896	(1,049)
Reclassification adjustment for realized gains, net included in net income	—	(118)	—	(300)
Income tax provision related to reclassification for realized gains, net	—	26	—	65
Cash flow hedges:
Unrealized derivative (losses) gains during period	(57)	(43)	814	(1,485)
Income tax benefit (provision) related to unrealized derivative (losses) gains	12	8	(175)	318
Reclassification adjustment for realized loss, net included in net income	135	98	373	84
Income tax benefit related to reclassification, net	(29)	(21)	(81)	(18)
Other comprehensive (loss) income, net of tax	(1,236)	(49)	(2,335)	2,497
COMPREHENSIVE INCOME	$7,095	$12,664	$26,428	$30,397

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended September 30, 2020 and 2021

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, July 1, 2020	8,490,082	$84	$81,574	$124,090	$3,334	$(441)	$208,641
Net income	—	$—	—	12,713	—	—	$12,713
Dividends paid ($0.11 per share)	—	$—	—	(882)	—	—	$(882)
Share-based compensation	—	$—	272	—	—	—	$272
Restricted stock awards	49,760	$1	—	—	—	—	$1
Common stock repurchased	(22,020)	$—	(447)	—	—	—	$(447)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(1,640)	$—	(35)	—	—	—	$(35)
Stock options exercised, net	10,000	$—	85	—	—	—	$85
Other comprehensive loss, net of tax	—	$—	—	—	(49)	—	$(49)
ESOP shares allocated	—	$—	185	—	—	66	$251
BALANCE, September 30, 2020	8,526,182	$85	$81,634	$135,921	$3,285	$(375)	$220,550

BALANCE, July 1, 2021	8,333,566	$83	$75,797	$164,606	$1,434	$(160)	$241,760
Net income	—	$—	—	8,331	—	—	$8,331
Dividends paid ($0.14 per share)	—	$—	—	(1,151)	—	—	$(1,151)
Share-based compensation	—	$—	402	—	—	—	$402
Restricted stock awards	41,350	$—	—	—	—	—	$—
Common stock repurchased	(264,805)	$(2)	(6,825)	—	—	—	$(6,827)
Common stock repurchased for employee/director taxes paid on restricted stock	(5,970)	$—	(212)	—	—	—	$(212)
Stock options exercised, net	103,904	$1	(1,054)	—	—	—	$(1,053)
Other comprehensive loss, net of tax	—	$—	—	—	(1,236)	—	$(1,236)
ESOP shares allocated	—	$—	373	—	—	66	$439
BALANCE, September 30, 2021	8,208,045	$82	$68,481	$171,786	$198	$(94)	$240,453

_________________________________

Per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

Nine Months Ended September 30, 2020 and 2021

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2020	8,918,082	$89	$89,223	$110,715	$788	$(573)	$200,242
Net income	—	$—	—	27,900	—	—	$27,900
Dividends paid ($0.31 per share)	—	$—	—	(2,694)	—	—	$(2,694)
Share-based compensation	—	$—	719	—	—	—	$719
Restricted stock awards	49,760	$1	—	—	—	—	$1
Common stock repurchased - repurchase plan	(468,816)	$(5)	(8,670)	—	—	—	$(8,675)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(1,640)	$—	(35)	—	—	—	$(35)
Stock options exercised	28,796	$—	(161)	—	—	—	$(161)
Other comprehensive income, net of tax	—	$—	—	—	2,497	—	$2,497
ESOP shares allocated	—	$—	558	—	—	198	$756
BALANCE, September 30, 2020	8,526,182	$85	$81,634	$135,921	$3,285	$(375)	$220,550

BALANCE, January 1, 2021	8,475,912	$85	$81,275	$146,405	$2,533	$(291)	$230,007
Net income	—	$—	—	28,763	—	—	$28,763
Dividends paid ($0.41 per share)	—	$—	—	(3,382)	—	—	$(3,382)
Share-based compensation	—	$—	995	—	—	—	$995
Restricted stock awards	41,350	$—	—	—	—	—	$—
Common stock repurchased	(480,225)	$(4)	(12,638)	—	—	—	$(12,642)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(5,970)	$—	(212)	—	—	—	$(212)
Stock options exercised, net	176,978	$1	(2,077)	—	—	—	$(2,076)
Other comprehensive loss, net of tax	—	$—	—	—	(2,335)	—	$(2,335)
ESOP shares allocated	—	$—	1,138	—	—	197	$1,335
BALANCE, September 30, 2021	8,208,045	$82	$68,481	$171,786	$198	$(94)	$240,453

___________________________________

Per share data has been adjusted for all periods to reflect two-for-one split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

.

	Nine Months Ended September 30,
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES	2021	2020
Net income	$28,763	$27,900
Adjustments to reconcile net income to net cash from (used by) operating activities
Provision for loan losses	1,500	11,435
Depreciation, amortization and accretion	11,674	9,336
Compensation expense related to stock options and restricted stock awards	995	719
ESOP compensation expense for allocated shares	1,335	756
Increase in cash surrender value of BOLI	(647)	(650)
Gain on sale of loans held for sale	(24,856)	(35,492)
Gain on sale of portfolio loans	(106)	—
Gain on sale of investment securities	—	(300)
Origination of loans held for sale	(1,048,120)	(1,260,250)
Proceeds from sale of loans held for sale	1,133,395	1,140,003
(Recovery) impairment of servicing rights	(2,057)	1,399
Loss on sale of OREO	9	2
Changes in operating assets and liabilities
Accrued interest receivable	(767)	(901)
Other assets	(2,590)	(246)
Other liabilities	997	6,897
Net cash from (used by) operating activities	99,525	(99,392)
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	12,214
Maturities, prepayments, and calls	20,923	30,034
Purchases	(117,152)	(90,610)
Maturities of certificates of deposit at other financial institutions	496	6,640
Portfolio loan originations and principal collections, net	(156,603)	(134,436)
Purchase of portfolio loans	(1,070)	(32,743)
Proceeds from sale of portfolio loans	2,699	—
Proceeds from sale of OREO, net	81	76
Purchase of premises and equipment, net	(1,921)	(1,189)
Change in FHLB stock, net	2,568	1,492
Net cash used by investing activities	(249,979)	(208,522)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	189,470	220,997
Proceeds from borrowings	8,000	549,557
Repayments of borrowings	(131,281)	(460,781)
Dividends paid on common stock	(3,382)	(2,694)
Net proceeds from issuance of subordinated notes	49,333	—
Repayment of subordinated notes	(10,000)	—
Disbursements from stock options exercised, net	(2,076)	(161)
Restricted stock awards	(212)	(34)
Common stock repurchased	(12,642)	(8,675)
Net cash from financing activities	87,210	298,209
NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,244)	(9,705)

CASH AND CASH EQUIVALENTS, beginning of period	91,576	45,778
CASH AND CASH EQUIVALENTS, end of period	$28,332	$36,073

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$6,540	$11,128
Income taxes	7,824	7,804

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized (loss) gain on investment securities	$(4,162)	$4,582
Change in unrealized gain (loss) on cash flow hedges	1,187	(1,401)
Retention in gross mortgage servicing rights from loan sales	7,567	7,634
Right-of-use assets in exchange for lease liabilities	979	1,202

See accompanying notes to these consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 21 full-service bank branches, a headquarters that produces loans and accepts deposits, and 11 loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, Clallam, Grays Harbor, Thurston, and Lewis counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to September 30, 2021 for potential recognition or disclosure.

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

The Company has selected a third-party vendor to assist in the implementation of this ASU and has run parallel computations as it continues to evaluate the impact of adoption of the new standard. As part of the implementation, management is also evaluating economic variables and forecast time horizons it believes to be most relevant based on the composition of the loan portfolio to develop a reasonable and supportable forecast, likely to include forecasted levels of employment, gross domestic product, and home price index, depending on the nature of the loan segment, as well as various loss methodologies to estimate expected credit losses.  In addition, management has kept current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, and conferences. Once adopted, the Company anticipates the allowance for loan losses to change through a one-time adjustment to retained earnings, however, until the evaluation is complete the magnitude of the potential change will be unknown.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326: Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various FASB Transition Resource Group meetings. Early adoption is permitted. The Company plans to adopt Topic 326 of this ASU, in conjunction with ASU No. 2016-13, on January 1, 2022.   The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The ASU should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company plans to adopt this ASU, in conjunction with ASU No. 2016-13, on January 1, 2022. The adoption of Topic 326 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale and held-to-maturity at September 30, 2021 and December 31, 2020:

	September 30, 2021
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$26,155	$175	$(148)	$26,182
Corporate securities	9,495	35	(388)	9,142
Municipal bonds	130,806	1,443	(2,940)	129,309
Mortgage-backed securities	85,314	2,181	(364)	87,131
U.S. Small Business Administration securities	16,736	356	(54)	17,038
Total securities available-for-sale	268,506	4,190	(3,894)	268,802

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	613	—	8,113
Total securities held-to-maturity	7,500	613	—	8,113

Total securities	$276,006	$4,803	$(3,894)	$276,915

	December 31, 2020
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$7,940	$166	$(1)	$8,105
Corporate securities	11,885	54	(939)	11,000
Municipal bonds	69,572	2,435	(150)	71,857
Mortgage-backed securities	65,722	2,541	(76)	68,187
U.S. Small Business Administration securities	18,441	443	(15)	18,869
Total securities available-for-sale	173,560	5,639	(1,181)	178,018

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	77	(21)	7,556
Total securities held-to-maturity	7,500	77	(21)	7,556

Total securities	$181,060	$5,716	$(1,202)	$185,574

At September 30, 2021, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.4 million to secure Washington State public deposits of $13.1 million with a $5.1 million collateral requirement by the Washington Public Deposit Protection Commission.  At December 31, 2020, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.8 million to secure Washington State public deposits of $13.2 million with a $5.3 million minimum collateral requirement by the Washington Public Deposit Protection Commission.  At September 30, 2021, the Bank had pledged two securities with a total carrying value of $3.4 million to secure interest rate swaps designated as cash flow hedges. See “Note 5- Derivatives”, for detail on the Bank’s interest rate swaps.

Investment securities that were in an unrealized loss position at September 30, 2021 and December 31, 2020 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$2,903	$(74)	$1,914	$(74)	$4,817	$(148)
Corporate securities	—	—	5,612	(388)	5,612	(388)
Municipal bonds	73,562	(2,757)	6,114	(183)	79,676	(2,940)
Mortgage-backed securities	17,442	(227)	4,790	(137)	22,232	(364)
U.S. Small Business Administration securities	2,107	(54)	—	—	2,107	(54)
Total securities available-for-sale	$96,014	$(3,112)	$18,430	$(782)	$114,444	$(3,894)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$1,986	$(1)	$—	$—	$1,986	$(1)
Corporate securities	7,059	(939)	—	—	7,059	(939)
Municipal bonds	8,377	(150)	—	—	8,377	(150)
Mortgage-backed securities	6,903	(65)	3,002	(11)	9,905	(76)
U.S. Small Business Administration securities	2,314	(15)	—	—	2,314	(15)
Total securities available-for-sale	26,639	(1,170)	3,002	(11)	29,641	(1,181)

SECURITIES HELD-TO-MATURITY
Corporate securities	4,979	(21)	—	—	4,979	(21)
Total securities held-to-maturity	4,979	(21)	—	—	4,979	(21)

Total	$31,618	$(1,191)	$3,002	$(11)	$34,620	$(1,202)

There were 63 investments with unrealized losses of less than one year, and ten investments with an unrealized loss of more than one year at September 30, 2021. There were 21 investments with unrealized losses of less than one year, and one investment with an unrealized loss of more than one year at December 31, 2020. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the nine months ended September 30, 2021, or for the year ended December 31, 2020.  Additional deterioration in market and economic conditions, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The contractual maturities of securities available-for-sale and held-to-maturity at September 30, 2021 and December 31, 2020 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2021		December 31, 2020
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$964	$1,025	$978	$1,060
Due after five years through ten years	6,916	6,939	1,000	1,036
Due after ten years	18,275	18,218	5,962	6,009
Subtotal	26,155	26,182	7,940	8,105
Corporate securities
Due in one year or less	—	—	2,392	2,433
Due after one year through five years	3,495	3,530	3,493	3,491
Due after five years through ten years	4,000	3,691	4,000	3,676
Due after ten years	2,000	1,921	2,000	1,400
Subtotal	9,495	9,142	11,885	11,000
Municipal bonds
Due in one year or less	—	—	101	101
Due after one year through five years	3,730	3,899	3,749	3,980
Due after five years through ten years	6,879	7,069	7,994	8,321
Due after ten years	120,197	118,341	57,728	59,455
Subtotal	130,806	129,309	69,572	71,857

Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	71,249	72,877	47,675	50,005
Federal Home Loan Mortgage Corporation (“FHLMC”)	9,789	9,907	11,825	11,913
Government National Mortgage Association (“GNMA”)	4,276	4,347	6,222	6,269
Subtotal	85,314	87,131	65,722	68,187
U.S. Small Business Administration securities
Due after one year through five years	2,518	2,568	2,266	2,353
Due after five years through ten years	4,463	4,605	8,097	8,333
Due after ten years	9,755	9,865	8,078	8,183
Subtotal	16,736	17,038	18,441	18,869
Total securities available-for-sale	268,506	268,802	173,560	178,018

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	7,500	8,113	7,500	7,556
Total securities held-to-maturity	7,500	8,113	7,500	7,556

Total securities	$276,006	$276,915	$181,060	$185,574

There were no sales proceeds, gains or losses from the sale of securities available-for-sale for the three and nine months ended September 30, 2021, compared to $3.0 million and $12.2 million in proceeds and $119,000 and $300,000 in gains for the three and nine months ended September 30, 2020, respectively.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
REAL ESTATE LOANS	2021	2020
Commercial	$217,911	$222,719
Construction and development	250,099	216,975
Home equity	42,095	43,093
One-to-four-family (excludes loans held for sale)	365,326	311,093
Multi-family	165,240	131,601
Total real estate loans	1,040,671	925,481
CONSUMER LOANS
Indirect home improvement	325,630	286,020
Marine	83,827	85,740
Other consumer	3,188	3,418
Total consumer loans	412,645	375,178
COMMERCIAL BUSINESS LOANS
Commercial and industrial	207,064	224,476
Warehouse lending	49,289	49,092
Total commercial business loans	256,353	273,568
Total loans receivable, gross	1,709,669	1,574,227
Allowance for loan and lease losses	(26,925)	(26,172)
Deferred costs and fees, net	(4,978)	(4,017)
Premiums on purchased loans, net	277	943
Total loans receivable, net	$1,678,043	$1,544,981

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

At September 30, 2021, the Bank held approximately $742.8 million in loans that are pledged as collateral for FHLB advances, compared to approximately $774.8 million at December 31, 2020. The Bank held approximately $415.1 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (“FRB”) line of credit at September 30, 2021, compared to approximately $369.2 million at December 31, 2020.

Included in the carrying value of gross loans are net discounts on loans purchased in the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”).  The remaining net discount on loans acquired was $868,000 and $1.5 million, on $90.8 million and $132.6 million of gross loans at September 30, 2021 and December 31, 2020, respectively.

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

The following tables detail activity in the allowance for loan losses by loan categories at or for the three and nine months ended September 30, 2021 and 2020:

	At or For the Three Months Ended September 30, 2021
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$14,308	$7,023	$5,674	$229	$27,234
Provision (recapture) for loan losses	124	(2,315)	620	1,571	—
Charge-offs	—	(428)	—	—	(428)
Recoveries	—	119	—	—	119
Net charge-offs	—	(309)	—	—	(309)
Ending balance	$14,432	$4,399	$6,294	$1,800	$26,925
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$243	$991	$—	$1,234
Loans collectively evaluated for impairment	14,432	4,156	5,303	1,800	25,691
Ending balance	$14,432	$4,399	$6,294	$1,800	$26,925
LOANS RECEIVABLE
Loans individually evaluated for impairment	$755	$694	$4,487	$—	$5,936
Loans collectively evaluated for impairment	1,039,916	411,951	251,866	—	1,703,733
Ending balance	$1,040,671	$412,645	$256,353	$—	$1,709,669

	At or For the Three Months Ended September 30, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$11,912	$5,132	$4,248	$232	$21,524
Provision (recapture) for loan losses	907	1,891	335	(33)	3,100
Charge-offs	—	(196)	(11)	—	(207)
Recoveries	—	254	128	—	382
Net recoveries	—	58	117	—	175
Ending balance	$12,819	$7,081	$4,700	$199	$24,799
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$274	$1,057	$—	$1,346
Loans collectively evaluated for impairment	12,804	6,807	3,643	199	23,453
Ending balance	$12,819	$7,081	$4,700	$199	$24,799
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,456	$781	$4,324	$—	$7,561
Loans collectively evaluated for impairment	888,396	364,027	259,434	—	1,511,857
Ending balance	$890,852	$364,808	$263,758	$—	$1,519,418

	At or For the Nine Months Ended September 30, 2021
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$13,846	$6,696	$4,939	$691	$26,172
Provision (recapture) for loan losses	586	(1,588)	1,393	1,109	1,500
Charge-offs	—	(1,280)	(38)	—	(1,318)
Recoveries	—	571	—	—	571
Net charge-offs	—	(709)	(38)	—	(747)
Ending balance	$14,432	$4,399	$6,294	$1,800	$26,925
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$243	$991	$—	$1,234
Loans collectively evaluated for impairment	14,432	4,156	5,303	1,800	25,691
Ending balance	$14,432	$4,399	$6,294	$1,800	$26,925
LOANS RECEIVABLE
Loans individually evaluated for impairment	$755	$694	$4,487	$—	$5,936
Loans collectively evaluated for impairment	1,039,916	411,951	251,866	—	1,703,733
Ending balance	$1,040,671	$412,645	$256,353	$—	$1,709,669

	At or For the Nine Months Ended September 30, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$6,206	$3,766	$3,254	$3	$13,229
Provision for loan losses	6,595	3,606	1,038	196	11,435
Charge-offs	—	(869)	(22)	—	(891)
Recoveries	18	578	430	—	1,026
Net recoveries (charge-offs)	18	(291)	408	—	135
Ending balance	$12,819	$7,081	$4,700	$199	$24,799
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$274	$1,057	$—	$1,346
Loans collectively evaluated for impairment	12,804	6,807	3,643	199	23,453
Ending balance	$12,819	$7,081	$4,700	$199	$24,799
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,456	$781	$4,324	$—	$7,561
Loans collectively evaluated for impairment	888,396	364,027	259,434	—	1,511,857
Ending balance	$890,852	$364,808	$263,758	$—	$1,519,418

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

As of September 30, 2021, the amount of loans remaining under payment/relief agreements included commercial real estate loans of $6.9 million and commercial business loans of $5.4 million.  These loans were classified as current and accruing interest as of September 30, 2021, with the exception of $4.5 million in commercial business loans which were classified as nonaccrual, yet current on contractual payments. These modifications were not classified as TDRs at September 30, 2021 in accordance with the CARES Act and related bank agency regulatory guidance. Loan modifications in accordance with the CARES Act and related banking agency regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.  At September 30, 2021 and December 31, 2020, the Company had no TDRs.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and nine-month periods ended September 30, 2021 and 2020.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at September 30, 2021 and December 31, 2020:

	September 30, 2021
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$217,911	$217,911	$—
Construction and development	—	—	—	—	250,099	250,099	—
Home equity	124	13	174	311	41,784	42,095	430
One-to-four-family	—	267	325	592	364,734	365,326	325
Multi-family	—	—	—	—	165,240	165,240	—
Total real estate loans	124	280	499	903	1,039,768	1,040,671	755
CONSUMER LOANS
Indirect home improvement	539	355	284	1,178	324,452	325,630	610
Marine	30	—	—	30	83,797	83,827	84
Other consumer	48	2	—	50	3,138	3,188	—
Total consumer loans	617	357	284	1,258	411,387	412,645	694
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	—	—	207,064	207,064	4,487
Warehouse lending	—	—	—	—	49,289	49,289	—
Total commercial business loans	—	—	—	—	256,353	256,353	4,487
Total loans	$741	$637	$783	$2,161	$1,707,508	$1,709,669	$5,936

	December 31, 2020
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$222,719	$222,719	$—
Construction and development	1,850	—	—	1,850	215,125	216,975	—
Home equity	127	137	219	483	42,610	43,093	636
One-to-four-family	389	404	512	1,305	309,788	311,093	644
Multi-family	—	—	—	—	131,601	131,601	—
Total real estate loans	2,366	541	731	3,638	921,843	925,481	1,280
CONSUMER LOANS
Indirect home improvement	683	331	325	1,339	284,681	286,020	826
Marine	28	77	22	127	85,613	85,740	44
Other consumer	73	22	—	95	3,323	3,418	1
Total consumer loans	784	430	347	1,561	373,617	375,178	871
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	1,204	—	1,204	223,272	224,476	5,610
Warehouse lending	—	—	—	—	49,092	49,092	—
Total commercial business loans	—	1,204	—	1,204	272,364	273,568	5,610
Total loans	$3,150	$2,175	$1,078	$6,403	$1,567,824	$1,574,227	$7,761

There were no loans 90 days or more past due and still accruing interest at both September 30, 2021 and December 31, 2020.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which no allowance for loan losses has been provided and loans for which an allowance was provided at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Home equity	$485	$430	$—
One-to-four-family	361	325	—
	846	755	—
WITH RELATED ALLOWANCE RECORDED
Consumer loans:
Indirect	610	610	214
Marine	84	84	29
Commercial business loans:
Commercial and industrial	4,487	4,487	991
	5,181	5,181	1,234
Total	$6,027	$5,936	$1,234

	December 31, 2020
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Home equity	687	636	—
One-to-four-family	645	584	—
Commercial business loans:
Commercial and industrial	1,203	1,203	—
	2,535	2,423	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	826	826	289
Marine	44	44	15
Other consumer	1	1	1
Commercial business loans:
Commercial and industrial	4,407	4,407	990
	5,339	5,338	1,310
Total	$7,874	$7,761	$1,310

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three and nine months ended September 30, 2021 and 2020:

	At or For the Three Months Ended
	September 30, 2021		September 30, 2020
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$—	$—	$1,089	$14
Home equity	455	12	672	11
One-to-four-family	488	3	733	10
	943	15	2,494	35
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	—	—	60	—
Consumer loans:
Indirect	554	12	723	16
Marine	85	2	—	—
Other consumer	2	—	—	—
Commercial business loans:
Commercial and industrial	4,487	86	4,310	—
	5,128	100	5,093	16
Total	$6,071	$115	$7,587	$51

	At or For the Nine Months Ended
	September 30, 2021		September 30, 2020
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$—	$—	$1,088	$41
Construction and development	1,028	—	—	—
Home equity	538	21	434	22
One-to-four-family	559	9	1,029	17
Consumer loans:
Other consumer	—	—	4	—
	2,125	30	2,555	80
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	27	—	60	—
Consumer loans:
Indirect	670	34	624	40
Marine	74	5	42	1
Other consumer	8	1	—	—
Commercial business loans:
Commercial and industrial	4,884	191	1,910	162
	5,663	231	2,636	203
Total	$7,788	$261	$5,191	$283

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

The following tables summarize risk rated loan balances by category at the dates indicated:

	September 30, 2021
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$196,922	$17,876	$2,190	$923	$—	$—	$217,911
Construction and development	250,099	—	—	—	—	—	250,099
Home equity	41,665	—	—	430	—	—	42,095
One-to-four-family	362,807	—	185	2,334	—	—	365,326
Multi-family	165,240	—	—	—	—	—	165,240
Total real estate loans	1,016,733	17,876	2,375	3,687	—	—	1,040,671
CONSUMER LOANS
Indirect home improvement	325,020	—	—	610	—	—	325,630
Marine	83,743	—	—	84	—	—	83,827
Other consumer	3,188	—	—	—	—	—	3,188
Total consumer loans	411,951	—	—	694	—	—	412,645
COMMERCIAL BUSINESS LOANS
Commercial and industrial	186,318	6,132	1,474	13,140	—	—	207,064
Warehouse lending	49,289	—	—	—	—	—	49,289
Total commercial business loans	235,607	6,132	1,474	13,140	—	—	256,353
Total loans receivable, gross	$1,664,291	$24,008	$3,849	$17,521	$—	$—	$1,709,669

	December 31, 2020
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$157,932	$60,834	$3,013	$940	$—	$—	$222,719
Construction and development	212,209	2,917	1,849	—	—	—	216,975
Home equity	42,457	—	—	636	—	—	43,093
One-to-four-family	303,610	162	187	7,134	—	—	311,093
Multi-family	131,601	—	—	—	—	—	131,601
Total real estate loans	847,809	63,913	5,049	8,710	—	—	925,481
CONSUMER LOANS
Indirect home improvement	285,194	—	—	826	—	—	286,020
Marine	85,696	—	—	44	—	—	85,740
Other consumer	3,417	—	—	1	—	—	3,418
Total consumer loans	374,307	—	—	871	—	—	375,178
COMMERCIAL BUSINESS LOANS
Commercial and industrial	190,392	23,945	2,073	8,066	—	—	224,476
Warehouse lending	49,092	—	—	—	—	—	49,092
Total commercial business loans	239,484	23,945	2,073	8,066	—	—	273,568
Total loans receivable, gross	$1,461,600	$87,858	$7,122	$17,647	$—	$—	$1,574,227

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $2.52 billion and $2.17 billion at September 30, 2021 and December 31, 2020, respectively.

The following tables summarize servicing rights activity for the three and nine months ended September 30, 2021 and 2020:

	At or For the Three Months Ended
	September 30,
	2021	2020
Beginning balance, at the lower of cost or fair value	$16,356	$10,672
Additions	1,967	3,233
Servicing rights amortized	(1,837)	(2,087)
Recovery (impairment) of servicing rights	11	(82)
Ending balance, at the lower of cost or fair value	$16,497	$11,736

	At or For the Nine Months Ended
	September 30,
	2021	2020
Beginning balance, at the lower of cost or fair value	$12,595	$11,560
Additions	7,567	7,634
Servicing rights amortized	(5,722)	(6,059)
Recovery (impairment) of servicing rights	2,057	(1,399)
Ending balance, at the lower of cost or fair value	$16,497	$11,736

The fair value of the servicing rights’ assets was $24.9 million and $12.8 million at September 30, 2021 and December 31, 2020, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At September 30,	At December 31,
Key assumptions:	2021	2020
Weighted average discount rate	9.1%	9.1%
Conditional prepayment rate (“CPR”)	14.6%	32.6%
Weighted average life in years	5.9	3.0

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan.  The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at September  30, 2021 and December 31, 2020:

		September 30, 2021	December 31, 2020 (1)
Aggregate portfolio principal balance		$2,520,674	$2,133,473
Weighted average rate of note		3.2%	3.5%

At September 30, 2021	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	14.6%	21.7%	34.3%
Fair value MSR	$24,894	$19,830	$14,172
Percentage of MSR	1.0%	0.8%	0.6%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$24,894	$24,431	$23,985
Percentage of MSR	1.0%	1.0%	1.0%

At December 31, 2020	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	32.6%	40.6%	59.6%
Fair value MSR	$12,833	$10,922	$8,286
Percentage of MSR	0.6%	0.5%	0.4%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$12,833	$12,696	$12,562
Percentage of MSR	0.6%	0.6%	0.6%

___________________________

(1)	Excludes nonperforming serviced loans in forbearance.

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSR which is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance, however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different time.

The Company recorded $1.7 million and $1.1 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended September 30, 2021 and 2020, respectively, and $4.6 million and $3.1 million for the nine months ended September 30, 2021and 2020, respectively.  The income, net of MSR amortization, is reported in noninterest income on the Consolidated Statements of Income.

NOTE 5 - DERIVATIVES

The Bank regularly enters into commitments to originate and sell loans held for sale. The Bank has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Bank enters into contracts to sell forward To-Be-Announced (“TBA”) mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments for reporting purposes under U.S. GAAP. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income or noninterest expense. The Bank recognizes all derivative instruments as either other assets or other liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.

Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements. The Bank's objectives in using certain interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Bank has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR-based borrowings and brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the LIBOR portion of the series of future adjustable-rate borrowings and deposits over the term of the interest rate swap. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from management’s assessment of hedge effectiveness. The Bank tests for hedging effectiveness on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Bank has not recorded any hedge ineffectiveness since inception.  The Bank has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as other assets and other liabilities, respectively, on the Consolidated Balance Sheets.

The net unrealized loss on cash flow hedges recorded in accumulated other comprehensive income was $34,000 and $967,000, net of tax, at September 30, 2021 and December 31, 2020, respectively.  The Bank reclassified realized losses of $135,000 and $98,000 from accumulated other comprehensive income to interest expense related to these cash flow hedges for the three months ended September 30, 2021 and September 30, 2020, respectively, and realized losses of $373,000 and $84,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively.  The Bank expects that approximately $468,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months related to these cash flow hedges.

The following tables summarize the Bank’s derivative instruments at the dates indicated:

	September 30, 2021
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$527	$571
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	90,277	1,171	—
Mandatory and best effort forward commitments with investors	50,658	558	—
Forward TBA mortgage-backed securities	147,000	587	—

	December 31, 2020
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$21	$1,252
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	136,739	4,024	—
Mandatory and best effort forward commitments with investors	25,027	—	67
Forward TBA mortgage-backed securities	232,000	—	1,602

At September 30, 2021 and December 31, 2020, the Bank had $147.0 million and $232.0 million of TBA trades with counterparties that held margin collateral of $1.1 million and $3.3 million, respectively.  At September 30, 2021, the Bank had pledged two securities with a carrying value of $3.4 million to secure interest rate swaps designated as cash flow hedges.

Changes in the fair value of the non-hedging derivatives recognized in noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net loss of $402,000 and a net gain of $2.8 million for the three months ended September 30, 2021 and 2020, respectively, and a net loss of $4.3 million and net gain of $8.8 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6 - LEASES

The Company has operating leases for retail bank branches, home lending branches, and certain equipment. The Company’s leases have remaining lease terms of three months to eight years and nine months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended	Three Months Ended
Lease cost:	September 30, 2021	September 30, 2020
Operating lease cost	$353	$339
Short-term lease cost	2	1
Total lease cost	$355	$340

	Nine Months Ended	Nine Months Ended
Lease cost:	September 30, 2021	September 30, 2020
Operating lease cost	$1,063	$1,038
Short-term lease cost	3	10
Total lease cost	$1,066	$1,048

The following tables provides supplemental information related to operating leases at or for the three and nine months ended September 30, 2021 and 2020:

	At or For the		At or For the
Cash paid for amounts included in the	Three Months Ended		Three Months Ended
measurement of lease liabilities:	September 30, 2021		September 30, 2020
Operating cash flows from operating leases	$329		$349
Weighted average remaining lease term- operating leases	4.9	years	5.5	years
Weighted average discount rate- operating leases	2.18%		2.48%

	At or For the		At or For the
Cash paid for amounts included in the	Nine Months Ended		Nine Months Ended
measurement of lease liabilities:	September 30, 2021		September 30, 2020
Operating cash flows from operating leases	$1,058		$1,033
Weighted average remaining lease term- operating leases	4.9	years	5.5	years
Weighted average discount rate- operating leases	2.18%		2.48%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at September 30, 2021 for future periods are as follows:

Remainder of 2021	$449
2022	1,398
2023	1,027
2024	968
2025	650
Thereafter	1,059
Total lease payments	5,551
Less imputed interest	(454)
Total	$5,097

NOTE 7 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and nine months ended September 30, 2021 and 2020:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$—	$90	$90	$168
Additions	—	—	—	—
Gross proceeds from sale of OREO	—	—	(81)	(76)
Loss on sale of OREO	—	—	(9)	(2)
Ending balance	$—	$90	$—	$90

There were no OREO properties at September 30, 2021, compared to one OREO property in the amount of $90,000 at September 30, 2020.  There were no OREO holding costs for both the three and nine months ended September 30, 2021, and none and $2,000 for the three and nine months ended September 30, 2020, respectively.

There was $283,000 in portfolio mortgage loans collateralized by residential real estate property in the process of foreclosure at September 30, 2021.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Noninterest-bearing checking	$423,091	$348,421
Interest-bearing checking	308,142	226,282
Savings	191,487	152,842
Money market	497,571	429,548
Certificates of deposit less than $100,000	231,453	299,157
Certificates of deposit of $100,000 through $250,000	126,095	135,901
Certificates of deposit of $250,000 and over	62,296	67,488
Escrow accounts related to mortgages serviced	23,515	14,432
Total	$1,863,650	$1,674,071

Scheduled maturities of time deposits at September 30, 2021 for future periods ending are as follows:

At September 30, 2021
Maturing in 2021	$90,527
Maturing in 2022	191,477
Maturing in 2023	39,064
Maturing in 2024	28,014
Maturing in 2025	57,085
Thereafter	13,677
Total	$419,844

Interest expense by deposit category for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest-bearing checking	$56	$86	$154	$299
Savings and money market	348	464	1,232	1,932
Certificates of deposit	1,225	2,087	4,095	7,439
Total	$1,629	$2,637	$5,481	$9,670

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

The following table provides a summary of the Company’s commitments at September 30, 2021 and December 31, 2020:

COMMITMENTS TO EXTEND CREDIT	September 30,	December 31,
REAL ESTATE LOANS	2021	2020
Commercial	$2,310	$1,293
Construction and development	181,402	143,666
One-to-four-family (includes locks for saleable loans)	114,933	147,712
Home equity	58,809	52,457
Multi-family	3,226	658
Total real estate loans	360,680	345,786
CONSUMER LOANS	37,966	23,365
COMMERCIAL BUSINESS LOANS
Commercial and industrial	123,175	106,171
Warehouse lending	48,211	52,909
Total commercial business loans	171,386	159,080
Total commitments to extend credit	$570,032	$528,231

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $496,000 at September 30, 2021 and $407,000 at December 31, 2020. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.  The Company’s derivative positions are presented with discussion in “Note 5 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through September 30, 2021, the total loans sold to the FHLB were $15.3 million with the FLA totaling $938,000 and the CE obligation at $811,000 or 5.3% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $81,000, which is a part of the off-balance sheet holdback for loans sold. At September 30, 2021, there were no loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date, compared to loans totaling $498,000 at December 31, 2020.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.5 million and $2.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2021 and December 31, 2020, respectively, which is included in other liabilities on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at September 30, 2021.

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

The following tables present securities available-for-sale, mortgage loans held for sale, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At September 30, 2021
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$26,182	$—	$26,182
Corporate securities	—	8,139	1,003	9,142
Municipal bonds	—	129,173	136	129,309
Mortgage-backed securities	—	87,131	—	87,131
U.S. Small Business Administration securities	—	17,038	—	17,038
Mortgage loans held for sale, at fair value	—	118,106	—	118,106
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	558	558
Forward TBA mortgage-backed securities	—	587	—	587
Interest rate swaps	—	527	—	527
Interest rate lock commitments with customers	—	—	1,171	1,171
Total assets measured at fair value	$—	$386,883	$2,868	$389,751
Financial Liabilities
Derivatives:
Interest rate swaps	—	(571)	—	(571)
Total liabilities measured at fair value	$—	$(571)	$—	$(571)

Financial Assets	At December 31, 2020
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,105	$—	$8,105
Corporate securities	—	10,016	984	11,000
Municipal bonds	—	71,730	127	71,857
Mortgage-backed securities	—	68,187	—	68,187
U.S. Small Business Administration securities	—	18,869	—	18,869
Mortgage loans held for sale, at fair value	—	166,448	—	166,448
Derivatives:
Interest rate swaps	—	21	—	21
Interest rate lock commitments with customers	—	—	4,024	4,024
Total assets measured at fair value	$—	$343,376	$5,135	$348,511
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(67)	$(67)
Forward TBA mortgage-backed securities	—	(1,602)	—	(1,602)
Interest rate swaps	—	(1,252)	—	(1,252)
Total liabilities measured at fair value	$—	$(2,854)	$(67)	$(2,921)

The following tables present impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$5,936	$5,936
Servicing rights	—	—	24,894	24,894

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$7,761	$7,761
OREO	—	—	90	90
Servicing rights	—	—	12,833	12,833

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at September 30, 2021 and December 31, 2020:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		September 30,	December 31,
Instruments	Techniques	Inputs	Range	2021	2020
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	92.9%	91.6%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	92.9%	91.6%
Corporate securities	Discounted cash flows	Discount rate	2.5% - 4.0%	4.0%	2.5%
Municipal bonds	Discounted cash flows	Discount rate	5.8% - 6.4%	6.0%	6.4%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	N/A	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	14.6%	32.6%

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

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2021 and 2020:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2021	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$2,106	$4,920	$(5,855)	$1,171	$(935)	$—
Individual forward sale commitments with investors	(553)	1,081	30	558	1,111	—
Securities available-for-sale, at fair value	1,117	25	(3)	1,139	—	25
September 30, 2020
Interest rate lock commitments with customers	$4,722	$18,863	$(17,399)	$6,186	$1,464	$—
Individual forward sale commitments with investors	(144)	(1,591)	973	(762)	(618)	—
Securities available-for-sale, at fair value	1,163	—	(54)	1,109	—	(51)

		Purchases			Net change in	Net change in
Nine Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2021	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$4,024	$19,780	$(22,633)	$1,171	$(2,853)	$—
Individual forward sale commitments with investors	(67)	534	91	558	625	—
Securities available-for-sale, at fair value	1,111	38	(10)	1,139	—	38
September 30, 2020
Interest rate lock commitments with customers	$557	$38,966	$(33,337)	$6,186	$5,629	$—
Individual forward sale commitments with investors	(195)	(3,211)	2,644	(762)	(567)	—
Securities available-for-sale, at fair value	1,162	—	(53)	1,109	—	(44)

______________________________

(1) Relating to items held at end of period included in income.

(2) Relating to items held at end of period included in other comprehensive income.

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded in noninterest income. Unrealized gains (losses) on securities available-for-sale, at fair value are recorded in accumulated other comprehensive income.

The following table provides estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020, whether or not recognized at fair value on the Consolidated Balance Sheets:

	September 30,		December 31,
	2021		2020
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$28,332	$28,332	$91,576	$91,576
Certificates of deposit at other financial institutions	11,782	11,782	12,278	12,278
Level 2 inputs:
Securities available-for-sale, at fair value	267,663	267,663	176,907	176,907
Securities held-to-maturity	7,500	8,113	7,500	7,556
Loans held for sale, at fair value	118,106	118,106	166,448	166,448
FHLB stock, at cost	4,871	4,871	7,439	7,439
Forward TBA mortgage-backed securities	587	587	—	—
Interest rate swaps	527	527	21	21
Accrued interest receivable	7,797	7,797	7,030	7,030
Level 3 inputs:
Securities available-for-sale, at fair value	1,139	1,139	1,111	1,111
Loans receivable, gross	1,709,669	1,708,741	1,574,227	1,580,360
Servicing rights, held at lower of cost or fair value	16,497	24,894	12,595	12,833
Fair value interest rate locks with customers	1,171	1,171	4,024	4,024
Mandatory and best effort forward commitments with investors	558	558	—	—
Financial Liabilities
Level 2 inputs:
Deposits	1,863,650	1,861,964	1,674,071	1,674,328
Borrowings	42,528	43,631	165,809	167,680
Subordinated notes, excluding unamortized debt issuance costs	50,000	50,500	10,000	11,083
Accrued interest payable	305	305	406	406
Interest rate swaps	571	571	1,252	1,252
Forward TBA mortgage-backed securities	—	—	1,602	1,602
Level 3 inputs:
Mandatory and best effort forward commitments with investors	—	—	67	67

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

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 518,420 shares of FS Bancorp, Inc. common stock in the open market at an average price of $5.09 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2020, the ESOP paid the ninth annual installment of principal in the amount of $282,000, plus accrued interest of $13,000 pursuant to the ESOP loan agreement.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares for the quarter ended September 30, 2021. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three and nine months ended September 30, 2021 and 2020 was $439,000 and $1.3 million, respectively and $251,000 and $756,000, respectively.

Shares held by the ESOP at September 30, 2021 and December 31, 2020 were as follows (shown as actual, post stock split):

	Balances	Balances
	at September 30, 2021	at December 31, 2020
Allocated shares	427,488	427,488
Committed to be released shares	38,881	—
Unallocated shares	12,961	51,842
Total ESOP shares	479,330	479,330

Fair value of unallocated shares (in thousands)	$445	$1,307

Share data has been adjusted for all periods to reflect the two-for-one stock split effective July 14, 2021.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator (in thousands):	2021	2020	2021	2020
Net income	$8,331	$12,713	$28,763	$27,900
Dividends and undistributed earnings allocated to participating securities	(139)	(73)	(465)	(69)
Net income available to common shareholders	$8,192	$12,640	$28,298	$27,831
Denominator (shown as actual, post stock split):
Basic weighted average common shares outstanding	8,240,218	8,449,642	8,360,249	8,571,910
Dilutive shares	207,733	141,026	213,948	154,666
Diluted weighted average common shares outstanding	8,447,951	8,590,668	8,574,197	8,726,576
Basic earnings per share	$0.99	$1.50	$3.38	$3.25
Diluted earnings per share	$0.97	$1.47	$3.30	$3.19
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	23,067	204,374	7,774	151,060

Share data has been adjusted for all periods to reflect the two-for-one stock split effective July 14, 2021.

NOTE 13 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorizes 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 326,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company.  At September 30, 2021, there were 429,270 stock option awards and 144,160 RSAs available to be granted under the 2018 Plan (post stock split).

Total share-based compensation expense was $402,000 and $995,000 for the three and nine months ended September 30, 2021, respectively, and $272,000 and $719,000 for the three and nine months ended September 30, 2020, respectively.

Stock Options

The 2018 Plan consists of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Stock option awards generally vest at one year for independent directors or over a five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting, 6.0 years for three-year vesting, and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the nine months ended September 30, 2021 (shown as actual, post stock split):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2021	671,754	$19.45	6.58	$5,721,159
Granted	118,850	35.46	6.41	—
Less exercised	176,978	$12.73	—	$4,265,369
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2021	613,626	$25.24	7.43	$5,847,783

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	611,361	$25.23	7.42	$5,833,496

Exercisable at September 30, 2021	261,822	$20.98	5.85	$3,569,689

__________________________

(1) Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

Share data has been adjusted to reflect the two-for-one stock split effective July 14, 2021.

At September 30, 2021, there was $2.3 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.7 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the stock based on the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares for the 2018 Plan generally vest at one or three years for independent directors or over a five-year period for employees and officers beginning on the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the nine months ended September 30, 2021 (shown as actual, post stock split):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2021	110,184	$24.35
Granted	41,350	35.46
Less vested	29,862	24.78
Forfeited or expired	—	—
Nonvested at September 30, 2021	121,672	$28.02

_______________________________

Share data has been adjusted to reflect the two-for-one stock split effective July 14, 2021.

At September 30, 2021, there was $3.3 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.7 years.

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

The Bank qualified for and elected the CBLR framework as of September 30, 2021. The Tier 1 leverage-based capital ratio calculated for the Bank at September 30, 2021 was 11.9%, compared to 10.9% at December 31, 2020.  At September 30, 2021, the Bank had Tier 1 capital of $263.7 million and a minimum Tier 1 capital requirement of $187.8 million to be considered well capitalized under the CBLR framework. At December 31, 2020, the Bank had Tier 1 capital of $215.9 million and a minimum Tier 1 capital requirement of $159.1 million to be considered well capitalized for the Tier 1 leverage-based ratio under the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (“Basel III”) requirements. At both September 30, 2021 and December 31, 2020, the Bank was categorized as well capitalized under applicable regulatory requirements.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Management believes, at September 30, 2021, that the Bank met all capital adequacy requirements.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2021, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at September 30, 2021 and December 31, 2020 was 10.6% and 11.1%, respectively.

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

● an allocation of ALLL provisioning based on Home Lending’s portfolio loans included in the Company’s incurred loss model and their respective calculated allowance balance.

The FTP methodology is based on management’s estimated cost of originating funds including the cost of overhead for deposit generation.

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to its commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At September 30, 2021, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as  loans held for investment. The majority of mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or the FHLB of Des Moines, while the Company retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States

Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three and nine months ended September 30, 2021 and 2020:

	At or For the Three Months Ended September 30, 2021
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$2,278	$20,377	$22,655
Benefit (provision) for loan losses (2)	1,986	(1,986)	—
Noninterest income	6,439	1,959	8,398
Noninterest expense	(5,612)	(14,404)	(20,016)
Income before provision for income taxes	5,091	5,946	11,037
Provision for income taxes	(1,244)	(1,462)	(2,706)
Net income	$3,847	$4,484	$8,331
Total average assets for period ended	$417,763	$1,799,890	$2,217,653
FTEs	154	373	527

	At or For the Three Months Ended September 30, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$1,085	$17,833	$18,918
Provision for loan losses (2)	(960)	(2,140)	(3,100)
Noninterest income	15,078	2,468	17,546
Noninterest expense	(4,117)	(13,062)	(17,179)
Income before provision for income taxes	11,086	5,099	16,185
Provision for income taxes	(2,372)	(1,100)	(3,472)
Net income	$8,714	$3,999	$12,713
Total average assets for period ended	$445,927	$1,568,582	$2,014,509
FTEs	137	336	473

	At or For the Nine Months Ended September 30, 2021
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$6,146	$57,829	$63,975
Provision for loan losses (2)	1,545	(3,045)	(1,500)
Noninterest income	23,072	6,546	29,618
Noninterest expense	(14,132)	(41,151)	(55,283)
Income before provision for income taxes	16,631	20,179	36,810
Provision for income taxes	(3,636)	(4,411)	(8,047)
Net income	$12,995	$15,768	$28,763
Total average assets for period ended	$402,693	$1,771,216	$2,173,909
FTEs	154	373	527

	At or For the Nine Months Ended September 30, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$3,470	$50,781	$54,251
Provision for loan losses (2)	(2,016)	(9,419)	(11,435)
Noninterest income	32,312	8,256	40,568
Noninterest expense	(12,348)	(35,637)	(47,985)
Income before provision for income taxes	21,418	13,981	35,399
Provision for income taxes	(4,537)	(2,962)	(7,499)
Net income	$16,881	$11,019	$27,900
Total average assets for period ended	$383,363	$1,512,515	$1,895,878
FTEs	137	336	473

_________________________

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to the other segment. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of assigned liabilities to fund segment assets.
(2)	Provision for loan losses includes shifts in allocation between segments due to various changes, to include adjustments to qualitative factors, changes in loan balances, and charge-off and recovery activity.

NOTE 16 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at September 30, 2021 and December 31, 2020, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of four retail branches purchased from Bank of America, N.A. in 2016 (“Branch Purchase”). Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2020, and determined that no impairment of goodwill existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.  Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of September 30, 2021, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2020, and the nine months ended September 30, 2021.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2019	$7,490	$(2,033)	$5,457
Amortization	—	(706)	(706)
Balance, December 31, 2020	7,490	(2,739)	4,751
Amortization	—	(531)	(531)
Balance, September 30, 2021	$7,490	$(3,270)	$4,220

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $177,000 and $531,000 for the three and nine months ended September 30, 2021, respectively, and $176,000 and $529,000 for the same periods, respectively, in 2020.

Amortization expense for CDI is expected to be as follows at September 30, 2021:

Remainder of 2021	$160
2022	691
2023	691
2024	621
2025	525
Thereafter	1,532
Total	$4,220

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

All the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021 and 2020.

(Dollars in thousands):	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Noninterest income	2021	2020	2021	2020
In-scope of Topic 606:
Debit card interchange fees	$585	$504	$1,685	$1,382
Deposit service and account maintenance fees	192	172	538	583
Noninterest income (in-scope of Topic 606)	777	676	2,223	1,965
Noninterest income (out-of-scope of Topic 606)	7,621	16,870	27,395	38,603
Total noninterest income	$8,398	$17,546	$29,618	$40,568

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

Paycheck Protection Program ("PPP") Participation.  The CARES Act was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a loan program called the Paycheck Protection Program, or PPP.  The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two or five-year loan term to maturity, and (c) principal and interest payments deferred for six months or less from the date of disbursement.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA provided that certain criteria is met by the borrower.  The PPP program concluded on May 31, 2021. Cumulative to date as of September 30, 2021, PPP loan balances totaling $88.6 million were submitted for approval and forgiven by the SBA. The Company has 171 PPP loans totaling $38.3 million outstanding as of September 30, 2021 for customers in the communities we serve who are small- to mid-size businesses as well as independent contractors, sole proprietors and partnerships as allowed under the PPP guidance issued in April 2020. We also from time-to-time utilized the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”) created on April 9, 2020, pursuant to which the Company pledged its PPP loans as collateral at face value to obtain FRB non-recourse loans.  Extensions of credit under the PPPLF concluded on July 30, 2021. As of September 30, 2021, no PPPLF loans were outstanding.

Allowance for Loan Losses and Loan Modifications.  The Company recorded a provision for loan losses of $0 and $1.5 million for the quarter and nine months ended September 30, 2021,  respectively, compared to $3.1 million and $11.4 million for the quarter and nine months ended September 30, 2020, respectively.  The prior periods provision for loan losses was due primarily to probable loan losses reflecting the adverse impact of the COVID-19 pandemic on the economy. According to the CARES Act and related banking agency guidance, banks are not required to designate as TDRs the modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current, as defined under the CARES Act prior to any relief. This includes short-term (e.g., less than six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act and related banking agency guidance if they are not more than 30 days past due on their contractual payments as of December 31, 2019, or prior to any relief, respectively, and have experienced financial difficulty as a result of COVID-19. As of September 30, 2021, the amount of portfolio loans remaining under payment/relief agreements includes commercial real estate loans of $6.9 million and commercial business loans of $5.4 million. The primary method of relief is to allow the borrowers up to 90-days of interest only payments and/or loan payment deferments, and, on a more limited basis, waived interest, late fees, or interest only loan payments and suspended foreclosure proceedings. These modifications were not classified as TDRs at September 30, 2021 in accordance with the guidance of the CARES Act and related banking agency guidance.  Loan modifications in accordance with the CARES Act and related banking agency guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

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

The Company also maintains its long-standing indirect consumer lending platform which operates primarily throughout the West Coast. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens our relationships within those markets.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At September 30, 2021 consumer loans represented 24.1% of the Company’s total gross loan portfolio, compared to 24.0% at September 30, 2020.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, pools, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 101 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, and Minnesota with four contractor/dealers responsible for 51.6% of the funded loans dollar volume for the three months ended September 30, 2021.  The Company funded $63.3 million, or approximately 3,000 loans during the quarter ended September 30, 2021.

The following table details fixture secured loan originations by state for the periods indicated:

	For the Nine Months Ended		For the Year Ended
	September 30, 2021		December 31, 2020
State	Amount	Percent	Amount	Percent
Washington	$79,440	42.5%	$79,063	42.6%
Oregon	42,382	22.7	48,272	26.0
California	38,676	20.7	37,835	20.4
Idaho	14,615	7.8	10,681	5.7
Colorado	5,102	2.7	5,005	2.7
Nevada	2,773	1.5	1,222	0.6
Arizona	2,915	1.6	2,728	1.5
Minnesota	952	0.5	918	0.5
Total consumer loans	$186,855	100.0%	$185,724	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $380.5 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $527,000 through the home lending segment during the three months ended September 30, 2021, of which $319.9 million were sold to investors. Of the loans sold to investors, $208.1 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At September 30, 2021, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $118.1 million, totaled $365.3 million, or 21.4%, of the total gross loan portfolio.

For the three months ended September 30, 2021, there were more one-to-four-family loans originated to finance home purchases, reflecting increased sales of one-to-four-family homes, and decreased refinance activity, compared to the same period in the prior year as refinances surged due to the lowering of market interest rates in response to COVID-19.  Residential construction and development lending, while not as common as other options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The significant 150 basis point reduction in the targeted federal funds rate during the quarter ended June 30, 2020, resulted in a larger impact to our interest-earning assets than to our interest-bearing liabilities, reducing our net interest margin. In addition, our net interest margin is adversely impacted by the low loan yields from the PPP loan portfolio. The continuing low interest rate environment is expected to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well.  Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown,  until the pandemic subsides the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision of $1.5 million for the nine months ended September 30, 2021, compared to $11.4 million for the same period one year ago, reflecting improved economic factors on credit-deterioration due to the adverse impact of the COVID-19 pandemic at September 30, 2021, the increase in the loan portfolio due to organic growth, and net loan charge-offs. The reduction of the provision for loan losses also reflects improvements in “watch” classified loans that were downgraded based on the COVID-19 pandemic and have shown loan-level improvements at September 30, 2021.

Diluted EPS was reported for the nine months ended September 30, 2021at $3.27 on the October 28, 2021 press release. Management revised the diluted EPS calculation to update the number of dilutive shares due to the stock split and recalculated with the stock-split-adjusted price.  The corrected diluted EPS for the nine months ended September 30, 2021 of $3.30 reflects the updates made subsequent to the October 28th press release.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax assets of $303,000 and net deferred tax liabilities of $58,000, at September 30, 2021 and December 31, 2020, respectively.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Assets. Total assets increased $115.5 million to $2.23 billion at September 30, 2021, compared to $2.11 billion at December 31, 2020, primarily due to increases in loans receivable, net of $133.1 million, securities available-for-sale of $90.8 million, servicing rights of $3.9 million, and other assets of $1.4 million, partially offset by decreases in total cash and cash equivalents of $63.2 million, loans held for sale of $48.3 million, and Federal Home Loan Bank stock of $2.6 million.  The increases in total assets were primarily funded by deposit growth and net proceeds from the issuance of subordinated notes during the nine months ended September 30, 2021.

Loans receivable, net increased $133.1 million to $1.68 billion at September 30, 2021, from $1.54 billion at December 31, 2020. Total real estate loans increased $115.2 million, including increases in one-to-four-family loans of $54.2 million, multi-family loans of $33.6 million, and construction and development loans of $33.1 million, partially offset by a decrease in commercial real estate loans of $4.8 million and home equity loans of $998,000. Undisbursed construction and development loan commitments increased $37.7 million to $181.4 million at September 30, 2021, as compared to $143.7 million at December 31, 2020. Consumer loans increased $37.5 million, primarily due to an increase of $39.6 million in indirect home improvement loans, partially offset by a decrease of $1.9 million in marine loans.  Commercial business loans decreased $17.2 million, primarily due to a decrease in commercial and industrial loans of $17.4 million, including a net decrease in PPP loans of $23.8 million.  The focused increase in commercial and industrial loans, excluding PPP loans, is tied to the Bank’s investment in our business lending platform, including employees to service business lending customers and cash management teams to support business deposits.

Loans held for sale, consisting of one-to-four-family loans, decreased by $48.3 million, or 29.0%, to $118.1 million at September 30, 2021, from $166.4 million at December 31, 2020. The Company continues to invest its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations for the nine months ended September 30, 2021, included $1.05 billion of loans originated for sale, $160.3 million of portfolio loans including first and second liens, and $3.5 million of loans brokered to other institutions.  Purchase activity was driven by a strong housing market in the Pacific Northwest while slightly higher market rates in 2021 reduced refinance activity.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

	For the Nine Months Ended		For the Nine Months Ended		Year	Year
	September 30, 2021		September 30, 2020		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$682,181	56.3%	$501,686	37.1%	$180,495	36.0
Refinance	529,705	43.7	852,202	62.9	(322,497)	(37.8)
Total	$1,211,886	100.0%	$1,353,888	100.0%	$(142,002)	(10.5)

During the nine months ended September 30, 2021, the Company sold $1.11 billion of one-to-four-family loans compared to sales of $1.12 billion for the same period one year ago.  Gross margins on home loan sales  increased slightly to 4.05% for the nine months ended September 30, 2021, compared to 4.02% for the nine months ended September 30, 2020.  Gross margins are defined as the margin on loans sold (cash sales) without the impact of deferred costs.

The ALLL was $26.9 million, or 1.57% of gross loans receivable, excluding loans held for sale at September 30, 2021, compared to $26.2 million, or 1.66% of gross loans receivable, excluding loans held for sale at December 31, 2020.  Substandard loans decreased $126,000 to $17.5 million at September 30, 2021, compared to $17.6 million at December 31, 2020. The slight decrease was primarily due to a $4.8 million decrease in one-to-four-family loans and a $177,000 decrease in consumer loans, partially offset by a $5.1 million increase in commercial and industrial loans. Nonperforming loans, consisting solely of nonaccruing loans 90-days or more past due, decreased $1.8 million to $5.9 million at September 30, 2021, from $7.8 million at December 31, 2020.  The ratio of nonperforming loans to total gross loans was 0.35% at September 30, 2021, compared to 0.49% at December 31, 2020. There were no OREO properties at September 30, 2021, and one OREO property of $90,000 at December 31, 2020.

In accordance with acquisition accounting, the ALLL does not include the recorded discount on loans acquired in the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”) of $868,000 and $1.5 million on $90.8 million and $132.6 million of gross loans at September 30, 2021 and December 31, 2020, respectively.

Commercial loans reported at a risk rating below “pass” or receiving elevated risk monitoring as a result of the COVID-19 pandemic and their respective industries at the dates indicated are as follows:

(Dollars in thousands)
Loan types:	September 30, 2021	December 31, 2020	September 30, 2020
Construction and development	$2,771	$3,480	$4,335
Education/worship	—	734	4,796
Food and beverage	6,600	14,577	14,346
Hospitality	16,188	43,960	43,903
Manufacturing	602	12,579	18,765
Retail	1,736	2,554	2,663
Transportation	4,487	4,407	4,992
Other	4,454	20,979	23,241
Total	$36,838	$103,270	$117,041

Management recognizes the potential impact of COVID-19 on all of our customers and will continue to prudently reserve for probable loan losses, including reserves against our homogenous residential and consumer portfolios.

Liabilities. Total liabilities increased $105.0 million to $1.99 billion at September 30, 2021, from $1.88 billion at December 31, 2020, primarily due to increases of $189.6 million in deposits, and $39.4 million in subordinated notes, partially offset by a decrease of $123.3 million in borrowings and $531,000 in other liabilities.

Total deposits increased $189.6 million to $1.86 billion at September 30, 2021, from $1.67 billion at December 31, 2020. The increase in deposits was primarily driven by organic growth in customer relationships, proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $165.6 million to $754.7 million at September 30, 2021, from $589.1 million at December 31, 2020, primarily due to increases of $81.9 million in interest-bearing checking and $74.7 million in noninterest-bearing checking. Nonretail transaction accounts increased to $60.0 million from none at December 31, 2020 due to an increase in brokered interest-bearing checking accounts. Money market and savings accounts increased $106.7 million to $689.1 million at September 30, 2021, from $582.4 million at December 31, 2020. Time deposits decreased $82.7 million to $419.8 million at September 30, 2021, from $502.5 million at December 31, 2020. Nonretail certificates of deposit (“CDs”) which includes brokered CDs, online CDs, and public funds decreased $44.0 million to $152.6 million at September 30, 2021, compared to $196.6 million at December 31, 2020, primarily due to a $50.9 million decrease in brokered CDs, primarily offset by a $6.9 million increase in online CDs.  Escrow accounts related to mortgages serviced increased $9.1 million to $23.5 million at September 30, 2021, reflecting an increase in the servicing portfolio.

Deposits are summarized as follows at the dates indicated:

	September 30,	December 31,
	2021 (1)(2)	2020(1)(2)
Noninterest-bearing checking	$423,091	$348,421
Interest-bearing checking (6)	308,142	226,282
Savings	191,487	152,842
Money market (3)	497,571	429,548
Certificates of deposit less than $100,000(4)	231,453	299,157
Certificates of deposit of $100,000 through $250,000	126,095	135,901
Certificates of deposit of $250,000 and over(5)	62,296	67,488
Escrow accounts related to mortgages serviced	23,515	14,432
Total	$1,863,650	$1,674,071

__________________________

(1)	Includes $147.5 million of deposits at September 30, 2021 and $129.5 million at December 31, 2020 from the Branch Purchase.
(2)	Includes $282.2 million and $286.5 million of deposits at September 30, 2021 and December 31, 2020, respectively, from the Anchor Acquisition.
(3)	Includes $5.0 million and $15.0 million of brokered deposits at September 30, 2021 and December 31, 2020, respectively.
(4)	Includes $135.5 million and $186.4 million of brokered deposits at September 30, 2021 and December 31, 2020, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit.
(6)	Includes $60.0 million and $0 of brokered deposits at September 30, 2021 and December 31, 2020, respectively.

As a result, primarily due to the COVID-19 pandemic and the resulting availability of PPP loan funds and stimulus funds made available during the first half of 2021, the tables above reflect increases as well as changes in deposits, partially impacted by customers transferring funds from CDs to more liquid interest-bearing accounts, such as money market and interest-bearing checking.

Borrowings decreased $123.3 million to $42.5 million at September 30, 2021, from $165.8 million at December 31, 2020, primarily related to the repayment of $63.3 million of PPPLF borrowings, due in part to SBA forgiveness of the underlying PPP loans and the maturity of $60.0 million of FHLB borrowings utilizing funds attributable to deposit growth.

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

Stockholders’ Equity. Total stockholders’ equity increased $10.4 million to $240.5 million at September 30, 2021, from $230.0 million at December 31, 2020. The increase in stockholders’ equity during the nine months ended September 30, 2021, was primarily due to net income of $28.8 million, partially offset by common stock repurchases of $12.7 million, cash dividends of $3.4 million and a reduction in accumulated other comprehensive income of $2.3 million.  The Company repurchased 486,195 shares of its common stock during the nine months ended September 30, 2021, at an average price of $34.43 per share. Book value per common share was $29.78 at September 30, 2021, compared to $27.67 at December 31, 2020.

We calculated book value based on common shares outstanding of 8,208,045 at September 30, 2021, less 121,672 unvested restricted stock shares, and 12,961 of unallocated ESOP shares for the reported common shares outstanding of 8,073,412. Common shares outstanding was calculated using 8,475,912 shares at December 31, 2020, less 110,184 unvested restricted stock shares, and 51,842 of unallocated ESOP shares for the reported common shares outstanding of 8,313,886.

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

General. Net income was $8.3 million for the three months ended September 30, 2021, and $12.7 million for the three months ended September 30, 2020.  The decrease in net income for the three months ended September 30, 2021 was primarily due to a $9.1 million, or 52.1% decrease in noninterest income and a $2.8 million increase in noninterest expenses, partially offset by a $3.7 million increase in net interest income, a $3.1 million decrease in the provision for loan losses, and a $766,000 decrease in the provision for income tax.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2021			September 30, 2020
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,776,424	$23,520	5.25%	$1,648,070	$21,066	5.09%
Mortgage-backed securities	79,264	427	2.14%	70,502	408	2.30%
Investment securities available-for-sale	168,915	797	1.87%	94,593	502	2.11%
Investment securities held-to-maturity	7,500	95	5.03%	2,462	31	5.01%
Federal Home Loan Bank stock	4,973	56	4.47%	7,219	83	4.57%
Interest-bearing deposits at other financial institutions	87,440	112	0.51%	97,473	138	0.56%
Total interest-earning assets	2,124,516	25,007	4.67%	1,920,319	22,228	4.60%
Noninterest-earning assets	93,137			94,190
Total assets	$2,217,653			$2,014,509
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$678,738	$348	0.20%	$499,138	$464	0.37%
Interest-bearing checking	269,546	56	0.08%	223,578	87	0.15%
Certificates of deposit	466,855	1,225	1.04%	546,079	2,086	1.52%
Borrowings	42,528	227	2.12%	152,045	503	1.32%
Subordinated notes	49,367	496	3.99%	9,897	170	6.83%
Total interest-bearing liabilities	1,507,034	2,352	0.62%	1,430,737	3,310	0.92%
Noninterest-bearing accounts	442,291			344,731
Other noninterest-bearing liabilities	29,224			28,698
Stockholders’ equity	239,104			210,343
Total liabilities and stockholders’ equity	$2,217,653			$2,014,509
Net interest income		$22,655			$18,918
Net interest rate spread			4.05%			3.68%
Net earning assets	$617,482			$489,582
Net interest margin			4.23%			3.92%
Average interest-earning assets to average interest-bearing liabilities	140.97%			134.22%

_________________________

(1) Includes loans held for sale and recognized “net” deferred PPP fees.

Net Interest Income. Net interest income increased $3.7 million to $22.7 million for the three months ended September 30, 2021, from $18.9 million for the three months ended September 30, 2020. This comparable quarter over quarter increase was primarily the result of an improved mix of loans versus other interest-earning assets and increased balances in higher yielding loans funded by lower cost deposits. Interest income increased $2.8 million, primarily due to an increase of $2.5 million in interest income on loans receivable, including fees, impacted primarily by loan growth and net deferred fees recognized upon SBA forgiveness of PPP loans.  Interest expense decreased $958,000, primarily as a result of repricing deposit rates and a reduction in higher cost borrowings. For the three months ended September 30, 2021, the total recognition of net deferred fees on forgiven and amortizing PPP loans was $823,000.

The net interest margin (“NIM”) increased 31 basis points to 4.23% for the three months ended September 30, 2021, from 3.92% for the same period in the prior year.  The comparable quarter over quarter increase in NIM was impacted by an improved mix of interest-bearing assets, including a higher balance of higher yielding portfolio loans and investment securities instead of interest-bearing cash, earning a nominal yield combined with declining deposit and borrowing costs.

Interest Income. Interest income for the three months ended September 30, 2021, increased $2.8 million, to $25.0 million, from $22.2 million for the three months ended September 30, 2020. The increase during the period was primarily attributable to the $204.2 million increase in the average balance of total interest-earning assets, and to a lesser extent, an increase in the average yield on interest-earning assets from the same period last year.  The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the increase in higher yielding and fee income loans, in particular construction and development loans, and an increase in deferred SBA PPP loan fees recognized due to an increase in the volume of forgiven PPP loans during the quarter ended September 30, 2021 which benefited the average yield on loans compared to a reduction in the average yield on loans  from the Company's origination of low yielding  PPP loans during the same period in 2020. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the maturity of the loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,776,424	5.25%	$1,648,070	5.09%	$2,454
Mortgage-backed securities	79,264	2.14	70,502	2.30	19
Investment securities available-for-sale	168,915	1.87	94,593	2.11	295
Investment securities held-to-maturity	7,500	5.03	2,462	5.01	64
FHLB stock	4,973	4.47	7,219	4.57	(27)
Interest-bearing deposits at other financial institutions	87,440	0.51	97,473	0.56	(26)
Total interest-earning assets	$2,124,516	4.67%	$1,920,319	4.60%	$2,779

Interest Expense. Interest expense decreased $958,000, to $2.4 million for the three months ended September 30, 2021, from $3.3 million for the same prior year period, primarily due to a decrease of interest expense on deposits of $1.0 million. The average cost of funds for total interest-bearing liabilities decreased 30 basis points to 0.62% for the three months ended September 30, 2021, from 0.92% for the three months ended September 30, 2020.  The decrease was predominantly due to the decrease in cost for market rate deposits and decreased borrowing costs reflecting a decrease in borrowings from the same period in the prior year.  The average cost of total interest-bearing deposits decreased 37 basis points to 0.46%, for the three months ended September 30, 2021, compared to 0.83%, for the three months ended September 30, 2020, predominantly due to the decrease in cost for market rate deposits as well as a strategic shift away from higher cost CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$678,738	0.20%	$499,138	0.37%	$(116)
Interest-bearing checking	269,546	0.08	223,578	0.15	(31)
Certificates of deposit	466,855	1.04	546,079	1.52	(861)
Borrowings	42,528	2.12	152,045	1.32	(276)
Subordinated note	49,367	3.99	9,897	6.83	326
Total interest-bearing liabilities	$1,507,034	0.62%	$1,430,737	0.92%	$(958)

Provision for Loan Losses. There was no provision for loan losses for the three months ended, September 30, 2021, compared to $3.1 million for the three months ended September 30, 2020 with the reduction of the provision primarily reflecting improved economic factors on credit-deterioration due to the adverse impact of the COVID-19 pandemic at September 30, 2021, the increase in the loan portfolio as a result of organic growth, and net loan charge-offs. The reduction of the provision for loan losses also reflects improvements in “watch” classified loans that were downgraded based on the COVID-19 pandemic and shown loan-level improvements  at September 30, 2021, compared to the same time last year.  During the three months ended September 30, 2021, net loan charge-offs totaled $309,000, compared to net loan recoveries of $175,000 during the three months ended September 30, 2020.  The increase in net charge-offs was primarily due to increased consumer loan charge-offs.  A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ALLL and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income decreased $9.1 million, or 52.1%, to $8.4 million for the three months ended September 30, 2021, from $17.5 million for the three months ended September 30, 2020. The decrease during the period primarily reflects a $9.3 million, or 57.6% decrease in gain on sale of loans due to reductions in the amount of originated and sold refinance loans and market pricing, partially offset by a $527,000 increase in service charges and fee income due to less MSR amortization and increased servicing fees.  Refinance originations were $136.8  million for the three months ended September 30, 2021 compared to $345.9 million for the same period last year. Gross margins on home loan sales decreased to 3.61% for the three months ended September 30, 2021, from 4.44% for the three months ended September 30, 2020.

Noninterest Expense. Noninterest expense increased $2.8 million to $20.0 million for the three months ended September 30, 2021, from $17.2 million for the three months ended September 30, 2020. The increase in noninterest expense reflects a $2.6 million  increase in salaries and benefits, primarily attributable to a reduction in recognized deferred costs on direct loan origination activities of $4.4 million, an increase in additional staffing costs to support loan growth of $1.4 million and an increase in medical expense of $827,000,  partially offset by a decrease in incentives and commissions of $4.1 million.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, rose to 64.46% for the three months ended September 30, 2021, compared to 47.11% for the three months ended September 30, 2020, representing the increase in noninterest expense as well as the decrease in noninterest income noted above.

Provision for Income Tax. For the three months ended September 30, 2021, the Company recorded a provision for income tax expense of $2.7 million on pre-tax income as compared to $3.5 million for the three months ended September 30, 2020. The decrease in the tax provision is primarily due to a $5.1 million decrease in pre-tax income during the three months ended September 30, 2021, as compared to the same period last year.  The effective corporate income tax rates for the three months ended September 30, 2021 and 2020 were 24.5% and 21.5%, respectively.  The increase in the effective corporate income tax rate was primarily due to nondeductible compensation cost attributable to Internal Revenue Code Section 162(m) limitations.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

General. Net income was $28.8 million for the nine months ended September 30, 2021, and $27.9 million for the nine months ended September 30, 2020.  The increase in net income for the nine months ended September 30, 2021 was primarily impacted by a $9.9 million reduction in the provision for loan losses, and a $9.7 million, or 17.9% increase in net interest income, partially offset by an $11.0 million, or 27.0% decrease in noninterest income and a $7.3 million, or 15.2% increase in noninterest expense.   Earnings for the period also reflect the impact of the COVID-19 pandemic.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities to calculate the comparison of results of operations for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2021			September 30, 2020
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net deferred loan fees (1)	$1,745,616	$67,538	5.17%	$1,537,365	$62,370	5.42%
Mortgage-backed securities	71,728	1,197	2.23%	68,996	1,231	2.38%
Investment securities available-for-sale	144,394	2,029	1.88%	82,180	1,370	2.23%
Investment securities held-to-maturity	7,500	285	5.08%	826	31	5.01%
Federal Home Loan Bank stock	5,783	205	4.74%	8,240	301	4.88%
Interest-bearing deposits at other financial institutions	108,536	334	0.41%	100,836	587	0.78%
Total interest-earning assets	2,083,557	71,588	4.59%	1,798,443	65,890	4.89%
Noninterest-earning assets	90,352			97,435
Total assets	$2,173,909			$1,895,878
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$643,361	$1,233	0.26%	$450,731	$1,932	0.57%
Interest-bearing checking	251,467	153	0.08%	204,592	299	0.20%
Certificates of deposit	488,032	4,095	1.12%	545,473	7,439	1.82%
Borrowings	71,452	895	1.67%	138,749	1,458	1.40%
Subordinated notes	42,399	1,237	3.90%	9,892	511	6.90%
Total interest-bearing liabilities	1,496,711	7,613	0.68%	1,349,437	11,639	1.15%
Noninterest-bearing accounts	413,551			314,789
Other noninterest-bearing liabilities	28,093			25,837
Stockholders’ equity	235,554			205,815
Total liabilities and stockholders’ equity	$2,173,909			$1,895,878
Net interest income		$63,975			$54,251
Net interest rate spread			3.91%			3.74%
Net earning assets	$586,846			$449,006
Net interest margin			4.11%			4.03%
Average interest-earning assets to average interest-bearing liabilities	139.21%			133.27%

_________________________

(1) Includes loans held for sale and recognized “net” deferred PPP fees.

Net Interest Income. Net interest income increased $9.7 million to $64.0 million for the nine months ended September 30, 2021, from $54.3 million for the nine months ended September 30, 2020 in a similar manner as for the three-month comparison described above, with an  increase in interest income of $5.7 million and a decrease in interest expense of $4.0 million. For the nine months ended September 30, 2021, the total recognition of net deferred fees on forgiven and amortizing PPP loans was $1.9 million.

The NIM increased eight basis points to 4.11% for the nine months ended September 30, 2021, from 4.03% for the same period in the prior year.  The slight increase in NIM between the nine months ended September 30, 2021 and 2020 reflects the reduction in our deposit and borrowing costs. Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the nine months ended September 30, 2021, increased $5.7 million, to $71.6 million, from $65.9 million for the nine months ended September 30, 2020. The increase during the period was primarily attributable to an increase in the average balance of total interest-earning assets, partially offset by the decline in the average loan yield.  The decrease in average yield on interest-earning assets compared to the same period a year earlier primarily reflects decreases in the average yield for almost all interest earning assets, in particular, loan yields impacted by  refinances of one-to-four-family loans and loan repricing to a lower market interest rate, and the origination last year of low-yielding PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the maturity of the loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,745,616	5.17%	$1,537,365	5.42%	$5,168
Mortgage-backed securities	71,728	2.23	68,996	2.38	(34)
Investment securities available-for-sale	144,394	1.88	82,180	2.23	659
Investment securities held-to-maturity	7,500	5.08	826	5.01	254
FHLB stock	5,783	4.74	8,240	4.88	(96)
Interest-bearing deposits at other financial institutions	108,536	0.41	100,836	0.78	(253)
Total interest-earning assets	$2,083,557	4.59%	$1,798,443	4.89%	$5,698

Interest Expense. Interest expense decreased $4.0 million, to $7.6 million for the nine months ended September 30, 2021, from $11.6 million for the same prior year period, primarily due to decreased interest expense on deposits of $4.2 million. The average cost of funds for total interest-bearing liabilities decreased 47 basis points to 0.68% for the nine months ended September 30, 2021, from 1.15% for the nine months ended September 30, 2020.  The decrease was predominantly due to the repricing of CDs to a lower market interest rate. The average cost of total interest-bearing deposits decreased 55 basis points to 0.53%, for the nine months ended September 30, 2021, compared to 1.08%, for the nine months ended September 30, 2020, reflecting lower market interest rates.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$643,361	0.26%	$450,731	0.57%	$(699)
Interest-bearing checking	251,467	0.08	204,592	0.20	(146)
Certificates of deposit	488,032	1.12	545,473	1.82	(3,344)
Borrowings	71,452	1.67	138,749	1.40	(563)
Subordinated note	42,399	3.90	9,892	6.90	726
Total interest-bearing liabilities	$1,496,711	0.68%	$1,349,437	1.15%	$(4,026)

Provision for Loan Losses. For the nine months ended September 30, 2021, the provision for loan losses was $1.5 million, compared to $11.4 million for the nine months ended September 30, 2020, with the reduction of the provision primarily reflecting improved economic factors on credit-deterioration due to the adverse impact of the COVID-19 pandemic at September 30, 2021.  The reduction of the provision for loan losses also reflects improvements in “watch” classified loans that were downgraded based on the COVID-19 pandemic and have shown loan-level improvements at September 30, 2021.  During the nine months ended September 30, 2021, net loan charge-offs totaled $747,000, primarily in consumer loans, compared to net loan recoveries of $135,000 during the nine months ended September 30, 2020. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income decreased $11.0 million, to $29.6 million for the nine months ended September 30, 2021, from $40.6 million for the nine months ended September 30, 2020. This decrease was the result of a $10.5 million decrease in gain on sale of loans, and a $1.6 million decrease in other noninterest income due to the one- time sale of Class B Visa stock shares of $1.5 million during the same period last year, partially offset by a $1.5 million increase in service charges and fee income.

Noninterest Expense. Noninterest expense increased $7.3 million, or 15.2%, to $55.3 million for the nine months ended September 30, 2021, from $48.0 million for the nine months ended September 30, 2020. The increase was primarily due to increases of $9.1 million in salaries and benefits, mostly attributable to a reduction in recognized deferred costs on direct loan origination activities of $5.9 million and increases in compensation of $3.0 million and medical expenses of $1.9 million, partially offset by a decrease in incentives and commissions of $2.7 million.  Other increases included $661,000 in data processing, $469,000 in loan costs, and $415,000 in professional and board fees, partially offset by the $3.5 million net change on servicing rights which reflect a recovery of servicing rights of $2.1 million.  In the comparable period for 2020, we recognized an impairment of $1.4 million on our servicing rights asset due to falling interest rates as a result of the COVID-19 pandemic.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, rose to 59.07% for the nine months ended September 30, 2021, compared to 50.61% for the nine months ended September 30, 2020, representing the decrease in noninterest income and the increase in noninterest expense noted above.

Provision for Income Tax. For the nine months ended September 30, 2021, the Company recorded a provision for income tax expense of $8.0 million on pre-tax income of $36.8 million, as compared to a provision of income tax expense of $7.5 million on pre-tax income of $35.4 million for the nine months ended September 30, 2020. The effective corporate income tax rates for the nine months ended September 30, 2021 and 2020 were 21.9% and 21.2%, respectively.

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

At September 30, 2021, the Bank’s total borrowing capacity was $505.8 million with the FHLB of Des Moines, with unused borrowing capacity of $457.4 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At September 30, 2021, the Bank held approximately $742.8 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the FRB, with a current limit of $195.5 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at September 30, 2021. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At September 30, 2021, the Bank held approximately $415.1 million in loans that qualify as collateral for the FRB line of credit.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $376.3 million at September 30, 2021. Total brokered deposits at September 30, 2021 were $200.5 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At September 30, 2021, the approved outstanding loan commitments, including unused lines of credit amounted to $570.0 million.  Certificates of deposit scheduled to mature in three months or less at September 30, 2021, totaled $90.5 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2021, FS Bancorp, Inc. had $18.0 million in unrestricted cash to meet liquidity needs.

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

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at June 30, 2021, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at September 30, 2021, the Bank was considered to be well capitalized.  Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%.  At September 30, 2021, the Bank qualified and elected to use the CBLR to measure capital adequacy. The Tier 1 leverage-based capital ratio calculated for the Bank at September 30, 2021 was 11.9%, compared to 10.9% at December

31, 2020.  As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8.5% beginning on January 1, 2021 for this calendar year. The CBLR will return to 9% on January 1, 2022.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2021, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at September 30, 2021 was 10.6%. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2021 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2021:

				Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share (1)	Plan (1)	Plan
July 1, 2021 - July 31, 2021 (2)	93,467	$35.16	93,467	$4,702,338
August 1, 2021 - August 31, 2021 (2) (3)	129,283	34.23	129,283	10,276,470
September 1, 2021 - September 30, 2021	48,025	33.46	48,025	8,669,393
Total for the quarter	270,775	$34.42	270,775	$8,669,393

_________________________

(1)	Share data has been adjusted to reflect a two-for-one stock split effective July 14, 2021.
(2)	66,890 shares were internally repurchased by the Company acting as the cash counterparty for participants exercising options.
(3)	5,970 shares were surrendered by participants included in the 2018 Equity Incentive Plan in satisfaction of payment for withholding taxes for vesting of restricted stock shares .

On August 30, 2021, the Company announced that its Board of Directors approved an additional share repurchase program of up to $10.0 million of the Company’s common shares authorized and outstanding in addition to the $900,000 remaining common shares authorized and available for repurchase under the previous share repurchase plan.  The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time, to be repurchased through June 30, 2022, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: November 9, 2021	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)