Form 10-K
period 2021-12-31
FS Bancorp, Inc.
filed 2022-03-16
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021         OR

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

As of March 11, 2022, there were 8,092,327 shares of the Registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant was $261,908,698 based on the closing sales price of $35.64 per share of the Registrant’s common stock as quoted on the NASDAQ Stock Market LLC on June 30, 2021. For purposes of this calculation, common stock held by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (“COVID-19”) and any governmental or societal responses thereto;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our allowance for loan losses, and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the potential transition away from LIBOR toward new interest rate benchmarks;
●	increased competitive pressures among financial services companies;
●	our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

●	our ability to control operating costs and expenses;
●	our ability to retain key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, changes in regulation policies and principles, an increase in regulatory capital requirements or change in the interpretation of regulatory capital or other rules, including as a result of Basel III;
●	adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board, or the Financial Accounting Standards Board (“FASB”), including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“CAA 2021”);
●	costs and effects of litigation, including settlements and judgments;
●	disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	inability of key third-party vendors to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services, and other risks described elsewhere in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

PART 1

Item 1. Business

General

FS Bancorp, Inc. (“FS Bancorp” or the “Company”), a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank of Washington (“1st Security Bank of Washington” or  the “Bank”) upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2021, the Company had consolidated total assets of $2.29 billion, total deposits of $1.92 billion, and stockholders’ equity of $247.5 million. The Company has not engaged in significant activity other than holding the stock of and providing capital to the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the consolidated financial statements and related data, relates primarily to the Bank.

1st Security Bank of Washington is a relationship-driven community bank. The Bank delivers banking and financial services to local families, local and regional businesses and industry niches within distinct Puget Sound area communities. The Bank emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Bank is also actively involved in community activities and events within these market areas, which further strengthens these relationships. The Bank has been serving the Puget Sound area since 1907. Originally chartered as a credit union, and known as Washington’s Credit Union, the Bank served various select employment groups. On April 1, 2004, the Bank converted from a credit union to a Washington state-chartered mutual savings bank. Upon completion of the Conversion in July 2012, 1st Security Bank of Washington became a Washington state-chartered stock savings bank and the wholly owned subsidiary of the Company.

At December 31, 2021, the Bank maintained the headquarters office that produces loans and accepts deposits located in Mountlake Terrace, Washington, and an administrative office in Aberdeen, Washington, as well as 21 full-service bank branches and 10 home loan production offices in suburban communities in the greater Puget Sound area. The Bank also has one home loan production office in the Tri-Cities, Washington.

The Company is a diversified lender with a focus on the origination of one-to-four-family, commercial real estate, consumer, including indirect home improvement (“fixture secured loans”),  solar and marine lending, commercial business and second mortgage or home equity loans. Historically, consumer loans, in particular fixture secured loans, represented the largest portion of the Company’s loan portfolio and the mainstay of the Company’s lending strategy.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family, commercial real estate, including speculative residential construction, as well as commercial business loans, while growing the current size of the consumer loan portfolio. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale into the secondary market, through a mortgage banking program. The Company’s lending strategies are intended to take advantage of: (1) the Company’s historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities, and (3) relationship lending. Retail deposits will continue to serve as an important funding source. For more information regarding the business and operations of 1st Security Bank of Washington, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

During the last two years, the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations.  The PPP ended on May 31, 2021.  Under this program, we began processing applications for loan forgiveness in the fourth quarter of 2020.  At December 31, 2021, there were 107 PPP loans outstanding totaling $24.2 million, as compared to 423 PPP loans totaling $62.1 million at December 31, 2020.

The principal executive offices of the Company are located at 6920 220th Street SW, Mountlake Terrace, Washington 98043 and the main telephone number is (425) 771-5299.

Market Area

The Company conducts operations, including loan and/or deposit services out of its headquarters, 10 loan production offices (six of which stand alone), 21 full-service bank branches in the Puget Sound region of Washington, and one stand-alone loan production office in Eastern Washington. The headquarters is located in Mountlake Terrace, in Snohomish County, Washington. The five stand-alone loan production offices in the Puget Sound region are located in Puyallup and Tacoma, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, Everett, in Snohomish County, and the one in Eastern Washington located in the Tri-Cities (Kennewick), in Benton County, Washington. The 21 full-service bank branches are located in the following counties: three in Snohomish, two in King, two in Clallam, two in Jefferson, two in Pierce, five in Grays Harbor, two in Thurston, one in Lewis, and two in Kitsap County.

The primary market area for business operations is the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area (the “Seattle MSA”).  Kitsap, Clallam, Jefferson, Thurston, Lewis, and Grays Harbor counties, though not in the Seattle MSA, are also part of the Company’s market area. This overall region is typically known as the Puget Sound region. The population of the Puget Sound region as estimated by Puget Sound Regional Council was 4.3 million in 2021, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.

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

According to 2021 economic research estimates, the median household income for King County was $103,000, compared to $79,000 for the State of Washington, and $66,000 for the United States.

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

Thurston County includes Olympia, home of Washington State’s capital and its economic base is largely driven by state government related employment.  According to 2021 economic research estimates, the median household income for Thurston County was $82,000.

Lewis County is supported by manufacturing, retail trade, local government and industrial services.  Grays Harbor County has been historically dependent on the timber and fishing industries, but also relies on tourism, manufacturing, agriculture, shipping, transportation, and technology.

Unemployment in Washington was an estimated 4.5% at December 31, 2021, closely paralleling national trends as disclosed in the U.S. Bureau of Labor Statistics reflecting the impact of COVID-19 over the prior year. King County’s estimated unemployment rate was 3.2%, a decrease from 6.8% in the prior year. The estimated unemployment rate in Snohomish County at year end 2021 was 3.8%, a decrease from 7.8% at year end 2020.  Kitsap County’s estimated unemployment rate was 3.3% at December 31, 2021, compared to 7.8% at December 31, 2020.  At December 31, 2021, the estimated unemployment rate in Pierce County was 4.1%, down from 7.6% at December 31, 2020. Grays Harbor County’s, Thurston County’s, and Lewis County’s estimated unemployment rates dropped to 5.5%, 3.5%, and 4.5%, respectively at December 31, 2021, compared to 10.1%, 6.5%, and 7.4% at year end 2020, respectively. Outside of the Puget Sound area, the Tri-Cities market includes two counties, Benton and Franklin, and we have two full-service branches in Clallam County and two in Jefferson County. The estimated unemployment rate in Benton County at year end 2021 was 4.2%, down from 6.4% at year end 2020. At December 31, 2021, the estimated unemployment rate in Franklin County was down to 5.5%, from 7.4% at December 31, 2020. For Clallam and Jefferson counties, the estimated unemployment rates at December 31, 2021 decreased to 4.5% and 4.1%, respectively, compared to 8.4% and 8.2%, respectively at December 31, 2020.

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

The following table sets forth the amount of total loans with fixed or adjustable interest rates maturing subsequent to December 31, 2022:

(Dollars in thousands)	Year Ended December 31, 2021
Real estate loans:	Fixed	Adjustable	Total
Commercial	$105,362	$143,805	$249,167
Construction	1,950	62,650	64,600
Home equity	13,093	26,642	39,735
One-to-four-family	213,181	137,573	350,754
Multi-family	83,991	94,662	178,653
Consumer	421,328	822	422,150
Commercial Business	76,600	59,718	136,318
Total	$915,505	$525,872	$1,441,377

Loan Maturity. The following table sets forth certain information at December 31, 2021, regarding the dollar amount for the loans maturing in the portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

	Real Estate
		Construction and					Commercial
(Dollars in thousands)	Commercial	Development	Home Equity	One-to-Four-Family (2)	Multi-family	Consumer	Business	Total
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
In one year or less (1)	$15,871	$177,833	$823	$15,634	$41	$1,662	$105,785	$317,649
After one year through five years	99,752	19,894	733	14,852	20,720	21,817	61,423	239,191
After five years through fifteen years	149,211	44,706	2,234	76,458	155,170	329,652	65,870	823,301
More than fifteen years	204	—	36,768	259,444	2,763	70,681	9,025	378,885
Total	$265,038	$242,433	$40,558	$366,388	$178,694	$423,812	$242,103	$1,759,026

________________________

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Excludes loans held for sale.

Lending Authority. The Chief Credit Officer has the authority to approve multiple loans to one borrower up to $15.0 million in aggregate.  Loans in excess of $15.0 million and up to $30.0 million require additional approval from management’s senior loan committee. All loans that are approved over $5.0 million are reported to the asset quality committee (“AQC”) at each AQC meeting. Loans in excess of $30.0 million require AQC approval.  The Chief Credit Officer may delegate lending authority to other individuals at levels consistent with their responsibilities.

The Board of Directors has implemented a lending limit policy that it believes matches the Washington State legal lending limit, 20% of Bank Tier 1 Capital, or $54.2 million at December 31, 2021. The Bank’s largest lending relationship at December 31, 2021, consisted of a mix of permanent real estate loans, a multi-family construction loan, and a commercial line of credit.  The permanent real estate loans were secured by seven residential real estate properties and had total commitments of $4.5 million, the multi-family construction loan had a total commitment of $17.0 million, and the commercial line of credit has a total available commitment of $25.0 million, with the Bank’s total potential commitment of $16.0 million, and two other banks participating in the remaining $9.0 million.  This line of credit is secured by notes for 12 properties.  The total potential commitment of these loans to the Bank was $37.5 million at December 31, 2021, and the outstanding balance of these loans at December 31, 2021 was $13.5 million.  The second largest lending relationship consisted of two commercial lines of credit secured by residential real estate with the Bank’s total potential commitment of $22.8 million, of which $12.2 million was drawn at December 31, 2021, and one permanent one-to-four-family loan having  combined commitments of $7.2 million.  The outstanding balance of these three loans at December 31, 2021 was $19.4 million.  The third largest lending relationship consisted of a mix of permanent real estate secured loans having combined commitments of $27.7 million, to four related limited liability companies.  The outstanding balance of these loans at December 31, 2021 was $27.4 million.  At December 31, 2021, all of the borrowers listed above were in compliance with the original repayment terms of their respective loans.

At December 31, 2021, the Company had $63.0 million in approved commercial construction warehouse lending lines for four companies, with the Bank’s total potential commitment of $54.0 million, and two other banks participating in the remaining $9.0 million.  The commitments individually range from $8.0 million to $25.0 million for the Bank with $27.1 million outstanding at December 31, 2021.  At December 31, 2020, the Bank had $66.0 million approved in commercial construction warehouse lending lines for four companies with $33.0 million outstanding.  In addition, at December 31, 2021, the Company had $43.5 million approved in mortgage warehouse lending lines for five companies. The commitments individually ranged from $5.0 million to $15.0 million. At December 31, 2021, there was $6.3 million in mortgage warehouse lending lines outstanding, compared to $36.0 million approved in mortgage warehouse lending lines with $16.1 million outstanding at December 31, 2020.  At December 31, 2021, all of these warehouse lines were in compliance with the original repayment terms of their respective lending lines.

Commercial Real Estate Lending. The Company offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including multi-family residences, retail centers, warehouses and office buildings located in the market areas. At December 31, 2021, commercial real estate loans (including $178.7 million of multi-family residential loans) totaled $443.7 million, or 25.2%, of the gross loan portfolio.

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

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one-to-four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four-family because the collateral securing these loans typically cannot be sold as easily as one-to-four-family. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial or multi-family real estate loan at December 31, 2021 was a performing $17.0 million loan secured by a 105-unit apartment building built in 2017 (which includes two retail spaces totaling 12,200 square feet) located in Seattle, Washington.

The Company intends to continue to emphasize commercial real estate lending and has hired experienced commercial loan officers to support the Company’s commercial real estate lending objectives. As the commercial real estate loan portfolio expands, the Company intends to bring in additional experienced personnel in the areas of loan analysis and commercial deposit relationship management.

Construction and Development Lending. The Company expanded its residential construction lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Company has implemented this strategy to take advantage of what is believed to be a strong demand for construction and ADC loans to experienced, successful and relationship driven builders in our market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2021, outstanding construction and development loans totaled $242.4 million, or 13.8%, of the gross loan portfolio and consisted of 308 loans, compared to $217.0 million and 253 loans at December 31, 2020. The construction and development loans at December 31, 2021, consisted of loans for residential and commercial construction projects primarily for vertical construction and $6.3 million of land acquisition and development loans for finished lots. Total committed, including unfunded construction and development loans at December 31, 2021, was $424.7 million. At December 31, 2021, $120.0 million, or 50.0% of our outstanding construction and development loan portfolio was comprised of speculative one-to-four-family construction loans. Approximately $27.1 million of our residential construction loans at December 31, 2021 were made to finance the custom construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  Approximately 71.0% of these custom home loans consisted of custom manufactured homes.  In addition, included in commercial business loans, the Company had four commercial secured lines of credit, secured by notes to residential construction borrowers with guarantees from principals with experience in the construction re-lending market. These loans had combined bank-owned commitments of $54.0 million, and an outstanding balance of $27.1 million at December 31, 2021.

The Company’s residential construction lending program includes loans for the purpose of constructing both speculative and pre-sold one-to-four-family residences, the acquisition of in-city lots with and without existing improvements for later development of one-to-four-family residences, the acquisition of land to be developed, and loans for the acquisition and development of land for future development of single-family residences. The Company generally limits these types of loans to known builders and developers in the market area. Construction loans generally provide for the payment of interest-only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan is generally paid off through the sale of the newly constructed home and a permanent loan from another lender, although commitments to convert to a permanent loan may be made by us. Construction loans are generally made with a maximum loan amount of the lower of 95% of cost or 75% of appraised value at completion. During the term of construction, the accumulated interest on the loan is typically added to the principal balance of the loan through an interest reserve of 3% to 5.5% of the loan commitment amount.

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

The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2021, included in the $242.4 million of construction and development loans, were seven residential land acquisition and development loans for finished lots totaling $6.3 million, with total commitments of $13.1 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold.

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

Home Equity Lending. The Company has been active in second lien mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of 10 years plus and a term to maturity of 15 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-

value ratio of up to 90%, including any underlying first mortgage. Fixed second lien mortgage home equity loans are typically amortizing loans with terms of up to 30 years. Total second lien mortgage/home equity loans totaled $40.6 million, or 2.3% of the gross loan portfolio, at December 31, 2021, $27.4 million of which were adjustable-rate home equity lines of credit. Unfunded commitments on home equity lines of credit at December 31, 2021, was $67.6 million.

Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also important referral sources of the Company’s loan originations. The Company originated $1.55 billion of one-to-four-family mortgages (including $10.0 million of loans brokered to other institutions) and sold $1.42 billion to investors in 2021. Of the loans sold to investors, $1.10 billion were sold to the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), the FHLB, and/or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with servicing rights retained in order to further build the relationship with the customer. At December 31, 2021, one-to-four-family residential mortgage loans totaled $366.4 million, or 20.8%, of the gross loan portfolio, excluding loans held for sale of $125.8 million. In addition, the Company originates residential loans through its commercial lending channel, secured by single family rental homes in Washington, with an outstanding balance of $102.6 million at December 31, 2021.

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

Consumer Lending. Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. At December 31, 2021, consumer loans totaled $423.8 million, or 24.1% of the gross loan portfolio.

The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s consumer lending strategy. These loans totaled $340.3 million, or 19.3% of the gross loan portfolio, and 80.3% of total consumer loans, at December 31, 2021. Indirect home improvement loans are originated through a network of 147 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, Arizona, Nevada, and Minnesota. Five dealers are responsible for 49.5% of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, pools, and other home fixture installations, including solar related home improvement projects.

In connection with fixture secured loans, the Company receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. These loans are processed through the loan origination software, with approximately 40.0% of the loan applications receiving an automated approval based on the information provided. All loan applications are evaluated by the Company’s credit analysts who use the automated data to expedite the loan approval process. The Company follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using a Fair Isaac and Company, Incorporated (“FICO”) credit score to approve loans. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting in addition to the borrower’s debt to income.

The Company’s fixture secured loans generally range in amounts from $2,500 to $100,000, and generally carry terms of 12 to 20 years with fixed rates of amortizing payments and interest. In some instances, the participating dealer may pay a fee to buy down the borrower’s interest rate to a rate below the Company’s published rate. Fixture secured loans are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a financing statement under the Uniform Commercial Code (“UCC”) filed in the county of the borrower’s residence. The Company generally files a UCC financing statement to perfect the security interest in the personal property in situations where the borrower’s credit score is below 720 or the home improvement loan is for an amount in excess of $5,000. Perfection gives the Company a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest. The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.

The Company also offers consumer marine loans secured by boats. At December 31, 2021, the marine loan portfolio totaled $80.6 million, or 4.6% of total loans. Marine loans are originated with borrowers on both a direct and indirect basis, and generally carry terms of up to 20 years with fixed rates of interest. The Company generally requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.

The Company originates other consumer loans which totaled $2.9 million at December 31, 2021.  These loans primarily include personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans.

In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score typically indicates a greater degree of creditworthiness. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods.  At December 31, 2021, 80.6% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 17.8% was originated with borrowers having a FICO score between 660 and 720 at the time of origination.  Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. A consumer credit score at the time of loan origination of less than 660 is associated as “subprime” by federal banking regulators and these loans comprised just 1.6% of our consumer loan portfolio at December 31, 2021. Consideration for loans with FICO scores below 660 require additional management oversight and approval.

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

Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory, or personal/business property, plant and equipment. Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Company’s warehouse lending lines are secured by the underlying notes associated with one-to-four-family mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principal shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. The Company had $43.5 million approved in residential mortgage warehouse lending lines for five companies at December 31, 2021. The commitments ranged from $5.0 million to $15.0 million. At December 31, 2021, there was $6.3 million in residential warehouse lines outstanding, compared to $36.0 million in approved residential warehouse lending lines with $16.1 million outstanding at December 31, 2020. During the year ended December 31, 2021, we processed approximately 750 loans and funded approximately $306.5 million in total under our mortgage warehouse lending program.

The Company also has commercial construction warehouse lending lines secured by notes on construction loans and typically guaranteed by principals with experience in construction lending. In April 2013, we commenced an expansion of our mortgage warehouse lending program to include construction re-lending warehouse lines. These lines are secured by notes provided to construction lenders and are typically guaranteed by a principal of the borrower with experience in construction lending.  Terms for the underlying notes can be up to 18 months and the Bank will lend a percentage (typically 70 - 80%) of the underlying note which may have a loan-to-value ratio up to 75%.  Combined, the loan-to-value ratio on the underlying note would be up to 60% with additional credit support provided by the guarantor. At December 31, 2021, the Company had $63.0 million in approved commercial construction warehouse lending lines for four companies, with the Bank’s total potential commitment of $54.0 million, and two other banks participating in the remaining $9.0 million. The individual commitments range from $8.0 million to $25.0 million. At December 31, 2021, there was $27.1 million outstanding, compared to $66.0 million approved in commercial warehouse lending lines for four companies with $33.0 million outstanding at December 31, 2020.

As a result of the COVID-19 pandemic, the CARES Act was enacted and authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program.  The CAA, 2021, which was signed into law on December 27, 2020, renewed and extended the PPP until May 31, 2021, the final expiration date for PPP lending.  Beginning in the second quarter of 2020, the Bank began to offer PPP loans which are fully guaranteed by the SBA, to existing and new customers as a result of the COVID-19 pandemic. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. The Bank earns 1% interest on PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan and recognized fully at payoff or forgiveness.  The maturity date of the PPP loan is either two or five years from the date of loan origination.  The great majority of our PPP loans have been forgiven by the SBA in accordance with the terms of the program. The Bank expects that the great majority of its remaining PPP borrowers will also seek full or partial forgiveness of their loan obligations.  Under this program, at December 31, 2021, there were 107 PPP loans outstanding totaling $24.2 million. For additional information regarding these loans, see “Item 1A. Risk Factors - “Risks Related to Our Lending - Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk” of this Form 10-K.

Commercial business loans may be fixed-rate but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of these commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest-only payments required during the term, while other loans may reprice on an annual basis and amortize over a two-to-five-year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which is set between 3.75% and 4.50%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2021, the commercial business loan portfolio totaled $242.1 million, or 13.8%, of the gross loan portfolio including warehouse lending loans and PPP loans.

At December 31, 2021, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present, and future cash flows is also an important aspect of credit analysis. The Company generally requires personal guarantees on these commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. The largest commercial business lending relationships at December 31, 2021, consisted of a participating commercial line of credit having a commitment of $11.0 million from the Bank, a commercial line of credit having a commitment of $6.0 million, and a commercial term loan with a commitment of $1.4 million.  These loans are secured by a mix of assets of the borrower and guarantor.  The outstanding balance of these loans at December 31, 2021 was $12.7 million. The next largest commercial business lending relationship totaled $17.0 million and consisted of two commercial lines of credit of up to $3.5 million, of which the Bank has disbursed none as of December 31, 2021, and a commercial term loan of $13.5 million.  These loans are secured by a mix of assets of the borrower and guarantor.

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

The Company will sell long-term, conforming fixed-rate residential real estate loans in the secondary market to mitigate credit and interest rate risk.  Gains and losses from the sale of these loans are recognized based on the difference between the sales proceeds and carrying value of the loans at the time of the sale. Some residential real estate loans originated as Federal Housing Administration or FHA, U.S. Department of Veterans Affairs or VA, or United States Department of Agriculture or USDA Rural Housing loans were sold by the Company as servicing released loans to other companies. A majority of residential real estate loans sold by the Company were sold with servicing retained at a specified servicing fee. The Company earned gross mortgage servicing fees of $6.3 million for the year ended December 31, 2021.  The Company was servicing $2.61 billion of one-to-four-family loans at December 31, 2021, for Fannie Mae, Freddie Mac, Ginnie Mae, the FHLB, and another financial institution. These mortgage servicing rights (“MSRs”) constituted a $17.0 million asset on our books on that date, which is amortized in proportion to and over the period of the net servicing income. These MSRs are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of our MSRs at December 31, 2021 was $26.1 million. See “Note 4 - Servicing Rights” and “Note 15 - Fair Value Measurements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The following table presents the notional balance activity during the year ended December 31, 2021, related to loans serviced for others.

(In thousands)
Beginning balance at January 1, 2021
One-to-four-family	$2,172,501
Consumer	366
Subtotal	2,172,867
Additions
One-to-four-family	1,097,273
Repayments
One-to-four-family	(659,998)
Consumer	(158)
Subtotal	(660,156)
Ending balance at December 31, 2021
One-to-four-family	2,609,776
Consumer	208
Total	$2,609,984

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

	Year Ended December 31,
(In thousands)	2021	2020
Originations by type:
Fixed-rate:
Commercial real estate	$42,328	$36,307
Construction and development	64,280	17,886
Home equity	8,446	13,522
One-to-four-family (1)	124,756	66,796
Loans held for sale (one-to-four-family)	1,338,609	1,723,884
Multi-family	40,383	17,118
Consumer	249,199	188,587
Commercial business (2)	78,043	98,646
Total fixed-rate	1,946,044	2,162,746
Adjustable-rate:
Commercial real estate	36,068	25,218
Construction and development	273,097	297,883
Home equity	24,244	18,079
One-to-four-family (1)	37,490	59,188
Loans held for sale (one-to-four-family)	15,027	6,781
Multi-family	25,695	14,074
Consumer	1,924	1,176
Commercial business (2) (5)	94,746	113,546
Warehouse lines, net	(15,753)	(12,020)
Total adjustable-rate	492,538	523,925
Total loans originated	2,438,582	2,686,671
Purchases by type
Fixed-rate:
Commercial real estate	—	—
Home equity	—	—
One-to-four-family (1) (4)	1,618	272
Multi-family	—	—
Consumer	—	—
Construction and development	—	—
Commercial business (2)	—	—
Adjustable-rate:
Commercial real estate	—	—
Home equity	—	—
One-to-four-family (1)	—	28,057
Multi-family	—	—
Consumer	—	—
Construction and development	—	—
Commercial business (2) (3)	—	3,727
Total loans purchased	1,618	32,056
Sales and repayments:
One-to-four-family (1)	—	—
Loans held for sale (one-to-four-family)	(1,394,274)	(1,641,880)
Commercial business (2)	(2,452)	—
Total loans sold	(1,396,726)	(1,641,880)
Total principal repayments	(899,313)	(757,764)
Total reductions	(2,296,039)	(2,399,644)
Net increase	$144,161	$319,083

_____________________________

(1)	One-to-four-family portfolio loans.
(2)	Excludes warehouse lines.
(3)	Includes USDA/ SBA guaranteed loans purchased at a premium.
(4)	Loan repurchased, previously sold.
(5)	Includes $52.8 million and $75.8 million of PPP loans at December 31, 2021 and 2020, respectively.

Sales of whole and participations in real estate loans can be beneficial to the Bank since these sales systematically generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

From time to time we also sell whole consumer loans, specifically long-term consumer loans, which can be beneficial to us since these sales generate income at the time of sale, can potentially create future servicing income where servicing is retained, and provide a mitigation of interest rate risk associated with holding longer maturity consumer loans.

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

Other Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company did not have any other real estate owned as of December 31, 2021.

Restructured Loans. According to generally accepted accounting principles in the United States of America  (“U.S. GAAP”), the Company is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” or “TDR”.  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrowers that would not otherwise be considered.  The Company had no TDRs at December 31, 2021. In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. The Company has followed the CARES Act and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to TDR classification. As of December 31, 2021, the amount of loans remaining under interest-only payment/relief agreements due to COVID-19 included commercial real estate loans of $6.9 million and commercial business loans of $2.1 million.  These loans were classified as current and accruing interest, with the exception of $1.2 million in commercial business loans which were classified as nonaccrual, yet current on contractual payments.  These modifications were not classified as TDRs pursuant to the guidance in effect at the time of modification.  For a discussion on loans that qualified for deferral or forbearance agreements under the CARES Act and related guidance, see “Note 3 - Loans Receivable and Allowance for Loan Losses.” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

In connection with the filing of periodic reports with the FDIC and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Company’s assets, at December 31, 2021, the Company had classified $18.1 million of assets as substandard. The $18.1 million of classified assets represented 7.31% of equity and 0.79% of total assets at December 31, 2021. The Company had $7.6 million of assets classified as special mention at December 31, 2021, not included in classified assets reported above.

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

When determining the appropriate allowance for loan losses during 2021, management took into consideration the impact of the COVID-19 pandemic on such additional qualitative factors as the national and state unemployment rates and related trends, national and state unemployment benefit claim levels and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, a review of the Bank's largest commercial loan relationships, and the Bank's COVID-19 loan modification program.

Management decreased qualitative factors during 2021 due to improving of economic conditions as a result of the COVD-19 pandemic. The decrease in the factors resulted in a significant decrease in the allowance for loan losses during the current year. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen, it is possible the Bank's allowance for loan losses will need to increase in future periods. Uncertainties relating to our allowance for loan losses  are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Item 1A. Risk Factors - “Risks Related to Macroeconomic Conditions-The COVID-19 pandemic has impacted the way we conduct business which may adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”

The allowance for loan losses is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

The provision for loan losses was $500,000 for the year ended December 31, 2021, compared to $13.0 million for the year ended December 31, 2020.  The reduction of the provision for loan losses from the previous year reflects improved economic qualitative factors on credit-deterioration related to the COVID-19 pandemic utilized to calculate the allowance for loan losses and also reflects loan-level improvements in “watch” classified loans that were downgraded based on the COVID-19 pandemic at December 31, 2021, compared to the same time last year. The $24.2 million balance of remaining PPP loans was omitted from the calculation of the allowance for loan losses at December 31, 2021 as these loans are fully guaranteed by the SBA and management expects that the great majority of remaining PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

The allowance for loan losses was $25.6 million, or 1.46% of gross loans receivable at December 31, 2021, as compared to $26.2 million, or 1.66% of gross loans receivable outstanding at December 31, 2020.  In accordance with acquisition accounting, loans acquired in the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”) were recorded at their estimated fair value, which resulted in a net discount to the contractual amounts of the loans, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisition. The remaining fair value discount on loans purchased in the Anchor Acquisition was $751,000, on $84.3 million of gross loans at December 31, 2021.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.  A decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects probable incurred loan losses in the loan portfolio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020 - Provision for Loan Losses” and “Notes 1- Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 - Loans Receivable and Allowance for Loan Losses” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.  In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as Current Expected Credit Loss, or CECL.

The Company elected to early adopt the new standards, using a modified retrospective approach, effective January 1, 2022.  For additional information on CECL see “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.  For additional information concerning our allowance for loan losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition - Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020 - Provision for Loan Losses” of this Form 10-K.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	December 31,
	2021			2020			2019			2018			2017
		Percent			Percent			Percent			Percent			Percent
		of			of			of			of			of
		loan			loan			loan			loan			loan
		balance	Allowance		balance	Allowance		balance	Allowance		balance	Allowance		balance	Allowance
		in each	for loan		in each	for loan		in each	for loan		in each	for loan		in each	for loan
		category	losses by		category	losses by		category	losses by		category	losses by		category	losses by
(Dollars in	Loan	to	loan	Loan	to	loan	Loan	to	loan	Loan	to	loan	Loan	to	loan
thousands)	balance	total loans	category	balance	total loans	category	balance	total loans	category	balance	total loans	category	balance	total loans	category
Allocated at end of year to:
Real estate loans
Commercial	$210,306	11.94%	$4,612	$152,131	9.66%	$3,366	$114,015	8.43%	$1,524	$74,039	5.58%	$985	$63,611	8.22%	$868
Construction and development	242,429	13.78	4,448	215,962	13.72	3,528	175,567	12.99	1,988	196,815	14.84	2,677	143,068	18.50	2,146
Home equity	38,476	2.19	262	37,096	2.36	691	29,606	2.19	343	27,295	2.06	320	25,289	3.27	263
One-to-four-family	355,942	20.24	1,424	290,036	18.42	3,494	224,967	16.64	1,349	194,343	14.65	1,288	163,655	21.16	1,004
Multi-family	163,464	9.29	2,861	102,894	6.54	1,276	91,975	6.80	987	49,125	3.71	491	44,451	5.75	489
Total real estate loans	1,010,617	57.44	13,607	798,119	50.70	12,355	636,130	47.05	6,191	541,617	40.84	5,761	440,074	56.90	4,770

Consumer loans
Indirect home improvement	340,285	19.35	3,540	286,020	18.17	5,271	254,616	18.84	3,073	212,226	16.00	2,731	171,225	22.14	2,374
Marine	80,627	4.58	702	85,740	5.45	1,356	67,179	4.97	663	57,822	4.36	586	35,397	4.58	405
Other consumer	2,566	0.15	35	1,913	0.12	41	2,038	0.15	30	2,012	0.15	34	2,046	0.26	35
Total consumer loans	423,478	24.08	4,277	373,673	23.74	6,668	323,833	23.96	3,766	272,060	20.51	3,351	208,668	26.98	2,814

Commercial business loans
Commercial and industrial	207,760	11.81	5,899	220,978	14.04	4,123	135,565	10.03	2,503	119,910	9.04	2,435	83,306	10.77	1,531
Warehouse lending	33,339	1.90	583	49,092	3.12	712	61,112	4.52	751	65,756	4.96	756	41,397	5.35	483
Total commercial business loans	241,099	13.71	6,482	270,070	17.16	4,835	196,677	14.55	3,254	185,666	14.00	3,191	124,703	16.12	2,014

Anchor Acquisition loans at fair value	83,832	4.77	1,248	132,365	8.40	1,623	195,253	14.44	15	326,895	24.65	—	—	—	—
Unallocated reserve	—	—	21	—	—	691	—	—	3	—	—	46	—	—	1,158
Total	$1,759,026	100.00%	$25,635	$1,574,227	100.00%	$26,172	$1,351,893	100.00%	$13,229	$1,326,238	100.00%	$12,349	$773,445	100.00%	$10,756

The following table sets forth an analysis of the allowance for loan losses at the dates and or the years indicated. For additional information concerning our allowance for loan losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition - Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020 - Provision for Loan Losses” of this Form 10-K.

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Net charge offs	$1,037	$93
Average loans outstanding	$1,762,832	$1,576,975
Allowance for loan losses	$25,635	$26,172
Total gross loans	$1,759,026	$1,574,227
Nonperforming loans	$5,823	$7,761
Net charge-offs to average loans outstanding	0.06%	0.01%
Allowance for loan losses to total gross loans	1.46%	1.66%
Nonperforming loans to total gross loans	0.33%	0.49%
Allowance for loan losses to nonperforming loans	440.24%	337.22%

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

As a member of the FHLB of Des Moines, the Bank had $4.8 million in stock at December 31, 2021. For the year ended December 31, 2021, the Bank received $256,000 in dividends.

The composition and contractual maturities of the investment portfolio at December 31, 2021, excluding FHLB stock, are indicated in the following table. The yields on tax exempt municipal bonds have not been computed on a tax equivalent basis.  During the year end December 31, 2021, the Company purchased $65.9 million in tax exempt securities.  At December 31, 2021, the Company held tax exempt securities with an amortized cost of $127.2 million, as compared to $66.4 million at December 31, 2020.

	December 31, 2021
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
Securities available-for-sale
U.S. agency securities	$—	—%	$959	2.79%	$6,920	1.57%	$13,276	1.75%	$21,155	1.73%	$20,970
Corporate securities	—	—	3,495	1.44	4,000	3.25	2,000	2.05	9,495	2.33	9,002
Municipal bonds	—	—	3,724	2.72	6,857	2.46	125,796	1.77	136,377	1.83	135,433
Mortgage-backed securities:
Federal National Mortgage Association	—	—	5,377	3.04	38,552	1.91	31,242	2.31	75,171	2.15	75,737
Federal Home Loan Mortgage Corporation	—	—	—	—	1,390	1.83	8,216	1.94	9,606	1.93	9,768
Government National Mortgage Association	—	—	—	—	1,031	2.94	2,833	2.63	3,864	2.71	3,897
U.S. Small Business Administration securities	—	—	2,485	2.09	4,420	2.20	9,478	1.66	16,383	1.87	16,552
Total securities available-for-sale	—	—	16,040	2.46	63,170	2.05	192,841	1.87	272,051	1.95	271,359

Securities held-to-maturity
Corporate securities	—	—	—	—	7,500	5.06	—	—	7,500	5.06	8,128
Total securities	$—	—%	$16,040	2.46%	$70,670	2.37%	$192,841	1.87%	$279,551	2.03%	$279,487

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

The Company’s deposit composition reflects a mixture with certificates of deposit (including brokered) accounting for 18.8% of the total deposits at December 31, 2021, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company had $192.9 million of brokered deposits, or 10.1% of total deposits at December 31, 2021.  As a wholesale funding alternative, brokered deposits have competitive rates that are comparable to FHLB borrowings and local certificates of deposit.

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

The following table sets forth total deposit activities for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2021		2020		2019
Beginning balance	$1,674,071	(1)(2)	$1,392,408	(1)(2)	$1,274,219	(1)(2)
Net deposits before interest credited	234,744		269,683		102,027
Interest credited	6,929		11,980		16,162
Ending balance	$1,915,744		$1,674,071		$1,392,408

Net increase in deposits	$241,673		$281,663		$118,189
Percent increase	14.44%		20.23%		9.28%

_______________________

(1)	On January 22, 2016, the Company purchased four retail bank branches from Bank of America, N.A (the “Branch Purchase”) and acquired approximately $186.4 million in deposits. At December 31, 2021, 2020, and 2019, approximately $150.7 million, $129.5 million, and $117.1 million of the acquired deposits, respectively, remained with the Bank. These branches also attracted new deposits. At December 31, 2021, they had an aggregated total of $405.4 million in deposits, including public funds.
(2)	On November 15, 2018, the Company completed the Anchor Acquisition and acquired approximately $357.9 million in deposits. At December 31, 2021, 2020, and 2019, approximately $281.8 million, $286.5 million, and $299.0 million of the acquired deposits remained with the Bank, respectively.

The following table sets forth the dollar amount of deposits in the various types of deposit programs the Company offered at the dates indicated.

	December 31,
	2021		2020
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits
Noninterest-bearing checking	$443,133	23.13%	$348,421	20.81%
Interest-bearing checking	349,251	18.23	226,282	13.52
Savings	193,922	10.12	152,842	9.13
Money market	552,357	28.83	429,548	25.66
Escrow accounts related to mortgages serviced	16,389	0.86	14,432	0.86
Total transaction and savings deposits	1,555,052	81.17	1,171,525	69.98
Certificates
0.00 - 1.99%	310,189	16.19	406,551	24.29
2.00 - 3.99%	50,503	2.64	95,995	5.73
Total certificates	360,692	18.83	502,546	30.02
Total deposits	$1,915,744	100.00%	$1,674,071	100.00%

Total deposits in excess of the FDIC insurance limit were $569.3 million, or 29.72% and $430.9 million, or 25.74% for December 31, 2021 and 2020, respectively.

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2021.

	Rate
	0.00 -	2.00 -		Percent
(Dollars in thousands)	1.99%	3.99%	Total	of Total
Certificate accounts maturing in quarter ending:
March 31, 2022	$40,829	$7,822	$48,651	13.49%
June 30, 2022	47,560	15,934	63,494	17.60
September 30, 2022	49,990	4,247	54,237	15.04
December 31, 2022	40,752	4,701	45,453	12.60
March 31, 2023	11,527	2,899	14,426	4.00
June 30, 2023	13,300	1,117	14,417	4.00
September 30, 2023	7,391	1,720	9,111	2.53
December 31, 2023	4,646	2,582	7,228	2.00
March 31, 2024	3,821	1,989	5,810	1.61
June 30, 2024	4,794	5,513	10,307	2.86
September 30, 2024	11,269	870	12,139	3.36
December 31, 2024	2,852	1,082	3,934	1.09
Thereafter	71,458	27	71,485	19.82
Total	$310,189	$50,503	$360,692	100.00
Percent of total	86.00%	14.00%	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2021. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.  Total deposits include uninsured certificates of deposit of $57.5 million at December 31, 2021, calculated in accordance with FDIC guidelines.

The Bank does not hold any foreign deposits.  The following table provides certificates of deposit at December 31, 2021, by account, with a maturity of:

	Maturity
		Over	Over
	3 Months	3 to 6	6 to 12	Over
(In thousands)	or Less	Months	Months	12 Months	Total
Certificates of deposit of less than $100,000(1)	$17,164	$26,959	$45,086	$97,765	$186,974
Certificates of deposit of $100,000 to less than $250,000	22,698	22,661	32,727	38,120	116,206
Certificates of deposit in excess of the FDIC insurance limit	8,789	13,874	21,877	12,972	57,512
Total certificates of deposit	$48,651	$63,494	$99,690	$148,857	$360,692

__________________________

(1)	Includes $97.6 million of brokered deposits at December 31, 2021.

The estimate of uninsured non-time deposits is $569.3 million as of December 31, 2021.

The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco (“FRB”). Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. Effective March 26, 2020, the Federal Reserve lowered the reserve requirement to zero percent.  There was no required reserve balance at December 31, 2021.

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

As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of $527.2 million at December 31, 2021.  Outstanding advances from the FHLB of Des Moines totaled $42.5 million at December 31, 2021.

As of December 31, 2021, the Company had $200.1 million of additional short-term borrowing capacity with the FRB. The Bank also had an aggregate of $101.0 million in unsecured Fed Funds lines of credit with other correspondent financial institutions of which none was outstanding at December 31, 2021.

On February 10, 2021, FS Bancorp, Inc. completed the private placement of $50.0 million of its 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) at an offering price equal to 100% of the aggregate principal amount of the Notes, of which $50.0 million have been exchanged for subordinated notes registered under the Securities Act of 1933.  Net proceeds, after placement agent fees and offering expenses, was approximately $49.3 million.  The Notes were issued under an Indenture, dated February 10, 2021(the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee.  From and including the original issue date to, but excluding, February 15, 2026 or the date of earlier redemption, FS Bancorp pays interest on the Notes semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021, at a fixed annual interest rate equal to 3.75%. From and including February

15, 2026 to but excluding the maturity date or the date of earlier redemption, the floating interest rate per annum will be equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Indenture) plus a spread of 337 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2026. Notwithstanding the foregoing, in the event that the benchmark rate is less than zero, the benchmark rate shall be deemed to be zero. The Notes will mature on February 15, 2031.

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

Subsidiary and Other Activities

The Company has one active subsidiary, which is the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary at December 31, 2021.

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

The Company attracts deposits through the branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds, FinTech companies, and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, at June 30, 2021, 1st Security Bank of Washington’s share of aggregate deposits in the market area consisting of the eleven counties where the Company has branches was less than one percent.

Executive Officers

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Name	Age (1)	Position with FS Bancorp, Inc.	Position with 1st Security Bank of Washington
Joseph C. Adams	62	Director and	Director and
		Chief Executive Officer	Chief Executive Officer

Matthew D. Mullet	43	Chief Financial Officer,	Executive Vice President, Chief Financial Officer
		Treasurer and Secretary

Robert B. Fuller	62	Chief Credit Officer	Executive Vice President, Chief Credit Officer

Dennis V. O’Leary	54		Executive Vice President, Chief Lending Officer

Lisa A. Cleary	40		Executive Vice President, Chief Operating Officer

Erin M. Burr	44		Executive Vice President, Chief Risk Officer and CRA Officer

Vickie A. Jarman	44		Executive Vice President, Chief Human Resources Officer/WOW! Officer

Donn C. Costa	60		Executive Vice President, Home Lending Production

Kelli B. Nielsen	50		Executive Vice President, Retail Banking and Marketing

___________________________

(1) At December 31, 2021.

Joseph C. Adams, age 62, is a director and has been the Chief Executive Officer of 1st Security Bank of Washington since July 2004.  He has also served in those capacities for FS Bancorp since its formation in September 2011. He joined 1st Security Bank of Washington in April 2003 as its Chief Financial Officer.  Mr. Adams served as Supervisory Committee Chairperson from 1993 to 1999 when the Bank was Washington’s Credit Union.  Mr. Adams is a lawyer, having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director of Regulatory Affairs.  As the Director of Regulatory Affairs for Univar USA, the largest chemical distribution company in the United States, Mr. Adams used his environmental law expertise to ensure Univar stayed in compliance with all relevant local, state and federal environmental laws, rules and regulations.  He is a member of the Washington State Bar Association, a Board member of the Central Washington University Foundation and a Board member of the Community Bankers of Washington.  Mr. Adams graduated with distinction from the University of Hawaii with a Bachelor of Business Administration in Finance.  He also graduated cum laude with a Juris Doctor from the University of Puget Sound School of Law.  In addition, Mr. Adams graduated with honors from the Pacific Coast Banking School in 2007, a master’s level program held at the University of Washington.  Mr. Adams’ legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank of Washington, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank, which makes him well-suited to educating the Board on these matters .

Matthew D. Mullet, age 43, joined 1st Security Bank of Washington in July 2011 and was appointed Chief Financial Officer in September 2011. He began his banking career in June 2000 as a financial examiner with the Washington State, Department of Financial Institutions, Division of Banks. In 2004, Matthew accepted a position at Golf Savings Bank in Seattle. He served in a variety of capacities at Golf and was appointed Chief Financial Officer in 2007. After the Golf Savings Bank merger with Sterling Savings Bank, he held the position of Senior Vice President of the Home Loan Division at Sterling until resigning in 2011 to join 1st Security Bank of Washington. Matthew is inspired by the Bank’s commitment to its customers and to the communities it serves.  Matthew serves on the Government Relations

Committee with Washington Bankers Association and volunteers with The IF Project, teaching Financial Literacy at the Washington Corrections Center for Women. He also works with a nonprofit school as its treasurer and is passionate about youth education.

Robert B. Fuller, age 62, joined 1st Security Bank of Washington as an Executive Vice President and Chief Credit Officer in 2013. His current areas of oversight include loan approval and loan administration for the Bank’s entire commercial and consumer lending departments.  He brings over three decades of experience in the banking industry to his role at the Bank. During his career, he has served as Chief Credit Officer for several private lenders and local community banks. Rob holds a Bachelor of Arts from Washington State University with a major in economics, and minor in mathematics and a Master of Business Administration degree from the University of Oregon in Finance and Accounting.  Prior to his role at 1st Security, Rob worked at Golf Savings Bank in various roles, culminating in serving as Chief Financial Officer and Chief Operating Officer, and as a board member for five years. Rob served on the board of Seattle King County Habitat for Humanity from 2017 – 2019 and volunteers in his free time with that organization. He also volunteers with The IF Project, teaching Financial Literacy to women who are in the Washington Corrections Center for Women.

Dennis V. O’Leary, age 54, brings decades of banking experience to his position at 1st Security Bank of Washington. He joined the Bank in 2011 as Executive Vice President and manager of the newly formed construction lending division. In 2013, he was promoted to his current position as Chief Lending Officer. His responsibilities include oversight of the loan production for the commercial, consumer, and commercial real estate lending groups of the Bank. In 2006, following Sterling Savings Bank’s purchase of Golf Savings Bank, Dennis served as the Senior Vice President and Puget Sound Regional Director of the residential construction lending division. A twenty-year veteran at Golf Savings Bank, he served as Executive Vice President of the residential construction department and held the position of board member for five years. Dennis holds a Bachelor of Business Administration degree with a focus on Finance and Economics from Central Washington University. Dennis volunteers with The IF Project, teaching Financial Literacy at the Washington Corrections Center for Women.

Lisa A. Cleary, age 40, joined 1st Security Bank of Washington in October 2020 as Chief Operating Officer.  After beginning her career in branch banking, Lisa has held a variety of key positions in bank management to round out her two decades of diverse financial industry experience. These positions included AVP and Loan Operations Manager, VP and Small Business Administration Assistant Manager, and SVP and Credit Administrator at banks in the Puget Sound region. Prior to joining the Bank, Lisa was Executive Vice President and Chief Credit Officer at First Sound Bank.  Lisa holds a Bachelor of Business Administration degree from the University of Alaska Fairbanks, with a specialty in management and organizations. Her other educational milestones include graduating top of her class in the 2009-2010 Washington Bankers Executive Development Program and graduating with honors from the Pacific Coast Banking School in 2013. She has been an active member of the American Bankers Association Emerging Leaders Committee since 2018, and the Washington Bankers Emerging Leaders Committee since 2017.

Erin M. Burr, age 44, holds a Bachelor of Business Administration degree from Western Washington University. She began her career in 1999 as a financial examiner for the Washington State, Department of Financial Institutions, Division of Banks. In 2006, Erin joined Builders Capital Mortgage in Seattle as their senior underwriter.  She joined 1st Security Bank of Washington in January 2009 and became the Community Reinvestment Act (CRA) Officer in January 2010. She took on the Enterprise Risk Manager role in May 2012 and was promoted to Chief Risk Officer in April 2018.  As the Bank’s CRA Officer, Erin enjoys building relationships with nonprofit groups that support the communities the Bank serves. She coordinates the Bank’s community outreach volunteer programs. Erin is a member of the Housing Consortium of Everett and Snohomish County and is dedicated to addressing affordable housing issues. She volunteers with The IF Project, teaching Financial Literacy to women who are in the Washington Corrections Center and she works with YWCA BankWork$ and the Teach Children to Save Program. She has volunteered in various roles with Domestic Violence Services of Snohomish County. As the Chief Risk Officer, Erin uses her regulatory background to help promote and build risk awareness throughout the Bank.

Vickie A. Jarman, age 44, holds a Bachelor of Arts in Communications from Seattle Pacific University. She joined 1st Security Bank of Washington in 2002, after working with the Ballard Boys and Girls Club. Vickie was promoted to Chief Human Resources Officer in 2018.  Prior to becoming the Director of WOW and Chief Human Resources Officer,

Vickie worked with our Consumer Lending team.  Vickie oversees the onboarding and orientation of new hires, sharing the Bank’s Vision, Mission, Core Values, and unique company culture. She also ensures that the Bank’s Core Values continue to reflect the personal principles that support all the employees as the organization evolves. She has always been passionate and dedicated to volunteering and giving back to our communities and nonprofits. She volunteers with The IF Project, teaching Financial Literacy at the Washington Corrections Center for Women, YWCA BankWork$, and for the Teach Children to Save Program.

Donn C. Costa, age 60, is a cum laude graduate from Washington State University with a Bachelor of Business Administration degree. He began his career in mortgage lending over three decades ago and joined the Bank as the EVP of Home Lending in 2012, overseeing home lending sales and operations.  Donn previously held the position of Executive Vice President at Sterling Savings Bank after its merger with Golf Savings Bank in 2009. Prior to the merger, Donn was President of Golf Savings Bank and a member of the Board of Directors, serving on the Asset and Liability, Personnel and Lending Committees and held the position of Executive Vice President of Mortgage Lending. Donn’s achievements include serving as President of the Washington Mortgage Lenders and the Seattle Mortgage Bankers, as well as on the Advisory Boards of Fannie Mae and Freddie Mac.  His goal for the team at 1st Security Bank of Washington is to provide “best in class” customer service and loan programs that help people achieve the dream of homeownership.

Kelli B. Nielsen, age 50, has worked in the financial services industry for three decades and brought a wealth of retail banking and leadership experience to her role when she joined 1st Security Bank of Washington in 2016. Previously, she was VP, Sales and Service Manager of Retail Banking at Cascade Bank before she moved to Sound Community Bank as the SVP of Retail Banking and Marketing.  In 2016, Kelli graduated from the American Bankers Association (ABA), Stonier Graduate School of Banking, and holds a Certificate of Leadership from the University of Pennsylvania, The Wharton School. She serves on the ABA Stonier Advisory Board and is a representative on the Diversity, Equity, and Inclusion (DEI) Committee. She is also an Advocate for Women, serves on the Alumni Committee, and is Capstone Advisor for year-three students with Stonier. Passionate about building relationships and helping others, Kelli serves on the Washington Bankers Association (WBA) Retail Banking Committee, the Government Relations Committee and is on the WBA Pros Board.  Kelli is also a published children’s book author and certified life coach.  She has a deep commitment to causes that improve the lives of children. She volunteers with Long Way Home, a nonprofit in Guatemala focused on building schools from sustainable material, is a former board member for Victim Support Services, a nonprofit that is the oldest victim-assistance organization in Washington State, and serves on the corporate advisory board for the Greater Seattle Business Association (GSBA) the largest LGBTQ+ Chamber in North America.  She also volunteers with The IF Project, teaching Financial Literacy and serving as a mentor to female residents of the Washington Corrections Center for Women.

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

Employee Compensation and Benefits

Management remains focused on ensuring employees are provided a livable wage in addition to a commitment to a balanced work/life schedule. Besides a competitive salary, the following benefits are available to all full-time employees:

●	Employee health benefits that have not increased in employee contribution cost since 2014;
●	Life, AD&D, short-term disability and long-term disability;
●	401k match of up to the first 5% of contribution for up to 4% of total salary;
●	An Employee Stock Ownership Plan (“ESOP”) that contributed 51,842 shares in 2021 to employees that have met a minimum threshold of hours worked;
●	Vacation and sick leave benefits;

●	Family leave benefits including paid time off for a new child/adopted child;
●	Education reimbursement of up to $5,000 per year for any accredited program;
●	Paid volunteer hours (16 hours each year);
●	Opportunities to participate in development programs through the Washington Bankers Association;
●	Regular Company provided lunches and treats; and
●	A pet friendly workplace at the administrative offices.

Management works with employees to provide these benefits whenever possible including a flexible schedule for employees to be able to enjoy full-time benefits with a reduced hour schedule when appropriate.

Diversity and Inclusion

One of our core values is diversity. We celebrate diversity and support equality for all. The Board and management consider diverse viewpoints, backgrounds, and experiences, as well as gender, age, race, and ethnicity.  We are an inclusive community; all are welcome.  Of the independent directors, 43% are women (three of seven) and 44% of the executives that report to our Chief Executive Officer are women (four of nine).  As of December 31, 2021, our workforce was 69% female and 31% male, and women held 58% of the Bank’s management roles (includes executives).  The average tenure of management was seven years.  The ethnicity of our workforce was 9% Asian, 2% Black, 6% Hispanic/Latino, 78% White, 2% Other, 3% Two or More Races.

The following table outlines gender diversity:

Level	Female %	Male %
Individual Contributor	71%	29%
Manager	66%	34%
Independent Director*	43%	57%
Executive	44%	56%

____________________

*FS Bancorp, Inc’s board of directors is comprised of the Company’s Chief Executive Officer, who is male, and seven independent directors.

Talent Acquisition

FS Bancorp, Inc. and 1st Security Bank of Washington have been a growing organization since 2011 and are regularly looking to fill positions in the markets we serve.  We have an interview process that includes both the manager and teammates when interviewing potential candidates.  The Human Resource team is an advocate for the employee and remains focused on providing a culture of “Wow”.  The head of our human resources team is the EVP of WOW and is focused on hiring employees to build careers that will thrive in our culture.  In 2021, for additional positions and replacements, we hired 132 new employees bringing our total employee count to 538 employees as of December 31, 2021.

Operation Safe and Secure 2021

Starting with the pandemic in March 2020, management implemented “Operation Safe and Secure 2020” to provide regular, ongoing updates to employees about how the organization is functioning during the pandemic.  One of the first items to be implemented from our Pandemic Plan was the adjustment to a remote work force.  Based on our plan, 75% of our employees are capable of working remotely.  For those essential employees that were required to be in the retail locations or admin office, we provided safety measures including enhanced cleaning, required mask wearing in open areas, plexiglass screens between cubicles and flexible hours where appropriate.  In retail branch locations, we relied upon the feedback from the community to determine the appropriate level of customer access and safety for employees.  Employee safety remains a top priority with mandatory quarantine requirements post vacation, a negative test required for anyone that may have been exposed or had COVID-19, and paid sick leave for all employees that may have been impacted by COVID-19.

Regarding job security, employees during the pandemic often expressed concern about whether their jobs were secure.  During the pandemic, 1st Security Bank of Washington continued to hire and build out our infrastructure.  We are proud to report there were no furloughs and that zero jobs were reduced or eliminated during the pandemic.

Volunteerism

Our organization has a long history of giving and volunteering in the communities we serve.  While the pandemic has made volunteering difficult in recent years, our volunteer hours increased significantly from 2,200 hours in 2020 to 4,000 hours in 2021 in our communities.

Human Capital Metrics

As of December 31, 2021, FS Bancorp, Inc., and its subsidiary bank employed 538 employees.  Of those numbers, 99.63% are full time employees and 0.37% are part time including our college internship program.  Our employees are not represented by a collective bargaining agreement.  As of December 31, 2021, 98.69% of our employees reside in Washington State, 0.74% in Oregon, 0.19% in Arizona, 0.19% in Colorado, and 0.19% in Idaho.  Turnover for employees as measured by terminated/replaced employees was 17.14% in 2021, up from 14.99% in 2020.

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

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.  Total base assessment rates currently range from three to 30 basis points subject to certain adjustments.  The FDIC has authority to increase insurance assessments, and any significant increases may have an adverse effect on the operating expenses and results of operations of the Company.  Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.  The Bank’s deposit insurance premiums for the year ended December 31, 2021, were $636,000.

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

The CBLR is calculated as Tier 1 Capital to average consolidated assets as reported on an institution's regulatory reports. Tier 1 Capital, for the Company and the Bank, generally consists of common stock plus related surplus and retained earnings, adjusted for goodwill and other intangible assets and accumulated and other comprehensive amounts (“AOCI”) related amounts. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the well-capitalized ratio requirements. As required by the CARES Act, the FDIC temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of that year.  Beginning in 2021, the CBLR was increased to 8.5% for that calendar year.  The CBLR returned to 9% on January 1, 2022.  A qualifying institution utilizing the CBLR framework whose leverage ratio does not fall more than one percent below the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will still be considered well capitalized so long as its leverage ratio does not fall more than one percent below the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period or has a leverage ratio that falls more than one percent below the required percentage, it becomes ineligible to use the CBLR framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules. A bank may also opt out of the framework at any time, without restriction, by reverting to the generally applicable capital rules.

At December 31, 2021, 1st Security Bank of Washington was categorized as well capitalized under the prompt corrective action regulations of the FDIC. For a complete description of the Bank’s required and actual capital levels on December 31, 2021, see “Note 14 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K.

The FASB has adopted a new accounting standard, referred to as Current Expected Credit Loss, or CECL.  The Company elected to early adopt the new standards effective January 1, 2022.  Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL.  The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.  For more on this new accounting standard, see “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2021, FS Bancorp, Inc. would have exceeded all regulatory capital requirements

Prompt Corrective Action. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category generally depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, a leverage ratio capital measure, and certain other factors.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.  The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action.

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

At December 31, 2021, 1st Security Bank of Washington was categorized as well capitalized under the prompt corrective action regulations of the FDIC. For additional information, see “Note 14 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K.

Standards for Safety and Soundness.  Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.  If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.  Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Federal Home Loan Bank System. The FHLB of Des Moines is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. The Federal Home Loan Banks are subject to the oversight of the Federal Housing Finance Agency and each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Banks are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Agency. All advances are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank.   As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank’s asset size and level of borrowings from the FHLB of Des Moines.  See “Business - Deposit Activities and Other Sources of Funds - Debt.” At December 31, 2021, 1st Security Bank of Washington had $4.8 million in FHLB of Des Moines stock, which was in compliance with this requirement.

The FHLB pays dividends quarterly, and 1st Security Bank of Washington received $256,000 in dividends during the year ended December 31, 2021.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2021, 1st Security Bank of Washington’s aggregate recorded loan balances for construction, land development and land loans were 81.8% of regulatory capital. In addition, at December 31, 2021, 1st Security Bank of Washington’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 248.1% of regulatory capital.

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

Dividends. Dividends from 1st Security Bank of Washington constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank of Washington to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank of Washington may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank of Washington’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank of Washington, without the approval of the Director of the DFI. The Bank paid $9.8 million in dividends to the holding company in 2021.

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

Community Reinvestment Act. 1st Security Bank of Washington is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, and in connection with certain applications by a bank holding company, such as bank acquisitions. An unsatisfactory rating may be the basis for denial of certain applications. 1st Security Bank of Washington received a “satisfactory” rating during its most recent CRA examination.

Privacy Standards and Cybersecurity.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers.  Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors.  These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.  These regulations require 1st Security Bank of Washington to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.  In addition, other federal and state cybersecurity and data privacy laws and regulations may expose 1st Security Bank of Washington to risk and result in certain risk management costs.  In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents.  Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred.  Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector.  Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.  Compliance with the new rule is required by May 1, 2022.  Noncompliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on, all prior and present “owners and operators” of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including 1st Security Bank of Washington, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts.  In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020, to support lending to households and businesses.  At December 31, 2021, the Bank was in compliance with the reserve requirements in place at the time.

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

Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include:  operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks, and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.  The Federal Reserve must approve the acquisition (or acquisition of control) of a bank or other FDIC-insured depository institution by a bank holding company, and the appropriate federal banking regulator must approve a bank’s acquisition (or acquisition of control) of another bank or other FDIC-insured institution.

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

COVID-19 Legislation.  In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act and CAA, 2021, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the CARES Act and CAA, 2021.  As the ongoing COVID-19 pandemic evolves, federal and state regulatory authorities continue to issue additional guidance with respect to COVID-19.  In addition, it is possible that Congress will enact additional COVID-19 response legislation.  We will continue to assess the impact of the CARES Act, CAA, 2021, and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

TAXATION

Federal Taxation

General. FS Bancorp and 1st Security Bank of Washington are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank of Washington is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2018, and income tax returns have not been audited for the past eight years, 2014 to 2021.

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

Net Operating Loss Carryovers.  The Company may carryforward net operating losses indefinitely.  At December 31, 2021, the Company had remaining net operating losses of approximately $880,000, which begin to expire in 2035.

Corporate Dividends-Received Deduction. FS Bancorp may eliminate from its income dividends received from 1st Security Bank of Washington as a wholly-owned subsidiary of FS Bancorp if it elects to file a consolidated return with 1st Security Bank of Washington. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

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

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. In our market areas, stay-at-home orders, travel restrictions and closure of non-essential businesses and similar orders imposed across the United States to restrict the spread of COVID-19 in 2020 resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated, including the following risks of COVID-19, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations of the Company:

●	effects on key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls;
●	declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve;
●	if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
●	as long as the Federal Reserve Board’s target federal funds rate remains near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;
●	higher operating costs, increased cybersecurity risks and potential loss of productivity as the result of an increase in the number of employees working remotely;
●	increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill; and
●	risks to capital markets that may impact the performance of our investment securities portfolio, as well as limit our access to capital markets and other funding sources.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

A deterioration in economic conditions in the market areas we serve as a result of COVID-19 or other factors could result in the following consequences, any of which could have a material adverse effect on the business, financial condition, and results of operations:

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

Our consumer loans accounted for $423.8 million, or 24.1% of our total gross loan portfolio as of December 31, 2021, of which $340.3 million (80.3% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $80.6 million (19.0% of total consumer loans) consisted of marine loans secured by boats, and $2.9 million (0.7% of total consumer loans) consisted of other consumer loans, which includes personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for our loan losses, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.

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

Indirect home improvement and marine loans totaled $420.9 million, or 23.9% of our total gross loan portfolio at December 31, 2021, and are originated through a network of 147 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, Arizona, Nevada, and Minnesota.  In addition, we rely on five dealers for 49.5% of our loan volume so the loss of one of these dealers can have a significant effect on our loan origination volume. See “Item 1. Business - Lending Activities - Consumer Lending” and “- Asset Quality.”

Our business could suffer if we are unsuccessful in making, continuing, and growing relationships with home improvement contractors and dealers.

Our indirect home improvement lending, which is the largest component of our consumer loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of 147 active contractors and dealers with businesses located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Nevada, and Minnesota with approximately ten contractors/dealers responsible for more than half of this loan volume. Indirect home improvement totaled $340.3 million, or 19.3% of our total gross loan portfolio, at December 31, 2021, reflecting approximately 21,000 loans with an average balance of approximately $16,000.

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

At December 31, 2021, our loan portfolio included $443.7 million of commercial real estate loans, including $160.5 million secured by non-owner occupied commercial real estate properties, and $178.7 million of multi-family real estate loans, or 25.2% of our total gross loan portfolio, compared to $354.3 million, or 22.5%, at December 31, 2020. We have been increasing and intend to continue to increase, subject to market demand, the origination of commercial and multi-family real estate loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.

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

At December 31, 2021, our commercial business loan portfolio included commercial and industrial loans of $208.8 million, or 11.9%, and warehouse lending of $33.3 million, or 1.9%, of our total gross loan portfolio compared to commercial and industrial loans of $224.5 million, or 14.3%, and warehouse lending of $49.1 million, or 3.1% at December 31, 2020.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Our commercial and industrial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable and collateral securing these loans may fluctuate in value.  This collateral may consist of equipment, inventory, accounts receivable, or other business assets.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid, and may fluctuate in value based on the specific type of business and equipment.  As a result, the availability of funds for the repayment of commercial and industrial business loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower. For additional information related to the risks of warehouse lending, see “Our residential mortgage warehouse lending and construction warehouse lending programs are subject to various risks that could adversely impact our results of operations and financial condition.”

We continue to focus on residential construction lending which is subject to various risks that could adversely impact our results of operations and financial condition.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2021, construction and development loans totaled $242.4 million, or 13.8% of our total gross loan portfolio (excluding $182.3 million of unfunded construction loan commitments), of which $173.6 million were for residential real estate projects. This compares to construction and development loans of $217.0 million, or 13.8% of our total loan portfolio at December 31, 2020, or an increase of 11.7% during the past year. In addition to these construction and development loans, the Company had four commercial note-secured lines of credit to residential construction re-lenders with combined commitments of $54.0 million, and an outstanding balance of $27.1 million at December 31, 2021. The underlying collateral risks associated with our commercial construction warehouse lines are similar to the risks related to our residential construction and development loans.

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

Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser’s borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.  At December 31, 2021, outstanding construction and development loans totaled $242.4 million of which $120.0 million was comprised of speculative one-to-four-family construction loans and $6.3 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2021 was $182.3 million. Loans on land under development or held for future construction pose additional risks because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. No real estate construction and development loans were nonperforming at December 31, 2021. A material increase in our nonperforming construction and development loans could have a material adverse effect on our financial condition and results of operation.

Our residential mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.

The Company has a residential mortgage warehouse lending program that focuses on five Pacific Northwest mortgage banking companies. Short-term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principal shareholder(s) of the mortgage banking company. Because these loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down our outstanding loan before being dispersed to the mortgage bank, interest rate fluctuation is also a key risk factor affecting repayment. At December 31, 2021, we had approved residential warehouse lending lines in varying amounts from $5.0 million to $15.0 million with each of the five companies, for an aggregate amount of $43.5 million. At December 31, 2021, there was $6.3 million in residential warehouse lines outstanding, compared to $16.1 million outstanding at December 31, 2020.

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

The underlying collateral risks associated with our residential mortgage warehouse lines are similar to the risks related to our one-to-four-family residential mortgage loans. Additionally, the impact of interest rates on our residential mortgage warehouse lending business is similar to the impact on our mortgage banking operations as discussed below under “Revenue from mortgage banking operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.”

Loans originated under the SBA Paycheck Protection Program subject us to forgiveness and guarantee risk.

As of December 31, 2021, we hold and service a portfolio of 107 loans originated under the PPP with a balance of $24.2 million. The PPP loans are subject to the provisions of the CARES Act and CAA 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. Most of our PPP borrowers have already qualified for or will seek full or partial forgiveness of their loan obligations, however, if a PPP borrower fails to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

In addition, the FASB has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. The Company elected to early adopt the new standards, using a modified retrospective approach, effective January 1, 2022.  We currently estimate that the adoption of this ASU will result in a combined decrease to our allowance for credit losses and reserve for unfunded loan commitments of 1% to 5%.

The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.  For more on this new accounting standard, see “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

At December 31, 2021, $366.4 million, excluding loans held for sale of $125.8 million, or 20.8% of our total loan portfolio was secured by first liens on one-to-four-family residential loans and our home equity lines of credit totaled $40.6 million, or 2.3% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which our loans are concentrated may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A decline in economic conditions or in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. In addition, residential loans with high combined loan-to-value ratios will be more sensitive to the fluctuation of property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.

Risk Related to Changes in Market Interest Rates

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System, lowered the target range for the federal funds rate 150 basis points to a range of 0.00% to 0.25%.  However, the FOMC has recently indicated it expects to increase rates starting in 2022, by implementing three one quarter point increases. Future increases in the targeted federal funds rate, may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

A sustained increase in market interest rates could adversely affect our earnings.  As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in an increasing percentage of our deposits being comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At December 31, 2021, we had $211.8 million in certificates of deposit that mature within one year and $1.56 billion in noninterest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Our net income can also be reduced by the impact that changes in interest rates can have on the fair value of our capitalized mortgage servicing rights (“MSRs”).  At December 31, 2021, we serviced $2.61 billion of loans sold to third parties, and the servicing rights associated with such loans had an amortized cost of $17.0 million and an estimated fair value, at that date, of $26.1 million. Because the estimated life and estimated income to be derived from servicing the underlying loans generally increase with rising interest rates and decrease with falling interest rates, the value of MSRs generally increases as interest rates rise and decreases as interest rates fall. For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings. Changes in interest rates also affect the value of our interest-earning assets and in particular, our investment securities portfolio.  Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

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

Revenue from mortgage banking operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments (“OTTI”) and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2021, we did not incur any other-than-temporary impairments on our securities portfolio.

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

We performed our test for goodwill impairment for fiscal year 2021 and the test concluded that recorded goodwill of $2.3 million was not impaired.  Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price.  Our evaluation of the fair value of goodwill involves a substantial amount of judgment.  If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations, or regulatory capital.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

At December 31, 2021, our nonperforming assets (which consisted of nonaccruing loans, other real estate owned (“OREO”), and other repossessed assets) were $5.8 million or 0.3% of total assets. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our income and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or loss. If we experience increases in nonperforming loans and nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations, as our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity. A significant increase in the level of nonperforming assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts and restructurings, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions, and to protect data about us, our customers, and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services, or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Business and Industry Generally

We will be required to transition from the use of the London Interbank Offered Rate ("LIBOR") in the future.

We have certain FHLB advances, brokered deposits, loans and investment securities indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2023. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects.  At December 31, 2021, FS Bancorp, Inc. had $19.9 million in unrestricted cash to support dividend and debt payments.

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

Climate change may materially adversely affect the Company’s business and results of operation.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts.  Consumers and businesses also may change their behavior on their own as a result of these concerns.  We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns.  We and our customers may face cost increases, asset value reductions, and operating process changes.  The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities.  Among the impacts to us could be a drop in demand for our products and services, particularly in certain industry sectors.  In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.  Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2021, the Company had one headquarter office and one administrative office which are owned by the Company, one free-standing leased ATM, 21 full-service bank branches and six stand-alone loan production offices, with an aggregate net book value of $26.6 million. The headquarters is located in Mountlake Terrace, in Snohomish County, Washington. The administrative office is located in Aberdeen, in Grays Harbor County, Washington.  The 21 full-service bank branches are located in the following counties: three in Snohomish, two in King, two in Clallam, two in Jefferson, two in Pierce, five in Grays Harbor, two in Thurston, one in Lewis, and two in Kitsap County. Of these branch locations, 13 are owned and eight are leased facilities.  Our six stand-alone loan production offices are located in Puyallup and Tacoma, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, and Everett, in Snohomish County in the Puget Sound region and in the Tri-Cities (Kennewick), in Benton County in Eastern Washington. The stand-alone loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  The Company’s leases have remaining lease terms of four months to eight years, some of which include options to extend the leases for up to five years.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are suitable for the Company’s needs. For additional information see “Note 5 - Premises and Equipment” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Company at December 31, 2021 was $993,000.  Management has a business continuity plan in place with respect to the data processing system, as well as the Company’s operations as a whole.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.”  At December 31, 2021, there were 8,169,887 shares of common stock issued and outstanding and approximately 214 shareholders of record based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers.

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

Issuer Purchases of Equity Securities.

The following table summarizes common stock repurchases during the quarter ended December 31, 2021:

				Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan
October 1, 2021 - October 31, 2021	20,662	$34.80	20,662	$7,950,393
November 1, 2021 - November 30, 2021	600	33.68	600	7,930,188
December 1, 2021 - December 31, 2021	16,896	33.05	16,896	7,371,741
Total for the quarter	38,158	$34.01	38,158	$7,371,741

On August 30, 2021, the Company announced that its Board of Directors approved a share repurchase program of up to $10.0 million of the Company’s common shares authorized and outstanding in addition to the $900,000 remaining common shares authorized and available for repurchase under the previous share repurchase plan.  The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, from time to time, to be repurchased through June 30, 2022, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ S&P 500 Index (U.S. Stock), SNL U.S. Bank NASDAQ Index, and the SNL Thrift Index. Total return assumes the reinvestment of all dividends and that the value of common stock and bank index was $100 on December 31, 2016.

Total Return Performance
250
200
150
100
50
Index Value
FS Bancorp, Inc.
S&P 500 Index
S&P U.S. SmallCap Banks Index
S&P 600 Thrifts & Mortgage Finance Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

Source: SNL Financial LC, Charlottesville, VA

Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
FS Bancorp, Inc.	100.00	153.26	121.60	183.21	160.46	200.22
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
SNL Bank $1B-$5B	100.00	104.33	87.06	109.22	99.19	138.09
SNL Thrift $1B-$5B	100.00	121.80	106.22	143.50	136.75	175.02

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8. of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans, including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans.  As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy. At December 31, 2021, consumer loans represented 24.1% of the Company’s total gross loan portfolio, up slightly from 23.8% at December 31, 2020.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while maintaining the proportional size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, pools, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 147 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Nevada, and Minnesota with five contractor/dealers responsible for 49.5% of the funded loans dollar volume for the year ended December 31, 2021.  The Company funded $247.4 million, or approximately 11,000 loans during the year ended December 31, 2021.

The following table details fixture secured loan originations by state for the periods indicated:

	For the Twelve Months Ended		For the Twelve Months Ended
	December 31, 2021		December 31, 2020
State	Amount	Percent	Amount	Percent
Washington	$103,970	42.0%	$79,063	42.6%
Oregon	54,301	22.0	48,272	26.0
California	49,053	19.8	37,835	20.4
Idaho	19,790	8.0	10,681	5.7
Colorado	7,957	3.2	5,005	2.7
Arizona	4,294	1.7	2,728	1.5
Nevada	3,664	1.5	1,222	0.6
Minnesota	4,418	1.8	918	0.5
Total consumer loans	$247,447	100.0%	$185,724	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $1.55 billion of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $10.0 million through the home lending segment during the year ended December 31, 2021, of which $1.42 billion were sold to investors. Of the loans sold to investors, $1.10 billion were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At December 31, 2021, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $125.8 million, totaled $366.4 million, or 20.8%, of the total gross loan portfolio.

For the year ended December 31, 2021, there were more one-to-four-family loans originated to finance home purchases, reflecting increased sales of one-to-four-family homes, and decreased refinance activity, compared to the same period in the prior year as refinances surged due to the lowering of market interest rates in response to COVID-19.  Residential construction and development lending, while not as common as other options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The continuing low interest rate environment is expected to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well, which may adversely affect our net interest income and net interest margin in 2022.

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision of $500,000 for the year ended December 31, 2021, compared to $13.0 million for the same period one year ago, reflecting improved economic factors at December 31, 2021,  the increase in the loan portfolio due to organic growth, and net loan charge-offs. The reduction of the provision for loan losses also reflects improvements in “watch” classified loans that were downgraded due to the COVID-19 pandemic which have shown loan-level improvements at December 31, 2021.

Summary of Critical Accounting Policies and Estimates

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

Allowance for Loan and Lease Losses (“ALLL”). The ALLL is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The ALLL is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the ALLL. Among the material estimates required to establish the ALLL are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the ALLL at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although the Company believes that the best information available currently is used to establish the ALLL, future adjustments to the ALLL may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt the methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the ALLL in any given period. Management believes that its systematic methodology continues to be appropriate.  In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as the Current Expected Credit Loss (“CECL”) model, which was early adopted by the Company and effective January 1, 2022. For additional information on CECL see “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Recent Accounting Pronouncements” of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Servicing Rights. Servicing assets are recognized as separate assets when rights are acquired through the purchase or through the sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, the value of servicing is capitalized during the month of sale. Fair value is based on market prices for comparable mortgage contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses.  A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.  Refer to Note 4, Servicing Rights of the Notes to the Consolidated Financial Statements for further information.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax assets and liabilities are temporary differences deductible or payable in future periods. The Company had net deferred tax liabilities of $1.2 million and $58,000 at December 31, 2021 and 2020, respectively.

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

Maintaining strong asset quality. The Company believes that strong asset quality is a key to long-term financial success. The percentage of nonperforming loans to total gross loans were 0.33% and 0.49% at December 31, 2021 and 2020, respectively.  The percentage of nonperforming assets to total assets were 0.25% and 0.37% at December 31, 2021 and 2020, respectively.  The Company has actively managed the delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Company also began emphasizing consumer loan originations to borrowers with higher credit scores, generally, credit scores over 720 (although the policy allows us to go lower). Although the Company plans to place more emphasis on certain lending products, such as commercial and multi-family real estate loans, construction and development loans, including speculative residential construction loans, and commercial business loans, while growing the current size of the one-to-four-family residential mortgage loans and the consumer loan portfolios, the Company continues to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

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

Selected Financial Data

The following table sets forth certain information concerning the Company’s consolidated financial position and results of operations at and for the dates indicated and have been derived from the audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and in the Company’s Form 10-K for the years ended December 31, 2021 and 2020, and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	At December 31,
(In thousands)	2021	2020
Selected Financial Condition Data:
Total assets	$2,286,391	$2,113,241
Loans receivable, net(1)	1,728,540	1,544,981
Loans held for sale, at fair value	125,810	166,448
Securities available-for-sale, at fair value	271,359	178,018
Securities held-to-maturity	7,500	7,500
FHLB stock, at cost	4,778	7,439
Deposits	1,915,744	1,674,071
Borrowings	42,528	165,809
Subordinated note, net	49,394	10,000
Total stockholders’ equity	247,507	230,007

	Year Ended December 31,
(In thousands)	2021	2020
Selected Operations Data:
Total interest and dividend income	$96,374	$88,837
Total interest expense	9,725	14,717
Net interest income	86,649	74,120
Provision for loan losses	500	13,036
Net interest income after provision for loan losses	86,149	61,084
Service charges and fee income	4,349	2,373
Bargain purchase gain	—	—
Gain on sale of loans	31,083	48,842
Loss on disposed fixed assets	—	—
Gain on sale of investment securities	—	300
Gain on sale of mortgage servicing rights	—	—
Earnings on cash surrender value of Bank Owned Life Insurance	866	870
Other noninterest income	1,215	2,974
Total noninterest income	37,513	55,359
Total noninterest expense	76,242	66,593
Income before provision for income taxes	47,420	49,850
Provision for income taxes	10,008	10,586
Net income	$37,412	$39,264

_______________________

(1)	Net of allowances for loan losses, loans in process and deferred loan costs, fees, premiums, and discounts.

	At or For the
	Year Ended December 31,
Selected Financial Ratios and Other Data	2021	2020
Performance ratios:
Return on assets (ratio of net income to average total assets)	1.71%	2.02%
Return on equity (ratio of net income to average equity)	15.74	18.74
Yield on average interest-earning assets	4.59	4.82
Rate paid on average interest-bearing liabilities	0.65	1.07
Net interest rate spread	3.94	3.75
Net interest margin(1)	4.13	4.02
Operating expense to average total assets	3.48	3.43
Average interest-earning assets to average
interest-bearing liabilities	139.74	133.62
Efficiency ratio(2)	61.41	51.43
Margin on loans sold (3)	2.69	2.48
Asset quality ratios:
Non-performing assets to total assets at end of period(4)	0.25%	0.37%
Non-performing loans to total gross loans(5)	0.33	0.49
Allowance for loan losses to non-performing loans(5)	440.24	337.22
Allowance for loan losses to gross loans receivable	1.46	1.66
Capital ratios:
Equity to total assets at end of period	10.83%	10.88%
Average equity to average assets	10.86	10.80
Other data:
Number of full-service offices	21	21
Full-time equivalent employees	536	506
Net income per common share:
Basic	$4.42	$4.57
Diluted	$4.32	$4.49
Book values:
Book value per common share	$30.75 (7)	$27.67 (6)

Share and per share data has been adjusted for all periods to reflect a two-for-one- stock split effective July 14, 2021.

__________________________

(1)	Net interest income divided by average interest-earning assets.
(2)	Total noninterest expense as a percentage of net interest income and total other noninterest income.
(3)	Cash margins on loans sold net of deferred fees/costs.
(4)	Nonperforming assets consists of nonperforming loans (which include nonaccruing loans and accruing loans more than 90 days past due), foreclosed real estate and other repossessed assets.
(5)	Nonperforming loans consists of nonaccruing loans and accruing loans more than 90 days past due.
(6)	Book value per common share was calculated using shares outstanding of 8,475,912 at December 31, 2020, less 110,184 shares of unvested restricted stock, and unallocated ESOP shares of 51,842.
(7)	Book value per common share was calculated using shares outstanding of 8,169,887 at December 31, 2021, less 121,672 shares of unvested restricted stock.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Assets. Total assets increased $173.2 million, to $2.29 billion at December 31, 2021, from $2.11 billion at December 31, 2020, primarily due to increases in loans receivable, net of $183.6 million, securities available-for-sale of $93.3 million, servicing rights of $4.4 million, and other assets of $2.5 million, partially offset by decreases in total cash and cash equivalents of $65.1 million, loans held for sale of $40.6 million, Federal Home Loan Bank (“FHLB”) stock of $2.7 million, and certificates of deposit at other financial institutions of $1.7 million. The increase in total assets were primarily funded by deposit growth and net proceeds from the issuance of subordinated notes during the year ended December 31, 2021.

Loans receivable, net, increased $183.6 million, to $1.73 billion at December 31, 2021, from $1.54 billion at December 31, 2020. Total real estate loans increased $167.6 million, including increases in one-to-four-family portfolio loans of $55.3 million, multi-family loans of $47.1 million, commercial real estate loans of $42.3 million, and construction and development loans of $25.5 million, partially offset by a decrease in home equity loans of $2.5 million.  Undisbursed construction and development loan commitments increased $38.6 million, or 26.9%, to $182.3 million at December 31, 2021, as compared to $143.7 million at December 31, 2020. Consumer loans increased $48.6 million, primarily due to increases of $54.3 million in indirect home improvement loans, partially offset by a decrease of $5.1 million in marine loans. Commercial business loans decreased $31.5 million, due to a decrease in warehouse lending of $15.8 million reflecting the recent increase in residential mortgage interest rates and reduced refinance activity and commercial and industrial loans decreasing $15.7 million, including a net decrease in PPP loans of $37.9 million.  The focused increase in commercial and industrial loans is tied to the Bank’s investment in our business lending platform, including employees to service business lending customers and cash management teams to support business deposits.

Loans held for sale, consisting of one-to-four-family loans, decreased by $40.6 million, or 24.4%, to $125.8 million at December 31, 2021, compared to $166.4 million at December 31, 2020.  Purchase activity was driven by a strong housing market in the Pacific Northwest while slightly higher market rates in 2021 reduced refinance activity. The Company continues to invest in its home lending operations and strategically adds production staff in the markets we serve.

One-to-four-family loan originations for the year ended December 31, 2021, included $1.35 billion of loans originated for sale, $190.2 million of portfolio loans including first and second liens, and $10.0 million of loans brokered to other institutions.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

	For the Year Ended		For the Year Ended		Year	Year
	December 31, 2021		December 31, 2020		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$869,108	55.9%	$731,820	39.1%	$137,288	18.8
Refinance	685,727	44.1	1,141,277	60.9	(455,550)	(39.9)
Total	$1,554,835	100.0%	$1,873,097	100.0%	$(318,262)	(17.0)

During the year ended December 31, 2021, the Company sold $1.42 billion of one-to-four-family loans, compared to sales of $1.64 billion one year ago. In addition, the cash margin on loans sold, net of deferred fees and capitalized expenses, increased to 2.69% for the year ended December 31, 2021, compared to 2.48% for the year ended December 31, 2020.  Margin reported is based on actual loans sold into the secondary market and the related value of capitalized servicing, partially offset by recognized deferred loans fees and capitalized expenses.  The gross cash margins on loans sold, were 3.97% and 4.25% for the year ended December 31, 2021 and 2020, respectively.  Gross cash margins on loans sold is defined as the margin on loans sold without the impact of deferred loan fees and costs.

The ALLL was $25.6 million, or 1.46% of gross loans receivable, excluding loans held for sale at December 31, 2021, compared to $26.2 million, or 1.66% of gross loans receivable, excluding loans held for sale, at December 31, 2020. Substandard loans increased to $18.1 million at December 31, 2021, compared to $17.6 million at December 31, 2020. This increase in substandard loans was primarily due to increases of $5.7 million in commercial and industrial loans, partially offset by a $4.7 million decrease in one-to-four-family.  Nonperforming loans, consisting solely of nonaccruing loans 90-days or more past due, decreased to $5.8 million at December 31, 2021, from $7.8 million at December 31, 2020.  At December 31, 2021, nonperforming loans consisted of $4.4 million in commercial business loans, $551,000 of indirect home improvement loans, $480,000 in one-to-four-family loans, and $301,000 of home equity loans.  The ratio of nonperforming loans to total gross loans was 0.33% at December 31, 2021, compared to 0.49% at December 31, 2020.  There were no OREO properties at December 31, 2021, and one OREO property totaling $90,000 at December 31, 2020.  As of December 31, 2021, the amount of loans remaining under interest-only payment/relief agreements due to COVID-19 included commercial real estate loans of $6.9 million and commercial business loans of $2.1 million.  These loans were classified as current and accruing interest, with the exception of $1.2 million in commercial business loans which were classified as nonaccrual, yet current on contractual payments. These modifications were not classified as troubled debt restructurings pursuant to guidance in effect at the time of modification.  At December 31, 2021 the Company had no

TDRs. See “Item 1. Business - Lending Activities - Asset Quality” of this Form 10-K for additional information regarding the Company’s nonperforming loans.

In accordance with acquisition accounting, the ALLL does not include the recorded discount on loans acquired in the Anchor Acquisition of $751,000  and $1.5 million on $84.3 million and $132.6 million of gross loans at December 31, 2021 and December 31, 2020, respectively.

Liabilities. Total liabilities increased $155.7 million to $2.04 billion at December 31, 2021, from $1.88 billion at December 31, 2020, primarily due to increases of $241.7 million in deposits and $40.0 million in subordinated notes, partially offset by a decrease of $123.3 million in borrowings and $2.9 million in other liabilities.

Total deposits increased $241.7 million to $1.92 billion at December 31, 2021, from $1.67 billion at December 31, 2020. The increase in deposits was primarily driven by organic growth in customer relationships, proceeds from PPP loans and government stimulus checks deposited directly into customer accounts, and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. Transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $219.6 million to $808.8 million at December 31, 2021, from $589.1 million at December 31, 2020, primarily due to a $94.7 million increase in noninterest-bearing checking, and a $123.0 million increase in interest-bearing checking. Money market and savings accounts increased $163.9 million, or 28.1%, to $746.3 million at December 31, 2021, from $582.4 million at December 31, 2020. Time deposits decreased $141.9 million to $360.7 million at December 31, 2021, from $502.5 million at December 31, 2020. Nonretail CDs which include brokered CDs, online CDs, and public funds decreased $82.4 million to $114.2 million, at December 31, 2021, compared to $196.6 million at December 31, 2020, primarily due to an $88.9 million decrease in brokered CDs. The reduction in non-retail CDs is directly tied to the Company replacing these non-retail CDs with brokered interest-bearing checking deposits of $90.0 million.  The bulk of our wholesale funding activity has been tied to liability interest rate swap arrangements of $90.0 million that are funded with 90-day liabilities, as discussed below. Escrow accounts related to mortgages serviced increased $2.0 million to $16.4 million at December 31, 2021, reflecting an increase in the servicing portfolio.

Deposits are summarized as follows at the years indicated:

	December 31,	December 31,
	2021 (1)(2)	2020(1)(2)
Noninterest-bearing checking	$443,133	$348,421
Interest-bearing checking (6)	349,251	226,282
Savings	193,922	152,842
Money market (3)	552,357	429,548
Certificates of deposit less than $100,000(4)	186,974	299,157
Certificates of deposit of $100,000 through $250,000	116,206	135,901
Certificates of deposit of $250,000 and over(5)	57,512	67,488
Escrow accounts related to mortgages serviced	16,389	14,432
Total	$1,915,744	$1,674,071

_______________________________

(1)	Includes $150.7 million of deposits at December 31, 2021 from the Branch Purchase and $129.5 million at December 31, 2020.
(2)	Includes $281.8 million and $286.5 million of deposits at December 31, 2021 and December 31, 2020, respectively, from the Anchor Acquisition.
(3)	Includes $5.0 million and $15.0 million of brokered deposits at December 31, 2021 and December 31, 2020, respectively.
(4)	Includes $97.6 million and $186.4 million of brokered certificates of deposit at December 31, 2021 and December 31, 2020, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit.
(6)	Includes $90.0 million and $0 of brokered deposits at December 31, 2021 and December 31, 2020, respectively.

As a result, primarily due to the COVID-19 pandemic and the resulting availability of PPP loan funds and stimulus funds made available during the first half of 2021, the table above reflects year over year increases as well as changes in the composition of deposits, reflecting customers transferring funds from CDs to more liquid interest-bearing accounts, such as money market and interest-bearing checking.

Borrowings comprised of FHLB advances, decreased $123.3 million to $42.5 million at December 31, 2021, from $165.8 million at December 31, 2020, primarily related to the repayment of $63.3 million of Paycheck Protection Program Liquidity Facility (“PPPLF”) borrowings, due in part to SBA forgiveness of the underlying PPP loans and the maturity of $60.0 million of FHLB advances utilizing funds attributable to deposit growth.

During the year ended December 31, 2021, the Company repaid $10.0 million in subordinated notes with an interest rate fixed at 6.5% and issued $50.0 million in aggregate principal amount of its 3.75% fixed-to-floating rate subordinated notes in a private placement transaction announced on February 10, 2021, at an offering price equal to 100% of the aggregate principal amount of the Notes, of which $50.0 million have been exchanged for subordinated notes registered under the Securities Act of 1933. Net proceeds, after placement agent fees and offering expenses, was approximately $49.3 million. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.  For additional information related to our subordinated notes see Note 9, Debt of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10 K.

Management entered into two liability interest rate swap arrangements designated as cash flow hedges in the first quarter of 2020 and one liability interest rate swap arrangement in the third quarter of 2020 to lock the expense costs associated with $90.0 million in brokered deposits.  The average cost of these $90 million in notional pay fixed interest rate swap agreements was 73 basis points for which the Bank pays a fixed rate of 73 basis points to the interest rate swap counterparty, compared to the quarterly reset of three-month LIBOR that will adjust quarterly.  Management will continue to implement processes to match balance sheet funding duration and minimize interest rate risk and costs.

Stockholders’ Equity. Total stockholders’ equity increased $17.5 million, to $247.5 million at December 31, 2021, from $230.0 million at December 31, 2020.  The increase in stockholders’ equity during the year ended December 31, 2021, was primarily due to net income of $37.4 million, partially offset by common stock repurchases of $18.0 million, and cash dividends of $4.6 million. The Company repurchased 524,353 shares of its common stock during the year ended December 31, 2021, at an average price of $34.40 per share.  Book value per common share was $30.75 at December 31, 2021, compared to $27.67 at December 31, 2020.

We calculated book value based on common shares outstanding of 8,169,887 at December 31, 2021, less 121,672 unvested restricted stock shares for the reported common shares outstanding of 8,048,215. Common shares outstanding was calculated using 8,475,912 shares at December 31, 2020, less 110,184 unvested restricted stock shares, and 51,842 of unallocated ESOP shares for the reported common shares outstanding of 8,313,886.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2021. Income and all average balances are monthly average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.  The yields on tax-exempt municipal bonds have not been computed on a tax equivalent basis.

	Year Ended December 31,
	2021			2020			2019
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned	Yield/	Balance	Earned	Yield/	Balance	Earned	Yield/
(Dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net and loans held for sale (1) (2)	$1,762,832	$90,737	5.15%	$1,576,975	$84,128	5.33%	$1,361,616	$84,706	6.22%
Taxable mortgage-backed securities	75,493	1,773	2.35	68,739	1,593	2.32	49,422	1,340	2.71
Taxable AFS investment securities	56,063	1,002	1.79	47,344	1,105	2.33	41,686	1,177	2.82
Tax-exempt AFS investment securities	97,471	1,800	1.85	39,721	795	2.00	11,441	300	2.63
Taxable HTM Investment securities	7,500	380	5.07	2,441	123	5.04	—	—	—
FHLB stock	5,494	256	4.66	8,079	394	4.88	8,500	454	5.34
Interest-bearing deposits at other financial institutions	93,435	426	0.46	100,783	699	0.69	79,749	1,648	2.07
Total interest-earning assets	2,098,288	96,374	4.59%	1,844,082	88,837	4.82%	1,552,414	89,625	5.77%

Interest-bearing liabilities:
Savings and money market	661,199	1,604	0.24%	476,589	2,457	0.52%	380,474	3,098	0.81%
Interest-bearing checking	268,203	282	0.11	210,759	388	0.18	181,852	1,414	0.78
Certificates of deposit	464,921	5,043	1.08	535,047	9,135	1.71	515,634	11,650	2.26
Borrowings	63,128	1,074	1.70	147,836	1,961	1.33	93,405	2,476	2.65
Subordinated note	44,160	1,722	3.90	9,899	776	7.84	9,874	679	6.88
Total interest-bearing liabilities	1,501,611	9,725	0.65%	1,380,130	14,717	1.07%	1,181,239	19,317	1.64%

Net interest income		$86,649			$74,120			$70,308
Net interest rate spread			3.94%			3.75%			4.13%
Net earning assets	$596,677			$463,952			$371,175
Net interest margin			4.13%			4.02%			4.53%
Average interest-earning assets to average interest-bearing liabilities	139.74%			133.62%			131.42%

____________________________

(1)	The average loans receivable, net balances include nonaccruing loans.
(2)	Includes net deferred fee recognition of $9.4 million, $5.4 million, and $4.1 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

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

	Year Ended December 31, 2021 vs. 2020			Year Ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable, net and loans held for sale(1)	$9,915	$(3,306)	$6,609	$13,397	$(13,975)	$(578)
Taxable mortgage-backed securities	157	23	180	524	(271)	253
Taxable AFS Investment securities	204	(307)	(103)	160	(232)	(72)
Tax-exempt AFS investment securities	1,152	(147)	1,005	744	(249)	495
Taxable HTM Investment securities	255	2	257	123	—	123
FHLB stock	(126)	(12)	(138)	(22)	(38)	(60)
Interest-bearing deposits at other financial institutions	(51)	(222)	(273)	435	(1,384)	(949)
Total interest-earning assets	$11,506	$(3,969)	$7,537	$15,361	$(16,149)	$(788)

Interest-bearing liabilities:
Savings and money market	$952	$(1,805)	$(853)	$783	$(1,424)	$(641)
Interest-bearing checking	106	(212)	(106)	225	(1,251)	(1,026)
Certificates of deposit	(1,197)	(2,895)	(4,092)	439	(2,954)	(2,515)
Borrowings	(1,124)	237	(887)	1,443	(1,958)	(515)
Subordinated note	2,686	(1,740)	946	2	95	97
Total interest-bearing liabilities	$1,423	$(6,415)	$(4,992)	$2,892	$(7,492)	$(4,600)

Net change in net interest income			$12,529			$3,812

__________________________

(1)	The average loans receivable, net balances include nonaccruing loans.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

General. Net income was $37.4 million for the year ended December 31, 2021, and  $39.3 million for the year ended December 31, 2020. The decrease in net income was primarily impacted by a $17.8 million, or 32.2% reduction in noninterest income and a $9.6 million, or 14.5% increase in noninterest expense, partially offset by a $12.5  million, or 96.2% decrease in the provision for loan losses, and a $12.5 million, or 16.9% increase in net interest income.

Net Interest Income. Net interest income increased $12.5 million, to $86.6 million for the year ended December 31, 2021, from $74.1 million for the year ended December 31, 2020. This increase was primarily the result of an improved mix of loans versus other interest-earning assets and increased balances in higher yielding loans funded by lower cost deposits.  Interest income increased $7.5 million, primarily due to an increase of $6.6 million in interest income on loans receivable, including fees, impacted primarily by organic loan growth and net deferred fees recognized upon SBA forgiveness of PPP loans.  Interest expense decreased $5.0 million, primarily as a result of repricing deposit rates and a reduction in higher cost borrowings. For the year ended December 31, 2021, the total recognition of net deferred fees on forgiven and amortizing PPP loans was $2.3 million.

The net interest margin (“NIM”) increased  11 basis points to 4.13% for the year ended December 31, 2021, from 4.02% for the same period in the prior year. The increase in NIM reflects an improved mix of interest-bearing assets, including a higher balance of higher yielding portfolio loans and investment securities and a significant decrease of interest-bearing cash balances, earning a nominal yield combined with the reduction in our deposit and borrowing costs.  Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income.  Interest income for the year ended December 31, 2021, increased $7.5 million, to $96.4 million, from $88.8 million for the year ended December 31, 2020. The increase during the year was primarily attributable to an increase in the average balance of total interest-earning assets, partially offset by the decline in the average loan yield. The decrease in average yield on interest-earning assets compared to a year earlier primarily reflects decreases in the average yield for almost all interest earning assets, in particular, loan yields impacted by  refinances of one-to-four-family loans and loan repricing to a lower market interest rate, and the origination last year of low-yielding PPP loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the maturity of the loans.  Unamortized net deferred fees on PPP loans were $447,000 at December 31, 2021.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,762,832	5.15%	$1,576,975	5.33%	$6,609
Mortgage-backed securities	75,493	2.35	68,739	2.32	180
Investment securities available-for-sale	153,534	1.83	87,065	2.18	902
Investment securities held-to-maturity	7,500	5.07	2,441	5.04	257
FHLB stock	5,494	4.66	8,079	4.88	(138)
Interest-bearing deposits at other financial institutions	93,435	0.46	100,783	0.69	(273)
Total interest-earning assets	$2,098,288	4.59%	$1,844,082	4.82%	$7,537

___________________________

(1)	The average loans receivable, net balances include nonaccruing loans.

Interest Expense. Interest expense decreased $5.0 million, to $9.7 million for the year ended December 31, 2021, from $14.7 million for the prior year, primarily due to decreased interest expense on deposits of $5.1 million and a reduction in higher cost borrowings. The average cost of funds for total interest-bearing liabilities decreased 42 basis points to 0.65% for the year ended December 31, 2021, compared to 1.07% for the year ended December 31, 2020.  This decrease was predominantly due to the decline in cost for market rate deposits and borrowings as well as managed runoff of higher cost CD funding. The average cost of interest-bearing deposits decreased 48 basis points to 0.50% for the year ended December 31, 2021, compared to 0.98% for the year ended December 31, 2020, reflecting lower market interest rates.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$661,199	0.24%	$476,589	0.52%	$(853)
Interest-bearing checking	268,203	0.11	210,759	0.18	(106)
Certificates of deposit	464,921	1.08	535,047	1.71	(4,092)
Borrowings	63,128	1.70	147,836	1.33	(887)
Subordinated note	44,160	3.90	9,899	7.84	946
Total interest-bearing liabilities	$1,501,611	0.65%	$1,380,130	1.07%	$(4,992)

Provision for Loan Losses. For the year ended December 30, 2021, the provision for loan losses was $500,000, compared to $13.0 million for the year ended December 31, 2020. The reduction of the provision for loan losses reflects improved economic factors on credit deterioration related to the COVID-19 pandemic utilized to calculate the allowance for loan losses and also reflects loan-level improvements for previously downgraded loans due to the COVID-19 pandemic at December 31, 2021, compared to the same time last year.  During the year ended December 31, 2021, net charge-offs totaled $1.0 million compared to $93,000 during the year ended December 31, 2020, primarily due to increased consumer loan charge-offs.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2021 and 2020:

	At or For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Provision for loan losses	$500	$13,036
Net charge-offs	$1,037	$93
Allowance for loan losses	$25,635	$26,172
Allowance for loan losses as a percentage of total gross loans receivable at the end of the year	1.46%	1.66%
Non-accrual and 90 days or more past due loans	$5,823	$7,761
Allowance for loan losses as a percentage of nonperforming loans at end of year	440.2%	337.2%
Nonaccrual and 90 days or more past due loans as a percentage of gross loans receivable at the end of the year	0.33%	0.49%
Total gross loans	$1,759,026	$1,574,227

Management considers the ALLL at December 31, 2021, to be adequate to cover estimated losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income decreased $17.8 million, to $37.5 million for the year ended December 31, 2021, from $55.4 million for the year ended December 31, 2020. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31,		Increase/(Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Service charges and fee income	$4,349	$2,373	$1,976	83.3%
Gain on sale of loans	31,083	48,842	(17,759)	(36.4)
Gain on sale of investment securities	—	300	(300)	(100.0)
Earnings on cash surrender value of BOLI	866	870	(4)	(0.5)
Other noninterest income	1,215	2,974	(1,759)	(59.1)
Total noninterest income	$37,513	$55,359	$(17,846)	(32.2)%

The year over year decreases include a $17.8 million, or 36.4% decrease in gain on sale of loans, primarily due to a reduction in the amount of originated and sold refinance loans, and a $1.8 million, or 59.1% decrease in other noninterest income mostly due to the net gain from a one-time sale of Class B Visa stock shares of $1.5 million during the last year, partially offset by a $2.0 million, or 83.3% increase in net service charges and fee income.  The Company recorded net losses of $1.1 million and $3.7 million on gross contractually specified servicing fees, late fees, and other ancillary fees, net of mortgage servicing rights amortization, resulting from servicing of loans for the years ended December 31, 2021 and 2020, respectively. The net losses were included in service charges and fee income.

Noninterest Expense. Noninterest expense increased $9.6 million, or 14.5%, to $76.2 million for the year ended December 31, 2021, from $66.6 million for the year ended December 31, 2020. The following table provides an analysis of the changes in the components of noninterest expense:

	Year Ended December 31,		Increase/(Decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and benefits	$49,721	$38,095	$11,626	30.5%
Operations	10,791	10,471	320	3.1
Occupancy	4,892	4,736	156	3.3
Data processing	4,951	4,388	563	12.8
Loss on sale of OREO	9	2	7	350.0
OREO expenses	—	4	(4)	(100.0)
Loan costs	2,795	2,066	729	35.3
Professional and board fees	3,181	2,797	384	13.7
FDIC insurance	636	829	(193)	(23.3)
Marketing and advertising	634	530	104	19.6
Amortization of core deposit intangible	691	706	(15)	(2.1)
(Recovery) impairment of servicing rights	(2,059)	1,969	(4,028)	(204.6)
Total noninterest expense	$76,242	$66,593	$9,649	14.5%

The increase in noninterest expense was primarily due a $11.6 million increase in salaries and benefits, primarily attributable to a reduction in recognized deferred costs on direct loan origination activities of $9.7 million and increases in compensation of $4.2 million and medical expenses of $2.0 million, partially offset by a decrease in incentives and commissions of $5.3 million.  Compensation increased due to increased staffing as full-time employees increased by 30 and upward market pressure on salaries and wages. The primary offset to the increase in noninterest expense was due to the $4.0 million net change in the value of servicing rights resulting in a $2.1 million recovery of servicing rights, from a $2.0 million impairment recognized last year due to the low interest rate environment from the government’s response to the COVID-19 pandemic.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, rose to, 61.41% for the year ended December 31, 2021, compared to 51.43% for the year ended December 31, 2020, primarily representing the decrease in noninterest income and the increase in noninterest expense noted above.

Provision for Income Tax. For the year ended December 31, 2021, the Company recorded a provision for income tax expense of $10.0 million on pre-tax income of $47.4 million, as compared to a provision of income tax expense of $10.6 million on pre-tax income of $49.9 million for the year ended December 31, 2020. There was a net deferred tax liability of $1.2 million and $58,000 at December 31, 2021 and 2020, respectively. The effective corporate income tax rates for the years ended December 31, 2021 and 2020 were 21.1% and 21.2%, respectively.  For additional information regarding income taxes, see “Note 11 - Income Taxes” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits, subordinated notes, and FHLB advances, reprice more rapidly or at different rates than the interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on the Company’s results of operations, the Company has adopted an Asset and Liability Management Policy. The Board of Directors sets the Asset and Liability Management Policy for the Bank, which is implemented by the Asset/Liability Committee (“ALCO”), an internal management committee. The board-level oversight for ALCO is performed by the Audit Committee of the Board of Directors.

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

Interest Rate Risk. If the Federal Reserve Board changes the Fed Funds rate 100, 200 or 300 basis points, the Bank policy dictates that a change in net interest income should not change more that 15%, 25% and 40%, respectively.

The table presented below, as of December 31, 2021, is an analysis prepared for 1st Security Bank of Washington by a third-party consultant utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. No rates in the model are allowed to go below zero. Given that the current targeted Fed Funds rate is a range of 0.00% to 0.25%, a 100, 200 or 300 basis point reduction in rates is not reported.  The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur.  The table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2021.

Change in Interest	Net Interest Income
Rates in Basis Points	Amount	Change	Change

	(Dollars in thousands)
300bp	$102,054	$3,808	3.88%
200bp	100,264	2,018	2.05
100bp	99,173	927	0.94
0bp	98,246	—	—

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

In evaluating 1st Security Bank of Washington’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. 1st Security Bank of Washington considers all of these factors in monitoring its exposure to interest rate risk.

Liquidity and Capital Resources

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit runoff that may occur in the normal course of business. The Company relies on a number of different sources in order to meet potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, purchases of federal funds, sale of securities available-for-sale, cash flows from loan payments, sales of one-to-four-family loans held for sale, and maturing securities. While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2021, the Bank’s total borrowing capacity was $527.2 million with the FHLB of Des Moines, with unused borrowing capacity of $483.9 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At December 31, 2021, the Bank held approximately $761.6 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line of credit with the FRB, with a current limit of $200.1 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships as of December 31, 2021. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for the FRB’s line of credit.  At December 31, 2021, the Bank held approximately $428.7 million in loans that qualify as collateral for the FRB line of credit. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2021, the approved outstanding loan commitments, including unused lines of credit, of $376.3 million and $182.3 million of undisbursed construction and development loan commitments, amounted to $558.6 million. For information regarding our commitments and off-balance sheet arrangements, see “Note 12 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Securities purchased during the years ended December 31, 2021 and 2020 totaled $130.1 million and $106.9 million, respectively, and securities repayments, maturities and sales in those periods were $29.9 million and $49.9 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended December 31, 2021 and 2020, the Bank sold $1.40 billion and $1.64 billion in loans and loan participation interests, respectively.  During the years ended December 31, 2021 and 2020, the Bank received $899.3 million and $757.8 million in principal repayments, respectively.

The Bank’s liquidity has been positively impacted by increases in deposit levels.  During the years ended December 31, 2021 and 2020, deposits increased by $241.5 million and $281.7 million, respectively. As a result, our liquid assets in the form of cash and cash equivalents, CDs at other financial institutions and investment securities increased to $315.9 million at December 31, 2021 from $289.4 million at December 31, 2020. Certificates of deposit scheduled to mature in one year or less at December 31, 2021, totaled $211.8 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing  relationship deposits will remain with the Bank.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during the year ending December 31, 2022 that would materially impact liquidity. We also have purchase obligations, generally with remaining terms of less than three years and contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.

For the year ending December 31, 2022, we project that fixed commitments will include $1.4 million of operating lease payments. There are $15.0 million of scheduled payments and maturities of FHLB borrowings during the year ending December 31, 2022.  For information regarding our operating leases, see “Note 6 - Leases” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. During the year ended December 31, 2021, the Company repaid $10.0 million in subordinated notes with an interest rate fixed at 6.5% and issued $50.0 million in aggregate principal amount of its 3.75% fixed-to-floating rate subordinated notes in a private placement transaction announced on February 10, 2021, at an offering price equal to 100% of the aggregate principal amount of the Notes, of which $50.0 million have been exchanged for subordinated notes registered under the Securities Act of 1933. Net proceeds, after placement agent fees and offering expenses, was approximately $49.3 million. The Notes will mature on February 15, 2031. For regulatory capital purposes, the subordinated notes have been structured to qualify initially as Tier 2 Capital for the Company. Dividends and other capital distributions from the Bank are subject to regulatory notice. If our capital deteriorates such that our Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt. At December 31, 2021, FS Bancorp, Inc. had $19.9 million in unrestricted cash to meet liquidity needs.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.20 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.20 per share, our average total dividend paid each quarter would be approximately $1.1 million based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2021, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at December 31, 2021, the Bank was considered to be well capitalized. Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%.  At December 31, 2021, the Bank qualified and elected to use the CBLR to measure capital adequacy.  The CBLR calculated for the Bank at December 31, 2021 was 12.2%, compared to 10.9% at December 31, 2020.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2021, FS Bancorp would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at December 31, 2021 was 10.8%. For additional information regarding  regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting standards, please see “Note 1- Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

FS Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Allowance for Loan Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated allowance for loan losses balance was $25.6 million at December 31, 2021. The allowance for loan losses is maintained to provide for probable losses on existing loans based on evaluating risks in the loan portfolio and is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information is available.

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

The primary procedures we performed to address this critical audit matter included:

●	Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for loan losses, including controls over the accuracy of risk ratings of loans and the determination of the reasonableness of the qualitative factors used.

●	Testing a risk-based, targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk grades for the loans are reasonable based on current information available.

●	Obtaining management’s analysis and supporting documentation related to the qualitative factors, and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.

●	Testing the completeness and accuracy of the data used in the calculation, application of the loan risk grades determined by management and used in the calculation, application of the qualitative factors determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.
●	Analytically reviewing historical asset quality trends and the overall characteristics of the loan portfolio including times past due, charge-off activity, and concentration of loan types for areas of directional consistency or bias.

/s/ Moss Adams LLP

Everett, Washington

March 16, 2022

We have served as the Company’s auditor since 2006.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(Dollars in thousands, except share data)

	December 31,	December 31,
ASSETS	2021	2020
Cash and due from banks	$12,043	$11,554
Interest-bearing deposits at other financial institutions	14,448	80,022
Total cash and cash equivalents	26,491	91,576
Certificates of deposit at other financial institutions	10,542	12,278
Securities available-for-sale, at fair value	271,359	178,018
Securities held-to-maturity (fair value of $8,128 and $7,556, respectively)	7,500	7,500
Loans held for sale, at fair value	125,810	166,448
Loans receivable, net	1,728,540	1,544,981
Accrued interest receivable	7,594	7,030
Premises and equipment, net	26,591	27,343
Operating lease right-of-use (“ROU”) assets	4,557	4,949
Federal Home Loan Bank (“FHLB”) stock, at cost	4,778	7,439
Other real estate owned (“OREO”)	—	90
Bank owned life insurance (“BOLI”), net	37,092	36,226
Servicing rights, held at the lower of cost or fair value	16,970	12,595
Goodwill	2,312	2,312
Core deposit intangible, net	4,060	4,751
Other assets	12,195	9,705
TOTAL ASSETS	$2,286,391	$2,113,241
LIABILITIES
Deposits:
Noninterest-bearing accounts	$459,522	$362,853
Interest-bearing accounts	1,456,222	1,311,218
Total deposits	1,915,744	1,674,071
Borrowings	42,528	165,809
Subordinated notes:
Principal amount	50,000	10,000
Unamortized debt issuance costs	(606)	—
Total subordinated notes less unamortized debt issuance costs	49,394	10,000
Operating lease liabilities	4,792	5,176
Deferred tax liability, net	1,183	58
Other liabilities	25,243	28,120
Total liabilities	2,038,884	1,883,234
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 8,169,887 and 8,475,912 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	82	85
Additional paid-in capital	67,958	81,275
Retained earnings	179,215	146,405
Accumulated other comprehensive income, net of tax	252	2,533
Unearned shares – Employee Stock Ownership Plan (“ESOP”)	—	(291)
Total stockholders’ equity	247,507	230,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,286,391	$2,113,241

Share and per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

(Dollars in thousands, except earnings per share data)

_________________________________________________________________________________________________________________________

	Year Ended
	December 31,
	2021	2020
INTEREST INCOME
Loans receivable, including fees	$90,737	$84,128
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	5,637	4,709
Total interest and dividend income	96,374	88,837
INTEREST EXPENSE
Deposits	6,929	11,980
Borrowings	1,074	1,961
Subordinated notes	1,722	776
Total interest expense	9,725	14,717
NET INTEREST INCOME	86,649	74,120
PROVISION FOR LOAN LOSSES	500	13,036
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	86,149	61,084
NONINTEREST INCOME
Service charges and fee income	4,349	2,373
Gain on sale of loans	31,083	48,842
Gain on sale of investment securities	—	300
Earnings on cash surrender value of BOLI	866	870
Other noninterest income	1,215	2,974
Total noninterest income	37,513	55,359
NONINTEREST EXPENSE
Salaries and benefits	49,721	38,095
Operations	10,791	10,471
Occupancy	4,892	4,736
Data processing	4,951	4,388
Loss on sale of OREO	9	2
OREO expenses	—	4
Loan costs	2,795	2,066
Professional and board fees	3,181	2,797
Federal Deposit Insurance Corporation (“FDIC”) insurance	636	829
Marketing and advertising	634	530
Amortization of core deposit intangible	691	706
(Recovery) impairment of servicing rights	(2,059)	1,969
Total noninterest expense	76,242	66,593
INCOME BEFORE PROVISION FOR INCOME TAXES	47,420	49,850
PROVISION FOR INCOME TAXES	10,008	10,586
NET INCOME	$37,412	$39,264
Basic earnings per share	$4.42	$4.57
Diluted earnings per share	$4.32	$4.49

Share and per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

(In thousands)

	Year Ended
	December 31,
	2021	2020
Net income	$37,412	$39,264
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized holding (loss) gain during period	(5,150)	3,754
Income tax benefit (provision) related to unrealized holding (loss) gain	1,108	(807)
Reclassification adjustment for realized gains, net included in net income	—	(300)
Income tax provision related to reclassification for realized gains, net	—	65
Cash flow hedges:
Unrealized derivative gains (losses) during period	1,706	(1,429)
Income tax (provision) benefit related to unrealized derivative gains (losses)	(367)	307
Reclassification adjustment for realized loss, net included in net income	538	198
Income tax benefit related to reclassification, net	(116)	(43)
Other comprehensive (loss) income, net of tax	(2,281)	1,745
COMPREHENSIVE INCOME	$35,131	$41,009

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

(Dollars in thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2020	8,918,082	$89	$89,223	$110,715	$788	$(573)	$200,242
Net income	—	$—	—	39,264	—	—	$39,264
Dividends paid ($0.42 per share)	—	$—	—	(3,574)	—	—	$(3,574)
Share-based compensation	—	$—	1,020	—	—	—	$1,020
Restricted stock awards	49,760	$1	—	—	—	—	$1
Common stock repurchased - repurchase plan	(519,086)	$(5)	(9,797)	—	—	—	$(9,802)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(1,640)	$—	(35)	—	—	—	$(35)
Stock options exercised	28,796	$—	(161)	—	—	—	$(161)
Other comprehensive income, net of tax	—	$—	—	—	1,745	—	$1,745
ESOP shares allocated	—	$—	1,025	—	—	282	$1,307
BALANCE, December 31, 2020	8,475,912	$85	$81,275	$146,405	$2,533	$(291)	$230,007

BALANCE, January 1, 2021	8,475,912	$85	$81,275	$146,405	$2,533	$(291)	$230,007
Net income	—	$—	—	37,412	—	—	$37,412
Dividends paid ($0.56 per share)	—	$—	—	(4,602)	—	—	$(4,602)
Share-based compensation	—	$—	1,446	—	—	—	$1,446
Restricted stock awards	41,350	$—	—	—	—	—	$—
Common stock repurchased	(518,383)	$(4)	(13,957)	—	—	—	$(13,961)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(5,970)	$—	(211)	—	—	—	$(211)
Stock options exercised, net	176,978	$1	(2,077)	—	—	—	$(2,076)
Other comprehensive loss, net of tax	—	$—	—	—	(2,281)	—	$(2,281)
ESOP shares allocated	—	$—	1,482	—	—	291	$1,773
BALANCE, December 31, 2021	8,169,887	$82	$67,958	$179,215	$252	$—	$247,507

Share and per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

(In thousands)

	Year Ended December 31,
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES	2021	2020
Net income	$37,412	$39,264
Adjustments to reconcile net income to net cash from (used by) operating activities
Provision for loan losses	500	13,036
Depreciation, amortization and accretion	15,183	13,618
Compensation expense related to stock options and restricted stock awards	1,446	1,020
ESOP compensation expense for allocated shares	1,773	1,307
Provision (benefit) for deferred income taxes	1,750	(2,390)
Increase in cash surrender value of BOLI	(866)	(870)
Gain on sale of loans held for sale	(30,977)	(48,842)
Gain on sale of portfolio loans	(106)	—
Gain on sale of investment securities	—	(300)
Origination of loans held for sale	(1,353,636)	(1,730,665)
Proceeds from sale of loans held for sale	1,444,305	1,670,431
(Recovery) impairment of servicing rights	(2,059)	1,969
Loss on sale of OREO	9	2
Changes in operating assets and liabilities
Accrued interest receivable	(564)	(1,122)
Other assets	(3,670)	5,511
Other liabilities	(1,491)	5,714
Net cash from (used by) operating activities	109,009	(32,317)
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	12,214
Maturities, prepayments, and calls	29,863	37,964
Purchases	(130,138)	(99,390)
Maturities of certificates of deposit at other financial institutions	1,736	8,624
Activity in securities held-to-maturity:
Purchases	—	(7,500)
Portfolio loan originations and principal collections, net	(214,133)	(189,162)
Purchase of portfolio loans	(1,618)	(32,743)
Proceeds from sale of portfolio loans	2,699	—
Proceeds from sale of OREO	81	76
Purchase of premises and equipment	(1,984)	(1,379)
Change in FHLB stock, net	2,661	606
Net cash used by investing activities	(310,833)	(270,690)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	241,537	281,431
Proceeds from borrowings	148,907	601,158
Repayments of borrowings	(272,188)	(520,213)
Dividends paid on common stock	(4,602)	(3,574)
Net proceeds from issuance of subordinated notes	49,333	—
Repayment of subordinated notes	(10,000)	—
Disbursements from stock options exercised, net	(2,076)	(161)
Restricted stock awards	(211)	(34)
Common stock repurchased	(13,961)	(9,802)
Net cash from financing activities	136,739	348,805
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(65,085)	45,798

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020 (Continued)

CASH AND CASH EQUIVALENTS, beginning of year	91,576	45,778
CASH AND CASH EQUIVALENTS, end of year	$26,491	$91,576
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$8,174	$14,584
Income taxes	11,083	11,685

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized (loss) gain on investment securities	$(5,150)	$3,454
Change in unrealized gain (loss) on cash flow hedges	2,244	(1,231)
Retention in gross mortgage servicing rights from loan sales	9,760	11,139
Right-of-use assets in exchange for lease liabilities	979	1,202

See accompanying notes to these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 21 full-service bank branches, a headquarters that also originates loans and accepts deposits, and 10 loan production offices in suburban communities in the greater Puget Sound area which includes Snohomish, King, Pierce, Jefferson, Kitsap, Clallam, Grays Harbor, Thurston, and Lewis counties, and one loan production office in the market area of the Tri-Cities, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals.  The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2021 for potential recognition or disclosure.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco (“FRB”) and have an original maturity of 90 days or less at the time of purchase. At times, cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  At December 31, 2021 and 2020, the Company had $327,000 and $17.0 million, respectively, of cash and due from banks and interest-bearing deposits at other financial institutions in excess of FDIC insured limits.

Securities - Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums to the earliest callable date and accretion of discounts to the maturity date and, if appropriate, any other-than-temporary impairment losses. Securities available-for-sale consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in results of operations. Amortization of premiums and accretion of discounts are recognized as adjustments to yield over the contractual lives of the related securities with the exception of premiums for non-contingently callable debt securities which are amortized to the earliest call date, rather than the contractual maturity date.

Unrealized holding gains and losses, net of the related deferred tax effect on available-for-sale securities, are reported as a net amount in a separate component of equity entitled accumulated other comprehensive income (loss). Any declines in the values of these securities that are considered to be other-than-temporary-impairment (“OTTI”) and credit-related are recognized in earnings. Noncredit-related unrealized losses on securities not expected to be sold is recognized in other comprehensive income (loss). The review for OTTI is conducted on an ongoing basis and takes into account the severity and duration of the impairment, recent events specific to the issuer or industry, fair value in relationship to cost, extent and nature of change in fair value, creditworthiness of the issuer including external credit ratings and recent downgrades, trends and volatility of earnings, current analysts’ evaluations, and other key measures. In addition, the Company does not intend to sell the securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis. In doing this, we take into account our balance sheet management strategy and consideration of current and future market conditions. Dividends and interest income are recognized when earned.

Federal Home Loan Bank Stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain an investment in capital stock of the FHLB in an amount of $2.5 million and 4.0% of advances from the FHLB. The Bank’s required minimum level of investment in FHLB stock is based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2021 and 2020, the Bank’s minimum level of investment requirement in FHLB stock was $4.8 million and $7.4 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at December 31, 2021 and 2020.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at December 31, 2021 and 2020, respectively.

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

Impaired Loans - A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured on a loan-by-loan basis based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows. Regular credit reviews of the portfolio also identify loans that are considered potentially impaired except for the smaller groups of homogeneous consumer loans.

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

Troubled Debt Restructured Loans - Troubled debt restructured (“TDR”) loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty may include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. TDR loans are considered impaired loans and are individually evaluated for impairment and can be classified as either accrual or nonaccrual. TDR loans are classified as nonperforming loans unless they have been performing in accordance with their modified terms for a period of at least six months in which case they are placed on accrual status. The Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“CAA”) provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. The CAA extended relief offered under the CARES Act related to TDRs as a result of COVID-19 through January 1, 2022.

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

In addition, as of January 1, 2022, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is commonly referred to as “CECL.” This accounting change will have a significant impact on how our allowance for credit losses is calculated, as well as the related disclosures. For additional information on CECL see below, “Recent Accounting Pronouncements.”

Reserve for Unfunded Loan Commitments - The reserve for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the reserve is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments is included in other liabilities on the Consolidated Balance Sheets, with changes to the balance charged against noninterest expense.

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

Right of Use Lease Asset & Lease Liability - The Company leases retail space, office space, storage space, and equipment under operating leases. Most leases require the Company to pay real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Certain leases also contain lease incentives, such as tenant improvement allowances and rent abatement. Variable lease payments are recognized as lease expense as they are incurred. The Company records an operating lease right of use (ROU) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, on the Consolidated Balance Sheets.

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

Earnings Per Share (“EPS”) – Basic and diluted EPS are computed using the two-class method, which is an earnings allocation method for computing earnings per share that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For earnings per share calculations, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share.

Comprehensive Income (Loss) - Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses on securities available-for-sale, net of tax and unrealized holding gains (losses) on derivatives designated as cash flow hedges, net of tax recorded directly to equity.

Financial Instruments - In the ordinary course of business, the Company has entered into agreements for off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Restricted Assets - Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits.  At December 31, 2021 and December 31, 2020, the Bank had no reserve requirement.

Marketing and Advertising Costs - The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $634,000 and $530,000 for the years ended December 31, 2021 and 2020, respectively.

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

Goodwill - Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. The Company completes its annual review of goodwill during the fourth quarter of each fiscal year.  An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed.  The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount.  If the fair value exceeds the carrying amount then goodwill is not considered impaired.  If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. There was no goodwill impairment at December 31, 2021 or 2020.

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

Application of New Accounting Guidance in 2021

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20: Receivables – Nonrefundable Fees and Other Costs. The ASU clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2021. The adoption of ASU 2020-08 did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-10, and ASU 2019-11. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the recognition and measurement of all current expected credit losses (“CECL”) for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the approach under CECL. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company engaged a third-party vendor to assist in the CECL calculation and has developed and implemented an internal governance framework. The Company elected to early adopt the new standards, using a modified retrospective approach, effective January 1, 2022.  We currently estimate that the adoption of the ASU will result in a combined decrease to our allowance for credit losses and reserve for unfunded loan commitments of 1% to 5%.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (“Topic 848”). This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract re-measurement or reassessment of a previous accounting determination. In January 2021, ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. A portion of the Bank’s commercial real estate loans and its interest rate swap-related transactions are the majority of the Company's LIBOR exposure. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2021 and 2020:

	December 31, 2021
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$21,155	$133	$(318)	$20,970
Corporate securities	9,495	31	(524)	9,002
Municipal bonds	136,377	1,577	(2,521)	135,433
Mortgage-backed securities	88,641	1,457	(696)	89,402
U.S. Small Business Administration securities	16,383	235	(66)	16,552
Total securities available-for-sale	272,051	3,433	(4,125)	271,359

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	628	—	8,128
Total securities held-to-maturity	7,500	628	—	8,128

Total securities	$279,551	$4,061	$(4,125)	$279,487

	December 31, 2020
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$7,940	$166	$(1)	$8,105
Corporate securities	11,885	54	(939)	11,000
Municipal bonds	69,572	2,435	(150)	71,857
Mortgage-backed securities	65,722	2,541	(76)	68,187
U.S. Small Business Administration securities	18,441	443	(15)	18,869
Total securities available-for-sale	173,560	5,639	(1,181)	178,018

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	77	(21)	7,556
Total securities held-to-maturity	7,500	77	(21)	7,556

Total securities	$181,060	$5,716	$(1,202)	$185,574

At December 31, 2021, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.1 million to secure Washington State public deposits of $13.9 million with a $5.6 million collateral requirement by the Washington Public Deposit Protection Commission. At December 31, 2020, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.8 million to secure Washington State public deposits of $13.2 million with a $5.3 million collateral requirement by the Washington Public Deposit Protection Commission. At December 31, 2021, the Bank pledged two securities with a total carrying value of $3.3 million to secure interest rate swaps designated as cash flow hedges. See “Note 17- Derivatives”, for detail on the Bank’s interest rate swaps.

Investment securities that were in an unrealized loss position at December 31, 2021 and 2020 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$13,125	$(105)	$3,752	$(213)	$16,877	$(318)
Corporate securities	—	—	5,476	(524)	5,476	(524)
Municipal bonds	72,098	(1,961)	14,116	(560)	86,214	(2,521)
Mortgage-backed securities	33,291	(620)	3,825	(76)	37,116	(696)
U.S. Small Business Administration securities	2,988	(66)	—	—	2,988	(66)
Total securities available-for-sale	$121,502	$(2,752)	$27,169	$(1,373)	$148,671	$(4,125)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$1,986	$(1)	$—	$—	$1,986	$(1)
Corporate securities	7,059	(939)	—	—	7,059	(939)
Municipal bonds	8,377	(150)	—	—	8,377	(150)
Mortgage-backed securities	6,903	(65)	3,002	(11)	9,905	(76)
U.S. Small Business Administration securities	2,314	(15)	—	—	2,314	(15)
Total securities available-for-sale	26,639	(1,170)	3,002	(11)	29,641	(1,181)

SECURITIES HELD-TO-MATURITY
Corporate securities	4,979	(21)	—	—	4,979	(21)
Total securities held-to-maturity	4,979	(21)	—	—	4,979	(21)

Total	$31,618	$(1,191)	$3,002	$(11)	$34,620	$(1,202)

There were 75 investments with unrealized losses of less than one year and 17 investments with unrealized losses of more than one year at December 31, 2021. There were 21 investments with unrealized losses of less than one year and one investment with unrealized losses of more than one year at December 31, 2020. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no OTTI was recorded for the years ended December 31, 2021 and 2020. Additional deterioration in market and economic conditions, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

The contractual maturities of securities available-for-sale and held-to-maturity at December 31, 2021 and 2020 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	December 31, 2021		December 31, 2020
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$959	$1,004	$978	$1,060
Due after five years through ten years	6,920	6,850	1,000	1,036
Due after ten years	13,276	13,116	5,962	6,009
Subtotal	21,155	20,970	7,940	8,105
Corporate securities
Due in one year or less	—	—	2,392	2,433
Due after one year through five years	3,495	3,526	3,493	3,491
Due after five years through ten years	4,000	3,627	4,000	3,676
Due after ten years	2,000	1,849	2,000	1,400
Subtotal	9,495	9,002	11,885	11,000
Municipal bonds
Due in one year or less	—	—	101	101
Due after one year through five years	3,724	3,850	3,749	3,980
Due after five years through ten years	6,857	7,035	7,994	8,321
Due after ten years	125,796	124,548	57,728	59,455
Subtotal	136,377	135,433	69,572	71,857
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	75,171	75,737	47,675	50,005
Federal Home Loan Mortgage Corporation (“FHLMC”)	9,606	9,768	11,825	11,913
Government National Mortgage Association (“GNMA”)	3,864	3,897	6,222	6,269
Subtotal	88,641	89,402	65,722	68,187
U.S. Small Business Administration securities
Due after one year through five years	2,485	2,507	2,266	2,353
Due after five years through ten years	4,420	4,515	8,097	8,333
Due after ten years	9,478	9,530	8,078	8,183
Subtotal	16,383	16,552	18,441	18,869
Total securities available-for-sale	272,051	271,359	173,560	178,018

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	7,500	8,128	7,500	7,556
Total securities held-to-maturity	7,500	8,128	7,500	7,556

Total securities	$279,551	$279,487	$181,060	$185,574

The proceeds and resulting gains and losses, computed using specific identification from sales of securities available-for-sale for the years ended December 31, 2021 and 2020 were as follows:

December 31, 2021
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$—	$—	$—

	December 31, 2020
	Proceeds	Gross Gains	Gross Losses
Securities available-for-sale	$12,214	$300	$—

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows at the dates indicated:

	December 31,	December 31,
REAL ESTATE LOANS	2021	2020
Commercial	$265,038	$222,719
Construction and development	242,433	216,975
Home equity	40,558	43,093
One-to-four-family (excludes loans held for sale)	366,388	311,093
Multi-family	178,694	131,601
Total real estate loans	1,093,111	925,481
CONSUMER LOANS
Indirect home improvement	340,285	286,020
Marine	80,627	85,740
Other consumer	2,900	3,418
Total consumer loans	423,812	375,178
COMMERCIAL BUSINESS LOANS
Commercial and industrial (1)	208,764	224,476
Warehouse lending	33,339	49,092
Total commercial business loans	242,103	273,568
Total loans receivable, gross	1,759,026	1,574,227
Allowance for loan and lease losses	(25,635)	(26,172)
Deferred costs and fees, net	(5,061)	(4,017)
Premiums on purchased loans, net	210	943
Total loans receivable, net	$1,728,540	$1,544,981

(1)  Includes Paycheck Protection Program (“PPP”) loans.

At December 31, 2021, the Bank held approximately $761.6 million in loans that are pledged as collateral for FHLB advances, compared to approximately $774.8 million at December 31, 2020. The Bank held approximately $428.7 million in loans that are pledged as collateral for the FRB line of credit at December 31, 2021, compared to approximately $369.2 million at December 31, 2020.

Included in the carrying value of gross loans are net discounts on loans purchased in the Anchor Bank acquisition in November 2018. The remaining net discount on loans acquired was $751,000 and $1.5 million, on $84.3 million and $132.6 million of gross loans at December 31, 2021 and December 31, 2020, respectively.

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

One-to-Four-Family Real Estate Lending. One-to-four-family residential loans include owner-occupied properties (including second homes), and non-owner-occupied properties with four or less units. These loans originated by the Company or periodically purchased from banks are secured by first mortgages on one-to-four-family residences in our market areas that the Company intends to hold (excludes loans held for sale).

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

Commercial Business Loans

Commercial and Industrial Lending (“C&I”). Loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some of the C&I loans purchased by the Company are outside of the Greater Puget Sound market area. C&I loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. The Bank began originating U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans following the enactment of the CARES Act in April 2020. PPP loans originated by the Company are also included in this loan class. PPP loans are fully guaranteed by the SBA, intended for businesses impacted by the COVID-19 pandemic and designed to provide near term relief to help small businesses sustain operations. These loans have either a two-year or five-year maturity date and earn interest at 1%. The Bank also earns a fee based on the size of the loan, which is recognized over the life of the loan.

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

The following tables detail activity in the allowance for loan losses by loan categories for the years shown:

	At or For the Year Ended December 31, 2021
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$13,846	$6,696	$4,939	$691	$26,172
Provision (recapture) for loan losses	952	(1,417)	1,635	(670)	500
Charge-offs	—	(1,755)	(38)	—	(1,793)
Recoveries	—	756	—	—	756
Net charge-offs	—	(999)	(38)	—	(1,037)
Ending balance	$14,798	$4,280	$6,536	$21	$25,635
Period end amount allocated to:
Loans individually evaluated for impairment	$23	$219	$921	$—	$1,163
Loans collectively evaluated for impairment	14,775	4,061	5,615	21	24,472
Ending balance	$14,798	$4,280	$6,536	$21	$25,635
LOANS RECEIVABLE
Loans individually evaluated for impairment	$781	$625	$4,417	$—	$5,823
Loans collectively evaluated for impairment	1,092,330	423,187	237,686	—	1,753,203
Ending balance	$1,093,111	$423,812	$242,103	$—	$1,759,026

	At or For the Year Ended December 31, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$6,206	$3,766	$3,254	$3	$13,229
Provision for loan losses	7,622	3,372	1,354	688	13,036
Charge-offs	—	(1,101)	(22)	—	(1,123)
Recoveries	18	659	353	—	1,030
Net recoveries (charge-offs)	18	(442)	331	—	(93)
Ending balance	$13,846	$6,696	$4,939	$691	$26,172
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$305	$990	$—	$1,310
Loans collectively evaluated for impairment	13,831	6,391	3,949	691	24,862
Ending balance	$13,846	$6,696	$4,939	$691	$26,172
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,280	$871	$5,610	$—	$7,761
Loans collectively evaluated for impairment	924,201	374,307	267,958	—	1,566,466
Ending balance	$925,481	$375,178	$273,568	$—	$1,574,227

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

As of December 31, 2021, the amount of loans remaining under interest-only payment/relief agreements due to COVID-19 included commercial real estate loans of $6.9 million and commercial business loans of $2.1 million. These loans were classified as current and accruing interest, with the exception of $1.2 million in commercial business loans which were classified as nonaccrual, yet current on contractual payments. These modifications were not classified as TDRs pursuant to the guidance in effect at the time of modification. At December 31, 2021 and December 31, 2020, the Company had no TDRs.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the years ended December 31, 2021 and 2020.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans for the years ended December 31, 2021 and 2020:

	December 31, 2021
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$265,038	$265,038	$—
Construction and development	—	—	—	—	242,433	242,433	—
Home equity	—	—	179	179	40,379	40,558	301
One-to-four-family	593	267	480	1,340	365,048	366,388	480
Multi-family	—	—	—	—	178,694	178,694	—
Total real estate loans	593	267	659	1,519	1,091,592	1,093,111	781
CONSUMER LOANS
Indirect home improvement	1,060	281	294	1,635	338,650	340,285	551
Marine	117	—	—	117	80,510	80,627	56
Other consumer	14	4	18	36	2,864	2,900	18
Total consumer loans	1,191	285	312	1,788	422,024	423,812	625
COMMERCIAL BUSINESS LOANS
Commercial and industrial	793	—	—	793	207,971	208,764	4,417
Warehouse lending	—	—	—	—	33,339	33,339	—
Total commercial business loans	793	—	—	793	241,310	242,103	4,417
Total loans	$2,577	$552	$971	$4,100	$1,754,926	$1,759,026	$5,823

	December 31, 2020
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$222,719	$222,719	$—
Construction and development	1,850	—	—	1,850	215,125	216,975	—
Home equity	127	137	219	483	42,610	43,093	636
One-to-four-family	389	404	512	1,305	309,788	311,093	644
Multi-family	—	—	—	—	131,601	131,601	—
Total real estate loans	2,366	541	731	3,638	921,843	925,481	1,280
CONSUMER LOANS
Indirect home improvement	683	331	325	1,339	284,681	286,020	826
Marine	28	77	22	127	85,613	85,740	44
Other consumer	73	22	—	95	3,323	3,418	1
Total consumer loans	784	430	347	1,561	373,617	375,178	871
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	1,204	—	1,204	223,272	224,476	5,610
Warehouse lending	—	—	—	—	49,092	49,092	—
Total commercial business loans	—	1,204	—	1,204	272,364	273,568	5,610
Total loans	$3,150	$2,175	$1,078	$6,403	$1,567,824	$1,574,227	$7,761

There were no loans 90 days or more past due and still accruing interest at both December 31, 2021 and December 31, 2020.

The following tables provide additional information about our impaired loans that have been segregated to reflect loans for which no allowance for loan losses has been provided and loans for which an allowance was provided for the years ended December 31, 2021 and 2020:

	December 31, 2021
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Home equity	$259	$227	$—
One-to-four-family	497	480	—
	756	707	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
Home equity	92	74	23
Consumer loans:
Indirect	551	551	193
Marine	56	56	20
Other consumer	18	18	6
Commercial business loans:
Commercial and industrial	4,417	4,417	921
	5,134	5,116	1,163
Total	$5,890	$5,823	$1,163

	December 31, 2020
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Home equity	687	636	—
One-to-four-family	645	584	—
Commercial business loans:
Commercial and industrial	1,203	1,203	—
	2,535	2,423	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	61	60	15
Consumer loans:
Indirect	826	826	289
Marine	44	44	15
Other consumer	1	1	1
Commercial business loans:
Commercial and industrial	4,407	4,407	990
	5,339	5,338	1,310
Total	$7,874	$7,761	$1,310

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the years ended December 31, 2021 and 2020:

	At or For the Year Ended
	December 31, 2021		December 31, 2020
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$—	$—	$996	$—
Construction and development	771	—	—	—
Home equity	427	15	485	25
One-to-four-family	513	15	954	17
Consumer loans:
Other consumer	—	—	3	—
Commercial business loans:
Commercial and industrial	—	—	100	37
	1,711	30	2,538	79
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
Home equity	57	—	—	—
One-to-four-family	20	—	60	—
Consumer loans:
Indirect	643	38	675	60
Marine	77	6	40	3
Other consumer	8	1	1	—
Commercial business loans:
Commercial and industrial	4,779	276	2,531	162
	5,584	321	3,307	225
Total	$7,295	$351	$5,845	$304

Credit Quality Indicators

As part of the Company’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans and (v) the general economic conditions in the Company’s markets.  All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk grading is appropriate.

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

The following tables summarize risk rated loan balances by category at the dates indicated:

	December 31, 2021
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$253,697	$4,652	$5,772	$917	$—	$—	$265,038
Construction and development	242,433	—	—	—	—	—	242,433
Home equity	40,257	—	—	301	—	—	40,558
One-to-four-family	363,911	—	—	2,477	—	—	366,388
Multi-family	178,694	—	—	—	—	—	178,694
Total real estate loans	1,078,992	4,652	5,772	3,695	—	—	1,093,111
CONSUMER LOANS
Indirect home improvement	339,734	—	—	551	—	—	340,285
Marine	80,571	—	—	56	—	—	80,627
Other consumer	2,882	—	—	18	—	—	2,900
Total consumer loans	423,187	—	—	625	—	—	423,812
COMMERCIAL BUSINESS LOANS
Commercial and industrial	188,970	4,204	1,822	13,768	—	—	208,764
Warehouse lending	33,339	—	—	—	—	—	33,339
Total commercial business loans	222,309	4,204	1,822	13,768	—	—	242,103
Total loans receivable, gross	$1,724,488	$8,856	$7,594	$18,088	$—	$—	$1,759,026

	December 31, 2020
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$157,932	$60,834	$3,013	$940	$—	$—	$222,719
Construction and development	212,209	2,917	1,849	—	—	—	216,975
Home equity	42,457	—	—	636	—	—	43,093
One-to-four-family	303,610	162	187	7,134	—	—	311,093
Multi-family	131,601	—	—	—	—	—	131,601
Total real estate loans	847,809	63,913	5,049	8,710	—	—	925,481
CONSUMER LOANS
Indirect home improvement	285,194	—	—	826	—	—	286,020
Marine	85,696	—	—	44	—	—	85,740
Other consumer	3,417	—	—	1	—	—	3,418
Total consumer loans	374,307	—	—	871	—	—	375,178
COMMERCIAL BUSINESS LOANS
Commercial and industrial	190,392	23,945	2,073	8,066	—	—	224,476
Warehouse lending	49,092	—	—	—	—	—	49,092
Total commercial business loans	239,484	23,945	2,073	8,066	—	—	273,568
Total loans receivable, gross	$1,461,600	$87,858	$7,122	$17,647	$—	$—	$1,574,227

Related Party Loans

Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations.

Outstanding loan balances of related party loans were as follows and were within regulatory limitations:

	At December 31,
	2021	2020
Beginning balance	$3,797	$3,249
Additions	647	581
Repayments	(237)	(33)
Ending balance	$4,207	$3,797

The aggregate maximum loan balance of extended credit was $4.3 million and $4.2 million at December 31, 2021 and 2020, respectively, and includes the ending balances from the tables above. These loans and lines of credit were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability.

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $2.61 billion and $2.17 billion at December 31, 2021 and 2020, respectively.

The following table summarizes servicing rights activity for the years ended December 31, 2021 and 2020:

	At or For the Year Ended
	December 31,
	2021	2020
Beginning balance, at the lower of cost or fair value	$12,595	$11,560
Additions	9,760	11,139
Servicing rights amortized	(7,444)	(8,135)
Recovery (impairment) of servicing rights	2,059	(1,969)
Ending balance, at the lower of cost or fair value	$16,970	$12,595

The fair market value of the servicing rights’ assets was $26.1 million and $12.8 million at December 31, 2021 and December 31, 2020, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At December 31,	At December 31,
Key assumptions:	2021	2020
Weighted average discount rate	9.1%	9.1%
Conditional prepayment rate (“CPR”)	13.8%	32.6%
Weighted average life in years	5.9	3.0

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC,

GNMA, or FHLB serviced home loan. The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at December 31, 2021 and December 31, 2020:

		December 31, 2021	December 31, 2020 (1)
Aggregate portfolio principal balance		$2,609,776	$2,133,473
Weighted average rate of note		3.2%	3.5%

At December 31, 2021	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	13.8%	20.0%	31.5%
Fair value MSR	$26,070	$21,188	$15,348
Percentage of MSR	1.0%	0.8%	0.6%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$26,070	$25,586	$25,119
Percentage of MSR	1.0%	1.0%	1.0%

At December 31, 2020	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	32.6%	40.6%	59.6%
Fair value MSR	$12,833	$10,922	$8,286
Percentage of MSR	0.6%	0.5%	0.4%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$12,833	$12,696	$12,562
Percentage of MSR	0.6%	0.6%	0.6%

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

The Company recorded $6.3 million and $4.4 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the years ended December 31, 2021 and 2020, respectively. The income, net of MSR amortization, is reported in noninterest income on the Consolidated Statements of Income.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2021 and 2020 were as follows:

	2021	2020
Land	$6,008	$5,227
Buildings	17,290	16,769
Furniture, fixtures, and equipment	15,307	14,724
Leasehold improvements	2,461	2,859
Building improvements	7,558	6,830
Projects in process	67	355
Subtotal	48,691	46,764
Less accumulated depreciation and amortization	(22,100)	(19,421)
Total	$26,591	$27,343

Depreciation and amortization expense for these assets totaled $2.7 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 - LEASES

The Company has operating leases for retail bank and home lending branches, and certain equipment.  The Company’s leases have remaining lease terms of11 months to eight years and six months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the years ended December 31, 2021 and 2020:

	Year Ended	Year Ended
Lease cost:	December 31, 2021	December 31, 2020
Operating lease cost	$1,433	$1,393
Short-term lease cost	5	11
Total lease cost	$1,438	$1,404

The following table provides supplemental information related to operating leases at or for the years ended December 31, 2021 and 2020:

	At or For the		At or For the
Cash paid for amounts included in the	Twelve Months Ended		Twelve Months Ended
measurement of lease liabilities:	December 31, 2021		December 31, 2020
Operating cash flows from operating leases	$1,402		$1,365
Weighted average remaining lease term- operating leases	4.8	years	5.4	years
Weighted average discount rate- operating leases	2.17%		2.48%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at December 31, 2021 for future periods are as follows:

2022	$1,398
2023	1,027
2024	968
2025	650
2026	520
Thereafter	539
Total lease payments	5,102
Less imputed interest	(310)
Total	$4,792

NOTE 7 - OTHER REAL ESTATE OWNED

The following table presents the activity related to OREO at and for the years ended December 31:

	At or For the Year Ended
	December 31,
	2021	2020
Beginning balance	$90	$168
Additions	—	—
Gross proceeds from sale of OREO	(81)	(76)
Loss on sale of OREO	(9)	(2)
Ending balance	$—	$90

There were no OREO properties at December 31, 2021, compared to one OREO property totaling $90,000 at December 31, 2020.  OREO holding costs were none and $4,000 for the years ended December 31, 2021 and 2020, respectively.

There were $710,000 and $662,000 in mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2021 and 2020, respectively.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at December 31:

	December 31,	December 31,
	2021	2020
Noninterest-bearing checking	$443,133	$348,421
Interest-bearing checking (1)	349,251	226,282
Savings	193,922	152,842
Money market (2)	552,357	429,548
Certificates of deposit less than $100,000 (3)	186,974	299,157
Certificates of deposit of $100,000 through $250,000	116,206	135,901
Certificates of deposit of $250,000 and over	57,512	67,488
Escrow accounts related to mortgages serviced	16,389	14,432
Total	$1,915,744	$1,674,071

____________________________

(1)	Includes $90.0 million and $0.0 of brokered deposits at December 31, 2021 and 2020, respectively.
(2)	Includes $5.0 million and $15.0 million of brokered deposits at December 31, 2021 and 2020, respectively.
(3)	Includes $97.6 million and $186.4 million of brokered deposits at December 31, 2021 and 2020, respectively.

Scheduled maturities of time deposits at December 31, 2021 for future years ending are as follows:

At December 31, 2021
Maturing in 2022	$211,835
Maturing in 2023	45,181
Maturing in 2024	32,191
Maturing in 2025	56,953
Maturing in 2026	14,419
Thereafter	113
Total	$360,692

Interest expense by deposit category for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended
	December 31,
	2021	2020
Interest-bearing checking	$282	$388
Savings and money market	1,604	2,458
Certificates of deposit	5,043	9,134
Total	$6,929	$11,980

The Company had related party deposits of approximately $3.9 million and $4.0 million at December 31, 2021 and 2020, respectively, which includes deposits held for directors and executive officers.

NOTE 9 - DEBT

Borrowings

The Bank is a member of the FHLB of Des Moines, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2021 and 2020, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse federal funds (“Fed Funds”) advance, which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank.

Credit is limited to 45% of the Company’s total assets and available pledged assets. The Bank entered into an Advances, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2021, loans of approximately $761.6 million were pledged to the FHLB. At December 31, 2021, the Bank’s total borrowing capacity was $527.2 million with the FHLB of Des Moines, with unused borrowing capacity of $483.9 million.  In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. At December 31, 2021 and 2020, the Bank had approximately $428.7 million and $369.2 million, respectively, in pledged consumer loans with a Term Auction or Term Facility borrowing capacity of $200.1 million and $179.6 million, respectively, of which none was outstanding at either date. The Bank also had $101.0 million unsecured Fed Funds lines of credit with other financial institutions of which none was outstanding at December 31, 2021.

Advances on these lines at December 31, 2021 and 2020 were as follows:

	2021	2020
Federal Home Loan Bank - (interest rates ranging from 0.30% to 2.87% at both December 31, 2021 and 2020)	$42,528	$102,528
Paycheck Protection Program Liquidity Facility - (interest rate 0.35% at December 31, 2021 and 2020)	—	63,281
Total	$42,528	$165,809

Subordinated Notes

On February 10, 2021, FS Bancorp, Inc. completed the private placement of $50.0 million of its 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) at an offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after placement agent fees and offering expenses, of approximately $49.3 million.  The interest rate on the Notes remains fixed equal to 3.75% for the first five years. After five years the interest rate changes to a floating interest rate tied to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 337 basis points. The Notes will mature on February 15, 2031.  On or after February 15, 2026, the Company may redeem the Notes, in whole or in part.

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company's current and future subsidiaries, including the Bank’s deposits as well as the Company's subsidiaries' liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for the Company under current regulatory guidelines and interpretations.

The maximum and average balances and weighted average interest rates on debt during the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Maximum balance:
Federal Home Loan Bank advances and Fed Funds	$102,528	$159,114
Federal Reserve Bank	$22,000	$40,000
Fed Funds lines of credit	$3,907	$865
Subordinated note	$50,000	$10,000
Paycheck Protection Program Liquidity Facility	$63,281	$74,112
Average balance:
Federal Home Loan Bank advances and Fed Funds	$55,602	$99,773
Federal Reserve Bank	$205	$1,096
Fed Funds lines of credit	$11	$3
Subordinated note	$44,699	$10,000
Paycheck Protection Program Liquidity Facility	$7,310	$46,965
Weighted average interest rates
Federal Home Loan Bank advances and Fed Funds	1.88%	1.80%
Fed Funds	0.25%	0.25%
Fed Funds lines of credit	0.49%	0.36%
Subordinated note	3.75%	6.50%
Paycheck Protection Program Liquidity Facility	0.35%	0.35%

Scheduled maturities of Federal Home Loan Bank advances were as follows:

		Interest
Years Ending December 31,	Balances	Rates
2022	$15,000	0.30%
2023	13,633	2.03%
2024	13,895	1.77%
Total	$42,528

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

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 518,420 shares of FS Bancorp, Inc. common stock in the open market at an average price of $5.09 per share during the second half of 2012. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2021, the ESOP paid the tenth annual and final installment of principal in the amount of $288,000, plus accrued interest of $7,000 pursuant to the ESOP loan agreement.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares at December 31, 2021 for the prior 90 days. These shares become outstanding for earnings per share computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2021 and 2020, was $1.8 million, and $1.3 million, respectively.

Shares held by the ESOP at December 31, 2021 and December 31, 2020, were as follows (shown as actual, post stock split):

	Balances	Balances
	at December 31, 2021	at December 31, 2020
Allocated shares	—	427,488
Committed to be released shares	—	—
Unallocated shares	—	51,842
Total ESOP shares	—	479,330

Fair value of unallocated shares (in thousands)	$—	$1,307

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions of 1% to 3%, and 50% for contributions of 4% to 5%. There was a $1.7 million and $1.5 million matching contribution for the years ended December 31, 2021 and 2020, respectively.

NOTE 11 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2021 and 2020, were as follows:

	2021	2020
Provision for income taxes
Current	$8,258	$12,976
Deferred	1,750	(2,390)
Total provision for income taxes	$10,008	$10,586

A reconciliation of the effective income tax rate with the federal statutory tax rates at December 31, 2021 and 2020 was as follows:

	2021		2020
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$9,958	21.0%	$10,469	21.0%
Tax exempt income	(492)	(1.0)	(292)	(0.6)
Nondeductible items resulting in increase in tax	28	—	57	0.1
Increase in tax resulting from other items	100	0.2	175	0.4
Equity compensation	(883)	(1.9)	(46)	(0.1)
Executive compensation	979	2.1	8	—
ESOP	318	0.7	215	0.4
Total	$10,008	21.1%	$10,586	21.2%

Total deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows:

Deferred Tax Assets	2021	2020
Net operating loss carryforward	$189	$527
Allowance for loan losses	5,673	5,775
Other real estate owned	—	126
Non-accrued loan interest	—	6
Restricted stock awards	121	97
Non-qualified stock options	265	251
Interest rate swaps designated as cash flow hedge	—	265
Lease liability	1,030	1,113
Securities available-for-sale	149	—
Accrued compensation	—	430
Other	152	224
Total deferred tax assets	7,579	8,814
Deferred Tax Liabilities
Loan origination costs	(1,982)	(2,134)
Servicing rights	(3,649)	(2,708)
Stock dividend - FHLB stock	(35)	(55)
Property, plant, and equipment	(1,036)	(1,097)
Purchase accounting adjustments	(863)	(830)
Securities available-for-sale	—	(958)
Lease right-of-use assets	(979)	(1,090)
Interest rate swaps designated as cash flow hedge	(218)	—
Total deferred tax liabilities	(8,762)	(8,872)
Net deferred tax liabilities	$(1,183)	$(58)

The Company files a U.S. Federal income tax return and Oregon and Idaho state returns, which are subject to examination by tax authorities for years 2018 and later. At December 31, 2021 and 2020, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2021 and 2020, the Company recognized no interest and penalties.

In response to the COVID-19 pandemic, the CARES Act, among other things, permits net operating loss (“NOL”) carryforwards and carrybacks to offset 100% of taxable income for taxable years beginning before 2020. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes, and it provides options for accelerating refunds associated with previously paid alternative minimum taxes. The Company benefited from the alternative minimum tax refund provisions of the CARES Act and submitted accelerated refund claims during the year ended December 31, 2020. At December 31, 2021, the Company had a remaining NOL of approximately $880,000, which begins to expire in 2035.

On December 27, 2020, the CAA was signed into law and extends several provisions of the CARES Act. As of December 31, 2020 and 2021, the Company has determined that neither this act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on its effective tax rate.

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

The following table provides a summary of the Company’s commitments at December 31, 2021 and 2020:

COMMITMENTS TO EXTEND CREDIT	December 31,	December 31,
REAL ESTATE LOANS	2021	2020
Commercial	$787	$1,293
Construction and development	182,297	143,666
One-to-four-family (includes locks for saleable loans)	78,264	147,712
Home equity	67,596	52,457
Multi-family	3,434	658
Total real estate loans	332,378	345,786
CONSUMER LOANS	35,873	23,365
COMMERCIAL BUSINESS LOANS
Commercial and industrial	126,220	106,171
Warehouse lending	64,160	52,909
Total commercial business loans	190,380	159,080
Total commitments to extend credit	$558,631	$528,231

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company has established reserves for estimated losses from unfunded commitments of $499,000 and $407,000 at December 31, 2021 and 2020, respectively. One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.  The Company’s derivative positions are presented with discussion in “Note 17 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through December 31, 2021, the total loans sold to the FHLB were $13.1 million with the FLA being $938,000 and the CE obligation at $811,000 or 6.2% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE obligation, or $81,000, which is a part of the off-balance sheet holdback for loans sold. At December 31, 2021, there were no loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date, compared to $498,000 at December 31, 2020.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.7 million and $2.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at December 31, 2021 and 2020, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at December 31, 2021.

NOTE 13 - SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington and near the one loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement  loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, and Nevada. Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms. The concentration on commercial real estate remains below the 300% of Risk Based Capital regulatory threshold and the subset of construction concentration, excluding owner-occupied loans is within Board approved limits. The construction, land development, and other land concentration represents less than 100% of the

Bank’s total regulatory capital at 81.8% and is focused on in city, in fill vertical construction financing in King and Snohomish counties. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

The federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. This final rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. The community bank leverage ratio (“CBLR”) final rule was effective on January 1, 2020, and allows qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy. Banks opting into the CBLR framework are not required to calculate or report risk-based capital. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. The final rule adopted Tier 1 capital and the existing leverage ratio into the community bank leverage ratio framework. A bank electing the framework is not subject to other capital and leverage requirements. Under the CBLR framework, a bank will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. As required by the CARES Act, the FDIC temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of that year. Beginning in 2021, the CBLR was increased to 8.5% for that calendar year. The CBLR returned to 9% on January 1, 2022. A bank electing the framework that ceases to meet any qualifying criteria in a future period and that has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements. A bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule.

The Bank qualified for and elected the CBLR framework as of March 31, 2020. The CBLR calculated for the Bank at December 31, 2021 was 12.2%, compared to 10.9% at December 31, 2020. At December 31, 2021, the Bank had Tier 1 capital of $270.8 million and a minimum Tier 1 capital requirement of $189.3 million to be considered well capitalized under the CBLR framework. At December 31, 2020, the Bank had Tier 1 capital of $215.9 million and a minimum Tier 1 capital requirement of $159.1 million to be considered well capitalized for the CBLR framework. At both December 31, 2021 and December 31, 2020, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at December 31, 2021, that the Bank met all capital adequacy requirements.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2021, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at December 31, 2021 was 10.8%, compared to 11.1% at December 31, 2020.

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

The following table presents securities available-for-sale, mortgage loans held for sale, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At December 31, 2021
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$20,970	$—	$20,970
Corporate securities	—	7,995	1,007	9,002
Municipal bonds	—	135,302	131	135,433
Mortgage-backed securities	—	89,402	—	89,402
U.S. Small Business Administration securities	—	16,552	—	16,552
Mortgage loans held for sale, at fair value	—	125,810	—	125,810
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	808	808
Forward TBA mortgage-backed securities	—	53	—	53
Interest rate swaps	—	1,168	—	1,168
Interest rate lock commitments with customers	—	—	757	757
Total assets measured at fair value	$—	$397,252	$2,703	$399,955
Financial Liabilities
Derivatives:
Interest rate swaps	—	(155)	—	(155)
Total liabilities measured at fair value	$—	$(155)	$—	$(155)

Financial Assets	At December 31, 2020
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$8,105	$—	$8,105
Corporate securities	—	10,016	984	11,000
Municipal bonds	—	71,730	127	71,857
Mortgage-backed securities	—	68,187	—	68,187
U.S. Small Business Administration securities	—	18,869	—	18,869
Mortgage loans held for sale, at fair value	—	166,448	—	166,448
Derivatives:
Interest rate swaps	—	21	—	21
Interest rate lock commitments with customers	—	—	4,024	4,024
Total assets measured at fair value	$—	$343,376	$5,135	$348,511
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(67)	$(67)
Forward TBA mortgage-backed securities	—	(1,602)	—	(1,602)
Interest rate swaps	—	(1,252)	—	(1,252)
Total liabilities measured at fair value	$—	$(2,854)	$(67)	$(2,921)

The following table presents impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	December 31, 2021

	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$5,823	$5,823
Servicing rights	—	—	26,070	26,070

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$7,761	$7,761
OREO	—	—	90	90
Servicing rights	—	—	12,833	12,833

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at December 31, 2021 and 2020:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		December 31,	December 31,
Instruments	Techniques	Inputs	Range	2021	2020
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	93.3%	91.6%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	93.3%	91.6%
Corporate securities	Discounted cash flows	Discount rate	2.2% - 2.5%	2.2%	2.5%
Municipal bonds	Discounted cash flows	Discount rate	6.0% - 6.4%	6.0%	6.4%
NONRECURRING
Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	N/A	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	13.8%	32.6%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2021 and 2020.

		Purchases			Net change in	Net change in
	Beginning	and	Sales and	Ending	fair value for	fair value for
2021	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$4,024	$23,164	$(26,431)	$757	$(3,267)	$—
Individual forward sale commitments with investors	(67)	2,526	(1,651)	808	875	—
Securities available-for-sale, at fair value	1,111	40	(13)	1,138	—	27
2020
Interest rate lock commitments with customers	$557	$53,281	$(49,814)	$4,024	$3,467	$—
Individual forward sale commitments with investors	(195)	(4,857)	4,985	(67)	128	—
Securities available-for-sale, at fair value	1,162	—	(51)	1,111	—	(40)

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

The following table provides estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020, whether or not recognized at fair value on the Consolidated Balance Sheets:

	December 31,		December 31,
	2021		2020
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$26,491	$26,491	$91,576	$91,576
Certificates of deposit at other financial institutions	10,542	10,542	12,278	12,278
Level 2 inputs:
Securities available-for-sale, at fair value	270,221	270,221	176,907	176,907
Securities held-to-maturity	7,500	8,128	7,500	7,556
Loans held for sale, at fair value	125,810	125,810	166,448	166,448
FHLB stock, at cost	4,778	4,778	7,439	7,439
Forward TBA mortgage-backed securities	53	53	—	—
Interest rate swaps	1,168	1,168	21	21
Accrued interest receivable	7,594	7,594	7,030	7,030
Level 3 inputs:
Securities available-for-sale, at fair value	1,138	1,138	1,111	1,111
Loans receivable, gross	1,759,026	1,746,585	1,574,227	1,580,360
Servicing rights, held at lower of cost or fair value	16,970	26,070	12,595	12,833
Fair value interest rate locks with customers	757	757	4,024	4,024
Mandatory and best effort forward commitments with investors	808	808	—	—
Financial Liabilities
Level 2 inputs:
Deposits	1,915,744	1,912,498	1,674,071	1,674,328
Borrowings	42,528	43,365	165,809	167,680
Subordinated notes, excluding unamortized debt issuance costs	50,000	51,688	10,000	11,083
Accrued interest payable	766	766	406	406
Interest rate swaps	155	155	1,252	1,252
Forward TBA mortgage-backed securities	—	—	1,602	1,602
Level 3 inputs:
Mandatory and best effort forward commitments with investors	—	—	67	67

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended December 31, 2021 and 2020:

	At or For the Year Ended December 31,
Numerator (in thousands):	2021	2020
Net income	$37,412	$39,264
Dividends and undistributed earnings allocated to participating securities	(613)	(192)
Net income available to common shareholders	$36,799	$39,072
Denominator (shown as actual):
Basic weighted average common shares outstanding	8,326,165	8,546,700
Dilutive shares	200,580	162,038
Diluted weighted average common shares outstanding	8,526,745	8,708,738
Basic earnings per share	$4.42	$4.57
Diluted earnings per share	$4.32	$4.49
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	16,466	133,238

______________________

Share and per share data has been adjusted for all periods to reflect the two-for-one stock split effective July 14, 2021.

NOTE 17 - DERIVATIVES

The Bank regularly enters into commitments to originate and sell loans held for sale. The Bank has established a hedging strategy to protect itself against the risk of loss associated with interest rate movements on loan commitments. The Bank enters into contracts to sell forward TBA mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments for reporting purposes under U.S. GAAP. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income or noninterest expense. The Bank recognizes all derivative instruments as either other assets or other liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.

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

The Bank reclassified realized losses of $538,000 and  $198,000 from accumulated other comprehensive income to interest expense related to these cash flow hedges for the year ended December 31, 2021 and 2020, respectively.  The Bank expects that approximately $242,000 will be reclassified from accumulated other comprehensive income as a net increase to interest expense over the next twelve months related to these cash flow hedges.

The following tables summarize the Company’s derivative instruments at the dates indicated:

	December 31, 2021
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$1,168	$155
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	71,890	757	—
Mandatory and best effort forward commitments with investors	74,375	808	—
Forward TBA mortgage-backed securities	111,000	53	—

	December 31, 2020
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$21	$1,252
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	136,739	4,024	—
Mandatory and best effort forward commitments with investors	25,027	—	67
Forward TBA mortgage-backed securities	232,000	—	1,602

At December 31, 2021 and 2020, the Bank had $111.0 million and $232.0 million of TBA trades with counterparties that held margin collateral of $305,000 and $3.3 million, respectively.  At December 31, 2021, the Bank had pledged two securities with a carrying value of $3.3 million to secure interest rate swaps designated as cash flow hedges.

Changes in the fair value of the non-hedging derivatives recognized in noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net loss of $5.1 million and net gain of $6.3 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2021 and 2020:

		Unrealized Gains
	Gains and	and (Losses)
	(Losses) on	on Available
	Cash Flow	for Sale
Year Ended December 31, 2021	Hedges	Securities	Total
Beginning balance	$(967)	$3,500	$2,533
Other comprehensive income (loss) before
reclassification, net of tax	1,339	(4,042)	(2,703)
Amounts reclassified from accumulated other
comprehensive income, net of tax	422	—	422
Net current period other comprehensive income (loss)	1,761	(4,042)	(2,281)
Ending balance	$794	$(542)	$252

		Unrealized Gains
	Gains and	and (Losses)
	(Losses) on	on Available
	Cash Flow	for Sale
Year Ended December 31, 2020	Hedges	Securities	Total
Beginning balance	$—	$788	$788
Other comprehensive (loss) income before
reclassification, net of tax	(1,122)	2,947	1,825
Amounts reclassified from accumulated other
comprehensive income (loss), net of tax	155	(235)	(80)
Net current period other comprehensive (loss) income	(967)	2,712	1,745
Ending balance	$(967)	$3,500	$2,533

NOTE 19 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorizes 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 326,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At December 31, 2021, there were 441,296 stock option awards and 144,460 RSAs available to be granted under the 2018 Plan. Share and per share data has been adjusted for all periods to reflect the two-for-one stock split effective July 14, 2021.

In September 2013, the shareholders of FS Bancorp, Inc. approved the FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The Plan provides for the grant of stock options and RSAs. The 2013 Plan authorizes the grant of stock options totaling 648,026 shares of common stock to Company directors and employees of which 644,000 stock options were granted with an exercise price equal to the market price of FS Bancorp’s common stock at the grant date of May 8, 2014, of $8.45 per share. The 2013 Plan authorized the grant of RSAs totaling 259,210 shares to Company directors, advisory directors, emeritus directors, officers, and employees, all of which have been granted. All options and RSAs previously granted have vested at December 31, 2021. At December 31, 2021, there were no stock options available to be granted under the 2013 Plan.  Share and per share data has been adjusted for all periods to reflect the two-for-one stock split effective July 14, 2021.

Total share-based compensation expense was $1.4 million for the year ended December 31, 2021, and $1.0 million for the year ended December 31, 2020. The related income tax benefit was $304,000 and $214,000 for the years ended December 31, 2021 and 2020, respectively.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the years ended December 31, 2021 and 2020.

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Dividend yield	1.58%	1.97%
Expected volatility	37.10%	26.79%
Risk-free interest rate	1.01%	0.42%
Expected term in years	6.5	6.5
Weighted-average grant date fair value per option granted	$10.67	$8.00

The following table presents a summary of the Company’s stock option plan awards during the year ended December 31, 2021 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2021	671,754	$19.45	6.58	$5,721,159
Granted	118,850	35.46	6.41	—
Less exercised	176,978	$12.73	—	$4,265,369
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2021	613,626	$25.24	7.17	$5,362,902

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	611,614	$25.23	7.17	$5,351,462

Exercisable at December 31, 2021	261,822	$20.98	5.60	$3,313,103

Share and per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

___________________

(1)	Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At December 31, 2021, there was $2.1 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.5 years.

Restricted Stock Awards

The RSAs fair value is equal to the value of the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares for the 2018 Plan generally vest at one or three years for independent directors or over a five-year period for employees and officers beginning on the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the year ended December 31, 2021 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2021	110,184	$24.35
Granted	41,350	35.46
Less vested	29,862	24.78
Forfeited or expired	—	—
Nonvested at December 31, 2021	121,672	$28.02

Share and per share data has been adjusted to reflect the two-for-one stock split effective July 14, 2021.

At December 31, 2021, there was $3.0 million of total unrecognized compensation costs related to nonvested shares granted under the 2018 plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.5 years.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At December 31, 2021, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as loans held for investment. The majority of mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA or the FHLB of Des Moines, while the Company generally retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the years ended December 31, 2021 and 2020:

	At or For the Year Ended December 31, 2021
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$8,343	$78,306	$86,649
Provision for loan losses (2)	2,113	(2,613)	(500)
Noninterest income	28,968	8,545	37,513
Noninterest expense	(19,685)	(56,557)	(76,242)
Income before provision for income taxes	19,739	27,681	47,420
Provision for income taxes	(4,166)	(5,842)	(10,008)
Net income	$15,573	$21,839	$37,412
Total average assets for period ended	$409,363	$1,779,850	$2,189,213
FTEs	152	384	536

	At or For the Year Ended December 31, 2020
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$5,123	$68,997	$74,120
Provision for loan losses (2)	(2,758)	(10,278)	(13,036)
Noninterest income	44,808	10,551	55,359
Noninterest expense	(17,351)	(49,242)	(66,593)
Income before provision for income taxes	29,822	20,028	49,850
Provision for income taxes	(6,333)	(4,253)	(10,586)
Net income	$23,489	$15,775	$39,264
Total assets	$460,409	$1,652,832	$2,113,241
Total average assets for period ended	$396,367	$1,543,681	$1,940,048
FTEs	152	354	506

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

All of the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021 and 2020:

(Dollars in thousands):	At or For the Year Ended December 31,
Noninterest income	2021	2020
In-scope of Topic 606:
Debit card interchange fees	$2,252	$1,879
Deposit service and account maintenance fees	757	786
Noninterest income (in-scope of Topic 606)	3,009	2,665
Noninterest income (out-of-scope of Topic 606)	34,504	52,694
Total noninterest income	$37,513	$55,359

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

NOTE 22 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at December 31, 2021 and 2020, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the Branch Purchase in 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2021 and determined that no impairment of goodwill existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.  Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2021, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the years ended December 31, 2021, and December 31, 2020.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2019	$7,490	$(2,033)	$5,457
Amortization	—	(706)	(706)
Balance, December 31, 2020	7,490	(2,739)	4,751
Amortization	—	(691)	(691)
Balance, December 31, 2021	$7,490	$(3,430)	$4,060

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $691,000 for the year ended December 31, 2021, and $706,000 for the year ended December 31, 2020.

Amortization expense for CDI is expected to be as follows for the years ended December 31:

2022	$691
2023	691
2024	621
2025	525
2026	525
Thereafter	1,007
Total	$4,060

NOTE 23 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The Condensed Balance Sheets, Statements of Income, and Statements of Cash Flows for FS Bancorp, Inc. (Parent Only) are presented below:

Condensed Balance Sheets	December 31,
Assets	2021	2020
Cash and due from banks	$19,883	$14,531
Investment in subsidiary	277,390	225,484
Other assets	407	202
Total assets	$297,680	$240,217
Liabilities and Stockholders' Equity
Subordinated notes, net	49,394	10,000
Other liabilities	779	210
Total liabilities	50,173	10,210
Stockholders' equity	247,507	230,007
Total liabilities and stockholders' equity	$297,680	$240,217

Condensed Statements of Income	Year Ended December 31,
	2021	2020
Interest expense on subordinated note	$(1,722)	$(776)
Dividends received from subsidiary	9,800	20,862
Other expenses	(272)	(195)
Income before income tax benefit and equity in undistributed net income of subsidiary	7,806	19,891
Income tax benefit	419	204
Equity in undistributed earnings of subsidiary	29,187	19,169
Net income	$37,412	$39,264

Condensed Statements of Cash Flows	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$37,412	$39,264
Equity in undistributed net income of subsidiary	(29,187)	(19,169)
Amortization	61	115
ESOP compensation expense for allocated shares	1,482	1,025
Share-based compensation expense related to stock options and restricted stock	1,446	1,020
Other assets	(205)	(30)
Other liabilities	569	27
Net cash from operating activities	11,578	22,252
Cash flows (used by) from investing activities:
Net proceeds from ESOP	291	282
Investment in subsidiary	(25,000)	—
Net cash (used by) from investing activities	(24,709)	282
Cash flows from (used by) financing activities:
Net proceeds from issuance of subordinated notes	49,333	—
Repayment of subordinated notes	(10,000)	—
(Disbursements) proceeds from stock options exercised	(2,076)	(161)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(211)	(34)
Common stock repurchased	(13,961)	(9,802)
Dividends paid on common stock	(4,602)	(3,574)
Net cash from (used by) financing activities	18,483	(13,571)
Net increase in cash and cash equivalents	5,352	8,963
Cash and cash equivalents, beginning of year	14,531	5,568
Cash and cash equivalents, end of year	$19,883	$14,531

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2021 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

FS Bancorp’s management assessed the effectiveness of FS Bancorp’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on management’s assessment, it was concluded that, as of December 31, 2021, FS Bancorp’s internal control over financial reporting was effective based on those criteria. Moss Adams LLP, an independent registered public accounting firm, has audited FS Bancorp’s consolidated financial statements and the effectiveness of its internal control over financial reporting as of December 31, 2021, which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

d)  Equity Compensation Plans Information. The following table summarizes share and exercise price information about FS Bancorp’s equity compensation plans as of December 31, 2021:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants, and rights (3)	warrants, and rights (3)	column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2013 Equity Incentive Plan(1)	96,826	$10.52	N/A
2018 Equity Incentive Plan(2)	516,800	$27.86	585,756
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	613,626	$25.24	585,756

Share and per share data has been adjusted to reflect a two-for-one stock split effective July 14, 2021.

_____________________________

(1) The restricted shares granted under the 2013 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees. At December 31, 2021, there were 259,210 restricted shares granted pursuant to the 2013 Equity Incentive Plan and no shares were available for future grants of restricted stock.

(2) The restricted shares granted under the 2018 Equity Incentive Plan were purchased by FS Bancorp in open market transactions and subsequently issued to the Company’s directors and certain employees.  At December 31, 2021, there were 181,540 restricted shares granted pursuant to the 2018 Equity Incentive Plan and 144,460 shares were available for future grants of restricted stock.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
For a list of the financial statements filed as part of this report see “Part II - Item 8. Financial Statements and Supplementary Data.”
2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.
(b)	Exhibits
Exhibits are available from the Company by written request

	3.1	Articles of Incorporation for FS Bancorp, Inc. (1)
	3.2	Bylaws for FS Bancorp, Inc. (2)
	4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
	4.2	Description of Capital Stock of FS Bancorp, Inc. (8)
	4.3	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee. (3)
	4.4	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto) (3)
	10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
	10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
	10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
	10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
	10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
	10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
	10.9	Form of Change of Control Agreement with Donn C. Costa, Dennis O’Leary, Rob Fuller, Lisa Cleary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (5)
	10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (7)
	10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (7)
	10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (7)
	10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (7)
	14	Code of Ethics and Conduct Policy (6)
	21	Subsidiaries of Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

	104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 10, 2013 (File No. 001-355589).

(3)   Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-192990) filed on December 20, 2013 and incorporated by reference.

(5)   Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589)

(6)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23,2018.

(8)  Filed as an exhibit to the Registrant’s Registration Statement on Form 424b5 (333-22513) filed on September 11,2017.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2022	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 16, 2022

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 16, 2022

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 16, 2022

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 16, 2022

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 16, 2022

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 16, 2022

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith		March 16, 2022

/s/Mark H. Tueffers	Director
Mark H. Tueffers		March 16, 2022

/s/Pamela M. Andrews	Director	March 16, 2022
Pamela M. Andrews