Form 10-Q
period 2022-03-31
FS Bancorp, Inc.
filed 2022-05-10
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022              OR

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 6, 2022, there were 7,906,583 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10-Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	March 31,	December 31,
ASSETS	2022	2021
Cash and due from banks	$12,014	$12,043
Interest-bearing deposits at other financial institutions	17,592	14,448
Total cash and cash equivalents	29,606	26,491
Certificates of deposit at other financial institutions	8,177	10,542
Securities available-for-sale, at fair value	263,306	271,359
Securities held-to-maturity, net of allowance for credit losses of $72 and none, respectively (fair value of $7,663 and $8,128, respectively)	7,428	7,500
Loans held for sale, at fair value	42,068	125,810
Loans receivable, net (includes $14,918 and $16,083, at fair value, respectively)	1,797,663	1,728,540
Accrued interest receivable	8,436	7,594
Premises and equipment, net	26,116	26,591
Operating lease right-of-use (“ROU”) assets	5,172	4,557
Federal Home Loan Bank (“FHLB”) stock, at cost	4,666	4,778
Deferred tax asset, net	2,611	—
Bank owned life insurance (“BOLI”), net	36,890	37,092
Servicing rights, held at the lower of cost or fair value	18,041	16,970
Goodwill	2,312	2,312
Core deposit intangible, net	3,887	4,060
Other assets	17,554	12,195
TOTAL ASSETS	$2,273,933	$2,286,391
LIABILITIES
Deposits:
Noninterest-bearing accounts	$475,142	$459,522
Interest-bearing accounts	1,444,646	1,456,222
Total deposits	1,919,788	1,915,744
Borrowings	35,528	42,528
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(589)	(606)
Total subordinated notes less unamortized debt issuance costs	49,411	49,394
Operating lease liabilities	5,406	4,792
Deferred tax liability, net	—	1,183
Other liabilities	27,850	25,243
Total liabilities	2,037,983	2,038,884
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 8,067,211 and 8,169,887 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	81	82
Additional paid-in capital	65,035	67,958
Retained earnings	184,748	179,215
Accumulated other comprehensive (loss) income, net of tax	(13,914)	252
Total stockholders’ equity	235,950	247,507
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,273,933	$2,286,391

_______________________________

Share and per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME
Loans receivable, including fees	$23,047	$21,534
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,579	1,250
Total interest and dividend income	24,626	22,784
INTEREST EXPENSE
Deposits	1,285	1,982
Borrowings	133	446
Subordinated notes	486	256
Total interest expense	1,904	2,684
NET INTEREST INCOME	22,722	20,100
PROVISION FOR CREDIT LOSSES	1,043	1,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,679	18,600
NONINTEREST INCOME
Service charges and fee income	1,013	765
Gain on sale of loans	3,857	11,685
Earnings on cash surrender value of BOLI	217	214
Other noninterest income	789	370
Total noninterest income	5,876	13,034
NONINTEREST EXPENSE
Salaries and benefits	11,972	11,609
Operations	2,479	2,467
Occupancy	1,223	1,139
Data processing	1,360	1,307
Loss on sale of OREO	—	9
Loan costs	523	524
Professional and board fees	993	822
Federal Deposit Insurance Corporation (“FDIC”) insurance	157	248
Marketing and advertising	188	97
Amortization of core deposit intangible	173	177
Recovery of servicing rights	(1)	(2,050)
Total noninterest expense	19,067	16,349
INCOME BEFORE PROVISION FOR INCOME TAXES	8,488	15,285
PROVISION FOR INCOME TAXES	1,618	3,402
NET INCOME	$6,870	$11,883
Basic earnings per share	$0.83	$1.39
Diluted earnings per share	$0.81	$1.35

____________________________

Per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$6,870	$11,883
Other comprehensive loss:
Securities available-for-sale:
Unrealized loss during period	(20,973)	(2,186)
Income tax benefit related to unrealized holding loss	4,510	472
Cash flow hedges:
Unrealized derivative gain during period	2,827	1,036
Income tax provision related to unrealized derivative gain	(608)	(223)
Reclassification adjustment for realized loss, net included in net income	101	114
Income tax benefit related to reclassification, net	(23)	(25)
Other comprehensive loss, net of tax	(14,166)	(812)
COMPREHENSIVE (LOSS) INCOME	$(7,296)	$11,071

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended March 31, 2021 and 2022

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income,	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2021	8,475,912	$84	$81,276	$146,405	$2,533	$(291)	$230,007
Net income	—	$—	—	11,883	—	—	$11,883
Dividends paid ($0.13 per share)	—	$—	—	(1,095)	—	—	$(1,095)
Share-based compensation	—	$—	295	—	—	—	$295
Common stock repurchased - repurchase plan	(14,832)	$—	(273)	—	—	—	$(273)
Stock options exercised, net	5,000	$—	(96)	—	—	—	$(96)
Other comprehensive loss, net of tax	—	$—	—	—	(812)	—	$(812)
ESOP shares allocated	—	$—	336	—	—	66	$402
BALANCE, March 31, 2021	8,466,080	$84	$81,538	$157,193	$1,721	$(225)	$240,311

BALANCE, January 1, 2022	8,169,887	$82	$67,958	$179,215	$252	$—	$247,507
Net income	—	$—	—	6,870	—	—	$6,870
New credit standard (Topic 326) - impact in year of adoption	—	$—	—	297	—	—	$297
Dividends paid ($0.20 per share)	—	$—	—	(1,634)	—	—	$(1,634)
Share-based compensation	—	$—	451	—	—	—	$451
Common stock repurchased - repurchase plan	(115,356)	$(1)	(3,444)	—	—	—	$(3,445)
Stock options exercised, net	12,680	$—	70	—	—	—	$70
Other comprehensive loss, net of tax	—	$—	—	—	(14,166)	—	$(14,166)
BALANCE, March 31, 2022	8,067,211	$81	$65,035	$184,748	$(13,914)	$—	$235,950

_________________________________

Share and per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

.

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income	$6,870	$11,883
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	1,043	1,500
Depreciation, amortization and accretion	4,289	5,165
Compensation expense related to stock options and restricted stock awards	451	295
ESOP compensation expense for allocated shares	—	402
Change in cash surrender value of BOLI	(217)	(214)
Gain on sale of loans held for sale	(3,857)	(11,685)
Origination of loans held for sale	(211,575)	(409,209)
Proceeds from sale of loans held for sale	302,553	423,983
Recovery of servicing rights	(1)	(2,050)
Loss on sale of OREO	—	9
Changes in operating assets and liabilities
Accrued interest receivable	(842)	(399)
Other assets	(476)	(2,547)
Other liabilities	(296)	1,066
Net cash from operating activities	97,942	18,199
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	3,333	6,919
Purchases	(16,762)	(32,729)
Maturities of certificates of deposit at other financial institutions	2,365	—
Portfolio loan originations and principal collections, net	(73,340)	(50,704)
Purchase of portfolio loans	(2,806)	—
Proceeds from sale of portfolio loans	—	81
Purchase of premises and equipment	(160)	(128)
Proceeds from bank owned life insurance death benefits	419	—
Change in FHLB stock, net	112	964
Net cash used by investing activities	(86,839)	(75,597)
CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES
Net increase in deposits	4,021	106,680
Proceeds from borrowings	38,000	—
Repayments of borrowings	(45,000)	(93,281)
Dividends paid on common stock	(1,634)	(1,095)
Net proceeds from issuance of subordinated notes	—	49,333
Repayment of subordinated notes	—	(10,000)
Disbursements from stock options exercised, net	70	(96)
Common stock repurchased	(3,445)	(273)
Net cash (used by) from financing activities	(7,988)	51,268
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,115	(6,130)

CASH AND CASH EQUIVALENTS, beginning of period	26,491	91,576
CASH AND CASH EQUIVALENTS, end of period	$29,606	$85,446
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$1,921	$2,546
Income taxes	—	—

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale investment securities	$(20,973)	$(2,186)
Change in unrealized gain on cash flow hedges	2,928	1,150
Retention in gross mortgage servicing rights from loan sales	2,550	3,144
Right-of-use assets in exchange for lease liabilities	938	422

See accompanying notes to these consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 21 full-service bank branches, a headquarters that also originates loans and accepts deposits, and loan production offices in suburban communities in the greater Puget Sound area, the Tri-Cities, and our newest loan production office in Vancouver, Washington. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

Financial Statement Presentation - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited financial statements and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2021, as filed with the SEC on March 16, 2022. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to March 31, 2022 for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform” (“Topic 848”). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging - Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU  and the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the effective dates.  The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) for creditors, require new disclosures for creditors for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty, and require public business entities to include current-period gross write-offs in the vintage disclosure tables. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company previously adopted the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology, on January 1, 2022, the amendments can be adopted early.  The Company is currently evaluating the impact of the adoption of ASU 2022-02.

Application of New Accounting Guidance Adopted in 2022

On January 1, 2022, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Additionally, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2022 are presented under ASC 326. The adoption resulted in a decrease of $2.9 million to our allowance for credit losses on loans (“ACLL”), an increase of $2.4 million to our allowance for unfunded commitments and letters of credit, an increase of $72,000 to our allowance for held-to-maturity securities, and a net-of-tax cumulative-effect adjustment of $297,000 to increase the beginning balance of retained earnings.

The Company finalized the adoption as of January 1, 2022 as detailed in the following table:

	January 1, 2022 As Reported	January 1, 2022 Pre-Topic 326	Impact of Topic 326
Assets	Under Topic 326	Adoption	Adoption
Allowance for credit losses on debt securities held-to-maturity	$72	$—	$72

Loans
Commercial	$1,728	$5,667	$(3,939)
Construction and development	2,328	4,448	(2,120)
Home equity	455	279	176
One-to-four-family	3,656	1,424	2,232
Multi-family	1,397	2,980	(1,583)
Indirect home improvement	9,394	3,540	5,854
Marine	900	702	198
Other consumer	64	38	26
Commercial and industrial	2,727	5,953	(3,226)
Warehouse lending	127	583	(456)
Unallocated	—	21	(21)
Allowance for credit losses on loans	$22,776	$25,635	$(2,859)

Liabilities
Allowance for credit losses on unfunded loan commitments	$2,908	$499	$2,409

Total			$(378)

________________________

The adoption of CECL resulted in an increase of retained earnings of $297,000, net of tax.

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity securities by individual security. Accrued interest receivable on held-to-maturity debt securities totaled $103,000 at March 31, 2022, is recorded in Other Assets on the Consolidated Balance Sheets and excluded from the estimate of credit losses. The estimate of expected credit losses considers credit ratings and historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The held-to-maturity portfolio consists entirely of corporate securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a CECL reserve.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not to be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (“OCI”).

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities totaled $1.8 million at March 31, 2022, is recorded in Other Assets on the Consolidated Balance Sheets and is not included in the estimate of credit losses.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. The Company may also account for expected recoveries should information of an anticipated recovery become available. In the case of actual or expected recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The lookback period in the analysis includes historical data from 2009 to present. Adjustments to historical loss information are made when management determines historical data is not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Accrued interest receivable totaled $6.5 million at March 31, 2022, was reported in Other Assets on the Consolidated Balance Sheets, and was excluded from the estimate of credit losses for loans.

Collective Assessment

The allowance for credit losses on loans is measured on a collective cohort basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans.

The Company has elected a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts (“cohorts”), with the exception of the indirect and marine portfolios which are evaluated under a vintage methodology. Guaranteed portions of loans are measured with zero risk due to cash collateral and full guaranty.

The PD calculation looks at the historical loan portfolio at particular points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12-month period. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. In cohorts where the Company’s historical data are insufficient due to a minimal amount of default activity or zero defaults, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs. Additionally, management reviews all other cohorts to determine if index PDs should be used outside of these criteria.

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (non-accrual, charge-off, or greater than 90 days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e. nonaccrual or charge-off). Due to very limited charge-off history, management uses index LGDs comprised of rates derived from the LGD experience of other community banks in place of the Company’s historical LGDs.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the allowance for credit losses on loans. The calculation includes a 12-month PD forecast based on the Company’s regression model comparing peer nonperforming loan ratios to the national unemployment rate and other forecast data. After the forecast period, PD rates revert on a straight-line basis back to long-term historical average rates over a 12-month period.

The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Company adjusts the modeled historical losses by a Qualitative and Environmental adjustment to incorporate all significant risks to form a sufficient basis to estimate the credit losses.

Individual Assessment

Loans classified as Nonaccrual, Troubled Debt Restructuring (“TDR”), or Reasonably Expected TDR will be reviewed quarterly for potential individual assessment. Any loan classified as a Nonaccrual or TDR that is not determined to need individual assessment will be evaluated collectively within its respective cohort. All Reasonably Expected TDR loans will be evaluated individually to account for expected modifications in loan terms.

Where the primary and/or expected source of repayment of a specific loan is believed to be the future liquidation of available collateral, impairment will generally be measured based upon expected future collateral proceeds, net of disposition expenses including sales commissions as well as other costs potentially necessary to sell the asset(s) (i.e. past due taxes, liens, etc.). Estimates of future collateral proceeds will be based upon available appraisals, reference to recent valuations of comparable properties, use of consultants or other professionals with relevant market and/or property-specific knowledge, and any other sources of information believed appropriate by management under the specific circumstances. When appraisals are ordered to support the impairment analysis of an impaired loan, the appraisal is reviewed by the Company’s internal appraisal reviewer.

Where the primary and/or expected source of repayment of a specific loan is believed to be the receipt of principal and interest payments from the borrower and/or the refinancing of the loan by another creditor, impairment will generally be measured based upon the present value of expected proceeds discounted at the contractual interest rate. Expected refinancing proceeds may be estimated from review of term sheets actually received by the borrower from other creditors and/or from the Company’s knowledge of terms generally available from other banks.

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayment assumptions will be determined by analysis of historical behavior by loan cohort.

Troubled Debt Restructurings

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. Any loan that is being considered for modification and expected to result in a TDR is identified as a Reasonably Expected TDR. Reasonably Expected TDRs are assessed in the CECL calculation utilizing their expected modified terms. The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows when a rate modification has occurred.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted through a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the allowance for credit losses on loans and is applied at the same collective cohort level.

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and allowance for credit losses at March 31, 2022 and December 31, 2021:

	March 31, 2022
				Estimated	Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	Losses
U.S. agency securities	$21,154	$94	$(2,256)	$18,992	$—
Corporate securities	9,496	12	(774)	8,734	—
Municipal bonds	144,572	255	(13,091)	131,736	—
Mortgage-backed securities	92,346	25	(5,724)	86,647	—
U.S. Small Business Administration securities	17,403	61	(267)	17,197	—
Total securities available-for-sale	284,971	447	(22,112)	263,306	—

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	191	(28)	7,663	72
Total securities held-to-maturity	7,500	191	(28)	7,663	72
					—
Total securities	$292,471	$638	$(22,140)	$270,969	$72

	December 31, 2021
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$21,155	$133	$(318)	$20,970
Corporate securities	9,495	31	(524)	9,002
Municipal bonds	136,377	1,577	(2,521)	135,433
Mortgage-backed securities	88,641	1,457	(696)	89,402
U.S. Small Business Administration securities	16,383	235	(66)	16,552
Total securities available-for-sale	272,051	3,433	(4,125)	271,359

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	628	—	8,128
Total securities held-to-maturity	7,500	628	—	8,128

Total securities	$279,551	$4,061	$(4,125)	$279,487

The following table presents the activity in the allowance for credit losses on securities held-to-maturity by major security type for the three months ended March 31, 2022:

Corporate
For the Three Months Ended March 31, 2022	Securities
Beginning allowance balance	$—
Impact of adopting ASU 2016-13	72
Provision for credit losses	—
Securities charged-off	—
Recoveries	—
Total ending allowance balance	$72

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $103,000 and $113,000 as of

March 31, 2022 and December 31, 2021, respectively and was $1.8 million and $1.1 million on available-for-sale debt securities as of March 31, 2022 and December 31, 2021, respectively.  Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses.

The Bank monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at March 31, 2022, aggregated by credit quality indicator:

Corporate
March 31, 2022	Securities
BBB/BBB-	$7,500

As of March 31, 2022, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing.

At March 31, 2022, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $7.5 million to secure Washington State public deposits of $14.7 million with a $5.8 million collateral requirement by the Washington Public Deposit Protection Commission.  At March 31, 2022, the Bank had pledged two securities with a total carrying value of $2.8 million to secure interest rate swaps designated as cash flow hedges. See “Note 5- Derivatives”, for detail on the Bank’s interest rate swaps.

Investment securities that were in an unrealized loss position at March 31, 2022 and December 31, 2021 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$12,749	$(1,485)	$3,196	$(771)	$15,945	$(2,256)
Corporate securities	—	—	4,226	(774)	4,226	(774)
Municipal bonds	84,565	(8,963)	31,746	(4,128)	116,311	(13,091)
Mortgage-backed securities	75,898	(5,600)	4,291	(124)	80,189	(5,724)
U.S. Small Business Administration securities	8,458	(267)	—	—	8,458	(267)
Total securities available-for-sale	$181,670	$(16,315)	$43,459	$(5,797)	$225,129	$(22,112)

SECURITIES HELD-TO-MATURITY
Corporate securities	972	(28)	—	—	972	(28)
Total securities held-to-maturity	972	(28)	—	—	972	(28)

Total	$182,642	$(16,343)	$43,459	$(5,797)	$226,101	$(22,140)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$13,125	$(105)	$3,752	$(213)	$16,877	$(318)
Corporate securities	—	—	5,476	(524)	5,476	(524)
Municipal bonds	72,098	(1,961)	14,116	(560)	86,214	(2,521)
Mortgage-backed securities	33,291	(620)	3,825	(76)	37,116	(696)
U.S. Small Business Administration securities	2,988	(66)	—	—	2,988	(66)
Total securities available-for-sale	$121,502	$(2,752)	$27,169	$(1,373)	$148,671	$(4,125)

There was one held-to-maturity debt security with unrealized losses less than one year and none with unrealized losses of more than one year at March 31, 2022.  There were no held-to-maturity debt securities in an unrealized loss position as of December 31, 2021.

There were 145 available-for-sale securities with unrealized losses of less than one year, and 29 available-for-sale securities with an unrealized loss of more than one year at March 31, 2022. There were 75 available-for-sale securities with unrealized losses of less than one year, and 17 available-for-sale securities with an unrealized loss of more than one year at December 31, 2021. The unrealized losses associated with these securities are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity.  Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes.  Subsequently, all of the Company’s obligations of states and political subdivisions is local municipal debt from within the Company’s geographic footprint and is monitored through quarterly or annual financial review.  All of the available-for-sale mortgage-backed securities and U.S. Small Business Administration securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the three months ended March 31, 2022, or for the year ended December 31, 2021.

The contractual maturities of securities available-for-sale and held-to-maturity at March 31, 2022 and December 31, 2021 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	March 31, 2022		December 31, 2021
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$954	$959	$959	$1,004
Due after five years through ten years	6,923	6,351	6,920	6,850
Due after ten years	13,277	11,682	13,276	13,116
Subtotal	21,154	18,992	21,155	20,970
Corporate securities
Due after one year through five years	3,496	3,508	3,495	3,526
Due after five years through ten years	4,000	3,578	4,000	3,627
Due after ten years	2,000	1,648	2,000	1,849
Subtotal	9,496	8,734	9,495	9,002
Municipal bonds
Due after one year through five years	3,717	3,746	3,724	3,850
Due after five years through ten years	8,037	7,932	6,857	7,035
Due after ten years	132,818	120,058	125,796	124,548
Subtotal	144,572	131,736	136,377	135,433
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	77,518	72,265	75,171	75,737

Federal Home Loan Mortgage Corporation (“FHLMC”)	9,514	9,237	9,606	9,768
Government National Mortgage Association (“GNMA”)	5,314	5,145	3,864	3,897
Subtotal	92,346	86,647	88,641	89,402
U.S. Small Business Administration securities
Due after one year through five years	3,453	3,374	2,485	2,507
Due after five years through ten years	4,951	4,955	4,420	4,515
Due after ten years	8,999	8,868	9,478	9,530
Subtotal	17,403	17,197	16,383	16,552
Total securities available-for-sale	284,971	263,306	272,051	271,359

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	7,500	7,663	7,500	8,128
Total securities held-to-maturity	7,500	7,663	7,500	8,128

Total securities	$292,471	$270,969	$279,551	$279,487

There were no sales proceeds, gains or losses from the sale of securities available-for-sale for both the three months ended March 31, 2022 and 2021.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES - LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	March 31,	December 31,
REAL ESTATE LOANS	2022	2021
Commercial	$269,517	$264,429
Construction and development	258,680	240,553
Home equity	44,394	41,017
One-to-four-family (excludes loans held for sale)	361,079	366,146
Multi-family	196,924	178,158
Total real estate loans	1,130,594	1,090,303
CONSUMER LOANS
Indirect home improvement	359,443	336,285
Marine	82,560	82,778
Other consumer	2,994	2,980
Total consumer loans	444,997	422,043
COMMERCIAL BUSINESS LOANS
Commercial and industrial (includes Paycheck Protection Program ("PPP") loans)	207,480	208,552
Warehouse lending	37,957	33,277
Total commercial business loans	245,437	241,829
Total loans receivable, gross	1,821,028	1,754,175
Allowance for credit losses on loans (1)	(23,365)	(25,635)
Total loans receivable, net	$1,797,663	$1,728,540

_________________________

(1)	Allowance for credit losses on loans in 2022 reported using the CECL method and in 2021 reported using the incurred loss method.

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $5.2 million as of March 31, 2022 and $4.9 million as of December 31, 2021. Net loans include net discounts on acquired loans of $614,000 and $751,000 as of March 31, 2022 and December 31, 2021, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $6.5 million as of March 31, 2022 and $6.3 million as of December 31, 2021 and was reported in accrued interest receivable on the Consolidated Balance Sheets.

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington near our newest loan production office in Vancouver, Washington, or near our loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, and Nevada.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At March 31, 2022, the Bank held approximately $750.6 million in loans that are pledged as collateral for FHLB advances, compared to approximately $761.6 million at December 31, 2021. The Bank held approximately $451.8 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (“FRB”) line of credit at March 31, 2022, compared to approximately $428.7 million at December 31, 2021.

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

The following tables detail activity in the allowance for credit losses on loans by loan categories at or for the three months ended March 31, 2022 and in the allowance for loan losses under the incurred loss methodology for the three months ended March 31, 2021:

	At or For the Three Months Ended March 31, 2022
	Real		Commercial
Allowance for credit losses on loans	Estate	Consumer	Business	Unallocated	Total
Beginning balance, prior to adoption of ASC 326	$14,798	$4,280	$6,536	$21	$25,635
Impact of adopting ASC 326	(5,234)	6,078	(3,682)	(21)	(2,859)
Provision for credit losses on loans	996	(303)	159	—	852
Loans charged-off	—	(523)	—	—	(523)
Recoveries	—	260	—	—	260
Total ending allowance balance	$10,560	$9,792	$3,013	$—	$23,365

	At or For the Three Months Ended March 31, 2021
	Real		Commercial
Allowance for loan losses	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$13,846	$6,696	$4,939	$691	$26,172
Provision for loan losses	(231)	378	768	585	1,500
Loans charged-off	—	(503)	(38)	—	(541)
Recoveries	—	244	—	—	244
Total ending allowance balance	$13,615	$6,815	$5,669	$1,276	$27,375
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$241	$1,169	$—	$1,425
Loans collectively evaluated for impairment	13,600	6,574	4,500	1,276	25,950
Ending balance	$13,615	$6,815	$5,669	$1,276	$27,375
LOANS RECEIVABLE
Loans individually evaluated for impairment	$2,896	$689	$5,691	$—	$9,276
Loans collectively evaluated for impairment	926,973	380,817	303,369	—	1,611,159
Ending balance	$929,869	$381,506	$309,060	$—	$1,620,435

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

At March 31, 2022 and December 31, 2021, the Company had no TDRs. There were no TDRs which incurred a payment default within twelve months of the restructure date during the three months ended March 31, 2022 and 2021.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at March 31, 2022 and December 31, 2021:

	March 31, 2022
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$269,517	$269,517	$—
Construction and development	—	—	—	—	258,680	258,680	—
Home equity	—	40	155	195	44,199	44,394	257
One-to-four-family	815	199	538	1,552	359,527	361,079	751
Multi-family	—	—	—	—	196,924	196,924	—
Total real estate loans	815	239	693	1,747	1,128,847	1,130,594	1,008
CONSUMER LOANS
Indirect home improvement	830	228	213	1,271	358,172	359,443	524
Marine	28	—	—	28	82,532	82,560	57
Other consumer	10	2	—	12	2,982	2,994	—
Total consumer loans	868	230	213	1,311	443,686	444,997	581
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	1,087	1,087	206,393	207,480	5,208
Warehouse lending	—	—	—	—	37,957	37,957	—
Total commercial business loans	—	—	1,087	1,087	244,350	245,437	5,208
Total loans	$1,683	$469	$1,993	$4,145	$1,816,883	$1,821,028	$6,797

	December 31, 2021
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$264,429	$264,429	$—
Construction and development	—	—	—	—	240,553	240,553	—
Home equity	—	—	179	179	40,838	41,017	301
One-to-four-family	593	264	480	1,337	364,809	366,146	480
Multi-family	—	—	—	—	178,158	178,158	—
Total real estate loans	593	264	659	1,516	1,088,787	1,090,303	781
CONSUMER LOANS
Indirect home improvement	1,047	280	295	1,622	334,663	336,285	554
Marine	119	—	—	119	82,659	82,778	57
Other consumer	11	2	18	31	2,949	2,980	18
Total consumer loans	1,177	282	313	1,772	420,271	422,043	629
COMMERCIAL BUSINESS LOANS
Commercial and industrial	791	—	—	791	207,761	208,552	4,419
Warehouse lending	—	—	—	—	33,277	33,277	—
Total commercial business loans	791	—	—	791	241,038	241,829	4,419
Total loans	$2,561	$546	$972	$4,079	$1,750,096	$1,754,175	$5,829

There were no loans 90 days or more past due and still accruing interest at both March 31, 2022 and December 31, 2021.

Impaired Loans and the Allowance for Loan Losses -  Prior to the implementation of Financial Instruments - Credit Losses (Topic 326) on January 1, 2022, a loan was considered impaired when, based on current information and circumstances, the Company determines it was probable that it would be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Factors involved in determining impairment included, but were not limited to, the financial condition of the borrower, the value of the underlying collateral and the status of the economy. Impaired loans were comprised of loans on nonaccrual, TDRs that were performing under their restructured terms, and loans that were 90 days or more past due, but were still on accrual.

The following table provides additional information on impaired loans with and without allowance reserves at December 31, 2021. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	December 31, 2021
	Unpaid
WITH NO RELATED ALLOWANCE RECORDED	Principal	Recorded	Related
Real estate loans:	Balance	Investment	Allowance
Home equity	$259	$227	$—
One-to-four-family	497	480	—
	756	707	—
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
Home equity	92	74	23
Consumer loans:
Indirect	551	554	193
Marine	56	57	20
Other consumer	18	18	6
Commercial business loans:
Commercial and industrial	4,417	4,419	921
	5,134	5,122	1,163
Total	$5,890	$5,829	$1,163

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three months ended March 31, 2021:

	March 31, 2021
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized
Commercial	$—	$—
Construction and development	1,850	—
Home equity	652	2
One-to-four-family	543	2
	3,045	4
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	60	—
Consumer loans:
Indirect	786	14
Marine	36	1
Other consumer	3	—
Commercial business loans:
Commercial and industrial	5,678	—
	6,563	15
Total	$9,608	$19

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

A description of the 10 risk grades is as follows:

●	Grades 1 and 2 - These grades include loans to very high-quality borrowers with excellent or desirable business credit.
●	Grade 3 - This grade includes loans to borrowers of good business credit with moderate risk.
●	Grades 4 and 5 - These grades include “Pass” grade loans to borrowers of average credit quality and risk.
●	Grade 6 - This grade includes loans on management’s “Watch” list and is intended to be utilized on a temporary basis for “Pass” grade borrowers where frequent and thorough monitoring is required due to credit weaknesses and where significant risk-modifying action is anticipated in the near term.
●	Grade 7 - This grade is for “Other Assets Especially Mentioned (“OAEM”)” in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.
●	Grade 8 - This grade includes “Substandard” loans in accordance with regulatory guidelines which represent an unacceptable business credit where a loss is possible if loan weakness is not corrected.
●	Grade 9 - This grade includes “Doubtful” loans in accordance with regulatory guidelines where a loss is highly probable.
●	Grade 10 - This grade includes “Loss” loans in accordance with regulatory guidelines for which total loss is expected and when identified are charged off.

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

The following tables summarize risk rated loan balances by category as of March 31, 2022.  Revolving loans that are converted to term loans are treated as new originations and are presented by year of origination.  Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2022
REAL ESTATE LOANS	Term Loans by Year of Origination
Commercial	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans
Pass	$10,492	$78,064	$51,243	$42,521	$15,070	$65,267	$—	$262,657
Watch	—	—	222	411	594	133	—	1,360
Special Mention	—	—	—	306	—	5,194	—	5,500
Substandard	—	—	—	—	—	—	—	—
Total commercial	10,492	78,064	51,465	43,238	15,664	70,594	—	269,517
Construction and development
Pass	32,629	145,121	61,757	18,441	—	732	—	258,680
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	32,629	145,121	61,757	18,441	—	732	—	258,680
Home equity
Pass	2,584	2,099	7,193	—	1,371	2,104	28,783	44,134
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	3	114	143	—	260
Total home equity	2,584	2,099	7,193	3	1,485	2,247	28,783	44,394
One-to-four-family
Pass	17,592	150,822	90,638	34,097	19,738	45,470	—	358,357
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	1,971	—	—	1,971
Substandard	—	—	—	—	145	606	—	751
Total one-to-four-family	17,592	150,822	90,638	34,097	21,854	46,076	—	361,079
Multi-family
Pass	19,270	63,574	34,147	48,555	4,648	26,730	—	196,924
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	19,270	63,574	34,147	48,555	4,648	26,730	—	196,924
Total real estate loans	82,567	439,680	245,200	144,334	43,651	146,379	—	1,130,594

	March 31, 2022
CONSUMER LOANS	Term Loans by Year of Origination
Indirect home improvement	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans
Pass	$53,224	$152,815	$60,831	$39,858	$23,132	$29,045	$12	$358,917
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	142	95	90	74	125	—	526
Total indirect home improvement	53,224	152,957	60,926	39,948	23,206	29,170	12	359,443
Marine
Pass	5,610	17,335	25,380	9,931	12,889	11,358	—	82,503
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	57	—	57
Total marine	5,610	17,335	25,380	9,931	12,889	11,415	—	82,560
Other consumer
Pass	336	315	163	30	55	192	1,903	2,994
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other consumer	336	315	163	30	55	192	1,903	2,994
Total consumer loans	59,170	170,607	86,469	49,909	36,150	40,777	1,915	444,997

COMMERCIAL BUSINESS LOANS
Commercial and industrial
Pass	$7,058	$42,776	$22,103	$3,036	$4,421	$11,399	$101,676	$192,469
Watch	—	—	—	38	—	239	940	1,217
Special Mention	345	—	1,357	—	28	81	486	2,297
Substandard	—	1,101	—	4,238	249	4,987	922	11,497
Total commercial and industrial	7,403	43,877	23,460	7,312	4,698	16,706	104,024	207,480
Warehouse lending
Pass	—	—	—	—	—	—	37,957	37,957
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total warehouse lending	—	—	—	—	—	—	37,957	37,957
Total commercial business loans	7,403	43,877	23,460	7,312	4,698	16,706	141,981	245,437

TOTAL LOANS RECEIVABLE, GROSS
Pass	$148,795	$652,921	$353,455	$196,469	$81,324	$192,297	$170,331	$1,795,592
Watch	—	—	222	449	594	372	940	2,577
Special Mention	345	—	1,357	306	1,999	5,275	486	9,768
Substandard	—	1,243	95	4,331	582	5,918	922	13,091
Total loans receivable, gross	$149,140	$654,164	$355,129	$201,555	$84,499	$203,862	$172,679	$1,821,028

	December 31, 2021
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$253,092	$4,652	$5,769	$916	$—	$—	$264,429
Construction and development	240,553	—	—	—	—	—	240,553
Home equity	40,716	—	—	301	—	—	41,017
One-to-four-family	363,682	—	—	2,464	—	—	366,146
Multi-family	178,158	—	—	—	—	—	178,158
Total real estate loans	1,076,201	4,652	5,769	3,681	—	—	1,090,303
CONSUMER LOANS
Indirect home improvement	335,731	—	—	554	—	—	336,285
Marine	82,721	—	—	57	—	—	82,778
Other consumer	2,962	—	—	18	—	—	2,980
Total consumer loans	421,414	—	—	629	—	—	422,043
COMMERCIAL BUSINESS LOANS
Commercial and industrial	188,767	4,182	1,829	13,774	—	—	208,552
Warehouse lending	33,277	—	—	—	—	—	33,277
Total commercial business loans	222,044	4,182	1,829	13,774	—	—	241,829
Total loans receivable, gross	$1,719,659	$8,834	$7,598	$18,084	$—	$—	$1,754,175

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing as of March 31, 2022:

	March 31, 2022
	Nonaccrual with No	Nonaccrual with		90 Days or More
	Allowance for Credit	Allowance for Credit	Total	Past Due and
REAL ESTATE LOANS	Losses	Losses	Nonaccrual	Still Accruing
Home equity	$257	$—	$257	$—
One-to-four-family	751	—	751	—
	1,008	—	1,008	—
CONSUMER LOANS
Indirect home improvement	—	524	524	—
Marine	—	57	57	—
	—	581	581	—
COMMERCIAL BUSINESS LOANS
Commercial and industrial	1,087	4,121	5,208	—

Total	$2,095	$4,702	$6,797	$—

The Company recognized interest income on nonaccrual loans of $98,000 and $19,000 during the three months ended March 31, 2022 and 2021, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of March 31, 2022:

	March 31, 2022

REAL ESTATE LOANS	Real Estate	Equipment	Total
Home equity	$257	$—	$257
One-to-four-family	751	—	751
	1,008	—	1,008
CONSUMER LOANS
Indirect home improvement	—	524	524
Marine	—	57	57
	—	581	581
COMMERCIAL BUSINESS LOANS
Commercial and industrial	1,087	4,121	5,208

Total	$2,095	$4,702	$6,797

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $2.75 billion and $2.61 billion at March 31, 2022 and December 31, 2021, respectively.

The following table summarizes servicing rights activity at or for the dates indicated:

	At or For the Three Months Ended
	March 31,
	2022	2021
Beginning balance, at the lower of cost or fair value	$16,970	$12,595
Additions	2,550	3,144
Servicing rights amortized	(1,480)	(2,054)
Recovery of servicing rights	1	2,050
Ending balance, at the lower of cost or fair value	$18,041	$15,735

The fair value of the servicing rights’ assets was $32.1 million and $26.1 million at March 31, 2022 and December 31, 2021, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At March 31,	At December 31,
Key assumptions:	2022	2021
Weighted average discount rate	9.1%	9.1%
Conditional prepayment rate (“CPR”)	9.5%	13.8%
Weighted average life in years	7.4	5.9

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan.  The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at March  31, 2022 and December 31, 2021:

		March 31, 2022	December 31, 2021
Aggregate portfolio principal balance		$2,753,477	$2,609,776
Weighted average rate of note		3.2%	3.2%

At March 31, 2022	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	9.5%	10.5%	12.7%
Fair value MSR	$32,140	$30,931	$28,475
Percentage of MSR	1.2%	1.1%	1.0%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$32,140	$31,464	$30,813
Percentage of MSR	1.2%	1.1%	1.1%

At December 31, 2021	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	13.8%	20.0%	31.5%
Fair value MSR	$26,070	$21,188	$15,348
Percentage of MSR	1.0%	0.8%	0.6%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$26,070	$25,586	$25,119
Percentage of MSR	1.0%	1.0%	1.0%

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

The Company recorded $1.7 million and $1.4 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended March 31, 2022 and 2021, respectively.  The income, net of MSR amortization, is reported in noninterest income on the Consolidated Statements of Income.

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

The Bank reclassified net realized losses of $101,000 and $114,000 from accumulated other comprehensive income (loss) to interest expense related to these cash flow hedges for the three months ended March 31, 2022 and March 31, 2021, respectively.  The Bank expects that approximately $943,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months related to these cash flow hedges.

The following tables summarize the Bank’s derivative instruments at the dates indicated:

	March 31, 2022
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$3,941	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	82,592	250	—
Mandatory and best effort forward commitments with investors	33,255	885	—
Forward TBA mortgage-backed securities	81,000	1,706	—

	December 31, 2021
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps	$90,000	$1,168	$155
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	71,890	757	—
Mandatory and best effort forward commitments with investors	74,375	808	—
Forward TBA mortgage-backed securities	111,000	53	—

At March 31, 2022 and December 31, 2021, the Bank had $81.0 million and $111.0 million of TBA trades, respectively, with counterparties that held margin collateral of $305,000 for both periods.  At March 31, 2022, the Bank had pledged two securities with a carrying value of $2.8 million to secure interest rate swaps designated as cash flow hedges.

Changes in the fair value of the non-hedging derivatives recognized in noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net losses of $238,000 and $931,000 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6 - LEASES

The Company has operating leases for retail bank branches, home lending branches, and certain equipment. The Company’s leases have remaining lease terms of eight months to eight years and three months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
Lease cost:	March 31, 2022	March 31, 2021
Operating lease cost	$343	$348
Short-term lease cost	1	1
Total lease cost	$344	$349

The following table provides supplemental information related to operating leases at or for the three months ended March 31, 2022 and 2021:

	At or For the		At or For the
Cash paid for amounts included in the	Three Months Ended		Three Months Ended
measurement of lease liabilities:	March 31, 2022		March 31, 2021
Operating cash flows from operating leases	$346		$349
Weighted average remaining lease term- operating leases	4.8	years	5.1	years
Weighted average discount rate- operating leases	2.06%		2.33%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at March 31, 2022 for future periods are as follows:

2022	$1,065
2023	1,226
2024	1,173
2025	861
2026	737
Thereafter	688
Total lease payments	5,750
Less imputed interest	(344)
Total	$5,406

NOTE 7 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three months ended March 31, 2022 and 2021:

	At or For the Three Months Ended
	March 31,
	2022	2021
Beginning balance	$—	$90
Additions	—	—
Gross proceeds from sale of OREO	—	(81)
Loss on sale of OREO	—	(9)
Ending balance	$—	$—

There were no OREO properties at March 31, 2022 and 2021 and there were no OREO holding costs for the three months ended March 31, 2022 and 2021.

There was $755,000 in portfolio mortgage loans collateralized by residential real estate property in the process of foreclosure at March 31, 2022.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Noninterest-bearing checking	$449,075	$443,133
Interest-bearing checking (1)	329,938	349,251
Savings	198,184	193,922
Money market (2)	545,442	552,357
Certificates of deposit less than $100,000 (3)	210,984	186,974
Certificates of deposit of $100,000 through $250,000	107,429	116,206
Certificates of deposit of $250,000 and over	52,669	57,512
Escrow accounts related to mortgages serviced	26,067	16,389
Total	$1,919,788	$1,915,744

________________________

(1)	Includes $60.0 million and $90.0 million of brokered deposits at March 31, 2022 and December 31, 2021, respectively.
(2)	Includes $241,000 and $5.0 million of brokered deposits at March 31, 2022 and December 31, 2021, respectively.
(3)	Includes $127.6 million and $97.6 million of brokered deposits at March 31, 2022 and December 31, 2021, respectively.

Scheduled maturities of time deposits at March 31, 2022 for future periods ending are as follows:

At March 31, 2022
Maturing in 2022	$199,402
Maturing in 2023	65,635
Maturing in 2024	34,382
Maturing in 2025	56,961
Maturing in 2026	14,103
Thereafter	599
Total	$371,082

Interest expense by deposit category for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
	March 31,
	2022	2021
Interest-bearing checking	$161	$50
Savings and money market	383	468
Certificates of deposit	741	1,464
Total	$1,285	$1,982

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

The following table provides a summary of the Company’s commitments at March 31, 2022 and December 31, 2021:

COMMITMENTS TO EXTEND CREDIT	March 31,	December 31,
REAL ESTATE LOANS	2022	2021
Commercial	$559	$787
Construction and development	217,274	182,297
One-to-four-family (includes locks for saleable loans)	111,160	78,264
Home equity	71,964	67,596
Multi-family	3,465	3,434
Total real estate loans	404,422	332,378
CONSUMER LOANS	38,692	35,873
COMMERCIAL BUSINESS LOANS
Commercial and industrial	119,528	126,220
Warehouse lending	53,516	64,160
Total commercial business loans	173,044	190,380
Total commitments to extend credit	$616,158	$558,631

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s allowance for credit losses - unfunded loan commitments at March 31, 2022 and reserves for estimated losses from unfunded commitments at December 31, 2021 was $3.1 million and $499,000, respectively. The increase in the allowance for credit losses – unfunded loan commitments reflects the adoption of CECL, as well as the increased provision for credit losses – unfunded loan commitments recorded during the current quarter.  One-

to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated holdback.  The Company’s derivative positions are presented with discussion in “Note 5 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through March 31, 2022, the total loans sold to the FHLB were $11.7 million with the FLA totaling $938,000 and the CE obligation at $811,000 or 6.9% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $81,000, which is a part of the off-balance sheet holdback for loans sold. At both March 31, 2022 and December 31, 2021, there were no loans sold to the FHLB of Des Moines that were greater than 30 days past their contractual payment due date.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.6 million and $2.7 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2022 and December 31, 2021, respectively, which is included in other liabilities on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at March 31, 2022.

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

Loans receivable - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of March 31, 2022 and December 31, 2021, there were $14.9 million and $16.1 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment (Level 2).

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

Loans individually evaluated - Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Bank determines that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Bank measures the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Bank’s assessment as of the reporting date. In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Bank will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable), at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off by the subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported (Level 3).

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

The following tables present securities available-for-sale, mortgage loans held for sale, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At March 31, 2022
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,992	$—	$18,992
Corporate securities	—	7,734	1,000	8,734
Municipal bonds	—	131,615	121	131,736
Mortgage-backed securities	—	86,647	—	86,647
U.S. Small Business Administration securities	—	17,197	—	17,197
Mortgage loans held for sale, at fair value	—	42,068	—	42,068
Loans receivable, at fair value	—	14,918	—	14,918
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	885	885
Forward TBA mortgage-backed securities	—	1,706	—	1,706
Interest rate swaps	—	3,941	—	3,941
Interest rate lock commitments with customers	—	—	250	250
Total assets measured at fair value	$—	$324,818	$2,256	$327,074
Financial Liabilities
Total liabilities measured at fair value	$—	$—	$—	$—

Financial Assets	At December 31, 2021
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$20,970	$—	$20,970
Corporate securities	—	7,995	1,007	9,002
Municipal bonds	—	135,302	131	135,433
Mortgage-backed securities	—	89,402	—	89,402
U.S. Small Business Administration securities	—	16,552	—	16,552
Mortgage loans held for sale, at fair value	—	125,810	—	125,810
Loans receivable, at fair value	—	16,083	—	16,083
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	808	808
Forward TBA mortgage-backed securities	—	53	—	53
Interest rate swaps	—	1,168	—	1,168
Interest rate lock commitments with customers	—	—	757	757
Total assets measured at fair value	$—	$413,335	$2,703	$416,038
Financial Liabilities
Derivatives:
Interest rate swaps	—	(155)	—	(155)
Total liabilities measured at fair value	$—	$(155)	$—	$(155)

The following tables present loans individually evaluated and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$6,797	$6,797
Servicing rights	—	—	32,140	32,140

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$5,829	$5,829
Servicing rights	—	—	26,070	26,070

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at March 31, 2022 and December 31, 2021:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		March 31,	December 31,
Instruments	Techniques	Inputs	Range	2022	2021
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	93.5%	93.3%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	93.5%	93.3%
Corporate securities	Discounted cash flows	Discount rate	2.2% - 2.7%	2.7%	2.2%
Municipal bonds	Discounted cash flows	Discount rate	6.0% - 6.2%	6.2%	6.0%

NONRECURRING
Loans individually evaluated	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	9.5%	13.8%

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

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2022 and 2021:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
March 31, 2022	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$757	$2,095	$(2,602)	$250	$507	$—
Individual forward sale commitments with investors	808	2,143	(2,066)	885	77	—
Securities available-for-sale, at fair value	1,138	—	(17)	1,121	—	(17)
March 31, 2021
Interest rate lock commitments with customers	$4,024	$7,691	$(9,730)	$1,985	$(2,039)	$—
Individual forward sale commitments with investors	(67)	654	(81)	506	573	—
Securities available-for-sale, at fair value	1,111	21	(3)	1,129	—	21

______________________________

(1) Relating to items held at end of period included in income.

(2) Relating to items held at end of period included in other comprehensive income (loss).

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded in noninterest income. Unrealized gains (losses) on securities available-for-sale, at fair value are recorded in accumulated other comprehensive income.

The following table provides estimated fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021, whether or not recognized at fair value on the Consolidated Balance Sheets:

	March 31,		December 31,
	2022		2021
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$29,606	$29,606	$26,491	$26,491
Certificates of deposit at other financial institutions	8,177	8,177	10,542	10,542
Level 2 inputs:
Securities available-for-sale, at fair value	262,185	262,185	270,221	270,221
Securities held-to-maturity	7,500	7,663	7,500	8,128
Loans held for sale, at fair value	42,068	42,068	125,810	125,810
FHLB stock, at cost	4,666	4,666	4,778	4,778
Forward TBA mortgage-backed securities	1,706	1,706	53	53
Loans receivable, at fair value	14,918	14,918	16,083	16,083
Interest rate swaps	3,941	3,941	1,168	1,168
Accrued interest receivable	8,436	8,436	7,594	7,594
Level 3 inputs:
Securities available-for-sale, at fair value	1,121	1,121	1,138	1,138
Loans receivable, gross	1,806,110	1,801,329	1,738,092	1,725,651
Servicing rights, held at lower of cost or fair value	18,041	32,140	16,970	26,070
Fair value interest rate locks with customers	250	250	757	757
Mandatory and best effort forward commitments with investors	885	885	808	808
Financial Liabilities
Level 2 inputs:
Deposits	1,919,788	1,908,324	1,915,744	1,912,498
Borrowings	35,528	35,714	42,528	43,365
Subordinated notes, excluding unamortized debt issuance costs	50,000	49,000	50,000	51,688
Accrued interest payable	280	280	766	766
Interest rate swaps	—	—	155	155

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

All ESOP shares have been allocated as of December 31, 2021.  Compensation expense related to the ESOP for the three months ended March 31, 2022 and 2021 was $0 and $402,000, respectively.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the three months ended March 31, 2022 and 2021:

	At or For the Three Months Ended March 31,
Numerator (in thousands):	2022	2021
Net income	$6,870	$11,883
Dividends and undistributed earnings allocated to participating securities	(127)	(170)
Net income available to common shareholders	$6,743	$11,713
Denominator (shown as actual):
Basic weighted average common shares outstanding	8,145,138	8,430,752
Dilutive shares	149,828	247,416
Diluted weighted average common shares outstanding	8,294,966	8,678,168
Basic earnings per share	$0.83	$1.39
Diluted earnings per share	$0.81	$1.35
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	45,564	10,588

_______________________

Share data has been adjusted for all periods to reflect the two-for-one stock split effective July 14, 2021.

NOTE 13 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 326,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company.  At March 31, 2022, there were 441,296 stock option awards and 144,460 RSAs available to be granted under the 2018 Plan.  Share and per share data has been adjusted for all periods to reflect the two-for-one stock split effective July 14, 2021.

Total share-based compensation expense was $451,000 and $295,000 for the three months ended March 31, 2022 and 2021, respectively.

Stock Options

The 2018 Plan consists of stock option awards that may be granted as incentive stock options or non-qualified stock options.  Stock option awards generally vest at one year or three years for independent directors or over a five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting, 6.0 years for three-year vesting, and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the three months ended March 31, 2022 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2022	613,626	$25.24	7.17	$5,362,902
Granted	—	—	—	—
Less exercised	12,680	$14.73	—	$227,948
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2022	600,946	$25.47	6.97	$3,855,397

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	599,182	$25.46	6.96	$3,848,062

Exercisable at March 31, 2022	249,142	$21.29	5.36	$2,418,267

Share and per share data has been adjusted to reflect the two-for-one stock split effective July 14, 2021.

__________________________

(1)	Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At March 31, 2022, there was $1.9 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares for the 2018 Plan generally vest at one year or three years for independent directors or over a five-year period for employees and officers beginning on the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the three months ended March 31, 2022 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2022	121,672	$28.02
Granted	—	—
Less vested	—	—
Forfeited or expired	—	—
Nonvested at March 31, 2022	121,672	$28.02

_______________________________

Share and per share data has been adjusted to reflect the two-for-one stock split effective July 14, 2021.

At March 31, 2022, there was $2.7 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

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

The Bank qualified for and elected the CBLR framework as of March 31, 2022. The CBLR calculated for the Bank at March 31, 2022 and December 31, 2021 was 12.2%.  At March 31, 2022, the Bank had Tier 1 capital of $276.3 million and a minimum Tier 1 capital requirement of $203.8 million to be considered well capitalized under the CBLR framework. At December 31, 2021, the Bank had Tier 1 capital of $270.8 million and a minimum Tier 1 capital requirement of $189.3 million to be considered well capitalized under the CBLR framework. At both March 31, 2022 and December 31, 2021, the Bank was categorized as well capitalized under applicable regulatory requirements.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Management believes, at March 31, 2022, that the Bank met all capital adequacy requirements.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2022, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. For informational purposes, the Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at March 31, 2022 and December 31, 2021 was 10.8%.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At March 31, 2022, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as  loans held for investment. The majority of mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or the FHLB of Des Moines, while the Company generally retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or FHA, US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three months ended March 31, 2022 and 2021:

	At or For the Three Months Ended March 31, 2022
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$2,444	$20,278	$22,722
Benefit (provision) for credit losses (2)	154	(1,197)	(1,043)
Noninterest income	3,371	2,505	5,876
Noninterest expense	(4,891)	(14,176)	(19,067)
Income before provision for income taxes	1,078	7,410	8,488
Provision for income taxes	(240)	(1,378)	(1,618)
Net income	$838	$6,032	$6,870
Total average assets for period ended	$385,451	$1,884,820	$2,270,271
FTEs	153	383	536

	At or For the Three Months Ended March 31, 2021
Condensed income statement:	Home Lending	Commercial and Consumer Banking	Total
Net interest income (1)	$1,622	$18,478	$20,100
Benefit (provision) for loan losses (2)	58	(1,558)	(1,500)
Noninterest income	10,832	2,202	13,034
Noninterest expense	(3,131)	(13,218)	(16,349)
Income before provision for income taxes	9,381	5,904	15,285
Provision for income taxes	(2,088)	(1,314)	(3,402)
Net income	$7,293	$4,590	$11,883
Total average assets for period ended	$405,001	$1,725,597	$2,130,598
FTEs	154	355	509

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

(2) Provision for credit losses and provision for loan losses include shifts in allocation between segments due to various changes, to include adjustments to qualitative factors, changes in loan balances, and charge-off and recovery activity.

NOTE 16 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at March 31, 2022 and December 31, 2021, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the purchase of four retail bank branches (“Branch Purchase”) from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2021, and determined that no impairment of goodwill existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.  Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of March 31, 2022, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2021, and the three months ended March 31, 2022.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2020	$7,490	$(2,739)	$4,751
Amortization	—	(691)	(691)
Balance, December 31, 2021	7,490	(3,430)	4,060
Amortization	—	(173)	(173)
Balance, March 31, 2022	$7,490	$(3,603)	$3,887

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $173,000 for the three months ended March 31, 2022, and $177,000 for the same period in 2021.

Amortization expense for CDI is expected to be as follows at March 31, 2022:

Remainder of 2022	$518
2023	691
2024	621
2025	525
2026	525
Thereafter	1,007
Total	$3,887

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

All the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2022 and 2021.

(Dollars in thousands):	At or For the Three Months Ended March 31,
Noninterest income	2022	2021
In-scope of Topic 606:
Debit card interchange fees	$543	$515
Deposit service and account maintenance fees	216	173
Noninterest income (in-scope of Topic 606)	759	688
Noninterest income (out-of-scope of Topic 606)	5,117	12,346
Total noninterest income	$5,876	$13,034

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (“COVID-19”) and any governmental or societal responses thereto;
●	general economic conditions either nationally or in our market area, that are worse than expected;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our allowance for credit losses on loans (“ACLL”), and provision for credit losses on loans that may be impacted by deterioration in the housing and commercial real estate markets;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the transition away from LIBOR toward new interest rate benchmarks;
●	increased competitive pressures among financial services companies;
●	our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to control operating costs and expenses;
●	our ability to retain key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	legislative or regulatory changes that adversely affect our business, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes as a result of COVID-19;
●	adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	inability of key third-party vendors to perform their obligations to us; and

●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services, and other risks described elsewhere in this Form 10-Q and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Western Washington communities, predominately the Puget Sound area, one loan production office located in the Tri-Cities, and our newest loan production office in Vancouver, Washington.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At March 31, 2022 consumer loans represented 24.4% of the Company’s total gross loan portfolio, compared to 24.1% at March 31, 2021.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, pools, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 99 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, and Minnesota with four contractor/dealers responsible for 48.1% of the funded loans dollar volume for the three months ended March 31, 2022. The Company funded $68.9 million, or approximately 3,000 loans during the quarter ended March 31, 2022.

The following table details fixture secured loan originations by state for the periods indicated:

	For the Three Months Ended		For the Year Ended
	March 31, 2022		December 31, 2021
State	Amount	Percent	Amount	Percent
Washington	$22,991	33.4%	$103,970	42.0%
Oregon	14,929	21.7	54,301	22.0
California	12,421	18.0	49,053	19.8
Idaho	5,437	7.9	19,790	8.0
Colorado	3,004	4.4	7,957	3.2
Arizona	998	1.4	4,294	1.7
Nevada	1,490	2.2	3,664	1.5
Minnesota	7,582	11.0	4,418	1.8
Total consumer loans	$68,852	100.0%	$247,447	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $245.1 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $2.0 million through the home lending segment during the three months ended March 31, 2022, of which $301.1 million were sold to investors. Of the loans sold to investors, $236.4 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At March 31, 2022, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $42.1 million, totaled $364.0 million, or 20.0%, of the total gross loan portfolio.

For the three months ended March 31, 2022, there were more one-to-four-family loans originated to finance home purchases, reflecting increased sales of one-to-four-family homes, and decreased refinance activity, compared to the same period in the prior year as refinances surged due to the lowering of market interest rates in response to COVID-19.  Residential construction and development lending, while not as common as other options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to twelve months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term.

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

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision for credit losses on loans of $1.0 million for the three months ended March 31, 2022, compared to a provision for loan losses of $1.5 million for the same period one year ago, reflecting improved economic factors on credit-deterioration utilized to calculate the ACLL at March 31, 2022, primarily related to the COVID-19 pandemic and the adoption of CECL. The provision for credit losses on loans also reflects the increase in total loans receivable, partially offset by improvements in classified loans that were downgraded based on the COVID-19 pandemic and have shown loan-level improvements at March 31, 2022.

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

Allowance for Credit Losses on Loans (“ACLL”). The ACLL is the amount estimated by management as necessary to cover expected losses inherent in the loan portfolio at the balance sheet date. The ACLL is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the ACLL. Among the material estimates required to establish the ACLL are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the ACLL at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, reasonable and supportable forecasts, and other factors related to the collectability of the loan portfolio. Although the Company believes that use of the best information available currently establishes the ACLL, future adjustments to the ACLL may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt the methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the ACLL in any given period. Management believes that its systematic methodology continues to be appropriate. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as the Current Expected Credit Loss or CECL model, which was early adopted by the Company and effective January 1, 2022. For additional information on CECL see “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Application of New Accounting Guidance Adopted in 2022” of the Notes to the Consolidated Financial Statements included in Part I. Item 1 of this report.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax assets of $2.6 million and net deferred tax liabilities of $1.2 million, at March 31, 2022 and December 31, 2021, respectively.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Assets. Total assets decreased $12.5 million to $2.27 billion at March 31, 2022, compared to $2.29 billion at December 31, 2021, primarily due to decreases in loans held for sale of $83.7 million, securities available-for-sale of $8.1 million, and certificates of deposit at other financial institutions of $2.4 million, partially offset by increases in loans receivable, net of $69.1 million, other assets of $5.4 million, total cash and cash equivalents of $3.1 million, deferred tax asset, net of $2.6 million, and servicing rights of $1.1 million.

Loans receivable, net increased $69.1 million to $1.80 billion at March 31, 2022, from $1.73 billion at December 31, 2021. Total real estate loans increased $40.3 million, including increases in multi-family loans of $18.8 million, construction and development loans of $18.1 million,  commercial real estate loans of $5.1 million, and  home equity loans of $3.4 million, partially offset by a decrease in one-to-four-family loans of $5.1 million. Undisbursed construction and development loan commitments increased $35.0 million to $217.3 million at March 31, 2022, as compared to $182.3 million at December 31, 2021. Consumer loans increased $23.0 million, primarily due to an increase of $23.2 million in indirect home improvement loans, partially offset by a decrease of $218,000 in marine loans.  Commercial business loans increased $3.6 million, as a result of an increase in warehouse lending of $4.7 million.

Loans held for sale, consisting of one-to-four-family loans, decreased by $83.7 million, or 66.6%, to $42.1 million at March 31, 2022, from $125.8 million at December 31, 2021. The Company continues to invest its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations for the three months ended March 31, 2022, included $211.5 million of loans originated for sale, $31.6 million of portfolio loans including first and second liens, and $2.0 million of loans brokered to other institutions.  The decrease in purchase and refinance activity compared to the prior quarter reflects a limited available inventory of homes for sale and increased market interest rates adversely impacting refinance activity.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

	For the Three Months Ended		For the Three Months Ended		Year	Year
	March 31, 2022		March 31, 2021		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$152,950	62.4%	$185,461	42.7%	$(32,511)	(17.5)
Refinance	92,164	37.6	248,992	57.3	(156,828)	(63.0)
Total	$245,114	100.0%	$434,453	100.0%	$(189,339)	(43.6)

During the three months ended March 31, 2022, the Company sold $301.1 million of one-to-four-family loans compared to sales of $414.0 million for the same period one year ago.  Gross margins on home loan sales  decreased to 2.94% for the three months ended March 31, 2022, compared to 4.60% for the three months ended March 31, 2021.  Gross margins are defined as the margin on loans sold (cash sales) without the impact of deferred costs.

The ACLL was $23.4 million, or 1.28% of gross loans receivable, excluding loans held for sale at March 31, 2022, compared to $25.6 million, or 1.46% of gross loans receivable, excluding loans held for sale at December 31, 2021. The decrease was primarily due to the one-time cumulative-effect adjustment of $2.9 million as of the CECL adoption date. The allowance for credit losses - unfunded loan commitments increased $2.6 million to $3.1 million at March 31, 2022, from $499,000 at December 31, 2021, primarily due to the one-time cumulative-effect adjustment of $2.4 million as of the CECL adoption date and increases in unfunded commitments during the quarter ended March 31, 2022.

Loans classified as substandard decreased $5.0 million to $13.1 million at March 31, 2022, compared to $18.1 million at December 31, 2021. The decrease was primarily due to decreases of $2.3 million in commercial and industrial loans and $1.7 million in one-to-four-family loans, and $916,000 in commercial real estate loans. Nonperforming loans, consisting solely of nonaccruing loans 90-days or more past due, increased $968,000 to $6.8 million at March 31, 2022, from $5.8 million at December 31, 2021.  The ratio of nonperforming loans to total gross loans was 0.37% at March 31, 2022, compared to 0.33% at December 31, 2021. There were no OREO properties at March 31, 2022, or December 31, 2021.

Liabilities. Total liabilities remained relatively unchanged at $2.04 billion at March 31, 2022 and December 31, 2021, decreasing $901,000 primarily due to decreases of $7.0 million in borrowings and $1.2 million in deferred tax liability, partially offset by increases of $4.0 million in deposits and $2.6 million in other liabilities.

Total deposits increased $4.0 million to $1.92 billion at March 31, 2022, from December 31, 2021. The increase in deposits was primarily driven by growth in certificates of deposit (“CDs”). Time deposits increased $10.4 million to $371.1 million at March 31, 2022, from $360.7 million at December 31, 2021. Nonretail CDs which include brokered CDs, online CDs, and public funds increased $30.0 million to $144.2 million at March 31, 2022, compared to $114.2 million at December 31, 2021, primarily due to a $30.0 million increase in brokered CDs. Transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) decreased $3.7 million to $805.1 million at March 31, 2022, from $808.8 million at December 31, 2021, primarily due to a decrease of $19.3 million in interest-bearing checking which included a $30.0 million decrease in brokered deposits, partially offset by increases of $9.7 million in escrow accounts related to mortgages serviced and $5.9 million in noninterest-bearing checking. Money market and savings accounts decreased $2.7 million to $743.6 million at March 31, 2022, from $746.3 million at December 31, 2021.

Deposits are summarized as follows at the dates indicated:

	March 31,	December 31,
	2022 (1)(2)	2021 (1)(2)
Noninterest-bearing checking	$449,075	$443,133
Interest-bearing checking (3)	329,938	349,251
Savings	198,184	193,922
Money market (4)	545,442	552,357
Certificates of deposit less than $100,000 (5)	210,984	186,974
Certificates of deposit of $100,000 through $250,000	107,429	116,206
Certificates of deposit of $250,000 and over (6)	52,669	57,512
Escrow accounts related to mortgages serviced	26,067	16,389
Total	$1,919,788	$1,915,744

__________________________

(1)	Includes $151.3 million of deposits at March 31, 2022 from the Branch Purchase and $150.7 million at December 31, 2021.
(2)	Includes $276.0 million and $281.8 million of deposits at March 31, 2022 and December 31, 2021, respectively, from the Anchor Acquisition.
(3)	Includes $60.0 million and $90.0 million of brokered deposits at March 31, 2022 and December 31, 2021, respectively.
(4)	Includes $241,000 and $5.0 million of brokered deposits at March 31, 2022 and December 31, 2021, respectively.
(5)	Includes $127.6 million and $97.6 million of brokered deposits at March 31, 2022 and December 31, 2021, respectively.
(6)	Time deposits that meet or exceed the FDIC insurance limit

Borrowings comprised of FHLB advances decreased $7.0 million to $35.5 million at March 31, 2022, from $42.5 million at December 31, 2021, primarily related to repayments.

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

Stockholders’ Equity. Total stockholders’ equity decreased $11.6 million to $236.0 million at March 31, 2022, from $247.5 million at December 31, 2021. The decrease in stockholders’ equity during the three months ended March 31, 2022, was primarily due to net unrealized losses in securities available-for-sale of $16.5 million, net of tax, reflecting increases in market interest rates during the quarter, share repurchases totaling $3.5 million, and dividends paid of $1.6 million, partially offset by net income of $6.9 million, and unrealized gains on cash flow hedges of $2.3 million, net of tax. In addition, the adoption of CECL on January 1, 2022, resulted in a $297,000 increase to retained earnings reflecting the combined impact of the $2.9 million decrease to our ACLL and a $2.4 million increase to the allowance for credit losses on unfunded commitments as of the adoption date. The Company repurchased 115,356 shares of its common stock during the three months ended March 31, 2022, at an average price of $31.45 per share. Book value per common share was $29.70 at March 31, 2022, compared to $30.75 at December 31, 2021.

We calculated book value based on common shares outstanding of 8,067,211 at March 31, 2022, less 121,672 unvested restricted stock shares for the reported common shares outstanding of 7,945,539. Common shares outstanding was calculated using 8,169,887 shares at December 31, 2021, less 121,672 unvested restricted stock shares for the reported common shares outstanding of 8,048,215.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

General. Net income was $6.9 million for the three months ended March 31, 2022, and $11.9 million for the three months ended March 31, 2021.  The decrease in net income for the three months ended March 31, 2022 was primarily due to a $7.2 million, or 54.9% decrease in noninterest income and a $2.7 million increase in noninterest expenses, partially offset by a $2.6 million increase in net interest income, and a $1.8 million decrease in the provision for income tax.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at for the periods presented. Income and all average balances are monthly average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.  The yields on tax-exempt municipal bonds have not been computed on a tax equivalent basis.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2022			March 31, 2021
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1)	$1,834,443	$23,047	5.10%	$1,717,050	$21,534	5.09%
Taxable mortgage-backed securities	91,678	446	1.97%	64,549	353	2.22%
Taxable AFS investment securities	60,422	321	2.15%	46,127	241	2.12%
Tax-exempt AFS investment securities	126,508	587	1.88%	73,043	363	2.02%
Taxable HTM investment securities	7,500	95	5.14%	7,500	95	5.14%
FHLB stock	4,302	45	4.24%	7,247	84	4.70%
Interest-bearing deposits at other financial institutions	48,672	85	0.71%	127,382	114	0.36%
Total interest-earning assets	2,173,525	24,626	4.59%	2,042,898	22,784	4.52%
Noninterest-earning assets	96,746			87,700
Total assets	$2,270,271			$2,130,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$738,597	$383	0.21%	$604,917	$468	0.31%
Interest-bearing checking	351,061	161	0.19%	230,106	50	0.09%
Certificates of deposit	354,722	741	0.85%	491,306	1,464	1.21%
Borrowings	31,006	133	1.74%	130,174	446	1.39%
Subordinated notes	49,400	486	3.99%	28,248	256	3.68%
Total interest-bearing liabilities	1,524,786	1,904	0.51%	1,484,751	2,684	0.73%
Noninterest-bearing accounts	462,808			387,918
Other noninterest-bearing liabilities	31,355			28,519
Stockholders’ equity	251,322			229,410
Total liabilities and stockholders’ equity	$2,270,271			$2,130,598
Net interest income		$22,722			$20,100
Net interest rate spread			4.08%			3.79%
Net earning assets	$648,739			$558,147
Net interest margin			4.24%			3.99%
Average interest-earning assets to average interest-bearing liabilities	142.55%			137.59%

_________________________

(1) Includes recognized “net” deferred PPP fees.

Net Interest Income. Net interest income increased $2.6 million to $22.7 million for the three months ended March 31, 2022, from $20.1 million for the three months ended March 31, 2021. This comparable quarter over quarter increase was primarily the result of an improved mix of loans versus other interest-earning assets and increased balances in higher yielding loans funded by lower cost deposits. Interest income increased $1.8 million, primarily due to an increase of $1.5 million in interest income on loans receivable, including fees, impacted primarily by loan growth and net deferred fees recognized upon Small Business Administration (“SBA”) forgiveness of PPP loans.  Interest expense decreased $780,000, primarily as a result of repricing deposit rates and a reduction in higher cost borrowings. For the three months ended March 31, 2022, the total recognition of net deferred fees on forgiven and amortizing PPP loans was $264,000, as compared to $653,000 for the three months ended March 31, 2021.

The net interest margin (“NIM”) increased 25 basis points to 4.24% for the three months ended March 31, 2022, from 3.99% for the same period in the prior year.  The comparable quarter over quarter increase in NIM was impacted by an improved mix of interest-bearing assets, including a higher balance of higher yielding portfolio loans and investment securities instead of interest-bearing cash, earning a nominal yield combined with declining deposit and borrowing costs.

Interest Income. Interest income for the three months ended March 31, 2022, increased $1.8 million, to $24.6 million, from $22.8 million for the three months ended March 31, 2021. The increase during the period was primarily attributable to the $130.6 million increase in the average balance of total interest-earning assets.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,834,443	5.10%	$1,717,050	5.09%	$1,513
Taxable mortgage-backed securities	91,678	1.97	64,549	2.22	93
Taxable AFS investment securities	60,422	2.15	46,127	2.12	80
Tax-exempt AFS investment securities	126,508	1.88	73,043	2.02	224
Taxable HTM investment securities	7,500	5.14	7,500	5.14	—
FHLB stock	4,302	4.24	7,247	4.70	(39)
Interest-bearing deposits at other financial institutions	48,672	0.71	127,382	0.36	(29)
Total interest-earning assets	$2,173,525	4.59%	$2,042,898	4.52%	$1,842

Interest Expense. Interest expense decreased $780,000, to $1.9 million for the three months ended March 31, 2022, from $2.7 million for the same prior year quarter, primarily due to a decrease of interest expense on deposits of $697,000. The average cost of funds for total interest-bearing liabilities decreased 22 basis points to 0.51% for the three months ended March 31, 2022, from 0.73% for the three months ended March 31, 2021.  The decrease was predominantly due to the decrease in cost for market rate deposits and decreased borrowing costs reflecting a decrease in average borrowings from the same quarter in the prior year.  The average cost of total interest-bearing deposits decreased 25 basis points to 0.36%, for the three months ended March 31, 2022, compared to 0.61%, for the three months ended March 31, 2021, predominantly due to the decrease in cost for market rate deposits as well as a strategic shift away from higher cost CDs. The average cost of funds, including noninterest-bearing checking, decreased 19 basis points to 0.39% for the three months ended March 31, 2022, from 0.58% for the three months ended March 31, 2021.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$738,597	0.21%	$604,917	0.31%	$(85)
Interest-bearing checking	351,061	0.19	230,106	0.09	111
Certificates of deposit	354,722	0.85	491,306	1.21	(723)
Borrowings	31,006	1.74	130,174	1.39	(313)
Subordinated note	49,400	3.99	28,248	3.68	230
Total interest-bearing liabilities	$1,524,786	0.51%	$1,484,751	0.73%	$(780)

Provision for Credit Losses. For the three months ended March 31, 2022, the provision for credit losses on loans was $852,000, compared to a provision for loan losses of $1.5 million for the three months ended March 31, 2021 as calculated under the prior incurred loss methodology. The provision for credit losses on loans reflects the increase in total loans receivable partially offset by a decrease in classified loans that were downgraded based on the COVID-19 pandemic and improved economic factors on credit-deterioration used to calculate the ACLL primarily related to the COVID-19 pandemic as compared to the same time last year. For the three months ended March 31, 2022, the provision for credit losses on unfunded commitments was $191,000, compared to a recovery of reserves for unfunded commitments of $9,000 for the three months ended March 31, 2021. The increase was attributable to a change in methodology as a result of the adoption of CECL, as well as increases in total unfunded commitments during the quarter. During the three months ended March 31, 2022, net loan charge-offs totaled $263,000, compared to $297,000 during the three months ended March 31, 2021.  The decrease in net charge-offs was primarily due to decreased commercial business loan charge-offs.  A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ACL and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income decreased $7.2 million, to $5.9 million for the three months ended March 31, 2022, from $13.0 million for the three months ended March 31, 2021. The decrease during the period primarily reflects a $7.8 million, or 67.0% decrease in gain on sale of loans due primarily to a reduction in origination and sales volume of loans held for sale and a reduction in gross margins of sold loans, partially offset by a $419,000 increase in other noninterest income, primarily due to proceeds from a bank owned life insurance policy of $482,000, a $248,000 increase in service charges and fee income as a result of less MSR amortization reflecting increased market interest rates and increased servicing fees from nonportfolio loans.  Refinance originations were $92.2 million for the three months ended March 31, 2022 compared to $249.0 million for the same period last year. Gross margins on home loan sales decreased to 2.94% for the three months ended March 31, 2022, from 4.60% for the three months ended March 31, 2021.

Noninterest Expense. Noninterest expense increased $2.7 million to $19.1 million for the three months ended March 31, 2022, from $16.3 million for the three months ended March 31, 2021. The increase in noninterest expense primarily reflects a $2.0 million decrease in the recovery of servicing rights, to $1,000 the first quarter of 2022 from $2.1 million in the first quarter of 2021.  Additional increases in noninterest expense include $363,000 in salaries and benefits, and $171,000 in professional and board fees.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, rose to 66.67% for the three months ended March 31, 2022, compared to 49.34% for the three months ended March 31, 2021, primarily representing the decrease in noninterest income, as well as the increase in noninterest expense noted above.

Provision for Income Tax. For the three months ended March 31, 2022, the Company recorded a provision for income tax expense of $1.6 million as compared to $3.4 million for the three months ended March 31, 2021. The decrease in the tax provision is primarily due to a $6.8 million decrease in pre-tax income during the three months ended March 31, 2022, as compared to the same quarter last year.  The effective corporate income tax rates for the three months ended March 31, 2022 and 2021 were 19.1% and 22.3%, respectively.  The decrease in the effective corporate income tax rate was primarily due to increases in tax exempt municipal securities income, and a reduction in nondeductible expenses from the prior quarter due to the end of the ESOP plan and reductions in nondeductible compensation cost attributable to Internal Revenue Code Section 162(m) limitations.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2022, the Bank’s total borrowing capacity was $520.2 million with the FHLB of Des Moines, with unused borrowing capacity of $478.8 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At March 31, 2022, the Bank held approximately $750.6 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the FRB, with a current limit of $189.6 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at March 31, 2022. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At March 31, 2022, the Bank held approximately $451.8 million in loans that qualify as collateral for the FRB line of credit.  Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $387.4 million at March 31, 2022. Total brokered deposits at March 31, 2022 were $187.8 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At March 31, 2022, the approved outstanding loan commitments, including unused lines of credit amounted to $616.2 million.  Securities purchased during the three months ended March 31, 2022 and 2021 totaled $16.8 million and $32.7 million, respectively, and securities repayments, maturities and sales in those quarters were $3.3 million and $6.9 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the three months  ended March 31, 2022 and 2021, the Bank sold $301.1 million and $414.1 million in loans and loan participation interests, respectively.

The Bank’s liquidity has been positively impacted by increases in deposit levels. Total deposits increased $4.0 million during the three months ended March 31, 2022 primarily driven by growth in CDs. CDs scheduled to mature in three months or less at March 31, 2022, totaled $92.0 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.20 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.20 per share, our average total dividend paid each quarter would be approximately $1.1 million based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards). At March 31, 2022, FS Bancorp, Inc. had $17.0 million in unrestricted cash to meet liquidity needs.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at June 30, 2021, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at March 31, 2022, the Bank was considered to be well capitalized.  Effective January 1, 2022, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%.  At March 31, 2022, the Bank qualified and elected to use the CBLR to measure capital adequacy. The Tier 1 leverage-based capital ratio calculated for the Bank at March 31, 2022 was 12.2%.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2022, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. For informational purposes, the Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at March 31, 2022 was 10.8%. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.          Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2022:

				Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan
January 1, 2022 - January 31, 2022	1,019	$32.91	1,019	$7,338,206
February 1, 2022 - February 28, 2022 (1)	15,477	32.84	15,477	6,830,005
March 1, 2021 - March 31, 2022	98,860	31.22	98,860	3,743,607
Total for the quarter	115,356	$31.45	115,356	$3,743,607

_________________________

(1)	Includes 3,500 shares internally repurchased by the Company acting as the cash counterparty for participants exercising options.

On April 6, 2022, the Company announced that its Board of Directors approved an additional share repurchase program of up to $10.0 million of the Company’s common shares authorized and outstanding in addition to the $3.8 million remaining common shares authorized and available for repurchase under the previous share repurchase plan. These repurchase programs permit shares to be repurchased in open market or private transactions, through block trades, from time to time.  Repurchases may be made under the previous share repurchase plan through June 30, 2022 and under the newly announced share repurchase plan through June 30, 2023, depending on market conditions and other factors, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: May 10, 2022	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)