Form 10-Q
period 2022-06-30
FS Bancorp, Inc.
filed 2022-08-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022              OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 5, 2022, there were 7,726,232 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10-Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
ASSETS	2022	2021
Cash and due from banks	$12,708	$12,043
Interest-bearing deposits at other financial institutions	15,951	14,448
Total cash and cash equivalents	28,659	26,491
Certificates of deposit at other financial institutions	4,960	10,542
Securities available-for-sale, at fair value	247,832	271,359
Securities held-to-maturity, net of allowance for credit losses of $31 and none, respectively (fair value of $8,342 and $8,128, respectively)	8,469	7,500
Loans held for sale, at fair value	34,989	125,810
Loans receivable, net (includes $14,863 and $16,083, at fair value, respectively)	1,946,072	1,728,540
Accrued interest receivable	8,553	7,594
Premises and equipment, net	25,740	26,591
Operating lease right-of-use (“ROU”) assets	4,850	4,557
Federal Home Loan Bank (“FHLB”) stock, at cost	6,295	4,778
Other real estate owned (“OREO”)	145	—
Deferred tax asset, net	4,709	—
Bank owned life insurance (“BOLI”), net	37,106	37,092
Servicing rights, held at the lower of cost or fair value	18,516	16,970
Goodwill	2,312	2,312
Core deposit intangible, net	3,715	4,060
Other assets	16,317	12,195
TOTAL ASSETS	$2,399,239	$2,286,391
LIABILITIES
Deposits:
Noninterest-bearing accounts	$588,364	$580,749
Interest-bearing accounts	1,427,736	1,334,995
Total deposits	2,016,100	1,915,744
Borrowings	78,028	42,528
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(573)	(606)
Total subordinated notes less unamortized debt issuance costs	49,427	49,394
Operating lease liabilities	5,081	4,792
Deferred tax liability, net	—	1,183
Other liabilities	27,962	25,243
Total liabilities	2,176,598	2,038,884
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized;7,726,232 and 8,169,887 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	77	82
Additional paid-in capital	55,129	67,958
Retained earnings	189,075	179,215
Accumulated other comprehensive (loss) income, net of tax	(21,640)	252
Total stockholders’ equity	222,641	247,507
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,399,239	$2,286,391

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans receivable, including fees	$25,275	$22,484	$48,322	$44,018
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,670	1,313	3,249	2,563
Total interest and dividend income	26,945	23,797	51,571	46,581
INTEREST EXPENSE
Deposits	1,557	1,870	2,842	3,852
Borrowings	174	222	307	668
Subordinated notes	485	485	971	741
Total interest expense	2,216	2,577	4,120	5,261
NET INTEREST INCOME	24,729	21,220	47,451	41,320
PROVISION FOR CREDIT LOSSES	1,871	—	2,914	1,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	22,858	21,220	44,537	39,820
NONINTEREST INCOME
Service charges and fee income	1,762	1,188	2,775	1,953
Gain on sale of loans	2,066	6,392	5,923	18,077
Earnings on cash surrender value of BOLI	216	215	433	429
Other noninterest income	311	391	1,100	761
Total noninterest income	4,355	8,186	10,231	21,220
NONINTEREST EXPENSE
Salaries and benefits	11,736	11,932	23,708	23,541
Operations	2,365	2,709	4,844	5,132
Occupancy	1,258	1,226	2,481	2,365
Data processing	1,455	1,203	2,815	2,510
Loss on sale of OREO	—	—	—	9
Loan costs	751	647	1,274	1,171
Professional and board fees	763	786	1,756	1,608
Federal Deposit Insurance Corporation (“FDIC”) insurance	185	123	342	371
Marketing and advertising	244	155	432	252
Amortization of core deposit intangible	172	177	345	354
Impairment (recovery) of servicing rights	—	4	(1)	(2,046)
Total noninterest expense	18,929	18,962	37,996	35,267
INCOME BEFORE PROVISION FOR INCOME TAXES	8,284	10,444	16,772	25,773
PROVISION FOR INCOME TAXES	1,585	1,895	3,203	5,341
NET INCOME	$6,699	$8,549	$13,569	$20,432
Basic earnings per share	$0.84	$1.02	$1.68	$2.42
Diluted earnings per share	$0.83	$0.98	$1.66	$2.35

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$6,699	$8,549	$13,569	$20,432
Other comprehensive loss:
Securities available-for-sale:
Unrealized loss during period	(11,506)	(323)	(32,479)	(2,509)
Income tax benefit related to unrealized holding loss	2,474	68	6,984	540
Derivative financial instruments:
Unrealized derivative gain (loss) during period	1,717	(165)	4,544	871
Income tax (provision) benefit related to unrealized derivative gain	(369)	35	(977)	(187)
Reclassification adjustment for realized (gain) loss, net included in net income	(55)	124	46	238
Income tax provision (benefit) related to reclassification, net	13	(26)	(10)	(52)
Other comprehensive loss, net of tax	(7,726)	(287)	(21,892)	(1,099)
COMPREHENSIVE (LOSS) INCOME	$(1,027)	$8,262	$(8,323)	$19,333

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended June 30, 2021 and 2022

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income (Loss),	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, April 1, 2021	8,466,080	$85	$81,537	$157,193	$1,721	$(225)	$240,311
Net income	—	$—	—	8,549	—	—	$8,549
Dividends paid ($0.14 per share)	—	$—	—	(1,136)	—	—	$(1,136)
Share-based compensation	—	$—	298	—	—	—	$298
Common stock repurchased - repurchase plan	(200,588)	$(2)	(5,540)	—	—	—	$(5,542)
Stock options exercised, net	68,074	$—	(928)	—	—	—	$(928)
Other comprehensive loss, net of tax	—	$—	—	—	(287)	—	$(287)
ESOP shares allocated	—	$—	430	—	—	65	$495
BALANCE, June 30, 2021	8,333,566	$83	$75,797	$164,606	$1,434	$(160)	$241,760

BALANCE, April 1, 2022	8,067,211	$81	$65,035	$184,748	$(13,914)	$—	$235,950
Net income	—	$—	—	6,699	—	—	$6,699
Dividends paid ($0.30 per share)	—	$—	—	(2,372)	—	—	$(2,372)
Share-based compensation	—	$—	481	—	—	—	$481
Common stock repurchased - repurchase plan	(361,251)	$(4)	(10,447)	—	—	—	$(10,451)
Stock options exercised, net	20,272	$—	60	—	—	—	$60
Other comprehensive loss, net of tax	—	$—	—	—	(7,726)	—	$(7,726)
BALANCE, June 30, 2022	7,726,232	$77	$55,129	$189,075	$(21,640)	$—	$222,641

See accompanying notes to these consolidated financial statements.

Six Months Ended June 30, 2021 and 2022

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income (Loss),	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2021	8,475,912	$85	$81,275	$146,405	$2,533	$(291)	$230,007
Net income	—	$—	—	20,432	—	—	$20,432
Dividends paid ($0.27 per share)	—	$—	—	(2,231)	—	—	$(2,231)
Share-based compensation	—	$—	593	—	—	—	$593
Common stock repurchased - repurchase plan	(215,420)	$(2)	(5,813)	—	—	—	$(5,815)
Stock options exercised, net	73,074	$—	(1,024)	—	—	—	$(1,024)
Other comprehensive loss, net of tax	—	$—	—	—	(1,099)	—	$(1,099)
ESOP shares allocated	—	$—	766	—	—	131	$897
BALANCE, June 30, 2021	8,333,566	$83	$75,797	$164,606	$1,434	$(160)	$241,760

BALANCE, January 1, 2022	8,169,887	$82	$67,958	$179,215	$252	$—	$247,507
Net income	—	$—	—	13,569	—	—	$13,569
Dividends paid ($0.50 per share)	—	$—	—	(4,006)	—	—	$(4,006)
Share-based compensation	—	$—	932	—	—	—	$932
New credit standard (Topic 326) - impact in year of adoption	—	$—	—	297	—	—	$297
Common stock repurchased - repurchase plan	(476,607)	$(5)	(13,891)	—	—	—	$(13,896)
Stock options exercised, net	32,952	$—	130	—	—	—	$130
Other comprehensive loss, net of tax	—	$—	—	—	(21,892)	—	$(21,892)
BALANCE, June 30, 2022	7,726,232	$77	$55,129	$189,075	$(21,640)	$—	$222,641

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income	$13,569	$20,432
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	2,914	1,500
Depreciation, amortization and accretion	7,681	8,815
Compensation expense related to stock options and restricted stock awards	932	593
ESOP compensation expense for allocated shares	—	897
Change in cash surrender value of BOLI	(433)	(429)
Gain on sale of loans held for sale	(5,923)	(17,971)
Gain on sale of portfolio loans	—	(106)
Origination of loans held for sale	(389,458)	(738,564)
Proceeds from sale of loans held for sale	501,367	806,668
Recovery of servicing rights	(1)	(2,046)
Loss on sale of OREO	—	9
Changes in operating assets and liabilities
Accrued interest receivable	(959)	(293)
Other assets	1,197	(3,834)
Other liabilities	(1,916)	(2,256)
Net cash from operating activities	128,970	73,415
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	11,016	11,537
Purchases	(21,002)	(69,423)
Activity in securities held-to-maturity:
Purchases	(1,000)	—
Maturities of certificates of deposit at other financial institutions	5,582	496
Portfolio loan originations and principal collections, net	(235,136)	(116,050)
Proceeds from sale of portfolio loans	—	2,699
Purchase of portfolio loans	(2,806)	—
Proceeds from sale of OREO, net	—	81
Purchase of premises and equipment	(401)	(1,595)
Proceeds from bank owned life insurance death benefits	419	—
Change in FHLB stock, net	(1,517)	2,374
Net cash used by investing activities	(244,845)	(169,881)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	100,315	184,462
Proceeds from borrowings	324,500	—
Repayments of borrowings	(289,000)	(123,281)
Dividends paid on common stock	(4,006)	(2,231)
Net proceeds from issuance of subordinated notes	—	49,333
Repayment of subordinated notes	—	(10,000)
Proceeds (disbursements) from stock options exercised, net	130	(1,024)
Common stock repurchased	(13,896)	(5,815)
Net cash from financing activities	118,043	91,444
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,168	(5,022)

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

CASH AND CASH EQUIVALENTS, beginning of period	26,491	91,576
CASH AND CASH EQUIVALENTS, end of period	$28,659	$86,554
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$2,962	$4,682
Income taxes	1,530	6,206

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale investment securities	$(32,479)	$(2,509)
Change in unrealized gain on fair value and cash flow hedges	4,590	1,109
Retention in gross mortgage servicing rights from loan sales	4,010	5,600
OREO received in settlement of loans	145	—
Right-of-use assets in exchange for lease liabilities	938	979

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

The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to June 30, 2022 for potential recognition or disclosure.

Error Corrections -  The Company has evaluated error corrections in earnings per share and deposits as follows:

Earnings Per Share

Prior presentations of earnings per share were revised due to the improper inclusion of certain unvested shares in the denominator of basic and diluted earnings per share. As a result of the inclusion, earnings per share was understated for the three and six months ended June 30, 2021. Basic earnings per share for those periods was updated to $1.02 and $2.42, respectively, from $1.00 and $2.39, as previously reported. Diluted earnings per share was updated to $0.98 and $2.35, respectively, from $0.97 and $2.32 as previously reported.

Management evaluated the materiality of this error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the financial statements for the prior periods include the impact of the correction of the error, and prior period financial statements have not been restated. The error correction did not affect total assets, net income, or cash flows for the periods.

Deposits

Prior presentation of interest-bearing checking balances was revised due to the misclassification of certain checking products in previous periods.  As a result of the misclassification, interest-bearing checking balances of $121.2 million December 31, 2021, was reclassified to noninterest-bearing checking for comparative purposes.

Management evaluated the materiality of this error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the financial statements for the prior periods include the impact of the correction of the error, and prior period financial statements have not been restated. The error correction did not affect total assets, net income, or cash flows for the periods.

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

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.  The purpose of this ASU is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  ASU 2022-1 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  For entities who have already adopted ASU 2017-12, like the Company, immediate adoption is allowed.  ASU 2022-01 requires a modified retrospective transition method for basis adjustments in which the entity will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.  The Company adopted this ASU on April 1, 2022, on a prospective basis; therefore, there was no impact to the consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings (“TDRs”) for creditors, requires new disclosures for creditors for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company previously adopted the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology, on January 1, 2022, this ASU can be adopted early.  The Company is currently evaluating the impact of the adoption of ASU 2022-02.

Application of New Accounting Guidance Adopted in 2022

On January 1, 2022, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Additionally, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that is more likely than not they will be required to sell.

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

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity securities by individual security. Accrued interest receivable on held-to-maturity debt securities totaling $117,000 at June 30, 2022, is recorded in Other Assets on the Consolidated Balance Sheets and excluded from the estimate of credit losses. The estimate of expected credit losses considers credit ratings and historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The held-to-maturity portfolio consists entirely of corporate securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a CECL reserve.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not to be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (“OCI”).

Changes in the ACL are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at June 30, 2022, is recorded in Other Assets on the Consolidated Balance Sheets and is not included in the estimate of credit losses.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans (‘ACLL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. The Company may also account for expected recoveries should information of an anticipated recovery become available. In the case of actual or expected recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The lookback period in the analysis includes historical data from 2009 to present. Adjustments to historical loss information are made when management determines historical data is not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Accrued interest receivable totaling $7.2 million at June 30, 2022, was reported in Other Assets on the Consolidated Balance Sheets, and was excluded from the estimate of credit losses for loans.

Collective Assessment

The ACLL is measured on a collective cohort basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk-grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans.

The Company has elected a nondiscounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts (“cohorts”), with the exception of the indirect and marine portfolios which are evaluated under a vintage methodology. Guaranteed portions of loans are measured with zero risk due to cash collateral and full guaranty.

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

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (non-accrual, charge-off, or greater than 90-days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e. nonaccrual or charge-off). Due to very limited charge-off history, management uses index LGDs comprised of rates derived from the LGD experience of other community banks in place of the Company’s historical LGDs.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACLL. The calculation includes a 12-month PD forecast based on the Company’s regression model comparing peer nonperforming loan ratios to the national unemployment rate and other forecast data. After the forecast period, PD rates revert on a straight-line basis back to long-term historical average rates over a 12-month period.

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

Troubled Debt Restructurings

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. Any loan that is being considered for modification and expected to result in a TDR is identified as a reasonably expected TDR. Reasonably expected TDRs are assessed in the CECL calculation utilizing their expected modified terms. The ACL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows when a rate modification has occurred.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the allowance for credit losses on loans and is applied at the same collective cohort level.

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and ACL at June 30, 2022 and December 31, 2021:

	June 30, 2022
				Estimated	Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	Losses
U.S. agency securities	$21,154	$68	$(2,672)	$18,550	$—
Corporate securities	9,496	36	(764)	8,768	—
Municipal bonds	148,363	92	(21,324)	127,131	—
Mortgage-backed securities	85,142	77	(8,044)	77,175	—
U.S. Small Business Administration securities	16,848	21	(661)	16,208	—
Total securities available-for-sale	281,003	294	(33,465)	247,832	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(158)	8,342	(31)
Total securities held-to-maturity	8,500	—	(158)	8,342	(31)
					—
Total securities	$289,503	$294	$(33,623)	$256,174	$(31)

	December 31, 2021
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$21,155	$133	$(318)	$20,970
Corporate securities	9,495	31	(524)	9,002
Municipal bonds	136,377	1,577	(2,521)	135,433
Mortgage-backed securities	88,641	1,457	(696)	89,402
U.S. Small Business Administration securities	16,383	235	(66)	16,552
Total securities available-for-sale	272,051	3,433	(4,125)	271,359

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	628	—	8,128
Total securities held-to-maturity	7,500	628	—	8,128

Total securities	$279,551	$4,061	$(4,125)	$279,487

The following table presents the activity in the allowance for credit losses on securities held-to-maturity by major security type for the three and six months ended June 30, 2022:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
	Corporate Securities	Corporate Securities
Beginning allowance balance	$72	$—
Impact of adopting ASU 2016-13	—	72
Recapture of provision for credit losses	(41)	(41)
Securities charged-off	—	—
Recoveries	—	—
Total ending allowance balance	$31	$31

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $117,000 and $113,000 as of June 30, 2022 and December 31, 2021, respectively and was $1.2 million and $1.1 million on available-for-sale debt securities as of June 30, 2022 and December 31, 2021, respectively.  Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Bank monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at June 30, 2022 and December 31, 2021, aggregated by credit quality indicator:

Corporate
June 30, 2022	Securities
BBB/BBB-	$8,500

December 31, 2021
BBB/BBB-	$7,500

As of June 30, 2022, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

At June 30, 2022, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $6.4 million to secure Washington State public deposits of $15.7 million with a $6.4 million collateral requirement by the Washington Public Deposit Protection Commission.

Investment securities that were in an unrealized loss position at June 30, 2022 and December 31, 2021 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$13,349	$(1,837)	$3,132	$(835)	$16,481	$(2,672)
Corporate securities	1,494	(4)	4,240	(760)	5,734	(764)
Municipal bonds	81,129	(13,146)	39,852	(8,178)	120,981	(21,324)
Mortgage-backed securities	68,824	(7,451)	5,235	(593)	74,059	(8,044)
U.S. Small Business Administration securities	11,059	(661)	—	—	11,059	(661)
Total securities available-for-sale	$175,855	$(23,099)	$52,459	$(10,366)	$228,314	$(33,465)

SECURITIES HELD-TO-MATURITY
Corporate securities	7,342	(158)	—	—	7,342	(158)
Total securities held-to-maturity	7,342	(158)	—	—	7,342	(158)

Total	$183,197	$(23,257)	$52,459	$(10,366)	$235,656	$(33,623)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$13,125	$(105)	$3,752	$(213)	$16,877	$(318)
Corporate securities	—	—	5,476	(524)	5,476	(524)
Municipal bonds	72,098	(1,961)	14,116	(560)	86,214	(2,521)
Mortgage-backed securities	33,291	(620)	3,825	(76)	37,116	(696)
U.S. Small Business Administration securities	2,988	(66)	—	—	2,988	(66)
Total securities available-for-sale	$121,502	$(2,752)	$27,169	$(1,373)	$148,671	$(4,125)

There were six held-to-maturity debt securities with unrealized losses less than one year and none with unrealized losses of more than one year at June 30, 2022.  There were no held-to-maturity debt securities in an unrealized loss position as of December 31, 2021.

There were 148 available-for-sale securities with unrealized losses of less than one year, and 39 available-for-sale securities with an unrealized loss of more than one year at June 30, 2022. There were 75 available-for-sale securities with unrealized losses of less than one year, and 17 available-for-sale securities with an unrealized loss of more than one year at December 31, 2021. The unrealized losses associated with these securities are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity.  Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes.  Substantially, all of the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review.

All of the available-for-sale mortgage-backed securities and U.S. Small Business Administration securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the six months ended June 30, 2022, or for the year ended December 31, 2021.

The contractual maturities of securities available-for-sale and held-to-maturity at June 30, 2022 and December 31, 2021 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30, 2022		December 31, 2021
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$950	$948	$959	$1,004
Due after five years through ten years	6,927	6,229	6,920	6,850
Due after ten years	13,277	11,373	13,276	13,116
Subtotal	21,154	18,550	21,155	20,970
Corporate securities
Due within one year	1,000	1,005	—	—
Due after one year through five years	2,496	2,523	3,495	3,526
Due after five years through ten years	4,000	3,788	4,000	3,627
Due after ten years	2,000	1,452	2,000	1,849
Subtotal	9,496	8,768	9,495	9,002
Municipal bonds
Due within one year	2,660	2,653	—	—
Due after one year through five years	1,051	1,047	3,724	3,850
Due after five years through ten years	8,013	7,729	6,857	7,035
Due after ten years	136,639	115,702	125,796	124,548
Subtotal	148,363	127,131	136,377	135,433
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	70,871	63,653	75,171	75,737
Federal Home Loan Mortgage Corporation (“FHLMC”)	9,395	8,920	9,606	9,768
Government National Mortgage Association (“GNMA”)	4,876	4,602	3,864	3,897
Subtotal	85,142	77,175	88,641	89,402
U.S. Small Business Administration securities
Due after one year through five years	3,423	3,285	2,485	2,507
Due after five years through ten years	4,805	4,661	4,420	4,515
Due after ten years	8,620	8,262	9,478	9,530
Subtotal	16,848	16,208	16,383	16,552
Total securities available-for-sale	281,003	247,832	272,051	271,359

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	8,500	8,342	7,500	8,128
Total securities held-to-maturity	8,500	8,342	7,500	8,128
Total securities	$289,503	$256,174	$279,551	$279,487

There were no sales proceeds, gains or losses from the sale of securities available-for-sale for both the three and six months ended June 30, 2022 and 2021.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES - LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	June 30,	December 31,
REAL ESTATE LOANS	2022	2021
Commercial	$299,181	$264,429
Construction and development	304,387	240,553
Home equity	49,292	41,017
One-to-four-family (excludes loans held for sale)	390,791	366,146
Multi-family	204,862	178,158
Total real estate loans	1,248,513	1,090,303
CONSUMER LOANS
Indirect home improvement	396,459	336,285
Marine	85,806	82,778
Other consumer	3,062	2,980
Total consumer loans	485,327	422,043
COMMERCIAL BUSINESS LOANS
Commercial and industrial (includes Paycheck Protection Program ("PPP") loans)	203,331	208,552
Warehouse lending	33,868	33,277
Total commercial business loans	237,199	241,829
Total loans receivable, gross	1,971,039	1,754,175
Allowance for credit losses on loans (1)	(24,967)	(25,635)
Total loans receivable, net	$1,946,072	$1,728,540

_________________________________

(1)	Allowance for credit losses on loans in 2022 is reported using the CECL method and the allowance for loan losses in 2021 is reported using the incurred loss method.

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $5.8 million as of June 30, 2022 and $4.9 million as of December 31, 2021. Net loans include unamortized net discounts on acquired loans of $568,000 and $751,000 as of June 30, 2022 and December 31, 2021, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $7.2 million as of June 30, 2022 and $6.3 million as of December 31, 2021 and was reported in accrued interest receivable on the Consolidated Balance Sheets.

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington, near our newest loan production office in Vancouver, Washington, or near our loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota,  Nevada, and most recently, Texas and Utah.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At June 30, 2022, the Bank held approximately $718.6 million in loans that are pledged as collateral for FHLB advances, compared to approximately $761.6 million at December 31, 2021. The Bank held approximately $491.4 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (“FRB”) line of credit at June 30, 2022, compared to approximately $428.7 million at December 31, 2021.

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

Consumer Loans

Indirect Home Improvement. Fixture secured loans for home improvement are originated by the Company through its network of home improvement contractors and dealers and are secured by the personal property installed in, on, or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, pools, spas, and other home fixture installations, including solar related home improvement projects.

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

The following tables detail activity in the allowance for credit losses on loans by loan categories at or for the three and six months ended June 30, 2022 and in the allowance for loan losses under the incurred loss methodology for the three and six months ended June 30, 2021:

	At or For the Three Months Ended June 30, 2022
	Real		Commercial
ALLOWANCE FOR CREDIT LOSSES ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$10,560	$9,792	$3,013	$—	$23,365
Provision (recapture) for credit losses on loans	952	830	(163)	—	1,619
Loans charged-off	—	(297)	—	—	(297)
Recoveries	—	280	—	—	280
Total ending allowance balance	$11,512	$10,605	$2,850	$—	$24,967

	At or For the Three Months Ended June 30, 2021
	Real		Commercial
ALLOWANCE FOR LOAN LOSSES	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$13,615	$6,815	$5,669	$1,276	$27,375
Provision (recapture) for loan losses	693	349	5	(1,047)	—
Loans charged-off	—	(349)	—	—	(349)
Recoveries	—	208	—	—	208
Total ending allowance balance	$14,308	$7,023	$5,674	$229	$27,234
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$269	$988	$—	$1,257
Loans collectively evaluated for impairment	14,308	6,754	4,686	229	25,977
Ending balance	$14,308	$7,023	$5,674	$229	$27,234
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,049	$768	$4,487	$—	$6,304
Loans collectively evaluated for impairment	980,414	395,686	290,494	—	1,666,594
Ending balance	$981,463	$396,454	$294,981	$—	$1,672,898

	At or For the Six Months Ended June 30, 2022
	Real		Commercial
ALLOWANCE FOR CREDIT LOSSES ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance, prior to adoption of ASC 326	$14,798	$4,280	$6,536	$21	$25,635
Impact of adopting ASC 326	(5,234)	6,078	(3,682)	(21)	(2,859)
Provision (recapture) for credit losses on loans	1,948	527	(4)	—	2,471
Loans charged-off	—	(820)	—	—	(820)
Recoveries	—	540	—	—	540
Total ending allowance balance	$11,512	$10,605	$2,850	$—	$24,967

	At or For the Six Months Ended June 30, 2021
	Real		Commercial
ALLOWANCE FOR LOAN LOSSES	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$13,846	$6,696	$4,939	$691	$26,172
Provision (recapture) for loan losses	462	727	773	(462)	1,500
Loans charged-off	—	(852)	(38)	—	(890)
Recoveries	—	452	—	—	452
Total ending allowance balance	$14,308	$7,023	$5,674	$229	$27,234
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$269	$988	$—	$1,257
Loans collectively evaluated for impairment	14,308	6,754	4,686	229	25,977
Ending balance	$14,308	$7,023	$5,674	$229	$27,234
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,049	$768	$4,487	$—	$6,304
Loans collectively evaluated for impairment	980,414	395,686	290,494	—	1,666,594
Ending balance	$981,463	$396,454	$294,981	$—	$1,672,898

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on nonaccrual once the loan is 90-days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, or as required by regulatory authorities.

At June 30, 2022 and December 31, 2021, the Company had no TDRs. There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and six months ended June 30, 2022 and 2021.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at June 30, 2022 and December 31, 2021:

	June 30, 2022
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$299,181	$299,181	$—
Construction and development	—	—	—	—	304,387	304,387	—
Home equity	6	32	151	189	49,103	49,292	151
One-to-four-family	—	—	331	331	390,460	390,791	799
Multi-family	—	—	—	—	204,862	204,862	—
Total real estate loans	6	32	482	520	1,247,993	1,248,513	950
CONSUMER LOANS
Indirect home improvement	787	439	218	1,444	395,015	396,459	558
Marine	48	—	34	82	85,724	85,806	91
Other consumer	19	13	—	32	3,030	3,062	—
Total consumer loans	854	452	252	1,558	483,769	485,327	649
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	1,087	1,087	202,244	203,331	5,059
Warehouse lending	—	—	—	—	33,868	33,868	—
Total commercial business loans	—	—	1,087	1,087	236,112	237,199	5,059
Total loans	$860	$484	$1,821	$3,165	$1,967,874	$1,971,039	$6,658

	December 31, 2021
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$264,429	$264,429	$—
Construction and development	—	—	—	—	240,553	240,553	—
Home equity	—	—	179	179	40,838	41,017	301
One-to-four-family	593	264	480	1,337	364,809	366,146	480
Multi-family	—	—	—	—	178,158	178,158	—
Total real estate loans	593	264	659	1,516	1,088,787	1,090,303	781
CONSUMER LOANS
Indirect home improvement	1,047	280	295	1,622	334,663	336,285	554
Marine	119	—	—	119	82,659	82,778	57
Other consumer	11	2	18	31	2,949	2,980	18
Total consumer loans	1,177	282	313	1,772	420,271	422,043	629
COMMERCIAL BUSINESS LOANS
Commercial and industrial	791	—	—	791	207,761	208,552	4,419
Warehouse lending	—	—	—	—	33,277	33,277	—
Total commercial business loans	791	—	—	791	241,038	241,829	4,419
Total loans	$2,561	$546	$972	$4,079	$1,750,096	$1,754,175	$5,829

There were no loans 90 days or more past due and still accruing interest at both June 30, 2022 and December 31, 2021.

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

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three  and six months ended June 30, 2021:

	At or For the Three Months Ended
	June 30, 2021
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized
Construction and development	$1,233	$—
Home equity	506	7
One-to-four-family	645	4
	2,384	11
WITH AN ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	20	—
Consumer loans:
Indirect	671	8
Marine	102	2
Other consumer	19	1
Commercial business loans:
Commercial and industrial	4,487	105
	5,299	116
Total	$7,683	$127

	At or For the Six Months Ended
	June 30, 2021
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized
Commercial	$1,541	$—
Home equity	579	9
One-to-four-family	594	6
	2,714	15
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	40	—
Consumer loans:
Indirect	728	22
Marine	69	3
Other consumer	11	1
Commercial business loans:
Commercial and industrial	5,082	105
	5,930	131
Total	$8,644	$146

Credit Quality Indicators

As part of the Company’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans, and (v) the general economic conditions in the Company’s markets.

The Company utilizes a risk grading matrix to assign a risk grade to its real estate and commercial business loans. Loans are graded on a scale of 1 to 10, with loans in risk grades 1 to 6 considered “Pass” and loans in risk grades 7 to 10 are reported as classified loans in the Company’s allowance for credit loan loss analysis.

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

The following tables summarize risk rated loan balances by category as of June 30, 2022.  Revolving loans that are converted to term loans are presented by year of origination.  Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2022
REAL ESTATE LOANS	Term Loans by Year of Origination
Commercial	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans
Pass	$44,338	$77,669	$49,204	$40,786	$14,987	$63,451	$229	$290,664
Watch	—	—	220	409	—	132	—	761
Special mention	—	—	1,704	304	590	5,158	—	7,756
Total commercial	$44,338	$77,669	$51,128	$41,499	$15,577	$68,741	$229	$299,181
Construction and development
Pass	87,315	146,937	50,098	19,325	—	712	—	304,387
Total construction and development	$87,315	$146,937	$50,098	$19,325	$—	$712	$—	$304,387
Home equity
Pass	4,308	2,088	7,138	4	1,411	1,939	32,253	49,141
Substandard	—	—	—	—	12	139	—	151
Total home equity	$4,308	$2,088	$7,138	$4	$1,423	$2,078	$32,253	$49,292
One-to-four-family
Pass	71,358	140,226	84,623	32,577	16,443	42,805	—	388,032
Special mention	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	799	—	799
Total one-to-four-family	$71,358	$140,226	$84,623	$32,577	$18,403	$43,604	$—	$390,791
Multi-family
Pass	29,298	63,418	33,971	48,319	4,236	25,620	—	204,862
Total multi-family	$29,298	$63,418	$33,971	$48,319	$4,236	$25,620	$—	$204,862
Total real estate loans	$236,617	$430,338	$226,958	$141,724	$39,639	$140,755	$—	$1,248,513

	June 30, 2022
CONSUMER LOANS	Term Loans by Year of Origination
Indirect home improvement	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans
Pass	$115,241	$142,356	$55,040	$35,897	$21,115	$26,242	$10	$395,901
Substandard	—	134	92	97	83	152	—	558
Total indirect home improvement	$115,241	$142,490	$55,132	$35,994	$21,198	$26,394	$10	$396,459
Marine
Pass	15,020	16,430	23,266	9,376	11,373	10,250	—	85,715
Substandard	—	—	—	—	—	91	—	91
Total marine	$15,020	$16,430	$23,266	$9,376	$11,373	$10,341	$—	$85,806
Other consumer
Pass	532	800	203	45	43	208	1,231	3,062
Total other consumer	$532	$800	$203	$45	$43	$208	$1,231	$3,062
Total consumer loans	$130,793	$159,720	$78,601	$45,415	$32,614	$36,943	$1,241	$485,327

COMMERCIAL	June 30, 2022
BUSINESS LOANS	Term Loans by Year of Origination
Commercial and industrial	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans
Pass	$17,244	$30,206	$22,527	$2,909	$4,154	$8,438	$100,584	$186,062
Watch	—	14	—	1,325	—	222	607	2,168
Special mention	—	1,602	1,652	585	21	59	2,154	6,073
Substandard	—	1,087	—	2,267	193	4,559	922	9,028
Total commercial and industrial	$17,244	$32,909	$24,179	$7,086	$4,368	$13,278	$104,267	$203,331
Warehouse lending
Pass	—	—	—	—	—	—	33,868	33,868
Total warehouse lending	$—	$—	$—	$—	$—	$—	$33,868	$33,868
Total commercial business loans	$17,244	$32,909	$24,179	$7,086	$4,368	$13,278	$138,135	$237,199

TOTAL LOANS RECEIVABLE, GROSS
Pass	$384,654	$620,130	$326,070	$189,238	$73,762	$179,665	$168,175	$1,941,694
Watch	—	14	220	1,734	—	354	607	2,929
Special mention	—	1,602	3,356	889	2,571	5,217	2,154	15,789
Substandard	—	1,221	92	2,364	288	5,740	922	10,627
Total loans receivable, gross	$384,654	$622,967	$329,738	$194,225	$76,621	$190,976	$171,858	$1,971,039

	December 31, 2021
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$253,092	$4,652	$5,769	$916	$—	$—	$264,429
Construction and development	240,553	—	—	—	—	—	240,553
Home equity	40,716	—	—	301	—	—	41,017
One-to-four-family	363,682	—	—	2,464	—	—	366,146
Multi-family	178,158	—	—	—	—	—	178,158
Total real estate loans	1,076,201	4,652	5,769	3,681	—	—	1,090,303
CONSUMER LOANS
Indirect home improvement	335,731	—	—	554	—	—	336,285
Marine	82,721	—	—	57	—	—	82,778
Other consumer	2,962	—	—	18	—	—	2,980
Total consumer loans	421,414	—	—	629	—	—	422,043
COMMERCIAL BUSINESS LOANS
Commercial and industrial	188,767	4,182	1,829	13,774	—	—	208,552
Warehouse lending	33,277	—	—	—	—	—	33,277
Total commercial business loans	222,044	4,182	1,829	13,774	—	—	241,829
Total loans receivable, gross	$1,719,659	$8,834	$7,598	$18,084	$—	$—	$1,754,175

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing interest as of June 30, 2022:

	June 30, 2022
	Nonaccrual with No	Nonaccrual with		90-Days or More
	Allowance for Credit	Allowance for Credit	Total	Past Due and Still
REAL ESTATE LOANS	Losses	Losses	Nonaccrual	Accruing Interest
Home equity	$16	$135	$151	$—
One-to-four-family	799	—	799	—
	815	135	950	—
CONSUMER LOANS
Indirect home improvement	—	558	558	—
Marine	—	91	91	—
	—	649	649	—
COMMERCIAL BUSINESS LOANS
Commercial and industrial	1,087	3,972	5,059	—

Total	$1,902	$4,756	$6,658	$—

The Company recognized interest income on nonaccrual loans of $128,000 and $127,000 during the three months ended June 30, 2022 and 2021, respectively and $226,000 and $146,000 during the six months ended June 30, 2022 and 2021, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of June 30, 2022:

	June 30, 2022

REAL ESTATE LOANS	Real Estate	Equipment	Total
Home equity	$151	$—	$151
One-to-four-family	799	—	799
	950	—	950
CONSUMER LOANS
Indirect home improvement	—	558	558
Marine	—	91	91
	—	649	649
COMMERCIAL BUSINESS LOANS
Commercial and industrial	1,087	3,972	5,059

Total	$2,037	$4,621	$6,658

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $2.79 billion and $2.61 billion at June 30, 2022 and December 31, 2021, respectively.

The following tables summarize servicing rights activity at or for the dates indicated:

	At or For the Three Months Ended
	June 30,
	2022	2021
Beginning balance, at the lower of cost or fair value	$18,041	$15,735
Additions	1,460	2,456
Servicing rights amortized	(985)	(1,831)
Impairment of servicing rights	—	(4)
Ending balance, at the lower of cost or fair value	$18,516	$16,356

	At or For the Six Months Ended
	June 30,
	2022	2021
Beginning balance, at the lower of cost or fair value	$16,970	$12,595
Additions	4,010	5,600
Servicing rights amortized	(2,465)	(3,885)
Recovery of servicing rights	1	2,046
Ending balance, at the lower of cost or fair value	$18,516	$16,356

The fair value of the servicing rights’ assets was $34.1 million and $26.1 million at June 30, 2022 and December 31, 2021, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At June 30,	At December 31,
Key assumptions:	2022	2021
Weighted average discount rate	9.1%	9.1%
Conditional prepayment rate (“CPR”)	8.8%	13.8%
Weighted average life in years	7.6	5.9

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan.  The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at June  30, 2022 and December 31, 2021:

		June 30, 2022	December 31, 2021
Aggregate portfolio principal balance		$2,789,663	$2,609,776
Weighted average rate of note		3.3%	3.2%

At June 30, 2022	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.8%	9.4%	10.4%
Fair value MSR	$34,098	$33,334	$32,420
Percentage of MSR	1.2%	1.2%	1.2%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$34,098	$33,364	$32,659
Percentage of MSR	1.2%	1.2%	1.2%

At December 31, 2021	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	13.8%	20.0%	31.5%
Fair value MSR	$26,070	$21,188	$15,348
Percentage of MSR	1.0%	0.8%	0.6%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$26,070	$25,586	$25,119
Percentage of MSR	1.0%	1.0%	1.0%

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

The Company recorded $1.8 million and $1.6 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended June 30, 2022 and 2021, respectively, and $3.5 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively.  The income, net of MSR amortization, is reported in noninterest income on the Consolidated Statements of Income.

NOTE 5 - DERIVATIVES

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

The Company’s predominant derivative and hedging activities involve interest rate swaps related to certain borrowings, brokered deposits, investment securities and forward sales contracts associated with mortgage banking activities. Generally, these instruments help the Company manage exposure to market risk. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.

Mortgage Banking Derivatives Not Designated as Hedges

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one-to four-family loans that are intended to be sold and for closed one-to-four-family mortgage loans held for sale for which fair value accounting has been elected, that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one-to-four-family mortgage loans or into contracts to sell forward To-Be-Announced (“TBA”) mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments for reporting purposes under U.S. GAAP. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income or noninterest expense. The Bank recognizes all derivative instruments as either other assets or other liabilities on the Consolidated Balance Sheets and measures those instruments at fair value.

Cash Flow Hedges

The Bank has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted London Interbank Offered Rate (“LIBOR”)-based borrowings and brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the LIBOR portion of the series of future adjustable-rate borrowings and deposits over the term of the interest rate swap. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from management’s assessment of hedge effectiveness. The Bank tests for hedging effectiveness on a quarterly basis. The accumulated other comprehensive income is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Bank has not recorded any hedge ineffectiveness since inception.

The Bank expects that approximately $2.1 million will be reclassified from accumulated OCI as a decrease to interest expense over the next twelve months related to these cash flow hedges.

Fair Value Hedges

The Company is exposed to changes in the fair value of certain of its pools of prepayable fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate (“SOFR”). Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of June 30, 2022, the following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges.  The Company had no fair value hedges at December 31, 2021.

	June 30, 2022
		Cumulative Amount of Fair Value
Line Item in the Statement of Financial		Hedging Adjustment Included in
Position in Which the Hedged Item is	Carrying Amount of the	the Carrying Amount of the
Included	Hedged Assets/(Liabilities)	Hedged Assets/(Liabilities)
Investment securities (1)	$59,067	$(933)
Total	$59,067	$(933)

__________________________

1)	These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $244.7 million; the cumulative basis adjustments associated with these hedging relationships was $933,000; and the amounts of the designated hedged items was $60.0 million.

The following tables summarize the Bank’s derivative instruments at the dates indicated. The Bank has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as other assets and other liabilities, respectively, on the Consolidated Balance Sheets, as follows:

	June 30, 2022
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits and borrowings	$90,000	$4,670	$—
Fair value hedges:
Interest rate swaps - securities	$60,000	$931	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	43,792	184	—
Mandatory and best effort forward commitments with investors	18,320	518	—
Forward TBA mortgage-backed securities	52,565	203	—

	December 31, 2021
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits and borrowings	$90,000	$1,168	$155
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	71,890	757	—
Mandatory and best effort forward commitments with investors	74,375	808	—
Forward TBA mortgage-backed securities	111,000	53	—

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Interest Expense Deposits	Interest Income Securities	Interest Expense Deposits	Interest Income Securities
Total amounts presented in the Consolidated Statements of Income	$1,557	$1,670	$1,870	$1,313
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$—	$(933)	$—	$—
Recognized on derivatives designated as hedging instruments	—	831	—	—
Net income (expense) recognized on fair value hedges	$—	$(102)	$—	$—
Net gain (loss) on cash flow hedging relationships
Interest rate swaps - brokered deposits and borrowings
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$55	$—	$(124)	$—
Net income (expense) recognized on cash flow hedges	$55	$—	$(124)	$—

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	Interest Expense Deposits	Interest Income Securities	Interest Expense Deposits	Interest Income Securities
Total amounts presented in the Consolidated Statements of Income	$2,842	$3,249	$3,852	$2,563
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$—	$(933)	$—	$—
Recognized on derivatives designated as hedging instruments	—	831	—	—
Net income (expense) recognized on fair value hedges	$—	$(102)	$—	$—
Net gain (loss) on cash flow hedging relationships
Interest rate swaps - brokered deposits and borrowings
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(46)	$—	$(238)	$—
Net income (expense) recognized on cash flow hedges	$(46)	$—	$(238)	$—

Changes in the fair value of the nonhedging derivatives recognized in noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net losses of $1.5 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively, and net losses of $1.7 million and $3.9 million for the six months ended June 30, 2022 and 2021, respectively.

The following tables present additional information related to the Company’s derivative contracts by type of financial instrument, as of June 30, 2022 and December 31, 2021:

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Statement of Financial Position
Offsetting of Derivative Assets	of Recognized	Statement of	Statement of	Financial	Cash Collateral
as of June 30, 2022	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
Interest rate swaps	$5,601	$—	$5,601	$—	$—	$5,601

as of December 31, 2021
Interest rate swaps	$1,168	$—	$1,168	$—	$—	$1,168

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Liabilities	in the Statement of Financial Position
Offsetting of Derivative Liabilities	of Recognized	Statement of	Presented in the Statement	Financial	Cash Collateral
as of June 30, 2022	Liabilities	Financial Position	of Financial Position	Instruments	Posted	Net Amount
Interest rate swaps	$—	$—	$—	$—	$—	$—

as of December 31, 2021
Interest rate swaps	$155	$—	$155	$—	$155	$—

Credit-risk-related Contingent Features

The Company has interest rate swap agreements with certain of its derivative counterparties that contain a provision where if the Company either defaults or fails to maintain its status as a well / adequately capitalized institution, then the Company could be required to terminate the contracts or post additional collateral.   As of June 30, 2022, the Company had no derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of  securities with a carrying value of $2.7 million to secure interest rate swap agreements as of June 30, 2022. The Bank had posted no collateral, and had no posting requirement for TBA trades with counterparties at that date.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 6 - LEASES

The Company has operating leases for retail bank branches, home lending branches, and certain equipment. The Company’s leases have remaining lease terms of five months to eight years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended	Three Months Ended
Lease cost:	June 30, 2022	June 30, 2021
Operating lease cost	$348	$360
Short-term lease cost	7	1
Total lease cost	$355	$361

	Six Months Ended	Six Months Ended
Lease cost:	June 30, 2022	June 30, 2021
Operating lease cost	$691	$709
Short-term lease cost	8	2
Total lease cost	$699	$711

The following tables provide supplemental information related to operating leases at or for the three and six months ended June 30, 2022 and 2021:

	At or For the		At or For the
Cash paid for amounts included in the	Three Months Ended		Three Months Ended
measurement of lease liabilities:	June 30, 2022		June 30, 2021
Operating cash flows from operating leases	$357		$353
Weighted average remaining lease term- operating leases	4.7	years	5.1	years
Weighted average discount rate- operating leases	2.05%		2.21%

	At or For the		At or For the
Cash paid for amounts included in the	Six Months Ended		Six Months Ended
measurement of lease liabilities:	June 30, 2022		June 30, 2021
Operating cash flows from operating leases	$703		$702
Weighted average remaining lease term- operating leases	4.7	years	5.1	years
Weighted average discount rate- operating leases	2.05%		2.21%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at June 30, 2022 for future periods are as follows:

2022	$720
2023	1,226
2024	1,173
2025	861
2026	736
Thereafter	688
Total lease payments	5,404
Less imputed interest	(323)
Total	$5,081

NOTE 7 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and six months ended June 30, 2022 and 2021:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$—	$—	$—	$90
Additions	145	—	145	—
Gross proceeds from sale of OREO	—	—	—	(81)
Loss on sale of OREO	—	—	—	(9)
Ending balance	$145	$—	$145	$—

There was one OREO property at June 30, 2022 and none at June 30, 2021.  There were no OREO holding costs for the three and six months ended June 30, 2022 and 2021.

There was $482,000 in portfolio mortgage loans collateralized by residential real estate property in the process of foreclosure at June 30, 2022.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Noninterest-bearing checking (4)	$571,942	$564,360
Interest-bearing checking (1)(4)	158,607	228,024
Savings	156,313	193,922
Money market (2)	680,246	552,357
Certificates of deposit less than $100,000 (3)	262,199	186,974
Certificates of deposit of $100,000 through $250,000	116,559	116,206
Certificates of deposit of $250,000 and over	53,812	57,512
Escrow accounts related to mortgages serviced	16,422	16,389
Total	$2,016,100	$1,915,744

________________________

(1)	Includes $1.2 million and $90.0 million of brokered deposits at June 30, 2022 and December 31, 2021, respectively.
(2)	Includes $78.8 million and $5.0 million of brokered deposits at June 30, 2022 and December 31, 2021, respectively.
(3)	Includes $180.3 million and $97.6 million of brokered deposits at June 30, 2022 and December 31, 2021, respectively.
(4)	Prior presentation of interest-bearing checking balances was revised due to misclassification of certain checking products in previous periods. As a result of the misclassification, interest-bearing checking balances of $121.2 million as of December 31, 2021, were reclassified to noninterest-bearing checking for comparative purposes. Balances as of the dates and average values included herein have been updated to reflect the reclassification.

Scheduled maturities of time deposits at June 30, 2022 for future periods ending are as follows:

At June 30, 2022
Maturing in 2022	$200,760
Maturing in 2023	101,038
Maturing in 2024	44,119
Maturing in 2025	56,716
Maturing in 2026	17,951
Thereafter	11,986
Total	$432,570

Interest expense by deposit category for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest-bearing checking	$92	$48	$253	$98
Savings and money market	711	416	1,094	884
Certificates of deposit	754	1,406	1,495	2,870
Total	$1,557	$1,870	$2,842	$3,852

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

The following table provides a summary of the Company’s commitments at June 30, 2022 and December 31, 2021:

COMMITMENTS TO EXTEND CREDIT	June 30,	December 31,
REAL ESTATE LOANS	2022	2021
Commercial	$470	$787
Construction and development	248,840	182,297
One-to-four-family (includes locks for saleable loans)	71,952	78,264
Home equity	78,495	67,596
Multi-family	3,475	3,434
Total real estate loans	403,232	332,378
CONSUMER LOANS	40,729	35,873
COMMERCIAL BUSINESS LOANS
Commercial and industrial	134,298	126,220
Warehouse lending	61,637	64,160
Total commercial business loans	195,935	190,380
Total commitments to extend credit	$639,896	$558,631

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL - unfunded loan commitments at June 30, 2022 and reserves for estimated losses from unfunded commitments at December 31, 2021 was $3.4 million and $499,000, respectively. The increase in the ACL - unfunded loan commitments reflects the adoption of CECL, as well as the increased provision for credit losses - unfunded loan commitments recorded during the current quarter.  One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated reserve.  The Company’s derivative positions are presented with discussion in “Note 5 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through June 30, 2022, the total loans sold to the FHLB were $10.7 million with the FLA totaling $938,000 and the CE obligation at $811,000 or 7.5% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $81,000, which is a part of the off-balance sheet holdback for loans sold. At both June 30, 2022 and December 31, 2021, there were no loans sold to the FHLB of Des Moines that were greater than 30 days past their contractual payment due date.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.3 million and $2.7 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2022 and December 31, 2021, respectively, which is included in other liabilities on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at June 30, 2022.

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

Loans receivable - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable-rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of June 30, 2022 and December 31, 2021, there were $14.9 million and $16.1 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment (Level 2).

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

Other Real Estate Owned - Fair value adjustments to OREO are recorded at the lower of carrying amount of the loan or fair value of the collateral less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell (Level 3).

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

Servicing Rights - The fair value of MSR is estimated using net present value of expected cash flows using a third-party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information where appropriate (Level 3).

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At June 30, 2022
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,550	$—	$18,550
Corporate securities	—	7,739	1,029	8,768
Municipal bonds	—	127,015	116	127,131
Mortgage-backed securities	—	77,175	—	77,175
U.S. Small Business Administration securities	—	16,208	—	16,208
Mortgage loans held for sale, at fair value	—	34,989	—	34,989
Loans receivable, at fair value	—	14,863	—	14,863
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	518	518
Forward TBA mortgage-backed securities	—	203	—	203
Interest rate swaps	—	5,601	—	5,601
Interest rate lock commitments with customers	—	—	184	184
Total assets measured at fair value	$—	$302,343	$1,847	$304,190

Financial Assets	At December 31, 2021
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$20,970	$—	$20,970
Corporate securities	—	7,995	1,007	9,002
Municipal bonds	—	135,302	131	135,433
Mortgage-backed securities	—	89,402	—	89,402
U.S. Small Business Administration securities	—	16,552	—	16,552
Mortgage loans held for sale, at fair value	—	125,810	—	125,810
Loans receivable, at fair value	—	16,083	—	16,083
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	808	808
Forward TBA mortgage-backed securities	—	53	—	53
Interest rate swaps	—	1,168	—	1,168
Interest rate lock commitments with customers	—	—	757	757
Total assets measured at fair value	$—	$413,335	$2,703	$416,038
Financial Liabilities
Derivatives:
Interest rate swaps	—	(155)	—	(155)
Total liabilities measured at fair value	$—	$(155)	$—	$(155)

The following tables present loans individually evaluated, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$6,658	$6,658
OREO	—	—	145	145
Servicing rights	—	—	34,098	34,098

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$5,829	$5,829
Servicing rights	—	—	26,070	26,070

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at June 30, 2022 and December 31, 2021:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		June 30,	December 31,
Instruments	Techniques	Inputs	Range	2022	2021
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	97.5%	93.3%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	97.5%	93.3%
Corporate securities	Discounted cash flows	Discount rate	2.1% - 2.7%	2.1%	2.2%
Municipal bonds	Discounted cash flows	Discount rate	6.0%	6.0%	6.0%
NONRECURRING
Loans individually evaluated	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	8.8%	13.8%

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

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2022 and 2021:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2022	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$250	$22	$(88)	$184	$(66)	$—
Individual forward sale commitments with investors	885	2,931	(3,298)	518	(367)	—
Securities available-for-sale, at fair value	1,121	27	(3)	1,145	—	24
June 30, 2021
Interest rate lock commitments with customers	$1,985	$7,169	$(7,048)	$2,106	$121	$—
Individual forward sale commitments with investors	506	(1,200)	141	(553)	(1,059)	—
Securities available-for-sale, at fair value	1,129	—	(12)	1,117	—	(9)

		Purchases			Net change in	Net change in
Six Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2022	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$757	$2,117	$(2,690)	$184	$(573)	$—
Individual forward sale commitments with investors	808	5,073	(5,363)	518	(290)	—
Securities available-for-sale, at fair value	1,138	13	(6)	1,145	—	7
June 30, 2021
Interest rate lock commitments with customers	$4,024	$14,860	$(16,778)	$2,106	$(1,918)	$—
Individual forward sale commitments with investors	(67)	(546)	60	(553)	(486)	—
Securities available-for-sale, at fair value	1,111	12	(6)	1,117	—	12

___________________________

(1) Relating to items held at end of period included in income.

(2) Relating to items held at end of period included in other comprehensive income (loss).

Gains (losses) on interest rate lock commitments carried at fair value are recorded in other noninterest income. Gains (losses) on forward sale commitments with investors carried at fair value are recorded in noninterest income. Unrealized gains (losses) on securities available-for-sale, at fair value are recorded in accumulated OCI.

The following table provides estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021, whether or not recognized at fair value on the Consolidated Balance Sheets:

	June 30,		December 31,
	2022		2021
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$28,659	$28,659	$26,491	$26,491
Certificates of deposit at other financial institutions	4,960	4,960	10,542	10,542
Level 2 inputs:
Securities available-for-sale, at fair value	246,687	246,687	270,221	270,221
Securities held-to-maturity	8,500	8,342	7,500	8,128
Loans held for sale, at fair value	34,989	34,989	125,810	125,810
FHLB stock, at cost	6,295	6,295	4,778	4,778
Forward TBA mortgage-backed securities	203	203	53	53
Loans receivable, at fair value	14,863	14,863	16,083	16,083
Interest rate swaps	5,601	5,601	1,168	1,168
Accrued interest receivable	8,553	8,553	7,594	7,594
Level 3 inputs:
Securities available-for-sale, at fair value	1,145	1,145	1,138	1,138
Loans receivable, gross	1,931,209	1,895,089	1,738,092	1,725,651
Servicing rights, held at lower of cost or fair value	18,516	34,098	16,970	26,070
Fair value interest rate locks with customers	184	184	757	757
Mandatory and best effort forward commitments with investors	518	518	808	808
Financial Liabilities
Level 2 inputs:
Deposits	2,016,100	1,999,713	1,915,744	1,912,498
Borrowings	78,028	77,630	42,528	43,365
Subordinated notes, excluding unamortized debt issuance costs	50,000	47,188	50,000	51,688
Accrued interest payable	952	952	766	766
Interest rate swaps	—	—	155	155

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

All ESOP shares have been allocated as of December 31, 2021.  Compensation expense related to the ESOP was $0 for both the three and six months ended June 30, 2022, and $495,000 and $897,000, for the three and six months ended June 30, 2021, respectively.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the three and six months ended June 30, 2022 and 2021:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Numerator (in thousands):	2022	2021	2022	2021
Net income	$6,699	$8,549	$13,569	$20,432
Dividends and undistributed earnings allocated to participating securities	(138)	(128)	(265)	(298)
Net income available to common shareholders	$6,561	$8,421	$13,304	$20,134
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,776,939	8,282,980	7,899,522	8,308,115
Dilutive shares	119,271	267,449	131,214	252,852
Diluted weighted average common shares outstanding	7,896,210	8,550,429	8,030,736	8,560,967
Basic earnings per share	$0.84	$1.02	$1.68	$2.42
Diluted earnings per share	$0.83	$0.98	$1.66	$2.35
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	68,008	—	52,364	—

NOTE 13 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company.  At June 30, 2022, there were 441,296 stock option awards and 144,460 RSAs available to be granted under the 2018 Plan.

Total share-based compensation expense was $481,000 and $932,000 for the three and six months ended June 30, 2022, respectively, and $298,000 and $593,000 for the three and six months ended June 30, 2021, respectively.

Stock Options

The 2018 Plan consists of stock option awards that may be granted as incentive stock options or nonqualified stock options.  Stock option awards generally vest at one year or three years for independent directors or over a five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting, 6.0 years for three-year vesting, and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the six months ended June 30, 2022 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2022	613,626	$25.24	7.17	$5,362,902
Granted	—	—	—	—
Less exercised	32,952	$16.04	—	$486,754
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2022	580,674	$25.77	6.71	$2,619,892

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	579,160	$25.76	6.70	$2,615,442

Exercisable at June 30, 2022	233,090	$21.86	4.99	$1,669,026

__________________________

(1)	Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At June 30, 2022, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.

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

The following table presents a summary of the Company’s nonvested awards during the six months ended June 30, 2022 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2022	121,672	$28.02
Granted	—	—
Less vested	1,180	31.91
Forfeited or expired	—	—
Nonvested at June 30, 2022	120,492	$27.98

At June 30, 2022, there was $2.5 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

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

The Bank qualified for and elected the CBLR framework as of June 30, 2022. The CBLR calculated for the Bank at June 30, 2022 and December 31, 2021 was 11.9% and 12.2%, respectively.  At June 30, 2022, the Bank had Tier 1 capital of $280.8 million and a minimum Tier 1 capital requirement of $211.6 million to be considered well capitalized under the CBLR framework. At December 31, 2021, the Bank had Tier 1 capital of $270.8 million and a minimum Tier 1 capital requirement of $189.3 million to be considered well capitalized under the CBLR framework. At both June 30, 2022 and December 31, 2021, the Bank was categorized as well capitalized under applicable regulatory requirements.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Management believes, at June 30, 2022, that the Bank met all capital adequacy requirements.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2022, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. For informational purposes, the Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at June 30, 2022 and December 31, 2021 was 10.1% and 10.8%, respectively.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At June 30, 2022, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three and six months ended June 30, 2022 and 2021:

	At or For the Three Months Ended June 30, 2022
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$22,084	$2,645	$24,729
Provision for credit losses (2)	(719)	(1,152)	(1,871)
Noninterest income	2,125	2,230	4,355
Noninterest expense	(14,231)	(4,698)	(18,929)
Income (loss) before (provision) benefit for income taxes	9,259	(975)	8,284
(Provision) benefit for income taxes	(1,804)	219	(1,585)
Net income (loss)	$7,455	$(756)	$6,699
Total average assets for period ended	$1,957,630	$398,690	$2,356,320
Full-time employees ("FTEs")	389	148	537

	At or For the Three Months Ended June 30, 2021
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$18,974	$2,246	$21,220
Benefit (provision) for loan losses (2)	499	(499)	—
Noninterest income	2,385	5,801	8,186
Noninterest expense	(13,573)	(5,389)	(18,962)
Income before provision for income taxes	8,285	2,159	10,444
Provision for income taxes	(1,591)	(304)	(1,895)
Net income	$6,694	$1,855	$8,549
Total average assets for period ended	$1,787,344	$385,174	$2,172,518
FTEs	366	156	522

	At or For the Six Months Ended June 30, 2022
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$42,362	$5,089	$47,451
Provision for loan losses (2)	(1,916)	(998)	(2,914)
Noninterest income	4,630	5,601	10,231
Noninterest expense	(28,407)	(9,589)	(37,996)
Income before provision for income taxes	16,669	103	16,772
Provision for income taxes	(3,182)	(21)	(3,203)
Net income	$13,487	$82	$13,569
Total average assets for period ended	$1,921,426	$392,107	$2,313,533
FTEs	389	148	537

	At or For the Six Months Ended June 30, 2021
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$37,452	$3,868	$41,320
Provision for loan losses (2)	(1,059)	(441)	(1,500)
Noninterest income	4,587	16,633	21,220
Noninterest expense	(26,747)	(8,520)	(35,267)
Income before provision for income taxes	14,233	11,540	25,773
Provision for income taxes	(2,950)	(2,391)	(5,341)
Net income	$11,283	$9,149	$20,432
Total average assets for period ended	$1,756,642	$395,032	$2,151,674
FTEs	366	156	522

_______________________

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

NOTE 16 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at June 30, 2022 and December 31, 2021, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the purchase of four retail bank branches (“Branch Purchase”) from Bank of America on January 22, 2016.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2021, and determined that no impairment of goodwill existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.  Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of June 30, 2022, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2021, and the six months ended June 30, 2022.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2020	$7,490	$(2,739)	$4,751
Amortization	—	(691)	(691)
Balance, December 31, 2021	7,490	(3,430)	4,060
Amortization	—	(345)	(345)
Balance, June 30, 2022	$7,490	$(3,775)	$3,715

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”)m and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $172,000 and $ 345,000 for the three and six months ended June 30, 2022, respectively, and $177,000 and $354,000 for the same periods, respectively, in 2021.

Amortization expense for CDI is expected to be as follows at June 30, 2022:

Remainder of 2022	$346
2023	691
2024	621
2025	525
2026	525
Thereafter	1,007
Total	$3,715

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

All the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2022 and 2021.

(Dollars in thousands):	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Noninterest income	2022	2021	2022	2021
In-scope of Topic 606:
Debit card interchange fees	$584	$585	$1,127	$1,100
Deposit service and account maintenance fees	225	173	441	346
Noninterest income (in-scope of Topic 606)	809	758	1,568	1,446
Noninterest income (out-of-scope of Topic 606)	3,546	7,428	8,663	19,774
Total noninterest income	$4,355	$8,186	$10,231	$21,220

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (“COVID-19”) and any governmental or societal responses thereto;
●	general economic conditions either nationally or in our market area, that are worse than expected, including as a result of employment levels and labor shortages, and effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our allowance for credit losses on loans (“ACLL”), and provision for credit losses on loans that may be impacted by deterioration in the housing and commercial real estate markets;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the transition away from LIBOR toward new interest rate benchmarks;
●	increased competitive pressures among financial services companies;
●	our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to control operating costs and expenses;
●	our ability to retain key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	legislative or regulatory changes that adversely affect our business, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes as a result of COVID-19;
●	adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;

●	disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	inability of key third-party vendors to perform their obligations to us; and
●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services, and other risks described elsewhere in this Form 10-Q and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At June 30, 2022 consumer loans represented 24.6% of the Company’s total gross loan portfolio, compared to 23.7% at June 30, 2021.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, pools, spas, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 106 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, and most recently, Texas and Utah, with four contractor/dealers responsible for 50.6% of the funded loans dollar volume for the three months ended June 30, 2022. The Company funded $77.6 million, or approximately 3,000 loans during the quarter ended June 30, 2022.

The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Six Months Ended		For the Year Ended
	June 30, 2022		December 31, 2021
State	Amount	Percent	Amount	Percent
Washington	$52,684	36.0%	$92,125	40.6%
Oregon	32,538	22.2	48,315	21.3
California	26,417	18.0	46,492	20.5
Idaho	12,468	8.5	19,790	8.7
Colorado	7,003	4.8	7,956	3.5
Arizona	2,029	1.4	4,294	1.9
Nevada	2,031	1.4	3,664	1.6
Minnesota	10,894	7.4	4,418	1.9
Texas	46	—	—	—
Utah	380	0.3	—	—
Total fixture secured loans	$146,490	100.0%	$227,054	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $258.7 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $4.7 million through the home lending segment during the three months ended June 30, 2022, of which $196.3 million were sold to investors. Of the loans sold to investors, $122.4 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At June 30, 2022, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $35.0 million, totaled $390.8 million, or 19.8%, of the total gross loan portfolio.

For the three months ended June 30, 2022, there were less one-to-four-family loans originated to finance home purchases, and decreased refinance activity reflecting increased market interest rates, compared to the same period in the prior year when refinances surged due to the lowering of market interest rates in response to COVID-19.  Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to eighteen months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term.

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

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for loan losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision for credit losses on loans of $1.6 million for the three months ended June 30, 2022, compared to no provision for loan losses for the same period one year ago, primarily due to the adoption of CECL. The provision for credit losses on loans also reflects the increase in total loans receivable.

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

Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements accounted for as cash flow hedges and fair value hedges. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as cash flow hedges, fair value adjustments related to the effective portion are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of cash flow hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax assets of $4.7 million and net deferred tax liabilities of $1.2 million, at June 30, 2022 and December 31, 2021, respectively.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Assets. Total assets increased $112.8 million to $2.40 billion at June 30, 2022, compared to $2.29 billion at December 31, 2021, primarily due to increases in loans receivable, net of $217.5 million, deferred tax asset, net of $4.7 million, other assets of $4.1 million, total cash and cash equivalents of $2.2 million, servicing rights of $1.5 million, and FHLB stock of $1.5 million and securities held-to-maturity of $1.0 million, partially offset by decreases in loans held for sale of $90.8 million, securities available-for-sale of $23.5 million, and certificates of deposit at other financial institutions of $5.6 million.

Loans receivable, net increased $217.5 million to $1.95 billion at June 30, 2022, from $1.73 billion at December 31, 2021. Total real estate loans increased $158.2 million, including increases in construction and development loans of $63.8 million, commercial real estate loans of $34.8 million, multi-family loans of $26.7 million, one-to-four-family loans of $24.6 million and home equity loans of $8.3 million. Undisbursed construction and development loan commitments increased $66.5 million to $248.8 million at June 30, 2022, as compared to $182.3 million at December 31, 2021. Consumer loans increased $63.3 million, primarily due to an increase of $60.2 million in indirect home improvement loans and $3.0 million in marine loans.  Commercial business loans decreased $4.6 million, as a result of a decrease in commercial and industrial lending of $5.2 million, partially offset by an increase in warehouse lending of $591,000.

Loans held for sale, consisting of one-to-four-family loans, decreased by $90.8 million, or 72.2%, to $35.0 million at June 30, 2022, from $125.8 million at December 31, 2021. The Company continues to invest in its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations for the six months ended June 30, 2022, included $389.5 million of loans originated for sale, $107.7 million of portfolio loans including first and second liens, and $6.7 million of loans brokered to other institutions.  The decrease in purchase and refinance activity compared to the prior quarter reflects a limited available inventory of homes for sale and increased market interest rates adversely impacting refinance activity.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

(Dollars in thousands)	For the Six Months Ended		For the Six Months Ended		Year	Year
	June 30, 2022		June 30, 2021		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$376,625	74.7%	$438,460	52.7%	$(61,835)	(14.1)
Refinance	127,238	25.3	392,903	47.3	(265,665)	(67.6)
Total	$503,863	100.0%	$831,363	100.0%	$(327,500)	(39.4)

During the six months ended June 30, 2022, the Company sold $497.4 million of one-to-four-family loans compared to sales of $792.0 million for the same period one year ago.  Gross margins on home loan sales  decreased to 3.01% for the six months ended June 30, 2022, compared to 4.23% for the six months ended June 30, 2021.  Gross margins are defined as the margin on loans sold (cash sales) without the impact of deferred costs.

The ACLL was $25.0 million, or 1.27% of gross loans receivable, excluding loans held for sale at June 30, 2022, compared to $25.6 million, or 1.46% of gross loans receivable, excluding loans held for sale at December 31, 2021. The decrease was primarily due to the one-time cumulative-effect adjustment of $2.9 million as of the CECL adoption date, partially offset with an increase in the provision for credit losses on loans of $2.5 million during the period due to loan growth. The allowance for credit losses - unfunded loan commitments increased $2.9 million to $3.4 million at June 30, 2022, from $499,000 at December 31, 2021, primarily due to the one-time cumulative-effect adjustment of $2.4 million as of the CECL adoption date and increases in unfunded commitments during the quarter ended June 30, 2022, due to loan growth.

Loans classified as substandard decreased $7.5 million to $10.6 million at June 30, 2022, compared to $18.1 million at December 31, 2021. The decrease was primarily due to decreases of $4.7 million in commercial and industrial loans, $1.7 million in one-to-four-family loans, and $917,000 in commercial real estate loans. Nonperforming loans, consisting solely of nonaccruing loans 90-days or more past due, increased $829,000 to $6.7 million at June 30, 2022, from $5.8 million at December 31, 2021.  The ratio of nonperforming loans to total gross loans was 0.34% at June 30, 2022, compared to 0.33% at December 31, 2021. There was one OREO property in the amount of $145,000 at June 30, 2022, compared to none at December 31, 2021.

Liabilities. Total liabilities increased $137.7 million to $2.18 billion at June 30, 2022, from $2.04 billion at December 31, 2021, primarily due to increases of $100.4 million in deposits and $35.5 million in borrowings.

Total deposits increased $100.4 million to $2.02 billion at June 30, 2022, from $1.92 billion at December 31, 2021. The increase in deposits was primarily driven by growth in certificates of deposit (“CDs”). Time deposits increased $71.9 million to $432.6 million at June 30, 2022, from $360.7 million at December 31, 2021. Nonretail CDs which include brokered CDs, online CDs, and public funds increased $93.7 million to $207.8 million at June 30, 2022, compared to $114.2 million at December 31, 2021, primarily due to an $82.8 million increase in brokered CDs. Transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) decreased $61.8 million to $747.0 million at June 30, 2022, from $808.8 million at December 31, 2021, primarily due to a decrease of $69.4 million in interest-bearing checking, partially offset by an increase of $7.6 million in noninterest-bearing checking.  Money market and savings accounts increased $90.3 million to $836.6 million at June 30, 2022, from $746.3 million at December 31, 2021.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2022 (1)(2)	2021 (1)(2)
Noninterest-bearing checking (7)	$571,942	$564,360
Interest-bearing checking (3)(7)	158,607	228,024
Savings	156,313	193,922
Money market (4)	680,246	552,357
Certificates of deposit less than $100,000 (5)	262,199	186,974
Certificates of deposit of $100,000 through $250,000	116,559	116,206
Certificates of deposit of $250,000 and over (6)	53,812	57,512
Escrow accounts related to mortgages serviced	16,422	16,389
Total	$2,016,100	$1,915,744

__________________________

(1)	Includes $147.2 million of deposits at June 30, 2022 from the Branch Purchase and $150.7 million at December 31, 2021.
(2)	Includes $268.4 million and $281.8 million of deposits at June 30, 2022 and December 31, 2021, respectively, from the Anchor Acquisition.
(3)	Includes $1.2 million and $90.0 million of brokered deposits at June 30, 2022 and December 31, 2021, respectively.
(4)	Includes $78.8 million and $5.0 million of brokered deposits at June 30, 2022 and December 31, 2021, respectively.
(5)	Includes $180.3 million and $97.6 million of brokered deposits at June 30, 2022 and December 31, 2021, respectively.
(6)	Time deposits that meet or exceed the FDIC insurance limit
(7)	Prior presentation of interest-bearing checking balances was revised due to misclassification of certain checking products in previous periods. As a result of the misclassification, interest-bearing checking balances of $121.2 million as of December 31, 2021, respectively, were reclassified to noninterest-bearing checking for comparative purposes. Balances as of the dates and average values included herein have been revised to reflect the reclassification

Borrowings comprised of FHLB advances increased $35.5 million to $78.0 million at June 30, 2022, from $42.5 million at December 31, 2021, primarily due to funds needed to support loan growth.

Management entered into two liability interest rate swap arrangements designated as cash flow hedges in the first quarter of 2020 and one liability interest rate swap arrangement in the third quarter of 2020 to lock the expense costs associated with $90.0 million in brokered deposits and borrowings.  The average cost of these $90.0 million in notional pay fixed interest rate swap agreements was 73 basis points for which the Bank will pay a fixed rate of 73 basis points to the interest rate swap counterparty, compared to the quarterly reset of three-month LIBOR that will adjust quarterly. Management entered into two asset interest rate swap arrangements designated as fair value hedges in the second quarter of 2022 to offset changes in the fair value of $60.0 million in available for sale securities due to rising interest rates.  The average cost of these $60.0 million in notional pay fixed interest rate swap agreements was 256 basis points for which the Bank will pay a fixed rate of 256 basis points to the interest rate swap counterparty, compared to receiving the monthly reset of SOFR.  Management will continue to implement processes to match balance sheet funding duration and minimize interest rate risk and costs.

Stockholders’ Equity. Total stockholders’ equity decreased $24.9 million to $222.6 million at June 30, 2022, from $247.5 million at December 31, 2021. The decrease in stockholders’ equity during the six months ended June 30, 2022, was primarily due to net unrealized losses in securities available-for-sale of $25.5 million, net of tax, reflecting increases in market interest rates during the quarter, share repurchases totaling $14.2 million, and dividends paid of $4.0 million, partially offset by net income of $13.6 million, and unrealized gains on cash flow hedges of $3.6 million, net of tax.  In addition, the adoption of CECL on January 1, 2022, resulted in a $297,000 increase to retained earnings reflecting the combined impact of the $2.9 million decrease to our ACLL and a $2.4 million increase to the allowance for credit losses on unfunded commitments as of the adoption date.  The Company repurchased 476,607 shares of its common stock during the six months ended June 30, 2022, at an average price of $29.79 per share. Book value per common share was $29.27 at June 30, 2022, compared to $30.75 at December 31, 2021.

We calculated book value based on common shares outstanding of 7,726,232 at June 30, 2022, less 120,492 unvested restricted stock shares for the reported common shares outstanding of 7,605,740. Common shares outstanding was calculated using 8,169,887 shares at December 31, 2021, less 121,672 unvested restricted stock shares for the reported common shares outstanding of 8,048,215.

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021

General. Net income was $6.7 million for the three months ended June 30, 2022, and $8.5 million for the three months ended June 30, 2021.  The decrease in net income for the three months ended June 30, 2022 was primarily due to a $3.8 million, or 46.8% decrease in noninterest income and a $1.9 million increase in provision for credit losses, partially offset by a $3.5 million increase in net interest income.

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

(Dollars in thousands)	For the Three Months Ended			For the Three Months Ended
	June 30, 2022			June 30, 2021
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1)	$1,939,171	$25,275	5.23%	$1,742,720	$22,484	5.17%
Taxable mortgage-backed securities	87,486	580	2.66%	71,209	417	2.35%
Taxable AFS investment securities	61,826	298	1.93%	53,215	238	1.79%
Tax-exempt AFS investment securities	133,277	569	1.71%	91,335	389	1.71%
Taxable HTM investment securities	7,819	99	5.08%	7,500	95	5.08%
FHLB stock	4,881	54	4.44%	5,155	65	5.06%
Interest-bearing deposits at other financial institutions	26,579	70	1.06%	111,225	109	0.39%
Total interest-earning assets	2,261,039	26,945	4.78%	2,082,359	23,797	4.58%
Noninterest-earning assets	95,281			90,159
Total assets	$2,356,320			$2,172,518
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$807,052	$711	0.35%	$645,616	$416	0.26%
Interest-bearing checking	175,705	92	0.21%	186,491	48	0.10%
Certificates of deposit	405,283	754	0.75%	506,205	1,406	1.11%
Borrowings	43,440	174	1.61%	42,616	222	2.09%
Subordinated notes	49,417	485	3.94%	49,351	485	3.94%
Total interest-bearing liabilities	1,480,897	2,216	0.60%	1,430,279	2,577	0.72%
Noninterest-bearing accounts	594,761			477,671
Other noninterest-bearing liabilities	30,003			26,527
Stockholders’ equity	250,659			238,041
Total liabilities and stockholders’ equity	$2,356,320			$2,172,518
Net interest income		$24,729			$21,220
Net interest rate spread			4.18%			3.86%
Net earning assets	$780,142			$652,080
Net interest margin			4.39%			4.09%
Average interest-earning assets to average interest-bearing liabilities	152.68%			145.59%

_________________________

(1) Includes recognized “net” deferred PPP fees.

Net Interest Income. Net interest income increased $3.5 million to $24.7 million for the three months ended June 30, 2022, from $21.2 million for the three months ended June 30, 2021. This comparable quarter over quarter increase was primarily the result of an improved mix of loans versus other interest-earning assets and increased balances in higher yielding loans funded by lower cost deposits. Interest income increased $3.1 million, primarily due to an increase of $2.8 million in interest income on loans receivable, including fees, impacted primarily by loan growth.  Interest expense decreased $361,000, primarily as a result of repricing deposit rates and a reduction in higher cost borrowings. For the three months ended June 30, 2022, the total recognition of net deferred fees on forgiven and amortizing PPP loans was $150,000, as compared to $436,000 for the three months ended June 30, 2021.

The net interest margin (“NIM”) increased 30 basis points to 4.39% for the three months ended June 30, 2022, from 4.09% for the same quarter in the prior year.  The comparable quarter over quarter increase in NIM was impacted by variable loan repricing, an improved mix of interest-bearing assets, including a higher balance of higher yielding portfolio loans and investment securities instead of interest-bearing cash, and declining deposit and borrowing costs.

Interest Income. Interest income for the three months ended June 30, 2022, increased $3.1 million, to $26.9 million, from $23.8 million for the three months ended June 30, 2021. The increase during the period was primarily attributable to the $178.7 million increase in the average balance of total interest-earning assets and to a lesser extent, the 20 basis point increase in the average yield of total interest-earning assets.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,939,171	5.23%	$1,742,720	5.17%	$2,791
Taxable mortgage-backed securities	87,486	2.66	71,209	2.35	163
Taxable AFS investment securities	61,826	1.93	53,215	1.79	60
Tax-exempt AFS investment securities	133,277	1.71	91,335	1.71	180
Taxable HTM investment securities	7,819	5.08	7,500	5.08	4
FHLB stock	4,881	4.44	5,155	5.06	(11)
Interest-bearing deposits at other financial institutions	26,579	1.06	111,225	0.39	(39)
Total interest-earning assets	$2,261,039	4.78%	$2,082,359	4.58%	$3,148

Interest Expense. Interest expense decreased $361,000 to $2.2 million for the three months ended June 30, 2022, from $2.6 million for the same prior year quarter, primarily due to a decrease of interest expense on deposits of $313,000. The average cost of funds for total interest-bearing liabilities decreased 12 basis points to 0.60% for the three months ended June 30, 2022, from 0.72% for the three months ended June 30, 2021.  The decrease was predominantly due to the decrease in cost for market rate deposits.  The average cost of total interest-bearing deposits decreased 11 basis points to 0.45%, for the three months ended June 30, 2022, compared to 0.56%, for the three months ended June 30, 2021, predominantly due to the decrease in cost for market rate deposits as well as a strategic shift away from higher cost CDs. The average cost of funds, including noninterest-bearing checking, decreased 11 basis points to 0.43% for the three months ended June 30, 2022, from 0.54% for the three months ended June 30, 2021.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$807,052	0.35%	$645,616	0.26%	$295
Interest-bearing checking	175,705	0.21	186,491	0.10	44
Certificates of deposit	405,283	0.75	506,205	1.11	(652)
Borrowings	43,440	1.61	42,616	2.09	(48)
Subordinated note	49,417	3.94	49,351	3.94	—
Total interest-bearing liabilities	$1,480,897	0.60%	$1,430,279	0.72%	$(361)

Provision for Credit Losses. For the three months ended June 30, 2022, the provision for credit losses on loans was $1.6 million, compared to no provision for loan losses for the three months ended June 30, 2021 as calculated under the prior incurred loss methodology. The provision for credit losses on loans reflects the increase in total loans receivable partially offset by a reduction in classified loans that were downgraded based on the COVID-19 pandemic and improved economic factors on credit-deterioration used to calculate the ACLL primarily related to the COVID-19 pandemic as compared to the same time last year.  For the three months ended June 30, 2022, the provision for credit losses on unfunded commitments was $294,000, compared to $257,000 for the three months ended June 30, 2021. The increase was attributable to a change in methodology as a result of the adoption of CECL, as well as increases in total unfunded commitments during the quarter. During the three months ended June 30, 2022, net loan charge-offs totaled $16,000, compared to $141,000 during the three months ended June 30, 2021.  The decrease in net charge-offs was primarily due to decreases in the following loan categories: $98,000 in other loans (which includes deposit net charge-offs of $77,000), and $28,000 in indirect home improvement loans.  A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for credit losses and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income decreased $3.8 million, to $4.4 million for the three months ended June 30, 2022, from $8.2 million for the three months ended June 30, 2021. The decrease during the period primarily reflects a $4.3 million, or 67.7% decrease in gain on sale of loans due primarily to a reduction in origination and sales volume of loans held for sale and a reduction in gross margins of sold loans, partially offset by a $574,000 increase in service charges and fee income as a result of less MSR amortization reflecting increased market interest rates and increased servicing fees from non-portfolio serviced loans.  Gross margins on home loan sales decreased to 3.10% for the three months ended June 30, 2022, from 3.82% for the three months ended June 30, 2021.

Noninterest Expense. Noninterest expense was unchanged at $18.9 million for both the three months ended June 30, 2022 and the three months ended June 30, 2021. Decreases in salaries and benefits of $196,000 and in operations of $344,000 were mostly offset by increases in data processing of $252,000, loan costs of $104,000, marketing and advertising of $89,000, and FDIC insurance of $62,000.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, rose to 65.08% for the three months ended June 30, 2022, compared to 64.33% for the three months ended June 30, 2021, primarily representing the decrease in noninterest income.

Provision for Income Tax. For the three months ended June 30, 2022, the Company recorded a provision for income tax expense of $1.6 million as compared to $1.9 million for the three months ended June 30, 2021. The decrease in the tax provision is primarily due to a $2.2 million decrease in pre-tax income during the three months ended June 30, 2022, as compared to the same quarter last year.  The effective corporate income tax rates for the three months ended June 30, 2022 and 2021 were 19.1% and 18.1%, respectively.  The increase in the effective corporate income tax rate was primarily due to reduced excess tax benefits of $22,000 on option exercises in the three months ended June 30, 2022, compared to $360,000 excess tax benefits for the three months ended June 30, 2021.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021

General. Net income was $13.6 million for the six months ended June 30, 2022, and $20.4 million for the six months ended June 30, 2021.  The decrease in net income for the six months ended June 30, 2022 was primarily impacted by an $11.0 million, or 51.8% decrease in noninterest income, a $2.7 million increase in noninterest expense, and a $1.4 million increase in the provision for credit losses, partially offset by a $6.1 million increase in net interest income.

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

(Dollars in thousands)	For the Six Months Ended			For the Six Months Ended
	June 30, 2022			June 30, 2021
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1)	$1,887,097	$48,322	5.16%	$1,729,956	$44,018	5.13%
Taxable mortgage-backed securities	89,570	1,025	2.31%	67,897	770	2.29%
Taxable AFS investment securities	61,128	620	2.05%	49,691	479	1.94%
Tax-exempt AFS investment securities	129,911	1,156	1.79%	82,239	752	1.84%
Taxable HTM investment securities	7,660	194	5.11%	7,500	190	5.11%
FHLB stock	4,593	99	4.35%	6,196	149	4.85%
Interest-bearing deposits at other financial institutions	37,565	155	0.83%	119,259	223	0.38%
Total interest-earning assets	2,217,524	51,571	4.69%	2,062,738	46,581	4.55%
Noninterest-earning assets	96,009			88,936
Total assets	$2,313,533			$2,151,674
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$773,014	$1,094	0.29%	$625,379	$884	0.29%
Interest-bearing checking	202,981	253	0.25%	208,366	98	0.09%
Certificates of deposit	380,142	1,495	0.79%	498,797	2,870	1.16%
Borrowings	37,257	307	1.66%	86,153	668	1.56%
Subordinated notes	49,409	971	3.96%	38,858	741	3.85%
Total interest-bearing liabilities	1,442,803	4,120	0.58%	1,457,553	5,261	0.73%
Noninterest-bearing accounts	589,066			432,854
Other noninterest-bearing liabilities	30,675			27,517
Stockholders’ equity	250,989			233,750
Total liabilities and stockholders’ equity	$2,313,533			$2,151,674
Net interest income		$47,451			$41,320
Net interest rate spread			4.11%			3.83%
Net earning assets	$774,721			$605,185
Net interest margin			4.32%			4.04%
Average interest-earning assets to average interest-bearing liabilities	153.70%			141.52%

___________________________________

(1) Includes recognized “net” deferred PPP fees.

Net Interest Income. Net interest income increased $6.1 million to $47.5 million for the six months ended June 30, 2022, from $41.3 million for the six months ended June 30, 2021, with an increase in interest income of $5.0 million and a decrease in interest expense of $1.1 million. For the six months ended June 30, 2022, the total recognition of net deferred fees on forgiven and amortizing PPP loans was $415,000.

The NIM increased 28 basis points to 4.32% for the six months ended June 30, 2022, from 4.04% for the same period in the prior year.  The increase in NIM between the six months ended June 30, 2022 and 2021 reflects new loan originations at higher interest rates, variable loan repricing, improved asset mix to higher yielding assets, and lower deposit and borrowing costs.  Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the six months ended June 30, 2022, increased $5.0 million, to $51.6 million, from $46.6 million for the six months ended June 30, 2021. The increase during the period was primarily attributable to a $154.8 million increase in the average balance of total interest-earning assets.  The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects the rise of higher interest rate and fee income loans, particularly construction and development loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,887,097	5.16%	$1,729,956	5.13%	$4,304
Taxable mortgage-backed securities	89,570	2.31	67,897	2.29	255
Taxable AFS investment securities	61,128	2.05	49,691	1.94	141
Tax-exempt AFS investment securities	129,911	1.79	82,239	1.84	404
Taxable HTM investment securities	7,660	5.11	7,500	5.11	4
FHLB stock	4,593	4.35	6,196	4.85	(50)
Interest-bearing deposits at other financial institutions	37,565	0.83	119,259	0.38	(68)
Total interest-earning assets	$2,217,524	4.69%	$2,062,738	4.55%	$4,990

Interest Expense. Interest expense decreased $1.1 million, to $4.1 million for the six months ended June 30, 2022, from $5.3 million for the same prior year period, primarily due to decreased interest expense on deposits of $1.0 million. The average cost of funds for total interest-bearing liabilities decreased 15 basis points to 0.58% for the six months ended June 30, 2022, from 0.73% for the six months ended June 30, 2021.  The decrease was predominantly due to the repricing of CDs. The average cost of total interest-bearing deposits decreased 16 basis points to 0.42%, for the six months ended June 30, 2022, compared to 0.58%, for the six months ended June 30, 2021, reflecting lower market interest rates primarily in interest-bearing checking, brokered CDs, and CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2022		2021		(Decrease)/
	Average		Average		Increase
	Balance	Yield/	Balance	Yield/	in Interest
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$773,014	0.29%	$625,379	0.29%	$210
Interest-bearing checking	202,981	0.25	208,366	0.09	155
Certificates of deposit	380,142	0.79	498,797	1.16	(1,375)
Borrowings	37,257	1.66	86,153	1.56	(361)
Subordinated note	49,409	3.96	38,858	3.85	230
Total interest-bearing liabilities	$1,442,803	0.58%	$1,457,553	0.73%	$(1,141)

Provision for Credit Losses. For the six months ended June 30, 2022, the provision for credit losses on loans was $2.5 million, compared to the provision for loan loss of $1.5 million for the six months ended June 30, 2021 as calculated under the prior incurred loss methodology. The provision for credit losses on loans reflects the increase in total loans receivable partially offset by a reduction in classified loans that were downgraded based on the COVID-19 pandemic and improved economic factors on credit-deterioration used to calculate the ACLL primarily related to the COVID-19 pandemic as compared to the same time last year. For the six months ended June 30, 2022, the provision for credit losses on unfunded commitments was $485,000, compared to $455,000 for the six months ended June 30, 2021. The increase was attributable to a change in methodology as a result of the adoption of CECL, as well as increases in total unfunded commitments. During the six months ended June 30, 2022, net loan charge-offs totaled $280,000, compared to $439,000 during the six months ended June 30, 2021. This decrease was primarily due to net charge-off decreases of $87,000 in indirect home improvement loans, $48,000 in other loans (which includes deposit net charge-offs of $65,000), and $38,000 in commercial business loans. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for credit losses and may adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income decreased $11.0 million, to $10.2 million for the six months ended June 30, 2022, from $21.2 million for the six months ended June 30, 2021. This decrease was the result of a $12.2 million decrease in gain on sale of loans, partially offset by a $822,000 increase in service charges and fee income.

Noninterest Expense. Noninterest expense increased $2.7 million, to $38.0 million for the six months ended June 30, 2022, from $35.3 million for the six months ended June 30, 2021. The increase as compared to the prior period was primarily due to a reduction in the recovery of servicing rights to $1,000 from $2.0 million.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, rose to 65.87% for the six months ended June 30, 2022, compared to 56.39% for the six months ended June 30, 2021, representing the decrease in noninterest income and the increases in noninterest expense noted above.

Provision for Income Tax. For the six months ended June 30, 2022, the Company recorded a provision for income tax expense of $3.2 million on pre-tax income of $16.8 million, as compared to a provision of income tax expense of $5.3 million on pre-tax income of $25.8 million for the six months ended June 30, 2021. The effective corporate income tax rates for the six months ended June 30, 2022 and 2021 were 19.1% and 20.7%, respectively.  The decrease in the tax rate was attributable to increases in non-taxable income to include exempt municipal securities interest and BOLI death benefits.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2022, the Bank’s total borrowing capacity was $515.0 million with the FHLB of Des Moines, with unused borrowing capacity of $436.1 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At June 30, 2022, the Bank held approximately $718.6 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the FRB, with a current limit of $194.9 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at June 30, 2022. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At June 30, 2022, the Bank held approximately $491.4 million in loans that qualify as collateral for the FRB line of credit.  Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $404.7 million at June 30, 2022. Total brokered deposits at June 30, 2022 were $260.4 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At June 30, 2022, the approved outstanding loan commitments, including unused lines of credit amounted to $639.9 million.  Securities purchased during the six months ended June 30, 2022 and 2021 totaled $22.0 million and $69.4 million, respectively, and securities repayments, maturities and sales in those quarters were $11.0 million and $11.5 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the six months  ended June 30, 2022 and 2021, the Bank sold $497.4 million and $794.6 million in loans and loan participation interests, respectively.

The Bank’s liquidity has been positively impacted by increases in deposit levels. Total deposits increased $100.4 million during the six months ended June 30, 2022 primarily driven by growth in CDs. CDs scheduled to mature in three months or less at June 30, 2022, totaled $150.6 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.20 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.20 per share, our average total dividend paid each quarter would be approximately $1.5 million based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards). At June 30, 2022, FS Bancorp, Inc. had $7.5 million in unrestricted cash to meet liquidity needs.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at June 30, 2022, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2022, the Bank was considered to be well capitalized.  Effective January 1, 2022, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%.  At June 30, 2022, the Bank qualified and elected to use the CBLR to measure capital adequacy. The Tier 1 leverage-based capital ratio calculated for the Bank at June 30, 2022 was 11.9%.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2022, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. For informational purposes, the Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at June 30, 2022 was 10.1%. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4.             Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2022:

				Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan
April 1, 2022 - April 30, 2022	47,355	$28.30	47,355	$12,403,642
May 1, 2022 - May 31, 2022 (1)	197,966	29.14	197,966	6,635,772
June 1, 2022 - June 30, 2022	115,930	29.86	115,930	3,174,613
Total for the quarter	361,251	$29.26	361,251	$3,174,613

_________________________

(1)	Includes 9,280 shares internally repurchased by the Company acting as the cash counterparty for participants exercising options and/or RSAs vested.

On April 6, 2022, the Company announced that its Board of Directors approved an additional share repurchase program of up to $10.0 million of the Company’s common shares authorized and outstanding in addition to the then remaining $3.8 million common shares authorized and available for repurchase under the previous share repurchase plan.  As of June 30, 2022, $3,174,613 remains authorized for repurchase under the April 6, 2022 plan through its termination date, June 30, 2023. The actual timing, number and value of shares repurchased under the share repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, price, general business and market conditions, and alternative investment opportunities.  The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.                Mine Safety Disclosures

Not applicable.

Item 5.                Other Information

Not applicable.

Item 6.                  Exhibits

3.1	Articles of Incorporation of FS Bancorp, Inc. (1)
3.2	Bylaws of FS Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (3)
4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto (3)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
10.9	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, Lisa Cleary, and May-Ling Sowell (5)
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (6)
10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (6)
10.14	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.15	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 10, 2013 (File No. 001-355589).
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-192990) filed on December 20, 2013 and incorporated by reference.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589).
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23, 2018.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-265729) filed on June 21, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: August 9, 2022	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)