Form 10-Q
period 2022-09-30
FS Bancorp, Inc.
filed 2022-11-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022              OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 4, 2022, there were 7,704,373 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10-Q

As used in this report, the terms “we,” “our,” “us,” “Company” and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
ASSETS	2022	2021
Cash and due from banks	$11,541	$12,043
Interest-bearing deposits at other financial institutions	148,256	14,448
Total cash and cash equivalents	159,797	26,491
Certificates of deposit at other financial institutions	4,960	10,542
Securities available-for-sale, at fair value	227,942	271,359
Securities held-to-maturity, net of allowance for credit losses of $31 and none, respectively (fair value of $7,950 and $8,128, respectively)	8,469	7,500
Loans held for sale, at fair value	23,447	125,810
Loans receivable, net (includes $14,198 and $16,083, at fair value, respectively)	2,083,929	1,728,540
Accrued interest receivable	10,407	7,594
Premises and equipment, net	25,438	26,591
Operating lease right-of-use (“ROU”) assets	6,607	4,557
Federal Home Loan Bank (“FHLB”) stock, at cost	13,591	4,778
Other real estate owned (“OREO”)	145	—
Deferred tax asset, net	6,571	—
Bank owned life insurance (“BOLI”), net	36,578	37,092
Servicing rights, held at the lower of cost or fair value	18,470	16,970
Goodwill	2,312	2,312
Core deposit intangible, net	3,542	4,060
Other assets	19,933	12,195
TOTAL ASSETS	$2,652,138	$2,286,391
LIABILITIES
Deposits:
Noninterest-bearing accounts	$581,612	$580,749
Interest-bearing accounts	1,501,726	1,334,995
Total deposits	2,083,338	1,915,744
Borrowings	260,828	42,528
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(556)	(606)
Total subordinated notes less unamortized debt issuance costs	49,444	49,394
Operating lease liabilities	6,836	4,792
Deferred tax liability, net	—	1,183
Other liabilities	31,145	25,243
Total liabilities	2,431,591	2,038,884
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,704,373 and 8,169,887 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	77	82
Additional paid-in capital	53,769	67,958
Retained earnings	195,986	179,215
Accumulated other comprehensive (loss) income, net of tax	(29,285)	252
Total stockholders’ equity	220,547	247,507
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,652,138	$2,286,391

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans receivable, including fees	$29,563	$23,520	$77,885	$67,538
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	1,741	1,487	4,990	4,050
Total interest and dividend income	31,304	25,007	82,875	71,588
INTEREST EXPENSE
Deposits	2,596	1,629	5,438	5,481
Borrowings	696	227	1,003	895
Subordinated notes	485	496	1,456	1,237
Total interest expense	3,777	2,352	7,897	7,613
NET INTEREST INCOME	27,527	22,655	74,978	63,975
PROVISION FOR CREDIT LOSSES	1,718	—	4,632	1,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	25,809	22,655	70,346	62,475
NONINTEREST INCOME
Service charges and fee income	1,511	1,073	4,286	3,026
Gain on sale of loans	1,402	6,885	7,325	24,962
Earnings on cash surrender value of BOLI	221	218	654	647
Other noninterest income	1,047	222	2,147	983
Total noninterest income	4,181	8,398	14,412	29,618
NONINTEREST EXPENSE
Salaries and benefits	11,402	12,790	35,110	36,331
Operations	2,812	2,628	7,656	7,760
Occupancy	1,344	1,227	3,825	3,592
Data processing	1,548	1,309	4,363	3,819
Loss on sale of OREO	—	—	—	9
Loan costs	746	842	2,020	2,013
Professional and board fees	631	757	2,387	2,365
Federal Deposit Insurance Corporation (“FDIC”) insurance	462	120	804	491
Marketing and advertising	220	177	652	429
Amortization of core deposit intangible	173	177	518	531
Impairment (recovery) of servicing rights	—	(11)	(1)	(2,057)
Total noninterest expense	19,338	20,016	57,334	55,283
INCOME BEFORE PROVISION FOR INCOME TAXES	10,652	11,037	27,424	36,810
PROVISION FOR INCOME TAXES	2,194	2,706	5,397	8,047
NET INCOME	$8,458	$8,331	$22,027	$28,763
Basic earnings per share	$1.09	$1.01	$2.77	$3.43
Diluted earnings per share	$1.08	$0.98	$2.73	$3.31

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$8,458	$8,331	$22,027	$28,763
Other comprehensive loss:
Securities available-for-sale:
Unrealized loss during period	(14,567)	(1,653)	(47,046)	(4,162)
Income tax benefit related to unrealized holding loss	3,131	356	10,115	896
Derivative financial instruments:
Unrealized derivative gain (loss) during period	5,107	(57)	9,651	814
Income tax (provision) benefit related to unrealized derivative gain	(1,098)	12	(2,075)	(175)
Reclassification adjustment for realized (gain) loss, net included in net income	(278)	135	(232)	373
Income tax provision (benefit) related to reclassification, net	60	(29)	50	(81)
Other comprehensive loss, net of tax	(7,645)	(1,236)	(29,537)	(2,335)
COMPREHENSIVE INCOME (LOSS) INCOME	$813	$7,095	$(7,510)	$26,428

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended September 30, 2021 and 2022

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income (Loss),	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, July 1, 2021	8,333,566	$83	$75,797	$164,606	$1,434	$(160)	$241,760
Net income	—	$—	—	8,331	—	—	$8,331
Dividends paid ($0.14 per share)	—	$—	—	(1,151)	—	—	$(1,151)
Share-based compensation	—	$—	402	—	—	—	$402
Restricted stock awards	41,350	$—	—	—	—	—	$—
Common stock repurchased - repurchase plan	(264,805)	$(2)	(6,825)	—	—	—	$(6,827)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(5,970)	$—	(212)	—	—	—	$(212)
Stock options exercised, net	103,904	$1	(1,054)	—	—	—	$(1,053)
Other comprehensive loss, net of tax	—	$—	—	—	(1,236)	—	$(1,236)
ESOP shares allocated	—	$—	373	—	—	66	$439
BALANCE, September 30, 2021	8,208,045	$82	$68,481	$171,786	$198	$(94)	$240,453

BALANCE, July 1, 2022	7,726,232	$77	$55,129	$189,075	$(21,640)	$—	$222,641
Net income	—	$—	—	8,458	—	—	$8,458
Dividends paid ($0.20 per share)	—	$—	—	(1,547)	—	—	$(1,547)
Share-based compensation	—	$—	500	—	—	—	$500
Issuance of common stock- employee stock purchase plan	7,068	$—	211	—	—	—	$211
Restricted stock awards	35,050	$—	—	—	—	—	$—
Common stock repurchased - repurchase plan	(67,923)	$—	(1,732)	—	—	—	$(1,732)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(6,150)	$—	(190)	—	—	—	$(190)
Stock options exercised, net	10,096	$—	(149)	—	—	—	$(149)
Other comprehensive loss, net of tax	—	$—	—	—	(7,645)	—	$(7,645)
BALANCE, September 30, 2022	7,704,373	$77	$53,769	$195,986	$(29,285)	$—	$220,547

See accompanying notes to these consolidated financial statements.

Nine Months Ended September 30, 2021 and 2022

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income (Loss),	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2021	8,475,912	$85	$81,275	$146,405	$2,533	$(291)	$230,007
Net income	—	$—	—	28,763	—	—	$28,763
Dividends paid ($0.41 per share)	—	$—	—	(3,382)	—	—	$(3,382)
Share-based compensation	—	$—	995	—	—	—	$995
Restricted stock awards	41,350	$—	—	—	—	—	$—
Common stock repurchased - repurchase plan	(480,225)	$(4)	(12,638)	—	—	—	$(12,642)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(5,970)	$—	(212)	—	—	—	$(212)
Stock options exercised, net	176,978	$1	(2,077)	—	—	—	$(2,076)
Other comprehensive loss, net of tax	—	$—	—	—	(2,335)	—	$(2,335)
ESOP shares allocated	—	$—	1,138	—	—	197	$1,335
BALANCE, September 30, 2021	8,208,045	$82	$68,481	$171,786	$198	$(94)	$240,453

BALANCE, January 1, 2022	8,169,887	$82	$67,958	$179,215	$252	$—	$247,507
Net income	—	$—	—	22,027	—	—	$22,027
Dividends paid ($0.70 per share)	—	$—	—	(5,553)	—	—	$(5,553)
Share-based compensation	—	$—	1,432	—	—	—	$1,432
Issuance of common stock- employee stock purchase plan	7,068	$—	211	—	—	—	$211
Restricted stock awards	35,050	$—	—	—	—	—	$—
New credit standard (Topic 326) - impact in year of adoption	—	$—	—	297	—	—	$297
Common stock repurchased - repurchase plan	(544,530)	$(5)	(15,623)	—	—	—	$(15,628)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(6,150)	$—	(190)	—	—	—	$(190)
Stock options exercised, net	43,048	$—	(19)	—	—	—	$(19)
Other comprehensive loss, net of tax	—	$—	—	—	(29,537)	—	$(29,537)
BALANCE, September 30, 2022	7,704,373	$77	$53,769	$195,986	$(29,285)	$—	$220,547

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net income	$22,027	$28,763
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	4,632	1,500
Depreciation, amortization and accretion	10,464	11,674
Compensation expense related to stock options and restricted stock awards	1,432	995
ESOP compensation expense for allocated shares	—	1,335
Change in cash surrender value of BOLI	(654)	(647)
Gain on sale of loans held for sale	(6,729)	(24,856)
Gain on sale of portfolio loans	(596)	(106)
Origination of loans held for sale	(498,975)	(1,048,120)
Proceeds from sale of loans held for sale	630,396	1,133,395
Recovery of servicing rights	(1)	(2,057)
Loss on sale of OREO	—	9
Changes in operating assets and liabilities
Accrued interest receivable	(2,813)	(767)
Other assets	3,527	(2,590)
Other liabilities	1,236	997
Net cash from operating activities	163,946	99,525
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	17,829	20,923
Purchases	(22,968)	(117,152)
Activity in securities held-to-maturity:
Purchases	(1,000)	—
Maturities of certificates of deposit at other financial institutions	5,582	496
Portfolio loan originations and principal collections, net	(420,094)	(156,603)
Proceeds from sale of portfolio loans	39,034	2,699
Purchase of portfolio loans	(5,344)	(1,070)
Proceeds from sale of OREO, net	—	81
Purchase of premises and equipment	(695)	(1,921)
Proceeds from bank owned life insurance death benefits	1,168	—
Change in FHLB stock, net	(8,813)	2,568
Net cash used by investing activities	(395,301)	(249,979)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	167,540	189,470
Proceeds from borrowings	1,155,007	8,000
Repayments of borrowings	(936,707)	(131,281)
Dividends paid on common stock	(5,553)	(3,382)
Net proceeds from issuance of subordinated notes	—	49,333
Repayment of subordinated notes	—	(10,000)
Proceeds (disbursements) from stock options exercised, net	(19)	(2,076)
Restricted stock awards, net of taxes paid	(190)	(212)
Issuance of common stock - employee stock purchase plan	211	—
Common stock repurchased	(15,628)	(12,642)
Net cash from financing activities	364,661	87,210
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,306	(63,244)

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

CASH AND CASH EQUIVALENTS, beginning of period	26,491	91,576
CASH AND CASH EQUIVALENTS, end of period	$159,797	$28,332
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$5,538	$6,540
Income taxes	2,897	7,824

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale investment securities	$(47,046)	$(4,162)
Change in unrealized gain on fair value and cash flow hedges	9,405	1,187
Change in unrealized loss on portfolio loans measured under the fair value option	(1,780)	(55)
Retention in gross mortgage servicing rights from loan sales	4,935	7,567
OREO received in settlement of loans	145	—
Right-of-use assets in exchange for lease liabilities	3,049	979

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

The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events - On November 5, 2022, 1st Security Bank of Washington, a wholly owned subsidiary of FS Bancorp, Inc. entered into a purchase and assumption agreement to acquire seven Columbia State Bank branches in Lincoln, Malheur, Tillamook counties in Oregon and Klickitat County, Washington. The branches are being divested by Columbia State Bank in connection with its merger of its parent corporation, Columbia Banking Systems, Inc. with Umpqua Holdings Corporation. These branches have approximately $510 million in deposits and $76 million in associated loans. The transaction, which is expected to be completed in the first quarter of 2023, is subject to regulatory approval and other customary closing conditions and adjustments.

Error Corrections -  The Company has evaluated error corrections in earnings per share and deposits as follows:

Earnings Per Share

Prior presentations of earnings per share were revised due to the improper inclusion of certain unvested shares in the denominator of basic and diluted earnings per share. As a result of the inclusion, earnings per share was understated for the three and nine months ended September 30, 2021. Basic earnings per share for those periods was updated to $1.01 and $3.43, respectively, from $0.99 and $3.38, as previously reported. Diluted earnings per share was updated to $0.98 and $3.31, respectively, from $0.97 and $3.30 as previously reported.

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

Deposits

Prior presentation of interest-bearing checking balances was revised due to the misclassification of certain checking products in previous periods.  As a result of the misclassification, an interest-bearing checking balance of $121.2 million at December 31, 2021, was reclassified to noninterest-bearing checking for comparative purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform” (“Topic 848”). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU apply to modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging - Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU  and the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the effective dates.  The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity securities by individual security. Accrued interest receivable on held-to-maturity debt securities totaling $119,000 at September 30, 2022, was excluded from the estimate of credit losses used to calculate the allowance for credit losses (“ACL”). The estimate of expected credit losses considers credit ratings and historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The held-to-maturity portfolio consists entirely of corporate securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a CECL reserve.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not to be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (“OCI”).

Changes in the ACL are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities totaling $1.8 million at September 30, 2022, was excluded in the estimate of credit losses used to calculate the ACL.

Allowance for Credit Losses on Loans

The ACLL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. The Company may also account for expected recoveries should information of an anticipated recovery become available. In the case of actual or expected recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The lookback period in the analysis includes historical data from 2009 to present. Adjustments to historical loss information are made when management determines historical data is not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Accrued interest receivable totaling $8.3 million at September 30, 2022, was excluded from the estimate of credit losses for loans used to calculate the ACLL.

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

Individual Assessment

Loans classified as nonaccrual, TDR, or reasonably expected TDR will be reviewed quarterly for potential individual assessment. Any loan that is being considered for modification and expected to result in a TDR is identified as a reasonably expected TDR.  Any loan classified as a nonaccrual or TDR that is not determined to need individual assessment will be evaluated collectively within its respective cohort. All reasonably expected TDR loans will be evaluated individually to account for expected modifications in loan terms.

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the ACLL and is applied at the same collective cohort level.

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and ACL at September 30, 2022 and December 31, 2021:

	September 30, 2022
				Estimated	Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	Losses
U.S. agency securities	$21,153	$80	$(3,096)	$18,137	$—
Corporate securities	9,497	28	(909)	8,616	—
Municipal bonds	145,918	2	(29,276)	116,644	—
Mortgage-backed securities	84,192	—	(13,115)	71,077	—
U.S. Small Business Administration securities	14,920	6	(1,458)	13,468	—
Total securities available-for-sale	275,680	116	(47,854)	227,942	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(550)	7,950	(31)
Total securities held-to-maturity	8,500	—	(550)	7,950	(31)
					—
Total securities	$284,180	$116	$(48,404)	$235,892	$(31)

	December 31, 2021
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$21,155	$133	$(318)	$20,970
Corporate securities	9,495	31	(524)	9,002
Municipal bonds	136,377	1,577	(2,521)	135,433
Mortgage-backed securities	88,641	1,457	(696)	89,402
U.S. Small Business Administration securities	16,383	235	(66)	16,552
Total securities available-for-sale	272,051	3,433	(4,125)	271,359

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	628	—	8,128
Total securities held-to-maturity	7,500	628	—	8,128

Total securities	$279,551	$4,061	$(4,125)	$279,487

The following table presents the activity in the allowance for credit losses on securities held-to-maturity by major security type for the three and nine months ended September 30, 2022:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended	For the Nine Months Ended
Corporate Securities	September 30, 2022	September 30, 2022
Beginning allowance balance	$31	$—
Impact of adopting ASU 2016-13	—	72
Recapture of provision for credit losses	—	(41)
Securities charged-off	—	—
Recoveries	—	—
Total ending allowance balance	$31	$31

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $119,000 and $113,000 as of September 30, 2022 and December 31, 2021, respectively and was $1.8 million and $1.1 million on available-for-sale debt securities as of September 30, 2022 and December 31, 2021, respectively.  Accrued interest receivable on securities was excluded from the estimate of credit losses used to calculate the ACL.

The Bank monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at September 30, 2022 and December 31, 2021, aggregated by credit quality indicator:

Corporate securities	September 30, 2022	December 31, 2021
BBB/BBB-	$8,500	$7,500

At September 30, 2022, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

At September 30, 2022, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $6.0 million to secure Washington State public deposits of $17.6 million with a $7.1 million collateral requirement by the Washington Public Deposit Protection Commission.  The deficiency in collateral posted was subsequently corrected with additional securities pledged to exceed requirement.

Investment securities that were in an unrealized loss position at September 30, 2022 and December 31, 2021 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$7,071	$(1,184)	$8,986	$(1,912)	$16,057	$(3,096)
Corporate securities	3,476	(21)	4,112	(888)	7,588	(909)
Municipal bonds	66,406	(14,563)	50,133	(14,713)	116,539	(29,276)
Mortgage-backed securities	47,724	(7,286)	23,353	(5,829)	71,077	(13,115)
U.S. Small Business Administration securities	8,672	(963)	1,577	(495)	10,249	(1,458)
Total securities available-for-sale	$133,349	$(24,017)	$88,161	$(23,837)	$221,510	$(47,854)

SECURITIES HELD-TO-MATURITY
Corporate securities	7,950	(550)	—	—	7,950	(550)
Total securities held-to-maturity	7,950	(550)	—	—	7,950	(550)

Total	$141,299	$(24,567)	$88,161	$(23,837)	$229,460	$(48,404)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$13,125	$(105)	$3,752	$(213)	$16,877	$(318)
Corporate securities	—	—	5,476	(524)	5,476	(524)
Municipal bonds	72,098	(1,961)	14,116	(560)	86,214	(2,521)
Mortgage-backed securities	33,291	(620)	3,825	(76)	37,116	(696)
U.S. Small Business Administration securities	2,988	(66)	—	—	2,988	(66)
Total securities available-for-sale	$121,502	$(2,752)	$27,169	$(1,373)	$148,671	$(4,125)

There were seven held-to-maturity debt securities with unrealized losses less than one year and none with unrealized losses of more than one year at September 30, 2022.  There were no held-to-maturity debt securities in an unrealized loss position as of December 31, 2021.

There were 130 available-for-sale securities with unrealized losses of less than one year, and 67 available-for-sale securities with an unrealized loss of more than one year at September 30, 2022. There were 75 available-for-sale securities with unrealized losses of less than one year, and 17 available-for-sale securities with an unrealized loss of more than one year at December 31, 2021. The unrealized losses associated with these securities are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity.  Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes.  Substantially, all of the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review.

All of the available-for-sale mortgage-backed securities and U.S. Small Business Administration securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the nine months ended September 30, 2022, or for the year ended December 31, 2021.

The contractual maturities of securities available-for-sale and held-to-maturity at September 30, 2022 and December 31, 2021 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2022		December 31, 2021
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$945	$919	$959	$1,004
Due after five years through ten years	15,898	13,725	6,920	6,850
Due after ten years	4,310	3,493	13,276	13,116
Subtotal	21,153	18,137	21,155	20,970
Corporate securities
Due within one year	1,000	997	—	—
Due after one year through five years	2,497	2,515	3,495	3,526
Due after five years through ten years	4,000	3,809	4,000	3,627
Due after ten years	2,000	1,295	2,000	1,849
Subtotal	9,497	8,616	9,495	9,002
Municipal bonds
Due within one year	2,660	2,638	—	—
Due after one year through five years	1,045	1,023	3,724	3,850
Due after five years through ten years	7,635	6,899	6,857	7,035
Due after ten years	134,578	106,084	125,796	124,548
Subtotal	145,918	116,644	136,377	135,433
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	70,061	58,404	75,171	75,737
Federal Home Loan Mortgage Corporation (“FHLMC”)	9,346	8,382	9,606	9,768
Government National Mortgage Association (“GNMA”)	4,785	4,291	3,864	3,897
Subtotal	84,192	71,077	88,641	89,402
U.S. Small Business Administration securities
Due after one year through five years	2,582	2,409	2,485	2,507
Due after five years through ten years	4,563	4,276	4,420	4,515
Due after ten years	7,775	6,783	9,478	9,530
Subtotal	14,920	13,468	16,383	16,552
Total securities available-for-sale	275,680	227,942	272,051	271,359

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	8,500	7,950	7,500	8,128
Total securities held-to-maturity	8,500	7,950	7,500	8,128
Total securities	$284,180	$235,892	$279,551	$279,487

There were no sales proceeds, gains or losses from the sale of securities available-for-sale for both the three and nine months ended September 30, 2022 and 2021.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES - LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	September 30,	December 31,
REAL ESTATE LOANS	2022	2021
Commercial	$310,923	$264,429
Construction and development	335,177	240,553
Home equity	53,681	41,017
One-to-four-family (excludes loans held for sale)	429,196	366,146
Multi-family	223,712	178,158
Total real estate loans	1,352,689	1,090,303
CONSUMER LOANS
Indirect home improvement	447,462	336,285
Marine	68,106	82,778
Other consumer	2,987	2,980
Total consumer loans	518,555	422,043
COMMERCIAL BUSINESS LOANS
Commercial and industrial (includes Paycheck Protection Program ("PPP") loans)	211,009	208,552
Warehouse lending	28,102	33,277
Total commercial business loans	239,111	241,829
Total loans receivable, gross	2,110,355	1,754,175
Allowance for credit losses on loans (1)	(26,426)	(25,635)
Total loans receivable, net	$2,083,929	$1,728,540
(1)	Allowance for credit losses on loans in 2022 is reported using the CECL method and the allowance for loan losses in 2021 is reported using the incurred loss method.

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $6.8 million as of September 30, 2022 and $4.9 million as of December 31, 2021. Net loans include unamortized net discounts on acquired loans of $534,000 and $751,000 as of September 30, 2022 and December 31, 2021, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $8.3 million and $6.3 million as of September 30, 2022 and December 31, 2021, respectively.

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington, near our newest loan production office in Vancouver, Washington, or near our loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota,  Nevada, and recently, Texas, Utah, Massachusetts, and Montana.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At September 30, 2022, the Bank held approximately $786.8 million in loans that are pledged as collateral for FHLB advances, compared to approximately $761.6 million at December 31, 2021. The Bank held approximately $524.3 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (“FRB”) line of credit at September 30, 2022, compared to approximately $428.7 million at December 31, 2021.

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

Consumer Loans

Indirect Home Improvement. Fixture secured loans for home improvement are originated by the Company through its network of home improvement contractors and dealers and are secured by the personal property installed in, on, or at the borrower’s real property, and may be perfected with a UCC-2 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, spas, and other home fixture installations, including solar related home improvement projects.

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

The following tables detail activity in the allowance for credit losses on loans by loan categories at or for the three and nine months ended September 30, 2022 and in the allowance for loan losses under the incurred loss methodology for the three and nine months ended September 30, 2021:

	At or For the Three Months Ended September 30, 2022
	Real		Commercial
ALLOWANCE FOR CREDIT LOSSES ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$11,512	$10,605	$2,850	$—	$24,967
(Recapture) provision for credit losses on loans	(213)	1,193	1,042	—	2,022
Loans charged-off	—	(924)	—	—	(924)
Recoveries	—	361	—	—	361
Total ending allowance balance	$11,299	$11,235	$3,892	$—	$26,426

	At or For the Three Months Ended September 30, 2021
	Real		Commercial
ALLOWANCE FOR LOAN LOSSES	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$14,308	$7,023	$5,674	$229	$27,234
Provision (recapture) for loan losses	124	(2,315)	620	1,571	—
Loans charged-off	—	(428)	—	—	(428)
Recoveries	—	119	—	—	119
Total ending allowance balance	$14,432	$4,399	$6,294	$1,800	$26,925
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$243	$991	$—	$1,234
Loans collectively evaluated for impairment	14,432	4,156	5,303	1,800	25,691
Ending balance	$14,432	$4,399	$6,294	$1,800	$26,925
LOANS RECEIVABLE
Loans individually evaluated for impairment	$755	$694	$4,487	$—	$5,936
Loans collectively evaluated for impairment	1,037,492	410,400	251,140	—	1,699,032
Ending balance	$1,038,247	$411,094	$255,627	$—	$1,704,968

	At or For the Nine Months Ended September 30, 2022
	Real		Commercial
ALLOWANCE FOR CREDIT LOSSES ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance, prior to adoption of ASC 326	$14,798	$4,280	$6,536	$21	$25,635
Impact of adopting ASC 326	(5,234)	6,078	(3,682)	(21)	(2,859)
Provision for credit losses on loans	1,735	1,720	1,038	—	4,493
Loans charged-off	—	(1,744)	—	—	(1,744)
Recoveries	—	901	—	—	901
Total ending allowance balance	$11,299	$11,235	$3,892	$—	$26,426

	At or For the Nine Months Ended September 30, 2021
	Real		Commercial
ALLOWANCE FOR LOAN LOSSES	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$13,846	$6,696	$4,939	$691	$26,172
Provision (recapture) for loan losses	586	(1,588)	1,393	1,109	1,500
Loans charged-off	—	(1,280)	(38)	—	(1,318)
Recoveries	—	571	—	—	571
Total ending allowance balance	$14,432	$4,399	$6,294	$1,800	$26,925
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$243	$991	$—	$1,234
Loans collectively evaluated for impairment	14,432	4,156	5,303	1,800	25,691
Ending balance	$14,432	$4,399	$6,294	$1,800	$26,925
LOANS RECEIVABLE
Loans individually evaluated for impairment	$755	$694	$4,487	$—	$5,936
Loans collectively evaluated for impairment	1,037,492	410,400	251,140	—	1,699,032
Ending balance	$1,038,247	$411,094	$255,627	$—	$1,704,968

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

Troubled Debt Restructured Loans

The Company had two TDR loans on nonaccrual totaling $3.8 million at September 30, 2022, compared to none at December 31, 2021. The two nonaccrual loans at September 30, 2022, consisted of commercial business loans. The Company had no commitments to lend additional funds on these restructured loans.

TDRs were the result of interest rate modifications and extended payment terms. The Company has not forgiven any principal on these loans.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and nine months ended September 30, 2022 and 2021.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at September 30, 2022 and December 31, 2021:

	September 30, 2022
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$310,923	$310,923	$—
Construction and development	—	—	—	—	335,177	335,177	—
Home equity	—	37	147	184	53,497	53,681	178
One-to-four-family	—	—	379	379	428,817	429,196	841
Multi-family	—	—	—	—	223,712	223,712	—
Total real estate loans	—	37	526	563	1,352,126	1,352,689	1,019
CONSUMER LOANS
Indirect home improvement	1,082	443	262	1,787	445,675	447,462	621
Marine	83	135	—	218	67,888	68,106	181
Other consumer	19	5	—	24	2,963	2,987	—
Total consumer loans	1,184	583	262	2,029	516,526	518,555	802
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	2,617	2,617	208,392	211,009	6,420
Warehouse lending	—	—	—	—	28,102	28,102	—
Total commercial business loans	—	—	2,617	2,617	236,494	239,111	6,420
Total loans	$1,184	$620	$3,405	$5,209	$2,105,146	$2,110,355	$8,241

	December 31, 2021
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual
Commercial	$—	$—	$—	$—	$264,429	$264,429	$—
Construction and development	—	—	—	—	240,553	240,553	—
Home equity	—	—	179	179	40,838	41,017	301
One-to-four-family	593	264	480	1,337	364,809	366,146	480
Multi-family	—	—	—	—	178,158	178,158	—
Total real estate loans	593	264	659	1,516	1,088,787	1,090,303	781
CONSUMER LOANS
Indirect home improvement	1,047	280	295	1,622	334,663	336,285	554
Marine	119	—	—	119	82,659	82,778	57
Other consumer	11	2	18	31	2,949	2,980	18
Total consumer loans	1,177	282	313	1,772	420,271	422,043	629
COMMERCIAL BUSINESS LOANS
Commercial and industrial	791	—	—	791	207,761	208,552	4,419
Warehouse lending	—	—	—	—	33,277	33,277	—
Total commercial business loans	791	—	—	791	241,038	241,829	4,419
Total loans	$2,561	$546	$972	$4,079	$1,750,096	$1,754,175	$5,829

There were no loans 90 days or more past due and still accruing interest at both September 30, 2022 and December 31, 2021.

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

The following table provides additional information on impaired loans with and without allowance reserves at December 31, 2021. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees:

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

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received for the three  and nine months ended September 30, 2021:

	At or For the Three Months Ended
	September 30, 2021
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized
Home equity	$455	$12
One-to-four-family	488	3
	943	15
WITH RELATED ALLOWANCE RECORDED
Consumer loans:
Indirect	554	12
Marine	85	2
Other consumer	2	—
Commercial business loans:
Commercial and industrial	4,487	86
	5,128	100
Total	$6,071	$115

	At or For the Nine Months Ended
	September 30, 2021
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized
Construction and development	$1,028	$—
Home equity	538	21
One-to-four-family	559	9
	2,125	30
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
One-to-four-family	27	—
Consumer loans:
Indirect	670	34
Marine	74	5
Other consumer	8	1
Commercial business loans:
Commercial and industrial	4,884	191
	5,663	231
Total	$7,788	$261

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

The following tables summarize risk rated loan balances by category as of September 30, 2022.  Revolving loans that are converted to term loans are presented by year of origination.  Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2022
REAL ESTATE LOANS	Term Loans by Year of Origination
Commercial	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans
Pass	$66,350	$76,834	$44,759	$39,148	$14,911	$60,167	$—	$302,169
Watch	—	—	2,071	—	—	—	128	2,199
Special mention	—	—	—	2,127	—	898	—	3,025
Substandard	—	—	—	—	586	2,944	—	3,530
Total commercial	$66,350	$76,834	$46,830	$41,275	$15,497	$64,009	$128	$310,923
Construction and development
Pass	151,853	133,335	29,720	19,823	—	446	—	335,177
Total construction and development	$151,853	$133,335	$29,720	$19,823	$—	$446	$—	$335,177
Home equity
Pass	5,339	1,707	7,082	11	1,238	1,680	36,446	53,503
Substandard	—	—	—	—	13	165	—	178
Total home equity	$5,339	$1,707	$7,082	$11	$1,251	$1,845	$36,446	$53,681
One-to-four-family
Pass	121,163	133,680	81,292	32,264	16,307	41,699	—	426,405
Special mention	—	—	—	—	1,950	—	—	1,950
Substandard	—	—	—	—	—	841	—	841
Total one-to-four-family	$121,163	$133,680	$81,292	$32,264	$18,257	$42,540	$—	$429,196
Multi-family
Pass	33,930	63,549	48,598	48,080	4,206	25,349	—	223,712
Total multi-family	$33,930	$63,549	$48,598	$48,080	$4,206	$25,349	$—	$223,712
Total real estate loans	$378,635	$409,105	$213,522	$141,453	$39,211	$134,189	$36,574	$1,352,689

	September 30, 2022
CONSUMER LOANS	Term Loans by Year of Origination
Indirect home improvement	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans
Pass	$188,174	$131,661	$50,247	$33,222	$19,452	$24,076	$9	$446,841
Substandard	82	124	59	119	95	142	—	621
Total indirect home improvement	$188,256	$131,785	$50,306	$33,341	$19,547	$24,218	$9	$447,462
Marine
Pass	23,491	12,123	15,693	6,745	5,830	4,043	—	67,925
Substandard	125	—	—	—	—	56	—	181
Total marine	$23,616	$12,123	$15,693	$6,745	$5,830	$4,099	$—	$68,106
Other consumer
Pass	652	779	128	40	34	148	1,206	2,987
Total other consumer	$652	$779	$128	$40	$34	$148	$1,206	$2,987
Total consumer loans	$212,524	$144,687	$66,127	$40,126	$25,411	$28,465	$1,215	$518,555

COMMERCIAL	September 30, 2022
BUSINESS LOANS	Term Loans by Year of Origination
Commercial and industrial	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans
Pass	$19,348	$24,348	$15,714	$3,940	$3,530	$8,029	$114,581	$189,490
Watch	—	13	3,073	—	—	205	5,460	8,751
Special mention	—	—	—	667	14	44	773	1,498
Substandard	—	1,595	1,606	2,295	187	4,379	1,208	11,270
Total commercial and industrial	$19,348	$25,956	$20,393	$6,902	$3,731	$12,657	$122,022	$211,009
Warehouse lending
Pass	—	—	—	—	—	—	28,101	28,101
Watch	—	—	—	—	—	—	1	1
Total warehouse lending	$—	$—	$—	$—	$—	$—	$28,102	$28,102
Total commercial business loans	$19,348	$25,956	$20,393	$6,902	$3,731	$12,657	$150,124	$239,111

TOTAL LOANS RECEIVABLE, GROSS
Pass	$610,300	$578,016	$293,233	$183,273	$65,508	$165,637	$180,343	$2,076,310
Watch	—	13	5,144	—	—	205	5,589	10,951
Special mention	—	—	—	2,794	1,964	942	773	6,473
Substandard	207	1,719	1,665	2,414	881	8,527	1,208	16,621
Total loans receivable, gross	$610,507	$579,748	$300,042	$188,481	$68,353	$175,311	$187,913	$2,110,355

The following  table summarizes risk rated loan balances by category as of December 31, 2021:

	December 31, 2021
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$253,092	$4,652	$5,769	$916	$—	$—	$264,429
Construction and development	240,553	—	—	—	—	—	240,553
Home equity	40,716	—	—	301	—	—	41,017
One-to-four-family	363,682	—	—	2,464	—	—	366,146
Multi-family	178,158	—	—	—	—	—	178,158
Total real estate loans	1,076,201	4,652	5,769	3,681	—	—	1,090,303
CONSUMER LOANS
Indirect home improvement	335,731	—	—	554	—	—	336,285
Marine	82,721	—	—	57	—	—	82,778
Other consumer	2,962	—	—	18	—	—	2,980
Total consumer loans	421,414	—	—	629	—	—	422,043
COMMERCIAL BUSINESS LOANS
Commercial and industrial	188,767	4,182	1,829	13,774	—	—	208,552
Warehouse lending	33,277	—	—	—	—	—	33,277
Total commercial business loans	222,044	4,182	1,829	13,774	—	—	241,829
Total loans receivable, gross	$1,719,659	$8,834	$7,598	$18,084	$—	$—	$1,754,175

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing interest as of September 30, 2022:

	September 30, 2022
	Nonaccrual with No	Nonaccrual with		90-Days or More
	Allowance for Credit	Allowance for Credit	Total	Past Due and Still
REAL ESTATE LOANS	Losses	Losses	Nonaccrual	Accruing Interest
Home equity	$178	$—	$178	$—
One-to-four-family	841	—	841	—
	1,019	—	1,019	—
CONSUMER LOANS
Indirect home improvement	—	621	621	—
Marine	—	181	181	—
	—	802	802	—
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	6,420	6,420	—

Total	$1,019	$7,222	$8,241	$—

The Company recognized interest income on nonaccrual loans of $144,000 and $115,000 during the three months ended September 30, 2022 and 2021, respectively and $370,000 and $261,000 during the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of September 30, 2022:

	September 30, 2022

REAL ESTATE LOANS	Real Estate	Equipment	Total
Home equity	$178	$—	$178
One-to-four-family	841	—	841
	1,019	—	1,019
CONSUMER LOANS
Indirect home improvement	—	621	621
Marine	—	181	181
	—	802	802
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	6,420	6,420

Total	$1,019	$7,222	$8,241

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $2.80 billion and $2.61 billion at September 30, 2022 and December 31, 2021, respectively.

The following tables summarize servicing rights activity at or for the dates indicated:

	At or For the Three Months Ended
	September 30,
	2022	2021
Beginning balance, at the lower of cost or fair value	$18,516	$16,356
Additions	925	1,967
Servicing rights amortized	(971)	(1,837)
Recovery of servicing rights	—	11
Ending balance, at the lower of cost or fair value	$18,470	$16,497

	At or For the Nine Months Ended
	September 30,
	2022	2021
Beginning balance, at the lower of cost or fair value	$16,970	$12,595
Additions	4,935	7,567
Servicing rights amortized	(3,436)	(5,722)
Recovery of servicing rights	1	2,057
Ending balance, at the lower of cost or fair value	$18,470	$16,497

The fair value of the servicing rights’ assets was $36.5 million and $26.1 million at September 30, 2022 and December 31, 2021, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of mortgage servicing rights (“MSR”) at the dates indicated:

	At September 30,	At December 31,
Key assumptions:	2022	2021
Weighted average discount rate	9.1%	9.1%
Conditional prepayment rate (“CPR”)	8.2%	13.8%
Weighted average life in years	7.9	5.9

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan.  The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at September 30, 2022 and December 31, 2021:

		September 30, 2022	December 31, 2021
Aggregate portfolio principal balance		$2,797,326	$2,609,776
Weighted average rate of note		3.3%	3.2%

At September 30, 2022	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.2%	8.4%	8.9%
Fair value MSR	$36,457	$36,085	$35,398
Percentage of MSR	1.3%	1.3%	1.3%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$36,457	$35,653	$34,881
Percentage of MSR	1.3%	1.3%	1.2%

At December 31, 2021	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	13.8%	20.0%	31.5%
Fair value MSR	$26,070	$21,188	$15,348
Percentage of MSR	1.0%	0.8%	0.6%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$26,070	$25,586	$25,119
Percentage of MSR	1.0%	1.0%	1.0%

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSR is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on the fair value of MSR. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance, however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of the fair value of MSR is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different time.

The Company recorded $1.8 million and $1.7 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended September 30, 2022 and 2021, respectively, and $5.3 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively.  The income, net of MSR amortization, is reported in noninterest income on the Consolidated Statements of Income.

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

The Company’s predominant derivative and hedging activities involve interest rate swaps related to certain borrowings, brokered deposits, investment securities, forward sales contracts, and commitments to extend credit associated with mortgage banking activities. Generally, these instruments help the Company manage exposure to market risk. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.

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

The Bank expects that approximately $3.3 million will be reclassified from accumulated other comprehensive income (“AOCI”) as a decrease to interest expense over the next 12 months related to these cash flow hedges.

Fair Value Hedges

The Company is exposed to changes in the fair value of certain of its pools of prepayable fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate (“SOFR”). Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

At September 30, 2022, the following amounts recorded in investment securities on the Consolidated Balance Sheets related to cumulative-basis adjustment for fair value hedges.  The Company had no fair value hedges at December 31, 2021.

	September 30, 2022
		Cumulative Amount of Fair Value
Line item in the statement of financial		Hedging Adjustment Included in
position in which the hedged Item is	Carrying Amount of the	the Carrying Amount of the
included	Hedged Assets/(Liabilities)	Hedged Assets/(Liabilities)
Investment securities (1)	$55,684	$4,316
Total	$55,684	$4,316
(1)	These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $250.2 million; the cumulative basis adjustments associated with these hedging relationships was $4.3 million; and the amounts of the designated hedged items was $60.0 million.

The following tables summarize the Bank’s derivative instruments at the dates indicated. The Bank has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as other assets and other liabilities, respectively, on the Consolidated Balance Sheets, as follows:

	September 30, 2022
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits and borrowings	$90,000	$6,117	$—
Fair value hedges:
Interest rate swaps - securities	$60,000	$4,301	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	23,766	—	172
Mandatory and best effort forward commitments with investors	6,845	294	—
Forward TBA mortgage-backed securities	33,000	1,154	—

	December 31, 2021
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits and borrowings	$90,000	$1,168	$155
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	71,890	757	—
Mandatory and best effort forward commitments with investors	74,375	808	—
Forward TBA mortgage-backed securities	111,000	53	—

The following tables summarize the effect of fair value and cash flow hedge accounting recognized in interest income and interest expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Interest Expense Deposits	Interest Income Securities	Interest Expense Deposits	Interest Income Securities
Total amounts presented on the Consolidated Statements of Income	$2,596	$1,741	$1,629	$1,487
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$—	$(3,383)	$—	$—
Recognized on derivatives designated as hedging instruments	—	3,313	—	—
Net income (expense) recognized on fair value hedges	$—	$(70)	$—	$—
Net gain (loss) on cash flow hedging relationships
Interest rate swaps - brokered deposits and borrowings
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$278	$—	$(135)	$—
Net income (expense) recognized on cash flow hedges	$278	$—	$(135)	$—

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
	Interest Expense Deposits	Interest Income Securities	Interest Expense Deposits	Interest Income Securities
Total amounts presented on the Consolidated Statements of Income	$5,438	$4,990	$5,481	$4,050
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$—	$(4,316)	$—	$—
Recognized on derivatives designated as hedging instruments	—	4,144	—	—
Net income (expense) recognized on fair value hedges	$—	$(172)	$—	$—
Net gain (loss) on cash flow hedging relationships
Interest rate swaps - brokered deposits and borrowings
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$232	$—	$(373)	$—
Net income (expense) recognized on cash flow hedges	$232	$—	$(373)	$—

Changes in the fair value of the nonhedging derivatives recognized in noninterest income on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $34,000 and net losses of $402,000 for the three months ended September 30, 2022 and 2021, respectively, and net losses of $1.7 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively.

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2022 and December 31, 2021 is presented in the following tables:

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Statement of Financial Position
Offsetting of derivative assets	of Recognized	Statement of	Statement of	Financial	Cash Collateral
at September 30, 2022	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
Interest rate swaps	$10,418	$—	$10,418	$—	$—	$10,418

at December 31, 2021
Interest rate swaps	$1,168	$—	$1,168	$—	$—	$1,168

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Liabilities	in the Statement of Financial Position
Offsetting of derivative liabilities	of Recognized	Statement of	Presented in the Statement	Financial	Cash Collateral
at September 30, 2022	Liabilities	Financial Position	of Financial Position	Instruments	Posted	Net Amount
Interest rate swaps	$—	$—	$—	$—	$—	$—

at December 31, 2021
Interest rate swaps	$155	$—	$155	$—	$155	$—

Credit-risk-related Contingent Features

The Company has interest rate swap agreements with certain of its derivative counterparties that contain a provision where if the Company either defaults or fails to maintain its status as a well / adequately capitalized institution, then the Company could be required to terminate the contracts or post additional collateral.   At September 30, 2022, the Company had no derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of securities with a carrying value of $2.8 million and cash of $680,000 to secure interest rate swap agreements at September 30, 2022. The Company had posted cash of $170,000 as collateral, for TBA trades with counterparties at that date.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 6 - LEASES

The Company has operating leases for retail bank branches, home lending branches, and certain equipment. The Company’s leases have remaining lease terms of two months to seven years and nine months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended	Three Months Ended
Lease cost:	September 30, 2022	September 30, 2021
Operating lease cost	$350	$353
Short-term lease cost	8	2
Total lease cost	$358	$355

	Nine Months Ended	Nine Months Ended
Lease cost:	September 30, 2022	September 30, 2021
Operating lease cost	$1,041	$1,063
Short-term lease cost	16	3
Total lease cost	$1,057	$1,066

The following tables provide supplemental information related to operating leases at or for the three and nine months ended September 30, 2022 and 2021:

	At or For the		At or For the
Cash paid for amounts included in the	Three Months Ended		Three Months Ended
measurement of lease liabilities:	September 30, 2022		September 30, 2021
Operating cash flows from operating leases	$360		$329
Weighted average remaining lease term- operating leases	4.7	years	4.9	years
Weighted average discount rate- operating leases	2.41%		2.18%

	At or For the		At or For the
Cash paid for amounts included in the	Nine Months Ended		Nine Months Ended
measurement of lease liabilities:	September 30, 2022		September 30, 2021
Operating cash flows from operating leases	$1,063		$1,058
Weighted average remaining lease term- operating leases	4.7	years	4.9	years
Weighted average discount rate- operating leases	2.41%		2.18%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at September 30, 2022 for future periods are as follows:

2022	$420
2023	1,512
2024	1,462
2025	1,152
2026	1,030
Thereafter	1,996
Total lease payments	7,572
Less imputed interest	(736)
Total	$6,836

NOTE 7 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and nine months ended September 30, 2022 and 2021:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$145	$—	$—	$90
Additions	—	—	145	—
Gross proceeds from sale of OREO	—	—	—	(81)
Loss on sale of OREO	—	—	—	(9)
Ending balance	$145	$—	$145	$—

There was one OREO property at September 30, 2022 and none at September 30, 2021.  There were $10,000 in OREO holding costs for the three and nine months ended September 30, 2022 and none for the three and nine months ended September 30, 2021.

There was $526,000 in portfolio mortgage loans collateralized by residential real estate property in the process of foreclosure at September 30, 2022.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Noninterest-bearing checking (4)	$555,753	$564,360
Interest-bearing checking (1)(4)	147,968	228,024
Savings	143,612	193,922
Money market (2)	659,861	552,357
Certificates of deposit less than $100,000 (3)	345,227	186,974
Certificates of deposit of $100,000 through $250,000	133,429	116,206
Certificates of deposit of $250,000 and over	71,629	57,512
Escrow accounts related to mortgages serviced	25,859	16,389
Total	$2,083,338	$1,915,744
(1)	Includes $1.2 million and $90.0 million of brokered deposits at September 30, 2022 and December 31, 2021, respectively.
(2)	Includes $66.8 million and $5.0 million of brokered deposits at September 30, 2022 and December 31, 2021, respectively.
(3)	Includes $256.6 million and $97.6 million of brokered deposits at September 30, 2022 and December 31, 2021, respectively.
(4)	Prior presentation of interest-bearing checking balances was revised due to misclassification of certain checking products in previous periods. As a result of the misclassification, interest-bearing checking balances totaling $121.2 million as of December 31, 2021, were reclassified to noninterest-bearing checking for comparative purposes. Balances as of the dates and average values included herein have been updated to reflect the reclassification.

Scheduled maturities of time deposits at September 30, 2022 for future periods ending are as follows:

At September 30, 2022
Maturing in 2022	$137,460
Maturing in 2023	210,943
Maturing in 2024	54,019
Maturing in 2025	111,811
Maturing in 2026	18,439
Thereafter	17,613
Total	$550,285

Interest expense by deposit category for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest-bearing checking	$100	$56	$353	$154
Savings and money market	1,303	348	2,397	1,232
Certificates of deposit	1,193	1,225	2,688	4,095
Total	$2,596	$1,629	$5,438	$5,481

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

The following table provides a summary of the Company’s commitments at September 30, 2022 and December 31, 2021:

COMMITMENTS TO EXTEND CREDIT	September 30,	December 31,
REAL ESTATE LOANS	2022	2021
Commercial	$1,634	$787
Construction and development	245,139	182,297
One-to-four-family (includes locks for saleable loans)	43,191	78,264
Home equity	79,283	67,596
Multi-family	2,992	3,434
Total real estate loans	372,239	332,378
CONSUMER LOANS	42,289	35,873
COMMERCIAL BUSINESS LOANS
Commercial and industrial	143,881	126,220
Warehouse lending	70,351	64,160
Total commercial business loans	214,232	190,380
Total commitments to extend credit	$628,760	$558,631

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL - unfunded loan commitments at September 30, 2022 and reserves for estimated losses from unfunded commitments at December 31, 2021 was $3.1 million and $499,000, respectively. The increase in the ACL - unfunded loan commitments reflects the adoption of CECL, as well as the increased provision for credit losses - unfunded loan commitments recorded during the current quarter.  One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated reserve.  The Company’s derivative positions are presented with discussion in “Note 5 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through September 30, 2022, total loans sold to the FHLB were $10.2 million with the FLA totaling $938,000 and the CE obligation at $811,000 or 7.9% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $81,000, which is a part of the off-balance sheet holdback for loans sold. At both September 30, 2022 and December 31, 2021, there were no loans sold to the FHLB of Des Moines that were greater than 30 days past their contractual payment due date.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.3 million and $2.7 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2022 and December 31, 2021, respectively, which is included in other liabilities on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at September 30, 2022.

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

Loans Receivable - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable-rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment.  As of September 30, 2022 and December 31, 2021, there were $14.2 million and $16.1 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment.  The aggregate unpaid principal balance of these loans was $16.0 million and $16.1 million as of September 30, 2022 and December 31, 2021, respectively.  Gains and losses from changes in fair value for these loans are reported in earnings as a component of service charges and fee income on the Consolidated Statements of Income.  For the three and nine months ended September 30, 2022, the Company recorded net decreases in fair value of $816,000 and $1.8 million, as compared to net decreases in fair value of $19,000 and $55,000 for the three and nine months ended September 30, 2021, respectively.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

Loans Individually Evaluated - Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Bank determines that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Bank measures the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Bank’s assessment as of the reporting date. In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Bank will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable) at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off by the subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported (Level 3).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At September 30, 2022
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,137	$—	$18,137
Corporate securities	—	8,616	—	8,616
Municipal bonds	—	116,644	—	116,644
Mortgage-backed securities	—	71,077	—	71,077
U.S. Small Business Administration securities	—	13,468	—	13,468
Mortgage loans held for sale, at fair value	—	23,447	—	23,447
Loans receivable, at fair value	—	14,198	—	14,198
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	294	294
Forward TBA mortgage-backed securities	—	1,154	—	1,154
Interest rate swaps	—	10,418	—	10,418
Total assets measured at fair value	$—	$277,159	$294	$277,453
Financial Liabilities
Derivatives:
Interest rate lock commitments with customers	—	—	(172)	(172)
Total liabilities measured at fair value	$—	$—	$(172)	$(172)

Financial Assets	At December 31, 2021
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$20,970	$—	$20,970
Corporate securities	—	7,995	1,007	9,002
Municipal bonds	—	135,302	131	135,433
Mortgage-backed securities	—	89,402	—	89,402
U.S. Small Business Administration securities	—	16,552	—	16,552
Mortgage loans held for sale, at fair value	—	125,810	—	125,810
Loans receivable, at fair value	—	16,083	—	16,083
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	808	808
Forward TBA mortgage-backed securities	—	53	—	53
Interest rate swaps	—	1,168	—	1,168
Interest rate lock commitments with customers	—	—	757	757
Total assets measured at fair value	$—	$413,335	$2,703	$416,038
Financial Liabilities
Derivatives:
Interest rate swaps	—	(155)	—	(155)
Total liabilities measured at fair value	$—	$(155)	$—	$(155)

The following tables present loans individually evaluated, OREO, and servicing rights measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$8,241	$8,241
OREO	—	—	145	145
Servicing rights	—	—	36,457	36,457

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$5,829	$5,829
Servicing rights	—	—	26,070	26,070

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at September 30, 2022 and December 31, 2021:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		September 30,	December 31,
Instruments	Techniques	Inputs	Range	2022	2021
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	97.3%	93.3%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	97.3%	93.3%
NONRECURRING
Loans individually evaluated	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
Servicing rights	Industry sources	Pre-payment speeds	0% - 50%	8.2%	13.8%

The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments.  An increase or decrease in the pull-through rate would have a corresponding positive or negative fair value adjustment.

The following tables provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2022 and 2021:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2022	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$184	$472	$(828)	$(172)	$(356)	$—
Individual forward sale commitments with investors	518	899	(1,123)	294	(224)	—
September 30, 2021
Interest rate lock commitments with customers	$2,106	$4,920	$(5,855)	$1,171	$(935)	$—
Individual forward sale commitments with investors	(553)	1,081	30	558	1,111	—

		Purchases			Net change in	Net change in
Nine Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2022	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$757	$2,589	$(3,518)	$(172)	$(929)	$—
Individual forward sale commitments with investors	808	5,972	(6,486)	294	(514)	—
September 30, 2021
Interest rate lock commitments with customers	$4,024	$19,780	$(22,633)	$1,171	$(2,853)	$—
Individual forward sale commitments with investors	(67)	534	91	558	625	—

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

The following table provides estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021, whether or not recognized at fair value on the Consolidated Balance Sheets:

	September 30,		December 31,
	2022		2021
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$159,797	$159,797	$26,491	$26,491
Certificates of deposit at other financial institutions	4,960	4,960	10,542	10,542
Level 2 inputs:
Securities available-for-sale, at fair value	227,942	227,942	271,359	271,359
Securities held-to-maturity	8,500	7,950	7,500	8,128
Loans held for sale, at fair value	23,447	23,447	125,810	125,810
FHLB stock, at cost	13,591	13,591	4,778	4,778
Forward TBA mortgage-backed securities	1,154	1,154	53	53
Loans receivable, at fair value	14,198	14,198	16,083	16,083
Interest rate swaps	10,418	10,418	1,168	1,168
Accrued interest receivable	10,407	10,407	7,594	7,594
Level 3 inputs:
Loans receivable, gross	2,096,157	2,030,648	1,738,092	1,725,651
Servicing rights, held at lower of cost or fair value	18,470	36,457	16,970	26,070
Fair value interest rate locks with customers	—	—	757	757
Mandatory and best effort forward commitments with investors	294	294	808	808
Financial Liabilities
Level 2 inputs:
Deposits	2,083,338	2,060,539	1,915,744	1,912,498
Borrowings	260,828	260,058	42,528	43,365
Subordinated notes, excluding unamortized debt issuance costs	50,000	44,500	50,000	51,688
Accrued interest payable	1,200	1,200	766	766
Interest rate swaps	—	—	155	155
Level 3 inputs:
Fair value interest rate locks with customers	172	172	—	—

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

All ESOP shares have been allocated as of December 31, 2021.  Compensation expense related to the ESOP was $0 for both the three and nine months ended September 30, 2022, and $439,000 and $1.3 million, for the three and nine months ended September 30, 2021, respectively.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the three and nine months ended September 30, 2022 and 2021:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator (in thousands):	2022	2021	2022	2021
Net income	$8,458	$8,331	$22,027	$28,763
Dividends and undistributed earnings allocated to participating securities	(153)	(138)	(414)	(463)
Net income available to common shareholders	$8,305	$8,193	$21,613	$28,300
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,605,360	8,129,524	7,800,390	8,256,523
Dilutive shares	102,402	240,551	122,456	297,628
Diluted weighted average common shares outstanding	7,707,762	8,370,075	7,922,846	8,554,151
Basic earnings per share	$1.09	$1.01	$2.77	$3.43
Diluted earnings per share	$1.08	$0.98	$2.73	$3.31
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive	84,540	23,067	62,544	7,774

NOTE 13 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company.  At September 30, 2022, there were 342,096 stock option awards and 109,410 RSAs available to be granted under the 2018 Plan.

Total share-based compensation expense was $499,000 and $1.4 million for the three and nine months ended September 30, 2022, respectively, and $402,000 and $995,000 for the three and nine months ended September 30, 2021, respectively.

Stock Options

The 2018 Plan consists of stock option awards that may be granted as incentive stock options or nonqualified stock options.  Stock option awards generally vest at one year or three years for independent directors or over a five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting, 5.75 years for two-year vesting, 6.0 years for three-year vesting, and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the nine months ended September 30, 2022 (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2022	613,626	$25.24	7.17	$5,362,902
Granted	99,200	$30.94	—	—
Less exercised	43,048	$16.17	—	$635,646
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2022	669,778	$26.67	7.00	$2,106,211

Expected to vest, assuming a 0.31% annual forfeiture rate (1)	649,479	$26.58	6.94	$2,077,145

Exercisable at September 30, 2022	334,767	$24.21	5.61	$1,573,345
(1)	Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At September 30, 2022, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.4 years.

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

The following table presents a summary of the Company’s nonvested awards during the nine months ended September 30, 2022 (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2022	121,672	$28.02
Granted	35,050	—
Less vested	38,192	28.12
Forfeited or expired	—	—
Nonvested at September 30, 2022	118,530	$28.85

At September 30, 2022, there was $3.3 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.4 years.

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

As of September 30, 2022, the Company opted to discontinue the community bank leverage ratio (“CBLR”) framework and return to the former risk-based capital adequacy framework to be well capitalized under prompt corrective action provisions.  The CBLR calculated for the Bank at December 31, 2021 was 12.2%.   At December 31, 2021, the Bank was considered well capitalized under the CBLR framework with Tier 1 capital of $270.8 million and a minimum Tier 1 capital requirement of $189.3 million.

Under the risk-based capital adequacy framework, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 total capital (as defined) and common equity Tier 1 (“CET 1”) capital to risk-weighted assets (as defined).

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At September 30, 2022, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at September 30, 2022, that the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at September 30, 2022 to their minimum regulatory capital requirements and well capitalized regulatory capital at that date (dollars in thousands):

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At September 30, 2022
Total risk-based capital
(to risk-weighted assets)	$316,916	13.73%	$184,670	8.00%		$242,380	10.50%	$230,838	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$288,053	12.48%	$138,503	6.00%		$196,212	8.50%	$184,670	8.00%
Tier 1 leverage capital
(to average assets)	$288,053	11.54%	$99,810	4.00%	$	N/A	N/A	$124,763	5.00%
CET 1 capital
(to risk-weighted assets)	$288,053	12.48%	$103,877	4.50%		$161,587	7.00%	$150,045	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2022, the Bank’s capital conservation buffer was 2.5%.

FS Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2022, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for FS Bancorp, Inc. at September 30, 2022 were 9.8% for Tier 1 leverage-based capital, 10.6% for Tier 1 risk-based capital, 14.0% for total risk-based capital, and 10.6% for CET 1 capital ratio.  The Tier 1 leverage-based capital ratio calculated for FS Bancorp, Inc. at December 31, 2021 was 10.8% under the CBLR framework.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At September 30, 2022, the Company’s retail deposit branch network consisted of 21 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three and nine months ended September 30, 2022 and 2021:

	At or For the Three Months Ended September 30, 2022
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$24,620	$2,907	$27,527
(Provision) benefit for credit losses (2)	(1,811)	93	(1,718)
Noninterest income	3,314	867	4,181
Noninterest expense	(14,471)	(4,867)	(19,338)
Income (loss) before (provision) benefit for income taxes	11,652	(1,000)	10,652
(Provision) benefit for income taxes	(2,400)	206	(2,194)
Net income (loss)	$9,252	$(794)	$8,458
Total average assets for period ended	$2,072,614	$427,368	$2,499,982
Full-time employees ("FTEs")	389	140	529

	At or For the Three Months Ended September 30, 2021
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$20,377	$2,278	$22,655
(Provision) benefit for loan losses (2)	(1,986)	1,986	—
Noninterest income	1,959	6,439	8,398
Noninterest expense	(14,404)	(5,612)	(20,016)
Income before provision for income taxes	5,946	5,091	11,037
Provision for income taxes	(1,462)	(1,244)	(2,706)
Net income	$4,484	$3,847	$8,331
Total average assets for period ended	$1,799,890	$417,763	$2,217,653
FTEs	373	154	527

	At or For the Nine Months Ended September 30, 2022
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$66,983	$7,995	$74,978
Provision for loan losses (2)	(3,727)	(905)	(4,632)
Noninterest income	7,944	6,468	14,412
Noninterest expense	(42,878)	(14,456)	(57,334)
Income (loss) before provision for income taxes	28,322	(898)	27,424
(Provision) benefit for income taxes	(5,583)	186	(5,397)
Net income (loss)	$22,739	$(712)	$22,027
Total average assets for period ended	$1,972,376	$403,990	$2,376,366
FTEs	389	140	529

	At or For the Nine Months Ended September 30, 2021
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$57,829	$6,146	$63,975
(Provision) benefit for loan losses (2)	(3,045)	1,545	(1,500)
Noninterest income	6,546	23,072	29,618
Noninterest expense	(41,151)	(14,132)	(55,283)
Income before provision for income taxes	20,179	16,631	36,810
Provision for income taxes	(4,411)	(3,636)	(8,047)
Net income	$15,768	$12,995	$28,763
Total average assets for period ended	$1,771,216	$402,693	$2,173,909
FTEs	373	154	527

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

(2) Provision for credit losses as calculated using the CECL method in 2022 and provision for loan losses as calculated using the previous incurred loss method in 2021.  The change in methodology reflects shifts in allocation between segments due to various changes, to include adjustments to qualitative factors, changes in loan balances, and charge-off and recovery activity.

NOTE 16 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at September 30, 2022 and December 31, 2021, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the purchase of four retail bank branches (“Branch Purchase”) from Bank of America on January 22, 2016.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2021, and determined that no impairment of goodwill existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.  Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of September 30, 2022, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2021, and the nine months ended September 30, 2022.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2020	$7,490	$(2,739)	$4,751
Amortization	—	(691)	(691)
Balance, December 31, 2021	7,490	(3,430)	4,060
Amortization	—	(518)	(518)
Balance, September 30, 2022	$7,490	$(3,948)	$3,542

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”) and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $173,000 and $518,000 for the three and nine months ended September 30, 2022, respectively, and $177,000 and $531,000 for the same periods, respectively, in 2021.

Amortization expense for CDI is expected to be as follows at September 30, 2022:

Remainder of 2022	$173
2023	691
2024	621
2025	525
2026	525
Thereafter	1,007
Total	$3,542

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

All the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2022 and 2021.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Noninterest income	2022	2021	2022	2021
In-scope of Topic 606:
Debit card interchange fees	$575	$585	$1,702	$1,685
Deposit service and account maintenance fees	237	192	678	538
Noninterest income (in-scope of Topic 606)	812	777	2,380	2,223
Noninterest income (out-of-scope of Topic 606)	3,369	7,621	12,032	27,395
Total noninterest income	$4,181	$8,398	$14,412	$29,618

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels; labor shortages, the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war, including Russia’s invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal response to the COVID-19 pandemic, including the possibility of new COVID-19 variants;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our ACLL, and provision for credit losses on loans that may be impacted by deterioration in the housing and commercial real estate markets;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the transition away from LIBOR toward new interest rate benchmarks;
●	increased competitive pressures among financial services companies;
●	our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to control operating costs and expenses;
●	our ability to retain key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry ;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);

●	costs and effects of litigation, including settlements and judgments;
●	disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	inability of key third-party vendors to perform their obligations to us;
●	the effects of natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and
●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products, and services, and other risks described elsewhere in this Form 10-Q and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company additionally offers residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At September 30, 2022 consumer loans represented 24.6% of the Company’s total gross loan portfolio, compared to 24.1% at September 30, 2021.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 108 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, and recently, Texas, Utah, Massachusetts, and Montana with four contractor/dealers responsible for 47.2% of the funded loans dollar volume for the three months ended September 30, 2022. The Company funded $88.4 million, or approximately 4,000 loans during the quarter ended September 30, 2022.

The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Nine Months Ended		For the Year Ended
	September 30, 2022		December 31, 2021
State	Amount	Percent	Amount	Percent
Washington	$81,364	34.6%	$92,125	40.6%
Oregon	52,763	22.4	48,315	21.3
California	43,819	18.7	46,492	20.5
Idaho	18,011	7.7	19,790	8.7
Colorado	11,250	4.8	7,956	3.5
Arizona	3,646	1.5	4,294	1.9
Nevada	3,284	1.4	3,664	1.6
Minnesota	18,999	8.1	4,418	1.9
Texas	138	0.1	—	—
Utah	1,324	0.6	—	—
Massachusetts	86	—	—	—
Montana	193	0.1	—	—
Total fixture secured loans	$234,877	100.0%	$227,054	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $193.7 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $2.7 million through the home lending segment during the three months ended September 30, 2022, of which $142.3 million were sold to investors. Of the loans sold to investors, $76.8 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At September 30, 2022, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $23.4 million, totaled $429.2 million, or 20.3%, of the total gross loan portfolio.

For the three months ended September 30, 2022, there were less one-to-four-family loans originated to finance home purchases due to higher interest rates and decreased refinance activity reflecting less benefit of refinancing with increased market interest rates, compared to the same period in the prior year when refinances surged due to the lowering of market interest rates in response to COVID-19.  Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to eighteen months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term.

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

Another significant influence on the Company’s earnings is fee income from mortgage banking activities. The Company’s earnings are also affected by the provision for credit losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision for credit losses on loans of $2.0 million for the three months ended September 30, 2022, compared to no provision for loan losses for the same period one year ago, primarily due to the increase in total loans receivable and increased reserves on individually evaluated nonaccrual commercial business loans.

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

Allowance for Credit Losses on Loans. The ACLL is the amount estimated by management as necessary to cover expected losses inherent in the loan portfolio at the balance sheet date. The ACLL is established through the provision for loan losses, which is charged to income. A high degree of judgment is necessary when determining the amount of the ACLL. Among the material estimates required to establish the ACLL are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the ACLL at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, reasonable and supportable forecasts, and other factors related to the collectability of the loan portfolio. Although the Company believes that use of the best information available currently establishes the ACLL, future adjustments to the ACLL may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt the methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the ACLL in any given period. Management believes that its systematic methodology continues to be appropriate. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as the Current Expected Credit Loss or CECL model, which was early adopted by the Company and effective January 1, 2022. For additional information on CECL see “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Application of New Accounting Guidance Adopted in 2022” of the Notes to the Consolidated Financial Statements included in Part I. Item 1 of this report.

Servicing Rights. Servicing assets are recognized as separate assets when rights are acquired through the purchase or through the sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, the value of MSR is capitalized during the month of sale. Fair value is based on market prices for comparable mortgage contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses.

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

Derivatives and Hedging Activity. ASC 815, “Derivatives and Hedging,” requires that derivatives of the Company be recorded in the consolidated financial statements at fair value. Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets. Fair values for derivative assets and liabilities are measured on a recurring basis. The Company’s primary use of derivative instruments is related to the mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, TBA mortgage-backed securities trades and option contracts to mitigate the risk of the commitments to extend credit. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded on the Consolidated Statements of Income with offsets to other assets or other liabilities on the Consolidated Balance Sheets.

Derivative instruments not related to mortgage banking activities primarily relate to interest rate swap agreements accounted for as cash flow hedges and fair value hedges. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as cash flow hedges, or fair value hedges of available-for-sale securities, fair value adjustments related to the effective portion are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of cash flow hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax assets of $6.6 million and net deferred tax liabilities of $1.2 million, at September 30, 2022 and December 31, 2021, respectively.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Assets. Total assets increased $365.7 million to $2.65 billion at September 30, 2022, compared to $2.29 billion at December 31, 2021, primarily due to increases in loans receivable, net of $355.4 million, total cash and cash equivalents of $133.3 million, FHLB stock of $8.8 million, other assets of $7.7 million, and deferred tax asset, net of $6.6 million,  partially offset by decreases in loans held for sale of $102.4 million, securities available-for-sale of $43.4 million, and certificates of deposit at other financial institutions of $5.6 million.

Loans receivable, net increased $355.4 million to $2.08 billion at September 30, 2022, from $1.73 billion at December 31, 2021. Total real estate loans increased $262.4 million, including increases in construction and development loans of $94.6 million, one-to-four-family loans of $63.1 million commercial real estate loans of $46.5 million, multi-family loans of $45.6 million, and home equity loans of $12.7 million. Undisbursed construction and development loan commitments increased $62.8 million to $245.1 million at September 30, 2022, as compared to $182.3 million at December 31, 2021. Consumer loans increased $96.5 million, primarily due to an increase of $111.2 million in indirect home improvement loans, partially offset by a decrease of $14.7 million in marine loans, primarily due to the sale of a pool of marine loans (servicing released) totaling $25.6 million during the quarter.  The Company also sold $12.9 million of one-to-four-family portfolio loans during the quarter. Commercial business loans decreased $2.7 million, as a result of a decrease in warehouse lending of $5.2 million, partially offset by an increase in commercial and industrial lending of $2.5 million.

Loans held for sale, consisting of one-to-four-family loans, decreased by $102.4 million, or 81.4%, to $23.4 million at September 30, 2022, from $125.8 million at December 31, 2021. The Company continues to invest in its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations for the nine months ended September 30, 2022, included $512.0 million of loans originated for sale, $176.2 million of portfolio loans including first and second liens, and $9.4 million of loans brokered to other institutions.  The decrease in purchase and refinance activity compared to the same period last year reflects a limited available inventory of homes for sale and increased market interest rates adversely impacting refinance activity.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

(Dollars in thousands)	For the Nine Months Ended		For the Nine Months Ended		Year	Year
	September 30, 2022		September 30, 2021		over Year	over Year
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$549,259	78.7%	$682,181	56.3%	$(132,922)	(19.5)
Refinance	148,335	21.3	529,705	43.7	(381,370)	(72.0)
Total	$697,594	100.0%	$1,211,886	100.0%	$(514,292)	(42.4)

During the nine months ended September 30, 2022, the Company sold $639.0 million of one-to-four-family loans compared to sales of $1.11 billion for the same period one year ago.  Gross margin on home loan sales decreased to 2.85% for the nine months ended September 30, 2022, compared to 4.05% for the nine months ended September 30, 2021.  Gross margin is defined as the margin on loans sold (cash sales) without the impact of deferred costs.

The ACLL was $26.4 million, or 1.25% of gross loans receivable, excluding loans held for sale at September 30, 2022, compared to $25.6 million, or 1.46% of gross loans receivable, excluding loans held for sale at December 31, 2021. The increase was primarily due to an increase in the provision for credit losses on loans of $4.5 million during the period due to loan growth, partially offset by the one-time cumulative-effect adjustment of $2.9 million as of the CECL adoption date.

Loans classified as substandard decreased $1.5 million to $16.6 million at September 30, 2022, compared to $18.1 million at December 31, 2021. The decrease was primarily due to decreases of $2.5 million in commercial and industrial loans and $1.6 million in one-to-four-family loans, partially offset by an increase of $2.6 million in commercial real estate loans. Nonperforming loans, consisting solely of nonaccruing loans 90 days or more past due, increased $2.4 million to $8.2 million at September 30, 2022, from $5.8 million at December 31, 2021, primarily due to a $2.0 million increase in commercial business loans.  The ratio of nonperforming loans to total gross loans was 0.39% at September 30, 2022, compared to 0.33% at December 31, 2021. There was one OREO property in the amount of $145,000 at September 30, 2022, compared to none at December 31, 2021.

Liabilities. Total liabilities increased $392.7 million to $2.43 billion at September 30, 2022, from $2.04 billion at December 31, 2021, primarily due to increases of $218.3 million in borrowings and $167.6 million in deposits.

Total deposits increased $167.6 million to $2.08 billion at September 30, 2022, from $1.92 billion at December 31, 2021. The increase in deposits was primarily driven by growth in certificates of deposit (“CDs”). Time deposits increased $189.6 million to $550.3 million at September 30, 2022, from $360.7 million at December 31, 2021. Nonretail CDs which include brokered CDs, online CDs, and public funds increased $170.2 million to $284.4 million at September 30, 2022, compared to $114.2 million at December 31, 2021, primarily due to a $159.0 million increase in brokered CDs. Transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) decreased $79.2 million to $729.6 million at September 30, 2022, from $808.8 million at December 31, 2021, primarily due to a decrease of $80.1 million in interest-bearing checking.  Money market and savings accounts increased $57.2 million to $803.5 million at September 30, 2022, from $746.3 million at December 31, 2021.

Deposits are summarized as follows at the dates indicated:

	September 30,	December 31,
	2022 (1)(2)	2021 (1)(2)
Noninterest-bearing checking (7)	$555,753	$564,360
Interest-bearing checking (3)(7)	147,968	228,024
Savings	143,612	193,922
Money market (4)	659,861	552,357
Certificates of deposit less than $100,000 (5)	345,227	186,974
Certificates of deposit of $100,000 through $250,000	133,429	116,206
Certificates of deposit of $250,000 and over (6)	71,629	57,512
Escrow accounts related to mortgages serviced	25,859	16,389
Total	$2,083,338	$1,915,744
(1)	Includes $145.3 million of deposits at September 30, 2022 from the Branch Purchase and $150.7 million at December 31, 2021.
(2)	Includes $251.5 million and $281.8 million of deposits at September 30, 2022 and December 31, 2021, respectively, from the Anchor Acquisition.
(3)	Includes $1.2 million and $90.0 million of brokered deposits at September 30, 2022 and December 31, 2021, respectively.
(4)	Includes $66.8 million and $5.0 million of brokered deposits at September 30, 2022 and December 31, 2021, respectively.
(5)	Includes $256.6 million and $97.6 million of brokered deposits at September 30, 2022 and December 31, 2021, respectively.
(6)	Time deposits that meet or exceed the FDIC insurance limit
(7)	Prior presentation of interest-bearing checking balances was revised due to misclassification of certain checking products in previous periods. As a result of the misclassification, interest-bearing checking balances totaling $121.2 million as of December 31, 2021, were reclassified to noninterest-bearing checking for comparative purposes. Balances as of the dates and average values included herein have been revised to reflect the reclassification.

Borrowings comprised of FHLB advances increased $218.3 million to $260.8 million at September 30, 2022, from $42.5 million at December 31, 2021, primarily due to funds needed to support loan growth.

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

Stockholders’ Equity. Total stockholders’ equity decreased $27.0 million to $220.5 million at September 30, 2022, from $247.5 million at December 31, 2021. The decrease in stockholders’ equity during the nine months ended September 30, 2022, was primarily due to net unrealized losses in securities available-for-sale of $36.9 million, net of tax, reflecting increases in market interest rates during the period, share repurchases totaling $16.4 million, and dividends paid of $5.6 million, partially offset by net income of $22.0 million, and unrealized gains on cash flow and fair value hedges of $7.4 million, net of tax.  In addition, the adoption of CECL on January 1, 2022, resulted in a $297,000 increase to retained earnings reflecting the combined impact of the $2.9 million decrease to our ACLL and a $2.4 million increase to the allowance for credit losses - unfunded commitments as of the adoption date.  The Company repurchased 550,680 shares of its common stock during the nine months ended September 30, 2022, at an average price of $29.85 per share. Book value per common share was $29.07 at September 30, 2022, compared to $30.75 at December 31, 2021.

We calculated book value based on common shares outstanding of 7,704,373 at September 30, 2022, less 118,530 unvested restricted stock shares for the reported common shares outstanding of 7,585,843. Common shares outstanding was calculated using 8,169,887 shares at December 31, 2021, less 121,672 unvested restricted stock shares for the reported common shares outstanding of 8,048,215.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021

General. Net income was $8.5 million for the three months ended September 30, 2022, and $8.3 million for the three months ended September 30, 2021.  The increase in net income for the three months ended September 30, 2022 was primarily due to a $4.9 million, or 21.5% increase in net interest income, a $678,000 decrease in noninterest expense, and a $512,000 decrease in provision for income tax expense, partially offset by a $4.2 million decrease in noninterest income and a $1.7 million increase in provision for credit losses.

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

(Dollars in thousands)	For the Three Months Ended			For the Three Months Ended
	September 30, 2022			September 30, 2021
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1)	$2,083,561	$29,563	5.63%	$1,776,424	$23,520	5.25%
Taxable mortgage-backed securities	83,981	440	2.08%	79,264	427	2.14%
Taxable AFS investment securities	61,052	301	1.96%	63,644	318	1.98%
Tax-exempt AFS investment securities	131,973	633	1.90%	105,271	479	1.81%
Taxable HTM investment securities	8,500	108	5.04%	7,500	95	5.03%
FHLB stock	7,924	113	5.66%	4,973	56	4.47%
Interest-bearing deposits at other financial institutions	29,080	146	1.99%	87,440	112	0.51%
Total interest-earning assets	2,406,071	31,304	5.16%	2,124,516	25,007	4.67%
Noninterest-earning assets	93,911			93,137
Total assets	$2,499,982			$2,217,653
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$829,460	$1,303	0.62%	$678,738	$348	0.20%
Interest-bearing checking	153,054	100	0.26%	160,953	56	0.14%
Certificates of deposit	475,533	1,193	1.00%	466,855	1,225	1.04%
Borrowings	119,150	696	2.32%	42,528	227	2.12%
Subordinated notes	49,434	485	3.89%	49,367	496	3.99%
Total interest-bearing liabilities	1,626,631	3,777	0.92%	1,398,441	2,352	0.67%
Noninterest-bearing accounts	588,492			550,884
Other noninterest-bearing liabilities	32,654			29,224
Stockholders’ equity	252,205			239,104
Total liabilities and stockholders’ equity	$2,499,982			$2,217,653
Net interest income		$27,527			$22,655
Net interest rate spread			4.24%			4.00%
Net earning assets	$779,440			$726,075
Net interest margin			4.54%			4.23%
Average interest-earning assets to average interest-bearing liabilities	147.92%			151.92%
(1)	Includes recognized “net” deferred PPP fees.

Net Interest Income. Net interest income increased $4.9 million to $27.5 million for the three months ended September 30, 2022, from $22.7 million for the three months ended September 30, 2021. This comparable quarter over quarter increase was primarily the result of an improved mix of loans versus other interest-earning assets and increased balances in higher yielding loans. Interest income increased $6.3 million, primarily due to an increase of $6.0 million in interest income on loans receivable, including fees, impacted primarily by loan growth.  Interest expense increased $1.4 million, primarily as a result of higher interest rates and an increase in borrowings. For the three months ended September 30, 2022, the total recognition of net deferred fees on forgiven and amortizing PPP loans was $28,000, as compared to $823,000 for the three months ended September 30, 2021.

The net interest margin (“NIM”) increased 31 basis points to 4.54% for the three months ended September 30, 2022, from 4.23% for the same quarter in the prior year.  The comparable quarter over quarter increase in NIM was impacted by new loan originations at higher interest rates, variable rate interest-earning assets repricing following recent increases in market interest rates, and an improved asset mix of higher yielding assets as low yielding excess cash funded higher yielding loans.

Interest Income. Interest income for the three months ended September 30, 2022, increased $6.3 million, to $31.3 million, from $25.0 million for the three months ended September 30, 2021. The increase during the period was primarily attributable to the $281.6 million increase in the average balance of total interest-earning assets and the 49 basis point increase in the average yield of total interest-earning assets.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2022 and 2021:

(Dollars in thousands)	Three Months Ended September 30,
	2022		2021		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$2,083,561	5.63%	$1,776,424	5.25%	$6,043
Taxable mortgage-backed securities	83,981	2.08	79,264	2.14	13
Taxable AFS investment securities	61,052	1.96	63,644	1.98	(17)
Tax-exempt AFS investment securities	131,973	1.90	105,271	1.81	154
Taxable HTM investment securities	8,500	5.04	7,500	5.03	13
FHLB stock	7,924	5.66	4,973	4.47	57
Interest-bearing deposits at other financial institutions	29,080	1.99	87,440	0.51	34
Total interest-earning assets	$2,406,071	5.16%	$2,124,516	4.67%	$6,297

Interest Expense. Interest expense increased $1.4 million to $3.8 million for the three months ended September 30, 2022, from $2.4 million for the same prior year quarter, primarily due to an increase of interest expense on deposits of $967,000 and on borrowings of $469,000. The average cost of funds for total interest-bearing liabilities increased 25 basis points to 0.92% for the three months ended September 30, 2022, from 0.67% for the three months ended September 30, 2021. The increase was predominantly due to the increase in cost for market rate deposits and the increase in the average balance of borrowings.  The average cost of total interest-bearing deposits increased 25 basis points to 0.71%, for the three months ended September 30, 2022, compared to 0.46%, for the three months ended September 30, 2021, predominantly due to the increase in cost for market rate deposits. The average cost of funds, including noninterest-bearing checking, increased 20 basis points to 0.68% for the three months ended September 30, 2022, from 0.48% for the three months ended September 30, 2021.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended September 30, 2022 and 2021:

(Dollars in thousands)	Three Months Ended September 30,
	2022		2021		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$829,460	0.62%	$678,738	0.20%	$955
Interest-bearing checking	153,054	0.26	160,953	0.14	44
Certificates of deposit	475,533	1.00	466,855	1.04	(32)
Borrowings	119,150	2.32	42,528	2.12	469
Subordinated note	49,434	3.89	49,367	3.99	(11)
Total interest-bearing liabilities	$1,626,631	0.92%	$1,398,441	0.67%	$1,425

Provision for Credit Losses. For the three months ended September 30, 2022, the provision for credit losses on loans was $2.0 million, compared to no provision for loan losses for the three months ended September 30, 2021 as calculated under the prior incurred loss methodology. The provision for credit losses on loans reflects the increase in total loans receivable and increased reserves on individually evaluated nonaccrual commercial business loans.

During the three months ended September 30, 2022, net loan charge-offs totaled $563,000, compared to $309,000 during the three months ended September 30, 2021.  The increase in net charge-offs was primarily due to a net charge-off increase of $373,000 in other consumer loans (which includes deposit overdraft net charge-offs of $396,000), partially offset by a reduction in charge-offs of $99,000 in indirect home improvement loans and $19,000 in marine loans.  A further decline in national and local economic conditions, as a result the effects of inflation, a potential recession or slowed economic growth, and any governmental or societal response to the COVID-19 pandemic, among other economic factors, could result in a material increase in the ACLL and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income decreased $4.2 million, to $4.2 million for the three months ended September 30, 2022, from $8.4 million for the three months ended September 30, 2021. The decrease during the quarter primarily reflects a $5.5 million, or 79.6% decrease in gain on sale of loans due primarily to a reduction in origination and sales volume of loans held for sale and a reduction in the gross margin of sold loans, partially offset by an $825,000 increase in other noninterest income, primarily from BOLI death benefits and $438,000 in service charges and fee income as a result of less amortization of MSR reflecting increased market interest rates and increased servicing fees from non-portfolio serviced loans.  Gross margin on home loan sales decreased to 2.31% for the three months ended September 30, 2022, from 3.61% for the three months ended September 30, 2021.

Noninterest Expense. Noninterest expense decreased $678,000 to $19.3 million for the three months ended September 30, 2022, from $20.0 million for the three months ended September 30, 2021. The decrease in noninterest expense reflects a reduction in salaries and benefits of $1.4 million, primarily due to a reduction in incentive compensation.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved to 60.99% for the three months ended September 30, 2022, compared to 64.46% for the three months ended September 30, 2021, primarily representing the increase in net interest income.

Provision for Income Tax. For the three months ended September 30, 2022, the Company recorded a provision for income tax expense of $2.2 million as compared to $2.7 million for the three months ended September 30, 2021. The decrease in the tax provision is primarily due to a $385,000 decrease in pre-tax income during the three months ended September 30, 2022, as compared to the same quarter last year.  The effective corporate income tax rates for the three months ended September 30, 2022 and 2021 were 20.6% and 24.5%, respectively.  The decrease in the effective corporate income tax rate was attributable to increases in non-taxable income from exempt municipal securities interest and the BOLI death benefits.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

General. Net income was $22.0 million for the nine months ended September 30, 2022, and $28.8 million for the nine months ended September 30, 2021.  The decrease in net income for the nine months ended September 30, 2022 was primarily impacted by a $15.2 million, or 51.3% decrease in noninterest income, a $3.1 million increase in the provision for credit losses, and a $2.1 million increase in noninterest expense, partially offset by an $11.0 million increase in net interest income and a $2.7 million decrease in provision for income tax expense.

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

(Dollars in thousands)	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2022			September 30, 2021
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1)	$1,953,305	$77,885	5.33%	$1,745,616	$67,538	5.17%
Taxable mortgage-backed securities	87,687	1,466	2.24%	71,728	1,197	2.23%
Taxable AFS investment securities	61,103	852	1.86%	54,393	831	2.04%
Tax-exempt AFS investment securities	130,605	1,858	1.90%	90,001	1,198	1.78%
Taxable HTM investment securities	7,943	301	5.07%	7,500	285	5.08%
FHLB stock	5,716	212	4.96%	5,783	205	4.74%
Interest-bearing deposits at other financial institutions	34,705	301	1.16%	108,536	334	0.41%
Total interest-earning assets	2,281,064	82,875	4.86%	2,083,557	71,588	4.59%
Noninterest-earning assets	95,302			90,352
Total assets	$2,376,366			$2,173,909
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$792,036	$2,397	0.40%	$643,361	$1,233	0.26%
Interest-bearing checking	186,856	353	0.25%	203,619	153	0.10%
Certificates of deposit	412,289	2,688	0.87%	488,032	4,095	1.12%
Borrowings	64,855	1,003	2.07%	71,452	895	1.67%
Subordinated notes	49,417	1,456	3.94%	42,399	1,237	3.90%
Total interest-bearing liabilities	1,505,453	7,897	0.70%	1,448,863	7,613	0.70%
Noninterest-bearing accounts	588,172			461,399
Other noninterest-bearing liabilities	31,342			28,093
Stockholders’ equity	251,399			235,554
Total liabilities and stockholders’ equity	$2,376,366			$2,173,909
Net interest income		$74,978			$63,975
Net interest rate spread			4.16%			3.89%
Net earning assets	$775,611			$634,694
Net interest margin			4.39%			4.11%
Average interest-earning assets to average interest-bearing liabilities	151.52%			143.81%
(1)	Includes recognized “net” deferred PPP fees.

Net Interest Income. Net interest income increased $11.0 million to $75.0 million for the nine months ended September 30, 2022, from $64.0 million for the nine months ended September 30, 2021, due to an increase in interest income of $11.3 million offset slightly by an increase in interest expense of $284,000. For the nine months ended September 30, 2022, the total recognition of net deferred fees on forgiven and amortizing PPP loans was $443,000, compared to $1.9 million for the nine months ended September 30, 2021.

The NIM increased 28 basis points to 4.39% for the nine months ended September 30, 2022, from 4.11% for the same period in the prior year.  The increase in NIM between the nine months ended September 30, 2022 and 2021 reflects new loan originations at higher interest rates, variable rate interest-earning assets repricing following increases in market interest rates this year, and an improved asset mix of higher yielding assets as low yielding excess cash funded higher yielding loans.  Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income. Interest income for the nine months ended September 30, 2022, increased $11.3 million, to $82.9 million, from $71.6 million for the nine months ended September 30, 2021. The increase during the period was primarily attributable to a $197.5 million increase in the average balance of total interest-earning assets.  The increase in average yield on interest-earning assets compared to the same period a year earlier primarily reflects higher market interest rates and increased fee income from loans, particularly construction and development loans.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the nine months ended September 30, 2022 and 2021:

(Dollars in thousands)	Nine Months Ended September 30,
	2022		2021		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$1,953,305	5.33%	$1,745,616	5.17%	$10,347
Taxable mortgage-backed securities	87,687	2.24	71,728	2.23	269
Taxable AFS investment securities	61,103	1.86	54,393	2.04	21
Tax-exempt AFS investment securities	130,605	1.90	90,001	1.78	660
Taxable HTM investment securities	7,943	5.07	7,500	5.08	16
FHLB stock	5,716	4.96	5,783	4.74	7
Interest-bearing deposits at other financial institutions	34,705	1.16	108,536	0.41	(33)
Total interest-earning assets	$2,281,064	4.86%	$2,083,557	4.59%	$11,287

Interest Expense. Interest expense increased $284,000, to $7.9 million for the nine months ended September 30, 2022, from $7.6 million for the same prior year period, primarily due to increased interest expense on subordinated notes of $219,000 and in borrowings of $108,000. The average cost of funds for total interest-bearing liabilities was unchanged at 0.70% for the nine months ended September 30, 2022, and September 30, 2021. The average cost of total interest-bearing deposits decreased three basis points to 0.52%, for the nine months ended September 30, 2022, compared to 0.55%, for the nine months ended September 30, 2021, reflecting in part the runoff of higher cost retail CDs and lower market interest rates for brokered CDs.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the nine months ended September 30, 2022 and 2021:

(Dollars in thousands)	Nine Months Ended September 30,
	2022		2021		Increase/
	Average		Average		(Decrease)
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$792,036	0.40%	$643,361	0.26%	$1,164
Interest-bearing checking	186,856	0.25	203,619	0.10	200
Certificates of deposit	412,289	0.87	488,032	1.12	(1,407)
Borrowings	64,855	2.07	71,452	1.67	108
Subordinated note	49,417	3.94	42,399	3.90	219
Total interest-bearing liabilities	$1,505,453	0.70%	$1,448,863	0.70%	$284

Provision for Credit Losses. For the nine months ended September 30, 2022, the provision for credit losses on loans was $4.5 million, compared to the provision for loan loss of $1.5 million for the nine months ended September 30, 2021 as calculated under the prior incurred loss methodology. The provision for credit losses on loans reflects the increase in total loans receivable and increased reserves on individually evaluated nonaccrual commercial business loans. During the nine months ended September 30, 2022, net loan charge-offs totaled $843,000, compared to $747,000 during the nine months ended September 30, 2021. This increase was primarily due to a net charge-off increase of $325,000 in other consumer loans (which includes deposit overdraft net charge-offs of $333,000), partially offset by reductions in net charge-offs of $187,000 in indirect home improvement, $38,000 in commercial business loans, and $4,000 in marine loans.

Noninterest Income. Noninterest income decreased $15.2 million, to $14.4 million for the nine months ended September 30, 2022, from $29.6 million for the nine months ended September 30, 2021. This decrease was the result of a $17.6 million decrease in gain on sale of loans, primarily due to a reduction in originations and sales volume of loans held for sale and a reduction in the gross margin of sold loans, partially offset by a $1.3 million increase in service charges and fee income as a result of less amortization of MSR and $1.2 million in other noninterest income attributable to the BOLI death benefits.

Noninterest Expense. Noninterest expense increased $2.1 million, to $57.3 million for the nine months ended September 30, 2022, from $55.3 million for the nine months ended September 30, 2021. The increase as compared to the same period last year was primarily due to a reduction in the recovery of servicing rights to $1,000 from $2.1 million, along with increases of $544,000 in data processing, $313,000 in FDIC insurance, $233,000 in occupancy, and $223,000 in marketing and advertising, partially offset by a decrease of $1.2 million in salaries and benefits, primarily due to a reduction in incentive compensation and employee stock option plan expense.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, rose to 64.14% for the nine months ended September 30, 2022, compared to 59.07% for the nine months ended September 30, 2021, representing the decrease in noninterest income outpacing the increase in net interest income and the increase in noninterest expense noted above.

Provision for Income Tax. For the nine months ended September 30, 2022, the Company recorded a provision for income tax expense of $5.4 million on pre-tax income of $27.4 million, as compared to a provision of income tax expense of $8.0 million on pre-tax income of $36.8 million for the nine months ended September 30, 2021. The effective corporate income tax rates for the nine months ended September 30, 2022 and 2021 were 19.7% and 21.9%, respectively.  The decrease in the effective corporate income tax rate was attributable to increases in non-taxable income from exempt municipal securities interest and the BOLI death benefits.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2022, the Bank’s total borrowing capacity was $564.3 million with the FHLB of Des Moines, with unused borrowing capacity of $297.7 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At September 30, 2022, the Bank held approximately $786.8 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the FRB, with a current limit of $196.0 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at September 30, 2022. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At September 30, 2022, the Bank held approximately $524.3 million in loans that qualify as collateral for the FRB line of credit.  Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $417.7 million at September 30, 2022. Total brokered deposits at September 30, 2022 were $324.6 million. Management utilizes brokered deposits to mitigate interest rate risk and liquidity risk exposure when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At September 30, 2022, the approved outstanding loan commitments, including unused lines of credit amounted to $628.8 million.  Securities purchased during the nine months ended September 30, 2022 and 2021 totaled $24.0 million and $117.2 million, respectively, and securities repayments, maturities and sales in those quarters were $17.8 million and $20.9 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the nine months  ended September 30, 2022 and 2021, the Bank sold $663.8 million and $1.11 billion in loans and loan participation interests, respectively.

The Bank’s liquidity has been positively impacted by increases in deposit levels. Total deposits increased $167.6 million during the nine months ended September 30, 2022 primarily driven by growth in CDs. CDs scheduled to mature in three months or less at September 30, 2022, totaled $137.5 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Company believes that a majority of maturing relationship deposits will remain with the Bank.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.20 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.20 per share, our average total dividend paid each quarter would be approximately $1.5 million based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards). At September 30, 2022, FS Bancorp, Inc. had $5.4 million in unrestricted cash to meet liquidity needs.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at September 30, 2022, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at September 30, 2022, the Bank was considered to be well capitalized.  At September 30, 2022, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.5%, 12.5%, 13.7%, and 12.5%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp, Inc. were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2022, FS Bancorp, Inc. would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for FS Bancorp, Inc. at September 30, 2022 were 9.8% for Tier 1 leverage-based capital, 10.6% for Tier 1 risk-based capital, 14.0% for total risk-based capital, and 10.6% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2022:

Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022 (1)	74,073	30.22	74,073	935,803
September 1, 2022 - September 30, 2022	—	—	—	—
Total for the quarter	74,073	$30.22	74,073	$935,803
(1)	Includes 6,150 shares internally repurchased by the Company acting as the cash counterparty for participants exercising options and/or RSAs vested.

On April 6, 2022, the Company announced that its Board of Directors approved an additional share repurchase program of up to $10.0 million of the Company’s common shares authorized and outstanding in addition to the then remaining $3.8 million common shares authorized and available for repurchase under the previous share repurchase plan.  As of September

30, 2022, $935,803 remains authorized for repurchase under the April 6, 2022 plan through its termination date, June 30, 2023. The actual timing, number and value of shares repurchased under the share repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, price, general business and market conditions, and alternative investment opportunities.  The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: November 9, 2022	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)