Form 10-K
period 2022-12-31
FS Bancorp, Inc.
filed 2023-03-16
CIK 1530249

Frty5t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022         OR

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

As of March 10, 2023, there were 7,738,283 shares of the Registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant was $196,512,227 based on the closing sales price of $28.71 per share of the Registrant’s common stock as quoted on the NASDAQ Stock Market LLC on June 30, 2022. For purposes of this calculation, common stock held by executive officers and directors of the Registrant is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

FS Bancorp, Inc.

i

As used in this report, the terms “we,” “our,” “us,” “Company”, and “FS Bancorp” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise. When we refer to “Bank” or “1st Security Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	expected revenues, cost savings, synergies and other benefits from our branch acquisitions, might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; and the requisite regulatory approvals for the acquisition might not be obtained;
●	potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels; labor shortages, the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war, including Russia’s invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal response to the COVID-19 pandemic, including the possibility of new COVID-19 variants;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our allowance for credit losses on loans (“ACLL”), and provision for credit losses on loans that may be impacted by deterioration in the housing and commercial real estate markets;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the transition away from LIBOR toward new interest rate benchmarks;
●	increased competitive pressures among financial services companies;
●	our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

●	our ability to manage operating costs and expenses;
●	our ability to retain key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry;
●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board, or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	inability of key third-party vendors to perform their obligations to us;
●	the effects of natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and
●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services, and other risks described elsewhere in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

PART 1

Item 1. Business

General

FS Bancorp, a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2022, the Company had consolidated total assets of $2.63 billion, total deposits of $2.13 billion, and stockholders’ equity of $231.7 million. The Company has not engaged in significant activity other than holding the stock of and providing capital to the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the consolidated financial statements and related data, relates primarily to the Bank.

1st Security Bank is a relationship-driven community bank. The Bank delivers banking and financial services to local families, local and regional businesses and industry niches mostly within distinct Puget Sound area communities. The Bank emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Bank is also actively involved in community activities and events within these market areas, which further strengthens these relationships. The Bank has been serving the Puget Sound area since 1907. Originally chartered as a credit union, and known as Washington’s Credit Union, the Bank served various select employment groups. On April 1, 2004, the Bank converted from a credit union to a Washington state-chartered mutual savings bank. Upon completion of the Conversion in July 2012, 1st Security Bank became a Washington state-chartered stock savings bank and the wholly-owned subsidiary of the Company.

At December 31, 2022, the Bank maintained the headquarters office that produces loans and accepts deposits located in Mountlake Terrace, Washington, and an administrative office in Aberdeen, Washington, as well as 20 full-service bank branches and 10 home loan production offices in suburban communities in the greater Puget Sound area. The Bank also has one home loan production office in the Tri-Cities, Washington and our newest loan production office in Vancouver, Washington. The headquarters is located in Mountlake Terrace, in Snohomish County, Washington. The administrative office is located in Aberdeen, in Grays Harbor County, Washington.  The 20 full-service bank branches are located in the following counties: three in Snohomish, two in King, two in Clallam, two in Jefferson, two in Pierce, five in Grays Harbor, two in Thurston, and two in Kitsap County. Of these branch locations, 12 are owned and eight are leased facilities.  Our seven stand-alone loan production offices are located in Puyallup and Tacoma, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, and Everett, in Snohomish County in the Puget Sound region and in the Tri-Cities (Kennewick), in Benton County in Eastern Washington, and our newest loan production office is located in Vancouver, in Clark County, Washington.

The Company is a diversified lender with a focus on the origination of commercial real estate, one-to-four-family, and home equity loans, consumer loans, including a variety of indirect home improvement (“fixture secured loans”), and marine loans, and commercial business loans.  Historically, consumer loans, in particular fixture secured loans, represented the largest portion of the Company’s loan portfolio and has been the mainstay of the Company’s lending strategy.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family, and commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while continuing to grow the current size of the consumer loan portfolio. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale into the secondary market, through a mortgage banking program. The Company’s lending strategies are intended to take advantage of: (1) the Company’s historical strength in indirect consumer lending, (2) recent market consolidation that has created new lending opportunities, and (3) relationship lending. Retail deposits will continue to serve as an important funding source. For more information regarding the business and operations of 1st Security Bank, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The Company has from time to time sought strategic acquisitions, through either whole bank acquisitions or branch purchases to increase its customer base and/or to create additional distribution infrastructure. On November 5, 2022, the Bank entered into a Purchase and Assumption Agreement for the acquisition of seven retail bank branches from Columbia State Bank, which was completed on February 24, 2023 (the “Columbia Branch Purchase”).

The seven branch locations are in the communities of  Goldendale and White Salmon, Washington, and Manzanita, Newport, Ontario, Tillamook,  and Waldport, Oregon. In connection with the Columbia Branch Purchase, the Bank acquired approximately $425.5 million in deposits and $65.8 million in loans based on February 24, 2023 financial information and subject to a post-closing confirmation and adjustment review.  See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 24 - Recent Developments ” of this Form 10-K.  In 2018, the Company completed its acquisition of Anchor Bancorp and acquired $357.9 million in deposits and $361.6 million in loans. The Anchor Bancorp acquisition expanded our Puget Sound-focused retail footprint by adding nine full-service bank branches within the communities of Aberdeen, Centralia (closed as of December 31, 2022), Elma, Lacey, Montesano, Ocean Shores, Olympia, Puyallup, and Westport, Washington.  In 2016, the Company completed the purchase of four retail bank branches located on the Olympic Peninsula from Bank of America whereby it acquired $186.4 million in deposits and $419,000 in loans.

1st Security Bank is examined and regulated by the Washington State Department of Financial Institutions (“DFI”), its primary regulator, and by the Federal Deposit Insurance Corporation (“FDIC”). 1st Security Bank is required to have certain reserves set by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is a member of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”), which is one of the 11 regional banks in the Federal Home Loan Bank System.

The principal executive offices of the Company are located at 6920 220th Street SW, Mountlake Terrace, Washington 98043 and the main telephone number is (425) 771-5299.

Market Area

As of December 31, 2022, the Company conducted operations, including loan and/or deposit services out of its headquarters, 10 loan production offices (seven of which stand alone), 20 full-service bank branches in the Puget Sound region of Washington, one stand-alone loan production office in Eastern Washington, and one loan production office in Vancouver, Washington. The headquarters is located in Mountlake Terrace, in Snohomish County, Washington. The five stand-alone loan production offices are located in the Puget Sound region in Puyallup and Tacoma, in Pierce County, Bellevue, in King County, Port Orchard, in Kitsap County, and Everett, in Snohomish County.  The loan production office in Eastern Washington is located in the Tri-Cities (Kennewick), in Benton County, and our newest loan production office is located in Vancouver, in Clark County, Washington. The 20 full-service bank branches are located in the following counties: three in Snohomish, two in King, two in Clallam, two in Jefferson, two in Pierce, five in Grays Harbor, two in Thurston, and two in Kitsap County. See Item 8. “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 24 - Recent Developments” of this Form 10-K.

The primary market area for business operations is the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area (the “Seattle MSA”).  Kitsap, Clallam, Jefferson, Thurston, and Grays Harbor counties, though not in the Seattle MSA, are also part of the Company’s market area. This overall region is typically known as the Puget Sound region. The population of the Puget Sound region as estimated by Puget Sound Regional Council was 4.4 million in 2022, over half of the state’s population, representing a large population base for potential business. The region has a well-developed urban area in the western portion along Puget Sound, with the north, central and eastern portions containing a mixture of developed residential and commercial neighborhoods and undeveloped, rural neighborhoods.

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

Unemployment in Washington was an estimated 4.2% at December 31, 2022, slightly higher than national trends as disclosed in the U.S. Bureau of Labor Statistics reflecting 3.5%. King County’s estimated unemployment rate was 2.8%, a decrease from 3.2% in the prior year. The estimated unemployment rate in Snohomish County at year end 2022 was 3.2%, a decrease from 3.8% at year end 2021.  Kitsap County’s estimated unemployment rate was 4.3% at December 31, 2022, compared to 3.3% at December 31, 2021.  At December 31, 2022, the estimated unemployment rate in Pierce County was 5.3%, up from 4.1% at December 31, 2021. Grays Harbor County’s, and Thurston County’s, estimated unemployment rates increased to 7.6% and 4.7%, respectively at December 31, 2022, compared to 5.5% and 3.5%, at year end 2021, respectively. Outside of the Puget Sound area, the Tri-Cities market includes two counties, Benton and Franklin, and we have two full-service branches in Clallam County and two in Jefferson County. The estimated unemployment rate in Benton County at year end 2022 was 5.6%, up from 4.2% at year end 2021. At December 31, 2022, the estimated unemployment rate in Franklin County was up to 7.7%, from 5.5% at December 31, 2021. For Clallam and Jefferson counties, the estimated unemployment rates at December 31, 2022 increased to 6.1% and 5.4%, respectively, compared to 4.5% and 4.1%, respectively at December 31, 2021.  The estimated unemployment rate in Clark County was up to 4.6% at year end 2022, from 4.0% at year end 2021.

For a discussion regarding the competition in the Company’s primary market area, see “Competition.”

Lending Activities

General. Historically, the Company’s primary emphasis was the origination of consumer loans (primarily indirect home improvement loans), one-to-four-family residential first mortgages, and second mortgage/home equity loan products. As a result of the Company’s initial public offering in 2012, while maintaining the active indirect consumer lending program, the Company shifted its lending focus to include non-mortgage commercial business loans, as well as commercial real estate which includes construction and development loans. The Company reintroduced in-house originations of residential mortgage loans in 2012, primarily for sale in the secondary market. While maintaining the Company’s historical strength in consumer lending, the Company has added management and personnel in the commercial and home lending areas to take advantage of the relatively favorable long-term business and economic environments prevailing in the markets.  In addition, the Company recently expanded its loan products by offering residential mortgage and commercial construction warehouse lending consistent with its business plan to further diversify revenues.

The following table sets forth the amount of total loans with fixed or adjustable interest rates maturing subsequent to December 31, 2023:

(Dollars in thousands)
Real estate loans:	Fixed	Adjustable	Total
Commercial	$175,794	$138,810	$314,604
Construction	28,044	76,278	104,322
Home equity	12,242	38,821	51,063
One-to-four-family	245,528	214,000	459,528
Multi-family	104,389	113,619	218,008
Consumer	572,124	945	573,069
Commercial Business	80,233	57,809	138,042
Total	$1,218,354	$640,282	$1,858,636

Loan Maturity. The following table sets forth certain information at December 31, 2022, regarding the dollar amount for the loans maturing in the portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for credit losses on loans.

	Real Estate
		Construction and					Commercial
(Dollars in thousands)	Commercial	Development	Home Equity	One-to-Four-Family (2)	Multi-family	Consumer	Business	Total
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Due in one year or less (1)	$20,524	$240,143	$3,874	$10,545	$2,463	$1,427	$89,487	$368,463
Due after one year through five years	118,227	25,465	1,231	17,929	30,664	25,266	76,258	295,040
Due after five years through 15 years	196,155	62,626	1,872	75,534	184,909	473,111	54,314	1,048,521
Due after 15 years	222	16,231	47,960	366,065	2,435	74,692	7,470	515,075
Total	$335,128	$344,465	$54,937	$470,073	$220,471	$574,496	$227,529	$2,227,099

________________________

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Excludes loans held for sale.

Lending Authority. The Chief Credit Officer has the authority to approve multiple loans to one borrower up to $20.0 million in aggregate.  Loans in excess of $20.0 million and up to $35.0 million require additional approval from management’s senior loan committee. All loans that are approved over $10.0 million are reported to the asset quality committee (“AQC”) at each AQC meeting. Loans in excess of $35.0 million require AQC approval.  The Chief Credit Officer may delegate lending authority to other individuals at levels consistent with their responsibilities.

The Board of Directors has implemented a lending limit policy that it believes is more stringent than the Washington State legal lending limit, 20% of Bank Tier 1 Capital, or $58.8 million at December 31, 2022. The Bank’s largest lending relationship at December 31, 2022 totaled $47.9 million and consisted of a mix of acquisition and construction real estate loans, a multi-family construction loan, and a commercial line of credit.  At December 31, 2022, the acquisition and construction real estate loans had an outstanding balance of $12.4 million, with a total commitment of $20.9 million, and were secured by 10 residential real estate properties, the multi-family construction loan had an outstanding balance of $15.6 million, with a total commitment of $17.0 million, and the commercial construction warehouse line of credit had an outstanding balance of $9.7 million, with a total available commitment of $10.0 million.  The second largest lending relationship at December 31, 2022, totaled $31.2 million and consisted of $26.5 million of loans to four related limited liability companies secured by four commercial real estate properties, one unsecured line of credit to an additional related limited liability company for $1.5 million, of which none was drawn at December 31, 2022, and a $3.3 million mortgage to the primary owner of the companies.  The third largest lending relationship consisted of two commercial lines of credit secured by residential real estate with the Bank’s total potential commitment of $22.8 million, of which $12.7 million was drawn at December 31, 2022, and one permanent one-to-four-family loan having combined commitments of $7.3 million.  The outstanding balance of these three loans at December 31, 2022 was $20.0 million.  At December 31, 2022, all of the borrowers listed above were in compliance with the original repayment terms of their respective loans.

At December 31, 2022, the Company had $60.0 million in approved commercial construction warehouse lending lines to four companies, with $31.2 million outstanding at that date (including the $9.7 million discussed above).  These commitments individually range from $10.0 million to $20.0 million.  In addition, at December 31, 2022, the Company had $36.0 million approved in mortgage warehouse lending lines to four companies, with no amounts outstanding at that date. These commitments individually ranged from $5.0 million to $15.0 million. At December 31, 2022, all of these warehouse lines were in compliance with the original repayment terms of their respective lending lines.

Commercial Real Estate Lending. The Company offers a variety of commercial real estate loans. Most of these loans are secured by income producing properties, including multi-family residences, retail centers, warehouses and owner occupied buildings located in the market areas. At December 31, 2022, commercial real estate loans (including $219.7 million of multi-family residential loans) totaled $553.8 million, or 25.0%, of the gross loan portfolio.

The Company’s loans secured by commercial real estate are originated with a fixed or variable interest rate for up to a 15-year maturity and a 30-year amortization. The variable rate loans are indexed to the prime rate of interest or five, seven, or ten-year FHLB rate, with rates equal to the prevailing index rate up to 3.5% above the prevailing rate. Loan-to-value ratios on the Company’s commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. In addition, personal guarantees are typically obtained from a principal of the borrower on substantially all credits.

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

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one-to-four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four-family because the collateral securing these loans typically cannot be sold as easily as one-to-four-family. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial or multi-family real estate loan at December 31, 2022 was a performing $17.0 million loan secured by a 105-unit apartment building (which includes two retail spaces totaling 12,200 square feet) located in Seattle, Washington.

The Company intends to continue to emphasize commercial real estate lending and has hired experienced commercial loan officers to support the Company’s commercial real estate lending objectives. As the commercial real estate loan portfolio expands, the Company intends to bring in additional experienced personnel in the areas of loan analysis and commercial deposit relationship management.

Construction and Development Lending. The Company expanded its residential construction lending team in 2011 with a focus on vertical, in-city one-to-four-family development in our market area. This team has over 60 years of combined experience and expertise in acquisition, development and construction (“ADC”) lending in the Puget Sound market area. The Company has implemented this strategy to take advantage of what is believed to be a strong demand for construction and ADC loans to experienced, successful and relationship driven builders in our market area after many other banks abandoned this segment because of previous overexposure. At December 31, 2022, outstanding construction and development loans totaled $342.6 million, or 15.4%, of the gross loan portfolio and consisted of 327 loans, compared to $240.6 million and 308 loans at December 31, 2021. The construction and development loans at December 31, 2022, consisted of loans for residential and commercial construction projects primarily for vertical construction and $17.1 million of land acquisition and development loans for finished lots. Total committed, including unfunded construction and development loans at December 31, 2022, was $544.3 million. At December 31, 2022, $165.2 million, or 48.2% of our outstanding construction and development loan portfolio was comprised of speculative one-to-four-family construction loans. Approximately $31.3 million of our residential construction loans at December 31, 2022 were made through our Home Lending segment to finance the custom construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  Approximately 52.0% of these custom home loans consisted of custom manufactured homes.  In addition, included in commercial business loans, the Company had four commercial secured lines of credit, secured by notes to residential construction borrowers with guarantees from principals with experience in the construction re-lending market. These loans had combined bank-owned commitments of $60.0 million, and an outstanding balance of $31.2 million at December 31, 2022.

The Company’s residential construction lending program includes loans for the purpose of constructing both speculative and pre-sold one-to-four-family residences, the acquisition of in-city lots with and without existing improvements for later development of one-to-four-family residences, the acquisition of land to be developed, and loans for the acquisition and development of land for future development of single-family residences. The Company generally limits these types of loans to known builders and developers in the market area. Construction loans generally provide for the payment of interest-only during the construction phase, which is typically 12 - 18 months. At the end of the construction phase, the construction loan is generally paid off through the sale of the newly constructed home and a permanent loan from another lender, although commitments to convert to a permanent loan may be made by us. Construction loans are generally made with a maximum loan amount of the lower of 95% of cost or 75% of appraised value at completion. During the term of construction, the accumulated interest on the loan is typically added to the principal balance of the loan through an interest reserve set at six to 10 months of interest based on a fully disbursed note at the starting interest rate for the loan.

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

The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2022, included in the $342.6 million of construction and development loans, were seven residential land acquisition and development loans for finished lots totaling $11.4 million, with total commitments of $25.8 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold.

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

Home Equity Lending. The Company has been active in second lien mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of 10 years plus and a term to maturity of 15 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-

value ratio of up to 90%, including any underlying first mortgage. Fixed second lien mortgage home equity loans are typically amortizing loans with terms of up to 30 years. Total second lien mortgage/home equity loans totaled $55.4 million, or 2.5% of the gross loan portfolio, at December 31, 2022, $39.1 million of which were adjustable-rate home equity lines of credit. Unfunded commitments on home equity lines of credit at December 31, 2022, was $77.2 million.

Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also important referral sources of the Company’s loan originations. The Company originated $828.8 million of one-to-four-family mortgages (including $13.5 million of loans brokered to other institutions) and sold $715.6 million to investors in 2022. Of the loans sold to investors, $477.5 million were sold to the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), the FHLB, and/or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with servicing rights retained in order to further build the relationship with the customer. At December 31, 2022, one-to-four-family residential mortgage loans totaled $469.5 million, or 21.2%, of the gross loan portfolio, excluding loans held for sale of $20.1 million. In addition, the Company originates residential loans through its commercial lending channel, secured by single family rental homes in Washington, with an outstanding balance of $101.1 million at December 31, 2022.

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

Consumer Lending. Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. At December 31, 2022, consumer loans totaled $569.6 million, or 25.6% of the gross loan portfolio.

The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s consumer lending strategy. These loans totaled $495.9 million, or 22.3% of the gross loan portfolio, and 87.1% of total consumer loans, at December 31, 2022. Indirect home improvement loans are originated through a network of 119 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, and recently Texas, Utah, Massachusetts, and Montana. Five dealers are responsible for 53.0% of the loan volume. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, pools, and other home fixture installations, including solar related home improvement projects.

In connection with fixture secured loans, the Company receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. These loans are processed through the loan origination software, with approximately 40.0% of the loan applications receiving an automated decision based on the information provided. All loan applications are evaluated by the Company’s credit analysts who use the automated data to expedite the loan approval process. The Company follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using a Fair Isaac and Company, Incorporated (“FICO”) credit score to approve loans. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting in addition to the borrower’s debt to income.

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

The Company also offers consumer marine loans secured by boats. At December 31, 2022, the marine loan portfolio totaled $70.6 million, or 3.2% of total loans. Marine loans are originated with borrowers on both a direct and indirect basis, and generally carry terms of up to 20 years with fixed rates of interest. The Company generally requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.

The Company originates other consumer loans which totaled $3.1 million at December 31, 2022.  These loans primarily include personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans.

In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score typically indicates a greater degree of creditworthiness. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. This has resulted in a lower level of loan charge-offs in recent periods.  At December 31, 2022, 80.8% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 17.9% was originated with borrowers having a FICO score of and between 660 and 720 at the time of origination.  Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. A consumer credit score at the time of loan origination of less than 660 is associated as “subprime” by federal banking regulators and these loans comprised just 1.3% of our consumer loan portfolio at December 31, 2022. Consideration for loans with FICO scores below 660 require additional management oversight and approval.

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

Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in the Puget Sound market area that are secured by accounts receivable, inventory, or personal/business property, plant and equipment. Commercial business loans may be fixed-rate but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of these commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest-only payments required during the term, while other loans may reprice on an annual basis and amortize over a two-to-five-year period. Due to the current interest rate environment, these loans and lines of credit are generally originated with a floor, which is set between 3.75% and 7.50%. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also generally requires the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2022, the commercial business loan portfolio totaled $228.0 million, or 10.3%, of the gross loan portfolio including warehouse lending loans.

The Company also has commercial construction warehouse lending lines secured by notes on construction loans and typically guaranteed by principals with experience in construction lending. In April 2013, we commenced an expansion of our mortgage warehouse lending program to include construction re-lending warehouse lines. These lines are secured by notes provided to construction lenders and are typically guaranteed by a principal of the borrower with experience in construction lending.  Terms for the underlying notes can be up to 18 months and the Bank will lend a percentage (typically 70 - 80%) of the underlying note which may have a loan-to-value ratio up to 75%.  Combined, the loan-to-value ratio on the underlying note would be up to 60% with additional credit support provided by the guarantor. At December 31, 2022, the Company had $60.0 million in approved commercial construction warehouse lending lines to four companies. The individual commitments range from $10.0  million to $20.0 million. At December 31, 2022, there was $31.2 million outstanding, compared to $63.0 million approved in commercial warehouse lending lines to four companies with $27.1 million outstanding at December 31, 2021.

Consistent with management’s objectives to expand commercial business lending, in 2009, the Company commenced a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. The Company’s warehouse lending lines are secured by the underlying notes associated with one-to-four-family mortgage loans made to borrowers by the mortgage banking company and generally require guarantees from the principal shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank. The Company had $36.0 million approved in residential mortgage warehouse lending lines to four companies at December 31, 2022. The commitments ranged from $5.0 million to $15.0 million. At December 31, 2022, there were no amounts outstanding under the residential warehouse lines, compared to $43.5 million in approved residential warehouse lending lines with $6.3 million outstanding at December 31, 2021. During the year ended December 31, 2022, we processed approximately 232 loans and funded approximately $108.0 million in total under our mortgage warehouse lending program.

At December 31, 2022, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present, and future cash flows is also an important aspect of credit analysis. The Company generally requires personal guarantees on these commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans. The largest commercial business lending relationships at December 31, 2022, consisted of construction warehouse line of credit with a commitment of $20.0 million and outstanding balance of $4.8 million at December 31, 2022.  This loan is secured by underlying notes associated with one-to-four-family mortgage loans made to borrower.  The next largest commercial business lending relationship totaled $15.0 million, of which there were four separate commercial relationships.  One relationship consisted of two commercial lines of credit up to $15.0 million in the aggregate, of which $12.0 million was disbursed at December 31, 2021.  The lines are secured by assets of the borrower.  There are two commercial construction warehouse lending lines secured by notes on construction loans with commitments up to $15.0 million, of which the Bank has disbursed $11.7 million and $5.0 million as of December 31, 2022.  The final relationship is a mortgage warehouse lending line with a commitment of $15.0 million of which no amounts had been disbursed as of December 31, 2022.

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

The Company will sell long-term, conforming fixed-rate residential real estate loans in the secondary market to mitigate credit and interest rate risk.  Gains and losses from the sale of these loans are recognized based on the difference between the sales proceeds and carrying value of the loans at the time of the sale. Some residential real estate loans originated as Federal Housing Administration or FHA, U.S. Department of Veterans Affairs or VA, or United States Department of Agriculture or USDA Rural Housing loans were sold by the Company as servicing released loans to other companies. A majority of residential real estate loans sold by the Company were sold with servicing retained at a specified servicing fee. The Company earned gross mortgage servicing fees of $7.1 million for the year ended December 31, 2022.  The Company was servicing $2.78 billion of one-to-four-family loans at December 31, 2022, for Fannie Mae, Freddie Mac, Ginnie Mae, the FHLB, and another financial institution. These mortgage servicing rights (“MSRs”) constituted a $18.0 million asset on our books on that date, which is amortized in proportion to and over the period of the net servicing income. These MSRs are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. The fair value of our MSRs at December 31, 2022 was $35.5 million based on third-party valuation reports. See “Note 4 - Servicing Rights” and “Note 15 - Fair Value Measurements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The following table presents the notional balance activity during the year ended December 31, 2022, related to loans serviced for others:

(In thousands)
Beginning balance at January 1, 2022
One-to-four-family	$2,609,776
Consumer	208
Subtotal	2,609,984
Additions
One-to-four-family	477,517
Repayments
One-to-four-family	303,835
Consumer	113
Subtotal	303,948
Ending balance at December 31, 2022
One-to-four-family	2,783,458
Consumer	95
Total	$2,783,553

The following table shows total loans originated, purchased, sold and repaid during the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Originations by type:
Fixed-rate:
Commercial real estate	$77,561	$42,328
Construction and development	81,820	64,280
Home equity	22,849	8,446
One-to-four-family (1)	71,015	124,756
Loans held for sale (one-to-four-family)	566,117	1,338,609
Multi-family	19,919	40,383
Consumer	350,028	249,199
Commercial business (2)	28,980	78,043
Total fixed-rate	1,218,289	1,946,044
Adjustable-rate:
Commercial real estate	23,906	36,068
Construction and development	330,108	273,097
Home equity	29,830	24,244
One-to-four-family (1)	113,933	37,490
Loans held for sale (one-to-four-family)	14,154	15,027
Multi-family	24,030	25,695
Consumer	2,295	1,924
Commercial business (2)	93,514	94,746
Warehouse lines, net	(2,120)	(15,753)
Total adjustable-rate	629,650	492,538
Total loans originated	1,847,939	2,438,582
Purchases by type
Fixed-rate:
One-to-four-family (1) (4)	665	1,618
Commercial business (2)	2,400	—
Adjustable-rate:
Commercial business (3)	2,345	—
Total loans purchased	5,410	1,618
Sales and repayments:
One-to-four-family (1)	(12,862)	—
Loans held for sale (one-to-four-family)	(715,645)	(1,394,274)
Consumer (5)	(25,576)	—
Commercial business (2)	—	(2,452)
Total loans sold	(754,083)	(1,396,726)
Total principal repayments	(737,348)	(899,313)
Total reductions	(1,491,431)	(2,296,039)
Net increase	$361,918	$144,161

_____________________________

(1)	One-to-four-family portfolio loans.
(2)	Excludes warehouse lines.
(3)	Includes USDA/ SBA guaranteed loans purchased at a premium.
(4)	Loan repurchased, previously sold.
(5)	Marine loans.

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

Other Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. The Bank also classifies any former retail branches that no longer provide banking services as other real estate owned.  When the property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had one other real estate owned property, consisting of a former retail banking branch in Centralia that was closed, in the amount of $570,000 as of December 31, 2022.

Restructured Loans. According to generally accepted accounting principles in the United States of America  (“U.S. GAAP”), the Company is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” or “TDR”.  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrowers that would not otherwise be considered.  The Company had two TDRs at December 31, 2022.  For a discussion on loans classified as TDR, see “Note 3 - Loans Receivable and Allowance for Credit Losses on Loans.” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

In connection with the filing of periodic reports with the FDIC and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of the review of the Company’s assets, at December 31, 2022, the Company had classified $20.2 million of assets as substandard. The $20.2 million of classified assets represented 8.7% of equity and 0.8% of total assets at December 31, 2022. The Company had $3.7 million of assets classified as special mention at December 31, 2022, not included in classified assets reported above.

Allowance for Credit Losses on Loans

The Company maintains an allowance for credit losses on loans to absorb credit losses in the loan portfolio. The allowance is based on ongoing monthly assessments of the estimated probable incurred losses in the loan portfolio. Ultimate losses may vary from these estimates. In evaluating the level of the allowance for credit losses on loans, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and economic conditions. The Company also considers qualitative factors such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. The qualitative factors have been established based on certain assumptions made as a result of the current and forecasted economic conditions and are adjusted as conditions change to be directionally consistent with these changes. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. More complex loans, such as commercial real estate loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of net operating income and available cash flow and their possible impact on collateral values.  For more information on accounting policy see “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as Current Expected Credit Loss, or CECL. The Company elected to early adopt the new standards, using a modified retrospective approach, effective January 1, 2022. Assessing the allowance for credit losses on loans is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on individually evaluated loans that may be susceptible to significant change.

The allowance for credit losses on loans is increased by the provision for credit losses, which is charged against current period earnings, and decreased by the reversal of credit losses and the amount of actual loan charge-offs, net of recoveries.

The provision for credit losses on loans was $6.6 million for the year ended December 31, 2022  as calculated under CECL, compared to the provision for loan losses of $500,000 for the year ended December 31, 2021 as calculated under the prior incurred loss methodology.  The increase of the provision for credit losses on loans from the previous year reflects the increase in total loans receivable and increased reserves on individually evaluated nonaccrual commercial business loans, partially offset by the one-time cumulative-effect adjustment of $2.9 million as of the CECL adoption date.  The allowance for credit losses on loans was $28.0 million, or 1.26% of gross loans receivable at December 31, 2022, as compared to the allowance for loan losses of $25.6 million, or 1.46% of gross loans receivable outstanding at December 31, 2021.

Management will continue to review the adequacy of the allowance for credit losses on loans and make adjustments to the provision for credit losses on loans based on loan growth, economic conditions, charge-offs and portfolio composition.  A decline in national and local economic conditions could result in a material increase in the allowance for credit losses on loans and may adversely affect the Company's financial condition and results of operations.

The following table shows certain credit ratios at or for the periods indicated and each component of the ratio’s calculations:

(Dollars in thousands)	At or for the Year Ended December 31,
Allowance for credit losses on loans as a percentage of total loans	2022	2021	2020
outstanding at year end:	1.26%	1.46%	1.67%
Allowance for credit losses on loans	$27,992	$25,635	$26,172
Total loans outstanding	$2,218,852	$1,754,175	$1,571,153

Nonaccrual loans as a percentage of total loans outstanding at year end	0.39%	0.33%	0.49%
Total nonaccrual loans	$8,652	$5,829	$7,761
Total loans outstanding	$2,218,852	$1,754,175	$1,571,153

Allowance for credit losses on loans as a percentage of nonaccrual loans at year end	323.53%	439.78%	337.22%
Allowance for credit losses on loans	$27,992	$25,635	$26,172
Total nonaccrual loans	$8,652	$5,829	$7,761

Net (recoveries) charge-offs during year to average loans outstanding:
Commercial real estate:	0.00%	0.00%	0.00%
Net charge-offs	$—	$—	$—
Average loans outstanding	$295,416	$226,452	$219,972
Construction and Development:	0.00%	0.00%	0.00%
Net charge-offs	$—	$—	$—
Average loans outstanding	$305,840	$243,989	$187,126
Home Equity:	0.00%	0.00%	0.00%
Net charge-offs	$—	$—	$—
Average loans outstanding	$48,771	$41,029	$38,797
One-to-four-family:	0.00%	0.00%	(0.01)%
Net recoveries	$—	$—	$(18)
Average loans outstanding	$401,534	$330,709	$292,813
Multi-family	0.00%	0.00%	0.00%
Net charge-offs	$—	$—	$—
Average loans outstanding	$205,209	$145,381	$131,444
Indirect Home Improvement:	0.18%	0.24%	0.10%
Net charge-offs	$738	$751	$257
Average loans outstanding	$408,973	$310,681	$267,891
Marine:	0.22%	0.09%	0.18%
Net charge-offs	$170	$76	$136
Average loans outstanding	$77,675	$84,566	$76,730
Other Consumer:	17.61%	5.51%	1.29%
Net charge-offs	$499	$172	$48
Average loans outstanding	$2,834	$3,123	$3,713
Commercial and Industrial:	0.00%	0.02%	(0.17)%
Net charge-offs (recoveries)	$—	$38	$(330)
Average loans outstanding	$205,054	$232,519	$197,445
Warehouse Lending	0.00%	0.00%	0.00%
Net charge-offs	$—	$—	$—
Average loans outstanding	$33,090	$43,452	$40,665
Total loans:	0.07%	0.06%	0.01%
Total net charge-offs	$1,407	$1,037	$93
Total average loans outstanding	$1,984,396	$1,661,901	$1,456,596

While management believes that the estimates and assumptions used in its determination of the adequacy of the allowance for credit losses on loans are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for credit losses on  loans is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

For additional information on the allowance for credit losses on loans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021 - Provision for Credit Losses” and “Notes 1 - Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 - Loans Receivable and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

The composition and contractual maturities of the investment portfolio at December 31, 2022, excluding FHLB stock, are indicated in the following table.  The yields on tax exempt municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2022
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
Securities available-for-sale
U.S. agency securities	$—	—%	$4,874	1.55%	$6,989	2.75%	$9,290	2.03%	$21,153	2.16%	$17,288
Corporate securities	1,000	5.52	2,497	4.77	4,000	5.01	2,000	2.05	9,497	4.38	8,545
Municipal bonds	2,660	2.64	1,038	3.07	6,341	2.37	134,161	2.00	144,200	2.03	120,602
Mortgage-backed securities:
Federal National Mortgage Association	—	—	7,765	3.08	31,871	1.65	28,785	2.29	68,421	2.08	57,358
Federal Home Loan Mortgage Corporation	—	—	—	—	1,300	1.77	7,990	1.79	9,290	1.79	8,424
Government National Mortgage Association	—	—	—	—	882	2.92	3,831	2.29	4,713	2.41	4,184
U.S. Small Business Administration securities	—	—	2,553	2.89	4,461	3.31	7,505	2.93	14,519	3.04	12,851
Total securities available-for-sale	3,660	3.43	18,727	2.88	55,844	2.26	193,562	2.08	271,793	2.19	229,252

Securities held-to-maturity
Corporate securities	—	—	—	—	8,500	5.65	—	—	8,500	5.65	7,929
Total securities	$3,660	3.43%	$18,727	2.88%	$64,344	2.71%	$193,562	2.08%	$280,293	2.29%	$237,181

As a member of the FHLB of Des Moines, the Bank had $10.6 million in stock at December 31, 2022. For the year ended December 31, 2022, the Bank received $401,000 in dividends.

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

The Company’s deposit composition reflects a mixture with certificates of deposit (including brokered) accounting for 34.3% of the total deposits at December 31, 2022, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company had $393.9 million of brokered deposits, or 18.5% of total deposits, at December 31, 2022.  As a wholesale funding alternative, brokered deposits have competitive rates that are comparable to FHLB borrowings and local certificates of deposit.

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

The following table sets forth total deposit activities for the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Beginning balance	$1,915,744	$1,674,071	$1,392,408
Net deposits before interest credited	202,577	234,744	269,683
Interest credited	9,420	6,929	11,980
Ending balance	$2,127,741	$1,915,744	$1,674,071

Net increase in deposits	$211,997	$241,673	$281,663
Percent increase	11.07%	14.44%	20.23%

The following table sets forth the dollar amount of deposits in the various types of deposit programs the Company offered at the dates indicated:

	December 31,
	2022		2021
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits
Noninterest-bearing checking	$537,938	25.28%	$443,133	23.13%
Interest-bearing checking	135,127	6.35	349,251	18.23
Savings	134,358	6.32	193,922	10.12
Money market	574,290	26.99	552,357	28.83
Escrow accounts related to mortgages serviced	16,236	0.76	16,389	0.86
Total transaction and savings deposits	1,397,949	65.70	1,555,052	81.17
Certificates
0.00 - 1.99%	202,945	9.54	310,189	16.19
2.00 - 3.99%	403,216	18.95	50,503	2.64
4.00 - 5.99%	123,631	5.81	—	—
Total certificates	729,792	34.30	360,692	18.83
Total deposits	$2,127,741	100.00%	$1,915,744	100.00%

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2022:

	Rate
	0.00 -	2.00 -	4.00 -		Percent
(Dollars in thousands)	1.99%	3.99%	5.99%	Total	of Total
Certificate accounts maturing in quarter ending:
March 31, 2023	$23,350	$90,521	$105,000	$218,871	29.99%
June 30, 2023	41,324	33,480	—	74,804	10.25
September 30, 2023	26,207	46,594	—	72,801	9.98
December 31, 2023	6,345	99,345	65	105,755	14.49
March 31, 2024	12,498	1,739	—	14,237	1.95
June 30, 2024	5,359	13,109	—	18,468	2.53
September 30, 2024	6,373	34,690	8,379	49,442	6.77
December 31, 2024	7,196	1,164	—	8,360	1.15
March 31, 2025	6,085	54,954	11	61,050	8.37
June 30, 2025	20,414	2,233	—	22,647	3.10
September 30, 2025	1,966	10	—	1,976	0.27
December 31, 2025	27,732	—	—	27,732	3.79
Thereafter	18,096	25,377	10,176	53,649	7.35
Total	$202,945	$403,216	$123,631	$729,792	100.00
Percent of total	27.81%	55.25%	16.94%	100.00%

As of December 31, 2022 and 2021, approximately $560.0 million and $569.3 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2022:

(Dollars in thousands)
3 months or less	$2,927
Over 3 through 6 months	8,813
Over 6 through 12 months	33,035
Over 12 months	48,785
Total	$93,560

For additional information regarding our deposits, see “Note 8 - Deposits” of the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.

The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco (“FRB”). Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. Effective March 26, 2020, the Federal Reserve lowered the reserve requirement to zero percent.  There was no required reserve balance at December 31, 2022.

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

As a member of the FHLB of Des Moines, the Bank is required to own capital stock in the FHLB of Des Moines and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of $601.7 million at December 31, 2022.  Outstanding advances from the FHLB of Des Moines totaled $186.5 million at December 31, 2022.

As of December 31, 2022, the Company had $205.8 million of additional short-term borrowing capacity with the FRB. The Bank also had an aggregate of $101.0 million in unsecured Fed Funds lines of credit with other correspondent financial institutions of which none was outstanding at December 31, 2022.

In February 2021, FS Bancorp completed the private placement of $50.0 million of its 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) at an offering price equal to 100% of the aggregate principal amount of the Notes, of which $50.0 million have been exchanged for subordinated notes registered under the Securities Act of 1933.  Net proceeds, after placement agent fees and offering expenses, was approximately $49.3 million.  The Notes were issued under an Indenture, dated February 10, 2021 (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee.  From and including the original issue date to, but excluding, February 15, 2026 or the date of earlier redemption, FS Bancorp pays interest on the Notes semi-annually in arrears on February 15 and August 15 of each year at a fixed annual interest rate equal to 3.75%. From and including February 15, 2026 to but excluding the maturity date or the date of earlier redemption, the floating interest rate per annum will be equal to a benchmark rate, which is expected to be Three-Month Term SOFR (as defined in the Indenture) plus a spread of 337 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2026. Notwithstanding the foregoing, in the event that the benchmark rate is less than zero, the benchmark rate shall be deemed to be zero. The Notes will mature on February 15, 2031.

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

Subsidiary and Other Activities

The Company has one active subsidiary, which is the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary at December 31, 2022.

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

The Company attracts deposits through the branch network. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds, FinTech companies, and other alternative investments. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, at June 30, 2022, 1st Security Bank’s share of aggregate deposits, in the market area consisting of the eight counties where the Company had branches, was less than one percent.

Executive Officers

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the executive officers.

Name	Age (1)	Position with FS Bancorp	Position with 1st Security Bank
Joseph C. Adams	63	Director and	Director and
		Chief Executive Officer	Chief Executive Officer

Matthew D. Mullet	44	Chief Financial Officer,	Executive Vice President, Chief Financial Officer
		Treasurer and Secretary

Robert B. Fuller	63	Chief Credit Officer	Executive Vice President, Chief Credit Officer

Dennis V. O’Leary	55		Executive Vice President, Chief Lending Officer

Erin M. Burr	45		Executive Vice President, Chief Risk Officer and CRA Officer

Vickie A. Jarman	45		Executive Vice President, Chief Human Resources Officer/WOW! Officer

Donn C. Costa	61		Executive Vice President, Home Lending Production

Kelli B. Nielsen	51		Executive Vice President, Retail Banking and Marketing

___________________________

(1) At December 31, 2022.

Joseph C. Adams, age 63, is a director and has been the Chief Executive Officer of 1st Security Bank since July 2004.  He has also served in those capacities for FS Bancorp since its formation in September 2011. He joined 1st Security Bank in April 2003 as its Chief Financial Officer.  Mr. Adams served as Supervisory Committee Chairperson from 1993 to 1999 when the Bank was Washington’s Credit Union.  Mr. Adams is a lawyer, having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director of Regulatory Affairs.  As the Director of Regulatory Affairs for Univar USA, the largest chemical distribution company in the United States, Mr. Adams used his environmental law expertise to ensure Univar stayed in compliance with all relevant local, state and federal environmental laws, rules and regulations.  He is a member of the Washington State Bar Association, a Board member of the Central Washington University Foundation and a Board member of the Community Bankers of Washington.  Mr. Adams graduated with distinction from the University of Hawaii with a Bachelor of Business Administration in Finance.  He also graduated cum laude with a Juris Doctor from the University of Puget Sound School of Law.  In addition, Mr. Adams graduated with honors from the Pacific Coast Banking School in 2007, a master’s level program held at the University of Washington.  Mr. Adams’ legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank, which makes him well-suited to educating the Board on these matters .

Matthew D. Mullet, age 44, joined 1st Security Bank in July 2011 and was appointed Chief Financial Officer in September 2011. As a cum laude graduate of University of Washington, he began his banking career in June 2000 as a financial examiner with the Washington State, Department of Financial Institutions, Division of Banks. In 2004, Matthew accepted a position at Golf Savings Bank in Seattle. He served in a variety of capacities at Golf and was appointed Chief Financial Officer in 2007. After the Golf Savings Bank merger with Sterling Savings Bank, he held the position of Senior Vice President of the Home Loan Division at Sterling until resigning in 2011 to join 1st Security Bank. Matthew is inspired by the Bank’s commitment to its customers and to the communities it serves.  Matthew serves on the Government Relations Committee with Washington Bankers Association and volunteers with The IF Project, teaching Financial Literacy at the Washington Corrections Center for Women. He also works with a nonprofit school as its treasurer and is passionate about youth education.

Robert B. Fuller, age 63, joined 1st Security Bank as an Executive Vice President and Chief Credit Officer in 2013. His current areas of oversight include loan approval and loan administration for the Bank’s entire commercial and consumer lending departments.  He brings over three decades of experience in the banking industry to his role at the Bank. During his career, he has served as Chief Credit Officer for several private lenders and local community banks. Rob holds a Bachelor of Arts from Washington State University with a major in economics, and minor in mathematics and a Master of Business Administration degree from the University of Oregon in Finance and Accounting.  Prior to his role at 1st Security, Rob worked at Golf Savings Bank in various roles, culminating in serving as Chief Financial Officer and Chief Operating Officer, and as a board member for five years. Rob served on the board of Seattle King County Habitat for Humanity from 2017 - 2019 and volunteers in his free time with that organization. He also volunteers with The IF Project, teaching Financial Literacy to women who are in the Washington Corrections Center for Women.

Dennis V. O’Leary, age 55, brings decades of banking experience to his position at 1st Security Bank. He joined the Bank in 2011 as Executive Vice President and manager of the newly formed construction lending division. In 2013, he was promoted to his current position as Chief Lending Officer. His responsibilities include oversight of the loan production for the commercial, consumer, and commercial real estate lending groups of the Bank. In 2006, following Sterling Savings Bank’s purchase of Golf Savings Bank, Dennis served as the Senior Vice President and Puget Sound Regional Director of the residential construction lending division. A twenty-year veteran at Golf Savings Bank, he served as Executive Vice President of the residential construction department and held the position of board member for five years. Dennis holds a Bachelor of Business Administration degree with a focus on Finance and Economics from Central Washington University. Dennis volunteers with The IF Project, teaching Financial Literacy at the Washington Corrections Center for Women.

Erin M. Burr, age 45, holds a Bachelor of Business Administration degree from Western Washington University. She began her career in 1999 as a financial examiner for the Washington State, Department of Financial Institutions, Division of Banks. In 2006, Erin joined Builders Capital Mortgage in Seattle as their senior underwriter.  She joined 1st Security Bank in January 2009 and became the Community Reinvestment Act (CRA) Officer in January 2010. She took on the Enterprise Risk Manager role in May 2012 and was promoted to Chief Risk Officer in April 2018.  As the Bank’s CRA Officer, Erin enjoys building relationships with nonprofit groups that support the communities the Bank serves. She coordinates the Bank’s community outreach volunteer programs. Erin is a member of the Housing Consortium of Everett and Snohomish County and is dedicated to addressing affordable housing issues. She volunteers with The IF Project, teaching Financial Literacy to women who are in the Washington Corrections Center and she works with YWCA BankWork$ and the Teach Children to Save Program. She has volunteered in various roles with Domestic Violence Services of Snohomish County. As the Chief Risk Officer, Erin uses her regulatory background to help promote and build risk awareness throughout the Bank.

Vickie A. Jarman, age 45, holds a Bachelor of Arts in Communications from Seattle Pacific University. She joined 1st Security Bank in 2002, after working with the Ballard Boys and Girls Club. Vickie was promoted to Chief Human Resources Officer in 2018.  Prior to becoming the Director of WOW and Chief Human Resources Officer, Vickie worked with our Consumer Lending team.  Vickie oversees the onboarding and orientation of new hires, sharing the Bank’s Vision, Mission, Core Values, and unique company culture. She also ensures that the Bank’s Core Values continue to reflect the personal principles that support all the employees as the organization evolves. She has always been passionate and dedicated to volunteering and giving back to our communities and nonprofits. She volunteers with The IF Project, teaching Financial Literacy at the Washington Corrections Center for Women, YWCA BankWork$, and for the Teach Children to Save Program.

Donn C. Costa, age 61, is a cum laude graduate from Washington State University with a Bachelor of Business Administration degree. He began his career in mortgage lending over three decades ago and joined the Bank as the EVP of Home Lending in 2012, overseeing home lending sales and operations.  Donn previously held the position of Executive Vice President at Sterling Savings Bank after its merger with Golf Savings Bank in 2009. Prior to the merger, Donn was President of Golf Savings Bank and a member of the Board of Directors, serving on the Asset and Liability, Personnel and Lending Committees and held the position of Executive Vice President of Mortgage Lending. Donn’s achievements include serving as President of the Washington Mortgage Lenders and the Seattle Mortgage Bankers, as well as on the Advisory Boards of Fannie Mae and Freddie Mac.  His goal for the team at 1st Security Bank is to provide “best in class” customer service and loan programs that help people achieve the dream of homeownership.

Kelli B. Nielsen, age 51, has worked in the financial services industry for three decades and brought a wealth of retail banking and leadership experience to her role when she joined 1st Security Bank in 2016. Previously, she was VP, Sales and Service Manager of Retail Banking at Cascade Bank before she moved to Sound Community Bank as the SVP of Retail Banking and Marketing.  In 2016, Kelli graduated from the American Bankers Association (ABA), Stonier Graduate School of Banking, and holds a Certificate of Leadership from the University of Pennsylvania, The Wharton School. She serves on the ABA Stonier Advisory Board and is a representative on the Diversity, Equity, and Inclusion (DEI) Committee. She is also an Advocate for Women, serves on the Alumni Committee, and is Capstone Advisor for year-three students with Stonier. Passionate about building relationships and helping others, Kelli serves on the Washington Bankers Association (WBA) Retail Banking Committee, the Government Relations Committee and is on the WBA Pros Board.  Kelli is also a published children’s book author and certified life coach.  She has a deep commitment to causes that improve the lives of children. She volunteers with Long Way Home, a nonprofit in Guatemala focused on building schools from sustainable material, is a former board member for Victim Support Services, a nonprofit that is the oldest victim-assistance organization in Washington State, and serves on the corporate advisory board for the Greater Seattle Business Association (GSBA) the largest LGBTQ+ Chamber in North America.  She also volunteers with The IF Project, teaching Financial Literacy and serving as a mentor to female residents of the Washington Corrections Center for Women.

Human Capital

FS Bancorp, Inc, and its primary subsidiary 1st Security Bank, have developed a Vision Statement that guides our ongoing and future strategies.  Our Vision Statement is: To build a truly great place to work and bank.  The Vision Statement is aspirational and dynamic meaning we are aware of our responsibilities to our employees to continue to evolve in order to achieve these values.  The order is purposeful in that we believe building a great place to work will naturally develop a great place to bank.

Employee Compensation and Benefits

Management remains focused on ensuring employees are provided a livable wage in addition to a commitment to a balanced work/life schedule. Besides a competitive salary, the following benefits are available to all full-time employees:

●	Employee health benefits that have not increased in employee contribution cost since 2014;
●	Life, AD&D, short-term disability and long-term disability;
●	401k match of up to the first 5% of contribution for up to 4% of total salary;
●	An Employee Stock Purchase Plan (“ESPP”) that matched 3,387 shares in 2022 to employees that have met a minimum threshold of hours worked;
●	Vacation and sick leave benefits;
●	Family leave benefits including paid time off for a new child/adopted child;
●	Education reimbursement of up to $5,000 per year for any accredited program;
●	Paid volunteer hours (16 hours each year);
●	Opportunities to participate in development programs through the Washington Bankers Association;
●	Regular Company provided lunches and treats; and
●	A pet friendly workplace at the administrative offices.

Management works with employees to provide these benefits whenever possible including a flexible schedule for employees to be able to enjoy full-time benefits with a reduced hour schedule when appropriate.

Diversity and Inclusion

One of our core values is diversity. We celebrate diversity and support equality for all. The Board and management consider diverse viewpoints, backgrounds, and experiences, as well as gender, age, race, and ethnicity.  We are an inclusive community; all are welcome.  Of the independent directors, 50% are women (three of six) and 44% of the executives that report to our Chief Executive Officer are women (four of nine).  As of December 31, 2022, our workforce was 69% female and 31% male, and women held 58% of the Bank’s management roles (includes executives).  The average tenure of management was six years.  The ethnicity of our workforce was 9% Asian, 2% Black, 6% Hispanic/Latino, 1% Native Hawaiian or Other Pacific Islander, 77% White, 1% Other, 4% Two or More Races.

The following table outlines gender diversity:

Level	Female %	Male %
Individual Contributor	72%	28%
Manager	59%	41%
Independent Director*	50%	50%
Executive	44%	56%

____________________

*FS Bancorp’s Board of Directors is comprised of the Company’s Chief Executive Officer, who is male, and six independent directors.

Talent Acquisition

The Company has been a growing organization since 2011 and regularly looks to fill positions in the markets we serve.  We have an interview process that includes both the manager and teammates when interviewing potential candidates.  The Human Resource team is an advocate for the employee and remains focused on providing a culture of “Wow”.  The head of our human resources team is the EVP of WOW and is focused on hiring employees to build careers that will thrive in our culture.  In 2022, for additional positions and replacements, we hired 128 new employees bringing our total employee count to 537 employees as of December 31, 2022.

Volunteerism

Our organization has a long history of giving and volunteering in the communities we serve.  Our volunteer hours increased from 4,000 hours in 2021 to approximately 5,100 hours in 2022 in our communities.

Human Capital Metrics

As of December 31, 2022, the Company had 537 employees, 97.64% are full time employees and 2.36% are part time including our college internship program.  Our employees are not represented by a collective bargaining agreement.  As of December 31, 2022, 97.82% of our employees reside in Washington State, 0.73% in Oregon, 0.73% in Arizona, 0.54% in Colorado, and 0.18% in Idaho.  Turnover for employees as measured by terminated/replaced employees was 19.29% in 2022, up from 17.14% in 2021.

HOW WE ARE REGULATED

The following is a brief description of certain laws and regulations applicable to FS Bancorp and 1st Security Bank. Descriptions of laws and regulations here and elsewhere in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the Washington State Legislature that may affect the operations of FS Bancorp and 1st Security Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC, DFI, Federal Reserve and the Consumer Financial Protection Bureau (“CFPB”). Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition. We cannot predict whether any such changes may occur.

Regulation of 1st Security Bank

General. 1st Security Bank, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of 1st Security Bank to the maximum amount permitted by law. During these state or federal regulatory examinations, the examiners may require 1st Security Bank to provide for higher general or specific loan loss reserves, which can impact capital and earnings. This regulation of 1st Security Bank is intended for the protection of depositors and the Deposit Insurance Fund (“DIF”) of the FDIC and not for the purpose of protecting shareholders of 1st Security Bank or FS Bancorp. 1st Security Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to FS Bancorp. See below “Capital Requirements” and “Regulation and Supervision of FS Bancorp - Restrictions on Dividends and Stock Repurchases.”

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

Regulation by the Washington State Department of Financial Institutions. State law and regulations govern 1st Security Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. As a state savings bank, 1st Security Bank must pay semi-annual assessments, examination costs and certain other charges to the DFI.

Washington law generally provides the same powers for Washington savings banks as federally and other-state chartered savings institutions and banks with branches in Washington, subject to the approval of the DFI. Washington law allows Washington savings banks to charge the maximum interest rates on loans and other extensions of credit to Washington residents which are allowable for a national bank in another state if higher than Washington limits. In addition, the DFI may approve applications by Washington savings banks to engage in an otherwise unauthorized activity, if the DFI determines that the activity is closely related to banking, and 1st Security Bank is otherwise qualified under the statute. This additional authority, however, is subject to review and approval by the FDIC if the activity is not permissible for national banks.

Insurance of Accounts and Regulation by the FDIC. Through the DIF, the FDIC insures deposit accounts in 1st Security Bank up to $250,000 per separately insured deposit ownership right or category. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.  At December 31, 2022, total base assessment rates ranged from 1.5 to 30 basis points subject to certain adjustments.

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020.  In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act.  The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually.  In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio.  Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.  In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023.  The revised assessment rate schedules which now range from 2.5 percent to 32 percent are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028.

The FDIC has authority to increase insurance assessments, and any significant increases may have an adverse effect on the operating expenses and results of operations of the Company.  Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.  The Bank’s deposit insurance premiums for the year ended December 31, 2022, were $1.2 million.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as 1st Security Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.

Capital Requirements. 1st Security Bank is subject to capital regulations adopted by the FDIC, which establish a required ratio for common equity Tier 1 (“CET1”) capital, minimum leverage and Tier 1 capital ratios, risk-weightings of certain assets for purposes of the risk-based capital ratios, an additional capital conservation buffer over the minimum capital ratios, and define what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”); and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, unless an institution elects to opt out of such inclusion, if eligible to do so.  We have elected to permanently opt-out of the inclusion of AOCI in our capital calculations. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

In addition to the minimum capital requirements, a capital conservation buffer must be maintained by 1st Security Bank which consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.

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

At December 31, 2022, 1st Security Bank was categorized as well capitalized under the prompt corrective action regulations of the FDIC. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for well capitalized institutions.  The Bank’s actual capital ratios at December 31,2022 are presented in the following table:

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
	Ratio	Ratio	Ratio	Ratio
At December 31, 2022
Total risk-based capital
(to risk-weighted assets)	13.70%	8.00%	10.50%	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	12.45%	6.00%	8.50%	8.00%
Tier 1 leverage capital
(to average assets)	11.28%	4.00%	N/A	5.00%
CET1 capital
(to risk-weighted assets)	12.45%	4.50%	7.00%	6.50%

At December 31, 2022, the Bank was categorized as well capitalized under the prompt corrective action regulations of the FDIC.

For a complete description of the Bank’s required and actual capital levels on December 31, 2022, see “Note 14 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances. Management of 1st Security Bank believes that, under the current regulations, 1st Security Bank will continue to meet its minimum capital requirements in the foreseeable future.

FS Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2022, FS Bancorp would have exceeded all regulatory capital requirements

Prompt Corrective Action. The FDIC Improvement Act established a system of prompt corrective action to resolve the problems of under-capitalized institutions. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category generally depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, a leverage ratio capital measure, and certain other factors.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.  The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by 1st Security Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At December 31, 2022, 1st Security Bank was categorized as well capitalized under the prompt corrective action regulations of the FDIC. For additional information, see “Note 14 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K.

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

Federal Home Loan Bank System. The FHLB of Des Moines is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. The Federal Home Loan Banks are subject to the oversight of the Federal Housing Finance Agency and each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Banks are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Agency. All advances are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank.   As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank’s asset size and level of borrowings from the FHLB of Des Moines.  See “Business - Deposit Activities and Other Sources of Funds - Debt.” At December 31, 2022, 1st Security Bank had $10.6 million in FHLB of Des Moines stock, which was in compliance with this requirement.

The FHLB pays dividends quarterly, and 1st Security Bank received $401,000 in dividends during the year ended December 31, 2022.

The Federal Home Loan Banks continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of 1st Security Bank FHLB stock may result in a decrease in net income.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2022, 1st Security Bank aggregate recorded loan balances for construction, land development and land loans were 106.5% of regulatory capital. In addition, at December 31, 2022, 1st Security Bank loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 293.9% of regulatory capital.

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

Dividends. Dividends from 1st Security Bank constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank, without the approval of the Director of the DFI. The Bank paid $9.1 million in dividends to the holding company in 2022.

The amount of dividends actually paid during any one period will be strongly affected by 1st Security Bank’s policy of maintaining a strong capital position. Federal law further limits and can prohibit dividends when an institution does not meet the capital conservation buffer requirement and provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

Affiliate Transactions. FS Bancorp and 1st Security Bank are separate and distinct legal entities. FS Bancorp (and any non-bank subsidiary of FS Bancorp) is an affiliate of 1st Security Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be “covered transactions” under Section 23A of the Federal Reserve Act and between a bank and an affiliate are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. 1st Security Bank is also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, and in connection with certain applications by a bank holding company, such as bank acquisitions. An unsatisfactory rating may be the basis for denial of certain applications. 1st Security Bank received a “satisfactory” rating during its most recent CRA examination.

Privacy Standards and Cybersecurity.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers.  Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors.  These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.  These regulations require 1st Security Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.  In addition, other federal and state cybersecurity and data privacy laws and regulations may expose 1st Security Bank to risk and result in certain risk management costs.  In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents.  Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred.  Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector.  Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.  Compliance with the new rule was required by May 1, 2022.  Noncompliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on, all prior and present “owners and operators” of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including 1st Security Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts.  In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020, to support lending to households and businesses.  The Federal Reserve has indicated that it has no plans to re-impose reserve requirements but may do so in the future if conditions warrant.  At December 31, 2022, the Bank was in compliance with the reserve requirements in place at the time.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. 1st Security Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, 1st Security Bank is generally subject to supervision and enforcement by the FDIC and the DFI with respect to compliance with federal and state consumer financial protection laws and regulations.

1st Security Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, these include the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. In addition, The USA PATRIOT Act, requires banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations. Failure to comply with these laws and regulations can subject 1st Security Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Regulation and Supervision of FS Bancorp

General. FS Bancorp is a bank holding company registered with the Federal Reserve and is the sole shareholder of 1st Security Bank. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations promulgated there under. This regulation and oversight is generally intended to ensure that FS Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of 1st Security Bank.

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

The Bank Holding Company Act. Under the BHCA, FS Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act provides that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial stress to the bank. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act. FS Bancorp and any subsidiaries that it may control are considered “affiliates” of 1st Security Bank within the meaning of the Federal Reserve Act, and transactions between 1st Security Bank and its affiliates are subject to numerous restrictions. With some exceptions, FS Bancorp and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by FS Bancorp or its subsidiaries.

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

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the FS Bancorp unless the Federal Reserve has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the FRB takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. In January 2020, the Federal Reserve substantially revised its control regulations. Under the revised rule, control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Where an investor holds less than 25%, the Federal Reserve provides the following four-tiered approach to determining control: (1) less than 5%; (2) 5% -9.99%; (3) 10% - 14.99%; and (4) 15% - 24.99%. In addition to the four tiers, the Federal Reserve takes into account substantive activities, including director service, business relationships, business terms, officer/employee interlocks, contractual powers, and proxy contests for directors. The Federal Reserve Board may require the company to enter into passivity and, if other companies are making similar investments, anti-association commitments. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as will be the case with the FS Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Regulatory Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to 1st Security Bank. At the time of this change, FS Bancorp was considered “well capitalized” (as defined for a bank holding company), and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level.

For additional information, see “Note 14 - Regulatory Capital” of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Restrictions on Dividends and Stock Repurchases. FS Bancorp’s ability to declare and pay dividends is subject to the Federal Reserve limits and Washington law, and may depend on its ability to receive dividends from 1st Security Bank.

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

TAXATION

Federal Taxation

General. FS Bancorp and 1st Security Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2019, and income tax returns have not been audited for the past eight years, 2014 to 2022.

FS Bancorp files a consolidated federal income tax return with 1st Security Bank. Accordingly, any cash distributions made by FS Bancorp to its shareholders would be considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes. For additional information, see “Note 11- Income

Taxes” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Method of Accounting. For federal income tax purposes, FS Bancorp currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Net Operating Loss Carryovers.  The Company may carryforward net operating losses indefinitely.  At December 31, 2022, the Company had no net operating losses.

Corporate Dividends-Received Deduction. FS Bancorp may eliminate from its income dividends received from 1st Security Bank as a wholly-owned subsidiary of FS Bancorp if it elects to file a consolidated return with 1st Security Bank. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

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

Our primary market areas are in the Puget Sound region of Washington and Kitsap, Clallam, Jefferson, Grays Harbor, Thurston, and Benton counties.  In addition, on February 24, 2023, we acquired seven branches which are located in  Klickitat County (2), Washington, and the counties of Lincoln (2), Malheur (1), and Tillamook (2), Oregon.  A return of recessionary conditions or adverse economic conditions in our market areas may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our business, financial condition, and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade, and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

A deterioration in economic conditions in the market areas we serve as a result of inflation, a recession, war, adverse weather conditions, the effects of COVID-19 variants or other factors could result in the following consequences, any of which could have a material adverse effect on the business, financial condition, and results of operations:

●	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;

●	loan delinquencies, problem assets and foreclosures may increase;
●	we may increase our allowance for credit losses on loans ;
●	collateral for our loans may further decline in value, in turn reducing customer’s borrowing power, reducing the value of assets and collateral associated with existing loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●	the amount of our low-cost or noninterest-bearing deposits may decrease.

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

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.

The COVID-19 pandemic could continue to pose risks and could harm our business, our results of operations and the prospects of the Company. The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees, and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.

We could be subject to a number of risks as the result of the COVID-19 pandemic, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for credit losses on loans; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets; a triggering event leading to impairment testing on our goodwill or core deposit and customer relationships intangibles, which could result in an impairment charge; and increased costs as the Company and our regulators, customers and vendors adapt to evolving pandemic conditions.

Risks Related to our Lending Activities

Our loan portfolio possesses increased risk due to a large percentage of consumer loans.

Our consumer loans accounted for $569.6 million, or 25.6% of our total gross loan portfolio as of December 31, 2022, of which $495.9 million (87.1% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $70.6 million (12.4% of total consumer loans) consisted of marine loans secured by boats, and $3.1 million (0.5% of total consumer loans) consisted of other consumer loans, which includes personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for credit losses on loans, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.

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

Indirect home improvement and marine loans are originated through a network of 142 home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, and recently, Texas, Utah, Massachusetts, and Montana.  In addition, we rely on five dealers for 48.1% of our loan volume so the loss of one of these dealers can have a significant effect on our loan origination volume. See “Item 1. Business - Lending Activities - Consumer Lending” and “- Asset Quality.”

Our business could suffer if we are unsuccessful in making, continuing, and growing relationships with home improvement contractors and dealers.

Our indirect home improvement lending, which is the largest component of our consumer loan portfolio, is reliant on our relationships with home improvement contractors and dealers. In particular, our indirect home improvement loan operations depend in large part upon our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. Our indirect home improvement contractor/dealer network is currently comprised of 119 active contractors and dealers with businesses located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, and recently, Texas, Utah, Massachusetts, and Montana with five contractors/dealers responsible for 53.0% of the funded loans dollar volume. Indirect home improvement loans totaled $495.9 million, or 22.3% of our total gross loan portfolio, at December 31, 2022, reflecting approximately 27,000 loans with an average balance of approximately $18,000.

We have relationships with home improvement contractors/dealers; however, the relationships generally are not exclusive, some of them are newly established and they may be terminated at any time. An economic downturn or recession and contraction of credit to both contractors/dealers and their customers, could result in an increase in business closures and our existing contractor/dealer base could experience decreased sales and loan volume, which may have an adverse effect on our business, results of operations and financial condition. In addition, if a competitor were to offer better service or more attractive loan products to our contractor/dealer partners, it is possible that our partners would terminate their relationships with us or recommend customers to our competitors. If we are unable to continue to grow our existing relationships and develop new relationships, our results of operations and financial condition could be adversely affected.

A significant portion of our business involves commercial real estate lending which is subject to various risks that could adversely impact our results of operations and financial condition.

At December 31, 2022, our loan portfolio included $553.8 million of commercial real estate loans, including $334.1 million secured by non-owner occupied commercial real estate properties, and $219.7 million of multi-family real estate loans, or 25.0% of our total gross loan portfolio. Subject to market demand, we have been increasing since 2011, the origination of commercial and multi-family real estate loans. The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four-family residential loans because the repayment of commercial and multi-family real estate loans typically is dependent on the successful operation and income stream of the property securing the loan and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions.

Our focus on these types of loans will increase the risk profile relative to traditional one-to-four-family lenders as we continue to implement our business strategy. Although commercial and multi-family real estate loans are intended to enhance the average yield of the earning assets, they do involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with one-to-four-family loans for a number of reasons. Among other factors, these loans involve larger balances to a single borrower or groups of related borrowers. Since commercial real estate and multi-family real estate loans generally have large balances, if we make any errors in judgment in the collectability of these loans, we may need to significantly increase the provision for credit losses since any resulting charge-offs will be larger on a per loan basis. Consequently, this could materially adversely affect our future earnings.

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

At December 31, 2022, our commercial business loan portfolio included commercial and industrial loans of $196.8 million, or 8.9%, and warehouse lending of $31.2 million, or 1.4%, of our total gross loan portfolio.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Our commercial and industrial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable and collateral securing these loans may fluctuate in value.  This collateral may consist of equipment, inventory, accounts receivable, or other business assets.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid, and may fluctuate in value based on the specific type of business and equipment.  As a result, the availability of funds for the repayment of commercial and industrial business loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower. For additional information related to the risks of warehouse lending, see “Our residential mortgage warehouse lending and construction warehouse lending programs are subject to various risks that could adversely impact our results of operations and financial condition.”

Our residential construction lending is subject to various risks that could adversely impact our results of operations and financial condition.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2022, construction and development loans totaled $342.6 million, or 15.4% of our total gross loan portfolio (excluding $201.7 million of unfunded construction loan commitments), of which $224.4 million were for residential real estate projects. In addition to construction and development loans, the Company had four commercial note-secured lines of credit to residential construction re-lenders with combined commitments of $60.0 million, and an outstanding balance of $31.2 million at December 31, 2022. The underlying collateral risks associated with our commercial construction warehouse lines are similar to the risks related to our residential construction and development loans.

Construction financing is generally considered to involve a higher degree of credit risk than longer term financing on improved, owner-occupied real estate. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Uncertainties inherent in estimating construction costs and the market value of the completed project, as well as the effects of governmental regulation on real property, make it difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Also, construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, making these loans more difficult and costly to monitor.

Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser’s borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.  At December 31, 2022, outstanding construction and development loans totaled $342.6 million of which $165.2 million was comprised of speculative one-to-four-family construction loans and $10.4 million of land acquisition and development loans. Total committed, including unfunded construction and development loans at December 31, 2022 was $537.8 million. Loans on land under development or held for future construction pose additional risks because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. No real estate construction and development loans were nonperforming at December 31, 2022. A material increase in our nonperforming construction and development loans could have a material adverse effect on our financial condition and results of operation.

Our residential mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.

The Company has a residential mortgage warehouse lending program that focuses on five Pacific Northwest mortgage banking companies. Short-term funding is provided to the mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market. Our warehouse lending lines are secured by the underlying notes associated with mortgage loans made to borrowers by the mortgage banking company and we generally require guarantees from the principal shareholder(s) of the mortgage banking company. Because these loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down our outstanding loan before being dispersed to the mortgage bank, interest rate fluctuation is also a key risk factor affecting repayment. At December 31, 2022, we had approved residential warehouse lending lines to four companies in varying amounts from $5.0 million to $15.0 million, for an aggregate amount of $36.0 million. At December 31, 2022, there were no amounts outstanding under these residential warehouse lines, compared to $6.3 million outstanding at December 31, 2021.

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

If our allowance for credit losses on loans is not sufficient to cover actual loan losses, our earnings could be reduced.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an allowance for credit losses on loans to reflect potential defaults and nonperformance, which represents management's best estimate of probable incurred losses inherent in the loan portfolio. The determination of the appropriate level of the allowance for credit losses on loans inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses on loans, we review loans and our historical loss and delinquency experience and evaluate economic conditions. Management also recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb credit losses without significant additional provisions. If our assumptions are incorrect, our allowance for credit losses on loans may not be sufficient to cover actual losses, resulting in additional provisions for credit losses on loans to replenish the allowance for credit losses on loans. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or otherwise require an increase in our provision for credit losses on loans.

In addition, bank regulatory agencies periodically review our allowance for credit losses on loans and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination. Any increase in the provision for credit losses on loans will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2022, $469.5 million, excluding loans held for sale of $20.1 million, or 21.2% of our total loan portfolio was secured by first liens on one-to-four-family residential loans and our home equity lines of credit and second lien mortgages totaled $55.4 million, or 2.5% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which our loans are concentrated may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A decline in economic conditions or in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. In addition, residential loans with high combined loan-to-value ratios will be more sensitive to the fluctuation of property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses which would adversely affect our net income.

Risk Related to Changes in Market Interest Rates

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve has increased the target range for the federal funds rate by 425 basis, including 125 basis points during the fourth calendar quarter of 2022,  to a range of 4.25% to 4.50% as of December 31, 2022.  As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are expected during 2023.  If the  FOMC further increases the targeted federal funds rate, interest rates will likely continue to rise, which will positively impact our net interest income but  may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy.

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

A sustained increase in market interest rates could adversely affect our earnings.  As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in an increasing percentage of our deposits being comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At December 31, 2022, we had $472.2 million in certificates of deposit that mature within one year and $1.40 billion in noninterest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Our net income can also be reduced by the impact that changes in interest rates can have on the fair value of our capitalized mortgage servicing rights (“MSRs”).  At December 31, 2022, we serviced $2.78 billion of loans sold to third parties, and the servicing rights associated with such loans had an amortized cost of $18.0 million and an estimated fair value, at that date, of $35.5 million. Because the estimated life and estimated income to be derived from servicing the underlying loans generally increase with rising interest rates and decrease with falling interest rates, the value of MSRs generally increases as interest rates rise and decreases as interest rates fall. For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings. Changes in interest rates also affect the value of our interest-earning assets and in particular, our investment securities portfolio.  Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2022, the fair value of our investment securities available for sale totaled $229.3 million. Unrealized net losses on these available for sale securities totaled approximately $42.6 million at December 31, 2022 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

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

Our mortgage banking operations provide a significant portion of our noninterest income.  We generate mortgage banking revenues primarily from gains on the sale of one-to-four-family mortgage loans.  The one-to-four-family mortgage loans are sold pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA, USDA Rural Housing, the FHLB, and non-Government Sponsored Enterprise (“GSE”) investors.  These entities account for a substantial portion of the secondary market in residential one-to-four-family mortgage loans.  Any future changes in the one-to-four-family programs, our eligibility to participate in these programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities, could, in turn, materially adversely affect our results of operations.  Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates.  In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in noninterest income.  In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense, and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.  In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers.  If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.  The Company has recorded a holdback reserve of $2.3 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at December 31, 2022.

Our securities portfolio may be negatively impacted by fluctuations in market value, changes in the tax code, and interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2022, we did not incur any credit losses on our securities portfolio.

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

We performed our test for goodwill impairment for fiscal year 2022 and the test concluded that recorded goodwill of $2.3 million was not impaired.  Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price.  Our evaluation of the fair value of goodwill involves a substantial amount of judgment.  If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations, or regulatory capital.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

At December 31, 2022, our nonperforming assets (which consisted of nonaccrual loans, other real estate owned (“OREO”), and other repossessed assets) were $9.2 million or 0.35% of total assets. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our income and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or loss. If we experience increases in nonperforming loans and nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations, as our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity. A significant increase in the level of nonperforming assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile.

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

The Company’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment regarding the most appropriate manner to report the Company’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in the Company’s reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to, the allowance for credit losses on loans, servicing rights, derivative and hedging activity, fair value, income taxes, securities and unfunded commitments and acquisition accounting, including valuing assets and liabilities of an acquired company, including intangible assets such goodwill. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the ACLL or ACL and/or sustain credit losses that are significantly higher than the reserve provided, or recognize significant losses on the impairment of goodwill.  For more information, refer to “Critical Accounting Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service, attacks, misuse, computer viruses, malware, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions, and to protect data about us, our customers, and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services, or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects.  At December 31, 2022, FS Bancorp had $7.2 million in unrestricted cash to support dividend and debt payments.

The markets in which the Company operates are subject to the risk of flooding, mudslides, and other natural disasters.

The Company’s offices are located in Washington and as of February 24, 2023, Oregon. Also, most of the real and personal properties securing the Company’s loans are located in either Washington or Oregon which areas are prone to flooding, mudslides, brush fires, earthquakes, and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major flood, mudslide, brush fire, earthquake or other natural disaster, the Company faces the risk that many of the Company’s borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, a major flood, mudslide, brush fire, earthquake or other natural disaster could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2022, the Company maintained a headquarters office in Mountlake Terrace, Washington, an administrative office in Aberdeen, Washington, 20 full-service bank branches (three of which include loan production offices), seven stand-alone loan production offices, with an aggregate net book value of $25.1 million. The Company owns its headquarters office, its administrative office and 12 of its 20 branch offices.  The remaining branch offices and the seven stand-alone loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  The Company’s leases have remaining lease terms of three months to 7.5 years, some of which include options to extend the leases for up to five years.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are suitable for the Company’s needs. For additional information see “Note 5 - Premises and Equipment” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by the Company at December 31, 2022 was $970,000.  Management has a business continuity plan in place with respect to the data processing system, as well as the Company’s operations as a whole.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.”  At December 31, 2022, there were approximately 207 shareholders of record based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers.

1st Security Bank is a wholly-owned subsidiary of FS Bancorp. Under federal regulations, the dollar amount of dividends 1st Security Bank may pay to FS Bancorp depends upon its capital position and recent net income. Generally, if 1st Security Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by state law and FDIC regulations. See “Item 1. Business - How We Are Regulated - Regulation of 1st Security Bank - Dividends” and “Regulation and Supervision of FS Bancorp - Restrictions on Dividends and Stock Repurchases.”

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

Issuer Purchases of Equity Securities.  The following table summarizes common stock repurchases during the quarter ended December 31, 2022:

				Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan or Program	Plan or Program
October 1, 2022 - October 31, 2022	—	$—	—	$935,803
November 1, 2022 - November 30, 2022	—	—	—	935,803
December 1, 2022 - December 31, 2022	—	—	—	935,803
Total for the quarter	—		$—	$935,803

There were no stock repurchases by the Company during the quarter ended December 31, 2022.  On April 6, 2022, the Company announced that its Board of Directors approved an additional share repurchase program of up to $10.0 million of the Company’s common shares authorized and outstanding in addition to the then remaining $3.8 million of

Company common shares authorized and available for repurchase under the previous share repurchase plan. As of December 31, 2022, $935,803 remained authorized for repurchase under the April 6, 2022 plan through its termination date, June 30, 2023. The actual timing, number and value of shares repurchased under the share repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, price, general business and market conditions, and alternative investment opportunities.  The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ S&P 500 Index (U.S. Stock), SNL U.S. Bank NASDAQ Index, and the SNL Thrift Index. Total return assumes the reinvestment of all dividends and that the value of common stock and bank index was $100 on December 31, 2017.

Total Return Performance
200
150
100
50
Index Value
FS Bancorp, Inc.
S&P 500 Index
S&P U.S. SmallCap Banks Index
S&P 600 Thrifts & Mortgage Finance Index
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

Source: SNL Financial LC, Charlottesville, VA

Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
FS Bancorp, Inc.	100.00	79.35	119.54	104.70	130.64	133.80
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
SNL Bank $1B-$5B	100.00	83.44	104.69	95.08	132.36	116.69
SNL Thrift $1B-$5B	100.00	87.21	117.82	112.28	143.69	116.80

Item 6. [Reserved]

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

Overview

FS Bancorp and its subsidiary bank, 1st Security Bank have been serving the Puget Sound area since 1936. Originally chartered as a credit union, known as Washington’s Credit Union, the credit union served various select employment groups. On April 1, 2004, the credit union converted to a Washington state-chartered mutual savings bank. On July 9, 2012, the Bank converted from mutual to stock ownership and became the wholly owned subsidiary of FS Bancorp.

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches within distinct Western Washington communities, predominately, the Puget Sound area, one loan production office located in the Tri-Cities, and our newest loan production office located in Vancouver, Washington. On February 24, 2023, the Company completed its previously announced Columbia Branch Purchase of seven retail bank branches from Columbia State Bank and acquired approximately $425.5 million in deposits and $65.8 million in loans based on February 24, 2023 financial information (subject to a post-closing confirmation and adjustment review).  The seven acquired branches are located in the communities of  White Salmon and Goldendale, Washington, and Newport, Waldport, Ontario, Manzanita,  and Tillamook, Oregon.  The Columbia Branch Purchase serves to expand our Puget Sound-focused retail footprint into southeast Washington and the state of Oregon as well as providing an opportunity to extend our unique brand of community banking into those communities.

The Company also maintains its long-standing indirect consumer lending platform which operates primarily throughout the West Coast, expanding our partnership with companies present in other states as well. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens our relationships within those markets.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans, including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans.  As part of our expanding lending products, the Company experienced growth in residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy. At December 31, 2022, consumer loans represented 25.6% of the Company’s total gross loan portfolio, up from 24.1% at December 31, 2021.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, as well as commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 119 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, and recently Texas, Utah, Massachusetts, and Montana with five contractor/dealers responsible for 53.0% of the funded loans dollar volume for the year ended December 31, 2022.  The Company funded $315.0 million, or approximately 13,000 loans during the year ended December 31, 2022.

The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
State	Amount	Percent	Amount	Percent
Washington	$102,981	32.7%	$92,125	40.6%
Oregon	73,110	23.2	48,315	21.3
California	59,175	18.8	46,492	20.5
Idaho	22,744	7.2	19,790	8.7
Colorado	14,584	4.6	7,956	3.5
Arizona	5,029	1.6	4,294	1.9
Nevada	4,869	1.5	3,664	1.6
Minnesota	28,503	9.1	4,418	1.9
Texas	572	0.2	—	—
Utah	2,674	0.9	—	—
Massachusetts	137	—	—	—
Montana	577	0.2	—	—
Total fixture secured loans	$314,955	100.0%	$227,054	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $828.8 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $13.5 million through the home lending segment during the year ended December 31, 2022, of which $715.6 million were sold to investors. Of the loans sold to investors, $477.5 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At December 31, 2022, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $20.1 million, totaled $469.5 million, or 21.2%, of the total gross loan portfolio.

For the year ended December 31, 2022, one-to-four-family loan originations and refinancing activity decreased as a result of increased market interest rates, compared to the same period in the prior year when home refinancing surged due to the lowering of market interest rates in response to COVID-19.  Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to 18 months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short-term.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period, and the interest rates paid on these deposits and borrowings.

The Company’s earnings are also significantly affected by fee income from mortgage banking activities, the provision for credit losses on loans, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision for credit losses on loans of $6.6 million for the year ended December 31, 2022, compared to $500,000 for the same period one year ago, primarily due to loan growth.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.  Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Allowance for Credit Losses on Loans (“ACLL”). The ACLL is the amount estimated by management as necessary to cover expected losses in the loan portfolio at the balance sheet date. The ACLL is established through the provision for credit losses on loans, which is charged to income. A high degree of judgment is necessary when determining the amount of the ACLL. Among the material estimates required to establish the ACLL are: probability of default; loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the ACLL at least quarterly and establishes the provision for credit losses on loans based upon an evaluation of the portfolio, past loss experience, current economic conditions, reasonable and supportable forecasts, and other factors related to the collectability of the loan portfolio. Although the Company believes that use of the best information available currently establishes the ACLL, future adjustments to the ACLL may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. As the Company adds new products to the loan portfolio and expands the Company’s market area, management intends to enhance and adapt the methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the ACLL in any given period.

Because current economic conditions and forecasts can change and future events make it inherently difficult to predict the anticipated amount of estimated credit losses on loans, management's determination of the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may move independently of one another, such that improvement in one or certain factors may offset deterioration in others. Management believes that its systematic methodology continues to be appropriate.

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as the CECL model, which was early adopted by the Company and effective January 1, 2022. For additional information on CECL see “Note 1 - Basis of Presentation and Summary of Significant Accounting

Policies – Application of New Accounting Guidance Adopted in 2022” of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Servicing Rights. Servicing assets are recognized as separate assets when rights are acquired through the purchase or through the sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, the value of servicing is capitalized during the month of sale. Fair value is based on market prices for comparable mortgage contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses.  The valuation of servicing rights is based on various assumptions which are set forth in ‘Note 4 - Servicing Rights” of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. It also provides sensitivity analysis based on the assumptions used. The sensitivity analyses are hypothetical and have been provided to indicate the potential impact that changes in assumptions may have on the estimate of the fair value of the servicing rights.

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

Income Taxes. Income taxes are reflected in the Company’s consolidated financial statements to show the tax effects of the operations and transactions reported in the consolidated financial statements and consist of taxes currently payable plus deferred taxes. ASC 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. Deferred tax assets and liabilities result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting. The deferred income tax provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period. In formulating the deferred tax asset, the Company is required to estimate income and taxes in the jurisdiction in which the Company operates. This process involves estimating the actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for credit losses, for tax and financial reporting purposes.

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax assets and liabilities are temporary differences deductible or payable in future periods. The Company had net deferred tax assets of $6.7 million and net deferred tax liabilities of $1.2 million at December 31, 2022 and 2021, respectively.

Goodwill and Other Intangibles. The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value. Goodwill and indefinite-lived assets are not amortized but are subject, at a minimum, to annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend beyond 10 years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. In determining the reasonableness of cash flow estimates, the Company reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

The Company’s annual assessment of potential goodwill impairment was completed during the fourth quarter of 2022. Based on the results of this assessment, no goodwill impairment was recognized. Because of current economic conditions the Company continues to monitor goodwill and other intangible assets for impairment indicators throughout the year.

On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to these estimates can be found in “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The Company’s accounting policies are discussed in detail in “Note 1 - Basis of Presentation and Summary” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Our Business and Operating Strategy and Goals

The Company’s primary objective is to operate 1st Security Bank as a well-capitalized, profitable, independent, community-oriented financial institution, serving customers in its primary market area defined generally as the greater Puget Sound market area. The Company’s strategy is to provide innovative products and superior customer service to small businesses, industry and geographic niches, and individuals located in its primary market area.  Services are currently provided to communities through the main office, 20 full-service bank branches and seven stand-alone loan production offices, and are supported with 24/7 access to on-line banking and participation in a worldwide ATM network.

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

Maintaining strong asset quality. The Company believes that strong asset quality is a key to long-term financial success. The percentage of nonperforming loans to total gross loans were 0.39% and 0.33% at December 31, 2022 and 2021, respectively.  The percentage of nonperforming assets to total assets were 0.35% and 0.25% at December 31, 2022 and 2021, respectively.  The Company has actively managed the delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon which were foreclosed or repossessed, work-outs of classified assets and loan charge-offs. In the past several years, the Company also began emphasizing consumer loan originations to borrowers with higher credit scores, generally, credit scores over 720 (although the policy allows us to go lower). Although the Company plans to place more emphasis on certain lending products, such as commercial and multi-family real estate loans, construction and development loans, including speculative residential construction loans, and commercial business loans, while growing the current size of the one-to-four-family residential mortgage loans and the consumer loan portfolios, the Company continues to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

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

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Assets. Total assets increased $346.5 million, to $2.63 billion at December 31, 2022, from $2.29 billion at December 31, 2021, primarily due to increases in loans receivable, net of $462.3 million, total cash and cash equivalents of $14.9 million, deferred tax assets, net of $6.7 million, Federal Home Loan Bank (“FHLB”) stock of $5.8 million, other assets of $5.0 million, accrued interest receivable of $3.6 million, operating lease right-of-use of $1.7 million, and servicing rights of $1.0 million, partially offset by decreases in loans held for sale of $105.7 million, securities available-for-sale of $42.1 million, certificates of deposit at other financial institutions of $5.8 million, and premises and equipment, net of $1.5 million. The increase in total assets was primarily funded by deposit growth and borrowings during the year ended December 31, 2022.

Loans receivable, net, increased $462.3 million, to $2.19 billion at December 31, 2022, from $1.73 billion at December 31, 2021. Total real estate loans increased $331.0 million, including increases in one-to-four-family portfolio loans of $103.3 million, construction and development loans of $102.0 million, commercial real estate loans of $69.6 million, multi-family loans of $41.6 million, and home equity loans of $14.4 million.  Undisbursed construction and development loan commitments increased $19.4 million, or 10.6%, to $201.7 million at December 31, 2022, as compared to $182.3 million at December 31, 2021. Consumer loans increased $147.5 million, primarily due to increases of $159.7 million in indirect home improvement loans, partially offset by a decrease of $12.2 million in marine loans. Commercial business loans decreased $13.8 million due to a decrease in commercial and industrial loans of $11.8 million as a result of the repayment of $23.8 million in PPP loans, and a decrease in warehouse lending of $2.0 million reflecting the recent increase in residential mortgage interest rates and reduced refinance activity.  The decrease in commercial and industrial loans resulting from the repayment of PPP loans was partially offset by the focused increase in commercial and industrial loans tied to the Bank’s investment in our business lending platform, including employees to service business lending customers and cash management teams to support business deposits.

Loans held for sale, consisting of one-to-four-family loans, decreased by $105.7 million, or 84.0%, to $20.1 million at December 31, 2022, compared to $125.8 million at December 31, 2021.  Higher market rates in 2022 reduced purchase and refinance activity. The Company continues to invest in its home lending operations and strategically adds production staff in the markets we serve.

One-to-four-family loan originations for the year ended December 31, 2022, included $580.3 million of loans originated for sale, $235.0 million of portfolio loans including first and second liens, and $13.5 million of loans brokered to other institutions.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

(Dollars in thousands)	For the Year Ended December 31,
	2022		2021
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$664,361	80.2%	$869,108	55.9%	$(204,747)	(23.6)%
Refinance	164,380	19.8	685,727	44.1	(521,347)	(76.0)
Total	$828,741	100.0%	$1,554,835	100.0%	$(726,094)	(46.7)%

During the year ended December 31, 2022, the Company sold $715.6 million of one-to-four-family loans, compared to sales of $1.42 billion one year ago. The decrease in loan purchase and refinance activity, as well as sales activity, compared to the prior year reflects the impact of rising interest rates.  The cash margin on loans sold, net of deferred fees and capitalized expenses, decreased to 1.39% for the year ended December 31, 2022, compared to 2.69% for the year ended December 31, 2021.  Margin reported is based on actual loans sold into the secondary market and the related value of capitalized servicing, partially offset by recognized deferred loans fees and capitalized expenses.  The gross cash margins on loans sold, were 2.78% and 3.97% for the year ended December 31, 2022 and 2021, respectively.  Gross cash margins on loans sold is defined as the margin on loans sold without the impact of deferred loan costs.

The ACLL was $28.0 million, or 1.26% of gross loans receivable, excluding loans held for sale at December 31, 2022, compared to $25.6 million, or 1.46% of gross loans receivable, excluding loans held for sale, at December 31, 2021. The increase was primarily due to an increase in the provision for credit losses on loans of $6.1 million during the period due to loan growth, partially offset with the one-time cumulative-effect adjustment of $2.9 million as of the CECL adoption date. The allowance for credit losses - unfunded loan commitments increased $2.0 million to $2.5 million at December 31, 2022, from $499,000 at December 31, 2021, primarily due to the one-time cumulative-effect adjustment of $2.4 million as of the CECL adoption date and increases in unfunded commitments.

Loans classified as substandard increased to $20.2 million at December 31, 2022, compared to $18.1 million at December 31, 2021. This increase in substandard loans was primarily due to increases of $4.5 million in commercial real estate loans, $522,000 in indirect home improvement loans, and $450,000 in  one-to-four-family loans, partially offset by a decrease of $3.3 million in commercial and industrial loans.  Nonperforming loans, consisting solely of nonaccrual loans, increased $2.9 million to $8.7 million at December 31, 2022, from $5.8 million at December 31, 2021.  At December 31, 2022, nonperforming loans consisted of $6.3 million in commercial business loans, $1.1 million of indirect home improvement loans, $920,000 in one-to-four-family loans, $267,000 in marine loans, $46,000 of home equity loans and $9,000 of other consumer loans.  The ratio of nonperforming loans to total gross loans was 0.39% at December 31, 2022, compared to 0.33% at December 31, 2021.  There was one OREO property totaling $570,000 at December 31, 2022, compared to none at December 31, 2021.  At December 31, 2022, the Company had two commercial business loans that were classified as TDRs totaling $3.7 million on nonaccrual status. See “Item 1. Business - Lending Activities - Asset Quality” of this Form 10-K for additional information regarding the Company’s nonperforming loans.

Liabilities. Total liabilities increased $362.3 million to $2.40 billion at December 31, 2021, from $2.04 billion at December 31, 2021, primarily due to increases of $212.0 million in deposits, $144.0 million in borrowings, and $5.8 million in other liabilities.

Total deposits increased $212.0 million to $2.13 billion at December 31, 2022, from $1.92 billion at December 31, 2021.  Certificates of deposits increased $369.1 million to $729.8 million at December 31, 2022, from $360.7 million at December 31, 2021.  Transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) decreased $119.5 million to $689.3 million at December 31, 2022, from $808.8 million at December 31, 2021, primarily due to a $92.9 million decrease in interest-bearing checking and a $26.4 million decrease in noninterest-bearing checking. Money market and savings accounts decreased $37.6 million, to $708.6 million at December 31, 2022, from $746.3 million at December 31, 2021.  A portion of our wholesale funding activity has been tied to liability interest rate swap arrangements of $90.0 million that are funded with 90-day liabilities, as discussed below.

Deposits are summarized as follows at the years indicated:

(Dollars in thousands)	December 31,
	2022	2021
Noninterest-bearing checking (1)	$537,938	$564,360
Interest-bearing checking (1)(2)	135,127	228,024
Savings	134,358	193,922
Money market (3)	574,290	552,357
Certificates of deposit less than $100,000 (4)	440,785	186,974
Certificates of deposit of $100,000 through $250,000	195,447	116,206
Certificates of deposit of $250,000 and over (5)	93,560	57,512
Escrow accounts related to mortgages serviced (6)	16,236	16,389
Total	$2,127,741	$1,915,744

_______________________________

(1)	Interest-bearing checking balances as of December 31, 2021, were revised due to misclassification of certain checking products in previous periods. As a result of the misclassification, interest-bearing checking balance as of December 31, 2021, of $121.2 million were reclassified to noninterest-bearing checking for comparative purposes. Balances as of the dates and average values included herein have been revised to reflect the reclassification.
(2)	Includes $2.3 million and $90.0 million of brokered deposits at December 31, 2022 and December 31, 2021, respectively.
(3)	Includes $59.7 million and $5.0 million of brokered certificates of deposit at December 31, 2022 and December 31, 2021, respectively.
(4)	Includes $332.0 million and $97.6 million of brokered deposits at December 31, 2022 and December 31, 2021, respectively.
(5)	Time deposits that meet or exceed the FDIC insurance limit
(6)	Noninterest-bearing checking.

Borrowings comprised of FHLB advances, increased $144.0 million to $186.5 million at December 31, 2022, from $42.5 million at December 31, 2021, which were used to fund loan growth.

Management entered into two liability interest rate swap arrangements designated as cash flow hedges during 2020 and one liability interest rate swap arrangement in 2020 to lock the expense costs associated with $90.0 million in brokered deposits and borrowings.  The average cost of these $90.0 million in notional pay fixed interest rate swap agreements was 73 basis points for which the Bank pays a fixed rate of 73 basis points to the interest rate swap counterparty, compared to the quarterly reset of three-month LIBOR that will adjust quarterly. Management entered into two asset interest rate swap arrangements designated as fair value hedges in 2022 to offset changes in the fair value of $60.0 million in available for sale securities due to rising interest rates.  The average cost of these $60.0 million in notional pay fixed interest rate swap agreements was 256 basis points for which the Bank will pay a fixed rate of 256 basis points to the interest rate swap counterparty, compared to receiving the monthly reset of SOFR. Management will continue to implement processes to match balance sheet funding duration and minimize interest rate risk and costs.

Stockholders’ Equity. Total stockholders’ equity decreased $15.8 million, to $231.7 million at December 31, 2022, from $247.5 million at December 31, 2021.  The decrease in stockholders’ equity during the year ended December 31, 2022, was primarily due to net unrealized losses in securities available-for-sale of $32.9 million, common stock repurchases of $16.4 million and cash dividends paid of $7.1 million, partially offset by net income of $29.6 million. In addition, the adoption of CECL on January 1, 2022, resulted in a $297,000 increase to retained earnings reflecting the combined impact of the $2.9 million decrease to our ACLL and a $2.4 million increase to the allowance for credit losses - unfunded commitments as of the adoption date.  The Company repurchased 550,680 shares of its common stock during the year ended December 31, 2022, at an average price of $29.85 per share.  Book value per common share was $30.42 at December 31, 2022, compared to $30.75 at December 31, 2021.

We calculated book value based on common shares outstanding of 7,736,185 at December 31, 2022, less 118,530 unvested restricted stock shares for the reported common shares outstanding of 7,617,655. Common shares outstanding was calculated using 8,169,887 shares at December 31, 2021, less 121,672 unvested restricted stock shares for the reported common shares outstanding of 8,048,215.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2022. Income and all average balances are monthly average balances. Nonaccrual loans have been included in the table as loans carrying a zero yield.  The yields on tax-exempt municipal bonds have not been computed on a tax equivalent basis.

	Year Ended December 31,
	2022			2021			2020
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned	Yield/	Balance	Earned	Yield/	Balance	Earned	Yield/
(Dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net and loans held for sale (1) (2)	$2,014,017	$111,648	5.54%	$1,762,832	$90,737	5.15%	$1,576,975	$84,128	5.33%
Taxable mortgage-backed securities	86,626	1,842	2.13	75,493	1,690	2.24	68,739	1,593	2.32
Taxable AFS investment securities	60,729	1,431	2.36	56,063	1,152	2.05	47,344	1,105	2.33
Tax-exempt AFS investment securities	130,744	2,488	1.90	97,471	1,733	1.78	39,721	795	2.00
Taxable HTM Investment securities	8,084	409	5.06	7,500	380	5.07	2,441	123	5.04
FHLB stock	7,231	401	5.55	5,494	256	4.66	8,079	394	4.88
Interest-bearing deposits at other financial institutions	32,689	475	1.45	93,435	426	0.46	100,783	699	0.69
Total interest-earning assets	2,340,120	118,694	5.07	2,098,288	96,374	4.59	1,844,082	88,837	4.82

Interest-bearing liabilities:
Savings and money market	781,763	3,775	0.48	661,199	1,604	0.24	476,589	2,457	0.52
Interest-bearing checking	176,204	495	0.28	203,230	282	0.14	210,759	388	0.18
Certificates of deposit	459,594	5,150	1.12	464,921	5,043	1.08	535,047	9,135	1.71
Borrowings	102,571	3,052	2.98	63,128	1,074	1.70	147,836	1,961	1.33
Subordinated note	49,425	1,942	3.93	44,160	1,722	3.90	9,899	776	7.84
Total interest-bearing liabilities	1,569,557	14,414	0.92%	1,436,638	9,725	0.68%	1,380,130	14,717	1.07%

Net interest income		$104,280			$86,649			$74,120
Net interest rate spread			4.15%			3.91%			3.75%
Net earning assets	$770,563			$661,650			$463,952
Net interest margin			4.46%			4.13%			4.02%
Average interest-earning assets to average interest-bearing liabilities	149.09%			146.06%			133.62%

____________________________

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Includes net deferred fee recognition of $8.3 million, $9.4 million and $5.4 million for the years ended December 31, 2022, 2021, 2020, respectively.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods indicated. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2022 vs. 2021			Year Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable, net and loans held for sale(1)	$12,929	$7,982	$20,911	$9,915	$(3,306)	$6,609
Taxable mortgage-backed securities	249	(97)	152	157	(60)	97
Taxable AFS Investment securities	96	183	279	204	(157)	47
Tax-exempt AFS investment securities	592	163	755	1,155	(217)	938
Taxable HTM Investment securities	30	(1)	29	255	2	257
FHLB stock	81	64	145	(126)	(12)	(138)
Interest-bearing deposits at other financial institutions	(277)	326	49	(51)	(222)	(273)
Total interest-earning assets	$13,700	$8,620	$22,320	$11,509	$(3,972)	$7,537

Interest-bearing liabilities:
Savings and money market	$292	$1,879	$2,171	$952	$(1,805)	$(853)
Interest-bearing checking	(38)	251	213	(13)	(93)	(106)
Certificates of deposit	(58)	165	107	(1,197)	(2,895)	(4,092)
Borrowings	671	1,307	1,978	(1,124)	237	(887)
Subordinated note	205	15	220	2,686	(1,740)	946
Total interest-bearing liabilities	$1,072	$3,617	$4,689	$1,304	$(6,296)	$(4,992)

Net change in net interest income			$17,631			$12,529

__________________________

(1)	The average loans receivable, net balances include nonaccrual loans.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

General. Net income was $29.6 million for the year ended December 31, 2022, and  $37.4 million for the year ended December 31, 2021. The decrease in net income was primarily the result of a $19.4 million, or 51.7% reduction in noninterest income, primarily due to a decrease in gain on sale of loans, a $5.7  million, or 1,143.4% increase in the provision for credit losses on loans, and a $2.9 million, or 3.9% increase in noninterest expense, partially offset by a $17.6 million, or 20.3% increase in net interest income and a $2.7 million, or 26.7% decrease in the provision for income tax expense.

Net Interest Income. Net interest income increased $17.6 million, to $104.3 million for the year ended December 31, 2022, from $86.6 million for the year ended December 31, 2021. This increase was primarily the result of increased balances in higher yielding loans and an improved mix of loans versus other interest-earning assets.  Interest income increased $22.3 million, primarily due to an increase of $20.9 million in interest income on loans receivable, including fees, impacted primarily by organic loan growth.  Interest expense increased $4.7 million, primarily as a result of repricing deposit rates and an increase in higher cost borrowings and brokered deposits.

The net interest margin (“NIM”) increased  33 basis points to 4.46% for the year ended December 31, 2022, from 4.13% for the same period in the prior year. The increase in NIM reflects new loan originations at higher market interest rates, variable rate interest-earning assets repricing higher following recent increases in market interest rates, and an improved asset mix of higher yielding assets as lower yielding excess cash funded higher yielding loans.  The benefit from higher yields and increased interest-earning assets was partially offset by rising deposit and borrowing costs.  Increases in average balances of higher costing CDs and borrowings placed additional pressure on the NIM.  Management remains focused on matching deposit/liability duration with the duration of loans/assets where appropriate.

Interest Income.  Interest income for the year ended December 31, 2022, increased $22.3 million, to $118.7 million, from $96.4 million for the year ended December 31, 2021. The increase during the year was attributable to an increase in the average balance of total interest-earning assets and to a lesser extent, a 48 basis point increase in the average yield earned on interest-earning assets, primarily loans receivable, net and loans held for sale as indicated in the table below.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2022 and 2021:

(Dollars in thousands)	Year Ended December 31,
	2022		2021
	Average		Average		$ Change
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale	$2,014,017	5.54%	$1,762,832	5.15%	$20,911
Taxable mortgage-backed securities	86,626	2.13	75,493	2.35	152
Taxable AFS investment securities	60,729	2.36	56,063	1.79	279
Tax-exempt AFS investment securities	130,744	1.90	97,471	1.85	755
Taxable HTM investment securities	8,084	5.06	7,500	5.07	29
FHLB stock	7,231	5.55	5,494	4.66	145
Interest-bearing deposits at other financial institutions	32,689	1.45	93,435	0.46	49
Total interest-earning assets	$2,340,120	5.07%	$2,098,288	4.59%	$22,320

___________________________

(1)	The average loans receivable, net balances include nonaccrual loans.

Interest Expense. Interest expense increased $4.7 million, to $14.4 million for the year ended December 31, 2022, from $9.7 million for the prior year, primarily due to an increase in interest expense on deposits of $2.5 million and an increase in higher cost borrowings of $2.0 million. The average cost of funds for total interest-bearing liabilities increased 24 basis points to 0.92% for the year ended December 31, 2022, compared to 0.68% for the year ended December 31, 2021.  This increase was predominantly due to the increase in the average rates paid on deposits and borrowings reflecting the increase in market rates during 2022. The average cost of interest-bearing deposits increased 14 basis points to 0.66% for the year ended December 31, 2022, compared to 0.52% for the year ended December 31, 2021, reflecting higher market interest rates.  Total funding costs factoring in average outstanding noninterest-bearing deposits of $580.0 million during 2022 was 0.67%, compared to total funding costs factoring in average outstanding noninterest-bearing deposits of $486.3 million during 2021 of 0.51%.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the years ended December 31, 2022 and 2021:

(Dollars in thousands)	Year Ended December 31,
	2022		2021
	Average		Average		$ Change
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$781,763	0.48%	$661,199	0.24%	$2,171
Interest-bearing checking	176,204	0.28	203,230	0.14	213
Certificates of deposit	459,594	1.12	464,921	1.08	107
Borrowings	102,571	2.98	63,128	1.70	1,978
Subordinated note	49,425	3.93	44,160	3.90	220
Total interest-bearing liabilities	$1,569,557	0.92%	$1,436,638	0.68%	$4,689

Provision for Credit Losses. For the year ended December 31, 2022, the provision for credit losses on loans was $6.6 million as calculated under CECL, compared to $500,000 for the year ended December 31, 2021 as calculated under the prior incurred loss methodology. The provision for credit losses on loans reflects the increase in total loans receivable, partially offset with the one-time cumulative-effect adjustment of $2.9 million as of the CECL adoption date. For the year ended December 31, 2022, the Company recorded a negative provision for credit losses on unfunded commitments of $365,000, compared to a provision of $92,000 for the year ended December 31, 2021. The decrease was attributable to a change in methodology as a result of the adoption of CECL, as well as decreases in total unfunded commitments during the year.

During the year ended December 31, 2022, net charge-offs totaled $1.4 million, compared to $1.0 million during the year ended December 31, 2021.   The increase in net charge-offs was primarily due to increases in the following loan categories: $326,000 in other consumer loans (which includes deposit overdraft net charge-offs of $301,000), and $94,000 in marine loans, partially offset by decreases of $38,000 in commercial business loans and $12,000 in indirect home improvement loans.  A further decline in national and local economic conditions, as a result of current economic factors, could result in a material increase in the allowance for credit losses and may adversely affect the Company’s financial condition and result of operations.

The following table details activity and information related to the allowance for credit losses on loans for the years ended December 31, 2022 and 2021:

	At or For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Provision for credit losses on loans	$6,623	$500
Net charge-offs	$1,407	$1,037
Allowance for credit losses on loans	$27,992	$25,635
Allowance for credit losses on loans as a percentage of total gross loans receivable at year end	1.26%	1.46%
Nonperforming loans	$8,652	$5,829
Allowance for credit losses on loans as a percentage of nonperforming loans at year end	323.49%	440.24%
Nonperforming loans as a percentage of gross loans receivable at year end	0.39%	0.33%
Total gross loans	$2,218,852	$1,754,175

Management considers the ACLL at December 31, 2022, to be adequate to cover forecasted losses in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of allowance for credit losses on loans is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income decreased $19.4 million, to $18.1 million for the year ended December 31, 2022, from $37.5 million for the year ended December 31, 2021. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31,		Increase/(Decrease)
(Dollars in thousands)	2022	2021	Amount	Percent
Service charges and fee income	$8,525	$4,349	$4,176	96.0%
Gain on sale of loans	7,917	31,083	(23,166)	(74.5)
Earnings on cash surrender value of BOLI	876	866	10	1.2
Other noninterest income	790	1,215	(425)	(35.0)
Total noninterest income	$18,108	$37,513	$(19,405)	(51.7)%

The year over year decreases include a $23.2 million, or 74.5% decrease in gain on sale of loans, primarily due to a reduction in origination and sales volume of loans held for sale and a reduction in gross margins of sold loans, partially offset by a $4.2 million increase in service charges and fee income as a result of less MSR amortization reflecting increased market interest rates and increased servicing fees from non-portfolio service loans.  Gross margins on home loan sales decreased to 2.78% for the year ended December 31, 2022, from 3.97% for the year ended December 31, 2021.

Noninterest Expense. Noninterest expense increased $2.9 million, to $79.2 million for the year ended December 31, 2022, from $76.2 million for the year ended December 31, 2021. The following table provides an analysis of the changes in the components of noninterest expense:

	Year Ended December 31,		(Decrease)/Increase
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and benefits	$47,632	$49,721	$(2,089)	(4.2)%
Operations	10,743	10,791	(48)	(0.4)
Occupancy	5,165	4,892	273	5.6
Data processing	6,062	4,951	1,111	22.4
Loss on sale of OREO	—	9	(9)	(100.0)
Loan costs	2,718	2,795	(77)	(2.8)
Professional and board fees	3,154	3,181	(27)	(0.8)
FDIC insurance	1,224	636	588	92.5
Marketing and advertising	897	634	263	41.5
Acquisition cost	898	—	898	100.0
Amortization of core deposit intangible	691	691	—	—
(Recovery) impairment of servicing rights	(1)	(2,059)	2,058	(100.0)
Total noninterest expense	$79,183	$76,242	$2,941	3.9%

The increase in noninterest expense was primarily due to a reduction in the recovery of servicing rights to $1,000 from $2.1 million, along with increases of $1.1 million in data processing, $898,000 in acquisition costs related to the pending Columbia Branch Acquisition, $588,000 in FDIC insurance, $273,000 in occupancy, and $263,000 in marketing and advertising expenses, partially offset by a decrease of $2.1 million in salaries and benefits, primarily due to a reduction in incentive compensation and commissions.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, rose to, 64.70% for the year ended December 31, 2022, compared to 61.41% for the year ended December 31, 2021, primarily as a result of a decrease in noninterest income and an increase in noninterest expense as noted above.

Provision for Income Tax. For the year ended December 31, 2022, the Company recorded a provision for income tax expense of $7.3  million on pre-tax income of $37.0 million, as compared to a provision of income tax expense of $10.0 million on pre-tax income of $47.4 million for the year ended December 31, 2021. There was a net deferred tax asset of $6.7 million and a net deferred tax liability of $1.2 million at December 31, 2022 and 2021, respectively. The effective corporate income tax rates for the years ended December 31, 2022 and 2021 were 19.8% and 21.1%, respectively.  For additional information regarding income taxes, see “Note 11 - Income Taxes” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

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

Economic Risk. Economic risk is the risk that the underlying value of a bank will change when rates change. This can be caused by a change in value of the existing assets and liabilities (this is called Economic Value of Equity or EVE), or a change in the earnings stream (this is caused by interest rate risk). The Company takes economic risk primarily when fixed rate loans are made, or purchase fixed-rate investments, or issue long term certificates of deposit or take fixed-rate FHLB advances. It is the risk that interest rates will change and these fixed-rate assets and liabilities will change in value. This change in value usually is not recognized in the earnings, or equity (other than marking to market securities available-for-sale or fair value adjustments on loans held for sale). The change is recognized only when the assets and liabilities are liquidated. Although the change in market value is usually not recognized in earnings or in capital, the impact is real to the long-term value of the Company. Therefore, the Company will control the level of economic risk by limiting the amount of long-term, fixed-rate assets it will have and by setting a limit on concentrations and maturities of securities.

Interest Rate Risk. If the Federal Reserve changes the Fed Funds rate 100, 200 or 300 basis points, the Bank policy dictates that a change in net interest income should not change more that 7.5%, 15% and 30%, respectively.

The table presented below, as of December 31, 2022, is an analysis prepared for the Company by a third-party consultant utilizing various market and actual experience-based assumptions. The table represents a static shock to the net interest income using instantaneous and sustained shifts in the yield curve, in 100 basis point increments, up and down 100 basis points. The results reflect a projected income statement with minimal exposure to instantaneous changes in interest rates. These results are primarily based upon historical prepayment speeds within the consumer lending portfolio in combination with the above average yields associated with the consumer portfolio if those prepayments do not occur.  The table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2022.

Change in Interest	Net Interest Income
Rates in Basis Points	Amount	Change	Change

	(Dollars in thousands)
+300bp	$114,787	$1,146	1.01%
+200bp	114,777	1,136	1.00
+100bp	114,370	729	0.64
0bp	113,641	—	—
-100bp	111,875	(1,465)	(1.55)
-200bp	109,031	(4,610)	(4.06)
-300bp	104,140	(9,502)	(8.36)

In managing the assets/liability mix the Company typically places an equal emphasis on maximizing net interest margin and matching the interest rate sensitivity of the assets and liabilities. From time to time, however, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, the Company may place somewhat greater emphasis on maximizing net interest margin than on strict dollar for dollar categories matching the interest rate sensitivity of the assets and liabilities. Management also believes that the increased net income which may result from a prepayment assumption mismatch in the actual maturity or repricing of the asset and liability portfolios can, during periods of changing interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that 1st Security Bank’s level of interest rate risk is acceptable under this approach.

In evaluating the Company’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2022, the Bank’s total borrowing capacity was $601.7 million with the FHLB of Des Moines, with unused borrowing capacity of $414.8 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans, that qualify as collateral for FHLB advances. At December 31, 2022, the Bank held approximately $840.2 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line of credit with the FRB, with a current limit of $205.8 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at December 31, 2022. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans, that qualify as collateral for FRB line of credit.  At December 31, 2022, the Bank held approximately $579.8 million in loans that qualify as collateral for the FRB line of credit. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $427.0 million at December 31, 2022. Total brokered deposits at December 31, 2022 were $393.9 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2022, the outstanding loan commitments totaled $549.3 million, which included $201.7 million of undisbursed construction and development loan commitments. For information regarding our commitments and off-balance sheet arrangements, see “Note 12 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Securities purchased during the years ended December 31, 2022 and 2021 totaled

$24.0 million and $130.1 million, respectively, and securities repayments, maturities and sales in those periods were $21.2 million and $29.9 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended December 31, 2022 and 2021, the Bank sold $740.4 million and $1.40 billion in loans, respectively.  During the years ended December 31, 2022 and 2021, the Bank received $737.3 million and $899.3 million in principal repayments on loans, respectively.

The Bank’s liquidity has been positively impacted by increases in deposit levels.  During the years ended December 31, 2022 and 2021, deposits increased by $212.0 million and $241.5 million, respectively. Our liquid assets in the form of cash and cash equivalents, CDs at other financial institutions and investment securities decreased to $283.9 million at December 31, 2022 from $315.9 million at December 31, 2021. CDs scheduled to mature in one year or less at December 31, 2022, totaled $472.2 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Bank believes that a majority of maturing  relationship deposits will remain with the Bank.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during the year ending December 31, 2023 that would materially impact liquidity. We also have purchase obligations, generally with remaining terms of less than three years and contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.

For the year ending December 31, 2023, we project that fixed commitments will include $1.5 million of operating lease payments and $182.6 million of scheduled payments and maturities of FHLB advances during the year ending December 31, 2023.  For information regarding our operating leases and FHLB advances, see “Note 6 - Leases” and “Note 9 - Debt”, respectively, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

As a separate legal entity from the Bank, FS Bancorp must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice.  At December 31, 2022, FS Bancorp, Inc. had $7.2 million in unrestricted cash to meet liquidity needs.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued cash dividend payment during 2023 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $1.9 million based on the number of our current outstanding shares as of December 31, 2022.

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2022, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at December 31, 2022, the Bank was considered to be well capitalized.   At December 31, 2022,

the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.3%, 12.5%, 13.7%, and 12.5%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2022, FS Bancorp would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for FS Bancorp at December 31, 2022 were 9.7% for Tier 1 leverage-based capital, 10.7% for Tier 1 risk-based capital, 14.0% for total risk-based capital, and 10.7% for CET 1 capital ratio. For additional information regarding  regulatory capital compliance, see the discussion included in “Note 14 - Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

FS Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2022, due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (Topic 326). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The new credit loss standard is also communicated as a critical audit matter below.

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

Allowance for Credit Losses on Loans

As described in Note 1 and  3 to the consolidated financial statements, the Company’s  allowance for credit losses on loans totaled  $28.0 million as of December 31, 2022. The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of the net amount expected to be collected on loans is based on relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts.

We identified management’s risk-grade grouping of loans, the application of reasonable and supportable forecasts of future economic conditions, and qualitative and environmental adjustments, each of which are used in the calculation of the allowance for credit losses on loans, as a critical audit matter. The Company groups loans by call report code and then by risk-grade grouping. Risk-grade groupings are internally developed based on relevant credit quality indicators for each loan group, and estimated losses for each loan group are based upon risk-grade groupings.  The determination of risk-grade groupings involves significant management judgment. Management utilizes reasonable and supportable forecasts of future economic conditions when estimating the allowance for credit losses on loans. The allowance for credit loss on loans includes a 12-month probability of default forecast based a regression model comparing peer nonperforming loan ratios to the national unemployment rate. The qualitative and environmental adjustments are used to estimate factors that are not captured in the modeled historical losses. In turn, auditing management’s complex judgments regarding the determination of risk grades, forecasted economic conditions, and qualitative and environmental adjustments applied to the allowance for credit losses on loans involved a high degree of auditor judgment due to the nature and extent of the audit evidence and effort required to audit these matters.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design, implementation, and operating effectiveness of controls related to management’s calculation of the allowance for credit losses on loans, including controls over the accuracy of risk rating of loans reasonableness of forecasted economic conditions related to national unemployment and application of qualitative and environmental adjustments.

●	Testing the completeness and accuracy of the data used in the calculation, application of the loan risk grades, application of forecasted economic conditions, and application of qualitative and environmental adjustments all of which are determined by management used in the calculation.

●	Testing a risk-based, targeted selection of loans to gain substantive evidence that the Company is appropriately risk-grading these loans in accordance with its policies, and that the risk grades for the loans are reasonable based on current information available.

●	Obtaining management’s analysis and supporting documentation related to the forecasted economic conditions, and testing whether the forecasted economic conditions used in the calculation of the allowance for credit losses on loans are supported by the analysis provided by management.

●	Obtaining management’s analysis and supporting documentation related to the qualitative and environmental adjustments, and testing whether the adjustments used in the calculation of the allowance for credit losses on loans are supported by the analysis provided by management.
●	Analytically reviewed historical asset quality trends and the overall characteristics of the loan portfolio for areas of directional consistency or bias.

/s/ Moss Adams LLP

Everett, Washington

March 16, 2023

We have served as the Company’s auditor since 2006.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

(Dollars in thousands, except share data)

	December 31,	December 31,
ASSETS	2022	2021
Cash and due from banks	$10,525	$12,043
Interest-bearing deposits at other financial institutions	30,912	14,448
Total cash and cash equivalents	41,437	26,491
Certificates of deposit at other financial institutions	4,712	10,542
Securities available-for-sale, at fair value	229,252	271,359
Securities held-to-maturity, net of allowance for credit losses of $31 and none, respectively (fair value of $7,929 and $8,128, respectively)	8,469	7,500
Loans held for sale, at fair value	20,093	125,810
Loans receivable, net (includes $14,035 and $16,083, at fair value, respectively)	2,190,860	1,728,540
Accrued interest receivable	11,144	7,594
Premises and equipment, net	25,119	26,591
Operating lease right-of-use (“ROU”) assets	6,226	4,557
Federal Home Loan Bank (“FHLB”) stock, at cost	10,611	4,778
Other real estate owned (“OREO”)	570	—
Deferred tax asset, net	6,670	—
Bank owned life insurance (“BOLI”), net	36,799	37,092
Servicing rights, held at the lower of cost or fair value	18,017	16,970
Goodwill	2,312	2,312
Core deposit intangible, net	3,369	4,060
Other assets	17,238	12,195
TOTAL ASSETS	$2,632,898	$2,286,391
LIABILITIES
Deposits:
Noninterest-bearing accounts	$554,174	$580,749
Interest-bearing accounts	1,573,567	1,334,995
Total deposits	2,127,741	1,915,744
Borrowings	186,528	42,528
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(539)	(606)
Total subordinated notes less unamortized debt issuance costs	49,461	49,394
Operating lease liabilities	6,474	4,792
Deferred tax liability, net	—	1,183
Other liabilities	30,997	25,243
Total liabilities	2,401,201	2,038,884
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,736,185 and 8,169,887 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	77	82
Additional paid-in capital	55,187	67,958
Retained earnings	202,065	179,215
Accumulated other comprehensive (loss) income, net of tax	(25,632)	252
Total stockholders’ equity	231,697	247,507
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,632,898	$2,286,391

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, and 2020

(Dollars in thousands, except earnings per share data)

_________________________________________________________________________________________________________________________

	Year Ended
	December 31,
	2022	2021	2020
INTEREST INCOME
Loans receivable, including fees	$111,648	$90,737	$84,128
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	7,046	5,637	4,709
Total interest and dividend income	118,694	96,374	88,837
INTEREST EXPENSE
Deposits	9,420	6,929	11,980
Borrowings	3,052	1,074	1,961
Subordinated notes	1,942	1,722	776
Total interest expense	14,414	9,725	14,717
NET INTEREST INCOME	104,280	86,649	74,120
PROVISION FOR CREDIT LOSSES	6,217	500	13,036
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	98,063	86,149	61,084
NONINTEREST INCOME
Service charges and fee income	8,525	4,349	2,373
Gain on sale of loans	7,917	31,083	48,842
Gain on sale of investment securities	—	—	300
Earnings on cash surrender value of BOLI	876	866	870
Other noninterest income	790	1,215	2,974
Total noninterest income	18,108	37,513	55,359
NONINTEREST EXPENSE
Salaries and benefits	47,632	49,721	38,095
Operations	10,743	10,791	10,471
Occupancy	5,165	4,892	4,736
Data processing	6,062	4,951	4,388
Loss on sale of OREO	—	9	2
OREO expenses	—	—	4
Loan costs	2,718	2,795	2,066
Professional and board fees	3,154	3,181	2,797
Federal Deposit Insurance Corporation (“FDIC”) insurance	1,224	636	829
Marketing and advertising	897	634	530
Acquisition cost	898	—	—
Amortization of core deposit intangible	691	691	706
(Recovery) impairment of servicing rights	(1)	(2,059)	1,969
Total noninterest expense	79,183	76,242	66,593
INCOME BEFORE PROVISION FOR INCOME TAXES	36,988	47,420	49,850
PROVISION FOR INCOME TAXES	7,339	10,008	10,586
NET INCOME	$29,649	$37,412	$39,264
Basic earnings per share	$3.75	$4.48	$4.58
Diluted earnings per share	$3.70	$4.37	$4.49

Share and per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, and 2020

(Dollars in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Net income	$29,649	$37,412	$39,264
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized (loss) gain during period	(41,849)	(5,150)	3,754
Income tax benefit (provision) related to unrealized holding (loss) gain	8,998	1,108	(807)
Reclassification adjustment for realized gain, net included in net income	—	—	(300)
Income tax provision related to reclassification for realized gain, net	—	—	65
Derivative financial instruments:
Unrealized derivative gain (loss) during period	9,844	1,706	(1,429)
Income tax (provision) benefit related to unrealized derivative gain (loss)	(2,116)	(367)	307
Reclassification adjustment for realized (gain) loss, net included in net income	(970)	538	198
Income tax provision (benefit) related to reclassification, net	209	(116)	(43)
Other comprehensive (loss) income, net of tax	(25,884)	(2,281)	1,745
COMPREHENSIVE INCOME	$3,765	$35,131	$41,009

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, and 2020

(Dollars in thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
	Common Stock		Paid-in	Retained	Income (Loss),	ESOP	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Shares	Equity
BALANCE, January 1, 2020	8,918,082	$89	$89,223	$110,715	$788	$(573)	$200,242
Net income	—	$—	—	39,264	—	—	$39,264
Dividends paid ($0.42 per share)	—	$—	—	(3,574)	—	—	$(3,574)
Share-based compensation	—	$—	1,020	—	—	—	$1,020
Restricted stock awards	49,760	$1	—	—	—	—	$1
Common stock repurchased - repurchase plan	(519,086)	$(5)	(9,797)	—	—	—	$(9,802)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(1,640)	$—	(35)	—	—	—	$(35)
Stock options exercised, net	28,796	$—	(161)	—	—	—	$(161)
Other comprehensive loss, net of tax	—	$—	—		1,745		$1,745
ESOP shares allocated	—	$—	1,025	—	—	282	$1,307
BALANCE, December 31, 2020	8,475,912	$85	$81,275	$146,405	$2,533	$(291)	$230,007

BALANCE, January 1, 2021	8,475,912	$85	$81,275	$146,405	$2,533	$(291)	$230,007
Net income	—	$—	—	37,412	—	—	$37,412
Dividends paid ($0.56 per share)	—	$—	—	(4,602)	—	—	$(4,602)
Share-based compensation	—	$—	1,446	—	—	—	$1,446
Restricted stock awards	41,350	$—	—	—	—	—	$—
Common stock repurchased - repurchase plan	(518,383)	$(4)	(13,957)	—	—	—	$(13,961)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(5,970)	$—	(211)	—	—	—	$(211)
Stock options exercised, net	176,978	$1	(2,077)	—	—	—	$(2,076)
Other comprehensive loss, net of tax	—	$—	—	—	(2,281)	—	$(2,281)
ESOP shares allocated	—	$—	1,482	—	—	291	$1,773
BALANCE, December 31, 2021	8,169,887	$82	$67,958	$179,215	$252	$—	$247,507

Share and per share data has been adjusted for all periods to reflect  a two-for-one stock split effective July 14, 2021.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, and 2020 (Continued)

(Dollars in thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Income (Loss),	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2022	8,169,887	$82	$67,958	$179,215	$252	$247,507
Net income	—	$—	—	29,649	—	$29,649
Dividends paid ($0.90 per share)	—	$—	—	(7,096)	—	$(7,096)
Share-based compensation	—	$—	1,971	—	—	$1,971
Issuance of common stock- employee stock purchase plan	16,934	$—	503	—	—	$503
Restricted stock awards	35,050	$—	—	—	—	$—
Cumulative effect of new accounting standard (Topic 326) - impact in year of adoption	—	$—	—	297	—	$297
Common stock repurchased - repurchase plan	(544,530)	$(5)	(15,623)	—	—	$(15,628)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(6,150)	$—	(190)	—	—	$(190)
Stock options exercised, net	64,994	$—	568	—	—	$568
Other comprehensive loss, net of tax	—	$—	—	—	(25,884)	$(25,884)
BALANCE, December 31, 2022	7,736,185	$77	$55,187	$202,065	$(25,632)	$231,697

Share and per share data has been adjusted for all periods to reflect  a two-for-one stock split effective July 14, 2021.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, and 2020

(Dollars in thousands)

	Year Ended December 31,
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES	2022	2021	2020
Net income	$29,649	$37,412	$39,264
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	6,217	500	13,036
Depreciation, amortization and accretion	14,004	15,183	13,618
Compensation expense related to stock options and restricted stock awards	1,971	1,446	1,020
ESOP compensation expense for allocated shares	—	1,773	1,307
Provision (benefit) for deferred income taxes	(844)	1,750	(2,390)
Change in cash surrender value of BOLI	(876)	(866)	(870)
Gain on sale of loans held for sale	(7,321)	(30,977)	(48,842)
Gain on sale of portfolio loans	(596)	(106)	—
Gain on sale of investment securities	—	—	(300)
Origination of loans held for sale	(566,898)	(1,353,636)	(1,730,665)
Proceeds from sale of loans held for sale	708,400	1,444,305	1,670,431
(Recovery) impairment of servicing rights	(1)	(2,059)	1,969
Loss on sale of OREO	—	9	2
Changes in operating assets and liabilities
Accrued interest receivable	(3,550)	(564)	(1,122)
Other assets	2,127	(3,670)	5,511
Other liabilities	2,616	(1,491)	5,714
Net cash from (used by) operating activities	184,898	109,009	(32,317)
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	—	12,214
Maturities, prepayments, and calls	21,201	29,863	37,964
Purchases	(22,968)	(130,138)	(99,390)
Activity in securities held-to-maturity:
Purchases	(1,000)	—	(7,500)
Maturities of certificates of deposit at other financial institutions	5,830	1,736	8,624
Portfolio loan originations and principal collections, net	(534,335)	(214,133)	(189,162)
Proceeds from sale of portfolio loans	39,034	2,699	—
Purchase of portfolio loans	(5,736)	(1,618)	(32,743)
Proceeds from sale of OREO, net	145	81	76
Purchase of premises and equipment	(1,551)	(1,984)	(1,379)
Proceeds from bank owned life insurance death benefits	1,169	—	—
Change in FHLB stock, net	(5,833)	2,661	606
Net cash used by investing activities	(504,044)	(310,833)	(270,690)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	211,935	241,537	281,431
Proceeds from borrowings	3,003,617	148,907	601,158
Repayments of borrowings	(2,859,617)	(272,188)	(520,213)
Dividends paid on common stock	(7,096)	(4,602)	(3,574)
Net proceeds from issuance of subordinated notes	—	49,333	—
Repayment of subordinated notes	—	(10,000)	—
Proceeds (disbursements) from stock options exercised, net	568	(2,076)	(161)

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, and 2020 (Continued)

Common stock repurchased for employee/director taxes paid on restricted stock awards	(190)	(211)	(34)
Issuance of common stock - employee stock purchase plan	503	—	—
Common stock repurchased	(15,628)	(13,961)	(9,802)
Net cash from financing activities	334,092	136,739	348,805
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,946	(65,085)	45,798

CASH AND CASH EQUIVALENTS, beginning of year	26,491	91,576	45,778
CASH AND CASH EQUIVALENTS, end of year	$41,437	$26,491	$91,576
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$10,968	$8,174	$14,584
Income taxes	4,693	11,083	11,685

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized (loss) gain on available-for-sale investment securities	$(41,849)	$(5,150)	$3,454
Change in unrealized gain (loss) on fair value and cash flow hedges	8,857	2,244	(1,231)
Retention in gross mortgage servicing rights from loan sales	5,400	9,760	11,139
OREO received in settlement of loans	145	—	—
Transfer of closed retail branch to OREO	570	—	—
Right-of-use assets in exchange for lease liabilities	3,049	979	1,202

See accompanying notes to these consolidated financial statements.

Tabl Contents

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 20 full-service bank branches, a headquarters that also originates loans and accepts deposits, and loan production offices in suburban communities in the greater Puget Sound area, the Tri-Cities and, our newest one in Vancouver, Washington as of December 31, 2022. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals.  The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

Financial Statement Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans, fair value of financial instruments, the valuation of servicing rights, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

Amounts presented in the consolidated financial statements and footnote tables are rounded and presented to the nearest thousands of dollars except per share amounts.  If the amounts are above $1.0 million, they are rounded one decimal point, and if they are above $1.0 billion, they are rounded two decimal points.

Principles of Consolidation - The consolidated financial statements include the accounts of FS Bancorp and its wholly owned subsidiary, 1st Security Bank.  All material intercompany accounts have been eliminated in consolidation.

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

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2022, for potential recognition or disclosure.

On November 5, 2022, 1st Security Bank entered into a purchase and assumption agreement to acquire seven branches from Columbia State Bank. On February 24, 2023, the Bank completed the purchase of the branches.  The seven branches are located in the communities of Manzanita, Newport, Ontario, Tillamook, and Waldport, Oregon and Goldendale and White Salmon, Washington. In connection with the purchase, the Bank acquired approximately $425.5 million in deposits and $65.8 million in associated loans based on February 24, 2023 financial information and subject to post-closing confirmation and adjustment review.  For additional information see “Note 24 - Recent Developments.”

Error Corrections -  The Company has evaluated error corrections in earnings per share and deposits as follows:

Earnings Per Share

Prior presentations of earnings per share were revised due to the improper inclusion of certain unvested shares of the Company’s commons stock in the denominator of basic and diluted earnings per share. As a result of the inclusion, earnings per share was understated for the years ended December 31, 2021 and 2020. Basic earnings per share for December 31, 2021 was updated to $4.48, from $4.42 as previously reported, and diluted earnings per share was updated to $4.37, from $4.32 as previously reported.  Basic earnings per share for December 31, 2020 was updated to $4.58, from $4.57, as previously reported and diluted earnings per share was unchanged at $4.49.

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

Deposits

Prior presentation of interest-bearing and noninterest-bearing checking balances was revised due to the misclassification of certain checking products in previous periods.  As a result of the misclassification, an interest-bearing checking balance of $121.2 million at December 31, 2021, was reclassified to noninterest-bearing checking for comparative purposes.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco (“FRB”) and have an original maturity of 90 days or less at the time of purchase. At times, cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  At December 31, 2022 and 2021, the Company had $281,000 and $327,000, respectively, of cash and due from banks and interest-bearing deposits at other financial institutions in excess of FDIC insured limits.

Securities - Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums to the earliest callable date and accretion of discounts to the maturity date and, if appropriate, any credit impairment losses. Securities available-for-sale consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in results of operations. Amortization of premiums and accretion of discounts are recognized as adjustments to yield over the contractual lives of the related securities with the exception of premiums for non-contingently callable debt securities which are amortized to the earliest call date, rather than the contractual maturity date.  Dividends and interest income are recognized when earned.

Management no longer evaluates securities for other-than-temporary impairment, as ASC Subtopic 326-30, Financial Instruments - Credit Losses - Available for Sale Debt Securities, changes the accounting for recognizing impairment on available for sale and held to maturity debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component recognized through the Provision for Credit Losses on the Consolidated Statements of Income. (See Note 2 - Investments).

Federal Home Loan Bank Stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain an investment in capital stock of the FHLB in an amount of $2.5 million and 4.0% of advances from the FHLB. The Bank’s required minimum level of investment in FHLB stock is based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2022 and 2021, the Bank’s minimum level of investment requirement in FHLB stock was $10.6 million and $4.8 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at December 31, 2022 and 2021.

Management evaluates FHLB stock for impairment annually. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at December 31, 2022 and 2021, respectively.

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

Other Real Estate Owned - Other real estate owned (“OREO”) is recorded initially at the lower of cost or fair value less selling costs, with any initial charge made to the allowance for credit losses on loans. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

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

Loans Receivable - Loans receivable, are stated at the amount of unpaid principal reduced by an allowance for credit losses on loans and net deferred fees or costs and premiums or discounts. Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned. Loan fees, net of direct origination costs, are deferred and amortized over the life of the loan using the effective yield method. If the loan is repaid prior to maturity, the remaining unamortized net deferred loan origination fee is recognized in income at the time of repayment.

Income Recognition on Nonaccrual Loans and Securities - Interest on loans is accrued daily based on the principal amount outstanding. Generally, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless they are well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off are reversed against interest income. Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are returned to accrual status when the loan is performing according to its contractual terms for at least six months and the collectability of principal and interest is no longer doubtful. While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Allowance for Credit Losses on Held-to-Maturity Securities - Management measures expected credit losses on held-to-maturity securities by individual security. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers credit ratings and historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The held-to-maturity portfolio consists entirely of corporate securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a reserve.

Allowance for Credit Losses on Available-for-Sale Securities - For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not to be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

Changes in the ACL are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities is not included in the estimate of credit losses.

Allowance for Credit Losses on Loans - The allowance for credit losses on loans (“ACLL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. In the case of recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The lookback period in the analysis includes historical data from 2009 to present. Adjustments to historical loss information are made when management determines historical data is not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Accrued interest receivable is excluded from the estimate of credit losses for loans.

Collective Assessment - The ACLL is measured on a collective cohort basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk-grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans.

The Company has elected a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts (“cohorts”), with the exception of the indirect and marine portfolios which are evaluated under a vintage methodology. The vintage methodology measures the expected loss calculation for future periods based on historical performance by the origination period of loans with similar life cycles and risk characteristics. Guaranteed portions of loans are measured with zero risk due to cash collateral and full guaranty.

The PD calculation looks at the historical loan portfolio at particular points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12-month period. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. In cohorts where the Company’s historical data is insufficient due to a minimal amount of default activity or zero defaults, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs. Additionally, management reviews all other cohorts to determine if index PDs should be used outside of these criteria.

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (non-accrual, charge-off, or greater than 90 days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e., nonaccrual or charge-off). Due to very limited charge-off history, management uses index LGDs comprised of rates derived from the LGD experience of other community banks in place of the Company’s historical LGDs.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACLL. The calculation includes a 12-month PD forecast based on the Company’s regression model comparing peer nonperforming loan ratios to the national unemployment rate. After the forecast period, PD rates revert on a straight-line basis back to long-term historical average rates over a 12-month period.  Due to very limited default history, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs.

The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Company adjusts the modeled historical losses by qualitative and environmental adjustments to incorporate all significant risks to form a sufficient basis to estimate the credit losses.

Individual Assessment - Loans classified as nonaccrual, trouble debt restructuring (“TDR”), or reasonably expected TDR will be reviewed quarterly for potential individual assessment. Any loan classified as a nonaccrual or TDR that is not determined to need individual assessment will be evaluated collectively within its respective cohort. All reasonably expected TDR loans will be evaluated individually to account for expected modifications in loan terms.

Where the primary and/or expected source of repayment of a specific loan is believed to be the future liquidation of available collateral, impairment will generally be measured based upon expected future collateral proceeds, net of disposition expenses including sales commissions as well as other costs potentially necessary to sell the asset(s) (i.e., past due taxes, liens, etc.). Estimates of future collateral proceeds will be based upon available appraisals, reference to recent valuations of comparable properties, use of consultants or other professionals with relevant market and/or property-specific knowledge, and any other sources of information believed appropriate by management under the specific circumstances. When appraisals are ordered to support the impairment analysis of an impaired loan, the appraisal is reviewed by the Company’s internal appraisal reviewer.

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

Determining the Contractual Term - Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayment assumptions will be determined by analysis of historical behavior by loan cohort.

Troubled Debt Restructurings - A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. Any loan that is being considered for modification and expected to result in a TDR is identified as a reasonably expected TDR. Reasonably expected TDRs are assessed in the Current Expected Credit Loss (“CECL”) calculation utilizing their expected modified terms. The ACL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows when a rate modification has occurred.

Allowance for Credit Losses on Unfunded Commitments - The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the allowance for credit losses on loans and is applied at the same collective cohort level.

Premises and Equipment, Net - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation include building and building improvements up to 25 years and furniture, fixtures, and equipment from three to 10 years. Leasehold and tenant improvements are amortized using the straight-line method over the lesser of useful life or the life of the related lease. Gains or losses on dispositions are reflected on the Consolidated Statements of Income.

Management reviews buildings, improvements and equipment for impairment on an annual basis or whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Right of Use Lease Asset & Lease Liability - The Company leases retail space, office space, storage space, and equipment under operating leases. Most leases require the Company to pay real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Certain leases also contain lease incentives, such as tenant improvement allowances and rent abatement. Variable lease payments are recognized as lease expense as they are incurred. The Company records an operating lease ROU asset and an operating lease liability for operating leases with a lease term greater than 12 months. The ROU asset and lease liability are recorded in “Other assets” and “Other liabilities”, respectively, on the Consolidated Balance Sheets.

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

Employee Stock Ownership Plan (“ESOP”) - Compensation expense recognized for the Company's ESOP equals the fair value of shares that have been allocated or committed to be released for allocation to participants.  Any difference between the fair value of the shares at the time and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in-capital).  The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders’ equity.

Earnings Per Share (“EPS”) - Basic and diluted EPS are computed using the two-class method, which is an earnings allocation method for computing earnings per share that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For earnings per share calculations for 2021 and 2020, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share.  All ESOP shares were allocated as of December 31, 2021.

Comprehensive Income (Loss) - Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses on securities available-

for-sale, net of tax and unrealized holding gains (losses) on derivatives designated as hedges, net of tax recorded directly to equity.

Financial Instruments - In the ordinary course of business, the Company has entered into agreements for off-balance-sheet financial instruments consisting of commitments to extend credit and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Restricted Assets - Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits.  At December 31, 2022 and December 31, 2021, the Bank had no reserve requirement.

Marketing and Advertising Costs - The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $897,000, $634,000 and $530,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Goodwill - Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. The Company completes its annual review of goodwill during the fourth quarter of each fiscal year.  An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed.  The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount.  If the fair value exceeds the carrying amount, then goodwill is not considered impaired.  If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. There was no goodwill impairment for the years ended December 31, 2022, 2021, or 2020.

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

Acquired Loans - Loans acquired in business combinations are recorded at their fair value at the acquisition date.  Establishing the fair value of acquired loans involves a significant amount of judgement, including determining the credit discount based upon historical data adjusted for current economic conditions and other factors. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated or purchased non-credit-deteriorated. Purchased credit-deteriorated (“PCD”) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The loan’s fair value is grossed up for the allowance for credit losses and becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision for credit losses.

For purchased non-credit-deteriorated loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value for non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the Consolidated Statement of Income. Any subsequent deterioration (improvement) in credit quality is recognized by recording  a provision for (or reversal of) credit losses.

Application of New Accounting Guidance in 2022

On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Additionally, Accounting Standards Codification (“ASC”) Topic 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will not be required to sell.

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

The Company finalized the adoption of ASC 326 as of January 1, 2022 as detailed in the following table:

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

The adoption of the CECL methodology resulted in an increase of retained earnings of $297,000, net of tax.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform” (“Topic 848”). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU apply to modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging - Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU and the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the effective dates.  The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022, deferred now until December 31, 2024. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): TDRs and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs for creditors, requires new disclosures for creditors for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2022-02 to have a material impact on its consolidated financial statements.

NOTE 2 - INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale and held-to-maturity, and ACL, at the dates indicated:

	December 31, 2022
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,153	$—	$(3,865)	$17,288	$—
Corporate securities	9,497	27	(979)	8,545	—
Municipal bonds	144,200	21	(23,619)	120,602	—
Mortgage-backed securities	82,424	—	(12,458)	69,966	—
U.S. Small Business Administration securities	14,519	—	(1,668)	12,851	—
Total securities available-for-sale	271,793	48	(42,589)	229,252	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(571)	7,929	31
Total securities held-to-maturity	8,500	—	(571)	7,929	31

Total securities	$280,293	$48	$(43,160)	$237,181	$31

	December 31, 2021
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values
U.S. agency securities	$21,155	$133	$(318)	$20,970
Corporate securities	9,495	31	(524)	9,002
Municipal bonds	136,377	1,577	(2,521)	135,433
Mortgage-backed securities	88,641	1,457	(696)	89,402
U.S. Small Business Administration securities	16,383	235	(66)	16,552
Total securities available-for-sale	272,051	3,433	(4,125)	271,359

SECURITIES HELD-TO-MATURITY
Corporate securities	7,500	628	—	8,128
Total securities held-to-maturity	7,500	628	—	8,128

Total securities	$279,551	$4,061	$(4,125)	$279,487

The following table presents the activity in the ACL on securities held-to-maturity by major security type for the year indicated:

SECURITIES HELD-TO-MATURITY	For the Year Ended
Corporate Securities	December 31, 2022
Beginning allowance balance	$—
Impact of adopting ASU 2016-13	72
Reversal of provision for credit losses	(41)
Securities charged-off	—
Recoveries	—
Total ending allowance balance	$31

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $116,000 and $113,000 as of December 31, 2022 and December 31, 2021, respectively and was $1.2 million and $1.1 million on available-for-sale debt securities as of December 31, 2022 and December 31, 2021, respectively.  Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Bank monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	December 31,
Corporate securities	2022	2021
BBB/BBB-	$8,500	$7,500

At December 31, 2022, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

At December 31, 2022, the Bank pledged 10 securities held at the FHLB of Des Moines with a carrying value of $13.5 million to secure Washington State public deposits of $15.6 million with a $6.3 million collateral requirement by the Washington Public Deposit Protection Commission. At December 31, 2021, the Bank pledged seven securities held at the FHLB of Des Moines with a carrying value of $8.1 million to secure Washington State public deposits of $13.9 million with a $5.6 million collateral requirement by the Washington Public Deposit Protection Commission. At December 31, 2022, the Bank pledged one security with a total carrying value of $2.8 million to secure interest rate swaps designated as cash flow hedges. See “Note 17- Derivatives” for detail on the Bank’s interest rate swaps.

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$3,823	$(118)	$13,465	$(3,747)	$17,288	$(3,865)
Corporate securities	2,494	(4)	4,026	(975)	6,520	(979)
Municipal bonds	44,261	(5,794)	73,990	(17,825)	118,251	(23,619)
Mortgage-backed securities	29,791	(3,188)	40,175	(9,270)	69,966	(12,458)
U.S. Small Business Administration securities	10,807	(1,162)	2,044	(506)	12,851	(1,668)
Total securities available-for-sale	$91,176	$(10,266)	$133,700	$(32,323)	$224,876	$(42,589)

SECURITIES HELD-TO-MATURITY
Corporate securities	7,929	(571)	—	—	7,929	(571)
Total securities held-to-maturity	7,929	(571)	—	—	7,929	(571)

Total	$99,105	$(10,837)	$133,700	$(32,323)	$232,805	$(43,160)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$13,125	$(105)	$3,752	$(213)	$16,877	$(318)
Corporate securities	—	—	5,476	(524)	5,476	(524)
Municipal bonds	72,098	(1,961)	14,116	(560)	86,214	(2,521)
Mortgage-backed securities	33,291	(620)	3,825	(76)	37,116	(696)
U.S. Small Business Administration securities	2,988	(66)	—	—	2,988	(66)
Total securities available-for-sale	$121,502	$(2,752)	$27,169	$(1,373)	$148,671	$(4,125)

There were seven held-to-maturity debt securities with unrealized losses less than one year and none with unrealized losses of more than one year at December 31, 2022.  There were no held-to-maturity debt securities in an unrealized loss position as of December 31, 2021.

There were 88 available-for-sale securities with unrealized losses of less than one year and 106 available-for-sale securities with an unrealized loss of more than one year at December 31, 2022. There were 75 available-for-sale securities with unrealized losses of less than one year and 17 available-for-sale securities with unrealized losses of more than one year at December 31, 2021. The unrealized losses associated with these securities are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes.  Substantially all of the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings.

All of the available-for-sale mortgage-backed securities and U.S. Small Business Administration securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the years ended December 31, 2022 and 2021.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	December 31,
	2022		2021
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$4,874	$4,321	$959	$1,004
Due after five years through ten years	6,989	5,963	6,920	6,850
Due after ten years	9,290	7,004	13,276	13,116
Subtotal	21,153	17,288	21,155	20,970
Corporate securities
Due within one year	1,000	997	—	—
Due after one year through five years	2,497	2,519	3,495	3,526
Due after five years through ten years	4,000	3,763	4,000	3,627
Due after ten years	2,000	1,266	2,000	1,849
Subtotal	9,497	8,545	9,495	9,002
Municipal bonds
Due within one year	2,660	2,644	—	—
Due after one year through five years	1,038	1,012	3,724	3,850
Due after five years through ten years	6,341	5,771	6,857	7,035
Due after ten years	134,161	111,175	125,796	124,548
Subtotal	144,200	120,602	136,377	135,433
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	68,421	57,358	75,171	75,737
Federal Home Loan Mortgage Corporation (“FHLMC”)	9,290	8,424	9,606	9,768
Government National Mortgage Association (“GNMA”)	4,713	4,184	3,864	3,897
Subtotal	82,424	69,966	88,641	89,402
U.S. Small Business Administration securities
Due after one year through five years	2,553	2,407	2,485	2,507
Due after five years through ten years	4,461	3,996	4,420	4,515
Due after ten years	7,505	6,448	9,478	9,530
Subtotal	14,519	12,851	16,383	16,552
Total securities available-for-sale	271,793	229,252	272,051	271,359

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	8,500	7,929	7,500	8,128
Total securities held-to-maturity	8,500	7,929	7,500	8,128
Total securities	$280,293	$237,181	$279,551	$279,487

There were no sales proceeds, gains or losses from the sale of securities available-for-sale for both the years ended December 31, 2022 and 2021, compared to proceeds of $12.2 million and gains of $300,000 on the sale of securities available-for-sale for the year ended December 31, 2020.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	December 31,
REAL ESTATE LOANS	2022	2021
Commercial	$334,059	$264,429
Construction and development	342,591	240,553
Home equity	55,387	41,017
One-to-four-family (excludes loans held for sale)	469,485	366,146
Multi-family	219,738	178,158
Total real estate loans	1,421,260	1,090,303
CONSUMER LOANS
Indirect home improvement	495,941	336,285
Marine	70,567	82,778
Other consumer	3,064	2,980
Total consumer loans	569,572	422,043
COMMERCIAL BUSINESS LOANS
Commercial and industrial (includes Paycheck Protection Program ("PPP") loans)	196,791	208,552
Warehouse lending	31,229	33,277
Total commercial business loans	228,020	241,829
Total loans receivable, gross	2,218,852	1,754,175
Allowance for credit losses on loans (1)	(27,992)	(25,635)
Total loans receivable, net	$2,190,860	$1,728,540

______________________________

(1)  Allowance for credit losses on loans in 2022 is reported using the CECL method and the allowance for loan losses in 2021 is reported using the incurred loss method.

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $7.8 million as of December 31, 2022 and $4.9 million as of December 31, 2021. Net loans include unamortized net discounts on acquired loans of $437,000 and $751,000 as of December 31, 2022 and 2021, respectively. Net loans do not include accrued interest receivable. Accrued interest receivable on loans was $9.6 million as of December 31, 2022 and $6.3 million as of December 31, 2021 and was reported in “Accrued interest receivable” on the Consolidated Balance Sheets.

Most of the Company’s commercial and multi-family real estate, construction, residential, and commercial business lending activities are with customers located in Western Washington, near our newest loan production office in Vancouver, Washington, or near our loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer and commercial business loans, and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota,  Nevada, Texas, Utah, Massachusetts, and Montana.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At December 31, 2022, the Bank held approximately $840.2 million in loans that are pledged as collateral for FHLB advances, compared to approximately $761.6 million at December 31, 2021. The Bank held approximately $579.8 million in loans that are pledged as collateral for the FRB line of credit at December 31, 2022, compared to approximately $428.7 million at December 31, 2021.

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

Commercial Business Loans

Commercial and Industrial Lending (“C&I”). Loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some of the C&I loans purchased by the Company are outside of the Greater Puget Sound market area. C&I loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Loans originated by the Company under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) are also included in this loan class.

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

The following tables detail activity in the allowance for credit losses on loans and the allowance for loan losses by loan categories, at or for the years indicated:

	At or For the Year Ended December 31, 2022
ALLOWANCE FOR CREDIT	Real		Commercial
LOSSES ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance, prior to adoption of ASC 326	$14,798	$4,280	$6,536	$21	$25,635
Impact of adopting ASC 326	(5,234)	6,078	(3,682)	(21)	(2,859)
Provision for credit losses on loans	2,559	3,158	906	—	6,623
Loans charged-off	—	(2,465)	—	—	(2,465)
Recoveries	—	1,058	—	—	1,058
Net Charge-offs	—	(1,407)	—	—	(1,407)
Total ending allowance balance	$12,123	$12,109	$3,760	$—	$27,992

	At or For the Year Ended December 31, 2021
	Real		Commercial
ALLOWANCE FOR LOAN LOSSES	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$13,846	$6,696	$4,939	$691	$26,172
Provision for (reversal of) loan losses	952	(1,417)	1,635	(670)	500
Loans charged-off	—	(1,755)	(38)	—	(1,793)
Recoveries	—	756	—	—	756
Net charge-offs	—	(999)	(38)	—	(1,037)
Total ending allowance balance	$14,798	$4,280	$6,536	$21	$25,635
Period end amount allocated to:
Loans individually evaluated for impairment	$23	$219	$921	$—	$1,163
Loans collectively evaluated for impairment	14,775	4,061	5,615	21	24,472
Ending balance	$14,798	$4,280	$6,536	$21	$25,635
LOANS RECEIVABLE
Loans individually evaluated for impairment	$781	$629	$4,419	$—	$5,829
Loans collectively evaluated for impairment	1,089,522	421,414	237,410	—	1,748,346
Ending balance	$1,090,303	$422,043	$241,829	$—	$1,754,175

	At or For the Year Ended December 31, 2020
			Commercial
ALLOWANCE FOR LOAN LOSSES	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$6,206	$3,766	$3,254	$3	$13,229
Provision for loan losses	7,622	3,372	1,354	688	13,036
Charge-offs	—	(1,101)	(22)	—	(1,123)
Recoveries	18	659	353	—	1,030
Net recoveries (charge-offs)	18	(442)	331	—	(93)
Ending balance	$13,846	$6,696	$4,939	$691	$26,172
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$305	$990	$—	$1,310
Loans collectively evaluated for impairment	13,831	6,391	3,949	691	24,862
Ending balance	$13,846	$6,696	$4,939	$691	$26,172
LOANS RECEIVABLE
Loans individually evaluated for impairment	$1,280	$871	$5,610	$—	$7,761
Loans collectively evaluated for impairment	922,261	373,282	267,849	—	1,563,392
Ending balance	$923,541	$374,153	$273,459	$—	$1,571,153

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

TDR Loans

The Company had two TDR loans on nonaccrual totaling $3.7 million at December 31, 2022, compared to none at December 31, 2021. The two nonaccrual loans at December 31, 2022, consisted of commercial business loans. The Company had no commitments to lend additional funds on these restructured loans.  The TDRs were the result of interest rate modifications and extended payment terms. The Company has not forgiven any principal on these loans.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the years ended December 31, 2022 and 2021.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at the dates indicated:

	December 31, 2022
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
Commercial	$—	$—	$—	$—	$334,059	$334,059	$—
Construction and development	—	—	—	—	342,591	342,591	—
Home equity	29	104	16	149	55,238	55,387	46
One-to-four-family	—	—	463	463	469,022	469,485	920
Multi-family	—	—	—	—	219,738	219,738	—
Total real estate loans	29	104	479	612	1,420,648	1,421,260	966
CONSUMER LOANS
Indirect home improvement	2,298	685	532	3,515	492,426	495,941	1,076
Marine	650	385	86	1,121	69,446	70,567	267
Other consumer	32	37	5	74	2,990	3,064	9
Total consumer loans	2,980	1,107	623	4,710	564,862	569,572	1,352
COMMERCIAL BUSINESS LOANS
Commercial and industrial	1	—	2,617	2,618	194,173	196,791	6,334
Warehouse lending	—	—	—	—	31,229	31,229	—
Total commercial business loans	1	—	2,617	2,618	225,402	228,020	6,334
Total loans	$3,010	$1,211	$3,719	$7,940	$2,210,912	$2,218,852	$8,652

	December 31, 2021
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
Commercial	$—	$—	$—	$—	$264,429	$264,429	$—
Construction and development	—	—	—	—	240,553	240,553	—
Home equity	—	—	179	179	40,838	41,017	301
One-to-four-family	593	264	480	1,337	364,809	366,146	480
Multi-family	—	—	—	—	178,158	178,158	—
Total real estate loans	593	264	659	1,516	1,088,787	1,090,303	781
CONSUMER LOANS
Indirect home improvement	1,047	280	295	1,622	334,663	336,285	554
Marine	119	—	—	119	82,659	82,778	57
Other consumer	11	2	18	31	2,949	2,980	18
Total consumer loans	1,177	282	313	1,772	420,271	422,043	629
COMMERCIAL BUSINESS LOANS
Commercial and industrial	791	—	—	791	207,761	208,552	4,419
Warehouse lending	—	—	—	—	33,277	33,277	—
Total commercial business loans	791	—	—	791	241,038	241,829	4,419
Total loans	$2,561	$546	$972	$4,079	$1,750,096	$1,754,175	$5,829

______________________________

(1)	Includes past due loans as applicable.

There were no loans 90 days or more past due and still accruing interest at both December 31, 2022 and 2021.

Impaired Loans and the Allowance for Loan Losses -  Prior to the implementation of Financial Instruments - Credit Losses (Topic 326) on January 1, 2022, a loan was considered impaired when, based on current information and circumstances, the Company determined it was probable that it would be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Factors involved in determining impairment included, but were not limited to, the financial condition of the borrower, the value of the underlying collateral and the status of the economy. Impaired loans were comprised of loans on nonaccrual and TDRs that were performing under their restructured terms.

The following table presents impaired loans with and without allowance reserves at December 31, 2021. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees.

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

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized and received at and for the years indicated:

	At or For the Year Ended December 31,
	2021		2020
WITH NO RELATED ALLOWANCE RECORDED	Average Recorded	Interest Income	Average Recorded	Interest Income
Real estate loans:	Investment	Recognized	Investment	Recognized
Commercial	$—	$—	$996	$—
Construction and development	771	—	—	—
Home equity	427	15	485	25
One-to-four-family	513	15	954	17
Consumer loans:
Other consumer	—	—	3	—
Commercial business loans:
Commercial and industrial	—	—	100	37
	1,711	30	2,538	79
WITH RELATED ALLOWANCE RECORDED
Real estate loans:
Home equity	57	—	—	—
One-to-four-family	20	—	60	—
Consumer loans:
Indirect	643	38	675	60
Marine	77	6	40	3
Other consumer	8	1	1	—
Commercial business loans:
Commercial and industrial	4,779	276	2,531	162
	5,584	321	3,307	225
Total	$7,295	$351	$5,845	$304

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

Homogeneous loans are risk rated based upon the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification Policy, loans that are current or less than 90 days past due are graded “Pass” and risk graded “4” or “5” internally. Loans that are past due more than 90 days are classified “Substandard” risk graded “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell. Management may choose to conservatively risk rate credits even if paying in accordance with the loan’s repayment terms.

Commercial real estate, construction and development, multi-family and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations. We regularly review our credits for accuracy of risk grades whenever we receive new information.  Borrowers are generally required to submit financial information at regular intervals.  Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk, and complexity. In addition, nonowner-occupied commercial real estate borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually.  We monitor construction loans monthly.  We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following tables summarize risk rated loan balances by category as of December 31, 2022. Term loans that are renewed or extended for periods longer than 90 days are presented as new origination in the year of the most recent renewal or extension.

	December 31, 2022
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
Commercial	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$86,189	$76,030	$46,125	$38,930	$14,101	$55,271	$—	$—	$316,646
Watch	9,504	—	373	—	—	—	—	—	9,877
Special mention	—	—	—	2,113	—	—	—	—	2,113
Substandard	—	—	—	—	581	4,842	—	—	5,423
Total commercial	95,693	76,030	46,498	41,043	14,682	60,113	—	—	334,059
Construction and development
Pass	193,084	118,724	21,966	8,379	—	438	—	—	342,591
Total construction and development	193,084	118,724	21,966	8,379	—	438	—	—	342,591
Home equity
Pass	4,978	1,696	6,818	11	1,203	1,572	39,063	—	55,341
Substandard	—	—	—	—	13	33	—	—	46
Total home equity	4,978	1,696	6,818	11	1,216	1,605	39,063	—	55,387
One-to-four-family
Pass	166,388	129,282	82,461	31,878	15,837	40,526	—	199	466,571
Substandard	—	—	—	—	1,941	973	—	—	2,914
Total one-to-four-family	166,388	129,282	82,461	31,878	17,778	41,499	—	199	469,485
Multi-family
Pass	41,041	63,353	48,376	38,805	4,176	23,987	—	—	219,738
Total multi-family	41,041	63,353	48,376	38,805	4,176	23,987	—	—	219,738
Total real estate loans	$501,184	$389,085	$206,119	$120,116	$37,852	$127,642	$39,063	$199	$1,421,260

	December 31, 2022
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$253,495	$123,264	$46,476	$31,251	$18,165	$22,205	$9	$—	$494,865
Substandard	347	213	137	62	169	148	—	—	1,076
Total indirect home improvement	253,842	123,477	46,613	31,313	18,334	22,353	9	—	495,941
Marine
Pass	27,904	11,762	15,139	6,224	5,415	3,856	—	—	70,300
Substandard	—	—	—	151	61	55	—	—	267
Total marine	27,904	11,762	15,139	6,375	5,476	3,911	—	—	70,567
Other consumer
Pass	792	754	116	48	14	80	1,251	—	3,055
Substandard	1	5	—	—	—	—	3	—	9
Total other consumer	793	759	116	48	14	80	1,254	—	3,064
Total consumer loans	$282,539	$135,998	$61,868	$37,736	$23,824	$26,344	$1,263	$—	$569,572

	December 31, 2022
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
Commercial and industrial	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$24,337	$22,561	$12,461	$3,940	$3,074	$7,701	$104,524	$—	$178,598
Watch	—	1,127	2,932	—	—	746	1,327	—	6,132
Special mention	—	—	—	634	—	—	963	—	1,597
Substandard	—	1,586	1,265	2,291	190	3,739	1,093	300	10,464
Total commercial and industrial	24,337	25,274	16,658	6,865	3,264	12,186	107,907	300	196,791
Warehouse lending
Pass	—	—	—	—	—	—	31,227	—	31,227
Watch	—	—	—	—	—	—	2	—	2
Total warehouse lending	—	—	—	—	—	—	31,229	—	31,229
Total commercial business loans	$24,337	$25,274	$16,658	$6,865	$3,264	$12,186	$139,136	$300	$228,020

TOTAL LOANS RECEIVABLE, GROSS
Pass	$798,208	$547,426	$279,938	$159,466	$61,985	$155,636	$176,074	$199	$2,178,932
Watch	9,504	1,127	3,305	—	—	746	1,329	—	16,011
Special mention	—	—	—	2,747	—	—	963	—	3,710
Substandard	348	1,804	1,402	2,504	2,955	9,790	1,096	300	20,199
Total loans receivable, gross	$808,060	$550,357	$284,645	$164,717	$64,940	$166,172	$179,462	$499	$2,218,852

The following table summarizes risk rated loan balances by category as of December 31, 2021:

	December 31, 2021
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss
REAL ESTATE LOANS	(1 - 5)	(6)	(7)	(8)	(9)	(10)	Total
Commercial	$253,092	$4,652	$5,769	$916	$—	$—	$264,429
Construction and development	240,553	—	—	—	—	—	240,553
Home equity	40,716	—	—	301	—	—	41,017
One-to-four-family	363,682	—	—	2,464	—	—	366,146
Multi-family	178,158	—	—	—	—	—	178,158
Total real estate loans	1,076,201	4,652	5,769	3,681	—	—	1,090,303
CONSUMER LOANS
Indirect home improvement	335,731	—	—	554	—	—	336,285
Marine	82,721	—	—	57	—	—	82,778
Other consumer	2,962	—	—	18	—	—	2,980
Total consumer loans	421,414	—	—	629	—	—	422,043
COMMERCIAL BUSINESS LOANS
Commercial and industrial	188,767	4,182	1,829	13,774	—	—	208,552
Warehouse lending	33,277	—	—	—	—	—	33,277
Total commercial business loans	222,044	4,182	1,829	13,774	—	—	241,829
Total loans receivable, gross	$1,719,659	$8,834	$7,598	$18,084	$—	$—	$1,754,175

The following table presents the amortized cost basis of loans on nonaccrual status at December 31, 2022. There were no loans 90 days or more past due and still accruing interest as of December 31, 2022.

	December 31, 2022
	Nonaccrual with No	Nonaccrual with
	Allowance for Credit	Allowance for Credit	Total
REAL ESTATE LOANS	Losses	Losses	Nonaccrual
Home equity	$46	$—	$46
One-to-four-family	920	—	920
	966	—	966
CONSUMER LOANS
Indirect home improvement	—	1,076	1,076
Marine	—	267	267
Other consumer	—	9	9
	—	1,352	1,352
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	6,334	6,334

Total	$966	$7,686	$8,652

The Company recognized interest income on nonaccrual loans of $506,000, $351,000, and $304,000 during the years ended December 31, 2022, 2021, and 2020.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of December 31, 2022:

	December 31, 2022

REAL ESTATE LOANS	Real Estate	Equipment	Total
Home equity	$46	$—	$46
One-to-four-family	920	—	920
	966	—	966
CONSUMER LOANS
Indirect home improvement	—	1,076	1,076
Marine	—	267	267
	—	1,343	1,343
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	6,334	6,334

Total	$966	$7,677	$8,643

Related Party Loans

Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations.

Outstanding loan balances of related party loans were as follows and were within regulatory limitations:

	At December 31,
	2022	2021
Beginning balance	$4,207	$3,797
Additions	—	647
Repayments	(762)	(237)
Ending balance	$3,445	$4,207

The aggregate maximum loan balance of extended credit was $3.4 million and $4.3 million at December 31, 2022 and 2021, respectively, and includes the ending balances from the tables above. These loans and lines of credit were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability.

NOTE 4 - SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of permanent loans serviced for others were $2.78 billion and $2.61 billion at December 31, 2022 and 2021, respectively.

The following table summarizes mortgage servicing rights (“MSR”) activity at or for the years indicated:

	At or For the Year Ended
	December 31,
	2022	2021	2020
Beginning balance, at the lower of cost or fair value	$16,970	$12,595	$11,560
Additions	5,400	9,760	11,139
MSR amortized	(4,354)	(7,444)	(8,135)
Recovery (impairment) of servicing rights	1	2,059	(1,969)
Ending balance, at the lower of cost or fair value	$18,017	$16,970	$12,595

The fair value of the servicing rights’ assets was $35.5 million and $26.1 million at December 31, 2022 and December 31, 2021, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of MSR at the dates indicated:

	At December 31,
Key assumptions:	2022	2021
Weighted average discount rate	9.6%	9.1%
Conditional prepayment rate (“CPR”)	8.2%	13.8%
Weighted average life in years	7.8	5.9

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan. The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at the dates indicated.

		December 31,
		2022	2021
Aggregate portfolio principal balance		$2,783,458	$2,609,776
Weighted average rate of note		3.4%	3.2%

At December 31, 2022	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.2%	8.6%	9.3%
Fair value MSR	$35,478	$34,997	$34,188
Percentage of MSR	1.3%	1.3%	1.2%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$35,478	$34,715	$33,984
Percentage of MSR	1.3%	1.2%	1.2%

At December 31, 2021	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	13.8%	20.0%	31.5%
Fair value MSR	$26,070	$21,188	$15,348
Percentage of MSR	1.0%	0.8%	0.6%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$26,070	$25,586	$25,119
Percentage of MSR	1.0%	1.0%	1.0%

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

The Company recorded $7.1 million, $6.3 million, and $4.4 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the years ended December 31, 2022, 2021, and 2020, respectively. The income, net of MSR amortization, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at the dates indicated were as follows:

	December 31,
	2022	2021
Land	$5,715	$6,008
Buildings	16,934	17,290
Furniture, fixtures, and equipment	16,226	15,307
Leasehold improvements	2,461	2,461
Building improvements	7,688	7,558
Projects in process	537	67
Subtotal	49,561	48,691
Less accumulated depreciation and amortization	(24,442)	(22,100)
Total	$25,119	$26,591

Depreciation and amortization expense for these assets totaled $2.5 million, $2.7 million, and $2.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 6 - LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment.  The Company’s leases have remaining lease terms of three months to seven years and six months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the years indicated are as follows:

	For Year Ended December 31,
Lease cost:	2022	2021	2020
Operating lease cost	$1,422	$1,433	$1,393
Short-term lease cost	21	5	11
Total lease cost	$1,443	$1,438	$1,404

The following table provides supplemental information related to operating leases at or for the years indicated:

Cash paid for amounts included in the	At or For the Year Ended December 31,
measurement of lease liabilities:	2022		2021
Operating cash flows from operating leases	$1,431		$1,402
Weighted average remaining lease term- operating leases	4.6	years	4.8	years
Weighted average discount rate- operating leases	2.42%		2.17%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at December 31, 2022 for future periods are as follows:

2023	$1,512
2024	1,462
2025	1,152
2026	1,030
2027	745
Thereafter	1,251
Total lease payments	7,152
Less imputed interest	(678)
Total	$6,474

NOTE 7 - OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at and for the years indicated:

	At or For the Year Ended
	December 31,
	2022	2021	2020
Beginning balance	$—	$90	$168
Loans transferred to OREO	145	—	—
Closed retail branch transferred to OREO	570	—	—
Gross proceeds from sale of OREO	(145)	(81)	(76)
Loss on sale of OREO	—	(9)	(2)
Ending balance	$570	$—	$90

There was one OREO property at December 31, 2022 and none at December 31, 2021.  OREO holding costs were $10,000, none, and $4,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

There were $511,000 and $710,000 in mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2022 and 2021, respectively.

NOTE 8 - DEPOSITS

Deposits are summarized as follows at the dates indicated:

	December 31,
	2022	2021
Noninterest-bearing checking (1)	$537,938	$564,360
Interest-bearing checking (1)(2)	135,127	228,024
Savings	134,358	193,922
Money market (3)	574,290	552,357
Certificates of deposit less than $100,000 (4)	440,785	186,974
Certificates of deposit of $100,000 through $250,000	195,447	116,206
Certificates of deposit of $250,000 and over	93,560	57,512
Escrow accounts related to mortgages serviced (5)	16,236	16,389
Total	$2,127,741	$1,915,744

____________________________

(1)	Prior presentation of noninterest-bearing and interest-bearing checking balances was revised due to misclassification of certain checking products in the previous period. As a result of the misclassification, interest-bearing checking balances totaling $121.2 million at December 31, 2021, were reclassified to noninterest-bearing checking for comparative purposes. Balances as of the dates and average values included herein have been updated to reflect the reclassification.
(2)	Includes $2.3 million and $90.0 million of brokered deposits at December 31, 2022 and 2021, respectively.

(3)	Includes $59.7 million and $5.0 million of brokered deposits at December 31, 2022 and 2021, respectively.
(4)	Includes $332.0 million and $97.6 million of brokered certificates of deposit at December 31, 2022 and 2021, respectively.
(5)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at December 31, 2022 for future years ending are as follows:

December 31, 2022
Maturing in 2023	$472,231
Maturing in 2024	90,507
Maturing in 2025	113,434
Maturing in 2026	36,618
Maturing in 2027	16,947
Thereafter	55
Total	$729,792

Interest expense by deposit category for the years indicated is as follows:

	Year Ended
	December 31,
	2022	2021	2020
Interest-bearing checking	$495	$282	$388
Savings and money market	3,775	1,604	2,458
Certificates of deposit	5,150	5,043	9,134
Total	$9,420	$6,929	$11,980

The Company had related party deposits of approximately $5.7 million and $3.9 million at December 31, 2022 and 2021, respectively, which included deposits held for directors and executive officers.

NOTE 9 - DEBT

Borrowings

The Bank is a member of the FHLB of Des Moines, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2022 and 2021, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse federal funds (“Fed Funds”) advance, which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank.

Credit is limited to 45% of the Company’s total assets and available pledged assets. The Bank entered into an Advances, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2022, loans of approximately $840.2 million were pledged to the FHLB.  At December 31, 2022, the Bank’s total borrowing capacity was $601.7 million with the FHLB of Des Moines, with unused borrowing capacity of $414.8 million.  In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction or Term Facility at rates published by the San Francisco FRB. At December 31, 2022 and 2021, the Bank had approximately $579.8 million and $428.7 million, respectively, in pledged consumer loans with a Term Auction or Term Facility borrowing capacity of $205.8 million and $200.1 million, respectively, of which none was outstanding at either date. The Bank also had $101.0 million unsecured Fed Funds lines of credit with other financial institutions of which none was outstanding at December 31, 2022.

Advances on these lines at the dates indicated were as follows:

	December 31,
	2022	2021
Federal Home Loan Bank - (interest rates ranging from 1.72% to 4.60% and 0.30% to 2.87% at December 31, 2022 and 2021, respectively)	$186,528	$42,528
Total	$186,528	$42,528

Scheduled maturities of Federal Home Loan Bank advances were as follows:

		Interest
Years Ending December 31,	Balances	Rates
2023	$182,633	4.27%
2024	3,895	2.27%
Total	$186,528

Subordinated Notes

On February 10, 2021, FS Bancorp completed the private placement of $50.0 million of its 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) at an offering price equal to 100% of the aggregate principal amount of the Notes, resulting in net proceeds, after placement agent fees and offering expenses, of approximately $49.3 million.  The interest rate on the Notes remains fixed equal to 3.75% for the first five years. After five years the interest rate changes to a floating interest rate tied to a benchmark rate, which is expected to be Three-Month Term Secured Overnight Financing Rate (“SOFR”), plus a spread of 337 basis points. The Notes will mature on February 15, 2031.  On or after February 15, 2026, the Company may redeem the Notes, in whole or in part.

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

The maximum balance at any month end and the average balances and weighted average interest rates on debt during the years indicated were as follows:

	For the Year Ending December 31,
	2022	2021	2020
Maximum balance:
FHLB advances and Fed Funds	$260,828	$102,528	$159,114
FRB	—	—	27,000
Fed Funds lines of credit	—	—	—
Subordinated notes	50,000	50,000	10,000
PPP Liquidity Facility	—	59,349	74,112
Average balance:
FHLB advances and Fed Funds	102,008	55,602	99,773
FRB	548	205	1,096
Fed Funds lines of credit	15	11	3
Subordinated notes	50,000	44,699	10,000
PPP Liquidity Facility	—	7,310	46,965
Weighted average interest rates
FHLB advances and Fed Funds	2.98%	1.88%	1.80%
FRB	1.69%	0.25%	0.25%
Fed Funds lines of credit	3.28%	0.49%	0.36%
Subordinated notes	3.75%	3.75%	6.50%
PPP Liquidity Facility	—%	0.35%	0.35%

NOTE 10 - EMPLOYEE BENEFITS

On January 1, 2012, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank are eligible to participate in the ESOP if they have been credited with at least 1,000 hours of service during the employees’ first 12 month period and based on the employee’s anniversary date will be vested in the ESOP.  The employee will be 100% vested in the ESOP after two years of working at least 1,000 hours in each of those two years.

The ESOP borrowed $2.6 million from FS Bancorp, Inc. and used those funds to acquire 518,420 shares of FS Bancorp, Inc. common stock in the open market at an average price of $5.09 per share during the second half of 2012. The Bank made contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to FS Bancorp, Inc. over a period of 10 years, bearing interest at 2.30%. Intercompany expenses associated with the ESOP are eliminated in consolidation. Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to FS Bancorp, Inc. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end. On December 31, 2021, the ESOP paid the tenth annual and final installment of principal in the amount of $288,000, plus accrued interest of $7,000 pursuant to the ESOP loan agreement.

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

Compensation expense related to the ESOP for the years ended December 31, 2021 and 2020, was $1.8 million, and $1.3 million, respectively.

Shares held by the ESOP at December 31, 2022, 2021, and 2020, were as follows (shown as actual, post stock split):

	Balances at December 31,
	2022	2021	2020
Allocated shares	—	—	427,488
Committed to be released shares	—	—	—
Unallocated shares	—	—	51,842
Total ESOP shares	—	—	479,330

Fair value of unallocated shares (in thousands)	$—	$—	$1,307

All ESOP shares were allocated as of December 31, 2021.

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions of 1% to 3%, and 50% for contributions of 4% to 5%. There was a $1.9 million, $1.7 million, and $1.5 million matching contribution for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 11 - INCOME TAXES

The components of income tax expense for the years indicated were as follows:

Minnesot
	For the Year Ending December 31,
Provision for income taxes	2022	2021	2020
Current	$8,183	$8,258	$12,976
Deferred	(844)	1,750	(2,390)
Total provision for income taxes	$7,339	$10,008	$10,586

A reconciliation of the effective income tax rate with the federal statutory tax rates at the dates indicated was as follows:

	December 31,
	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$7,767	21.0%	$9,958	21.0%	$10,469	21.0%
Tax exempt income	(852)	(2.3)	(492)	(1.0)	(292)	(0.6)
Nondeductible items resulting in increase in tax	31	0.1	28	—	57	0.1
Increase in tax resulting from other items	274	0.7	100	0.2	175	0.4
Equity compensation	(146)	(0.4)	(883)	(1.9)	(46)	(0.1)
Executive compensation	265	0.7	979	2.1	8	—
ESOP	—	—	318	0.7	215	0.4
Total	$7,339	19.8%	$10,008	21.1%	$10,586	21.2%

Total deferred tax assets and liabilities at the dates indicated were as follows:

Deferred Tax Assets	December 31,
	2022	2021
Net operating loss carryforward	$—	$189
Allowance for credit losses	6,119	5,673
Non-accrued loan interest	11	—
Restricted stock awards	101	121
Non-qualified stock options	438	265
Lease liability	1,392	1,030
Securities available-for-sale	9,146	149
Unfunded commitments	547	107
Other	234	45
Total deferred tax assets	17,988	7,579
Deferred Tax Liabilities
Loan origination costs	(2,123)	(1,982)
Servicing rights	(3,874)	(3,649)
Stock dividend - FHLB stock	(35)	(35)
Property, plant, and equipment	(1,095)	(1,036)
Purchase accounting adjustments	(727)	(863)
Lease right-of-use assets	(1,338)	(979)
Interest rate swaps designated as cash flow hedge	(2,126)	(218)
Total deferred tax liabilities	(11,318)	(8,762)
Net deferred tax assets (liabilities)	$6,670	$(1,183)

The Company files a U.S. Federal income tax return and Oregon and Idaho state returns, which are subject to examination by tax authorities for years 2019 and later. At December 31, 2022 and 2021, the Company had no uncertain tax positions. The Company recognizes interest and penalties in tax expense and at December 31, 2022, 2021 and 2020, the Company recognized no interest and penalties.

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	December 31,
REAL ESTATE LOANS	2022	2021
Commercial	$1,260	$787
Construction and development	201,708	182,297
One-to-four-family (includes locks for saleable loans)	10,713	78,264
Home equity	77,566	67,596
Multi-family	2,999	3,434
Total real estate loans	294,246	332,378
CONSUMER LOANS	39,406	35,873
COMMERCIAL BUSINESS LOANS
Commercial and industrial	150,109	126,220
Warehouse lending	64,781	64,160
Total commercial business loans	214,890	190,380
Total commitments to extend credit	$548,542	$558,631

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL - unfunded loan commitments at December 31, 2022 and reserves for estimated losses from unfunded commitments at December 31, 2021 was $2.5 million and $499,000, respectively. The increase in the ACL - unfunded loan commitments reflects the adoption of CECL, as well as the increased provision for credit losses - unfunded loan commitments recorded during the year.  One-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated reserve.  The Company’s derivative positions are presented with discussion in “Note 17 - Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through December 31, 2022, the total loans sold to the FHLB were $10.1 million with the FLA being $581,000 and the CE obligation at $389,000 or 3.8% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE obligation, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At December 31, 2022 and 2021, there were no loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date.

Contingent liabilities for loans held for sale - In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.3 million and $2.7 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at December 31, 2022 and 2021, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

The Company has entered into change of control agreements with its Chief Financial Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Chief Human Resources Officer, Senior Vice President Compliance Officer, Executive Vice President of Retail Banking and Marketing, and the Executive Vice President of Home Lending. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements, the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at December 31, 2022.

NOTE 13 - SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s commercial and multi-family real estate, construction, residential, and commercial business lending activities are with customers located in Western Washington, near the one loan production office located in the Tri-Cities, Washington, and our newest loan production office in Vancouver, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement  loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, and Montana. Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms. The concentration on commercial real estate remains below the 300% of Risk Based Capital regulatory threshold and the subset of construction concentration, excluding owner-occupied loans is within Board approved limits. The construction, land development, and other land concentration represents more than 100% of the Bank’s total regulatory capital at 106.5% and is focused on in city, in fill vertical construction financing in King and Snohomish counties. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

As of September 30, 2022, the Company opted to discontinue the community bank leverage ratio (“CBLR”) framework and return to the former risk-based capital adequacy framework.  The Bank remains well capitalized under prompt corrective action provisions.  The CBLR calculated for the Bank at December 31, 2021 was 12.2%. At December 31, 2021, the Bank was considered well capitalized under the CBLR framework with Tier 1 capital of $270.8 million and a minimum Tier 1 capital requirement of $189.3 million.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At December 31, 2022, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at December 31, 2022, that the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at December 31, 2022 to their minimum and well capitalized regulatory capital requirements at that date (dollars in thousands):

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At December 31, 2022
Total risk-based capital
(to risk-weighted assets)	$323,577	13.70%	$188,937	8.00%		$247,980	10.50%	$236,171	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$294,043	12.45%	$141,703	6.00%		$200,746	8.50%	$188,937	8.00%
Tier 1 leverage capital
(to average assets)	$294,043	11.28%	$104,304	4.00%	$	N/A	N/A	$130,380	5.00%
CET 1 capital
(to risk-weighted assets)	$294,043	12.45%	$106,277	4.50%		$165,320	7.00%	$153,511	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At December 31, 2022, the Bank’s capital exceeded the conservation buffer.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2022, it would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for the Company at December 31, 2022 were 9.7% for Tier 1 leverage-based capital, 10.7% for Tier 1 risk-based capital, 14.0% for total risk-based capital, and 10.7% for CET 1 capital ratio.  The Tier 1 leverage-based capital ratio calculated for the Company at December 31, 2021 was 10.8%.

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company determines fair value based on the requirements established in ASC Topic 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC Topic 820 defines fair value as the exit price, or the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, requires us to use the exit price notion when measuring the fair value of instruments for disclosure purposes.

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

Securities - The fair value of securities available-for-sale are recorded on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow, and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios (Level 2). Transfers between the fair value hierarchy are determined through the third-party service provider which, from time to time will transfer between levels based on market conditions per the related security. All models and processes used take into account market convention.

Mortgage Loans Held for Sale - The fair value of loans held for sale reflects the value of commitments with investors and/or the relative price as delivered into a To-Be-Announced (“TBA”) mortgage-backed security (Level 2).

Loans Receivable - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable-rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment.  As of December 31, 2022 and 2021, there were $14.0 million and $16.1 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment.  The aggregate unpaid principal balance of these loans was $15.6 million and $16.1 million as of December 31, 2022 and 2021, respectively.  Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income.  For the years ended December 31, 2022, 2021, and 2020, the Company recorded net decreases in fair value of $1.7 million and $29,000, and a net increase in fair value of $15,000, respectively.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

Other Real Estate Owned - Fair value adjustments to OREO are recorded at the lower of carrying amount of the loan or fair value of the collateral less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses on loans. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell (Level 3).

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

The following table presents securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At December 31, 2022
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,288	$—	$17,288
Corporate securities	—	8,545	—	8,545
Municipal bonds	—	120,602	—	120,602
Mortgage-backed securities	—	69,966	—	69,966
U.S. Small Business Administration securities	—	12,851	—	12,851
Mortgage loans held for sale, at fair value	—	20,093	—	20,093
Loans receivable, at fair value	—	14,035	—	14,035
Derivatives:
Forward TBA mortgage-backed securities	—	164	—	164
Interest rate lock commitments with customers	—	—	107	107
Interest rate swaps	—	9,870	—	9,870
Total assets measured at fair value	$—	$273,414	$107	$273,521
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(38)	$(38)
Total liabilities measured at fair value	$—	$—	$(38)	$(38)

Financial Assets	At December 31, 2021
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$20,970	$—	$20,970
Corporate securities	—	7,995	1,007	9,002
Municipal bonds	—	135,302	131	135,433
Mortgage-backed securities	—	89,402	—	89,402
U.S. Small Business Administration securities	—	16,552	—	16,552
Mortgage loans held for sale, at fair value	—	125,810	—	125,810
Loans receivable, at fair value	—	16,083	—	16,083
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	808	808
Forward TBA mortgage-backed securities	—	53	—	53
Interest rate swaps	—	1,168	—	1,168
Interest rate lock commitments with customers	—	—	757	757
Total assets measured at fair value	$—	$413,335	$2,703	$416,038
Financial Liabilities
Derivatives:
Interest rate swaps	—	(155)	—	(155)
Total liabilities measured at fair value	$—	$(155)	$—	$(155)

The following table presents impaired loans, OREO, and servicing rights measured at fair value on a nonrecurring basis at the dated indicated. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were evaluated.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$8,652	$8,652
OREO	—	—	570	570
MSR	—	—	35,478	35,478

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans individually evaluated	$—	$—	$5,829	$5,829
MSR	—	—	26,070	26,070

Quantitative Information about Level 3 Fair Value Measurements - Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average
Fair Value	Valuation	Unobservable		December 31,	December 31,
Instruments	Techniques	Inputs	Range	2022	2021
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	92.5%	93.3%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	92.5%	93.3%
NONRECURRING
Loans individually evaluated	Fair value of underlying collateral	Discount applied to the obtained appraisal	10.0%	10.0%	10.0%
OREO	Fair value of collateral	Discount applied to the obtained appraisal	10.0%	10.0%	N/A %
MSR	Industry sources	Pre-payment speeds	0% - 50%	8.2%	13.8%

The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments.  An increase or decrease in the pull-through rate would have a corresponding positive or negative fair value adjustment.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years indicated:

		Purchases			Net change in	Net change in
	Beginning	and	Sales and	Ending	fair value for	fair value for
2022	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$757	$3,215	$(3,865)	$107	$(650)	$—
Individual forward sale commitments with investors	808	6,383	(7,229)	(38)	(846)	—
2021
Interest rate lock commitments with customers	$4,024	$23,164	$(26,431)	$757	$(3,267)	$—
Individual forward sale commitments with investors	(67)	2,526	(1,651)	808	875	—
Securities available-for-sale, at fair value	1,111	40	(13)	1,138	—	27
2020
Interest rate lock commitments with customers	$557	$53,281	$(49,814)	$4,024	$3,467	$—
Individual forward sale commitments with investors	(195)	(4,857)	4,985	(67)	128	—
Securities available-for-sale, at fair value	1,162	—	(51)	1,111	—	(40)

_____________________________

(1) Relating to items held at end of period included in income.

(2) Relating to items held at end of period included in other comprehensive income.

(Losses) gains on interest rate lock commitments and on forward sale commitments with investors carried at fair value are recorded in “Gain on sale of loans” on the Consolidated Statements of Income.

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether or not recognized at fair value on the Consolidated Balance Sheets:

	December 31,		December 31,
	2022		2021
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$41,437	$41,437	$26,491	$26,491
Certificates of deposit at other financial institutions	4,712	4,712	10,542	10,542
Level 2 inputs:
Securities available-for-sale, at fair value	229,252	229,252	270,221	270,221
Securities held-to-maturity	8,500	7,929	7,500	8,128
Loans held for sale, at fair value	20,093	20,093	125,810	125,810
FHLB stock, at cost	10,611	10,611	4,778	4,778
Forward TBA mortgage-backed securities	164	164	53	53
Loans receivable, at fair value	14,035	14,035	16,083	16,083
Interest rate swaps	9,870	9,870	1,168	1,168
Accrued interest receivable	11,144	11,144	7,594	7,594
Level 3 inputs:
Securities available-for-sale, at fair value	—	—	1,138	1,138
Loans receivable, gross	2,204,817	2,153,769	1,738,092	1,725,651
MSR, held at lower of cost or fair value	18,017	35,478	16,970	26,070
Fair value interest rate locks with customers	107	107	757	757
Mandatory and best effort forward commitments with investors	—	—	808	808
Financial Liabilities
Level 2 inputs:
Deposits	2,127,741	2,105,926	1,915,744	1,912,498
Borrowings	186,528	186,188	42,528	43,365
Subordinated notes, excluding unamortized debt issuance costs	50,000	44,500	50,000	51,688
Accrued interest payable	2,270	2,270	766	766
Interest rate swaps	—	—	155	155
Level 3 inputs:
Mandatory and best effort forward commitments with investors	38	38	—	—

NOTE 16 - EARNINGS PER SHARE

The Company computes earnings per share using the two-class method, which is an earnings allocation method for computing earnings per share that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For earnings per share calculations for 2021 and 2020, the ESOP shares committed to be released are included as outstanding shares for both basic and diluted earnings per share.  All ESOP shares were allocated as of December 31, 2021.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the years indicated:

	At or For the Year Ended December 31,
Numerator (Dollars in thousands, except per share amounts):	2022	2021	2020
Net income	$29,649	$37,412	$39,264
Dividends and undistributed earnings allocated to participating securities	(554)	(611)	(545)
Net income available to common shareholders	$29,095	$36,801	$38,719
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,754,507	8,217,916	8,461,280
Dilutive shares	119,133	200,580	162,038
Diluted weighted average common shares outstanding	7,873,640	8,418,496	8,623,318
Basic earnings per share	$3.75	$4.48	$4.58
Diluted earnings per share	$3.70	$4.37	$4.49
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	61,912	16,466	133,238

NOTE 17 - DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

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

Mortgage Banking Derivatives Not Designated as Hedges

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one-to four-family loans that are intended to be sold and for closed one-to-four-family mortgage loans held for sale for which fair value accounting has been elected, that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one-to-four-family mortgage loans or into contracts to sell forward To-Be-Announced (“TBA”) mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments for reporting purposes under U.S. GAAP. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income or noninterest expense. The Bank recognizes all derivative instruments as either “Other assets” or “Other liabilities” on the Consolidated Balance Sheets and measures those instruments at fair value.

Cash Flow Hedges

The Company has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted LIBOR based brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the LIBOR portion of the series of future adjustable-rate borrowings and deposits over the term of the interest rate swap. Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from management’s assessment of hedge effectiveness. The Bank tests for hedging effectiveness on a quarterly basis. The accumulated other comprehensive income is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Bank has not recorded any hedge ineffectiveness since inception.

The Bank expects that approximately $3.8 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next twelve months related to these cash flow hedges.

Fair Value Hedges

The Company is exposed to changes in the fair value of certain of its pools of prepayable fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the SOFR. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of December 31, 2022, the following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges.  The Company had no fair value hedges at December 31, 2021.

	December 31, 2022
		Cumulative Amount of Fair Value
Line item in the statement of financial		Hedging Adjustment Included in
position in which the hedged Item is	Carrying Amount of the	the Carrying Amount of the
included	Hedged Assets	Hedged Assets
Investment securities (1)	$55,893	$4,107
Total	$55,893	$4,107

____________________________________

1)	These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $242.1 million; the cumulative basis adjustments associated with these hedging relationships was $4.1 million; and the amounts of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities”, respectively, on the Consolidated Balance Sheets, as follows:

	December 31, 2022
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$90,000	$5,780	$—
Fair value hedges:
Interest rate swaps - securities	$60,000	$4,090	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	8,837	107	—
Mandatory and best effort forward commitments with investors	4,558	—	38
Forward TBA mortgage-backed securities	27,000	164	—

	December 31, 2021
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$90,000	$1,168	$155
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	71,890	757	—
Mandatory and best effort forward commitments with investors	74,375	808	—
Forward TBA mortgage-backed securities	111,000	53	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the income statement for the years indicated:

	Year Ended December 31,
	2022		2021		2020
	Interest	Interest	Interest	Interest	Interest	Interest
	Expense	Income	Expense	Income	Expense	Income
	Deposits	Securities	Deposits	Securities	Deposits	Securities
Total amounts presented on the Consolidated Statements of Income	$9,420	$7,046	$6,929	$5,637	$11,980	$4,709
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	$—	$(4,107)	$—	$—	$—	$—
Recognized on derivatives designated as hedging instruments	—	4,103	—	—	—	—
Net expense recognized on fair value hedges	$—	$(4)	$—	$—	$—	$—
Net gain (loss) on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$970	$—	$(538)	$—	$(198)	$—
Net income (expense) recognized on cash flow hedges	$970	$—	$(538)	$—	$(198)	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in a net loss of $2.6 million and net gains of $5.1 million and $6.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table presents a summary of amounts outstanding in derivative financial instruments including those entered into in connection with the same counter-party under master netting agreements as of the years indicated.  While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related asset or liability for each counter-party.

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Statement of Financial Position
Offsetting of derivative assets	of Recognized	Statement of	Statement of	Financial	Cash Collateral
at December 31, 2022	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
Interest rate swaps	$9,870	$—	$9,870	$—	$—	$9,870

at December 31, 2021
Interest rate swaps	$1,168	$—	$1,168	$—	$—	$1,168

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Liabilities	in the Statement of Financial Position
Offsetting of derivative liabilities	of Recognized	Statement of	Presented in the Statement	Financial	Cash Collateral
at December 31, 2022	Liabilities	Financial Position	of Financial Position	Instruments	Posted	Net Amount
Interest rate swaps	$—	$—	$—	$—	$—	$—

at December 31, 2021
Interest rate swaps	$155	$—	$155	$—	$155	$—

Credit Risk-related Contingent Features

The Company has interest rate swap agreements with certain of its derivative counterparties that contain a provision where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contracts or post additional collateral.   As of December 31, 2022, the Company had no derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of  securities with a carrying value of $2.8 million and cash of $680,000 to secure interest rate swap agreements as of December 31, 2022. The Company had posted cash collateral of $170,000 for TBA trades with counterparties at that date.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years indicated:

		Unrealized Gains
	Gains and	and (Losses)
	(Losses) on	on Available
	Derivative	for Sale
Year Ended December 31, 2022	Instruments	Securities	Total
Beginning balance	$794	$(542)	$252
Other comprehensive income (loss) before
reclassification, net of tax	7,728	(32,851)	(25,123)
Amounts reclassified from accumulated other
comprehensive loss, net of tax	(761)	—	(761)
Net current period other comprehensive income (loss)	6,967	(32,851)	(25,884)
Ending balance	$7,761	$(33,393)	$(25,632)

		Unrealized Gains
	Gains and	and (Losses)
	(Losses) on	on Available
	Derivative	for Sale
Year Ended December 31, 2021	Instruments	Securities	Total
Beginning balance	$(967)	$3,500	$2,533
Other comprehensive income (loss) before
reclassification, net of tax	1,339	(4,042)	(2,703)
Amounts reclassified from accumulated other
comprehensive income, net of tax	422	—	422
Net current period other comprehensive income (loss)	1,761	(4,042)	(2,281)
Ending balance	$794	$(542)	$252

		Unrealized Gains
	Gains and	and (Losses)
	(Losses) on	on Available
	Derivative	for Sale
Year Ended December 31, 2020	Instruments	Securities	Total
Beginning balance	$—	$788	$788
Other comprehensive (loss) income before
reclassification, net of tax	(1,122)	2,947	1,825
Amounts reclassified from accumulated other
comprehensive income (loss), net of tax	155	(235)	(80)
Net current period other comprehensive (loss) income	(967)	2,712	1,745
Ending balance	$(967)	$3,500	$2,533

NOTE 19 - STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of the Company approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorizes 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company.  At December 31, 2022, there were 342,096 shares available for future stock option awards and 109,410 shares available under the 2018 Plan.

For the years ended December 31, 2022,  2021, and 2020, total share-based compensation expense was $2.0 million, $1.4 million, and $1.0 million, respectively. The related income tax benefit was $414,000, $304,000, and $214,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Stock Options

The 2018 plan consists of stock option awards that may be granted as incentive stock options or nonqualified stock options.  Stock option awards generally vest over a one or three year period for independent directors or over a two or five year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting, 5.75 years for two-year vesting, 6.0 years for three-year vesting, and 6.5 years for five-year vesting.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
Dividend yield	2.59%	1.58%	1.97%
Expected volatility	26.86%	37.10%	26.79%
Risk-free interest rate	2.88%	1.01%	0.42%
Expected term in years	6.5	6.5	6.5
Weighted-average grant date fair value per option granted	$7.13	$10.67	$8.00

The following table presents a summary of the Company’s stock option plan awards during the years indicated (shown as actual).  Share and per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2020	575,980	$18.49	6.77	$7,722,369
Granted	124,570	$21.35	—	—
Less exercised	28,796	$8.45	—	$453,674
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2020	671,754	$19.45	6.58	$5,721,159

Outstanding at January 1, 2021	671,754	$19.45	6.58	$5,721,159
Granted	118,850	$35.46	—	—
Less exercised	176,978	$12.73	—	$4,265,369
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2021	613,626	$25.24	7.17	$5,362,902

Outstanding at January 1, 2022	613,626	$25.24	7.17	$5,362,902
Granted	99,200	$30.94	—	—
Less exercised	64,994	$19.75	—	$790,558
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2022	647,832	$26.67	6.84	$4,627,255

Expected to vest, assuming a 0.31% annual forfeiture rate at December 31, 2022 (1)	645,998	$26.66	6.84	$4,619,599

Exercisable at December 31, 2022	312,821	$24.03	5.46	$3,007,299

___________________________

(1)	Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options forfeited over 10 years.

At December 31, 2022, there was $2.0 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

Restricted Stock Awards

The RSAs fair value is equal to the value of the market price of the Company’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares for the 2018 Plan generally vest over a one or three year period for independent directors or over a two or five year period for employees and officers beginning on the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the years indicated (shown as actual). Share and per share data has been adjusted for all periods to reflect a two-for-one stock split effective July 14, 2021.

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2020	80,430	$26.82
Granted	49,760	21.35
Less vested	20,006	26.84
Forfeited or expired	—	—
Nonvested at December 31, 2020	110,184	$24.35

Nonvested at January 1, 2021	110,184	$24.35
Granted	41,350	35.46
Less vested	29,862	24.78
Forfeited or expired	—	—
Nonvested at December 31, 2021	121,672	$28.02

Nonvested at January 1, 2022	121,672	$28.02
Granted	35,050	30.94
Less vested	38,192	28.12
Forfeited or expired	—	—
Nonvested at December 31, 2022	118,530	$28.85

At December 31, 2022, there was $2.9 million of total unrecognized compensation costs related to nonvested shares granted under the 2018 plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, automated teller machines (“ATM”), online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At December 31, 2022, the Company’s retail deposit branch network consisted of 20 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as loans held for investment. The majority of mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA or the FHLB of Des Moines, while the Company generally retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or (“FHA”), US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment at or for the years indicated:

	At or For the Year Ended December 31, 2022
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$93,358	$10,922	$104,280
Provision for credit losses on loans (2)	(5,064)	(1,153)	(6,217)
Noninterest income	10,158	7,950	18,108
Noninterest expense	(59,723)	(19,460)	(79,183)
Income (loss) before (provision) benefit for income taxes	38,729	(1,741)	36,988
(Provision) benefit for income taxes	(7,684)	345	(7,339)
Net income (loss)	$31,045	$(1,396)	$29,649
Total average assets for period ended	$2,018,263	$417,431	$2,435,694
FTEs	405	132	537

	At or For the Year Ended December 31, 2021
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$78,306	$8,343	$86,649
(Provision for) reversal of loan losses (2)	(2,613)	2,113	(500)
Noninterest income	8,545	28,968	37,513
Noninterest expense	(56,557)	(19,685)	(76,242)
Income before provision for income taxes	27,681	19,739	47,420
Provision for income taxes	(5,842)	(4,166)	(10,008)
Net income	$21,839	$15,573	$37,412
Total average assets for period ended	$1,779,850	$409,363	$2,189,213
FTEs	384	152	536

	At or For the Year Ended December 31, 2020
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$68,997	$5,123	$74,120
Provision for loan losses (2)	(10,278)	(2,758)	(13,036)
Noninterest income	10,551	44,808	55,359
Noninterest expense	(49,242)	(17,351)	(66,593)
Income before provision for income taxes	20,028	29,822	49,850
Provision for income taxes	(4,253)	(6,333)	(10,586)
Net income	$15,775	$23,489	$39,264
Total average assets for period ended	$1,543,681	$396,367	$1,940,048
FTEs	354	152	506

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

(2) The provision for credit losses was calculated using the CECL methodology in 2022 and the provision for loan losses was calculated using the previous incurred loss methodology in 2021 and 2020.  The change in methodology reflects shifts in allocation between segments due to various changes, to include adjustments to qualitative factors, changes in loan balances, and charge-off and recovery activity.

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

All the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years indicated:

	For the Year Ended December 31,
Noninterest income	2022	2021	2020
In-scope of Topic 606:
Debit card interchange fees	$2,266	$2,252	$1,879
Deposit service and account maintenance fees	919	757	786
Noninterest income (in-scope of Topic 606)	3,185	3,009	2,665
Noninterest income (out-of-scope of Topic 606)	14,923	34,504	52,694
Total noninterest income	$18,108	$37,513	$55,359

Deposit Service and Account Maintenance Fees

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

NOTE 22 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $2.3 million at December 31, 2022 and 2021, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the purchase of four retail bank branches (“Branch Purchase”) from Bank of America on January 22, 2016.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2022 and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2022, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the years indicated:

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2019	$7,490	$(2,033)	$5,457
Amortization	—	(706)	(706)
Balance, December 31, 2020	7,490	(2,739)	4,751
Amortization	—	(691)	(691)
Balance, December 31, 2021	7,490	(3,430)	4,060
Amortization	—	(691)	(691)
Balance, December 31, 2022	$7,490	$(4,121)	$3,369

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on a straight-line basis over 10 years for the CDI related to the Anchor Acquisition in November 2018  and on an accelerated basis over approximately nine years for the CDI related to the Branch Purchase. Total amortization expense was $691,000 for both years ended December 31, 2022 and 2021, and $706,000 for the year ended December 31, 2020.

Amortization expense for CDI is expected to be as follows for the years ended December 31:

2023	$691
2024	621
2025	525
2026	525
2027	525
Thereafter	482
Total	$3,369

NOTE 23 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The Condensed Balance Sheets, Statements of Income, and Statements of Cash Flows for the Company (Parent Only) are presented below:

Condensed Balance Sheets	December 31,
Assets	2022	2021
Cash and due from banks	$7,195	$19,883
Investment in subsidiary	274,092	277,390
Other assets	704	407
Total assets	$281,991	$297,680
Liabilities and Stockholders' Equity
Subordinated notes, net	49,461	49,394
Other liabilities	833	779
Total liabilities	50,294	50,173
Stockholders' equity	231,697	247,507
Total liabilities and stockholders' equity	$281,991	$297,680

Condensed Statements of Income	Year Ended December 31,
	2022	2021	2020
Interest expense on subordinated note	$(1,942)	$(1,722)	$(776)
Dividends received from subsidiary	9,110	9,800	20,862
Other expenses	(274)	(272)	(195)
Income before income tax benefit and equity in undistributed net income of subsidiary	6,894	7,806	19,891
Income tax benefit	465	419	204
Equity in undistributed earnings of subsidiary	22,290	29,187	19,169
Net income	$29,649	$37,412	$39,264

Condensed Statements of Cash Flows	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$29,649	$37,412	$39,264
Equity in undistributed net income of subsidiary	(22,290)	(29,187)	(19,169)
Amortization	67	61	115
ESOP compensation expense for allocated shares	—	1,482	1,025
Share-based compensation expense related to stock options and restricted stock	1,971	1,446	1,020
Changes in operating assets and liabilities
Other assets	(297)	(205)	(30)
Other liabilities	55	569	27
Net cash from operating activities	9,155	11,578	22,252
Cash flows (used by) from investing activities:
Net proceeds from ESOP	—	291	282
Investment in subsidiary	—	(25,000)	—
Net cash from (used by) investing activities	—	(24,709)	282
Cash flows (used by) from financing activities:
Net proceeds from issuance of subordinated notes	—	49,333	—
Repayment of subordinated notes	—	(10,000)	—
Proceeds (disbursements) from stock options exercised	568	(2,076)	(161)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(190)	(211)	(34)
Issuance of common stock - employee stock purchase plan	503	—	—
Common stock repurchased	(15,628)	(13,961)	(9,802)
Dividends paid on common stock	(7,096)	(4,602)	(3,574)
Net cash (used by) from financing activities	(21,843)	18,483	(13,571)
Net (decrease) increase in cash and cash equivalents	(12,688)	5,352	8,963
Cash and cash equivalents, beginning of year	19,883	14,531	5,568
Cash and cash equivalents, end of year	$7,195	$19,883	$14,531

NOTE 24 - RECENT DEVELOPMENTS

Acquisition of Seven Columbia State Bank Branches

On February 24, 2023, 1st Security Bank purchased seven branches from Columbia State Bank. The acquisition includes the branch banking operations of a total of seven retail bank branches located in the communities of Manzanita, Newport, Ontario, Tillamook, and Waldport, Oregon and Goldendale and White Salmon, Washington. In connection with the acquisition, 1st Security Bank acquired approximately $425.5 million of deposits, $65.8 million of performing loans and the bank facilities and certain other assets of the acquired branches. In consideration of the purchased assets and transferred liabilities, 1st Security Bank paid (a) the recorded investment of the loans acquired, (b) the net book value, or approximately $6.4 million, for the bank facilities and certain assets located at the acquired branches, and (c) a deposit premium of 4.15% for core deposits and 2.5% for public funds on substantially all of the deposits assumed, which equated to approximately $16.8 million. The acquisition settled by Columbia State Bank paying cash of approximately $337.3 million to 1st Security Bank for the difference between these amounts and the total deposits assumed. The branch purchase was accounted for under the acquisition method in accordance with ASC 805, “Business Combinations,” and accordingly the assets and liabilities were recorded at their fair values on the date of acquisition. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values become available.  The initial accounting for the business combination is incomplete at this time and therefore, the estimated fair values of assets acquired and liabilities assumed at the date of acquisition has been excluded.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at December 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

FS Bancorp’s management assessed the effectiveness of FS Bancorp’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on management’s assessment, it was concluded that, as of December 31, 2022, FS Bancorp’s internal control over financial reporting was effective based on those criteria.

b)	Attestation report of the registered public accounting firm.

Moss Adams LLP, an independent registered public accounting firm, has audited FS Bancorp’s consolidated financial statements and the effectiveness of its internal control over financial reporting as of December 31, 2022, which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

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

Code of Ethics for Senior Financial Officers

The Board of Directors has adopted a Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees. The Code of Ethics is applicable to the Company’s principal executive officer and senior financial officers. The Company’s Code of Ethics is posted on its website at www.fsbwa.com under the Investor Relations tab.

Nominating Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since last disclosed to stockholders.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee of the Company is composed of Directors Leech (Chairperson), Mansfield and Cofer-Wildsmith. Each member of the Audit Committee is independent as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market, LLC. The Board of Directors has determined that Mr. Leech and Mr. Mansfield meet the definition of “audit committee financial expert,” as defined by the SEC.

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

d)  Equity Compensation Plans Information. The following table summarizes share and exercise price information about FS Bancorp’s equity compensation plans as of December 31, 2022:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants, and rights	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2013 Equity Incentive Plan	73,476	$10.90	N/A
2018 Equity Incentive Plan	574,356	$28.65	451,506
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	647,832	$26.67	451,506	(1)

_____________________________

(1) Includes 342,096 shares available for future grants of restricted stock.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
For a list of the financial statements filed as part of this report see “Part II - Item 8. Financial Statements and Supplementary Data.”
2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.
(b)	Exhibits
Exhibits are available from the Company by written request

	3.1	Articles of Incorporation for FS Bancorp, Inc. (1)
	3.2	Bylaws for FS Bancorp, Inc. (2)
	4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
	4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee. (3)
	4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto) (3)
	4.4	Description of Registrant’s Securities
	10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
	10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
	10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
	10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
	10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
	10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
	10.9	Form of Change of Control Agreement with Donn C. Costa, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (5)
	10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (7)
	10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (7)
	10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (7)
	10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (7)
	10.14	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (8)
	10.15	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (8)
	14	Code of Ethics and Conduct Policy (6)
	21	Subsidiaries of Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated

Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 10, 2013 (File No. 001-355589).

(3)   Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-192990) filed on December 20, 2013 and incorporated by reference.

(5)   Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589)

(6)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23,2018.
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-265729) filed on June 21,2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2023	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer (Principal Executive Officer)
Joseph C. Adams		March 16, 2023

/s/Matthew D. Mullet	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Matthew D. Mullet		March 16, 2023

/s/Ted A. Leech	Chairman of the Board
Ted A. Leech		March 16, 2023

/s/Margaret R. Piesik	Director
Margaret R. Piesik		March 16, 2023

/s/Joseph P. Zavaglia	Director
Joseph P. Zavaglia		March 16, 2023

/s/Michael J. Mansfield	Director
Michael J. Mansfield		March 16, 2023

/s/Marina Cofer-Wildsmith	Director
Marina Cofer-Wildsmith		March 16, 2023

/s/Pamela M. Andrews	Director	March 16, 2023
Pamela M. Andrews