Form 10-Q
period 2023-03-31
FS Bancorp, Inc.
filed 2023-05-10
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023              OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 5, 2023, there were 7,743,283 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10-Q

When we refer to “FS Bancorp” in this report, we are referring to FS Bancorp, Inc. When we refer to “Bank” or “1st Security Bank” in this report, we are referring to 1st Security Bank of Washington, the wholly owned subsidiary of FS Bancorp.  As used in this report, the terms “we,” “our,” “us,” and “Company” refer to FS Bancorp, Inc. and its consolidated subsidiary, 1st Security Bank of Washington, unless the context indicates otherwise.

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	March 31,	December 31,
ASSETS	2023	2022
Cash and due from banks	$21,481	$10,525
Interest-bearing deposits at other financial institutions	36,700	30,912
Total cash and cash equivalents	58,181	41,437
Certificates of deposit at other financial institutions	4,712	4,712
Securities available-for-sale, at fair value	232,373	229,252
Securities held-to-maturity, net of allowance for credit losses of $31 and $31, respectively (fair value of $7,924 and $7,929, respectively)	8,469	8,469
Loans held for sale, at fair value	23,310	20,093
Loans receivable, net (includes $14,960 and $14,035, at fair value, respectively)	2,299,649	2,190,860
Accrued interest receivable	12,336	11,144
Premises and equipment, net	31,781	25,119
Operating lease right-of-use (“ROU”) assets	7,414	6,226
Federal Home Loan Bank (“FHLB”) stock, at cost	3,863	10,611
Other real estate owned (“OREO”)	570	570
Deferred tax asset, net	5,860	6,670
Bank owned life insurance (“BOLI”), net	37,020	36,799
Servicing rights, held at the lower of cost or fair value	17,599	18,017
Goodwill	3,592	2,312
Core deposit intangible, net	20,348	3,369
Other assets	15,731	17,238
TOTAL ASSETS	$2,782,808	$2,632,898
LIABILITIES
Deposits:
Noninterest-bearing accounts	$746,922	$554,174
Interest-bearing accounts	1,696,351	1,573,567
Total deposits	2,443,273	2,127,741
Borrowings	7,528	186,528
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(523)	(539)
Total subordinated notes less unamortized debt issuance costs	49,477	49,461
Operating lease liabilities	7,651	6,474
Other liabilities	33,045	30,997
Total liabilities	2,540,974	2,401,201
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,743,283 and 7,736,185 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	77	77
Additional paid-in capital	56,138	55,187
Retained earnings	208,342	202,065
Accumulated other comprehensive loss, net of tax	(22,723)	(25,632)
Total stockholders’ equity	241,834	231,697
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,782,808	$2,632,898

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME
Loans receivable, including fees	$35,992	$23,047
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	2,620	1,579
Total interest and dividend income	38,612	24,626
INTEREST EXPENSE
Deposits	6,624	1,285
Borrowings	841	133
Subordinated notes	485	486
Total interest expense	7,950	1,904
NET INTEREST INCOME	30,662	22,722
PROVISION FOR CREDIT LOSSES	2,108	1,043
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	28,554	21,679
NONINTEREST INCOME
Service charges and fee income	2,608	1,013
Gain on sale of loans	1,476	3,857
Earnings on cash surrender value of BOLI	221	217
Other noninterest income	914	789
Total noninterest income	5,219	5,876
NONINTEREST EXPENSE
Salaries and benefits	13,864	11,972
Operations	2,692	2,479
Occupancy	1,520	1,223
Data processing	1,568	1,360
Loan costs	470	523
Professional and board fees	678	993
Federal Deposit Insurance Corporation (“FDIC”) insurance	580	157
Marketing and advertising	190	188
Acquisition cost	1,501	—
Amortization of core deposit intangible	459	173
Impairment (recovery) of servicing rights	2	(1)
Total noninterest expense	23,524	19,067
INCOME BEFORE PROVISION FOR INCOME TAXES	10,249	8,488
PROVISION FOR INCOME TAXES	2,037	1,618
NET INCOME	$8,212	$6,870
Basic earnings per share (1)	$1.06	$0.84
Diluted earnings per share (1)	$1.04	$0.83

______________________________

(1)	Earnings per share for the three months ended March 31, 2022, was revised due to the improper inclusion of certain unvested shares in the denominator of basic and diluted earnings per share. As a result of the inclusion, earnings per share was understated for the three months ended March 31, 2022. Basic earnings per share for that period was updated to $0.84 from $0.83 as previously reported. Diluted earnings per share was updated to $0.83 from $0.81 as previously reported.

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$8,212	$6,870
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) during period	6,136	(20,973)
Income tax (provision) benefit related to unrealized holding gain (loss)	(1,320)	4,510
Derivative financial instruments:
Unrealized derivative (loss) gain during period	(1,517)	2,827
Income tax benefit (provision) related to unrealized derivative (loss) gain	322	(608)
Reclassification adjustment for realized (gain) loss, net included in net income	(907)	101
Income tax provision (benefit) related to reclassification, net	195	(23)
Other comprehensive income (loss), net of tax	2,909	(14,166)
COMPREHENSIVE INCOME (LOSS)	$11,121	$(7,296)

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended March 31, 2022 and 2023

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Income (Loss),	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2022	8,169,887	$82	$67,958	$179,215	$252	$247,507
Net income	—	$—	—	6,870	—	$6,870
Cumulative effect of new accounting standard (Topic 326) - impact in year of adoption	—	$—	—	297	—	$297
Dividends paid ($0.20 per share)	—	$—	—	(1,634)	—	$(1,634)
Share-based compensation	—	$—	451	—	—	$451
Common stock repurchased - repurchase plan	(115,356)	$(1)	(3,444)	—	—	$(3,445)
Stock options exercised, net	12,680	$—	70	—	—	$70
Other comprehensive loss, net of tax	—	$—	—	—	(14,166)	$(14,166)
BALANCE, March 31, 2022	8,067,211	$81	$65,035	$184,748	$(13,914)	$235,950

BALANCE, January 1, 2023	7,736,185	$77	$55,187	$202,065	$(25,632)	$231,697
Net income	—	$—	—	8,212	—	$8,212
Dividends paid ($0.25 per share)	—	$—	—	(1,935)	—	$(1,935)
Share-based compensation	—	$—	654	—	—	$654
Issuance of common stock- employee stock purchase plan	7,350	$—	271	—	—	$271
Restricted stock awards forfeited	(4,812)	$—	—	—	—	$—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(440)	$—	(16)	—	—	$(16)
Stock options exercised, net	5,000	$—	42	—	—	$42
Other comprehensive income, net of tax	—	$—	—	—	2,909	$2,909
BALANCE, March 31, 2023	7,743,283	$77	$56,138	$208,342	$(22,723)	$241,834

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net income	$8,212	$6,870
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	2,108	1,043
Depreciation, amortization and accretion	3,358	4,289
Compensation expense related to stock options and restricted stock awards	654	451
Change in cash surrender value of BOLI	(221)	(217)
Gain on sale of loans held for sale	(1,476)	(3,857)
Origination of loans held for sale	(73,050)	(211,575)
Proceeds from sale of loans held for sale	78,316	302,553
Impairment (recovery) of servicing rights	2	(1)
Changes in operating assets and liabilities
Accrued interest receivable	(662)	(842)
Other assets	(470)	(476)
Other liabilities	1,700	(296)
Net cash from operating activities	18,471	97,942
CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	2,497	3,333
Purchases	—	(16,762)
Maturities of certificates of deposit at other financial institutions	—	2,365
Portfolio loan originations and principal collections, net	(55,269)	(73,340)
Net cash from acquisitions	336,157	—
Purchase of portfolio loans	(829)	(2,806)
Purchase of premises and equipment	(954)	(160)
Proceeds from bank owned life insurance death benefits	—	419
Change in FHLB stock, net	6,748	112
Net cash from (used by) investing activities	288,350	(86,839)
CASH FLOWS USED BY FINANCING ACTIVITIES
Net (decrease) increase in deposits	(109,439)	4,021
Proceeds from borrowings	382,500	38,000
Repayments of borrowings	(561,500)	(45,000)
Dividends paid on common stock	(1,935)	(1,634)
Proceeds from stock options exercised, net	42	70
Common stock repurchased for employee taxes paid on restricted stock awards	(16)	—
Issuance of common stock - employee stock purchase plan	271	—
Common stock repurchased - repurchase plan	—	(3,445)
Net cash used by financing activities	(290,077)	(7,988)
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,744	3,115

CASH AND CASH EQUIVALENTS, beginning of period	41,437	26,491
CASH AND CASH EQUIVALENTS, end of period	$58,181	$29,606

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$7,064	$1,921
Income taxes	—	—

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on available-for-sale investment securities	$6,136	$(20,973)
Change in unrealized (loss) gain on fair value and cash flow hedges	(2,424)	2,928
Retention in gross mortgage servicing rights from loan sales	405	2,550
Right-of-use assets in exchange for lease liabilities	1,574	938
Acquisitions:
Assets acquired	87,512	—
Liabilities assumed	424,949	—

See accompanying notes to these consolidated financial statements

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 27 full-service bank branches, a headquarters that also originates loans and accepts deposits, and loan production offices in suburban communities in the greater Puget Sound area, the Kennewick-Pasco-Richland metropolitan area of Washington, also known as the Tri-Cities, Goldendale, Vancouver, and White Salmon, Washington and Manzanita, Newport, Ontario, Tillamook, and Waldport, Oregon. The Bank’s branches located in the communities of Goldendale and White Salmon, Washington and Manzanita, Newport, Ontario, Tillamook, and Waldport, Oregon were acquired from Columbia State Bank on February 24, 2023, and opened as 1st Security Bank branches on February 27, 2023. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

Financial Statement Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited financial statements and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2022, as filed with the SEC on March 16, 2023. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”), fair value of financial instruments, the valuation of servicing rights, business combinations, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Segment Reporting – The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See “Note 15 – Business Segments.”

Subsequent Events – The Company has evaluated events and transactions subsequent to March 31, 2023, for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform” (“Topic 848”). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU apply to modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815–15, Derivatives and Hedging –  Embedded Derivatives. In January 2021, ASU 2021–01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU  and the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the effective dates.  The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022, deferred now until December 31, 2024. The Company does not expect the adoption of ASU 2020–04 to have a material impact on its consolidated financial statements.

Application of New Accounting Guidance Adopted in 2023

On January 1, 2023, the Company adopted  ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings (“TDRs”) for creditors, requires new disclosures for creditors for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2022–02 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – BUSINESS COMBINATION

On February 24, 2023, the Company’s wholly-owned subsidiary, 1st Security Bank, completed the purchase of seven branches (“Branch Purchase”) from Columbia State Bank to expand its franchise in Washington and Oregon.  The Branch Purchase included seven retail bank branches located in the communities of Goldendale and White Salmon, Washington and Manzanita, Newport, Ontario, Tillamook, and Waldport, Oregon. In accordance with the Purchase and Assumption Agreement, dated as of November 7, 2022, between Columbia State Bank and 1st Security Bank, the Bank acquired $425.5 million of deposits, a portfolio of performing loans, six owned bank branches, one lease associated with the bank branches and certain other assets of the branches.  In consideration of the purchased assets and transferred liabilities, 1st Security Bank paid (a) the unpaid principal balance and accrued interest of $66.6 million for the loans acquired, (b) the fair value, or approximately $6.3 million, for the bank facilities and certain other assets associated with the acquired branches, and (c) a deposit premium of 4.15% for core deposits and 2.5% for public funds on substantially all of the deposits assumed, which equated to approximately $16.4 million.  The transaction was settled with Columbia State Bank paying cash of $334.7 million to 1st Security Bank for the difference between the total assets purchased and the total liabilities assumed.

The Branch Purchase was accounted for under the acquisition method of accounting and accordingly, the assets and liabilities were recorded at fair values on February 24, 2023, the date of acquisition.  Determining the fair value of assets and liabilities is a complicated process involving significant judgement regarding methods and assumptions used to calculate estimated fair values.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values become available.  Due to the timing of the data conversion and the integration of operations of the branches onto the Company’s existing operations, historical reporting of the acquired branches is impracticable, and therefore, disclosure of the amounts of revenue and expenses attributable to the acquired branches since the acquisition date are not available.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

	Acquired Book	Fair Value		Amount
February 24, 2023	Value	Adjustments		Recorded
Assets
Cash and cash equivalents	$336,157	$—		$336,157
Loans receivable	66,093	(2,902)	(1)	63,191
Premises and equipment	6,342	—		6,342
Accrued interest receivable	530	—		530
Core deposit intangible ("CDI")	—	17,438	(2)	17,438
Goodwill	—	1,280	(3)	1,280
Other assets	11	—		11
Total assets acquired	$409,133	$15,816		$424,949
Liabilities
Deposits:
Noninterest-bearing accounts	$225,567	$—		$225,567
Interest-bearing accounts	199,898	(548)	(4)	199,350
Total deposits	425,465	(548)		424,917
Accrued interest payable	4	—		4
Other liabilities	28	—		28
Total liabilities assumed	$425,497	$(548)		$424,949

Explanation of Fair Value Adjustments

(1)  The fair value discount for acquired loans was determined by separate adjustments to reflect a credit risk and marketability component and a yield component reflecting the differential between portfolio and market yields.  The discount on acquired loans will be accreted back into interest income using the effective yield method. None of the loans acquired are purchased financial assets with credit deterioration.  The fair value of the loans is $63.2 million and the gross amount due is $66.1 million, none of which is expected to be uncollectable.

(2)  The fair value adjustment represents the value of the core deposit base assumed in the Branch Purchase based on a study performed by an independent consulting firm.  This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on an accelerated basis over the average life of the core deposit base, which is estimated to be ten years.

(3)  The fair value adjustment represents the value of the goodwill calculated from the purchase based on the purchase price, less the fair value of assets acquired net of liabilities assumed. The goodwill of $1.3 million is attributable to the workforce and customer relationships associated with the branches.  All of the goodwill is deductible for tax purposes and will be amortized over a 15 year period.  The goodwill was assigned to the Commercial and Consumer Banking segment.

(4)  The fair value of time deposits was calculated using a discounted cash flow analysis that calculated the present value of the projected cash flows from the portfolio versus the present value of a similar portfolio with a similar maturity profile at current market rates. This adjustment represents a difference in interest rates from the time deposits acquired and the estimated wholesale funding rates used in the application of fair value accounting. The discounted amount will be amortized into expense as an increase in interest expense over the maturity profile of the acquired time deposits.

The disclosures regarding pro-forma data and the results of operations subsequent to the acquisition date are omitted as this information is not practical to obtain.  The branches’ financial information is not reported on a stand-alone basis.

NOTE 3 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and ACL at March 31, 2023 and December 31, 2022:

	March 31, 2023
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,152	$—	$(3,267)	$17,885	$—
Corporate securities	9,498	18	(893)	8,623	—
Municipal bonds	143,769	52	(20,531)	123,290	—
Mortgage-backed securities	80,804	—	(10,717)	70,087	—
U.S. Small Business Administration securities	13,555	3	(1,070)	12,488	—
Total securities available-for-sale	268,778	73	(36,478)	232,373	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(576)	7,924	31
Total securities held-to-maturity	8,500	—	(576)	7,924	31

Total securities	$277,278	$73	$(37,054)	$240,297	$31

	December 31, 2022
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,153	$—	$(3,865)	$17,288	$—
Corporate securities	9,497	27	(979)	8,545	—
Municipal bonds	144,200	21	(23,619)	120,602	—
Mortgage-backed securities	82,424	—	(12,458)	69,966	—
U.S. Small Business Administration securities	14,519	—	(1,668)	12,851	—
Total securities available-for-sale	271,793	48	(42,589)	229,252	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(571)	7,929	31
Total securities held-to-maturity	8,500	—	(571)	7,929	31

Total securities	$280,293	$48	$(43,160)	$237,181	$31

The following table presents the activity in the ACL for securities held-to-maturity by major security type for the three months ended March 31, 2023 and 2022:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended March 31,
Corporate Securities	2023	2022
Beginning allowance balance	$31	$—
Impact of adopting ASU 2016-13	—	72
Provision for credit losses	—	—
Securities charged-off	—	—
Recoveries	—	—
Total ending allowance balance	$31	$72

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $117,000 and $116,000 as of March 31, 2023 and December 31, 2022, respectively, and was $1.8 million and $1.2 million on available-for-sale debt securities as of March 31, 2023 and December 31, 2022, respectively.  Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Bank monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31,	December 31,
Corporate securities	2023	2022
BBB/BBB-	$8,500	$8,500

At March 31, 2023, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest. No assigned credit ratings were downgraded for debt securities held-to-maturity during the period.

The following table presents, as of March 31, 2023, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	March 31, 2023
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$26,122	$30,695	$26,122
Interest rate swap counterparties	2,861	2,900	2,861
Federal Reserve Bank - Bank Term Funding Program facility	80,075	92,558	80,075
Total pledged securities	$109,058	$126,153	$109,058

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$2,913	$(23)	$14,972	$(3,244)	$17,885	$(3,267)
Corporate securities	2,488	(11)	4,118	(882)	6,606	(893)
Municipal bonds	8,162	(119)	110,996	(20,412)	119,158	(20,531)
Mortgage-backed securities	8,191	(240)	61,896	(10,477)	70,087	(10,717)
U.S. Small Business Administration securities	1,125	(2)	8,803	(1,068)	9,928	(1,070)
Total securities available-for-sale	22,879	(395)	200,785	(36,083)	223,664	(36,478)

SECURITIES HELD-TO-MATURITY
Corporate securities	6,995	(505)	929	(71)	7,924	(576)
Total securities held-to-maturity	6,995	(505)	929	(71)	7,924	(576)

Total	$29,874	$(900)	$201,714	$(36,154)	$231,588	$(37,054)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$3,823	$(118)	$13,465	$(3,747)	$17,288	$(3,865)
Corporate securities	2,494	(4)	4,026	(975)	6,520	(979)
Municipal bonds	44,261	(5,794)	73,990	(17,825)	118,251	(23,619)
Mortgage-backed securities	29,791	(3,188)	40,175	(9,270)	69,966	(12,458)
U.S. Small Business Administration securities	10,807	(1,162)	2,044	(506)	12,851	(1,668)
Total securities available-for-sale	91,176	(10,266)	133,700	(32,323)	224,876	(42,589)

SECURITIES HELD-TO-MATURITY
Corporate securities	7,929	(571)	—	—	7,929	(571)
Total securities held-to-maturity	7,929	(571)	—	—	7,929	(571)

Total	$99,105	$(10,837)	$133,700	$(32,323)	$232,805	$(43,160)

There were six held-to-maturity debt securities with unrealized losses less than one year and one with unrealized losses of more than one year at March 31, 2023.  There were seven held-to-maturity debt securities in an unrealized loss position less than one year and none with unrealized losses of more than one year at December 31, 2022.

There were 17 available-for-sale securities with unrealized losses of less than one year, and 171 available-for-sale securities with an unrealized loss of more than one year at March 31, 2023. There were 88 available-for-sale securities with unrealized losses of less than one year, and 106 available-for-sale securities with an unrealized loss of more than one year at December 31, 2022. The unrealized losses associated with these securities are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity.  Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes.  Substantially, all of the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings.

All of the available-for-sale mortgage-backed securities and U.S. Small Business Administration securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the three months ended March 31, 2023, or for the year ended December 31, 2022.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	March 31,		December 31,
	2023		2022
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$4,873	$4,410	$4,874	$4,321
Due after five years through ten years	8,989	7,766	6,989	5,963
Due after ten years	7,290	5,709	9,290	7,004
Subtotal	21,152	17,885	21,153	17,288
Corporate securities
Due within one year	2,000	2,016	1,000	997
Due after one year through five years	1,498	1,488	2,497	2,519
Due after five years through ten years	4,000	3,770	4,000	3,763
Due after ten years	2,000	1,349	2,000	1,266
Subtotal	9,498	8,623	9,497	8,545
Municipal bonds
Due within one year	2,660	2,655	2,660	2,644
Due after one year through five years	1,032	1,013	1,038	1,012
Due after five years through ten years	6,324	5,883	6,341	5,771
Due after ten years	133,753	113,739	134,161	111,175
Subtotal	143,769	123,290	144,200	120,602
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	66,944	57,381	68,421	57,358
Federal Home Loan Mortgage Corporation (“FHLMC”)	9,218	8,539	9,290	8,424
Government National Mortgage Association (“GNMA”)	4,642	4,167	4,713	4,184
Subtotal	80,804	70,087	82,424	69,966
U.S. Small Business Administration securities
Due within one year	169	162	—	—
Due after one year through five years	2,353	2,239	2,553	2,407
Due after five years through ten years	3,867	3,699	4,461	3,996
Due after ten years	7,166	6,388	7,505	6,448
Subtotal	13,555	12,488	14,519	12,851
Total securities available-for-sale	268,778	232,373	271,793	229,252

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	8,500	7,924	8,500	7,929
Total securities held-to-maturity	8,500	7,924	8,500	7,929
Total securities	$277,278	$240,297	$280,293	$237,181

There were no sales proceeds, gains or losses from the sale of securities available-for-sale for the three months ended March 31, 2023 and 2022.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	March 31,	December 31,
REAL ESTATE LOANS	2023	2022
Commercial	$339,794	$334,059
Construction and development	337,452	342,591
Home equity	60,625	55,387
One-to-four-family (excludes loans held for sale)	501,100	469,485
Multi-family	232,201	219,738
Total real estate loans	1,471,172	1,421,260
CONSUMER LOANS
Indirect home improvement	531,632	495,941
Marine	70,994	70,567
Other consumer	4,042	3,064
Total consumer loans	606,668	569,572
COMMERCIAL BUSINESS LOANS
Commercial and industrial	223,702	196,791
Warehouse lending	28,044	31,229
Total commercial business loans	251,746	228,020
Total loans receivable, gross	2,329,586	2,218,852
ACL for loans	(29,937)	(27,992)
Total loans receivable, net	$2,299,649	$2,190,860

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $8.4 million as of March 31, 2023 and $7.8 million as of December 31, 2022. Net loans include unamortized net discounts on acquired loans of $3.2 million and $437,000 as of March 31, 2023 and December 31, 2022, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $10.1 million and $9.6 million as of March 31, 2023 and December 31, 2022, respectively, and was reported in “Accrued interest receivable” on the Consolidated Balance Sheets.

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington, near our loan production office in Vancouver, Washington, or near our loan production office located in the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota,  Nevada,  Texas, Utah, Massachusetts, and Montana.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At March 31, 2023, the Bank held approximately $944.3 million in loans that are pledged as collateral for FHLB advances, compared to approximately $840.2 million at December 31, 2022. The Bank held approximately $598.0 million in loans that are pledged as collateral for the FRB line of credit at March 31, 2023, compared to approximately $579.8 million at December 31, 2022.

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

Real Estate Loans

Commercial Lending. Loans originated by the Company primarily secured by income-producing properties, including retail centers, warehouses, and office buildings located in our market areas.

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

Management identifies loans in the Company’s portfolio that must be individually evaluated for loss due to disparate risk characteristics or information suggesting that the Company will be unable to collect all the principal and interest due. For loans individually evaluated, a specific reserve is estimated based on either the fair value of collateral or the discounted value of expected future cash flows. In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgements. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows actually received over the loan’s remaining life. Individually evaluated loans are excluded from the estimation of credit losses for the pooled portfolio.

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

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL for loans. The calculation includes a 12-month PD forecast based on the Company’s regression model comparing peer nonperforming loan ratios to the national unemployment rate. After the forecast period, PD rates revert on a straight-line basis back to long-term historical average rates over a 12-month period.  Due to very limited default history, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs. The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Company adjusts the modeled historical losses by qualitative and environmental adjustments to incorporate all significant risks to form a sufficient basis to estimate the credit losses.

Modifications to borrowers experiencing financial difficulty are included in loans collectively evaluated for credit loss. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. A charge to the allowance for credit losses is generally not recorded upon modification.

Management believes that the methods selected fairly reflect the historical loss component of expected losses inherent in the Company’s loan portfolio. However, since future losses could vary significantly from those experienced in the past, on a quarterly basis management adjusts its historical loss experience to reflect current and forecasted conditions. In doing so, management considers a variety of general qualitative and quantitative factors (“Q-factors”) and then subjectively determines the weight to assign to each in estimating losses. Qualitative characteristics include differences in underwriting standards, policies, lending staff and environmental risks. Management also considers whether further adjustments to historical loss information are needed to reflect the extent to which current conditions and reasonable and supportable forecasts over the forecasting horizon differ from the conditions that existed during the historical loss period. These quantitative adjustments reflect changes to relevant data such as changes in unemployment rates, average growth in pools of loans, concentrations of credit, delinquencies or other factors associated with the financial assets. The reversion method is applied for periods beyond the forecasting horizon. The Company’s ACL allocable to pools of loans that are collectively evaluated for credit loss results primarily from these qualitative and quantitative adjustments to historical loss experience. Because of the nature of the Q-factors and the degree of judgement involved in assessing their impact, management’s resulting estimate of losses may not accurately reflect current and future losses in the portfolio.

The main drivers of the credit provision recorded in the first three months of 2023 were increases in outstanding loans, average growth rates and increases in specific reserves on individually evaluated loans.

The following tables detail activity in the ACL for loans by loan categories at or for the three months ended March 31, 2023 and 2022:

	At or For the Three Months Ended March 31, 2023
	Real		Commercial
ACL FOR LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,123	$12,109	$3,760	$—	$27,992
Provision for credit losses on loans	459	1,691	205	—	2,355
Loans charged off	(10)	(709)	(1)	—	(720)
Recoveries	—	310	—	—	310
Total ending ACL balance	$12,572	$13,401	$3,964	$—	$29,937

	At or For the Three Months Ended March 31, 2022
	Real		Commercial
ACL FOR LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$14,798	$4,280	$6,536	$21	$25,635
Impact of adopting ASC 326	(5,234)	6,078	(3,682)	(21)	(2,859)
Provision for (reversal of) credit losses on loans	996	(303)	159	—	852
Loans charged off	—	(523)	—	—	(523)
Recoveries	—	260	—	—	260
Total ending ACL balance	$10,560	$9,792	$3,013	$—	$23,365

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

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty as a part of ongoing loss mitigation strategies. These modifications may result in an interest rate reduction, term extension, an other-than-insignificant payment delay, or a combination thereof. The Company typically does not offer principal forgiveness.

The Company restructured two related commercial and industrial loans during the first quarter of 2023. The restructuring included a consolidation of the loans into a single loan, an increase in contractual term of 60 months, and a reduction in the contractual interest rate from 7.5% to 4.1%. The loan had an amortized cost of $3.7 million, or 1.7% of commercial and industrial loans, at March 31, 2023. The loan has paid as agreed subsequent to the restructuring, however, was classified as current and nonaccrual as of March 31, 2023, and individually evaluated in the determination of the associated ACL for loans. There were no loans that were modified on or after January 1, 2023, the date the Company adopted ASU 2022–02, through March 31, 2023 that subsequently defaulted during the period presented.

Troubled Debt Restructurings (“TDRs”)

At March 31, 2022, the Company had no TDRs. There were no TDRs which incurred a payment default within twelve months of the restructure date during the three months ended March 31, 2022.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at March 31, 2023 and December 31, 2022:

	March 31, 2023
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
Commercial	$—	$—	$—	$—	$339,794	$339,794	$—
Construction and development	—	—	—	—	337,452	337,452	—
Home equity	433	6	16	455	60,170	60,625	45
One-to-four-family	119	—	400	519	500,581	501,100	647
Multi-family	—	—	—	—	232,201	232,201	—
Total real estate loans	552	6	416	974	1,470,198	1,471,172	692
CONSUMER LOANS
Indirect home improvement	1,881	936	302	3,119	528,513	531,632	1,274
Marine	422	170	145	737	70,257	70,994	409
Other consumer	9	4	—	13	4,029	4,042	6
Total consumer loans	2,312	1,110	447	3,869	602,799	606,668	1,689
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	2,617	2,617	221,085	223,702	6,325
Warehouse lending	—	—	—	—	28,044	28,044	—
Total commercial business loans	—	—	2,617	2,617	249,129	251,746	6,325
Total loans	$2,864	$1,116	$3,480	$7,460	$2,322,126	$2,329,586	$8,706

	December 31, 2022
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
Commercial	$—	$—	$—	$—	$334,059	$334,059	$—
Construction and development	—	—	—	—	342,591	342,591	—
Home equity	29	104	16	149	55,238	55,387	46
One-to-four-family	—	—	463	463	469,022	469,485	920
Multi-family	—	—	—	—	219,738	219,738	—
Total real estate loans	29	104	479	612	1,420,648	1,421,260	966
CONSUMER LOANS
Indirect home improvement	2,298	685	532	3,515	492,426	495,941	1,076
Marine	650	385	86	1,121	69,446	70,567	267
Other consumer	32	37	5	74	2,990	3,064	9
Total consumer loans	2,980	1,107	623	4,710	564,862	569,572	1,352
COMMERCIAL BUSINESS LOANS
Commercial and industrial	1	—	2,617	2,618	194,173	196,791	6,334
Warehouse lending	—	—	—	—	31,229	31,229	—
Total commercial business loans	1	—	2,617	2,618	225,402	228,020	6,334
Total loans	$3,010	$1,211	$3,719	$7,940	$2,210,912	$2,218,852	$8,652

___________________________

(1)	Includes past due loans as applicable.

There were no loans 90 days or more past due and still accruing interest at both March 31, 2023 and December 31, 2022.

Credit Quality Indicators

As part of the Company’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans, and (v) the general economic conditions in the Company’s markets.

The Company utilizes a risk grading matrix to assign a risk grade to its real estate and commercial business loans. Loans are graded on a scale of 1 to 10, with loans in risk grades 1 to 6 considered “Pass” and loans in risk grades 7 to 10 are reported as classified loans in the Company’s ACL loan analysis.

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

The following tables summarize risk rated loan balances by category as of the dates indicated.  Term loans that were renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2023
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
Commercial	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$4,250	$87,946	$76,971	$48,515	$28,976	$76,334	$—	$—	$322,992
Watch	—	9,506	—	370	—	—	—	—	9,876
Special mention	—	—	—	—	2,096	—	—	—	2,096
Substandard	—	—	—	—	—	4,830	—	—	4,830
Total commercial	4,250	97,452	76,971	48,885	31,072	81,164	—	—	339,794
Construction and development
Pass	18,597	215,701	80,145	14,903	7,502	604	—	—	337,452
Total construction and development	18,597	215,701	80,145	14,903	7,502	604	—	—	337,452
Home equity
Pass	949	3,049	1,715	6,721	11	2,419	45,716	—	60,580
Substandard	—	—	—	—	—	45	—	—	45
Total home equity	949	3,049	1,715	6,721	11	2,464	45,716	—	60,625
Home equity gross charge-offs	—	—	—	—	—	—	10	—	10
One-to-four-family
Pass	28,264	167,209	128,930	82,098	33,613	57,054	—	479	497,647
Watch	—	874	—	—	—	—	—	—	874
Substandard	—	—	—	—	—	2,579	—	—	2,579
Total one-to-four-family	28,264	168,083	128,930	82,098	33,613	59,633	—	479	501,100
Multi-family
Pass	3,972	34,361	78,372	48,134	38,599	28,763	—	—	232,201
Total multi-family	3,972	34,361	78,372	48,134	38,599	28,763	—	—	232,201
Total real estate loans	$56,032	$518,646	$366,133	$200,741	$110,797	$172,628	$45,716	$479	$1,471,172

	March 31, 2023
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$57,646	$247,305	$114,882	$43,379	$29,332	$37,806	$8	$—	$530,358
Substandard	—	553	210	171	116	224	—	—	1,274
Total indirect home improvement	57,646	247,858	115,092	43,550	29,448	38,030	8	—	531,632
Indirect home improvement gross charge-offs	—	202	78	97	—	124	—	—	501
Marine
Pass	2,771	27,023	11,227	14,905	5,838	8,821	—	—	70,585
Substandard	—	49	96	—	148	116	—	—	409
Total marine	2,771	27,072	11,323	14,905	5,986	8,937	—	—	70,994
Marine gross charge-offs	—	—	—	—	7	169	—	—	176
Other consumer
Pass	87	958	286	147	27	249	2,282	—	4,036
Substandard	—	—	—	—	—	—	6	—	6
Total other consumer	87	958	286	147	27	249	2,288	—	4,042
Other consumer gross charge-offs	—	2	5	—	—	—	25	—	32
Total consumer loans	$60,504	$275,888	$126,701	$58,602	$35,461	$47,216	$2,296	$—	$606,668

	March 31, 2023
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
Commercial and industrial	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$943	$29,793	$25,818	$13,435	$5,912	$13,853	$112,889	$50	$202,693
Watch	—	—	12	2,790	—	723	5,372	—	8,897
Special mention	—	—	—	—	600	—	1,039	—	1,639
Substandard	3,709	—	1,574	1,519	2,286	178	1,207	—	10,473
Total commercial and industrial	4,652	29,793	27,404	17,744	8,798	14,754	120,507	50	223,702
Commercial and industrial gross charge-offs	—	—	1	—	—	—	—	—	1
Warehouse lending
Pass	—	—	—	—	—	—	28,043	—	28,043
Watch	—	—	—	—	—	—	1	—	1
Total warehouse lending	—	—	—	—	—	—	28,044	—	28,044
Total commercial business loans	$4,652	$29,793	$27,404	$17,744	$8,798	$14,754	$148,551	$50	$251,746

TOTAL LOANS RECEIVABLE, GROSS
Pass	$117,479	$813,345	$518,346	$272,237	$149,810	$225,903	$188,938	$529	$2,286,587
Watch	—	10,380	12	3,160	—	723	5,373	—	19,648
Special mention	—	—	—	—	2,696	—	1,039	—	3,735
Substandard	3,709	602	1,880	1,690	2,550	7,972	1,213	—	19,616
Total loans receivable, gross	$121,188	$824,327	$520,238	$277,087	$155,056	$234,598	$196,563	$529	$2,329,586
Total gross charge-offs	$—	$204	$84	$97	$7	$293	$35	$—	$720

	December 31, 2022
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
Commercial	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$86,189	$76,030	$46,125	$38,930	$14,101	$55,271	$—	$—	$316,646
Watch	9,504	—	373	—	—	—	—	—	9,877
Special mention	—	—	—	2,113	—	—	—	—	2,113
Substandard	—	—	—	—	581	4,842	—	—	5,423
Total commercial	95,693	76,030	46,498	41,043	14,682	60,113	—	—	334,059
Construction and development
Pass	193,084	118,724	21,966	8,379	—	438	—	—	342,591
Total construction and development	193,084	118,724	21,966	8,379	—	438	—	—	342,591
Home equity
Pass	4,978	1,696	6,818	11	1,203	1,572	39,063	—	55,341
Substandard	—	—	—	—	13	33	—	—	46
Total home equity	4,978	1,696	6,818	11	1,216	1,605	39,063	—	55,387
One-to-four-family
Pass	166,388	129,282	82,461	31,878	15,837	40,526	—	199	466,571
Substandard	—	—	—	—	1,941	973	—	—	2,914
Total one-to-four-family	166,388	129,282	82,461	31,878	17,778	41,499	—	199	469,485
Multi-family
Pass	41,041	63,353	48,376	38,805	4,176	23,987	—	—	219,738
Total multi-family	41,041	63,353	48,376	38,805	4,176	23,987	—	—	219,738
Total real estate loans	$501,184	$389,085	$206,119	$120,116	$37,852	$127,642	$39,063	$199	$1,421,260

	December 31, 2022
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$253,495	$123,264	$46,476	$31,251	$18,165	$22,205	$9	$—	$494,865
Substandard	347	213	137	62	169	148	—	—	1,076
Total indirect home improvement	253,842	123,477	46,613	31,313	18,334	22,353	9	—	495,941
Marine
Pass	27,904	11,762	15,139	6,224	5,415	3,856	—	—	70,300
Substandard	—	—	—	151	61	55	—	—	267
Total marine	27,904	11,762	15,139	6,375	5,476	3,911	—	—	70,567
Other consumer
Pass	792	754	116	48	14	80	1,251	—	3,055
Substandard	1	5	—	—	—	—	3	—	9
Total other consumer	793	759	116	48	14	80	1,254	—	3,064
Total consumer loans	$282,539	$135,998	$61,868	$37,736	$23,824	$26,344	$1,263	$—	$569,572

	December 31, 2022
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
Commercial and industrial	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$24,337	$22,561	$12,461	$3,940	$3,074	$7,701	$104,524	$—	$178,598
Watch	—	1,127	2,932	—	—	746	1,327	—	6,132
Special mention	—	—	—	634	—	—	963	—	1,597
Substandard	—	1,586	1,265	2,291	190	3,739	1,093	300	10,464
Total commercial and industrial	24,337	25,274	16,658	6,865	3,264	12,186	107,907	300	196,791
Warehouse lending
Pass	—	—	—	—	—	—	31,227	—	31,227
Watch	—	—	—	—	—	—	2	—	2
Total warehouse lending	—	—	—	—	—	—	31,229	—	31,229
Total commercial business loans	$24,337	$25,274	$16,658	$6,865	$3,264	$12,186	$139,136	$300	$228,020

TOTAL LOANS RECEIVABLE, GROSS
Pass	$798,208	$547,426	$279,938	$159,466	$61,985	$155,636	$176,074	$199	$2,178,932
Watch	9,504	1,127	3,305	—	—	746	1,329	—	16,011
Special mention	—	—	—	2,747	—	—	963	—	3,710
Substandard	348	1,804	1,402	2,504	2,955	9,790	1,096	300	20,199
Total loans receivable, gross	$808,060	$550,357	$284,645	$164,717	$64,940	$166,172	$179,462	$499	$2,218,852

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing interest as of the dates indicated:

	March 31, 2023			December 31, 2022
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
REAL ESTATE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
Home equity	$45	$—	$45	$46	$—	$46
One-to-four-family	647	—	647	920	—	920
	692	—	692	966	—	966
CONSUMER LOANS
Indirect home improvement	—	1,274	1,274	—	1,076	1,076
Marine	—	409	409	—	267	267
Other consumer	—	6	6	—	9	9
	—	1,689	1,689	—	1,352	1,352
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	6,325	6,325	—	6,334	6,334
Total	$692	$8,014	$8,706	$966	$7,686	$8,652

The Company recognized interest income on a cash basis for nonaccrual loans of $62,000 and $98,000 during the three months ended March 31, 2023 and 2022, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	March 31, 2023			December 31, 2022
	Residential	Other		Residential	Other
REAL ESTATE LOANS	Real Estate	Non-Real Estate	Total	Real Estate	Non-Real Estate	Total
Home equity	$45	$—	$45	$46	$—	$46
One-to-four-family	647	—	647	920	—	920
	692	—	692	966	—	966
CONSUMER LOANS
Indirect home improvement	—	1,274	1,274	—	1,076	1,076
Marine	—	409	409	—	267	267
	—	1,683	1,683	—	1,343	1,343
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	6,325	6,325	—	6,334	6,334
Total	$692	$8,008	$8,700	$966	$7,677	$8,643

NOTE 5 – SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of permanent loans serviced for others was $2.78 billion at both March 31, 2023 and December 31, 2022.

The following table summarizes mortgage servicing rights (“MSR”) activity at or for the dates indicated:

	At or For the Three Months Ended
	March 31,
	2023	2022
Beginning balance, at the lower of cost or fair value	$18,017	$16,970
Additions	405	2,550
MSR amortized	(821)	(1,480)
(Impairment) recovery of servicing rights	(2)	1
Ending balance, at the lower of cost or fair value	$17,599	$18,041

The fair value of the servicing rights’ assets was $35.3 million and $35.5 million at March 31, 2023 and December 31, 2022, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of MSR at the dates indicated:

	At March 31,	At December 31,
Key assumptions:	2023	2022
Weighted average discount rate	9.1%	9.6%
Conditional prepayment rate (“CPR”)	8.4%	8.2%
Weighted average life in years	7.7	7.8

Key economic assumptions of the current fair value for single family MSR are presented in the table below.  Also presented is the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four-family FNMA, FHLMC, GNMA, or FHLB serviced home loan.  The table below references a 50 basis point and 100 basis point adverse rate change and the impact on prepayment speeds and discount rates at the dates indicated:

		March 31, 2023	December 31, 2022
Aggregate portfolio principal balance		$2,780,262	$2,783,458
Weighted average rate of note		3.4%	3.4%

At March 31, 2023	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.4%	9.1%	10.1%
Fair value MSR	$35,274	$34,613	$33,854
Percentage of MSR	1.3%	1.2%	1.2%

Discount rate	9.1%	9.6%	10.1%
Fair value MSR	$35,274	$34,512	$33,781
Percentage of MSR	1.3%	1.2%	1.2%

At December 31, 2022	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.2%	8.6%	9.3%
Fair value MSR	$35,478	$34,997	$34,188
Percentage of MSR	1.3%	1.3%	1.2%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$35,478	$34,715	$33,984
Percentage of MSR	1.3%	1.2%	1.2%

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

The Company recorded $1.8 million and $1.7 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended March 31, 2023 and 2022, respectively.  The income, net of MSR amortization, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

NOTE 6 – DERIVATIVES

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

Customer Swaps Not Designated as Hedges

The Company also enters into derivative contracts, which consist of interest rate swaps, to facilitate the needs of clients desiring to manage interest rate risk. These swaps are not designated as accounting hedges under ASC 815, Derivatives and Hedging. To economically hedge the interest rate risk associated with offering this product, the Company simultaneously enters into derivative contracts with third parties to offset the customer contracts such that the Company minimizes its net risk exposure resulting from such transactions. The derivative contracts are structured such that the notional amounts reduce over time to generally match the expected amortization of the underlying loans. These derivatives are not speculative and arise from a service provided to clients.

Cash Flow Hedges

The Bank has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows  related to brokered deposits. These derivative instruments are designated as cash flow hedges.  Changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from management’s assessment of hedge effectiveness. The Bank tests for hedging effectiveness on a quarterly basis. The accumulated other comprehensive income is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Bank has not recorded any hedge ineffectiveness since inception.

The Bank expects that approximately $4.3 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet  related to cumulative-basis adjustment for fair value hedges for the dates indicated:

		Cumulative Amount of Fair Value
Line item in the statement of financial		Hedging Adjustment Included in
position in which the hedged Item is	Carrying Amount of the	the Carrying Amount of the
included	Hedged Assets	Hedged Assets
March 31, 2023
Investment securities (1)	$57,392	$2,608
Total	$57,392	$2,608

December 31, 2022
Investment securities (1)	$55,893	$4,107
Total	$55,893	$4,107

_________________________

(1)	These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $244.0 million; the cumulative basis adjustments associated with these hedging relationships was $2.6 million; and the amounts of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	March 31, 2023
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$120,000	$4,851	$—
Fair value hedges:
Interest rate swaps - securities	60,000	2,595	—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	30,915	565	—
Mandatory and best effort forward commitments with investors	12,436	—	13
Forward TBA mortgage-backed securities	36,000	—	200
Customer swap positions	882	—	66
Dealer offsets to customer swap positions	882	67	—

	December 31, 2022
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$90,000	$5,780	$—
Fair value hedges:
Interest rate swaps - securities	60,000	4,090	—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	8,837	107	—
Mandatory and best effort forward commitments with investors	4,558	—	38
Forward TBA mortgage-backed securities	27,000	164	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Interest	Interest	Interest	Interest
	Expense	Income	Expense	Income
	Deposits	Securities	Deposits	Securities
Total amounts presented on the Consolidated Statements of Income	$6,624	$2,620	$1,285	$1,579
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	—	1,788	—	—
Recognized on derivatives designated as hedging instruments	—	(1,495)	—	—
Net income recognized on fair value hedges	$—	$293	$—	$—
Net gain (loss) on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$907	$—	$(101)	$—
Net income (expense) recognized on cash flow hedges	$907	$—	$(101)	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $424,000 and net losses of $238,000 for the three months ended March 31, 2023 and 2022, respectively.

The following tables present a summary of amounts outstanding in derivative financial instruments including those entered into in connection with the same counter-party under master netting agreements at the dates indicated.  While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related asset or liability for each counter-party.

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Statement of Financial Position
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
March 31, 2023
Interest rate swaps	$7,513	$—	$7,513	$—	$—	$7,513

December 31, 2022
Interest rate swaps	$9,870	$—	$9,870	$—	$—	$9,870

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Liabilities	in the Statement of Financial Position
	of Recognized	Statement of	Presented in the Statement	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Financial Position	of Financial Position	Instruments	Posted	Net Amount
March 31, 2023
Interest rate swaps	$—	$—	$—	$—	$—	$—

December 31, 2022
Interest rate swaps	$—	$—	$—	$—	$—	$—

Credit-Risk–Related Contingent Features

The Company has interest rate swap agreements with certain of its derivative counterparties that contain a provision where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contracts or post additional collateral.   At March 31, 2023, the Company had no derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of securities with a carrying value of $2.9 million and cash of $680,000 to secure interest rate swap agreements at March 31, 2023. The Company had posted cash collateral of $115,000 for TBA trades with counterparties at that date.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 7 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment. The Company’s leases have remaining lease terms of 12 months to seven years and three months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
Lease cost:	March 31, 2023	March 31, 2022
Operating lease cost	$409	$343
Short-term lease cost	4	1
Total lease cost	$413	$344

The following tables provide supplemental information related to operating leases at or for the three months ended March 31, 2023 and 2022:

	At or For the		At or For the
Cash paid for amounts included in the	Three Months Ended		Three Months Ended
measurement of lease liabilities:	March 31, 2023		March 31, 2022
Operating cash flows from operating leases	$424		$346
Weighted average remaining lease term- operating leases	4.6	years	4.8	years
Weighted average discount rate- operating leases	2.83%		2.06%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at March 31, 2023 for future periods are as follows:

2023	$1,366
2024	1,829
2025	1,523
2026	1,370
2027	1,068
Thereafter	1,356
Total lease payments	8,512
Less imputed interest	(861)
Total	$7,651

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three months ended March 31, 2023 and 2022:

	At or For the Three Months Ended
	March 31,
	2023	2022
Beginning balance	$570	$—
Loans transferred to OREO	—	—
Closed retail branch transferred to OREO	—	—
Gross proceeds from sale of OREO	—	—
Loss on sale of OREO	—	—
Ending balance	$570	$—

There was one OREO property (a closed branch in Centralia) at March 31, 2023 and none at March 31, 2022.  There were no OREO holding costs for the three months ended March 31, 2023 or 2022.

There were $416,000 and $511,000 in portfolio mortgage loans collateralized by residential real estate property in the process of foreclosure at March 31, 2023 and at December 31, 2022, respectively.

NOTE 9 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	March 31,	December 31,
	2023	2022
Noninterest-bearing checking	$719,856	$537,938
Interest-bearing checking (1)	183,888	135,127
Savings	188,510	134,358
Money market (2)	549,542	574,290
Certificates of deposit less than $100,000 (3)	409,236	440,785
Certificates of deposit of $100,000 through $250,000	270,476	195,447
Certificates of deposit of $250,000 and over	94,699	93,560
Escrow accounts related to mortgages serviced (4)	27,066	16,236
Total	$2,443,273	$2,127,741

________________________

(1)	Includes $2.6 million and $2.3 million of brokered deposits at March 31, 2023 and December 31, 2022, respectively.
(2)	Includes $50.3 million and $59.7 million of brokered deposits at March 31, 2023 and December 31, 2022, respectively.
(3)	Includes $266.1 million and $332.0 million of brokered deposits at March 31, 2023 and December 31, 2022, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at March 31, 2023 for future periods ending are as follows:

Maturing in 2023	$391,502
Maturing in 2024	207,339
Maturing in 2025	109,287
Maturing in 2026	45,771
Maturing in 2027	19,927
Thereafter	585
Total	$774,411

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2023	2022
Interest-bearing checking	$98	$161
Savings and money market	1,198	383
Certificates of deposit	5,328	741
Total	$6,624	$1,285

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	March 31,	December 31,
REAL ESTATE LOANS	2023	2022
Commercial	$2,258	$1,260
Construction and development	186,425	201,708
One-to-four-family (includes locks for saleable loans)	38,252	10,713
Home equity	96,985	77,566
Multi-family	3,010	2,999
Total real estate loans	326,930	294,246
CONSUMER LOANS	39,024	39,406
COMMERCIAL BUSINESS LOANS
Commercial and industrial	170,476	150,109
Warehouse lending	67,965	64,781
Total commercial business loans	238,441	214,890
Total commitments to extend credit	$604,395	$548,542

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL - unfunded loan commitments at March 31, 2023 and December 31, 2022 was $2.3 million and $2.5 million, respectively.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through March 31, 2023, total loans sold to the FHLB were $10.1 million with the FLA totaling $581,000 and the CE obligation at $389,000 or 3.9% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At both March 31, 2023 and December 31, 2022, there were no loans sold to the FHLB of Des Moines that were greater than 30 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.1 million and $2.3 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2023 and December 31, 2022, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at March 31, 2023.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The following methods were used to estimate the fair value of certain assets and liabilities on a recurring and nonrecurring basis:

Securities – The fair value of securities available-for-sale are recorded on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid, and other market information, and for structured securities, cash flow, and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios (Level 2).  Transfers between the fair value hierarchy are determined through the third-party service provider which, from time to time will transfer between levels based on market conditions per the related security. All models and processes used take into account market convention.

Mortgage Loans Held for Sale – The fair value of loans held for sale reflects the value of commitments with investors and/or the relative price as delivered into a TBA mortgage-backed security (Level 2).

Loans Receivable – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable-rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment.  As of March 31, 2023 and December 31, 2022, there were $15.0 million and $14.0 million, respectively, in residential mortgage loans accounted for under the fair value option as they were previously transferred from held for sale, at fair value to loans held for investment.  The aggregate unpaid principal balance of these loans was $16.0 million and $15.6 million as of March 31, 2023 and December 31, 2022, respectively.  Gains and losses from changes in fair value for these loans are reported in earnings as a component of  “Other noninterest income” on the Consolidated Statements of Income.  For the three months ended March 31, 2023, the Company recorded a net increase in fair value of $577,000,  as compared to a net decrease in fair value of $502,000  for the three months ended March 31, 2022.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

Derivative Instruments – Fair values for derivative assets and liabilities are measured on a recurring basis.  The primary use of derivative instruments is related to the mortgage banking activities of the Company.  The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-though rate assumptions based on historical information, where appropriate.  TBA mortgage-backed securities are fair valued on similar contracts in active markets (Level 2), while locks and forwards with customers and investors are fair valued using similar contracts in the market and changes in the market interest rates (Level 2 and 3).  Derivative instruments not related to mortgage banking activities include interest rate swap agreements.  The fair values of interest rate swap agreements are based on valuation models using observable market data as of the measurement date (Level 2).  The Company’s derivatives are traded in an over-the-counter market where quoted market prices are not always available.  Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs.  The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position.  The majority of market inputs are actively quoted and can be validated through external sources, including market transactions and third-party pricing services.  The fair values of all interest rate swaps are determined from third-party pricing services without adjustment.

Other Real Estate Owned – Fair value adjustments to OREO are recorded at the lower of carrying amount of the loan or fair value of the collateral less selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ACL for loans. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell (Level 3).

Loans Individually Evaluated – Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Bank determines that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Bank measures the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Bank’s assessment as of the reporting date. In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Bank will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable) at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off by the subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported (Level 3).

Servicing Rights – The fair value of MSR is estimated using net present value of expected cash flows using a third-party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayments speeds based on historical information where appropriate (Level 3).

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At March 31, 2023
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,885	$—	$17,885
Corporate securities	—	8,623	—	8,623
Municipal bonds	—	123,290	—	123,290
Mortgage-backed securities	—	70,087	—	70,087
U.S. Small Business Administration securities	—	12,488	—	12,488
Mortgage loans held for sale, at fair value	—	23,310	—	23,310
Loans receivable, at fair value	—	14,960	—	14,960
Derivatives:
Interest rate lock commitments with customers	—	—	565	565
Interest rate swaps	—	7,513	—	7,513
Total assets measured at fair value	$—	$278,156	$565	$278,721
Financial Liabilities
Derivatives:
Interest rate swaps	$—	$(66)	$—	$(66)
Forward TBA mortgage-backed securities	—	(200)	—	(200)
Mandatory and best effort forward commitments with investors	—	—	(13)	(13)
Total liabilities measured at fair value	$—	$(266)	$(13)	$(279)

Financial Assets	At December 31, 2022
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,288	$—	$17,288
Corporate securities	—	8,545	—	8,545
Municipal bonds	—	120,602	—	120,602
Mortgage-backed securities	—	69,966	—	69,966
U.S. Small Business Administration securities	—	12,851	—	12,851
Mortgage loans held for sale, at fair value	—	20,093	—	20,093
Loans receivable, at fair value	—	14,035	—	14,035
Derivatives:
Forward TBA mortgage-backed securities	—	164	—	164
Interest rate swaps	—	9,870	—	9,870
Interest rate lock commitments with customers	—	—	107	107
Total assets measured at fair value	$—	$273,414	$107	$273,521
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(38)	$(38)
Total liabilities measured at fair value	$—	$—	$(38)	$(38)

The following table presents financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at March 31, 2023. There were no financial assets measured at fair value on a nonrecurring basis as of December 31, 2022.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
MSR	$—	$—	$17,599	$17,599

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Range
Fair Value	Valuation	Unobservable		March 31,	December 31,
Instruments	Techniques	Inputs	Range	2023	2022
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	91.3%	92.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	91.3%	92.5%
NONRECURRING
MSR	Industry sources	Pre-payment speeds	0% - 50%	8.4%	8.2%

The pull-through rate is based on historical loan closing rates for similar interest rate lock commitments.  An increase or decrease in the pull-through rate would have a corresponding positive or negative fair value adjustment.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
March 31, 2023	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$107	$994	$(536)	$565	$458	$—
Individual forward sale commitments with investors	(38)	222	(197)	(13)	25	—
March 31, 2022
Interest rate lock commitments with customers	$757	$2,095	$(2,602)	$250	$(507)	$—
Individual forward sale commitments with investors	808	2,143	(2,066)	885	77	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether or not recognized at fair value on the Consolidated Balance Sheets:

	March 31,		December 31,
	2023		2022
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$58,181	$58,181	$41,437	$41,437
Certificates of deposit at other financial institutions	4,712	4,712	4,712	4,712
Level 2 inputs:
Securities available-for-sale, at fair value	232,373	232,373	229,252	229,252
Securities held-to-maturity	8,500	7,924	8,500	7,929
Loans held for sale, at fair value	23,310	23,310	20,093	20,093
FHLB stock, at cost	3,863	3,863	10,611	10,611
Forward TBA mortgage-backed securities	—	—	164	164
Loans receivable, at fair value	14,960	14,960	14,035	14,035
Interest rate swaps	7,513	7,513	9,870	9,870
Accrued interest receivable	12,336	12,336	11,144	11,144
Level 3 inputs:
Loans receivable, gross	2,314,626	2,220,243	2,204,817	2,153,769
MSR, held at lower of cost or fair value	17,599	35,274	18,017	35,478
Fair value interest rate locks with customers	565	565	107	107
Financial Liabilities
Level 2 inputs:
Deposits	2,443,273	2,426,273	2,127,741	2,105,926
Borrowings	7,528	7,395	186,528	186,188
Forward TBA mortgage-backed securities	200	200	—	—
Subordinated notes, excluding unamortized debt issuance costs	50,000	44,270	50,000	44,500
Accrued interest payable	2,202	2,202	2,270	2,270
Interest rate swaps	66	66	—	—
Level 3 inputs:
Mandatory and best effort forward commitments with investors	13	13	38	38

NOTE 12 – EARNINGS PER SHARE

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended March 31,
Numerator	2023	2022
Net income	$8,212	$6,870
Dividends and undistributed earnings allocated to participating securities	(147)	(127)
Net income available to common shareholders	$8,065	$6,743
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,623,580	8,023,466
Dilutive shares	154,838	149,828
Diluted weighted average common shares outstanding	7,778,418	8,173,294
Basic earnings per share (1)	$1.06	$0.84
Diluted earnings per share (1)	$1.04	$0.83
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	37,227	45,564

________________________________

(1)	Earnings per share for the three months ended March 31, 2022, was revised due to the improper inclusion of certain unvested shares in the denominator of basic and diluted earnings per share; as a result, earnings per share was understated for the three months ended March 31, 2022. Basic earnings per share for that period was updated to $0.84 from $0.83 as previously reported. Diluted earnings per share was updated to $0.83, from $0.81 as previously reported.

NOTE 13 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company.  At March 31, 2023, there were 356,532 stock option awards and 114,222 RSAs available to be granted under the 2018 Plan.

Total share-based compensation expense was $654,000 and $451,000 for the three months ended March 31, 2023 and 2022, respectively.

Stock Options

The 2018 Plan consists of stock option awards that may be granted as incentive stock options or nonqualified stock options.  Stock option awards generally vest over a one- or three-year period for independent directors or over a two- or five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank.  The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at

5.5 years for one-year vesting, 5.75 years for two-year vesting, 6.0 years for three-year vesting, and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2023	647,832	$26.67	6.84	$4,627,255
Granted	—	$—	—	—
Less exercised	5,000	$8.45	—	$104,825
Less forfeited or expired	14,436	33.76	—	—
Outstanding at March 31, 2023	628,396	$26.65	6.59	$2,797,277

Expected to vest, assuming a 0.31% annual forfeiture rate at March 31, 2023 (1)	613,735	$26.58	6.55	$2,764,725

Exercisable at March 31, 2023	307,821	$24.28	5.28	$1,934,780

____________________________

(1)	Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options over 10 years.

At March 31, 2023, there was $1.6 million of total unrecognized forfeiture adjusted compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares for the 2018 Plan generally vest over a one- or three-year period for independent directors or over a two- or five-year period for employees and officers beginning on the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2023	118,530	$28.85
Granted	—	—
Less vested	1,453	34.05
Less forfeited or expired	4,812	33.76
Nonvested at March 31, 2023	112,265	$28.57

At March 31, 2023, there was $2.4 million of total unrecognized forfeiture adjusted compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

NOTE 14 – REGULATORY CAPITAL

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At March 31, 2023, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at March 31, 2023, that the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at March 31, 2023 to their minimum regulatory capital requirements and well capitalized regulatory capital at that date:

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At March 31, 2023
Total risk-based capital
(to risk-weighted assets)	$313,284	12.69%	$197,564	8.00%		$259,303	10.50%	$246,955	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$282,398	11.44%	$148,173	6.00%		$209,912	8.50%	$197,564	8.00%
Tier 1 leverage capital
(to average assets)	$282,398	10.39%	$108,748	4.00%	$	N/A	N/A	$135,935	5.00%
CET 1 capital
(to risk-weighted assets)	$282,398	11.44%	$111,130	4.50%		$172,868	7.00%	$160,521	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2023, the Bank’s capital exceeded the conservation buffer.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2023, it would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for the Company at March 31, 2023 were 8.9% for Tier 1 leverage-based capital, 9.7% for Tier 1 risk-based capital, 13.0% for total risk-based capital, and 9.7% for CET 1 capital ratio.  The regulatory capital ratios calculated for the Company at December 31, 2022 were 9.7% for Tier 1 leverage-based capital, 10.7% for Tier 1 risk-based capital, 14.0% for total risk-based capital, and 10.7% for CET 1 capital ratio.

NOTE 15 – BUSINESS SEGMENTS

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At March 31, 2023, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three months ended March 31, 2023 and 2022:

	At or For the Three Months Ended March 31, 2023
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$27,500	$3,162	$30,662
(Provision for) reversal of credit losses on loans	(2,122)	14	(2,108)
Noninterest income (2)	2,380	2,839	5,219
Noninterest expense	(18,610)	(4,914)	(23,524)
Income before provision for income taxes	9,148	1,101	10,249
Provision for income taxes	(1,809)	(228)	(2,037)
Net income	$7,339	$873	$8,212
Total average assets for period ended	$2,250,052	$491,974	$2,742,026
Full-time employees ("FTEs")	445	141	586

	At or For the Three Months Ended March 31, 2022
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$20,278	$2,444	$22,722
(Provision for) reversal of credit losses on loans	(1,197)	154	(1,043)
Noninterest income (2)	2,505	3,371	5,876
Noninterest expense	(14,176)	(4,891)	(19,067)
Income before provision for income taxes	7,410	1,078	8,488
Provision for income taxes	(1,378)	(240)	(1,618)
Net income	$6,032	$838	$6,870
Total average assets for period ended	$1,884,820	$385,451	$2,270,271
FTEs	383	153	536

_____________________________

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

NOTE 16 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $3.6 million at March 31, 2023, and $2.3 million at December 31, 2022, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the Branch Purchase on February 24, 2023 and the purchase of four retail bank branches from Bank of America on January 22, 2016.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2022, and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of March 31, 2023, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2022, and the three months ended March 31, 2023.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2021	$7,490	$(3,430)	$4,060
Amortization	—	(691)	(691)
Balance, December 31, 2022	7,490	(4,121)	3,369
Additions as a result of the Branch Purchase	17,438	—	17,438
Amortization	—	(459)	(459)
Balance, March 31, 2023	$24,928	$(4,580)	$20,348

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on an accelerated basis over 10 years for the CDI related to the Branch Purchase, on a straight-line basis over 10 years for the CDI related to the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”) and on an accelerated basis over approximately nine years for the CDI related to the four retail bank purchase from Bank of America on January 22, 2016. Total amortization expense was $459,000 for the three months ended March 31, 2023, and $173,000  for the same period in 2022.

Amortization expense for CDI is expected to be as follows at March 31, 2023:

Remainder of 2023	$3,005
2024	3,633
2025	3,191
2026	2,846
2027	2,500
Thereafter	5,173
Total	$20,348

NOTE 17 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

All the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the dates indicated.

	For the Three Months Ended March 31,
Noninterest income	2023	2022
In-scope of Topic 606:
Debit card interchange fees	$639	$543
Deposit service and account maintenance fees	275	216
Noninterest income (in-scope of Topic 606)	914	759
Noninterest income (out-of-scope of Topic 606)	4,305	5,117
Total noninterest income	$5,219	$5,876

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

Forward–Looking Statements

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	expected revenues, cost savings, synergies and other benefits from our recently completed Branch Purchase, might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; and the requisite regulatory approvals for the acquisition might not be obtained;
●	potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels; labor shortages, the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war, including Russia’s invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal response to new COVID-19 variants;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our ACL for loans, and provision for credit losses on loans that may be impacted by deterioration in the housing and commercial real estate markets;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	transition away from the London Interbank Offered Rate (“LIBOR”), toward new interest rate benchmarks;
●	increased competitive pressures among financial services companies;
●	our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to control operating costs and expenses;
●	our ability to retain key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry;
●	our ability to pay dividends on our common stock;

●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	inability of key third-party vendors to perform their obligations to us;
●	the economic impact of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services, and
●	other risks described elsewhere in this Form 10-Q and our other reports filed with or furnished to SEC.

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

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches in suburban communities in the greater Puget Sound area, the Kennewick-Pasco-Richland metropolitan area of Washington, also know as the Tri-Cities, Goldendale, Vancouver, and White Salmon, Washington and Manzanita, Newport, Ontario, Tillamook and Waldport, Oregon. On February 24, 2023, the Company completed its previously announced Branch Purchase of seven retail bank branches from Columbia State Bank and acquired approximately $425.5 million in deposits and $66.1 million in loans.  The seven acquired branches are located in the communities of  White Salmon and Goldendale, Washington, and Newport, Waldport, Ontario, Manzanita,  and Tillamook, Oregon.  The Branch Purchase expanded our Puget Sound-focused retail footprint into southeast Washington and the state of Oregon as well as providing an opportunity to extend our unique brand of community banking into those communities.

The Company also maintains its long-standing indirect consumer lending platform which operates primarily throughout the Western United States, and has been expanding our partnership with companies present in other areas of the country as well. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens our relationships within those markets.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company additionally offers residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At March 31, 2023, consumer loans represented 26.0% of the Company’s total gross loan portfolio, compared to 24.4% at March 31, 2022.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, and commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 90 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, and Montana with four contractor/dealers responsible for 52.5% of the funded loans dollar volume for the three months ended March 31, 2023. The Company funded $67.8 million, or approximately 2,700 loans during the quarter ended March 31, 2023.

The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Quarter Ended		For the Year Ended
	March 31, 2023		December 31, 2022
State	Amount	Percent	Amount	Percent
Washington	$24,331	35.9%	$102,981	32.7%
Oregon	13,832	20.4	73,110	23.2
California	10,888	16.1	59,175	18.8
Idaho	5,799	8.6	22,744	7.2
Colorado	2,287	3.4	14,584	4.6
Arizona	1,659	2.4	5,029	1.6
Nevada	1,184	1.8	4,869	1.5
Minnesota	5,569	8.2	28,503	9.1
Texas	301	0.4	572	0.2
Utah	1,238	1.8	2,674	0.9
Massachusetts	92	0.1	137	—
Montana	584	0.9	577	0.2
Total fixture secured loans	$67,764	100.0%	$314,955	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $111.0 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $3.2 million through the home lending segment during the three months ended March 31, 2023, of which $77.3 million were sold to investors. Of the loans sold to investors, $39.4 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At March 31, 2023, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $23.3 million, totaled $501.1 million, or 21.5%, of the total gross loan portfolio.

For the three months ended March 31, 2023, one-to-four-family loan originations and refinancing activity decreased as a result of increased market interest rates, compared to the same period in the prior year when home refinancing was stronger due to the low market interest rates resulting from the response to COVID-19.  Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to 18 months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term.

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

The Company’s earnings are also significantly affected by fee income from mortgage banking activities, the provision for (recovery of) credit losses on loans, service charges and fees, gains from sales of assets, operating expenses and income taxes.  The Company recorded a provision for credit losses on loans of $2.4 million for the three months ended March 31, 2023, compared to $852,000 for the same period one year ago, primarily due to loan growth and the acquired loans from the Branch Purchase.

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

Allowance for Credit Losses on Held-to-Maturity Securities. Management measures expected credit losses on held-to-maturity securities by individual security. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers credit ratings and historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The held-to-maturity portfolio consists entirely of corporate securities. Securities are generally rated BBB- or higher. Securities are analyzed individually to establish a reserve.

Allowance for Credit Losses on Available-for-Sale Securities. For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not to be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded, limited by the amount that the fair value is less than the amortized cost basis.

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

Allowance for Credit Losses on Loans. The ACL for loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. In the case of recoveries, amounts may not exceed the aggregate of amounts previously charged off.

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

Collective Assessment. The ACL for loans is measured on a collective cohort basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk-grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans.

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

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL for loans. The calculation includes a 12-month PD forecast based on the Company’s regression model comparing peer nonperforming loan ratios to the national unemployment rate. After the forecast period, PD rates revert on a straight-line basis back to long-term historical average rates over a 12-month period.  Due to very limited default history, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs.

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

Individual Assessment. Loans classified as nonaccrual, will be reviewed quarterly for potential individual assessment. Any loan classified as a nonaccrual that is not determined to need individual assessment will be evaluated collectively within its respective cohort.

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

Determining the Contractual Term. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications. Prepayment assumptions will be determined by analysis of historical behavior by loan cohort.

Allowance for Credit Losses on Unfunded Commitments. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL for unfunded commitments is adjusted through a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the ACL for loans and is applied at the same collective cohort level.

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

Fair Value. ASC 820, “Fair Value Measurements and Disclosures,” establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value.  Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).  For additional details, see “Note 11 – Fair Value Measurements” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Business Combinations and Goodwill. Pursuant to applicable accounting guidance, we recognize assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the related transaction costs expensed in the period incurred. Determining the fair value of assets acquired and liabilities assumed often involves estimates based on internal or third-party valuations which include appraisals, discounted cash flow analysis, or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, credit risk, multiples of earnings, or other relevant factors. The determination of fair value may require us to make point-in-time estimates about discount rates, future expected cash flows, market conditions, and other future events that can be volatile in nature and challenging to assess. While we use the best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.

The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangibles which represents the estimated value of the long-term deposit relationships acquired in the transaction. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The core deposit intangibles are amortized over the estimated useful lives of the deposit accounts based on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness and have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization. We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our policy is that an impairment loss is recognized, equal to the difference between the asset’s carrying amount and its fair value, if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Estimating future cash flows involves the use of multiple estimates and assumptions, such as those listed above.

The ACL for PCD assets is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise. The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions that were described previously in the Allowance for Credit Losses on Loans section.

Non-PCD loans acquired are generally estimated at fair value using a discounted cash flow approach with assumptions of discount rate, remaining life, prepayments, probability of default, and loss given default. The actual cash flows on these loans could differ materially from the fair value estimates. The amount we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans. Discounts on acquired non-PCD loans are accreted to interest income over their estimated remaining lives, which may include prepayment estimates in certain circumstances.

Similarly, premiums or discounts on acquired debt are accreted or amortized to interest expense over their remaining lives. Actual accretion or amortization of premiums and discounts from a business acquisition may differ materially from our estimates impacting our operating results.

Goodwill arising from business combinations represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We believe that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. ASC 350–10 establishes standards for an impairment assessment of goodwill.

At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. Generally, absent potential impairment indicators, we perform an annual assessment of whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock, and other relevant events.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax assets of $5.9 million and $6.7 million, at March 31, 2023 and December 31, 2022, respectively.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Assets. Total assets increased $149.9 million to $2.78 billion at March 31, 2023, from $2.63 billion at December 31, 2022, primarily due to an increase in loans receivable, net of $108.8 million, approximately $60.1 million of which was acquired in the Branch Purchase as well as increases in CDI of $17.0 million, total cash and cash equivalents of $16.7 million, premises and equipment of $6.7 million and goodwill of $1.3 million as a result of the Branch Purchase.  In addition, loans held for sale increased $3.2 million and securities available-for-sale increased $3.1 million.  These increases were partially offset by decreases in FHLB stock of $6.7 million and other assets of $1.5 million.

Loans receivable, net increased $108.8 million to $2.30 billion at March 31, 2023, from $2.19 billion at December 31, 2022 which included approximately $60.1 million in loans acquired in the Branch Purchase.. Total real estate loans increased $49.9 million, including increases in one-to-four-family loans of $31.6 million, multi-family loans of $12.5 million, commercial real estate loans of $5.7 million, and home equity loans of $5.2 million, partially offset by a decrease in construction and development loans of $5.1 million. Undisbursed construction and development loan commitments decreased $15.3 million to $186.4 million at March 31, 2023, as compared to $201.7 million at December 31, 2022. Consumer loans increased $37.1 million, primarily due to an increase of $35.7 million in indirect home improvement loans and $1.0 million in other consumer loans.  Commercial business loans increased $23.7 million, as a result of an increase in commercial and industrial lending of $26.9 million, partially offset by a decrease in warehouse lending of $3.2 million.

Loans held for sale, consisting of one-to-four-family loans, increased by $3.2 million, to $23.3 million at March 31, 2023, from $20.1 million at December 31, 2022. The Company continues to invest in its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations for the three months ended March 31, 2023, included $73.1 million of loans originated for sale, $34.8 million of portfolio loans including first and second liens, and $3.2 million of loans brokered to other institutions.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
	2023		2022
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$102,489	92.3%	$152,950	62.4%	$(50,461)	(33.0)%
Refinance	8,535	7.7	92,164	37.6	(83,629)	(90.7)
Total	$111,024	100.0%	$245,114	100.0%	$(134,090)	(54.7)%

During the three months ended March 31, 2023, the Company sold $77.3 million of one-to-four-family loans compared to sales of $301.1 million for the same period one year ago.  Gross margin on home loan sales increased to 3.05% for the three months ended March 31, 2023, compared to 2.94% for the three months ended March 31, 2022.  Gross margin is defined as the margin on loans sold (cash sales) without the impact of deferred costs.

The ACL for loans was $29.9 million, or 1.29% of gross loans receivable, excluding loans held for sale at March 31, 2023, compared to $28.0 million, or 1.26% of gross loans receivable, excluding loans held for sale at December 31, 2022. The increase was primarily due to higher risks from economic uncertainty, the increase in loans, and increased reserves on individually evaluated nonaccrual loans.

Loans classified as substandard decreased $582,000 to $19.6 million at March 31, 2023, compared to $20.2 million at December 31, 2022. The decrease was primarily due to decreases of $593,000 in commercial real estate loans and $335,000 in one-to-four-family loans, partially offset by increases of $198,000 in indirect home improvement loans and $142,000 in marine loans. Nonperforming loans, consisting solely of nonaccruing loans 90 days or more past due, were unchanged at $8.7 million for both March 31, 2023 and December 31, 2022.  The ratio of nonperforming loans to total gross loans was 0.37% at March 31, 2023, compared to 0.39% at December 31, 2022. There was one OREO property in the amount of $570,000 at both March 31, 2023 and December 31, 2022.

Liabilities. Total liabilities increased $139.8 million to $2.54 billion at March 31, 2023, from $2.40 billion at December 31, 2022, primarily due to an increase of $315.5 million in deposits, offset by a decrease of $179.0 million in borrowings.

Total deposits increased $315.5 million to $2.44 billion at March 31, 2023, from $2.13 billion at December 31, 2022, due to the Branch Purchase in which we acquired approximately $424.9 million in deposits.  Certificates of deposit (“CDs”) increased $44.6 million to $774.4 million at March 31, 2023, from $729.8 million at December 31, 2022. Transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $241.5 million to $930.8 million at March 31, 2023, from $689.3 million at December 31, 2022, due to increases of $181.9 million in noninterest-bearing checking, $48.8 million in interest-bearing checking, and $10.8 million in escrow accounts related to mortgages serviced.  Money market and savings accounts increased $29.4 million to $738.1 million at March 31, 2023, from $708.6 million at December 31, 2022.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2023	2022
Noninterest-bearing checking	$719,856	$537,938
Interest-bearing checking (1)	183,888	135,127
Savings	188,510	134,358
Money market (2)	549,542	574,290
CDs less than $100,000 (3)	409,236	440,785
CDs of $100,000 through $250,000	270,476	195,447
CDs of $250,000 and over (4)	94,699	93,560
Escrow accounts related to mortgages serviced (5)	27,066	16,236
Total	$2,443,273	$2,127,741

____________________________

(1)	Includes $2.6 million and $2.3 million of brokered deposits at March 31, 2023 and December 31, 2022, respectively.
(2)	Includes $50.3 million and $59.7 million of brokered deposits at March 31, 2023 and December 31, 2022, respectively.
(3)	Includes $266.1 million and $332.0 million of brokered CDs at March 31, 2023 and December 31, 2022, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

Borrowings comprised of FHLB advances decreased $179.0 million to $7.5 million at March 31, 2023, from $186.5 million at December 31, 2022, utilizing cash from the Branch Purchase.

Stockholders’ Equity. Total stockholders’ equity increased $10.1 million to $241.8 million at March 31, 2023, from $231.7 million at December 31, 2022. The increase in stockholders’ equity during the three months ended March 31, 2023, was primarily due to net income of $8.2 million, partially offset by dividends paid of $1.9 million.  In addition, stockholders’ equity was positively impacted by increased unrealized net gains in securities available-for-sale of $4.8 million, net of tax, reflecting changes in market interest rates during the period, partially offset by unrealized losses on fair value and cash flow hedges of $1.9 million, net of tax, resulting in a net $2.9 million increase in accumulated other comprehensive loss, net of tax. Book value per common share was $31.69 at March 31, 2023, compared to $30.42 at December 31, 2022.

We calculated book value per share at March 31, 2023 based on 7,631,018 common shares, which was the difference between the 7,743,283 reported common shares and 112,265 unvested restricted stock shares outstanding as of that date. We calculated book value per share at December 31, 2022, based on 7,617,655 common shares, which was the difference between the 7,736,185 reported common shares and 118,530 unvested restricted stock shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

General. Net income was $8.2 million for the three months ended March 31, 2023, and $6.9 million for the three months ended March 31, 2022.  The increase in net income for the three months ended March 31, 2023, was primarily due to a $7.9 million, or 34.9%, increase in net interest income, partially offset by a $4.5 million increase in noninterest expense, a $1.1 million increase in provision for credit losses, a $657,000 decrease in noninterest income and a $419,000 increase in provision for income tax expense.

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

(Dollars in thousands)	For the Three Months Ended			For the Three Months Ended
	March 31, 2023			March 31, 2022
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,292,364	$35,992	6.37%	$1,834,443	$23,047	5.10%
Taxable mortgage-backed securities	81,796	345	1.71%	91,678	446	1.97%
Taxable AFS investment securities	59,037	743	5.10%	60,422	321	2.15%
Tax-exempt AFS investment securities	129,843	635	1.98%	126,508	587	1.88%
Taxable HTM investment securities	8,500	108	5.15%	7,500	95	5.14%
FHLB stock	6,335	97	6.21%	4,302	45	4.24%
Interest-bearing deposits at other financial institutions	69,664	692	4.03%	48,672	85	0.71%
Total interest-earning assets	2,647,539	38,612	5.91%	2,173,525	24,626	4.59%
Noninterest-earning assets	94,486			96,746
Total assets	$2,742,025			$2,270,271
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings and money market	$692,841	$1,198	0.70%	$738,597	$383	0.21%
Interest-bearing checking	145,434	98	0.27%	230,956	161	0.28%
Certificates of deposit	849,762	5,328	2.54%	354,722	741	0.85%
Borrowings	79,339	841	4.30%	31,006	133	1.74%
Subordinated notes	49,467	485	3.98%	49,400	486	3.99%
Total interest-bearing liabilities	1,816,843	7,950	1.77%	1,404,681	1,904	0.55%
Noninterest-bearing accounts	620,071			582,913
Other noninterest-bearing liabilities	34,434			31,355
Stockholders’ equity	270,677			251,322
Total liabilities and stockholders’ equity	$2,742,025			$2,270,271
Net interest income		$30,662			$22,722
Net interest rate spread			4.14%			4.05%
Net earning assets	$830,696			$768,844
Net interest margin			4.70%			4.24%
Average interest-earning assets to average interest-bearing liabilities	145.72%			154.73%

_____________________________

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Includes net deferred fee recognition of $1.8 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.

Net Interest Income. Net interest income increased $7.9 million to $30.7 million for the three months ended March 31, 2023, from $22.7 million for the three months ended March 31, 2022. This increase was primarily the result of an increase in loans and variable rate interest-earning assets repricing higher following recent increases in market interest rates. Interest income increased $14.0 million, primarily due to an increase of $12.9 million in interest income on loans receivable, including fees, impacted primarily by loan growth.  Interest expense increased $6.0 million, primarily as a result of higher interest rates.

Net interest margin (“NIM”) increased 46 basis points to 4.70% for the three months ended March 31, 2023, from 4.24% for the same quarter in the prior year.  The increase in NIM reflects new loan originations at higher interest rates and variable rate interest-earning assets repricing higher following recent increases in market interest rates.  The benefit of the higher rates and increase in interest earning assets was partially offset by rising deposit and borrowing costs.  Increases in average balances of higher costing CDs and borrowings placed additional pressure on NIM.

Interest Income. Interest income for the three months ended March 31, 2023, increased $14.0 million, to $38.6 million, from $24.6 million for the three months ended March 31, 2022. The increase during the period was primarily attributable to the $474.0 million increase in the average balance of total interest-earning assets and the 132 basis point increase in the average yield of total interest-earning assets.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2023 and 2022:

(Dollars in thousands)	Three Months Ended March 31,
	2023		2022
	Average		Average		$ Change
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale (1)	$2,292,364	6.37%	$1,834,443	5.10%	$12,945
Taxable mortgage-backed securities	81,796	1.71	91,678	1.97	(101)
Taxable AFS investment securities	59,037	5.10	60,422	2.15	422
Tax-exempt AFS investment securities	129,843	1.98	126,508	1.88	48
Taxable HTM investment securities	8,500	5.15	7,500	5.14	13
FHLB stock	6,335	6.21	4,302	4.24	52
Interest-bearing deposits at other financial institutions	69,664	4.03	48,672	0.71	607
Total interest-earning assets	$2,647,539	5.91%	$2,173,525	4.59%	$13,986

___________________________

(1)	The average loans receivable, net balances include nonaccrual loans.

Interest Expense. Interest expense increased $6.0 million to $8.0 million for the three months ended March 31, 2023, from $1.9 million for the same prior year quarter, primarily due to an increase of interest expense on deposits of $5.3 million and on borrowings of $708,000. The average cost of funds for total interest-bearing liabilities increased 122 basis points to 1.77% for the three months ended March 31, 2023, from 0.55% for the three months ended March 31, 2022. The increase in interest expense was predominantly due to the increase in cost for market rate deposits and the increase in the average balance of borrowings.  The average cost of total interest-bearing deposits increased 120 basis points to 1.59%, for the three months ended March 31, 2023, compared to 0.39%, for the three months ended March 31, 2022. The average cost of funds, including noninterest-bearing checking, increased 93 basis points to 1.32% for the three months ended March 31, 2023, from 0.39% for the three months ended March 31, 2022.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended March 31, 2023 and 2022:

(Dollars in thousands)	Three Months Ended March 31,
	2023		2022
	Average		Average		$ Change
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$692,841	0.70%	$738,597	0.21%	$815
Interest-bearing checking	145,434	0.27	230,956	0.28	(63)
Certificates of deposit	849,762	2.54	354,722	0.85	4,587
Borrowings	79,339	4.30	31,006	1.74	708
Subordinated note	49,467	3.98	49,400	3.99	(1)
Total interest-bearing liabilities	$1,816,843	1.77%	$1,404,681	0.55%	$6,046

Provision for Credit Losses. For the three months ended March 31, 2023, the provision for credit losses on loans was $2.4 million, compared to $852,000 for the three months ended March 31, 2022. The provision for credit losses on loans reflects the increase in total loans receivable and increased reserves on individually evaluated nonaccrual loans. For the three months ended March 31, 2023, the Company recorded a reversal of the provision for credit losses on unfunded loan commitments of $249,000, compared to a provision for credit losses on unfunded loan commitments of $191,000 for the three months ended March 31, 2022, as a result of a decrease in total unfunded commitments during current quarter compared to the comparable quarter last year.

During the three months ended March 31, 2023, net loan charge-offs totaled $410,000, compared to $263,000 during the three months ended March 31, 2022.  The increase was primarily due to increases in net charge-offs of $109,000 in indirect home improvement loans and $44,000 in marine loans.  A further decline in national and local economic conditions, as a result the effects of inflation, a potential recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL for loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income decreased $657,000, to $5.2 million for the three months ended March 31, 2023, from $5.9 million for the three months ended March 31, 2022. The decrease reflects a $2.4 million decrease in gain on sale of loans due primarily to a reduction in origination and sales volume of loans held for sale and a reduction in the gross margin of sold loans, partially offset by an increase of $1.6 million in service charges and fee income primarily as a result of less amortization of mortgage servicing rights reflecting increased market interest rates and increased servicing fees from non-portfolio serviced loans.  Gross margin on home loan sales increased to 3.05% for the three months ended March 31, 2023, from 2.94% for the three months ended March 31, 2022.

Noninterest Expense. Noninterest expense increased $4.5 million to $23.5 million for the three months ended March 31, 2023, from $19.1 million for the three months ended March 31, 2022. The increase was primarily a result of a $1.9 million increase in salaries and benefits, partially attributable to an increase in full-time employees.  Other increases included $1.5 million in acquisition costs due to the Branch Purchase, $423,000 in FDIC insurance due to asset growth and an increase in assessment rates, $297,000 in occupancy expense, and $286,000 in amortization of CDI, partially offset by a $315,000 decrease in professional and board fees.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved slightly to 65.56% for the three months ended March 31, 2023, compared to 66.67% for the three months ended March 31, 2022, primarily representing the increase in loans receivable interest income, due to higher loan interest rates, partially offset by higher costs of deposits and borrowings.

Provision for Income Tax. For the three months ended March 31, 2023, the Company recorded a provision for income tax expense of $2.0 million as compared to $1.6 million for the three months ended March 31, 2022. The increase in the income tax provision was primarily due to a $1.8 million increase in pre-tax income during the three months ended March 31, 2023, as compared to the same quarter last year.  The effective corporate income tax rates for the three months ended March 31, 2023 and 2022 were 19.8% and 19.1%, respectively.  The increase in the effective corporate income tax rate was attributable to a decrease in nontaxable income between periods.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2023, the Bank’s total borrowing capacity was $641.4 million with the FHLB of Des Moines, with unused borrowing capacity of $633.5 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At March 31, 2023, the Bank held approximately $944.3 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the FRB, with a current limit of $213.3 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at March 31, 2023. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At March 31, 2023, the Bank held approximately $598.0 million in loans that qualify as collateral for the FRB line of credit.  Additionally, securities with a carrying value of $80.1 million were pledged primarily to provide contingent liquidity through the Bank Term Funding Program at the Federal Reserve Bank at March 31, 2023, with a current limit of $91.7 million.  Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $490.3 million at March 31, 2023. Total brokered deposits at March 31, 2023 were $319.0 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At March 31, 2023, outstanding loan commitments, including unused lines of credit totaled $604.4 million.  The Company purchased no securities during the three months ended March 31, 2023. Securities purchased during the three months ended March 31, 2022 totaled $16.8 million. Securities repayments, maturities and sales in those quarters were $2.5 million and $3.3 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the three months  ended March 31, 2023 and 2022, the Bank sold $77.3 million and $301.1 million in loans and loan participation interests, respectively.

The Bank’s liquidity has been positively impacted by increases in deposit levels. Total deposits increased $315.5 million during the three months ended March 31, 2023 primarily driven by the Branch Purchase with remaining assumed deposits of $382.1 million and growth in CDs. CDs scheduled to mature in three months or less at March 31, 2023, totaled $193.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.  Excess liquidity from the Branch Purchase was used to repay borrowings.

For the remainder of 2023, we project that fixed commitments will include $1.4 million of operating lease payments and $6.4 million of scheduled payments and maturities of FHLB advances.  For information regarding our operating leases, see “Note 7 – Leases” of the Notes to Consolidated Financial Statements included in this report.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), FS Bancorp is responsible for paying for any stock repurchases, dividends declared to its stockholders, interest and principal on outstanding debt, and other general corporate expenses. Sources of capital and liquidity for FS Bancorp include distributions from the Bank and the issuance of debt or equity securities.

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2023 at this rate of $0.25 per share, our total dividends paid each quarter would be approximately $1.9 million based on the number of the current outstanding shares as  of March 31, 2023.

Under FS Bancorp’s current stock repurchase program, approximately $920,000 remained available for future repurchases as of March 31, 2023.  The current stock repurchase program is set to expire on June 30, 2023.  The actual timing, number and value of shares repurchased under the share repurchase program will depend on a number of factors including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), price, general business and market conditions, and alternative investment opportunities.  The share repurchase program does not obligate FS Bancorp to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.  See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” continued in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

At March 31, 2023, FS Bancorp had $8.0 million in unrestricted cash to meet liquidity needs.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at March 31, 2023, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at March 31, 2023, the Bank was considered to be well capitalized.  At March 31, 2023, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 10.4%, 11.4%, 12.7%, and 11.4%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2023, FS Bancorp would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for FS Bancorp at March 31, 2023 were 8.9% for Tier 1 leverage-based capital, 9.7% for Tier 1 risk-based capital, 13.0% for total risk-based capital, and 9.7% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 – Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act was carried out as of March 31, 2023 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2023:

Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan or Program	Plan or Program
January 1, 2023 - January 31, 2023	—	$—	—	$—
February 1, 2023 - February 28, 2023	440	36.83	440	919,598
March 1, 2023 - March 31, 2023	—	—	—	—
Total for the quarter	440	$36.83	440	$919,598

On April 6, 2022, the Company announced that its Board of Directors approved share repurchase program of up to $10.0 million of the Company’s common shares authorized and outstanding in addition to the then remaining $3.8 million common shares authorized and available for repurchase under the previous share repurchase plan.  Repurchases may be made under the current repurchase plan through June 30, 2023. The actual timing, number and value of shares repurchased under the share repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act, price, general business and market conditions, and alternative investment opportunities.  The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: May 10, 2023	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)