Form 10-Q
period 2023-06-30
FS Bancorp, Inc.
filed 2023-08-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 4, 2023, there were 7,753,607 outstanding shares of the registrant’s common stock.

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
ASSETS	2023	2022
Cash and due from banks	$17,573	$10,525
Interest-bearing deposits at other financial institutions	114,526	30,912
Total cash and cash equivalents	132,099	41,437
Certificates of deposit at other financial institutions	14,747	4,712
Securities available-for-sale, at fair value	225,869	229,252
Securities held-to-maturity, net of allowance for credit losses of $31 and $31, respectively (fair value of $7,475 and $7,929, respectively)	8,469	8,469
Loans held for sale, at fair value	16,714	20,093
Loans receivable, net (includes $14,349 and $14,035, at fair value, respectively)	2,342,424	2,190,860
Accrued interest receivable	12,244	11,144
Premises and equipment, net	31,293	25,119
Operating lease right-of-use (“ROU”) assets	7,458	6,226
Federal Home Loan Bank (“FHLB”) stock, at cost	6,555	10,611
Other real estate owned (“OREO”)	570	570
Deferred tax asset, net	5,784	6,670
Bank owned life insurance (“BOLI”), net	37,247	36,799
Servicing rights, held at the lower of cost or fair value	17,627	18,017
Goodwill	3,592	2,312
Core deposit intangible, net	19,325	3,369
Other assets	23,604	17,238
TOTAL ASSETS	$2,905,621	$2,632,898
LIABILITIES
Deposits:
Noninterest-bearing accounts	$675,211	$554,174
Interest-bearing accounts	1,690,097	1,573,567
Total deposits	2,365,308	2,127,741
Borrowings	199,896	186,528
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(506)	(539)
Total subordinated notes less unamortized debt issuance costs	49,494	49,461
Operating lease liabilities	7,690	6,474
Other liabilities	33,300	30,997
Total liabilities	2,655,688	2,401,201
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,753,607 and 7,736,185 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	77	77
Additional paid-in capital	56,781	55,187
Retained earnings	215,519	202,065
Accumulated other comprehensive loss, net of tax	(22,444)	(25,632)
Total stockholders’ equity	249,933	231,697
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,905,621	$2,632,898

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans receivable, including fees	$38,216	$25,275	$74,208	$48,322
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	2,651	1,670	5,271	3,249
Total interest and dividend income	40,867	26,945	79,479	51,571
INTEREST EXPENSE
Deposits	7,610	1,557	14,234	2,842
Borrowings	1,219	174	2,060	307
Subordinated notes	486	485	971	971
Total interest expense	9,315	2,216	17,265	4,120
NET INTEREST INCOME	31,552	24,729	62,214	47,451
PROVISION FOR CREDIT LOSSES	716	1,871	2,824	2,914
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	30,836	22,858	59,390	44,537
NONINTEREST INCOME
Service charges and fee income	2,862	2,278	5,470	3,794
Gain on sale of loans	1,947	2,066	3,423	5,923
Earnings on cash surrender value of BOLI	227	216	448	433
Other noninterest income	(203)	(205)	711	81
Total noninterest income	4,833	4,355	10,052	10,231
NONINTEREST EXPENSE
Salaries and benefits	13,513	11,736	27,377	23,708
Operations	3,643	2,365	6,335	4,844
Occupancy	1,562	1,258	3,082	2,481
Data processing	1,683	1,455	3,251	2,815
Loan costs	1,043	751	1,513	1,274
Professional and board fees	657	763	1,335	1,756
Federal Deposit Insurance Corporation (“FDIC”) insurance	591	185	1,171	342
Marketing and advertising	430	244	620	432
Acquisition cost	61	—	1,562	—
Amortization of core deposit intangible	1,023	172	1,482	345
Recovery of servicing rights	(2)	—	—	(1)
Total noninterest expense	24,204	18,929	47,728	37,996
INCOME BEFORE PROVISION FOR INCOME TAXES	11,465	8,284	21,714	16,772
PROVISION FOR INCOME TAXES	2,349	1,585	4,386	3,203
NET INCOME	$9,116	$6,699	$17,328	$13,569
Basic earnings per share	$1.17	$0.84	$2.23	$1.68
Diluted earnings per share	$1.16	$0.83	$2.19	$1.66

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$9,116	$6,699	$17,328	$13,569
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized (loss) gain during period	(3,715)	(11,506)	2,421	(32,479)
Income tax benefit (provision) related to unrealized holding (loss) gain	799	2,474	(521)	6,984
Derivative financial instruments:
Unrealized derivative gain during period	5,335	1,717	3,818	4,544
Income tax provision related to unrealized derivative gain	(1,142)	(369)	(820)	(977)
Reclassification adjustment for realized (gain) loss, net included in net income	(1,271)	(55)	(2,178)	46
Income tax provision (benefit) related to reclassification, net	273	13	468	(10)
Other comprehensive income (loss), net of tax	279	(7,726)	3,188	(21,892)
COMPREHENSIVE INCOME (LOSS)	$9,395	$(1,027)	$20,516	$(8,323)

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended June 30, 2022 and 2023

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, April 1, 2022	8,067,211	$81	$65,035	$184,748	$(13,914)	$235,950
Net income	—	$—	—	6,699	—	$6,699
Dividends paid ($0.30 per share)	—	$—	—	(2,372)	—	$(2,372)
Share-based compensation	—	$—	481	—	—	$481
Common stock repurchased - repurchase plan	(361,251)	$(4)	(10,447)	—	—	$(10,451)
Stock options exercised, net	20,272	$—	60	—	—	$60
Other comprehensive loss, net of tax	—	$—	—	—	(7,726)	$(7,726)
BALANCE, June 30, 2022	7,726,232	$77	$55,129	$189,075	$(21,640)	$222,641

BALANCE, April 1, 2023	7,743,283	$77	$56,138	$208,342	$(22,723)	$241,834
Net income	—	$—	—	9,116	—	$9,116
Dividends paid ($0.25 per share)	—	$—	—	(1,939)	—	$(1,939)
Share-based compensation	—	$—	364	—	—	$364
Issuance of common stock- employee stock purchase plan	9,099	$—	268	—	—	$268
Stock options exercised, net	1,225	$—	11	—	—	$11
Other comprehensive income, net of tax	—	$—	—	—	279	$279
BALANCE, June 30, 2023	7,753,607	$77	$56,781	$215,519	$(22,444)	$249,933

See accompanying notes to these consolidated financial statements.

Six Months Ended June 30, 2022 and 2023

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2022	8,169,887	$82	$67,958	$179,215	$252	$247,507
Net income	—	$—	—	13,569	—	$13,569
Dividends paid ($0.50 per share)	—	$—	—	(4,006)	—	$(4,006)
Share-based compensation	—	$—	932	—	—	$932
New credit standard (Topic 326) - impact in year of adoption	—	$—	—	297	—	297
Common stock repurchased - repurchase plan	(476,607)	$(5)	(13,891)	—	—	$(13,896)
Stock options exercised, net	32,952	$—	130	—	—	$130
Other comprehensive loss, net of tax	—	$—	—		(21,892)	$(21,892)
BALANCE, June 30, 2022	7,726,232	$77	$55,129	$189,075	$(21,640)	$222,641

BALANCE, January 1, 2023	7,736,185	$77	$55,187	$202,065	$(25,632)	$231,697
Net income	—	$—	—	17,328	—	$17,328
Dividends paid ($0.50 per share)	—	$—	—	(3,874)	—	$(3,874)
Share-based compensation	—	$—	1,018	—	—	$1,018
Issuance of common stock-employee stock purchase plan	16,449	$—	539	—	—	$539
Restricted stock awards forfeited	(4,812)	$—	—	—	—	$—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(440)	$—	(16)	—	—	$(16)
Stock options exercised, net	6,225	$—	53	—	—	$53
Other comprehensive income, net of tax	—	$—	—	—	3,188	$3,188
BALANCE, June 30, 2023	7,753,607	$77	$56,781	$215,519	$(22,444)	$249,933

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net income	$17,328	$13,569
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	2,824	2,914
Depreciation, amortization and accretion	6,219	7,681
Compensation expense related to stock options and restricted stock awards	1,018	932
Change in cash surrender value of BOLI	(448)	(433)
Gain on sale of loans held for sale	(3,423)	(5,923)
Origination of loans held for sale	(185,041)	(389,458)
Proceeds from sale of loans held for sale	206,392	501,367
Recovery of servicing rights	—	(1)
Changes in operating assets and liabilities
Accrued interest receivable	(570)	(959)
Other assets	(4,168)	1,197
Other liabilities	2,025	(1,916)
Net cash from operating activities	42,156	128,970
CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	8,758	11,016
Purchases	(3,933)	(21,002)
Activity in securities held-to-maturity:
Purchases	—	(1,000)
Maturities of certificates of deposit at other financial institutions	—	5,582
Purchase of certificates of deposit at other financial institutions	(10,035)	—
Portfolio loan originations and principal collections, net	(105,739)	(235,136)
Net cash from acquisitions	336,157	—
Purchase of portfolio loans	(2,231)	(2,806)
Purchase of premises and equipment	(1,113)	(401)
Proceeds from bank owned life insurance death benefits	—	419
Change in FHLB stock, net	4,056	(1,517)
Net cash from (used by) investing activities	225,920	(244,845)
CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(187,484)	100,315
Proceeds from borrowings	1,043,500	324,500
Repayments of borrowings	(1,030,132)	(289,000)
Dividends paid on common stock	(3,874)	(4,006)
Proceeds from stock options exercised, net	53	130
Common stock repurchased for employee/director taxes paid on restricted stock awards	(16)	—
Issuance of common stock - employee stock purchase plan	539	—
Common stock repurchased	—	(13,896)
Net cash (used by) from financing activities	(177,414)	118,043
NET INCREASE IN CASH AND CASH EQUIVALENTS	90,662	2,168

CASH AND CASH EQUIVALENTS, beginning of period	41,437	26,491
CASH AND CASH EQUIVALENTS, end of period	$132,099	$28,659

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$15,183	$2,962
Income taxes	5,985	1,530

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on available-for-sale investment securities	$2,421	$(32,479)
Change in unrealized gain on fair value and cash flow hedges	1,640	4,590
Retention in gross mortgage servicing rights from loan sales	1,325	4,010
OREO received in settlement of loans	—	145
Right-of-use assets in exchange for lease liabilities	2,034	938
Acquisitions:
Non-cash assets acquired	87,512	—
Non-cash liabilities assumed	424,949	—

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

The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”), fair value of financial instruments, the valuation of servicing rights, business combinations, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Subsequent Events – The Company has evaluated events and transactions subsequent to June 30, 2023, for potential recognition or disclosure.

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

_______________________________

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

(2)  The fair value adjustment represents the value of the core deposit base assumed in the Branch Purchase based on a study performed by an independent consulting firm.  This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on an accelerated basis over the average life of the core deposit base, which is estimated to be 10 years.

(3)  The fair value adjustment represents the value of the goodwill calculated from the purchase based on the purchase price, less the fair value of assets acquired net of liabilities assumed. The goodwill of $1.3 million is attributable to the workforce and customer relationships associated with the branches.  All of the goodwill is deductible for tax purposes and will be amortized over a 15-year period.  The goodwill was assigned to the Commercial and Consumer Banking segment.

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

NOTE 3 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and ACL for securities held-to-maturity at June 30, 2023 and December 31, 2022:

	June 30, 2023
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,152	$8	$(3,522)	$17,638	$—
Corporate securities	6,999	36	(842)	6,193	—
Municipal bonds	140,674	17	(22,027)	118,664	—
Mortgage-backed securities	80,076	—	(12,479)	67,597	—
U.S. Small Business Administration securities	17,088	5	(1,316)	15,777	—
Total securities available-for-sale	265,989	66	(40,186)	225,869	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(1,025)	7,475	31
Total securities held-to-maturity	8,500	—	(1,025)	7,475	31

Total securities	$274,489	$66	$(41,211)	$233,344	$31

	December 31, 2022
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,153	$—	$(3,865)	$17,288	$—
Corporate securities	9,497	27	(979)	8,545	—
Municipal bonds	144,200	21	(23,619)	120,602	—
Mortgage-backed securities	82,424	—	(12,458)	69,966	—
U.S. Small Business Administration securities	14,519	—	(1,668)	12,851	—
Total securities available-for-sale	271,793	48	(42,589)	229,252	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(571)	7,929	31
Total securities held-to-maturity	8,500	—	(571)	7,929	31

Total securities	$280,293	$48	$(43,160)	$237,181	$31

The following table presents the activity in the ACL for securities held-to-maturity by major security type for the three and six months ended June 30, 2023 and 2022:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended June 30,
Corporate Securities	2023	2022
Beginning allowance balance	$31	$72
Recapture for credit losses	—	(41)
Securities charged-off	—	—
Recoveries	—	—
Total ending allowance balance	$31	$31

SECURITIES HELD-TO-MATURITY	For the Six Months Ended June 30,
Corporate Securities	2023	2022
Beginning allowance balance	$31	$—
Impact of adopting ASU 2016-13	—	72
Recapture for credit losses	—	(41)
Securities charged-off	—	—
Recoveries	—	—
Total ending allowance balance	$31	$31

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $116,000 as of both June 30, 2023 and December 31, 2022, and was $1.1 million and $1.2 million on available-for-sale debt securities as of June 30, 2023 and December 31, 2022, respectively.  Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Bank monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	June 30,	December 31,
Corporate securities	2023	2022
BBB/BBB-	$7,000	$8,500
BB+	1,500	—
Total	$8,500	$8,500

At June 30, 2023, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of June 30, 2023, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	June 30, 2023
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$39,482	$45,979	$39,482
Interest rate swap counterparties	2,776	2,887	2,776
Federal Reserve Bank - Bank Term Funding Program facility	77,113	91,520	77,113
Total pledged securities	$119,371	$140,386	$119,371

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$—	$—	$15,631	$(3,522)	$15,631	$(3,522)
Corporate securities	—	—	4,158	(842)	4,158	(842)
Municipal bonds	5,394	(47)	111,803	(21,980)	117,197	(22,027)
Mortgage-backed securities	6,814	(312)	60,783	(12,167)	67,597	(12,479)
U.S. Small Business Administration securities	4,879	—	8,507	(1,316)	13,386	(1,316)
Total securities available-for-sale	17,087	(359)	200,882	(39,827)	217,969	(40,186)

SECURITIES HELD-TO-MATURITY
Corporate securities	800	(200)	6,675	(825)	7,475	(1,025)
Total securities held-to-maturity	800	(200)	6,675	(825)	7,475	(1,025)

Total	$17,887	$(559)	$207,557	$(40,652)	$225,444	$(41,211)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$3,823	$(118)	$13,465	$(3,747)	$17,288	$(3,865)
Corporate securities	2,494	(4)	4,026	(975)	6,520	(979)
Municipal bonds	44,261	(5,794)	73,990	(17,825)	118,251	(23,619)
Mortgage-backed securities	29,791	(3,188)	40,175	(9,270)	69,966	(12,458)
U.S. Small Business Administration securities	10,807	(1,162)	2,044	(506)	12,851	(1,668)
Total securities available-for-sale	91,176	(10,266)	133,700	(32,323)	224,876	(42,589)

SECURITIES HELD-TO-MATURITY
Corporate securities	7,929	(571)	—	—	7,929	(571)
Total securities held-to-maturity	7,929	(571)	—	—	7,929	(571)

Total	$99,105	$(10,837)	$133,700	$(32,323)	$232,805	$(43,160)

There was one held-to-maturity debt security in an unrealized loss position of less than one year and six held-to-maturity debt securities in an unrealized loss position of more than one year at June 30, 2023.  There were seven held-to-maturity debt securities in an unrealized loss position of less than one year and none in an unrealized loss position of more than one year at December 31, 2022.

There were 13 available-for-sale securities in an unrealized loss position of less than one year, and 175 available-for-sale securities in an unrealized loss position of more than one year at June 30, 2023. There were 88 available-for-sale securities in an unrealized loss position of less than one year, and 106 available-for-sale securities in an unrealized loss  position of more than one year at December 31, 2022. The unrealized losses associated with these securities are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity.  Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes.  Substantially, all of the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings.

All of the available-for-sale mortgage-backed securities and U.S. Small Business Administration securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the six months ended June 30, 2023, or for the year ended December 31, 2022.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30,		December 31,
	2023		2022
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due within one year	$931	$911	$—	$—
Due after one year through five years	3,941	3,435	4,874	4,321
Due after five years through ten years	8,990	7,675	6,989	5,963
Due after ten years	7,290	5,617	9,290	7,004
Subtotal	21,152	17,638	21,153	17,288
Corporate securities
Due within one year	1,000	1,014	1,000	997
Due after one year through five years	—	—	2,497	2,519
Due after five years through ten years	4,000	3,838	4,000	3,763
Due after ten years	1,999	1,341	2,000	1,266
Subtotal	6,999	6,193	9,497	8,545
Municipal bonds
Due within one year	—	—	2,660	2,644
Due after one year through five years	1,026	1,001	1,038	1,012
Due after five years through ten years	6,308	5,783	6,341	5,771
Due after ten years	133,340	111,880	134,161	111,175
Subtotal	140,674	118,664	144,200	120,602
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	66,597	55,569	68,421	57,358
Federal Home Loan Mortgage Corporation (“FHLMC”)	9,162	8,329	9,290	8,424
Government National Mortgage Association (“GNMA”)	4,317	3,699	4,713	4,184
Subtotal	80,076	67,597	82,424	69,966
U.S. Small Business Administration securities
Due within one year	168	163	—	—
Due after one year through five years	2,325	2,183	2,553	2,407
Due after five years through ten years	3,756	3,486	4,461	3,996
Due after ten years	10,839	9,945	7,505	6,448
Subtotal	17,088	15,777	14,519	12,851
Total securities available-for-sale	265,989	225,869	271,793	229,252

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	8,500	7,475	8,500	7,929
Total securities held-to-maturity	8,500	7,475	8,500	7,929
Total securities	$274,489	$233,344	$280,293	$237,181

There were no sales proceeds, gains or losses from the sale of securities available-for-sale for the three and six months ended June 30, 2023 and 2022.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	June 30,	December 31,
REAL ESTATE LOANS	2023	2022
Commercial	$343,008	$334,059
Construction and development	312,093	342,591
Home equity	62,304	55,387
One-to-four-family (excludes loans held for sale)	521,734	469,485
Multi-family	231,675	219,738
Total real estate loans	1,470,814	1,421,260
CONSUMER LOANS
Indirect home improvement	557,818	495,941
Marine	72,484	70,567
Other consumer	3,606	3,064
Total consumer loans	633,908	569,572
COMMERCIAL BUSINESS LOANS
Commercial and industrial	237,403	196,791
Warehouse lending	30,649	31,229
Total commercial business loans	268,052	228,020
Total loans receivable, gross	2,372,774	2,218,852
ACL for loans	(30,350)	(27,992)
Total loans receivable, net	$2,342,424	$2,190,860

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $8.3 million as of June 30, 2023 and $7.8 million as of December 31, 2022. Net loans include unamortized net discounts on acquired loans of $2.9 million and $437,000 as of June 30, 2023 and December 31, 2022, respectively. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $10.4 million and $9.6 million as of June 30, 2023 and December 31, 2022, respectively, and was reported in “Accrued interest receivable” on the Consolidated Balance Sheets.

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington, the Oregon Coast, and near our loan production offices in Vancouver, Washington and the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota,  Nevada,  Texas, Utah, Massachusetts, Montana, and recently New Hampshire.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At June 30, 2023, the Bank held approximately $988.5 million in loans that are pledged as collateral for FHLB advances, compared to approximately $840.2 million at December 31, 2022. The Bank held approximately $618.8 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at June 30, 2023, compared to approximately $579.8 million at December 31, 2022.

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

Marine. Loans originated by the Company, secured by boats, to borrowers primarily located in states where the Company originates consumer loans.

Other Consumer. Loans originated by the Company to consumers in our retail branch footprint, including automobiles, recreational vehicles, direct home improvement loans, loans on deposits, and other consumer loans, primarily consisting of personal lines of credit and credit cards.

Commercial Business Loans

Commercial and Industrial (“C&I”) Lending. Loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some of the C&I loans purchased by the Company are outside of the greater Puget Sound market area.  C&I loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

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

Allowance for Credit Losses

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

The main drivers of the credit provision recorded in the first six months of 2023 were increases in outstanding loans and net charge-offs, average growth rates and increases in specific reserves on individually evaluated loans.

The following tables detail activity in the ACL for loans by loan categories at or for the three and six months ended June 30, 2023 and 2022:

	At or For the Three Months Ended June 30, 2023
	Real		Commercial
ACL FOR LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,572	$13,401	$3,964	$—	$29,937
(Reversal of) provision for credit losses on loans	(265)	1,266	62	—	1,063
Charge-offs	—	(876)	—	—	(876)
Recoveries	—	226	—	—	226
Net charge-offs	—	(650)	—	—	(650)
Total ending ACL balance	$12,307	$14,017	$4,026	$—	$30,350

	At or For the Three Months Ended June 30, 2022
	Real		Commercial
ACL FOR LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$10,560	$9,792	$3,013	$—	$23,365
Provision for (reversal of) credit losses on loans	952	830	(163)	—	1,619
Charge-offs	—	(297)	—	—	(297)
Recoveries	—	280	—	—	280
Net charge-offs	—	(17)	—	—	(17)
Total ending ACL balance	$11,512	$10,605	$2,850	$—	$24,967

	At or For the Six Months Ended June 30, 2023
	Real		Commercial
ACL FOR LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,123	$12,109	$3,760	$—	$27,992
Provision for credit losses on loans	194	2,957	267	—	3,418
Charge-offs	(10)	(1,585)	(1)	—	(1,596)
Recoveries	—	536	—	—	536
Net Charge-offs	(10)	(1,049)	(1)	—	(1,060)
Total ending ACL balance	$12,307	$14,017	$4,026	$—	$30,350

	At or For the Six Months Ended June 30, 2022
	Real		Commercial
ACL FOR LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance, prior to adoption of ASC 326	$14,798	$4,280	$6,536	$21	$25,635
Impact of adopting ASC 326	(5,234)	6,078	(3,682)	(21)	(2,859)
Provision for credit losses on loans	1,948	527	(4)	—	2,471
Charge-offs	—	(820)	—	—	(820)
Recoveries	—	540	—	—	540
Net charge-offs	—	(280)	—	—	(280)
Total ending ACL balance	$11,512	$10,605	$2,850	$—	$24,967

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty as a part of ongoing loss mitigation strategies. These modifications may result in an interest rate reduction, term extension, an other-than-insignificant payment delay, or a combination thereof. The Company typically does not offer principal forgiveness.

The Company restructured two related C&I loans during the first quarter of 2023. The restructuring included a consolidation of the loans into a single loan, an increase in contractual term of 60 months, and a reduction in the contractual interest rate from 7.5% to 4.1%. The loan had an amortized cost of $3.5 million or 1.4% of C&I loans, at June 30, 2023. The restructured loan has been paid as agreed subsequent to the restructuring, however, was classified as current and nonaccrual as of June 30, 2023, and individually evaluated in the determination of the associated ACL for loans. There were no loans that were modified on or after January 1, 2023, the date the Company adopted ASU 2022–02, through June 30, 2023 that subsequently defaulted during the period presented.

Troubled Debt Restructurings (“TDRs”)

At June 30, 2022, the Company had no TDRs. There were no TDRs which incurred a payment default within twelve months of the restructuring date during the three and six months ended June 30, 2022.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at June 30, 2023 and December 31, 2022:

	June 30, 2023
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
Commercial	$—	$—	$—	$—	$343,008	$343,008	$1,061
Construction and development	—	—	—	—	312,093	312,093	—
Home equity	27	150	12	189	62,115	62,304	50
One-to-four-family	—	—	209	209	521,525	521,734	209
Multi-family	—	—	—	—	231,675	231,675	—
Total real estate loans	27	150	221	398	1,470,416	1,470,814	1,320
CONSUMER LOANS
Indirect home improvement	1,216	930	723	2,869	554,949	557,818	1,833
Marine	145	63	73	281	72,203	72,484	471
Other consumer	8	11	—	19	3,587	3,606	3
Total consumer loans	1,369	1,004	796	3,169	630,739	633,908	2,307
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	2,117	2,117	235,286	237,403	5,645
Warehouse lending	—	—	—	—	30,649	30,649	—
Total commercial business loans	—	—	2,117	2,117	265,935	268,052	5,645
Total loans	$1,396	$1,154	$3,134	$5,684	$2,367,090	$2,372,774	$9,272

	December 31, 2022
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
Commercial	$—	$—	$—	$—	$334,059	$334,059	$—
Construction and development	—	—	—	—	342,591	342,591	—
Home equity	29	104	16	149	55,238	55,387	46
One-to-four-family	—	—	463	463	469,022	469,485	920
Multi-family	—	—	—	—	219,738	219,738	—
Total real estate loans	29	104	479	612	1,420,648	1,421,260	966
CONSUMER LOANS
Indirect home improvement	2,298	685	532	3,515	492,426	495,941	1,076
Marine	650	385	86	1,121	69,446	70,567	267
Other consumer	32	37	5	74	2,990	3,064	9
Total consumer loans	2,980	1,107	623	4,710	564,862	569,572	1,352
COMMERCIAL BUSINESS LOANS
Commercial and industrial	1	—	2,617	2,618	194,173	196,791	6,334
Warehouse lending	—	—	—	—	31,229	31,229	—
Total commercial business loans	1	—	2,617	2,618	225,402	228,020	6,334
Total loans	$3,010	$1,211	$3,719	$7,940	$2,210,912	$2,218,852	$8,652

___________________________

(1)	Includes past due loans as applicable.

There were no loans 90 days or more past due and still accruing interest at both June 30, 2023 and December 31, 2022.

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

	June 30, 2023
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
Commercial	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$18,901	$88,035	$76,437	$48,519	$28,338	$70,116	$—	$329	$330,675
Watch	—	9,507	—	—	453	—	16	—	9,976
Special mention	—	—	—	—	417	—	—	—	417
Substandard	—	—	—	—	—	1,940	—	—	1,940
Total commercial	18,901	97,542	76,437	48,519	29,208	72,056	16	329	343,008
Construction and development
Pass	51,332	177,805	66,261	16,102	—	593	—	—	312,093
Total construction and development	51,332	177,805	66,261	16,102	—	593	—	—	312,093
Home equity
Pass	2,042	1,716	1,606	6,672	11	2,345	47,862	—	62,254
Substandard	—	—	—	—	—	39	11	—	50
Total home equity	2,042	1,716	1,606	6,672	11	2,384	47,873	—	62,304
Home equity gross charge-offs	—	—	—	—	—	—	10	—	10
One-to-four-family
Pass	59,664	165,085	125,437	80,959	33,353	53,756	—	477	518,731
Watch	—	871	—	—	—	—	—	—	871
Substandard	—	—	—	—	—	2,132	—	—	2,132
Total one-to-four-family	59,664	165,956	125,437	80,959	33,353	55,888	—	477	521,734
Multi-family
Pass	4,426	34,254	78,174	47,901	38,398	28,522	—	—	231,675
Total multi-family	4,426	34,254	78,174	47,901	38,398	28,522	—	—	231,675
Total real estate loans	$136,365	$477,273	$347,915	$200,153	$100,970	$159,443	$47,889	$806	$1,470,814

	June 30, 2023
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$109,645	$236,709	$106,692	$40,712	$26,991	$35,229	$7	$—	$555,985
Substandard	100	635	489	193	247	169	—	—	1,833
Total indirect home improvement	109,745	237,344	107,181	40,905	27,238	35,398	7	—	557,818
Indirect home improvement gross charge-offs	31	511	194	113	104	228	—	—	1,181
Marine
Pass	8,001	25,589	10,717	14,130	5,523	8,053	—	—	72,013
Substandard	—	—	25	—	147	299	—	—	471
Total marine	8,001	25,589	10,742	14,130	5,670	8,352	—	—	72,484
Marine gross charge-offs	—	47	93	—	7	182	—	—	329
Other consumer
Pass	101	707	244	115	21	231	2,184	—	3,603
Substandard	—	—	—	—	—	—	3	—	3
Total other consumer	101	707	244	115	21	231	2,187	—	3,606
Other consumer gross charge-offs	—	2	5	—	—	—	68	—	75
Total consumer loans	$117,847	$263,640	$118,167	$55,150	$32,929	$43,981	$2,194	$—	$633,908

	June 30, 2023
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
Commercial and industrial	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$11,976	$31,100	$24,364	$12,793	$5,661	$11,506	$116,799	$92	$214,291
Watch	194	—	601	2,649	—	1,157	6,563	—	11,164
Special mention	—	—	—	—	566	270	1,135	—	1,971
Substandard	3,529	—	1,565	1,477	1,781	173	1,452	—	9,977
Total commercial and industrial	15,699	31,100	26,530	16,919	8,008	13,106	125,949	92	237,403
Commercial and industrial gross charge-offs	—	—	1	—	—	—	—	—	1
Warehouse lending
Pass	—	—	—	—	—	—	28,391	—	28,391
Watch	—	—	—	—	—	—	2,258	—	2,258
Total warehouse lending	—	—	—	—	—	—	30,649	—	30,649
Total commercial business loans	$15,699	$31,100	$26,530	$16,919	$8,008	$13,106	$156,598	$92	$268,052

TOTAL LOANS RECEIVABLE, GROSS
Pass	$266,088	$761,000	$489,932	$267,903	$138,296	$210,351	$195,243	$898	$2,329,711
Watch	194	10,378	601	2,649	453	1,157	8,837	—	24,269
Special mention	—	—	—	—	983	270	1,135	—	2,388
Substandard	3,629	635	2,079	1,670	2,175	4,752	1,466	—	16,406
Total loans receivable, gross	$269,911	$772,013	$492,612	$272,222	$141,907	$216,530	$206,681	$898	$2,372,774
Total gross charge-offs	$31	$560	$293	$113	$111	$410	$78	$—	$1,596

	December 31, 2022
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
Commercial	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$86,189	$76,030	$46,125	$38,930	$14,101	$55,271	$—	$—	$316,646
Watch	9,504	—	373	—	—	—	—	—	9,877
Special mention	—	—	—	2,113	—	—	—	—	2,113
Substandard	—	—	—	—	581	4,842	—	—	5,423
Total commercial	95,693	76,030	46,498	41,043	14,682	60,113	—	—	334,059
Construction and development
Pass	193,084	118,724	21,966	8,379	—	438	—	—	342,591
Total construction and development	193,084	118,724	21,966	8,379	—	438	—	—	342,591
Home equity
Pass	4,978	1,696	6,818	11	1,203	1,572	39,063	—	55,341
Substandard	—	—	—	—	13	33	—	—	46
Total home equity	4,978	1,696	6,818	11	1,216	1,605	39,063	—	55,387
One-to-four-family
Pass	166,388	129,282	82,461	31,878	15,837	40,526	—	199	466,571
Substandard	—	—	—	—	1,941	973	—	—	2,914
Total one-to-four-family	166,388	129,282	82,461	31,878	17,778	41,499	—	199	469,485
Multi-family
Pass	41,041	63,353	48,376	38,805	4,176	23,987	—	—	219,738
Total multi-family	41,041	63,353	48,376	38,805	4,176	23,987	—	—	219,738
Total real estate loans	$501,184	$389,085	$206,119	$120,116	$37,852	$127,642	$39,063	$199	$1,421,260

	December 31, 2022
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$253,495	$123,264	$46,476	$31,251	$18,165	$22,205	$9	$—	$494,865
Substandard	347	213	137	62	169	148	—	—	1,076
Total indirect home improvement	253,842	123,477	46,613	31,313	18,334	22,353	9	—	495,941
Marine
Pass	27,904	11,762	15,139	6,224	5,415	3,856	—	—	70,300
Substandard	—	—	—	151	61	55	—	—	267
Total marine	27,904	11,762	15,139	6,375	5,476	3,911	—	—	70,567
Other consumer
Pass	792	754	116	48	14	80	1,251	—	3,055
Substandard	1	5	—	—	—	—	3	—	9
Total other consumer	793	759	116	48	14	80	1,254	—	3,064
Total consumer loans	$282,539	$135,998	$61,868	$37,736	$23,824	$26,344	$1,263	$—	$569,572

	December 31, 2022
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
Commercial and industrial	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$24,337	$22,561	$12,461	$3,940	$3,074	$7,701	$104,524	$—	$178,598
Watch	—	1,127	2,932	—	—	746	1,327	—	6,132
Special mention	—	—	—	634	—	—	963	—	1,597
Substandard	—	1,586	1,265	2,291	190	3,739	1,093	300	10,464
Total commercial and industrial	24,337	25,274	16,658	6,865	3,264	12,186	107,907	300	196,791
Warehouse lending
Pass	—	—	—	—	—	—	31,227	—	31,227
Watch	—	—	—	—	—	—	2	—	2
Total warehouse lending	—	—	—	—	—	—	31,229	—	31,229
Total commercial business loans	$24,337	$25,274	$16,658	$6,865	$3,264	$12,186	$139,136	$300	$228,020

TOTAL LOANS RECEIVABLE, GROSS
Pass	$798,208	$547,426	$279,938	$159,466	$61,985	$155,636	$176,074	$199	$2,178,932
Watch	9,504	1,127	3,305	—	—	746	1,329	—	16,011
Special mention	—	—	—	2,747	—	—	963	—	3,710
Substandard	348	1,804	1,402	2,504	2,955	9,790	1,096	300	20,199
Total loans receivable, gross	$808,060	$550,357	$284,645	$164,717	$64,940	$166,172	$179,462	$499	$2,218,852

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing interest as of the dates indicated:

	June 30, 2023			December 31, 2022
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
REAL ESTATE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
Commercial	$1,061	$—	$1,061	$—	$—	$—
Home equity	50	—	50	46	—	46
One-to-four-family	209	—	209	920	—	920
	1,320	—	1,320	966	—	966
CONSUMER LOANS
Indirect home improvement	—	1,833	1,833	—	1,076	1,076
Marine	—	471	471	—	267	267
Other consumer	—	3	3	—	9	9
	—	2,307	2,307	—	1,352	1,352
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	5,645	5,645	—	6,334	6,334
Total	$1,320	$7,952	$9,272	$966	$7,686	$8,652

The Company recognized interest income on a cash basis for nonaccrual loans of $106,000 and $128,000 during the three months ended June 30, 2023 and 2022, and $168,000 and $226,000 during the six months ended June 30, 2023 and 2022, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	June 30, 2023				December 31, 2022
	Commercial	Residential	Other		Residential	Other
REAL ESTATE LOANS	Real Estate	Real Estate	Non-Real Estate	Total	Real Estate	Non-Real Estate	Total
Commercial	$1,061	$—	$—	$1,061	$—	$—	$—
Home equity	—	50	—	50	46	—	46
One-to-four-family	—	209	—	209	920	—	920
	1,061	259	—	1,320	966	—	966
CONSUMER LOANS
Indirect home improvement	—	—	1,833	1,833	—	1,076	1,076
Marine	—	—	471	471	—	267	267
	—	—	2,304	2,304	—	1,343	1,343
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	5,645	5,645	—	6,334	6,334
Total	$1,061	$259	$7,949	$9,269	$966	$7,677	$8,643

NOTE 5 – SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of permanent loans serviced for others was $2.80 billion and $2.78 billion at June 30, 2023 and December 31, 2022, respectively.

The following table summarizes mortgage servicing rights (“MSR”) activity at or for the dates indicated:

	At or For the Three Months Ended
	June 30,
	2023	2022
Beginning balance, at the lower of cost or fair value	$17,599	$18,041
Additions	920	1,460
MSR amortized	(894)	(985)
Recovery of servicing rights	2	—
Ending balance, at the lower of cost or fair value	$17,627	$18,516

	At or For the Six Months Ended
	June 30,
	2023	2022
Beginning balance, at the lower of cost or fair value	$18,017	$16,970
Additions	1,325	4,010
MSR amortized	(1,715)	(2,465)
Recovery of servicing rights	—	1
Ending balance, at the lower of cost or fair value	$17,627	$18,516

The fair value of the servicing rights’ assets was $37.5 million and $35.5 million at June 30, 2023 and December 31, 2022, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of MSR at the dates indicated:

	At June 30,	At December 31,
Key assumptions:	2023	2022
Weighted average discount rate	9.6%	9.6%
Conditional prepayment rate (“CPR”)	7.1%	8.2%
Weighted average life in years	8.4	7.8

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

		June 30, 2023	December 31, 2022
Aggregate portfolio principal balance		$2,801,966	$2,783,458
Weighted average rate of note		3.5%	3.4%

At June 30, 2023	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	7.1%	7.7%	8.9%
Fair value MSR	$37,486	$36,845	$35,649
Percentage of MSR	1.3%	1.3%	1.3%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$37,486	$36,651	$35,851
Percentage of MSR	1.3%	1.3%	1.3%

At December 31, 2022	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.2%	8.6%	9.3%
Fair value MSR	$35,478	$34,997	$34,188
Percentage of MSR	1.3%	1.3%	1.2%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$35,478	$34,715	$33,984
Percentage of MSR	1.3%	1.2%	1.2%

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

The Company recorded $1.8 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for both the three months ended June 30, 2023 and 2022, and $3.6 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively.  The income, net of MSR amortization, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

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

Cash Flow Hedges

The Bank has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows  related to brokered deposits. These derivative instruments are designated as cash flow hedges.  Changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from management’s assessment of hedge effectiveness. The Bank tests hedging effectiveness on a quarterly basis. The accumulated other comprehensive income is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Bank has not recorded any hedge ineffectiveness since inception.

The Bank expects that approximately $5.5 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet  related to cumulative-basis adjustment for fair value hedges for the dates indicated:

		Cumulative Amount of Fair Value
Line item in the statement of financial		Hedging Adjustment Included in
position in which the hedged Item is	Carrying Amount of the	the Carrying Amount of the
included	Hedged Assets	Hedged Assets
June 30, 2023
Investment securities (1)	$55,833	$4,167
Total	$55,833	$4,167

December 31, 2022
Investment securities (1)	$55,893	$4,107
Total	$55,893	$4,107

_________________________

(1)	These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $240.1 million; the cumulative basis adjustments associated with these hedging relationships was $4.2 million; and the amounts of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	June 30, 2023
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$180,000	$7,361	$—
Fair value hedges:
Interest rate swaps - securities	60,000	4,149	—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	34,260	273	—
Mandatory and best effort forward commitments with investors	7,856	123	—
Forward TBA mortgage-backed securities	36,000	192	—
Customer swap positions	882	—	79
Dealer offsets to customer swap positions	882	81	—

	December 31, 2022
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$90,000	$5,780	$—
Fair value hedges:
Interest rate swaps - securities	60,000	4,090	—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	8,837	107	—
Mandatory and best effort forward commitments with investors	4,558	—	38
Forward TBA mortgage-backed securities	27,000	164	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	Interest	Interest	Interest	Interest
	Expense	Income	Expense	Income
	Deposits	Securities	Deposits	Securities
Total amounts presented on the Consolidated Statements of Income	$7,610	$2,651	$1,557	$1,670
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	—	(1,191)	—	(933)
Recognized on derivatives designated as hedging instruments	—	1,554	—	831
Net income (expense) recognized on fair value hedges	$—	$363	$—	$(102)
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from AOCI into net income	$1,271	$—	$55	$—
Net income recognized on cash flow hedges	$1,271	$—	$55	$—

	Six Months Ended June 30,
	2023		2022
	Interest	Interest	Interest	Interest
	Expense	Income	Expense	Income
	Deposits	Securities	Deposits	Securities
Total amounts presented on the Consolidated Statements of Income	$14,234	$5,271	$2,842	$3,249
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	—	597	—	(933)
Recognized on derivatives designated as hedging instruments	—	59	—	831
Net income (expense) recognized on fair value hedges	$—	$656	$—	$(102)
Net gain (loss) on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$2,178	$—	$(46)	$—
Net income (expense) recognized on cash flow hedges	$2,178	$—	$(46)	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in net losses of $51,000 and $1.5 million for the three months ended June 30, 2023 and 2022, and net gains of $373,000 and net losses of $1.7 million for the six months ended June 30, 2023 and 2022, respectively.

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

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Statement of Financial Position
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
June 30, 2023
Interest rate swaps	$11,591	$—	$11,591	$—	$—	$11,591

December 31, 2022
Interest rate swaps	$9,870	$—	$9,870	$—	$—	$9,870

Credit–Risk–Related Contingent Features

The Company has interest rate swap agreements with certain of its derivative counterparties that contain a provision where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contracts or post additional collateral.   At June 30, 2023, the Company had no derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of securities with a carrying value of $2.8 million and cash of $680,000 to secure interest rate swap agreements at June 30, 2023. The Company had posted cash collateral of $115,000 for TBA trades with counterparties at that date.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 7 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment. The Company’s leases have remaining lease terms of nine months to seven years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended	Three Months Ended
Lease cost:	June 30, 2023	June 30, 2022
Operating lease cost	$471	$348
Short-term lease cost	5	7
Total lease cost	$476	$355

	Six Months Ended	Six Months Ended
Lease cost:	June 30, 2023	June 30, 2022
Operating lease cost	$881	$691
Short-term lease cost	9	8
Total lease cost	$890	$699

The following tables provide supplemental information related to operating leases at or for the three and six  months ended June 30, 2023 and 2022:

	At or For the		At or For the
Cash paid for amounts included in the	Three Months Ended		Three Months Ended
measurement of lease liabilities:	June 30, 2023		June 30, 2022
Operating cash flows from operating leases	$482		$357
Weighted average remaining lease term- operating leases	4.4	years	4.7	years
Weighted average discount rate- operating leases	2.92%		2.05%

	At or For the		At or For the
Cash paid for amounts included in the	Six Months Ended		Six Months Ended
measurement of lease liabilities:	June 30, 2023		June 30, 2022
Operating cash flows from operating leases	$906		$703
Weighted average remaining lease term- operating leases	4.4	years	4.7	years
Weighted average discount rate- operating leases	2.92%		2.05%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at June 30, 2023 for future periods are as follows:

Remainder of 2023	$964
2024	1,933
2025	1,628
2026	1,475
2027	1,173
Thereafter	1,383
Total lease payments	8,556
Less imputed interest	(866)
Total	$7,690

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and six months ended June 30, 2023 and 2022:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$570	$—	$570	$—
Loans transferred to OREO	—	145	—	145
Ending balance	$570	$145	$570	$145

There was one OREO property (a closed branch in Centralia, Washington) at June 30, 2023 and one at June 30, 2022.  There were no OREO holding costs for the three and six months ended June 30, 2023 or 2022.

There were $221,000 and $511,000 in portfolio mortgage loans collateralized by residential real estate property in the process of foreclosure at June 30, 2023 and at December 31, 2022, respectively.

NOTE 9 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	June 30,	December 31,
	2023	2022
Noninterest-bearing checking	$658,440	$537,938
Interest-bearing checking (1)	183,012	135,127
Savings	169,013	134,358
Money market (2)	419,308	574,290
Certificates of deposit less than $100,000 (3)	473,026	440,785
Certificates of deposit of $100,000 through $250,000	358,238	195,447
Certificates of deposit of $250,000 and over	87,499	93,560
Escrow accounts related to mortgages serviced (4)	16,772	16,236
Total	$2,365,308	$2,127,741

________________________

(1)	Includes $0 and $2.3 million of brokered deposits at June 30, 2023 and December 31, 2022, respectively.
(2)	Includes $51,000 and $59.7 million of brokered deposits at June 30, 2023 and December 31, 2022, respectively.
(3)	Includes $295.7 million and $332.0 million of brokered deposits at June 30, 2023 and December 31, 2022, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at June 30, 2023 for future periods ending are as follows:

Maturing in 2023	$382,635
Maturing in 2024	339,314
Maturing in 2025	130,136
Maturing in 2026	45,574
Maturing in 2027	20,697
Thereafter	408
Total	$918,764

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest-bearing checking	$370	$92	$468	$253
Savings and money market	1,344	711	2,542	1,094
Certificates of deposit	5,896	754	11,224	1,495
Total	$7,610	$1,557	$14,234	$2,842

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	June 30,	December 31,
REAL ESTATE LOANS	2023	2022
Commercial	$2,843	$1,260
Construction and development	168,952	201,708
One-to-four-family (includes locks for saleable loans)	42,270	10,713
Home equity	96,279	77,566
Multi-family	2,958	2,999
Total real estate loans	313,302	294,246
CONSUMER LOANS	32,731	39,406
COMMERCIAL BUSINESS LOANS
Commercial and industrial	168,593	150,109
Warehouse lending	47,866	64,781
Total commercial business loans	216,459	214,890
Total commitments to extend credit	$562,492	$548,542

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL – unfunded loan commitments at June 30, 2023 and December 31, 2022 was $1.9 million and $2.5 million, respectively. The decline in the ACL was due to the Company recording a recovery from the ACL – unfunded loan commitments of $596,000 for the six months ended June 30, 2023, as compared to a provision for credit losses – unfunded loan commitments of $485,000 for the six months ended June 30, 2022.  The Company recorded a recovery from the ACL – unfunded loan commitments of $347,000 for the three months ended June 30, 2023, as compared to a provision for credit losses – unfunded loan commitments of $520,000 for the three months ended June 30, 2022, primarily attributable to a decline in unfunded construction loan commitments over the periods.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through June 30, 2023, total loans sold to the FHLB of Des Moines were $10.0 million with the FLA totaling $581,000 and the CE obligation at $389,000 or 3.9% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At both June 30, 2023 and December 31, 2022, there were no loans sold to the FHLB of Des Moines that were greater than 30 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.1 million and $2.3 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2023 and December 31, 2022, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at June 30, 2023.

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

Loans Receivable – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable-rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment.  As of June 30, 2023 and December 31, 2022, there were $14.3 million and $14.0 million, respectively, in residential mortgage loans accounted for under the fair value option as they were previously transferred from held for sale, at fair value to loans held for investment.  The aggregate unpaid principal balance of these loans was $15.9 million and $15.6 million as of June 30, 2023 and December 31, 2022, respectively.  Gains and losses from changes in fair value for these loans are reported in earnings as a component of  “Other noninterest income” on the Consolidated Statements of Income. For the three months ended June 30, 2023, the Company recorded a net decrease in fair value of $520,000,  as compared to a net decrease in fair value of $516,000  for the three months ended June 30, 2022. For the six months ended June 30, 2023, the Company recorded a net increase in fair value of $57,000,  as compared to a net decrease in fair value of $1.0 million for the six months ended June 30, 2022.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At June 30, 2023
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,638	$—	$17,638
Corporate securities	—	6,193	—	6,193
Municipal bonds	—	118,664	—	118,664
Mortgage-backed securities	—	67,597	—	67,597
U.S. Small Business Administration securities	—	15,777	—	15,777
Mortgage loans held for sale, at fair value	—	16,714	—	16,714
Loans receivable, at fair value	—	14,349	—	14,349
Derivatives:
Interest rate lock commitments with customers	—	—	273	273
Forward TBA mortgage-backed securities	—	192	—	192
Mandatory and best effort forward commitments with investors	—	—	123	123
Interest rate swaps	—	11,591	—	11,591
Total assets measured at fair value	$—	$268,715	$396	$269,111
Financial Liabilities
Derivatives:
Interest rate swaps	$—	$(79)	$—	$(79)
Total liabilities measured at fair value	$—	$(79)	$—	$(79)

Financial Assets	At December 31, 2022
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,288	$—	$17,288
Corporate securities	—	8,545	—	8,545
Municipal bonds	—	120,602	—	120,602
Mortgage-backed securities	—	69,966	—	69,966
U.S. Small Business Administration securities	—	12,851	—	12,851
Mortgage loans held for sale, at fair value	—	20,093	—	20,093
Loans receivable, at fair value	—	14,035	—	14,035
Derivatives:
Forward TBA mortgage-backed securities	—	164	—	164
Interest rate swaps	—	9,870	—	9,870
Interest rate lock commitments with customers	—	—	107	107
Total assets measured at fair value	$—	$273,414	$107	$273,521
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(38)	$(38)
Total liabilities measured at fair value	$—	$—	$(38)	$(38)

The following table presents financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at June 30, 2023. There were no financial assets measured at fair value on a nonrecurring basis as of December 31, 2022.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
MSR	$—	$—	$37,486	$37,486

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Range
Fair Value	Valuation	Unobservable		June 30,	December 31,
Instruments	Techniques	Inputs	Range	2023	2022
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	91.3%	92.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	91.3%	92.5%
NONRECURRING
MSR	Industry sources	Pre-payment speeds	0% - 50%	7.1%	8.2%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2023	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$565	$948	$(1,240)	$273	$(292)	$—
Individual forward sale commitments with investors	(13)	188	(52)	123	136	—
June 30, 2022
Interest rate lock commitments with customers	$250	$22	$(88)	$184	$(66)	$—
Individual forward sale commitments with investors	885	2,931	(3,298)	518	(367)	—

		Purchases			Net change in	Net change in
Six Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2023	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$107	$1,942	$(1,776)	$273	$166	$—
Individual forward sale commitments with investors	(38)	410	(249)	123	161	—
June 30, 2022
Interest rate lock commitments with customers	$757	$2,117	$(2,690)	$184	$(573)	$—
Individual forward sale commitments with investors	808	5,073	(5,363)	518	(290)	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether or not recognized at fair value on the Consolidated Balance Sheets:

	June 30,		December 31,
	2023		2022
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$132,099	$132,099	$41,437	$41,437
Certificates of deposit at other financial institutions	14,747	14,747	4,712	4,712
Level 2 inputs:
Securities available-for-sale, at fair value	225,869	225,869	229,252	229,252
Securities held-to-maturity, gross	8,500	7,475	8,500	7,929
Loans held for sale, at fair value	16,714	16,714	20,093	20,093
FHLB stock, at cost	6,555	6,555	10,611	10,611
Forward TBA mortgage-backed securities	192	192	164	164
Loans receivable, at fair value	14,349	14,349	14,035	14,035
Interest rate swaps	11,591	11,591	9,870	9,870
Accrued interest receivable	12,244	12,244	11,144	11,144
Level 3 inputs:
Loans receivable, gross	2,358,425	2,280,219	2,204,817	2,153,769
MSR, held at lower of cost or fair value	17,627	37,486	18,017	35,478
Fair value interest rate locks with customers	273	273	107	107
Mandatory and best effort forward commitments with investors	123	123	—	—
Financial Liabilities
Level 2 inputs:
Deposits	2,365,308	2,347,200	2,127,741	2,105,926
Borrowings	199,896	199,400	186,528	186,188
Subordinated notes, excluding unamortized debt issuance costs	50,000	47,455	50,000	44,500
Accrued interest payable	3,381	3,381	2,270	2,270
Interest rate swaps	79	79	—	—
Level 3 inputs:
Mandatory and best effort forward commitments with investors	—	—	38	38

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Numerator	2023	2022	2023	2022
Net income	$9,116	$6,699	$17,328	$13,569
Dividends and undistributed earnings allocated to participating securities	(160)	(138)	(307)	(265)
Net income available to common shareholders	$8,956	$6,561	$17,021	$13,304
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,637,210	7,776,939	7,635,647	7,899,522
Dilutive shares	109,126	119,271	133,870	131,214
Diluted weighted average common shares outstanding	7,746,336	7,896,210	7,769,517	8,030,736
Basic earnings per share	$1.17	$0.84	$2.23	$1.68
Diluted earnings per share	$1.16	$0.83	$2.19	$1.66
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	67,675	68,008	50,555	52,364

NOTE 13 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp, Inc. approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company.  At June 30, 2023, there were 356,532 stock option awards and 114,222 RSAs available to be granted under the 2018 Plan.

Total share-based compensation expense was $364,000  and $1.0 million for the three and six months ended June 30, 2023, respectively, and $481,000 and $932,000 for the three and six months ended June 30, 2022, respectively.

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

5.5 years for one-year vesting, 5.75 years for two-year vesting, 6.0 years for three-year vesting, and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2023	647,832	$26.67	6.84	$4,627,255
Granted	—	$—	—	—
Less exercised	6,225	$8.45	—	$130,192
Less forfeited or expired	23,295	34.26	—	—
Outstanding at June 30, 2023	618,312	$26.57	6.35	$2,796,274

Expected to vest, assuming a 0.31% annual forfeiture rate at June 30, 2023 (1)	610,295	$26.55	6.27	$2,770,086

Exercisable at June 30, 2023	302,096	$24.18	5.04	$1,924,864

____________________________

(1)	Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options over 10 years.

At June 30, 2023, there was $1.4 million of total unrecognized forfeiture adjusted compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

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

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2023	118,530	$28.85
Granted	—	—
Less vested	1,453	—
Less forfeited or expired	4,812	33.76
Nonvested at June 30, 2023	112,265	$28.64

At June 30, 2023, there was $2.2 million of total unrecognized forfeiture adjusted compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At June 30, 2023, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at June 30, 2023, that the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at June 30, 2023 to their minimum regulatory capital requirements and well capitalized regulatory capital at that date:

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At June 30, 2023
Total risk-based capital
(to risk-weighted assets)	$322,010	12.93%	$199,223	8.00%		$261,480	10.50%	$249,028	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$290,867	11.68%	$149,417	6.00%		$211,674	8.50%	$199,223	8.00%
Tier 1 leverage capital
(to average assets)	$290,867	10.31%	$112,816	4.00%	$	N/A	N/A	$141,020	5.00%
CET 1 capital
(to risk-weighted assets)	$290,867	11.68%	$112,063	4.50%		$174,320	7.00%	$161,868	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2023, the Bank’s capital exceeded the conservation buffer.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2023, it would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for the Company at June 30, 2023 were 8.8% for Tier 1 leverage-based capital, 10.0% for Tier 1 risk-based capital, 13.3% for total risk-based capital, and 10.0% for CET 1 capital ratio.  The regulatory capital ratios calculated for the Company at December 31, 2022 were 9.7% for Tier 1 leverage-based capital, 10.7% for Tier 1 risk-based capital, 14.0% for total risk-based capital, and 10.7% for CET 1 capital ratio.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At June 30, 2023, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three and six months ended June 30, 2023 and 2022:

	At or For the Three Months Ended June 30, 2023
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$28,269	$3,283	$31,552
Provision for credit losses on loans	(629)	(87)	(716)
Noninterest income	2,706	2,127	4,833
Noninterest expense	(18,950)	(5,254)	(24,204)
Income before provision for income taxes	11,396	69	11,465
Provision for income taxes	(2,335)	(14)	(2,349)
Net income	$9,061	$55	$9,116
Total average assets for period ended	$2,313,228	$528,662	$2,841,890
Full-time employees ("FTEs")	444	137	581

	At or For the Three Months Ended June 30, 2022
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$22,084	$2,645	$24,729
Provision for credit losses on loans	(719)	(1,152)	(1,871)
Noninterest income	2,125	2,230	4,355
Noninterest expense	(14,231)	(4,698)	(18,929)
Income before (provision) benefit for income taxes	9,259	(975)	8,284
(Provision) benefit for income taxes	(1,804)	219	(1,585)
Net income (loss)	$7,455	$(756)	$6,699
Total average assets for period ended	$1,957,630	$398,690	$2,356,320
FTEs	389	148	537

	At or For the Six Months Ended June 30, 2023
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$55,769	$6,445	$62,214
Provision for credit losses on loans	(2,118)	(706)	(2,824)
Noninterest income (2)	5,086	4,966	10,052
Noninterest expense	(37,560)	(10,168)	(47,728)
Income before provision for income taxes	21,177	537	21,714
Provision for income taxes	(4,278)	(108)	(4,386)
Net income	$16,899	$429	$17,328
Total average assets for period ended	$2,281,815	$510,419	$2,792,234
FTEs	444	137	581

	At or For the Six Months Ended June 30, 2022
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$42,362	$5,089	$47,451
Provision for credit losses on loans	(1,916)	(998)	(2,914)
Noninterest income	4,630	5,601	10,231
Noninterest expense	(28,407)	(9,589)	(37,996)
Income before provision for income taxes	16,669	103	16,772
Provision for income taxes	(3,182)	(21)	(3,203)
Net income	$13,487	$82	$13,569
Total average assets for period ended	$1,921,426	$392,107	$2,313,533
FTEs	389	148	537

_____________________________

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to the other segment. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of assigned liabilities to fund segment assets.

NOTE 16 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting.  Goodwill totaled $3.6 million at June 30, 2023, and $2.3 million at December 31, 2022, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed as a result of the Branch Purchase on February 24, 2023, and the purchase of four retail bank branches from Bank of America on January 22, 2016.  Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2022, and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.  As of June 30, 2023, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended December 31, 2022, and the six months ended June 30, 2023.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2021	$7,490	$(3,430)	$4,060
Amortization	—	(691)	(691)
Balance, December 31, 2022	7,490	(4,121)	3,369
Additions as a result of the Branch Purchase	17,438	—	17,438
Amortization	—	(1,482)	(1,482)
Balance, June 30, 2023	$24,928	$(5,603)	$19,325

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on an accelerated basis over 10 years for the CDI related to the Branch Purchase, on a straight-line basis over 10 years for the CDI related to the Anchor Bank acquisition in November 2018 (“Anchor Acquisition”) and on an

accelerated basis over approximately nine years for the CDI related to the four retail bank purchase from Bank of America on January 22, 2016. Total amortization expense was $1.0 million and $1.5 million for the three and six months ended June 30, 2023, and $172,000 and $345,000 for the same periods in 2022.

Amortization expense for CDI is expected to be as follows at June 30, 2023:

Remainder of 2023	$1,982
2024	3,633
2025	3,191
2026	2,846
2027	2,500
Thereafter	5,173
Total	$19,325

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

All the Company’s revenue from contracts with customers in-scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment.  The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope and/or immaterial to Topic 606, for the dates indicated.

	At or For the Three Months Ended June 30,		For the Six Months Ended June 30,
Noninterest income	2023	2022	2023	2022
In-scope of Topic 606:
Debit card interchange fees	$882	$584	$1,520	$1,127
Deposit service and account maintenance fees	388	225	664	441
Noninterest income (in-scope of Topic 606)	1,270	809	2,184	1,568
Noninterest income (out-of-scope and/or immaterial to Topic 606)	3,563	3,546	7,868	8,663
Total noninterest income	$4,833	$4,355	$10,052	$10,231

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	expected revenues, cost savings, synergies and other benefits from our recently completed Branch Purchase, might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
●	potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels; labor shortages, the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war, including Russia’s invasion of Ukraine, as well as supply chain disruptions;
●	higher inflation and the impact of current and future monetary policies of the Federal Reserve in response thereto;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our ACL for loans, and provision for credit losses on loans that may be impacted by deterioration in the housing and commercial real estate markets;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values in our market area;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks;
●	increased competitive pressures among financial services companies;
●	our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to control operating costs and expenses;
●	our ability to retain key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry;

●	our ability to pay dividends on our common stock;
●	the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	disruptions, security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	inability of key third-party vendors to perform their obligations to us;
●	the economic impact of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services, and
●	other risks described elsewhere in this Form 10-Q and our other reports filed with or furnished to SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches in suburban communities in the greater Puget Sound area, the Kennewick-Pasco-Richland metropolitan area of Washington, also known as the Tri-Cities, Goldendale, Vancouver, and White Salmon, Washington and Manzanita, Newport, Ontario, Tillamook and Waldport, Oregon. On February 24, 2023, the Company completed its previously announced Branch Purchase of seven retail bank branches from Columbia State Bank and acquired approximately $425.5 million in deposits and $66.1 million in loans.  The seven acquired branches are located in the communities of  Goldendale, and White Salmon, Washington, and Manzanita, Newport, Ontario, Tillamook, and Waldport, Oregon.  The Branch Purchase expanded our Puget Sound-focused retail footprint into southeast Washington and the state of Oregon as well as providing an opportunity to extend our unique brand of community banking into those communities.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company additionally offers residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues.  Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy.  At June 30, 2023, consumer loans represented 26.7% of the Company’s total gross loan portfolio, compared to 24.6% at June 30, 2022.  In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, and commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture secured consumer loans are dependent on the Bank’s contractor/dealer network of 101 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and most recently New Hampshire with five contractor/dealers responsible for 67.1% of the funded loans dollar volume for the three months ended June 30, 2023. The Company funded $57.9 million or approximately 2,500 loans during the quarter ended June 30, 2023. The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Six Months Ended		For the Year Ended
	June 30, 2023		December 31, 2022
State	Amount	Percent	Amount	Percent
Washington	$41,933	33.4%	$102,981	32.7%
Oregon	28,353	22.6	73,110	23.2
California	22,191	17.7	59,175	18.8
Idaho	9,434	7.5	22,744	7.2
Colorado	3,959	3.1	14,584	4.6
Arizona	4,078	3.3	5,029	1.6
Nevada	3,032	2.4	4,869	1.5
Minnesota	7,474	5.9	28,503	9.1
Texas	799	0.6	572	0.2
Utah	2,699	2.2	2,674	0.9
Massachusetts	384	0.3	137	—
Montana	1,292	1.0	577	0.2
New Hampshire	18	—	—	—
Total fixture secured loans	$125,646	100.0%	$314,955	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $159.5 million of one-to-four-family loans which includes loans held for sale, loans held for investment, and fixed seconds in addition to loans brokered to other institutions of $4.7 million through the home lending segment during the three months ended June 30, 2023, of which $127.0 million were sold to investors. Of the loans sold to investors, $73.3 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At June 30, 2023, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $16.7 million, totaled $521.7 million, or 22.0%, of the total gross loan portfolio.

For the three months ended June 30, 2023, one-to-four-family loan originations and refinancing activity decreased as a result of increased market interest rates, compared to the same period in the prior year when home refinancing was stronger due to the low market interest rates resulting from the response to COVID-19.  Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to 18 months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term.

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

The Company’s earnings are also significantly affected by fee income from mortgage banking activities, the provision for (recovery of) credit losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.  Most notable of these factors, the Company recorded a provision for credit losses $716,000 for the three months ended June 30, 2023, compared to $1.9 million for the same period one year ago.  The decreased provision in the current period was primarily due to a recovery of $347,000 for the ACL – unfunded loan commitments, compared to a provision of $520,000 for the same period one year ago.

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

Individual Assessment. Loans classified as nonaccrual, are reviewed quarterly for potential individual assessment. Any loan classified as a nonaccrual that is not determined to need individual assessment is evaluated collectively within its respective cohort.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year.  Deferred tax assets and liabilities are temporary differences deductible or payable in future periods.  The Company had net deferred tax assets of $5.8 million and $6.7 million, at June 30, 2023 and December 31, 2022, respectively.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Assets. Total assets increased $272.7 million to $2.91 billion at June 30, 2023, from $2.63 billion at December 31, 2022, primarily due to an increase in loans receivable, net of $151.6 million, approximately $60.1 million of which was acquired in the Branch Purchase as well as increases in total cash and cash equivalents of $90.7 million, CDI, net of $16.0 million, certificates of deposit (“CDs”) at other financial institutions of $10.0 million, other assets of $6.4 million, premises and equipment of $6.2 million, goodwill of $1.3 million, operating lease right-of-use of $1.2 million, and accrued interest receivable of $1.1 million.  These increases were partially offset by decreases in FHLB stock of $4.1 million and in both loans held for sale and securities available-for-sale of $3.4 million.

Loans receivable, net increased $151.6 million to $2.34 billion at June 30, 2023, from $2.19 billion at December 31, 2022, which included approximately $60.1 million in loans acquired in the Branch Purchase. Total real estate loans increased $50.0 million, including increases in one-to-four-family loans of $52.2 million, multi-family loans of $11.9 million, commercial real estate loans of $8.9 million and home equity loans of $6.9 million, partially offset by a decrease in construction and development loans of $30.5 million. Undisbursed construction and development loan commitments decreased $32.7 million, to $169.0 million at June 30, 2023, as compared to $201.7 million at December 31, 2022. Consumer loans increased $64.3 million primarily due to an increase of $61.9 million in indirect home improvement loans and $1.9 million, in marine loans.  Commercial business loans increased $40.0 million as a result of an increase in commercial and industrial lending of $40.6 million, partially offset by a decrease in warehouse lending of $580,000.

Loans held for sale, consisting of one-to-four-family loans, decreased by $3.4 million to $16.7 million at June 30, 2023, from $20.1 million at December 31, 2022. The Company continues to invest in its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations for the six months ended June 30, 2023, included $185.0 million of loans originated for sale, $77.6 million of portfolio loans including first and second liens, and $7.9 million of loans brokered to other institutions.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Six Months Ended June 30,
	2023		2022
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$247,866	91.6%	$376,625	74.7%	$(128,759)	(34.2)%
Refinance	22,634	8.4	127,238	25.3	(104,604)	(82.2)
Total	$270,500	100.0%	$503,863	100.0%	$(233,363)	(46.3)%

During the six months ended June 30, 2023, the Company sold $204.3 million of one-to-four-family loans compared to sales of $497.4 million for the same period one year ago.  Gross margin on home loan sales increased to 3.06% for the six months ended June 30, 2023, compared to 3.01% for the six months ended June 30, 2022.  Gross margin is defined as the margin on loans sold (cash sales) without the impact of deferred costs.

The ACL for loans was $30.4 million or 1.28% of gross loans receivable (excluding loans held for sale), at June 30, 2023, compared to $28.0 million or 1.26% of gross loans receivable (excluding loans held for sale), at December 31, 2022. The increase was primarily due to higher risks from economic uncertainty, the increase in loans, and increased reserves on individually evaluated nonaccrual loans.

Loans classified as substandard decreased $3.8 million to $16.4 million at June 30, 2023, compared to $20.2 million at December 31, 2022. The decrease was primarily due to decreases of $3.5 million in commercial real estate loans, $782,000 in one-to-four-family loans, and $487,000 in commercial and industrial loans, partially offset by increases of $757,000 in indirect home improvement loans and $204,000 in marine loans. Nonperforming loans, consisting solely of nonaccrual loans, increased $620,000 to $9.3 million at June 30, 2023, from $8.7 million at December 31, 2022.  The ratio of nonperforming loans to total gross loans was 0.39% at both June 30, 2023 and December 31, 2022. There was one OREO property in the amount of $570,000 (a closed branch in Centralia, Washington) at both June 30, 2023 and December 31, 2022.

Liabilities. Total liabilities increased $254.5 million to $2.66 billion at June 30, 2023, from $2.40 billion at December 31, 2022, primarily due to an increase of $237.6 million in deposits and $13.4 million in borrowings.

Total deposits increased $237.6 million to $2.37 billion at June 30, 2023, from $2.13 billion at December 31, 2022, due to the Branch Purchase in which we acquired approximately $424.9 million in deposits.  CDs increased $189.0 million to $918.8 million at June 30, 2023, from $729.8 million at December 31, 2022. Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) increased $168.9 million to $858.2 million at June 30, 2023, from $689.3 million at December 31, 2022, due to increases of $120.5 million in noninterest-bearing checking, $47.9 million in interest-bearing checking and $536,000 in escrow accounts related to mortgages serviced.  Money market and savings accounts decreased $120.3 million to $588.3 million at June 30, 2023, from $708.6 million at December 31, 2022.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2023	2022
Noninterest-bearing checking	$658,440	$537,938
Interest-bearing checking (1)	183,012	135,127
Savings	169,013	134,358
Money market (2)	419,308	574,290
CDs less than $100,000 (3)	473,026	440,785
CDs of $100,000 through $250,000	358,238	195,447
CDs of $250,000 and over (4)	87,499	93,560
Escrow accounts related to mortgages serviced (5)	16,772	16,236
Total	$2,365,308	$2,127,741

____________________________

(1)	Includes $0 and $2.3 million of brokered deposits at June 30, 2023 and December 31, 2022, respectively.
(2)	Includes $51,000 and $59.7 million of brokered deposits at June 30, 2023 and December 31, 2022, respectively.
(3)	Includes $295.7 million and $332.0 million of brokered CDs at June 30, 2023 and December 31, 2022, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of $587.6 million or 24.8% of total deposits, at June 30, 2023, compared to $560.0 million or 26.3% of total deposits, at December 31, 2022. The Bank’s uninsured deposits excluding collateralized public deposits and affiliate deposits were 24.8% of total deposits at June 30, 2023, compared to 26.3% at December 31, 2023.

At June 30, 2023, borrowings comprised overnight funding of $106.0 million, advances from the Federal Reserve Bank’s Term Funding Program of $90.0 million, and FHLB fixed-rate advances of $3.9 million, increased $13.4 million to $199.9 million, from $186.5 million of FHLB advances at December 31, 2022.

Stockholders’ Equity. Total stockholders’ equity increased $18.2 million to $249.9 million at June 30, 2023, from $231.7 million at December 31, 2022. The increase in stockholders’ equity during the six months ended June 30, 2023, was primarily due to net income of $17.3 million, partially offset by dividends paid of $3.9 million.  In addition, stockholders’ equity was positively impacted by unrealized gains on fair value and cash flow hedges of $1.3 million, net of tax, and unrealized net gains in securities available-for-sale of $1.9 million, net of tax, reflecting changes in market interest rates during the period, resulting in a ,$3.2 million increase in accumulated other comprehensive income, net of tax. Book value per common share was $32.71 at June 30, 2023, compared to $30.42 at December 31, 2022.

We calculated book value per share at June 30, 2023, based on 7,641,342 common shares, which was the difference between the 7,753,607 reported common shares and 112,265 unvested restricted stock shares outstanding as of that date. We calculated book value per share at December 31, 2022, based on 7,617,655 common shares, which was the difference between the 7,736,185 reported common shares and 118,530 unvested restricted stock shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

General. Net income was $9.1 million for the three months ended June 30, 2023, and $6.7 million for the three months ended June 30, 2022.  The increase in net income for the three months ended June 30, 2023, was primarily due to a $6.8 million or 27.6%, increase in net interest income, a $1.2 million or 61.7%, decrease in provision for credit losses, and a $478,000 or 11.0%, increase in noninterest income, partially offset by a $5.3 million or 27.9%, increase in noninterest expense and a $764,000 or 48.2%, increase in provision for income taxes.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at for the periods presented. Income and all average balances are daily average balances. Nonaccrual loans have been included in the table as loans carrying a zero yield.  The yields on tax-exempt municipal bonds have not been computed on a tax equivalent basis.

(Dollars in thousands)	For the Three Months Ended			For the Three Months Ended
	June 30, 2023			June 30, 2022
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,371,156	$38,216	6.46%	$1,939,171	$25,275	5.23%
Taxable mortgage-backed securities (3)	80,505	401	2.00%	87,486	580	2.66%
Taxable AFS investment securities (3)	55,496	785	5.67%	61,826	298	1.93%
Tax-exempt AFS investment securities (3)	129,423	629	1.95%	133,277	569	1.71%
Taxable HTM investment securities	8,500	107	5.05%	7,819	99	5.08%
FHLB stock	4,628	60	5.20%	4,881	54	4.44%
Interest-bearing deposits at other financial institutions	63,470	669	4.23%	26,579	70	1.06%
Total interest-earning assets	2,713,178	40,867	6.04%	2,261,039	26,945	4.78%
Noninterest-earning assets	128,712			95,283
Total assets	$2,841,890			$2,356,322
LIABILITIES
Savings and money market	$659,097	$1,344	0.82%	$807,052	$711	0.35%
Interest-bearing checking	179,930	370	0.82%	177,415	92	0.21%
Certificates of deposit	842,157	5,896	2.81%	405,283	754	0.75%
Borrowings	103,764	1,219	4.71%	43,440	174	1.61%
Subordinated notes	49,484	486	3.94%	49,417	485	3.94%
Total interest-bearing liabilities	1,834,432	9,315	2.04%	1,482,607	2,216	0.60%
Noninterest-bearing accounts	696,270			593,050
Other noninterest-bearing liabilities	34,434			30,006
Total liabilities	$2,565,136			$2,105,663
Net interest income		$31,552			$24,729
Net interest rate spread			4.00%			4.18%
Net earning assets	$878,746			$778,432
Net interest margin			4.66%			4.39%
Average interest-earning assets to average interest-bearing liabilities	147.90%			152.50%

_____________________________

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Includes net deferred fee recognition of $1.6 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively.
(3)	Shown at amortized cost.

Net Interest Income. Net interest income increased $6.8 million to $31.6 million for the three months ended June 30, 2023, from $24.7 million for the three months ended June 30, 2022. The increase was primarily the result of an increase in loans and variable rate interest-earning assets repricing upward reflecting the higher market interest rates. Interest income increased $13.9 million, primarily due to an increase of $12.9 million in interest income on loans receivable, including fees, impacted primarily by loan growth and higher market rates.  Interest expense increased $7.1 million, primarily as a result of higher market rates.

Net interest margin (“NIM”) increased 27 basis points to 4.66% for the three months ended June 30, 2023, from 4.39% for the same quarter in the prior year.  The increase in NIM reflects new loan originations at higher interest rates and variable rate interest-earning assets repricing higher following recent increases in market interest rates.  The benefit from higher rates and increase in interest earning assets was partially offset by rising deposit and borrowing costs.  Increases in average balances of higher costing CDs and borrowings placed additional pressure on NIM.

Interest Income. Interest income for the three months ended June 30, 2023, increased $13.9 million to $40.9 million, from $26.9 million for the three months ended June 30, 2022. The increase during the period was primarily attributable to the $452.1 million increase in the average balance of total interest-earning assets and a 126-basis point increase in the average yield on total interest-earning assets.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended June 30, 2023 and 2022:

(Dollars in thousands)	Three Months Ended June 30,
	2023		2022
	Average		Average		$ Change
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale (1)	$2,371,156	6.46%	$1,939,171	5.23%	$12,941
Taxable mortgage-backed securities (2)	80,505	2.00	87,486	2.66	(179)
Taxable AFS investment securities (2)	55,496	5.67	61,826	1.93	487
Tax-exempt AFS investment securities (2)	129,423	1.95	133,277	1.71	60
Taxable HTM investment securities	8,500	5.05	7,819	5.08	8
FHLB stock	4,628	5.20	4,881	4.44	6
Interest-bearing deposits at other financial institutions	63,470	4.23	26,579	1.06	599
Total interest-earning assets	$2,713,178	6.04%	$2,261,039	4.78%	$13,922

______________________________

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Shown at amortized cost.

Interest Expense. Interest expense increased $7.1 million to $9.3 million for the three months ended June 30, 2023, from $2.2 million for the same prior year quarter, primarily due to an increase of interest expense on deposits of $6.1 million and on borrowings of $1.0 million. The average cost of funds for total interest-bearing liabilities increased 144 basis points to 2.04% for the three months ended June 30, 2023, from 0.60% for the three months ended June 30, 2022. The increase in interest expense was predominantly due to an increase in cost for deposits and borrowings as well as an increase in the average balances of CDs and borrowings.  The average cost of total interest-bearing deposits increased 137 basis points to 1.82%, for the three months ended June 30, 2023, compared to 0.45%, for the three months ended June 30, 2022. The average cost of funds, including noninterest-bearing checking, increased 105 basis points to 1.48% for the three months ended June 30, 2023, from 0.43% for the three months ended June 30, 2022.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the three months ended June 30, 2023 and 2022:

(Dollars in thousands)	Three Months Ended June 30,
	2023		2022
	Average		Average		$ Change
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$659,097	0.82%	$807,052	0.35%	$633
Interest-bearing checking	179,930	0.82	177,415	0.21	278
Certificates of deposit	842,157	2.81	405,283	0.75	5,142
Borrowings	103,764	4.71	43,440	1.61	1,045
Subordinated note	49,484	3.94	49,417	3.94	1
Total interest-bearing liabilities	$1,834,432	2.04%	$1,482,607	0.60%	$7,099

Provision for Credit Losses. For the three months ended June 30, 2023, the provision for credit losses was $716,000, consisting of a $1.1 million provision for credit losses on loans, partially offset by a $347,000 reversal of the allowance for credit losses on unfunded loan commitments, compared to $1.9 million provision for credit losses for the three months ended June 30, 2022, consisting of a $1.6 million provision for credit losses on loans and a $294,000 provision for credit losses on unfunded loan commitments. The provision for credit losses on loans reflects the increase in total loans receivable and net charge-offs for the three months ended June 30, 2023, while the reversal of the allowance for credit losses on unfunded loan commitments for the three months ended June 30, 2023, was a result of a decrease in total unfunded commitments during current quarter.

During the three months ended June 30, 2023, net loan charge-offs totaled $650,000, compared to $16,000 during the three months ended June 30, 2022.  The increase was primarily due to increases in net charge-offs of $476,000 in indirect home improvement loans and $152,000 in marine loans.  A further decline in national and local economic conditions, as a result the effects of inflation, a potential recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL for loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income increased $478,000 to $4.8 million for the three months ended June 30, 2023, from $4.4 million for the three months ended June 30, 2022. The increase reflects a $584,000 million increase in service charges and fee income primarily as a result of less amortization of mortgage servicing rights reflecting increased market interest rates and increased servicing fees from non-portfolio serviced loans, partially offset by a $119,000 decrease in gain on sale of loans due primarily to a reduction in origination and sales volume of loans held for sale.  As of June 30, 2023, the servicing rights were being amortized over an approximate six-year period.  Gross margin on home loan sales decreased to 3.07% for the three months ended June 30, 2023, from 3.10% for the three months ended June 30, 2022.

Noninterest Expense. Noninterest expense increased $5.3 million to $24.2 million for the three months ended June 30, 2023, from $18.9 million for the three months ended June 30, 2022. The increase was primarily the result a $1.8 million increase in salaries and benefits, largely due to an increase in the number of full-time equivalent employees (“FTEs”) as a result of the Branch Acquisition.  Other increases included $1.3 million in operations expense, $851,000 in amortization of CDI, $406,000 in FDIC insurance due to asset growth and an increase in assessment rates, and $304,000 in occupancy expense.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, increased slightly to 66.52% for the three months ended June 30, 2023, compared to 65.08% for the three months ended June 30, 2022, primarily due to the increase in noninterest expenses related to the Branch Acquisition.

Provision for Income Taxes. For the three months ended June 30, 2023, the Company recorded a provision for income taxes of $2.3 million as compared to $1.6 million for the three months ended June 30, 2022. The increase in the income taxes provision was primarily due to a $3.2 million increase in pre-tax income during the three months ended June 30, 2023, as compared to the same quarter last year.  The effective corporate income tax rates for the three months ended June 30, 2023 and 2022 were 20.5% and 19.1%, respectively.  The increase in the effective corporate income tax rate was attributable to a decrease in nontaxable income between periods.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022

General. Net income was $17.3 million for the six months ended June 30, 2023, and $13.6 million for the six months ended June 30, 2022.  The increase in net income for the six months ended June 30, 2023, was primarily due to a $14.8 million, or 31.1%, increase in net interest income, partially offset by a $9.7 million, or 25.6%, increase in noninterest expense, a $1.2 million, or 36.9%, increase in provision for income taxes, and a $179,000 decrease in noninterest income.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at for the periods presented. Income and all average balances are daily average balances. Nonaccrual loans have been included in the table as loans carrying a zero yield.  The yields on tax-exempt municipal bonds have not been computed on a tax equivalent basis.

(Dollars in thousands)	For the Six Months Ended			For the Six Months Ended
	June 30, 2023			June 30, 2022
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,331,978	$74,208	6.42%	$1,887,097	$48,322	5.16%
Taxable mortgage-backed securities (3)	81,147	746	1.85%	89,570	1,025	2.31%
Taxable AFS investment securities (3)	57,257	1,527	5.38%	61,128	620	2.05%
Tax-exempt AFS investment securities (3)	129,632	1,264	1.97%	129,911	1,156	1.79%
Taxable HTM investment securities	8,500	215	5.10%	7,660	194	5.11%
FHLB stock	5,477	157	5.78%	4,593	99	4.35%
Interest-bearing deposits at other financial institutions	66,550	1,362	4.13%	37,565	155	0.83%
Total interest-earning assets	2,680,541	79,479	5.98%	2,217,524	51,571	4.69%
Noninterest-earning assets	111,693			96,010
Total assets	$2,792,234			$2,313,534
LIABILITIES
Savings and money market	$675,876	$2,542	0.76%	$773,014	$1,094	0.29%
Interest-bearing checking	162,777	468	0.58%	204,037	253	0.25%
Certificates of deposit	845,938	11,224	2.68%	380,142	1,495	0.79%
Borrowings	91,619	2,060	4.53%	37,257	307	1.66%
Subordinated notes	49,475	971	3.96%	49,409	971	3.96%
Total interest-bearing liabilities	1,825,685	17,265	1.91%	1,443,859	4,120	0.58%
Noninterest-bearing accounts	658,381			588,010
Other noninterest-bearing liabilities	34,436			30,676
Total liabilities	$2,518,502			$2,062,545
Net interest income		$62,214			$47,451
Net interest rate spread			4.07%			4.11%
Net earning assets	$854,856			$773,665
Net interest margin			4.68%			4.32%
Average interest-earning assets to average interest-bearing liabilities	146.82%			153.58%

___________________________

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Includes net deferred fee recognition of $3.4 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively.
(3)	Shown at amortized cost.

Net Interest Income. Net interest income increased $14.8 million to $62.2 million for the six months ended June 30, 2023, from $47.5 million for the six months ended June 30, 2022. This increase was primarily the result of an increase in loans and variable rate interest-earning assets repricing reflecting higher market rates. Interest income increased $27.9 million, primarily due to an increase of $25.9 million in interest income on loans receivable, including fees, impacted primarily by loan growth and higher market rates.  Interest expense increased $13.1 million, primarily as a result of higher interest rates.

NIM increased 36 basis points to 4.68% for the six months ended June 30, 2023, from 4.32% for the same period in the prior year.  The increase in NIM reflects new loan originations at higher interest rates and variable rate interest-earning assets repricing higher following recent increases in market interest rates.  The benefit of the higher rates and increase in interest earning assets was partially offset by rising deposit and borrowing costs.  Increases in average balances of higher costing CDs and borrowings placed additional pressure on NIM.

Interest Income. Interest income for the six months ended June 30, 2023, increased $27.9 million to $79.5 million, from $51.6 million for the six months ended June 30, 2022. The increase during the period was primarily attributable to the $463.0 million increase in the average balance of total interest-earning assets and a 129-basis point increase in the average yield on total interest-earning assets.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended June 30, 2023 and 2022:

(Dollars in thousands)	Six Months Ended June 30,
	2023		2022
	Average		Average		$ Change
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Income
Loans receivable, net and loans held for sale (1)	$2,331,978	6.42%	$1,887,097	5.16%	$25,886
Taxable mortgage-backed securities (2)	81,147	1.85	89,570	2.31	(279)
Taxable AFS investment securities (2)	57,257	5.38	61,128	2.05	907
Tax-exempt AFS investment securities (2)	129,632	1.97	129,911	1.79	108
Taxable HTM investment securities	8,500	5.10	7,660	5.11	21
FHLB stock	5,477	5.78	4,593	4.35	58
Interest-bearing deposits at other financial institutions	66,550	4.13	37,565	0.83	1,207
Total interest-earning assets	$2,680,541	5.98%	$2,217,524	4.69%	$27,908

___________________________________

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Shown at amortized cost.

Interest Expense. Interest expense increased $13.1 million to $17.3 million for the six months ended June 30, 2023, from $4.1 million for the same period in the prior year, primarily due to an increase of interest expense on deposits of $11.4 million, primarily higher costing CDs, and on borrowings of $1.8 million. The average cost of funds for total interest-bearing liabilities increased 133 basis points to 1.91% for the six months ended June 30, 2023, from 0.58% for the six months ended June 30, 2022. The increase in interest expense was predominantly due to the increase in market rate for deposits, a shift in deposits to higher costing CDs, and an increase in the average balance of borrowings.  The average cost of total interest-bearing deposits increased 128 basis points to 1.70%, for the six months ended June 30, 2023, compared to 0.42%, for the six months ended June 30, 2022. The average cost of funds, including noninterest-bearing checking, increased 99 basis points to 1.40% for the six months ended June 30, 2023, from 0.41% for the six months ended June 30, 2022.

The following table details average balances for cost of funds on interest-bearing liabilities and the change in interest expense for the six months ended June 30, 2023 and 2022:

(Dollars in thousands)	Six Months Ended June 30,
	2023		2022
	Average		Average		$ Change
	Balance	Yield/	Balance	Yield/	in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$675,876	0.76%	$773,014	0.29%	$1,448
Interest-bearing checking	162,777	0.58	204,037	0.25	215
Certificates of deposit	845,938	2.68	380,142	0.79	9,729
Borrowings	91,619	4.53	37,257	1.66	1,753
Subordinated note	49,475	3.96	49,409	3.96	—
Total interest-bearing liabilities	$1,825,685	1.91%	$1,443,859	0.58%	$13,145

Provision for Credit Losses. For the six months ended June 30, 2023, the provision for credit losses was $2.8 million, consisting of a $3.4 million provision for credit losses on loans partially offset by a $596,000 reversal of the allowance for credit losses on unfunded loan commitments, compared to $2.9 million provision for credit losses for the six months ended June 30, 2022, consisting of a $2.5 million provision for credit losses on loans and a $485,000 provision for credit losses on unfunded loan commitments. The provision for credit losses on loans reflects the increase in total loans receivable, increased net charge-offs, and increased reserves on individually evaluated nonaccrual loans. The reversal of the allowance for credit losses on unfunded loan commitments for the six months ended June 30, 2023, was a result of a decrease in total unfunded commitments during current period.

During the six months ended June 30, 2023, net loan charge-offs totaled $1.1 million, compared to $280,000 during the six months ended June 30, 2022.  The increase was primarily due to increases in net charge-offs of $585,000 in indirect home improvement loans and $199,000 in marine loans.  A further decline in national and local economic conditions, as a result the effects of inflation, a potential recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL for loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income decreased $179,000 to $10.1 million for the six months ended June 30, 2023, from $10.2 million for the six months ended June 30, 2022. The decrease reflects a $2.5 million decrease in gain on sale of loans due primarily to a reduction in origination and sales volume of loans held for sale and a reduction in the gross margin of sold loans, partially offset by an increase of $1.7 million in service charges and fee income primarily as a result of less amortization of mortgage servicing rights reflecting increased market interest rates and increased servicing fees from non-portfolio serviced loans, and $630,000 increase in other noninterest income. Gross margin on home loan sales increased to 3.06% for the six months ended June 30, 2023, from 3.01% for the six months ended June 30, 2022.

Noninterest Expense. Noninterest expense increased $9.7 million to $47.7 million for the six months ended June 30, 2023, from $38.0 million for the six months ended June 30, 2022. The increase was primarily a result of a $3.7 million increase in salaries and benefits largely due to an increase in the number of FTEs as a result of the Branch Acquisition.  Other increases included $1.6 million in acquisition costs, $1.5 million in operations, $1.1 million in amortization of core deposit intangible, $829,000 in FDIC insurance due to asset growth and an increase in assessment rates, $601,000 in occupancy expense, and $436,000 in data processing.

The efficiency ratio increased slightly to 66.04% for the six months ended June 30, 2023, compared to 65.87% for the six months ended June 30, 2022, primarily representing the increase in noninterest expense due to the Branch Acquisition.

Provision for Income Taxes. For the six months ended June 30, 2023, the Company recorded a provision for income taxes of $4.4 million as compared to $3.2 million for the six months ended June 30, 2022. The increase in the income tax provision was primarily due to a $4.9 million increase in pre-tax income during the six months ended June 30, 2023, as compared to the same period last year.  The effective corporate income tax rates for the six months ended June 30, 2023 and 2022 were 20.2% and 19.1%, respectively.  The increase in the effective corporate income tax rate was attributable to a decrease in nontaxable income between periods.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2023, the Bank’s total borrowing capacity was $673.5 million with the FHLB of Des Moines, with unused borrowing capacity of $598.2 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At June 30, 2023, the Bank held approximately $988.5 million in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line with the FRB, with a current limit of $310.7 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at June 30, 2023. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At June 30, 2023, the Bank held approximately $709.5 million in loans that qualify as collateral for the FRB line of credit.  Additionally, securities with a carrying value of $77.1 million were pledged primarily to provide contingent liquidity through the Bank Term Funding Program at the Federal Reserve Bank at June 30, 2023, with a current limit of $90.0 million and no unused borrowing capacity.  Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $474.8 million at June 30, 2023. Total brokered deposits at June 30, 2023 were $295.7 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At June 30, 2023, outstanding loan commitments, including unused lines of credit totaled $562.5 million.  The Company purchased $3.9 million in securities during the six months ended June 30, 2023. Securities purchased during the six months ended June 30, 2022 totaled $22.0 million. Securities repayments, maturities and sales in those periods were $8.8 million and $11.0 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the six months  ended June 30, 2023 and 2022, the Bank sold $204.3 million and $497.4 million in loans and loan participation interests, respectively.

The Bank’s liquidity has been positively impacted by increases in deposit levels. Total deposits increased $237.6 million during the six months ended June 30, 2023 primarily driven by the Branch Purchase with assumed deposits remaining of $382.1 million and growth in CDs. CDs scheduled to mature in three months or less at June 30, 2023, totaled $246.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.  Excess liquidity from the Branch Purchase was used to repay borrowings.

For the remainder of 2023, we project that fixed commitments will include $964,000 of operating lease payments and $106.0 million of scheduled payments and maturities of FHLB advances.  For information regarding our operating leases, see “Note 7 – Leases” of the Notes to Consolidated Financial Statements included in this report.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to the Bank), FS Bancorp is responsible for paying for any stock repurchases, dividends declared to its stockholders, interest and principal on outstanding debt, and other general corporate expenses. Sources of capital and liquidity for FS Bancorp include distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions on the ability of the Bank to make distributions.

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2023 at this rate of $0.25 per share, our total dividends paid each quarter would be approximately $1.9 million based on the number of the current outstanding shares as of June 30, 2023.

Under FS Bancorp’s current stock repurchase program, approximately $920,000 remained available for future repurchases as of June 30, 2023.  The current stock repurchase program expired on June 30, 2023. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” continued in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

At June 30, 2023, FS Bancorp, on an unconsolidated basis, had $8.7 million in unrestricted cash to meet liquidity needs.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC.  Based on its capital levels at June 30, 2023, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well-capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2023, the Bank was considered to be well capitalized.  At June 30, 2023, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 10.3%, 11.7%, 12.9%, and 11.7%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve.  Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.  If FS Bancorp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2023, FS Bancorp would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for FS Bancorp at June 30, 2023 were 8.8% for Tier 1 leverage-based capital, 10.0% for Tier 1 risk-based capital, 13.3% for total risk-based capital, and 10.0% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 – Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act was carried out as of June 30, 2023 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2023:

				Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan or Program	Plan or Program
April 1, 2023 - April 30, 2023	—	$—	—	$919,598
May 1, 2023 - May 31, 2023	—	—	—	919,598
June 1, 2023 - June 30, 2023	—	—	—	919,598
Total for the quarter	—	$—	—	$919,598

On April 6, 2022, the Company announced that its Board of Directors approved share repurchase program of up to $10.0 million of the Company’s common shares authorized and outstanding in addition to the then remaining $3.8 million common shares authorized and available for repurchase under the previous share repurchase plan. The Company’s stock repurchase plan expired on June 30, 2023.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 6.   Exhibits

3.1	Articles of Incorporation of FS Bancorp, Inc. (1)
3.2	Bylaws of FS Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (3)
4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto (3)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
10.9	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Rob Fuller, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (5)
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (6)
10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (6)
10.14	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.15	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: August 9, 2023	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)