Form 10-Q
period 2023-09-30
FS Bancorp, Inc.
filed 2023-11-08
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2023, there were 7,797,923 outstanding shares of the registrant’s common stock.

FS Bancorp, Inc.

Form 10‑Q

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
ASSETS	2023	2022
Cash and due from banks	$18,137	$10,525
Interest-bearing deposits at other financial institutions	62,536	30,912
Total cash and cash equivalents	80,673	41,437
Certificates of deposit at other financial institutions	17,636	4,712
Securities available-for-sale, at fair value	251,917	229,252
Securities held-to-maturity, net of allowance for credit losses of $45 and $31, respectively (fair value of $7,424 and $7,929, respectively)	8,455	8,469
Loans held for sale, at fair value	18,636	20,093
Loans receivable, net (includes $15,176 and $14,035, at fair value, respectively)	2,375,572	2,190,860
Accrued interest receivable	13,925	11,144
Premises and equipment, net	30,926	25,119
Operating lease right-of-use (“ROU”) assets	7,042	6,226
Federal Home Loan Bank (“FHLB”) stock, at cost	3,696	10,611
Other real estate owned (“OREO”)	570	570
Deferred tax asset, net	7,424	6,670
Bank owned life insurance (“BOLI”), net	37,480	36,799
Servicing rights, held at the lower of cost or fair value	17,657	18,017
Goodwill	3,592	2,312
Core deposit intangible, net	18,323	3,369
Other assets	26,548	17,238
TOTAL ASSETS	$2,920,072	$2,632,898
LIABILITIES
Deposits:
Noninterest-bearing accounts	$670,158	$554,174
Interest-bearing accounts	1,784,286	1,573,567
Total deposits	2,454,444	2,127,741
Borrowings	121,895	186,528
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(489)	(539)
Total subordinated notes less unamortized debt issuance costs	49,511	49,461
Operating lease liabilities	7,269	6,474
Other liabilities	36,288	30,997
Total liabilities	2,669,407	2,401,201
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,796,095 and 7,736,185 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	78	77
Additional paid-in capital	57,464	55,187
Retained earnings	222,532	202,065
Accumulated other comprehensive loss, net of tax	(29,409)	(25,632)
Total stockholders’ equity	250,665	231,697
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,920,072	$2,632,898

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans receivable, including fees	$39,874	$29,563	$114,082	$77,885
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	3,396	1,741	8,667	4,990
Total interest and dividend income	43,270	31,304	122,749	82,875
INTEREST EXPENSE
Deposits	10,462	2,596	24,696	5,438
Borrowings	1,689	696	3,749	1,003
Subordinated notes	485	485	1,456	1,456
Total interest expense	12,636	3,777	29,901	7,897
NET INTEREST INCOME	30,634	27,527	92,848	74,978
PROVISION FOR CREDIT LOSSES	548	1,718	3,372	4,632
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	30,086	25,809	89,476	70,346
NONINTEREST INCOME
Service charges and fee income	2,882	2,327	8,352	6,121
Gain on sale of loans	1,875	1,402	5,298	7,325
Earnings on cash surrender value of BOLI	233	221	681	654
Other noninterest income	(8)	231	703	312
Total noninterest income	4,982	4,181	15,034	14,412
NONINTEREST EXPENSE
Salaries and benefits	13,503	11,402	40,880	35,110
Operations	3,409	2,812	9,744	7,656
Occupancy	1,588	1,344	4,670	3,825
Data processing	1,841	1,548	5,092	4,363
Loan costs	564	746	2,077	2,020
Professional and board fees	666	631	2,001	2,387
Federal Deposit Insurance Corporation (“FDIC”) insurance	561	462	1,732	804
Marketing and advertising	452	220	1,072	652
Acquisition cost	—	—	1,562	—
Amortization of core deposit intangible	1,002	173	2,484	518
Recovery of servicing rights	—	—	—	(1)
Total noninterest expense	23,586	19,338	71,314	57,334
INCOME BEFORE PROVISION FOR INCOME TAXES	11,482	10,652	33,196	27,424
PROVISION FOR INCOME TAXES	2,529	2,194	6,915	5,397
NET INCOME	$8,953	$8,458	$26,281	$22,027
Basic earnings per share	$1.15	$1.09	$3.38	$2.77
Diluted earnings per share	$1.13	$1.08	$3.33	$2.73

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$8,953	$8,458	$26,281	$22,027
Other comprehensive loss:
Securities available-for-sale:
Unrealized loss during period	(11,762)	(14,567)	(9,341)	(47,046)
Income tax benefit related to unrealized holding loss	2,528	3,131	2,007	10,115
Derivative financial instruments:
Unrealized derivative gain during period	4,337	5,107	8,155	9,651
Income tax provision related to unrealized derivative gain	(933)	(1,098)	(1,753)	(2,075)
Reclassification adjustment for realized gain, net included in net income	(1,446)	(278)	(3,624)	(232)
Income tax provision related to reclassification, net	311	60	779	50
Other comprehensive loss, net of tax	(6,965)	(7,645)	(3,777)	(29,537)
COMPREHENSIVE INCOME (LOSS)	$1,988	$813	$22,504	$(7,510)

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts) (Unaudited)

Three Months Ended September 30, 2023 and 2022

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, July 1, 2022	7,726,232	$77	$55,129	$189,075	$(21,640)	$222,641
Net income	—	$—	—	8,458	—	$8,458
Dividends paid ($0.20 per share)	—	$—	—	(1,547)	—	$(1,547)
Share-based compensation	—	$—	500	—	—	$500
Issuance of common stock-employee stock purchase plan	7,068	$—	211	—	—	$211
Restricted stock awards	35,050	$—	—	—	—	$—
Common stock repurchased - repurchase plan	(67,923)	$—	(1,732)	—	—	$(1,732)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(6,150)	$—	(190)	—	—	$(190)
Stock options exercised, net	10,096	$—	(149)	—	—	$(149)
Other comprehensive loss, net of tax	—	$—	—	—	(7,645)	$(7,645)
BALANCE, September 30, 2022	7,704,373	$77	$53,769	$195,986	$(29,285)	$220,547

BALANCE, July 1, 2023	7,753,607	$77	$56,781	$215,519	$(22,444)	$249,933
Net income	—	$—	—	8,953	—	$8,953
Dividends paid ($0.25 per share)	—	$—	—	(1,940)	—	$(1,940)
Share-based compensation	—	$—	590	—	—	$590
Issuance of common stock- employee stock purchase plan	7,710	$1	241	—	—	$242
Restricted stock awards	37,600	$—	—	—	—	$—
Restricted stock awards forfeited	(4,712)	$—	—	—	—	$—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(11,006)	$—	(339)	—	—	$(339)
Stock options exercised, net	12,896	$—	191	—	—	$191
Other comprehensive loss, net of tax	—	$—	—	—	(6,965)	$(6,965)
BALANCE, September 30, 2023	7,796,095	$78	$57,464	$222,532	$(29,409)	$250,665

See accompanying notes to these consolidated financial statements.

Nine Months Ended September 30, 2022 and 2023

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2022	8,169,887	$82	$67,958	$179,215	$252	$247,507
Net income	—	$—	—	22,027	—	$22,027
Dividends paid ($0.70 per share)	—	$—	—	(5,553)	—	$(5,553)
Share-based compensation	—	$—	1,432	—	—	$1,432
New credit standard (Topic 326) - impact in year of adoption	—	$—	—	297	—	$297
Issuance of common stock-employee stock purchase plan	7,068	$—	211	—		$211
Restricted stock awards	35,050	$—	—	—	—	$—
Common stock repurchased - repurchase plan	(544,530)	$(5)	(15,623)	—	—	$(15,628)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(6,150)	$—	(190)	—	—	$(190)
Stock options exercised, net	43,048	$—	(19)	—	—	$(19)
Other comprehensive loss, net of tax	—	$—	—	—	(29,537)	$(29,537)
BALANCE, September 30, 2022	7,704,373	$77	$53,769	$195,986	$(29,285)	$220,547

BALANCE, January 1, 2023	7,736,185	$77	$55,187	$202,065	$(25,632)	$231,697
Net income	—	$—	—	26,281	—	$26,281
Dividends paid ($0.75 per share)	—	$—	—	(5,814)	—	$(5,814)
Share-based compensation	—	$—	1,608	—	—	$1,608
Issuance of common stock-employee stock purchase plan	24,159	$1	780	—	—	$781
Restricted stock awards	37,600	$—	—	—	—	—
Restricted stock awards forfeited	(9,524)	$—	—	—	—	$—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(11,446)	$—	(355)	—	—	$(355)
Stock options exercised, net	19,121	$—	244	—	—	$244
Other comprehensive loss, net of tax	—	$—	—	—	(3,777)	$(3,777)
BALANCE, September 30, 2023	7,796,095	$78	$57,464	$222,532	$(29,409)	$250,665

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net income	$26,281	$22,027
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	3,372	4,632
Depreciation, amortization and accretion	9,505	10,464
Compensation expense related to stock options and restricted stock awards	1,608	1,432
Change in cash surrender value of BOLI	(681)	(654)
Gain on sale of loans held for sale	(5,298)	(6,729)
Gain on sale of portfolio loans	—	(596)
Origination of loans held for sale	(292,309)	(498,975)
Proceeds from sale of loans held for sale	324,083	630,396
Recovery of servicing rights	—	(1)
Changes in operating assets and liabilities
Accrued interest receivable	(2,251)	(2,813)
Other assets	(4,074)	3,527
Other liabilities	4,798	1,236
Net cash from operating activities	65,034	163,946
CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	13,492	17,829
Purchases	(46,906)	(22,968)
Activity in securities held-to-maturity:
Purchases	—	(1,000)
Maturities of certificates of deposit at other financial institutions	—	5,582
Purchase of certificates of deposit at other financial institutions	(12,924)	—
Portfolio loan originations and principal collections, net	(150,385)	(420,094)
Net cash from acquisitions	336,157	—
Proceeds from sale of portfolio loans	—	39,034
Purchase of portfolio loans	(2,475)	(5,344)
Purchase of premises and equipment	(1,395)	(695)
Proceeds from bank owned life insurance death benefits	—	1,168
Change in FHLB stock, net	6,915	(8,813)
Net cash from (used by) investing activities	142,479	(395,301)
CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(98,500)	167,540
Proceeds from borrowings	1,725,337	1,155,007
Repayments of borrowings	(1,789,970)	(936,707)
Dividends paid on common stock	(5,814)	(5,553)
Proceeds (disbursements) from stock options exercised, net	244	(19)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(355)	(190)
Issuance of common stock - employee stock purchase plan	781	211
Common stock repurchased	—	(15,628)
Net cash (used by) from financing activities	(168,277)	364,661
NET INCREASE IN CASH AND CASH EQUIVALENTS	39,236	133,306

CASH AND CASH EQUIVALENTS, beginning of period	41,437	26,491
CASH AND CASH EQUIVALENTS, end of period	$80,673	$159,797

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$26,280	$5,538
Income taxes	8,355	2,897

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale investment securities	$(9,341)	$(47,046)
Change in unrealized gain on fair value and cash flow hedges	4,523	9,405
Change in unrealized loss on portfolio loans measured under the fair value option	(285)	(1,780)
Retention in gross mortgage servicing rights from loan sales	2,279	4,935
OREO received in settlement of loans	—	145
Right-of-use assets in exchange for lease liabilities	2,034	3,049
Acquisitions:
Non-cash assets acquired	87,512	—
Non-cash liabilities assumed	424,949	—

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

Financial Statement Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K which includes all the audited financial statements and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2022, as filed with the SEC on March 16, 2023. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”), fair value of financial instruments, the valuation of servicing rights, business combinations, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Segment Reporting – The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the way financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See “Note 15 – Business Segments.”

Subsequent Events – The Company has evaluated events and transactions after  September 30, 2023, for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform” (“Topic 848”). This ASU provides optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU apply to modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU and the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the effective dates. The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022, deferred now until December 31, 2024. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Application of New Accounting Guidance Adopted in 2023

On January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings (“TDRs”) for creditors, requires new disclosures for creditors for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

	Acquired Book	Fair Value		Amount
February 24, 2023	Value	Adjustments		Recorded
Assets
Cash and cash equivalents	$336,157	$—		$336,157
Loans receivable	66,093	(2,902	)(1)	63,191
Premises and equipment	6,342	—		6,342
Accrued interest receivable	530	—		530
Core deposit intangible ("CDI")	—	17,438	(2)	17,438
Goodwill	—	1,280	(3)	1,280
Other assets	11	—		11
Total assets acquired	$409,133	$15,816		$424,949
Liabilities
Deposits:
Noninterest-bearing accounts	$225,567	$—		$225,567
Interest-bearing accounts	199,898	(548	)(4)	199,350
Total deposits	425,465	(548)		424,917
Accrued interest payable	4	—		4
Other liabilities	28	—		28
Total liabilities assumed	$425,497	$(548)		$424,949

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

(3)

The fair value adjustment represents the value of the goodwill calculated from the purchase based on the purchase price, less the fair value of assets acquired net of liabilities assumed. The goodwill of $1.3 million is attributable to the workforce and customer relationships associated with the branches. All the goodwill is deductible for tax purposes and will be amortized over a 15-year period. The goodwill was assigned to the Commercial and Consumer Banking segment.

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

The disclosures regarding pro-forma data and the results of operations after the acquisition date are omitted as this information is not practical to obtain. The branches’ financial information is not reported on a stand-alone basis.

NOTE 3 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and ACL for securities held-to-maturity at  September 30, 2023 and December 31, 2022:

	September 30, 2023
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,152	$42	$(4,098)	$17,096	$—
Corporate securities	7,000	41	(687)	6,354	—
Municipal bonds	139,237	1	(30,617)	108,621	—
Mortgage-backed securities	104,097	45	(14,535)	89,607	—
U.S. Small Business Administration securities	32,313	—	(2,074)	30,239	—
Total securities available-for-sale	303,799	129	(52,011)	251,917	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(1,076)	7,424	45
Total securities held-to-maturity	8,500	—	(1,076)	7,424	45

Total securities	$312,299	$129	$(53,087)	$259,341	$45

	December 31, 2022
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,153	$—	$(3,865)	$17,288	$—
Corporate securities	9,497	27	(979)	8,545	—
Municipal bonds	144,200	21	(23,619)	120,602	—
Mortgage-backed securities	82,424	—	(12,458)	69,966	—
U.S. Small Business Administration securities	14,519	—	(1,668)	12,851	—
Total securities available-for-sale	271,793	48	(42,589)	229,252	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(571)	7,929	31
Total securities held-to-maturity	8,500	—	(571)	7,929	31

Total securities	$280,293	$48	$(43,160)	$237,181	$31

The following table presents the activity in the ACL for securities held-to-maturity by major security type for the three and nine months ended September 30, 2023 and 2022:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended September 30,
Corporate Securities	2023	2022
Beginning allowance balance	$31	$31
Provision for credit losses	14	—
Total ending allowance balance	$45	$31

SECURITIES HELD-TO-MATURITY	For the Nine Months Ended September 30,
Corporate Securities	2023	2022
Beginning allowance balance	$31	$—
Impact of adopting ASU 2016-13	—	72
Provision (recapture) for credit losses	14	(41)
Total ending allowance balance	$45	$31

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $117,000 and $116,000 at  September 30, 2023 and December 31, 2022, and was $2.0 million and $1.2 million on available-for-sale debt securities as of September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Bank monitors the credit quality of debt securities held-to-maturity quarterly using credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30,	December 31,
Corporate securities	2023	2022
BBB/BBB-	$7,000	$8,500
BB+	1,500	—
Total	$8,500	$8,500

At September 30, 2023, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of September 30, 2023, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	September 30, 2023
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$36,866	$45,834	$36,866
Federal Reserve Bank - Bank Term Funding Program facility	73,722	90,399	73,722
Total pledged securities	$110,588	$136,233	$110,588

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$—	$—	$15,054	$(4,098)	$15,054	$(4,098)
Corporate securities	—	—	4,313	(687)	4,313	(687)
Municipal bonds	5,599	(217)	102,969	(30,400)	108,568	(30,617)
Mortgage-backed securities	18,216	(84)	65,134	(14,451)	83,350	(14,535)
U.S. Small Business Administration securities	21,646	(382)	8,593	(1,692)	30,239	(2,074)
Total securities available-for-sale	45,461	(683)	196,063	(51,328)	241,524	(52,011)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	7,424	(1,076)	7,424	(1,076)
Total securities held-to-maturity	—	—	7,424	(1,076)	7,424	(1,076)

Total securities	$45,461	$(683)	$203,487	$(52,404)	$248,948	$(53,087)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$3,823	$(118)	$13,465	$(3,747)	$17,288	$(3,865)
Corporate securities	2,494	(4)	4,026	(975)	6,520	(979)
Municipal bonds	44,261	(5,794)	73,990	(17,825)	118,251	(23,619)
Mortgage-backed securities	29,791	(3,188)	40,175	(9,270)	69,966	(12,458)
U.S. Small Business Administration securities	10,807	(1,162)	2,044	(506)	12,851	(1,668)
Total securities available-for-sale	91,176	(10,266)	133,700	(32,323)	224,876	(42,589)

SECURITIES HELD-TO-MATURITY
Corporate securities	7,929	(571)	—	—	7,929	(571)
Total securities held-to-maturity	7,929	(571)	—	—	7,929	(571)

Total securities	$99,105	$(10,837)	$133,700	$(32,323)	$232,805	$(43,160)

There were no held-to-maturity debt securities in an unrealized loss position of less than one year and seven held-to-maturity debt securities in an unrealized loss position of more than one year at September 30, 2023. There were seven held-to-maturity debt securities in an unrealized loss position of less than one year and none in an unrealized loss position of more than one year at December 31, 2022.

There were 24 available-for-sale securities in an unrealized loss position of less than one year, and 181 available-for-sale securities in an unrealized loss position of more than one year at September 30, 2023. There were 88 available-for-sale securities in an unrealized loss position of less than one year, and 106 available-for-sale securities in an unrealized loss position of more than one year at December 31, 2022. The unrealized losses associated with these securities are believed to be caused by changing market conditions and considered to be temporary, and the Company does not intend and is not likely to be required to sell these securities prior to maturity. Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes. Substantially all the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings. All the municipal bond securities are investment grade.

All the available-for-sale mortgage-backed securities and U.S. Small Business Administration securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the nine months ended September 30, 2023, or for the year ended December 31, 2022.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30,		December 31,
	2023		2022
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due within one year	$927	$912	$—	$—
Due after one year through five years	3,944	3,405	4,874	4,321
Due after five years through ten years	11,971	9,614	6,989	5,963
Due after ten years	4,310	3,165	9,290	7,004
Subtotal	21,152	17,096	21,153	17,288
Corporate securities
Due within one year	1,000	1,009	1,000	997
Due after one year through five years	—	—	2,497	2,519
Due after five years through ten years	4,000	3,913	4,000	3,763
Due after ten years	2,000	1,432	2,000	1,266
Subtotal	7,000	6,354	9,497	8,545
Municipal bonds
Due within one year	1,019	1,002	2,660	2,644
Due after one year through five years	37	36	1,038	1,012
Due after five years through ten years	6,255	5,525	6,341	5,771
Due after ten years	131,926	102,058	134,161	111,175
Subtotal	139,237	108,621	144,200	120,602
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	71,822	59,197	68,421	57,358
Federal Home Loan Mortgage Corporation (“FHLMC”)	28,032	26,907	9,290	8,424
Government National Mortgage Association (“GNMA”)	4,243	3,503	4,713	4,184
Subtotal	104,097	89,607	82,424	69,966
U.S. Small Business Administration securities
Due within one year	198	195	—	—
Due after one year through five years	1,889	1,777	2,553	2,407
Due after five years through ten years	13,685	13,105	4,461	3,996
Due after ten years	16,541	15,162	7,505	6,448
Subtotal	32,313	30,239	14,519	12,851
Total securities available-for-sale	303,799	251,917	271,793	229,252

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	8,500	7,424	8,500	7,929
Total securities held-to-maturity	8,500	7,424	8,500	7,929
Total securities	$312,299	$259,341	$280,293	$237,181

There were no sales proceeds, gains or losses from the sale of securities available-for-sale for the three and nine months ended September 30, 2023 and 2022.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	September 30,	December 31,
REAL ESTATE LOANS	2023	2022
Commercial	$364,673	$334,059
Construction and development	289,873	342,591
Home equity	67,103	55,387
One-to-four-family (excludes loans held for sale)	540,670	469,485
Multi-family	243,661	219,738
Total real estate loans	1,505,980	1,421,260
CONSUMER LOANS
Indirect home improvement	562,650	495,941
Marine	73,887	70,567
Other consumer	3,547	3,064
Total consumer loans	640,084	569,572
COMMERCIAL BUSINESS LOANS
Commercial and industrial	236,520	196,791
Warehouse lending	23,489	31,229
Total commercial business loans	260,009	228,020
Total loans receivable, gross	2,406,073	2,218,852
ACL for loans	(30,501)	(27,992)
Total loans receivable, net	$2,375,572	$2,190,860

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $8.3 million as of September 30, 2023 and $7.8 million as of December 31, 2022. Net loans include unamortized net discounts on acquired loans of $2.8 million and $437,000 as of  September 30, 2023 and December 31, 2022, respectively. Net loans do not include accrued interest receivable. Accrued interest receivable on loans was $11.0 million and $9.6 million as of September 30, 2023 and December 31, 2022, respectively, and was reported in “Accrued interest receivable” on the Consolidated Balance Sheets.

Most of the Company’s commercial and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington, the Oregon Coast, and near our loan production offices in Vancouver, Washington and the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and recently New Hampshire.  Management reviewed dealer concentrations and determined as of September 30, 2023, any dealer owned by the same corporate entity will now be included under that corporate entity and not as a separate dealer.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At September 30, 2023, the Bank held approximately $1.03 billion in loans that are pledged as collateral for FHLB advances, compared to approximately $840.2 million at December 31, 2022. The Bank held approximately $629.3 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at September 30, 2023, compared to approximately $579.8 million at December 31, 2022.

The Company has defined its loan portfolio into three segments that reflect the structure of the lending function, the Company’s strategic plan and the way management monitors performance and credit quality. The three loan portfolio segments are: (a) Real Estate Loans, (b) Consumer Loans, and (c) Commercial Business Loans. Each of these segments is disaggregated into classes based on the risk characteristics of the borrower and/or the collateral type securing the loan. The following is a summary of each of the Company’s loan portfolio segments and classes:

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

Commercial Business Loans

Commercial and Industrial (“C&I”) Lending. Loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some of the C&I loans purchased by the Company are outside of the greater Puget Sound market area. C&I loans are made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business.

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

Allowance for Credit Losses

Management identifies loans in the Company’s portfolio that must be individually evaluated for loss due to disparate risk characteristics or information suggesting that the Company will be unable to collect all the principal and interest due. For loans individually evaluated, a specific reserve is estimated based on either the fair value of collateral or the discounted value of expected future cash flows. In estimating the fair value of real estate collateral, management utilizes appraisals or evaluations adjusted for costs to dispose and a distressed sale adjustment, if needed. Estimating the fair value of collateral other than real estate is also subjective in nature and sometimes requires difficult and complex judgements. Determining expected future cash flows can be more subjective than determining fair values. Expected future cash flows could differ significantly, both in timing and amount, from the cash flows received over the loan’s remaining life. Individually evaluated loans are excluded from the estimation of credit losses for the pooled portfolio.

Generally, collectively assessed loans are grouped by call report code and then risk-grade grouping. Risk grade is grouped within each call report code by pass, watch, special mention, substandard, and doubtful. Other loan types are separated into their own groups due to specific risk characteristics for that pool of loans.

The Company has elected a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts (“cohorts”), except for the indirect and marine portfolios which are evaluated under a vintage methodology. The vintage methodology measures the expected loss calculation for future periods based on historical performance by the origination period of loans with similar life cycles and risk characteristics. Guaranteed portions of loans are measured with zero risk due to cash collateral and full guaranty.

The PD calculation looks at the historical loan portfolio at points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12-month period. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. In cohorts where the Company’s historical data is insufficient due to a minimal amount of default activity or zero defaults, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs. Additionally, management reviews all other cohorts to determine if index PDs should be used outside of these criteria.

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (non-accrual, charge-off, or greater than 90 days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e., nonaccrual or charge-off). Due to limited charge-off history, management uses index LGDs comprised of rates derived from the LGD experience of other community banks in place of the Company’s historical LGDs.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL for loans. The calculation includes a 12-month PD forecast based on the Company’s regression model comparing peer nonperforming loan ratios to the national unemployment rate. After the forecast period, PD rates revert on a straight-line basis back to long-term historical average rates over a 12-month period.  Due to limited default history, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs. The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Company adjusts the modeled historical losses by qualitative and environmental adjustments to incorporate all significant risks to form a sufficient basis to estimate the credit losses.

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

The main drivers of the credit provision recorded in the first nine months of 2023 were increases in outstanding loans and net charge-offs, average growth rates and increases in specific reserves on individually evaluated loans.

The following tables detail activity in the ACL for loans by loan categories at or for the three and nine months ended September 30, 2023 and 2022:

	At or For the Three Months Ended September 30, 2023
	Real		Commercial
ACL FOR LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,307	$14,017	$4,026	$—	$30,350
Provision (reversal of) for credit losses on loans	496	426	(238)	—	684
Charge-offs	—	(830)	—	—	(830)
Recoveries	—	297	—	—	297
Net charge-offs	—	(533)	—	—	(533)
Total ending ACL balance	$12,803	$13,910	$3,788	$—	$30,501

	At or For the Three Months Ended September 30, 2022
	Real		Commercial
ACL FOR LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$11,512	$10,605	$2,850	$—	$24,967
(Reversal of) provision for credit losses on loans	(213)	1,193	1,042	—	2,022
Charge-offs	—	(924)	—	—	(924)
Recoveries	—	361	—	—	361
Net charge-offs	—	(563)	—	—	(563)
Total ending ACL balance	$11,299	$11,235	$3,892	$—	$26,426

	At or For the Nine Months Ended September 30, 2023
	Real		Commercial
ACL FOR LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,123	$12,109	$3,760	$—	$27,992
Provision for credit losses on loans	690	3,383	29	—	4,102
Charge-offs	(10)	(2,415)	(1)	—	(2,426)
Recoveries	—	833	—	—	833
Net Charge-offs	(10)	(1,582)	(1)	—	(1,593)
Total ending ACL balance	$12,803	$13,910	$3,788	$—	$30,501

	At or For the Nine Months Ended September 30, 2022
	Real		Commercial
ACL FOR LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance, prior to adoption of ASC 326	$14,798	$4,280	$6,536	$21	$25,635
Impact of adopting ASC 326	(5,234)	6,078	(3,682)	(21)	(2,859)
Provision for credit losses on loans	1,735	1,720	1,038	—	4,493
Charge-offs	—	(1,744)	—	—	(1,744)
Recoveries	—	901	—	—	901
Net charge-offs	—	(843)	—	—	(843)
Total ending ACL balance	$11,299	$11,235	$3,892	$—	$26,426

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

The Company restructured two related C&I loans during the first quarter of 2023. The restructuring included a consolidation of the loans into a single loan, an increase in contractual term of 60 months, and a reduction in the contractual interest rate from 7.5% to 4.1%. The loan had an amortized cost of $3.1 million or 1.3% of C&I loans, at September 30, 2023. The restructured loan has been paying as agreed to subsequent to the restructuring and was classified as current and accruing as of September 30, 2023. There were no loans that were modified on or after January 1, 2023, the date the Company adopted ASU 2022–02, through September 30, 2023 that subsequently defaulted during the period presented.

Troubled Debt Restructurings (“TDRs”)

At September 30, 2022, the Company had two TDRs, both of which were commercial business loans, on nonaccrual totaling $3.8 million. The Company had no commitments to lend additional funds on these TDRs. The TDRs were the result of interest rate modifications and extended payment terms. The Company has not forgiven any principal on these loans. There were no TDRs which incurred a payment default within twelve months of the restructuring date during the three and nine months ended September 30, 2022.

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at September 30, 2023 and December 31, 2022:

	September 30, 2023
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
Commercial	$—	$—	$—	$—	$364,673	$364,673	$1,074
Construction and development	—	—	—	—	289,873	289,873	—
Home equity	37	154	12	203	66,900	67,103	48
One-to-four-family	—	—	306	306	540,364	540,670	306
Multi-family	—	—	—	—	243,661	243,661	—
Total real estate loans	37	154	318	509	1,505,471	1,505,980	1,428
CONSUMER LOANS
Indirect home improvement	1,546	824	465	2,835	559,815	562,650	1,668
Marine	348	142	72	562	73,325	73,887	406
Other consumer	9	—	—	9	3,538	3,547	3
Total consumer loans	1,903	966	537	3,406	636,678	640,084	2,077
COMMERCIAL BUSINESS LOANS
Commercial and industrial	399	—	2,114	2,513	234,007	236,520	2,114
Warehouse lending	—	—	—	—	23,489	23,489	—
Total commercial business loans	399	—	2,114	2,513	257,496	260,009	2,114
Total loans	$2,339	$1,120	$2,969	$6,428	$2,399,645	$2,406,073	$5,619

	December 31, 2022
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
Commercial	$—	$—	$—	$—	$334,059	$334,059	$—
Construction and development	—	—	—	—	342,591	342,591	—
Home equity	29	104	16	149	55,238	55,387	46
One-to-four-family	—	—	463	463	469,022	469,485	920
Multi-family	—	—	—	—	219,738	219,738	—
Total real estate loans	29	104	479	612	1,420,648	1,421,260	966
CONSUMER LOANS
Indirect home improvement	2,298	685	532	3,515	492,426	495,941	1,076
Marine	650	385	86	1,121	69,446	70,567	267
Other consumer	32	37	5	74	2,990	3,064	9
Total consumer loans	2,980	1,107	623	4,710	564,862	569,572	1,352
COMMERCIAL BUSINESS LOANS
Commercial and industrial	1	—	2,617	2,618	194,173	196,791	6,334
Warehouse lending	—	—	—	—	31,229	31,229	—
Total commercial business loans	1	—	2,617	2,618	225,402	228,020	6,334
Total loans	$3,010	$1,211	$3,719	$7,940	$2,210,912	$2,218,852	$8,652

(1)	Includes past due loans as applicable.

There were no loans 90 days or more past due and still accruing interest at both September 30, 2023 and December 31, 2022.

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

●

Grade 7 - This grade is for “Other Assets Especially Mentioned (“OAEM”)” or “Special Mention” in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

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

	September 30, 2023
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
Commercial	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$41,310	$91,503	$62,998	$46,486	$28,149	$63,178	$2,373	$328	$336,325
Watch	3,209	5,459	12,952	—	453	2,239	17	—	24,329
Special mention	—	—	—	—	413	—	—	—	413
Substandard	—	—	—	1,658	—	1,948	—	—	3,606
Total commercial	44,519	96,962	75,950	48,144	29,015	67,365	2,390	328	364,673
Construction and development
Pass	76,516	143,886	51,430	17,486	—	555	—	—	289,873
Total construction and development	76,516	143,886	51,430	17,486	—	555	—	—	289,873
Home equity
Pass	3,702	1,144	1,595	6,639	11	2,228	51,736	—	67,055
Substandard	—	—	—	—	—	37	11	—	48
Total home equity	3,702	1,144	1,595	6,639	11	2,265	51,747	—	67,103
Home equity gross charge-offs	—	—	—	—	—	—	10	—	10
One-to-four-family
Pass	85,810	164,378	124,098	80,260	31,569	50,992	—	475	537,582
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	869	—	—	—	2,219	—	—	3,088
Total one-to-four-family	85,810	165,247	124,098	80,260	31,569	53,211	—	475	540,670
Multi-family
Pass	4,478	34,134	91,253	47,666	38,198	27,932	—	—	243,661
Total multi-family	4,478	34,134	91,253	47,666	38,198	27,932	—	—	243,661
Total real estate loans	$215,025	$441,373	$344,326	$200,195	$98,793	$151,328	$54,137	$803	$1,505,980

	September 30, 2023
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$140,778	$224,259	$99,785	$38,229	$25,370	$32,555	$6	$—	$560,982
Substandard	149	542	360	213	235	169	—	—	1,668
Total indirect home improvement	140,927	224,801	100,145	38,442	25,605	32,724	6	—	562,650
Indirect home improvement gross charge-offs	90	834	471	191	153	233	—	—	1,972
Marine
Pass	12,050	24,527	10,329	13,623	5,407	7,545	—	—	73,481
Substandard	—	—	25	—	87	294	—	—	406
Total marine	12,050	24,527	10,354	13,623	5,494	7,839	—	—	73,887
Marine gross charge-offs	—	47	93	—	7	182	—	—	329
Other consumer
Pass	220	635	199	81	5	209	2,195	—	3,544
Substandard	—	—	—	—	—	—	3	—	3
Total other consumer	220	635	199	81	5	209	2,198	—	3,547
Other consumer gross charge-offs	—	2	22	—	—	—	90	—	114
Total consumer loans	$153,197	$249,963	$110,698	$52,146	$31,104	$40,772	$2,204	$—	$640,084

	September 30, 2023
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
Commercial and industrial	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$13,252	$31,185	$22,174	$12,181	$5,401	$10,999	$111,899	$879	$207,970
Watch	259	—	1,436	2,507	—	1,113	9,726	—	15,041
Special mention	—	—	—	—	542	263	2,362	—	3,167
Substandard	3,105	—	1,557	1,435	1,766	173	2,306	—	10,342
Total commercial and industrial	16,616	31,185	25,167	16,123	7,709	12,548	126,293	879	236,520
Commercial and industrial gross charge-offs	—	—	1	—	—	—	—	—	1
Warehouse lending
Pass	—	—	—	—	—	—	22,267	—	22,267
Watch	—	—	—	—	—	—	1,222	—	1,222
Total warehouse lending	—	—	—	—	—	—	23,489	—	23,489
Total commercial business loans	$16,616	$31,185	$25,167	$16,123	$7,709	$12,548	$149,782	$879	$260,009

TOTAL LOANS RECEIVABLE, GROSS
Pass	$378,116	$715,651	$463,861	$262,651	$134,110	$196,193	$190,476	$1,682	$2,342,740
Watch	3,468	5,459	14,388	2,507	453	3,352	10,965	—	40,592
Special mention	—	—	—	—	955	263	2,362	—	3,580
Substandard	3,254	1,411	1,942	3,306	2,088	4,840	2,320	—	19,161
Total loans receivable, gross	$384,838	$722,521	$480,191	$268,464	$137,606	$204,648	$206,123	$1,682	$2,406,073
Total gross charge-offs	$90	$883	$587	$191	$160	$415	$100	$—	$2,426

	December 31, 2022
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
Commercial	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$86,189	$76,030	$46,125	$38,930	$14,101	$55,271	$—	$—	$316,646
Watch	9,504	—	373	—	—	—	—	—	9,877
Special mention	—	—	—	2,113	—	—	—	—	2,113
Substandard	—	—	—	—	581	4,842	—	—	5,423
Total commercial	95,693	76,030	46,498	41,043	14,682	60,113	—	—	334,059
Construction and development
Pass	193,084	118,724	21,966	8,379	—	438	—	—	342,591
Total construction and development	193,084	118,724	21,966	8,379	—	438	—	—	342,591
Home equity
Pass	4,978	1,696	6,818	11	1,203	1,572	39,063	—	55,341
Substandard	—	—	—	—	13	33	—	—	46
Total home equity	4,978	1,696	6,818	11	1,216	1,605	39,063	—	55,387
One-to-four-family
Pass	166,388	129,282	82,461	31,878	15,837	40,526	—	199	466,571
Substandard	—	—	—	—	1,941	973	—	—	2,914
Total one-to-four-family	166,388	129,282	82,461	31,878	17,778	41,499	—	199	469,485
Multi-family
Pass	41,041	63,353	48,376	38,805	4,176	23,987	—	—	219,738
Total multi-family	41,041	63,353	48,376	38,805	4,176	23,987	—	—	219,738
Total real estate loans	$501,184	$389,085	$206,119	$120,116	$37,852	$127,642	$39,063	$199	$1,421,260

	December 31, 2022
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$253,495	$123,264	$46,476	$31,251	$18,165	$22,205	$9	$—	$494,865
Substandard	347	213	137	62	169	148	—	—	1,076
Total indirect home improvement	253,842	123,477	46,613	31,313	18,334	22,353	9	—	495,941
Marine
Pass	27,904	11,762	15,139	6,224	5,415	3,856	—	—	70,300
Substandard	—	—	—	151	61	55	—	—	267
Total marine	27,904	11,762	15,139	6,375	5,476	3,911	—	—	70,567
Other consumer
Pass	792	754	116	48	14	80	1,251	—	3,055
Substandard	1	5	—	—	—	—	3	—	9
Total other consumer	793	759	116	48	14	80	1,254	—	3,064
Total consumer loans	$282,539	$135,998	$61,868	$37,736	$23,824	$26,344	$1,263	$—	$569,572

	December 31, 2022
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
Commercial and industrial	2022	2021	2020	2019	2018	Prior	Revolving Loans	to Term	Total Loans
Pass	$24,337	$22,561	$12,461	$3,940	$3,074	$7,701	$104,524	$—	$178,598
Watch	—	1,127	2,932	—	—	746	1,327	—	6,132
Special mention	—	—	—	634	—	—	963	—	1,597
Substandard	—	1,586	1,265	2,291	190	3,739	1,093	300	10,464
Total commercial and industrial	24,337	25,274	16,658	6,865	3,264	12,186	107,907	300	196,791
Warehouse lending
Pass	—	—	—	—	—	—	31,227	—	31,227
Watch	—	—	—	—	—	—	2	—	2
Total warehouse lending	—	—	—	—	—	—	31,229	—	31,229
Total commercial business loans	$24,337	$25,274	$16,658	$6,865	$3,264	$12,186	$139,136	$300	$228,020

TOTAL LOANS RECEIVABLE, GROSS
Pass	$798,208	$547,426	$279,938	$159,466	$61,985	$155,636	$176,074	$199	$2,178,932
Watch	9,504	1,127	3,305	—	—	746	1,329	—	16,011
Special mention	—	—	—	2,747	—	—	963	—	3,710
Substandard	348	1,804	1,402	2,504	2,955	9,790	1,096	300	20,199
Total loans receivable, gross	$808,060	$550,357	$284,645	$164,717	$64,940	$166,172	$179,462	$499	$2,218,852

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates indicated:

	September 30, 2023			December 31, 2022
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
REAL ESTATE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
Commercial	$1,074	$—	$1,074	$—	$—	$—
Home equity	48	—	48	46	—	46
One-to-four-family	306	—	306	920	—	920
	1,428	—	1,428	966	—	966
CONSUMER LOANS
Indirect home improvement	—	1,668	1,668	—	1,076	1,076
Marine	—	406	406	—	267	267
Other consumer	—	3	3	—	9	9
	—	2,077	2,077	—	1,352	1,352
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	2,114	2,114	—	6,334	6,334
Total	$1,428	$4,191	$5,619	$966	$7,686	$8,652

The Company recognized interest income on a cash basis for nonaccrual loans of $55,000 and $144,000 during the three months ended September 30, 2023 and 2022, and $164,000 and $370,000 during the nine months ended September 30, 2023 and 2022, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	September 30, 2023				December 31, 2022
	Commercial	Residential	Other		Residential	Other
REAL ESTATE LOANS	Real Estate	Real Estate	Non-Real Estate	Total	Real Estate	Non-Real Estate	Total
Commercial	$1,074	$—	$—	$1,074	$—	$—	$—
Home equity	—	48	—	48	46	—	46
One-to-four-family	—	306	—	306	920	—	920
	1,074	354	—	1,428	966	—	966
CONSUMER LOANS
Indirect home improvement	—	—	1,668	1,668	—	1,076	1,076
Marine	—	—	406	406	—	267	267
	—	—	2,074	2,074	—	1,343	1,343
COMMERCIAL BUSINESS LOANS
Commercial and industrial	—	—	2,114	2,114	—	6,334	6,334
Total	$1,074	$354	$4,188	$5,616	$966	$7,677	$8,643

NOTE 5 – SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of permanent loans serviced for others was $2.83 billion and $2.78 billion at September 30, 2023 and December 31, 2022, respectively.

The following table summarizes mortgage servicing rights (“MSR”) activity at or for the dates indicated:

	At or For the Three Months Ended
	September 30,
	2023	2022
Beginning balance, at the lower of cost or fair value	$17,627	$18,516
Additions	954	925
MSR amortized	(924)	(971)
Ending balance, at the lower of cost or fair value	$17,657	$18,470

	At or For the Nine Months Ended
	September 30,
	2023	2022
Beginning balance, at the lower of cost or fair value	$18,017	$16,970
Additions	2,279	4,935
MSR amortized	(2,639)	(3,436)
Recovery of servicing rights	—	1
Ending balance, at the lower of cost or fair value	$17,657	$18,470

The fair value of the servicing rights’ assets was $38.9 million and $35.5 million at September 30, 2023 and December 31, 2022, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The following provides valuation assumptions used in determining the fair value of MSR at the dates indicated:

	At September 30,	At December 31,
Key assumptions:	2023	2022
Weighted average discount rate	10.2%	9.6%
Conditional prepayment rate (“CPR”)	6.3%	8.2%
Weighted average life in years	8.8	7.8

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

	September 30, 2023	December 31, 2022
Aggregate portfolio principal balance	$2,825,752	$2,783,458
Weighted average rate of loans in servicing portfolio	3.6%	3.4%

At September 30, 2023	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	6.3%	6.7%	7.2%
Fair value MSR	$38,858	$38,411	$37,752
Percentage of MSR	1.4%	1.4%	1.3%

Discount rate	10.2%	10.7%	11.2%
Fair value MSR	$38,858	$37,978	$37,133
Percentage of MSR	1.4%	1.3%	1.3%

At December 31, 2022	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.2%	8.6%	9.3%
Fair value MSR	$35,478	$34,997	$34,188
Percentage of MSR	1.3%	1.3%	1.2%

Discount rate	9.6%	10.1%	10.6%
Fair value MSR	$35,478	$34,715	$33,984
Percentage of MSR	1.3%	1.2%	1.2%

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSR which is extremely sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on the fair value of MSR. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of MSR is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance, however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of the fair value of MSR is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different time.

The Company recorded $1.8 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for both the three months ended September 30, 2023 and 2022, and $5.4 million and $5.3 million for the nine months ended September 30, 2023 and 2022, respectively. The income, net of MSR amortization, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

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

The Bank expects that approximately $5.1 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

		Cumulative Amount of Fair Value
Line item in the statement of financial		Hedging Adjustment Included in
position in which the hedged Item is	Carrying Amount of the	the Carrying Amount of the
included	Hedged Assets	Hedged Assets
September 30, 2023
Investment securities (1)	$53,984	$6,016
Total	$53,984	$6,016

December 31, 2022
Investment securities (1)	$55,893	$4,107
Total	$55,893	$4,107

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $237.8 million; the cumulative basis adjustments associated with these hedging relationships was $6.0 million; and the amounts of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	September 30, 2023
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$200,000	$8,402	$—
Fair value hedges:
Interest rate swaps - securities	60,000	5,991	—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	26,982	175	—
Mandatory and best effort forward commitments with investors	5,919	21	—
Forward TBA mortgage-backed securities	34,000	355	—
Customer swap positions	882	—	90
Dealer offsets to customer swap positions	882	92	—

	December 31, 2022
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$90,000	$5,780	$—
Fair value hedges:
Interest rate swaps - securities	60,000	4,090	—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	8,837	107	—
Mandatory and best effort forward commitments with investors	4,558	—	38
Forward TBA mortgage-backed securities	27,000	164	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
	Interest	Interest	Interest	Interest
	Expense	Income	Expense	Income
	Deposits	Securities	Deposits	Securities
Total amounts presented on the Consolidated Statements of Income	$10,462	$3,396	$2,596	$1,741
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	—	(1,286)	—	(3,383)
Recognized on derivatives designated as hedging instruments	—	1,842	—	3,313
Net income (expense) recognized on fair value hedges	$—	$556	$—	$(70)
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from AOCI into net income	$1,446	$—	$278	$—
Net income recognized on cash flow hedges	$1,446	$—	$278	$—

	Nine Months Ended September 30,
	2023		2022
	Interest	Interest	Interest	Interest
	Expense	Income	Expense	Income
	Deposits	Securities	Deposits	Securities
Total amounts presented on the Consolidated Statements of Income	$24,696	$8,667	$5,438	$4,990
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	—	(689)	—	(4,316)
Recognized on derivatives designated as hedging instruments	—	1,901	—	4,144
Net income (expense) recognized on fair value hedges	$—	$1,212	$—	$(172)
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from AOCI into net income	$3,624	$—	$232	$—
Net income recognized on cash flow hedges	$3,624	$—	$232	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in net losses of $107,000 and net gains of $34,000 for the three months ended September 30, 2023 and 2022, and net gains of $266,000 and net losses of $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.

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

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Statement of Financial Position
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
September 30, 2023
Interest rate swaps	$14,485	$—	$14,485	$—	$—	$14,485

December 31, 2022
Interest rate swaps	$9,870	$—	$9,870	$—	$—	$9,870

Credit–Risk–Related Contingent Features

The Company has interest rate swap agreements with certain of its derivative counterparties that contain a provision where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contracts or post additional collateral.  At September 30, 2023, the Company had no derivatives in a net liability position related to these agreements, and therefore had no collateral posted.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 7 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment. The Company’s leases have remaining lease terms of six months to six years and nine months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) are as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended
Lease cost:	September 30, 2023	September 30, 2022
Operating lease cost	$476	$350
Short-term lease cost	5	8
Total lease cost	$481	$358

	Nine Months Ended	Nine Months Ended
Lease cost:	September 30, 2023	September 30, 2022
Operating lease cost	$1,357	$1,041
Short-term lease cost	14	16
Total lease cost	$1,371	$1,057

The following tables provide supplemental information related to operating leases at or for the three and nine months ended September 30, 2023 and 2022:

	At or For the	At or For the
	Three Months Ended	Three Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	September 30, 2023	September 30, 2022
Operating cash flows from operating leases	$486	$360
Weighted average remaining lease term- operating leases (in years)	4.2	4.7
Weighted average discount rate- operating leases	2.93%	2.41%

	At or For the	At or For the
	Nine Months Ended	Nine Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	September 30, 2023	September 30, 2022
Operating cash flows from operating leases	$1,392	$1,063
Weighted average remaining lease term- operating leases (in years)	4.2	4.7
Weighted average discount rate- operating leases	2.93%	2.41%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at  September 30, 2023 for future periods are as follows:

Remainder of 2023	$483
2024	1,933
2025	1,628
2026	1,475
2027	1,173
Thereafter	1,383
Total lease payments	8,075
Less imputed interest	(806)
Total	$7,269

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and nine months ended September 30, 2023 and 2022:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$570	$145	$570	$—
Additions	—	—	—	145
Loans transferred to OREO	—	—	—	—
Ending balance	$570	$145	$570	$145

There was one OREO property (a closed branch in Centralia, Washington) at September 30, 2023 and one at September 30, 2022. There were no OREO holding costs for the three and nine months ended September 30, 2023 and 2022.

There were $317,000 and $511,000 in portfolio mortgage loans collateralized by residential real estate in the process of foreclosure at September 30, 2023 and at December 31, 2022, respectively.

NOTE 9 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	September 30,	December 31,
	2023	2022
Noninterest-bearing checking	$643,670	$537,938
Interest-bearing checking (1)	219,469	135,127
Savings	157,901	134,358
Money market (2)	389,962	574,290
Certificates of deposit less than $100,000 (3)	527,032	440,785
Certificates of deposit of $100,000 through $250,000	406,545	195,447
Certificates of deposit of $250,000 and over	83,377	93,560
Escrow accounts related to mortgages serviced (4)	26,488	16,236
Total	$2,454,444	$2,127,741

(1)	Includes $50.1 million and $2.3 million of brokered deposits at September 30, 2023 and December 31, 2022, respectively.
(2)	Includes $51,000 and $59.7 million of brokered deposits at September 30, 2023 and December 31, 2022, respectively.
(3)	Includes $323.3 million and $332.0 million of brokered deposits at September 30, 2023 and December 31, 2022, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at September 30, 2023 for future periods ending are as follows:

Maturing in 2023	$338,756
Maturing in 2024	483,059
Maturing in 2025	128,932
Maturing in 2026	44,517
Maturing in 2027	20,739
Thereafter	951
Total	$1,016,954

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest-bearing checking	$643	$100	$1,111	$353
Savings and money market	1,529	1,303	4,071	2,397
Certificates of deposit	8,290	1,193	19,514	2,688
Total	$10,462	$2,596	$24,696	$5,438

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	September 30,	December 31,
REAL ESTATE LOANS	2023	2022
Commercial	$4,584	$1,260
Construction and development	161,247	201,708
One-to-four-family (includes locks for saleable loans)	30,895	10,713
Home equity	96,548	77,566
Multi-family	2,931	2,999
Total real estate loans	296,205	294,246
CONSUMER LOANS	30,393	39,406
COMMERCIAL BUSINESS LOANS
Commercial and industrial	164,727	150,109
Warehouse lending	57,158	64,781
Total commercial business loans	221,885	214,890
Total commitments to extend credit	$548,483	$548,542

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the amount of the total commitments does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL – unfunded loan commitments at September 30, 2023 and December 31, 2022 was $1.8 million and $2.5 million, respectively. The decline in the ACL was due to the Company recording a recovery from the ACL – unfunded loan commitments of $745,000 for the nine months ended September 30, 2023, as compared to a provision for credit losses – unfunded loan commitments of $180,000 for the nine months ended September 30, 2022. The Company recorded a recovery from the ACL – unfunded loan commitments of $149,000 and $305,000 for the three months ended September 30, 2023 and  September 30, 2022,respectively, primarily attributable to a decline in unfunded construction loan commitments over the periods.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through September 30, 2023, total loans sold to the FHLB of Des Moines were $9.5 million with the FLA totaling $581,000 and the CE obligation at $389,000 or 4.1% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At both September 30, 2023 and December 31, 2022, there were no loans sold to the FHLB of Des Moines that were greater than 90 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.1 million and $2.3 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2023 and December 31, 2022, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

The Company has entered into change of control agreements with its executives and select key personnel. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements, the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at September 30, 2023.

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

The following methods were used to estimate the fair value of certain assets and liabilities on a recurring and nonrecurring basis:

Securities – The fair value of securities available-for-sale are recorded on a recurring basis. The fair value of investments and mortgage-backed securities are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid, and other market information, and for structured securities, cash flow, and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios (Level 2). Transfers between the fair value hierarchy are determined through the third-party service provider which, from time to time will transfer between levels based on market conditions per the related security. All models and processes used consider market convention.

Mortgage Loans Held for Sale – The fair value of loans held for sale reflects the value of commitments with investors and/or the relative price as delivered into a TBA mortgage-backed security (Level 2).

Loans Receivable – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable-rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. As of September 30, 2023 and December 31, 2022, there were $15.2 million and $14.0 million, respectively, in residential mortgage loans accounted for under the fair value option as they were previously transferred from held for sale, at fair value to loans held for investment. The aggregate unpaid principal balance of these loans was $17.1 million and $15.6 million as of September 30, 2023 and December 31, 2022, respectively. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the three months ended September 30, 2023, the Company recorded a net decrease in fair value of $343,000, as compared to a net decrease in fair value of $816,000 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company recorded a net decrease in fair value of $285,000, as compared to a net decrease in fair value of $1.8 million for the nine months ended September 30, 2022. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

Derivative Instruments – Fair values for derivative assets and liabilities are measured on a recurring basis. The primary use of derivative instruments is related to the mortgage banking activities of the Company. The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-though rate assumptions based on historical information, where appropriate. TBA mortgage-backed securities are fair valued on similar contracts in active markets (Level 2), while locks and forwards with customers and investors are fair valued using similar contracts in the market and changes in the market interest rates (Level 2 and 3). Derivative instruments not related to mortgage banking activities include interest rate swap agreements. The fair values of interest rate swap agreements are based on valuation models using observable market data as of the measurement date (Level 2). The Company’s derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of the market inputs we use are actively quoted and can be validated through external sources, including market transactions and third-party pricing services. The fair values of all interest rate swaps are determined from third-party pricing services without adjustment.

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

Loans Individually Evaluated – Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or when the Bank determines that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, the Bank measures the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Bank’s assessment as of the reporting date. In both cases, if the fair value of the collateral is less than the amortized cost basis of the loan, the Bank will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable) at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off by the subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same way the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported (Level 3).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At September 30, 2023
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,096	$—	$17,096
Corporate securities	—	6,354	—	6,354
Municipal bonds	—	108,621	—	108,621
Mortgage-backed securities	—	89,607	—	89,607
U.S. Small Business Administration securities	—	30,239	—	30,239
Mortgage loans held for sale, at fair value	—	18,636	—	18,636
Loans receivable, at fair value	—	15,176	—	15,176
Derivatives:
Interest rate lock commitments with customers	—	—	175	175
Forward TBA mortgage-backed securities	—	355	—	355
Mandatory and best effort forward commitments with investors	—	—	21	21
Interest rate swaps	—	14,485	—	14,485
Total assets measured at fair value	$—	$300,569	$196	$300,765
Financial Liabilities
Derivatives:
Interest rate swaps	$—	$(90)	$—	$(90)
Total liabilities measured at fair value	$—	$(90)	$—	$(90)

Financial Assets	At December 31, 2022
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,288	$—	$17,288
Corporate securities	—	8,545	—	8,545
Municipal bonds	—	120,602	—	120,602
Mortgage-backed securities	—	69,966	—	69,966
U.S. Small Business Administration securities	—	12,851	—	12,851
Mortgage loans held for sale, at fair value	—	20,093	—	20,093
Loans receivable, at fair value	—	14,035	—	14,035
Derivatives:
Forward TBA mortgage-backed securities	—	164	—	164
Interest rate swaps	—	9,870	—	9,870
Interest rate lock commitments with customers	—	—	107	107
Total assets measured at fair value	$—	$273,414	$107	$273,521
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(38)	$(38)
Total liabilities measured at fair value	$—	$—	$(38)	$(38)

The following table presents financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at September 30, 2023. There were no financial assets measured at fair value on a nonrecurring basis as of December 31, 2022.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
MSR	$—	$—	$38,858	$38,858

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Rate
Fair Value	Valuation	Unobservable		September 30,	December 31,
Instruments	Techniques	Inputs	Range	2023	2022
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	91.4%	92.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	91.4%	92.5%
NONRECURRING
MSR	Industry sources	Pre-payment speeds	0% - 50%	6.3%	8.2%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2023	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$273	$1,109	$(1,207)	$175	$(98)	$—
Individual forward sale commitments with investors	123	—	(102)	21	(102)	—
September 30, 2022
Interest rate lock commitments with customers	$184	$472	$(828)	$(172)	$(356)	$—
Individual forward sale commitments with investors	518	899	(1,123)	294	(224)	—

		Purchases			Net change in	Net change in
Nine Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2023	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$107	$3,051	$(2,983)	$175	$68	$—
Individual forward sale commitments with investors	(38)	410	(351)	21	(59)	—
September 30, 2022
Interest rate lock commitments with customers	$757	$2,589	$(3,518)	$(172)	$(929)	$—
Individual forward sale commitments with investors	808	5,972	(6,486)	294	(514)	—

(1) Relating to items held at end of period included in income.

(2) Relating to items held at end of period included in other comprehensive income (loss).

(Losses) gains on interest rate lock commitments and on forward sale commitments with investors carried at fair value are recorded in “Gain on sale of loans” on the Consolidated Statements of Income.

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	September 30,		December 31,
	2023		2022
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$80,673	$80,673	$41,437	$41,437
Certificates of deposit at other financial institutions	17,636	17,636	4,712	4,712
Level 2 inputs:
Securities available-for-sale, at fair value	251,917	251,917	229,252	229,252
Securities held-to-maturity, gross	8,500	7,424	8,500	7,929
Loans held for sale, at fair value	18,636	18,636	20,093	20,093
FHLB stock, at cost	3,696	3,696	10,611	10,611
Forward TBA mortgage-backed securities	355	355	164	164
Loans receivable, at fair value	15,176	15,176	14,035	14,035
Interest rate swaps	14,485	14,485	9,870	9,870
Accrued interest receivable	13,925	13,925	11,144	11,144
Level 3 inputs:
Loans receivable, gross	2,390,897	2,279,968	2,204,817	2,153,769
MSR, held at lower of cost or fair value	17,657	38,858	18,017	35,478
Fair value interest rate locks with customers	175	175	107	107
Mandatory and best effort forward commitments with investors	21	21	—	—
Financial Liabilities
Level 2 inputs:
Deposits	2,454,444	2,437,603	2,127,741	2,105,926
Borrowings	121,895	121,382	186,528	186,188
Subordinated notes, excluding unamortized debt issuance costs	50,000	42,743	50,000	44,500
Accrued interest payable	3,966	3,966	2,270	2,270
Interest rate swaps	90	90	—	—
Level 3 inputs:
Mandatory and best effort forward commitments with investors	—	—	38	38

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator	2023	2022	2023	2022
Net income	$8,953	$8,458	$26,281	$22,027
Dividends and undistributed earnings allocated to participating securities	(143)	(153)	(423)	(414)
Net income available to common shareholders	$8,810	$8,305	$25,858	$21,613
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,667,981	7,605,360	7,643,086	7,800,390
Dilutive shares	112,449	102,402	125,662	122,456
Diluted weighted average common shares outstanding	7,780,430	7,707,762	7,768,748	7,922,846
Basic earnings per share	$1.15	$1.09	$3.38	$2.77
Diluted earnings per share	$1.13	$1.08	$3.33	$2.73
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	64,256	84,540	55,174	62,544

NOTE 13 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At September 30, 2023, there were 253,532 stock option awards and 76,622 RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $590,000 and $1.6 million for the three and nine months ended September 30, 2023, and $500,000 and $1.4 million for the three and nine months ended September 30, 2022, respectively.

Stock Options

The 2018 Plan consists of stock option awards that may be granted as incentive stock options or nonqualified stock options. Stock option awards generally vest over a one- or three-year period for independent directors or over a five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank. The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting, 6.0 years for three-year vesting, and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2023	647,832	$26.67	6.84	$4,627,255
Granted	103,000	$30.73	—	—
Less exercised	19,121	$12.76	—	$337,279
Less forfeited or expired	35,119	33.25	—	—
Outstanding at September 30, 2023	696,592	$27.36	6.61	$2,073,328

Expected to vest, assuming a 0.31% annual forfeiture rate at September 30, 2023 (1)	682,861	$27.32	6.52	$2,057,735

Exercisable at September 30, 2023	417,775	$25.76	5.33	$1,679,133

(1)	Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options over 10 years.

At September 30, 2023, there was $1.8 million of total unrecognized forfeiture adjusted compensation cost related to nonvested stock options granted under the 2018 plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.6 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares for the 2018 Plan generally vest over a one- or three-year period for independent directors or over a five-year period for employees and officers beginning on the grant date. Any unvested RSAs will expire after vesting or sooner in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2023	118,530	$28.85
Granted	37,600	30.73
Less vested	44,462	28.24
Less forfeited or expired	9,524	30.96
Nonvested at September 30, 2023	102,144	$29.61

At September 30, 2023, there was $2.7 million of total unrecognized forfeiture adjusted compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.5 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At September 30, 2023, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at September 30, 2023, that the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at September 30, 2023 to their minimum regulatory capital requirements and well capitalized regulatory capital at that date:

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At September 30, 2023
Total risk-based capital
(to risk-weighted assets)	$330,533	13.06%	$202,483	8.00%		$265,759	10.50%	$253,104	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$298,887	11.81%	$151,862	6.00%		$215,138	8.50%	$202,483	8.00%
Tier 1 leverage capital
(to average assets)	$298,887	10.26%	$116,478	4.00%	$	N/A	N/A	$145,598	5.00%
CET 1 capital
(to risk-weighted assets)	$298,887	11.81%	$113,897	4.50%		$177,173	7.00%	$164,518	6.50%

In addition to the minimum CET 1, Tier 1, total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2023, the Bank’s capital exceeded the conservation buffer.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2023, it would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for the Company at  September 30, 2023 were 8.9% for Tier 1 leverage-based capital, 10.2% for Tier 1 risk-based capital, 13.4% for total risk-based capital, and 10.2% for CET 1 capital ratio. The regulatory capital ratios calculated for the Company at December 31, 2022 were 9.7% for Tier 1 leverage-based capital, 10.7% for Tier 1 risk-based capital, 14.0% for total risk-based capital, and 10.7% for CET 1 capital ratio.

NOTE 15 – BUSINESS SEGMENTS

The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the way financial information is currently evaluated by management. This process is dynamic and is based on management’s current view of the Company’s operations and is not necessarily comparable with similar information for other financial institutions. The Company defines its business segments by product type and customer segment which it has organized into two lines of business: commercial and consumer banking and home lending.

The Company uses various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

●

a funds transfer pricing (“FTP”) system, which allocates interest income credits and funding charges between the segments, assigning to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets. The FTP methodology is based on management's estimated cost of originating funds including the cost of overhead for deposit generation;

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At September 30, 2023, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as loans held for investment. A majority of these mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or the FHLB of Des Moines, while the Company generally retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or (“FHA”), US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family mortgage servicing rights within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three and nine months ended September 30, 2023 and 2022:

	At or For the Three Months Ended September 30, 2023
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$27,563	$3,071	$30,634
Provision for credit losses	(437)	(111)	(548)
Noninterest income (2)	2,680	2,302	4,982
Noninterest expense (3)	(18,539)	(5,047)	(23,586)
Income before provision for income taxes	11,267	215	11,482
Provision for income taxes	(2,480)	(49)	(2,529)
Net income	$8,787	$166	$8,953
Total average assets for period ended	$2,361,014	$540,372	$2,901,386
Full-time employees ("FTEs")	434	128	562

	At or For the Three Months Ended September 30, 2022
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$24,620	$2,907	$27,527
(Provision) recovery for credit losses	(1,811)	93	(1,718)
Noninterest income (2)	3,314	867	4,181
Noninterest expense (3)	(14,471)	(4,867)	(19,338)
Income (loss) before (provision) benefit for income taxes	11,652	(1,000)	10,652
(Provision) benefit for income taxes	(2,400)	206	(2,194)
Net income (loss)	$9,252	$(794)	$8,458
Total average assets for period ended	$2,072,614	$427,368	$2,499,982
FTEs	389	140	529

	At or For the Nine Months Ended September 30, 2023
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$83,332	$9,516	$92,848
Provision for credit losses	(2,555)	(817)	(3,372)
Noninterest income (2)	7,766	7,268	15,034
Noninterest expense (3)	(56,099)	(15,215)	(71,314)
Income before provision for income taxes	32,444	752	33,196
Provision for income taxes	(6,758)	(157)	(6,915)
Net income	$25,686	$595	$26,281
Total average assets for period ended	$2,288,996	$520,513	$2,809,509
FTEs	434	128	562

	At or For the Nine Months Ended September 30, 2022
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$66,983	$7,995	$74,978
Provision for credit losses	(3,727)	(905)	(4,632)
Noninterest income (2)	7,944	6,468	14,412
Noninterest expense (3)	(42,878)	(14,456)	(57,334)
Income (loss) before (provision) benefit for income taxes	28,322	(898)	27,424
(Provision) benefit for income taxes	(5,583)	186	(5,397)
Net income (loss)	$22,739	$(712)	$22,027
Total average assets for period ended	$1,972,376	$403,990	$2,376,366
FTEs	389	140	529

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

(2)

Noninterest income includes activity from certain residential mortgage loans that were initially originated for sale and measured at fair value, and subsequently transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of noninterest income. For the three and nine months ended September 30, 2023, the Company recorded a net decrease in fair value of $343,000 and $285,000, as compared to a net decrease in fair value of $816,000 and $1.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and 2022, there were $15.2 million and $14.2 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from loans held for sale to loans held for investment.

(3)

Noninterest expense includes allocated overhead expense from general corporate activities. Allocation is determined based on a combination of segment assets and FTEs. For the three and nine months ended September 30, 2023 and 2022, the Home Lending segment included allocated overhead expenses of $1.5 million and $4.7 million, respectively.

NOTE 16 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at September 30, 2023, and $2.3 million at December 31, 2022, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in the Branch Purchase on February 24, 2023, and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at September 30, 2023, and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of September 30, 2023, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended September 30, 2023, and the nine months ended September 30, 2023.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2021	$7,490	$(3,430)	$4,060
Amortization	—	(691)	(691)
Balance, December 31, 2022	7,490	(4,121)	3,369
Additions as a result of the Branch Purchase	17,438	—	17,438
Amortization	—	(2,484)	(2,484)
Balance, September 30, 2023	$24,928	$(6,605)	$18,323

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on an accelerated basis over 10 years for the CDI related to the Branch Purchase, on a straight-line basis over 10 years for the CDI related to the Anchor Bank acquisition in  November 2018 (“Anchor Acquisition”) and on an accelerated basis over approximately nine years for the CDI related to the four retail bank purchase from Bank of America on January 22, 2016. Total amortization expense was $1.0 million and $2.5 million for the three and nine months ended September 30, 2023, and $173,000 and $518,000 for the same periods in 2022, respectively.

Amortization expense for CDI is expected to be as follows at September 30, 2023:

Remainder of 2023	$980
2024	3,633
2025	3,191
2026	2,846
2027	2,500
Thereafter	5,173
Total	$18,323

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

	At or For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Noninterest income	2023	2022	2023	2022
In-scope of Topic 606:
Debit card interchange fees	$867	$575	$2,388	$1,702
Deposit service and account maintenance fees	373	237	1,036	678
Noninterest income (in-scope of Topic 606)	1,240	812	3,424	2,380
Noninterest income (out-of-scope and/or immaterial to Topic 606)	3,742	3,369	11,610	12,032
Total noninterest income	$4,982	$4,181	$15,034	$14,412

Deposit Service and Account Maintenance Fees

The Bank earns fees from its deposit customers for account maintenance, transaction-based services, and overdraft charges.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts monthly.  The performance obligation is satisfied and the fees are recognized monthly as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as wire fees, as well as charges against the account, such as fees for non-sufficient funds and overdrafts. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

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

●	potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages, the effects of inflation, a potential recession or slowed economic growth;
●

changes in the interest rate environment, including the recent increases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;

●	the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto;
●	the effects of any federal government shutdown;
●

the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write offs, changes in our allowance for credit losses (“ACL”) for loans, and provision for credit losses on loans that may be impacted by deterioration in the housing and commercial real estate markets;

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
●

legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

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

●	other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services, and
●	other risks described elsewhere in this Form 10‑Q and our other reports filed with or furnished to SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches in suburban communities in the greater Puget Sound area, the Kennewick-Pasco-Richland metropolitan area of Washington, also known as the Tri-Cities, Goldendale, Vancouver, and White Salmon, Washington and Manzanita, Newport, Ontario, Tillamook and Waldport, Oregon. On February 24, 2023, the Company completed its purchase of seven retail bank branches from Columbia State Bank (the “Branch Purchase”) and acquired approximately $425.5 million in deposits and $66.1 million in loans. The seven acquired branches are in the communities of Goldendale, and White Salmon, Washington, and Manzanita, Newport, Ontario, Tillamook, and Waldport, Oregon. The Branch Purchase expanded our Puget Sound-focused retail footprint into southeast Washington and the state of Oregon as well as providing an opportunity to extend our unique brand of community banking into those communities.

The Company also maintains its long-standing indirect consumer lending platform which operates primarily throughout the Western United States and has been expanding its partnership with companies present in other areas of the country as well. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens our relationships within those markets.

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

The Company is a diversified lender with a focus on the origination of one-to-four-family loans, commercial real estate mortgage loans, second mortgage or home equity loan products, consumer loans including indirect home improvement (“fixture secured”) loans which also include solar-related home improvement loans, marine lending, and commercial business loans. As part of our expanding lending products, the Company additionally offers residential mortgage and commercial construction warehouse lending consistent with our business plan to further diversify revenues. Historically, consumer loans, in particular, fixture secured loans had represented the largest portion of the Company’s loan portfolio and had traditionally been the mainstay of the Company’s lending strategy. At September 30, 2023, consumer loans represented 26.6% of the Company’s total gross loan portfolio, compared to 24.6% at September 30, 2022. In recent years, the Company has placed more of an emphasis on real estate lending products, such as one-to-four-family loans, commercial real estate loans, including speculative residential construction loans, and commercial business loans, while growing the current size of the consumer loan portfolio.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large and regionally expanding segment of the consumer loan portfolio. These fixture-secured consumer loans are dependent on the Bank’s contractor/dealer network of 92 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and most recently, New Hampshire with five contractor/dealers responsible for 65.5% of the dollar volume of funded loans for the three months ended September 30, 2023. Management reviewed dealer concentrations and determined, as of September 30, 2023, any dealer owned by the same corporate entity will now be included under that corporate entity and not as a separate dealer. The Company funded $39.0 million or approximately 1,700 loans during the quarter ended September 30, 2023. The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Nine Months Ended		For the Year Ended
	September 30, 2023		December 31, 2022
State	Amount	Percent	Amount	Percent
Washington	$56,814	34.5%	$102,981	32.7%
Oregon	38,002	23.1	73,110	23.2
California	28,557	17.3	59,175	18.8
Idaho	11,573	7.0	22,744	7.2
Colorado	5,489	3.3	14,584	4.6
Arizona	4,935	3.0	5,029	1.6
Nevada	4,070	2.5	4,869	1.5
Minnesota	7,777	4.7	28,503	9.1
Texas	1,246	0.8	572	0.2
Utah	3,887	2.3	2,674	0.9
Massachusetts	453	0.3	137	—
Montana	1,769	1.1	577	0.2
New Hampshire	110	0.1	—	—
Total fixture secured loans	$164,682	100.0%	$314,955	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $151.3 million of one-to-four-family loans (which included loans held for sale, loans held for investment and fixed seconds) in addition to $4.4 million of loans brokered to other institutions through the home lending segment during the three months ended September 30, 2023, of which $117.6 million were sold to investors. Of the loans sold to investors, $76.6 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At September 30, 2023, one-to-four-family residential mortgage loans held for investment, which excludes loans held for sale of $18.6 million, totaled $540.7 million, or 22.5%, of the total gross loan portfolio.

For the three months ended September 30, 2023, one-to-four-family loan originations and refinancing activity decreased as a result of increased market interest rates. Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, will continue to be an important element in our total loan portfolio, and we will continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically mature in six to 18 months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term.

The Company is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs. Deposit flows are influenced by several factors, including interest rates paid on time deposits, other investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities include primarily deposits, including brokered deposits, borrowings, payments on loans, and income provided from operations.

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

The Company’s earnings are also significantly affected by fee income from mortgage banking activities, the provision for (recovery of) credit losses, service charges and fees, gains from sales of assets, operating expenses and income taxes. Most notable of these factors, the Company recorded a provision for credit losses $548,000 for the three months ended September 30, 2023, compared to $1.7 million for the same period one year ago. The decreased provision in the current period was primarily due to a decrease in net loan growth, particularly in consumer loans.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we must make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Management believes that its critical accounting policies include the following:

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

The held-to-maturity portfolio consists entirely of corporate securities. Securities are generally rated investment grade or higher. Securities are analyzed individually to establish a reserve.

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

The Company has elected a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts (“cohorts”), except for the indirect and marine portfolios which are evaluated under a vintage methodology. The vintage methodology measures the expected loss calculation for future periods based on historical performance by the origination period of loans with similar life cycles and risk characteristics. Guaranteed portions of loans are measured with zero risk due to cash collateral and full guaranty.

The PD calculation looks at the historical loan portfolio at points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12-month period. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. In cohorts where the Company’s historical data is insufficient due to a minimal amount of default activity or zero defaults, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs. Additionally, management reviews all other cohorts to determine if index PDs should be used outside of these criteria.

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (non-accrual, charge-off, or greater than 90 days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e., nonaccrual or charge-off). Due to limited charge-off history, management uses index LGDs comprised of rates derived from the LGD experience of other community banks in place of the Company’s historical LGDs.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL for loans. The calculation includes a 12-month PD forecast based on the Company’s regression model comparing peer nonperforming loan ratios to the national unemployment rate. After the forecast period, PD rates revert on a straight-line basis back to long-term historical average rates over a 12-month period. Due to limited default history, management uses index PDs comprised of rates derived from the PD experience of other community banks in place of the Company’s historical PDs.

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

Where the primary and/or expected source of repayment of a specific loan is believed to be the receipt of principal and interest payments from the borrower and/or the refinancing of the loan by another creditor, impairment will generally be measured based upon the present value of expected proceeds discounted at the contractual interest rate. Expected refinancing proceeds may be estimated from review of term sheets received by the borrower from other creditors and/or from the Company’s knowledge of terms generally available from other banks.

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

Fair Value. ASC 820, “Fair Value Measurements and Disclosures,” establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value.  Pricing observability is impacted by several factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).  For additional details, see “Note 11 – Fair Value Measurements” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

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

The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangibles which represents the estimated value of the long-term deposit relationships acquired in the transaction. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The core deposit intangibles are amortized over the estimated useful lives of the deposit accounts based on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness and have generally been estimated to have a life ranging from seven to ten years, with an accelerated rate of amortization. We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our policy is that an impairment loss is recognized, equal to the difference between the asset’s carrying amount and its fair value, if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Estimating future cash flows involves the use of multiple estimates and assumptions, such as those listed above.

The ACL for purchase credit deteriorated (“PCD”) assets is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise. The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions that were described previously in the Allowance for Credit Losses on Loans section.

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

Deferred tax assets and liabilities occur when taxable income is larger or smaller than reported income on the income statements due to accounting valuation methods that differ from tax, as well as tax rate estimates and payments made quarterly and adjusted to actual at the end of the year. Deferred tax assets and liabilities are temporary differences deductible or payable in future periods. The Company had net deferred tax assets of $7.4 million and $6.7 million, at September 30, 2023 and December 31, 2022, respectively.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Assets. Total assets increased $287.2 million to $2.92 billion at September 30, 2023, from $2.63 billion at December 31, 2022, primarily due to an increase in loans receivable, net of $184.7 million, approximately $60.1 million of which was acquired in the Branch Purchase, as well as increases in total cash and cash equivalents of $39.2 million, securities available-for-sale of $22.7 million, CDI, net of $15.0 million, certificates of deposit (“CDs”) at other financial institutions of $12.9 million, other assets of $9.3 million, premises and equipment of $5.8 million, accrued interest receivable of $2.8 million, and goodwill of $1.3 million. These increases were partially offset by decreases in FHLB stock of $6.9 million and loans held for sale of $1.5 million.

Loans receivable, net increased $184.7 million to $2.38 billion at September 30, 2023, from $2.19 billion at December 31, 2022, which included approximately $60.1 million in loans acquired in the Branch Purchase. Total real estate loans increased $84.7 million, including increases in one-to-four-family loans of $71.2 million, commercial real estate loans of $30.6 million, multi-family loans of $23.9 million, and home equity loans of $11.7 million, partially offset by a decrease in construction and development loans of $52.7 million. Undisbursed construction and development loan commitments decreased $40.5 million, to $161.2 million at September 30, 2023, as compared to $201.7 million at December 31, 2022. Consumer loans increased $70.5 million primarily due to an increase of $66.7 million in indirect home improvement loans and $3.3 million in marine loans. Commercial business loans increased $32.0 million as a result of an increase in commercial and industrial lending of $39.7 million, partially offset by a decrease in warehouse lending of $7.7 million.

Loans held for sale, consisting of one-to-four-family loans, decreased by $1.5 million to $18.6 million at September 30, 2023, from $20.1 million at December 31, 2022. The Company continues to invest in its home lending operations and strategically add production staff in the markets we serve.

One-to-four-family loan originations for the nine months ended September 30, 2023, included $292.3 million of loans originated for sale, $117.3 million of portfolio loans including first and second liens, and $12.3 million of loans brokered to other institutions.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2023		2022
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$387,211	91.8%	$549,259	78.7%	$(162,048)	(29.5)%
Refinance	34,635	8.2	148,335	21.3	(113,700)	(76.7)%
Total	$421,846	100.0%	$697,594	100.0%	$(275,748)	(39.5)%

During the nine months ended September 30, 2023, the Company sold $320.9 million of one-to-four-family loans compared to sales of $639.0 million for the same period one year ago. Gross margin on home loan sales increased to 3.07% for the nine months ended September 30, 2023, compared to 2.85% for the nine months ended September 30, 2022. Gross margin is defined as the margin on loans sold (cash sales) without the impact of deferred costs.

The ACL for loans was $30.5 million or 1.27% of gross loans receivable (excluding loans held for sale), at September 30, 2023, compared to $28.0 million or 1.26% of gross loans receivable (excluding loans held for sale), at December 31, 2022. The increase was primarily due to an increase in loans and increased reserves on individually evaluated nonaccrual loans.

Loans classified as substandard decreased $1.0 million to $19.2 million at  September 30, 2023, compared to $20.2 million at  December 31, 2022. The decrease was primarily due to a decrease of $1.8 million in commercial real estate loans, partially offset by increases of $600,000 in indirect home improvement loans and $200,000 in one-to-four-family loans. Nonperforming loans, consisting solely of nonaccrual loans, decreased $3.1 million to $5.6 million at  September 30, 2023, from $8.7 million at  December 31, 2022. The ratio of nonperforming loans to total gross loans was 0.23% at September 30, 2023, compared to 0.39% at  December 31, 2022. There was one OREO property in the amount of $570,000 (a closed branch in Centralia, Washington) at both  September 30, 2023 and  December 31, 2022.

Liabilities. Total liabilities increased $268.2 million to $2.67 billion at September 30, 2023, from $2.40 billion at December 31, 2022, primarily due to increases of $326.7 million in deposits, $5.3 million in other liabilities and $795,000 in operating lease liability, offset by a decrease of $64.6 million in borrowings.

Total deposits increased $326.7 million to $2.45 billion at September 30, 2023, from $2.13 billion at December 31, 2022, due to the Branch Purchase in which we acquired approximately $424.9 million in deposits. CDs increased $287.2 million to $1.02 billion at September 30, 2023, from $729.8 million at December 31, 2022. Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) increased $200.3 million to $889.6 million at September 30, 2023, from $689.3 million at December 31, 2022, due to increases of $105.7 million in noninterest-bearing checking, $84.3 million in interest-bearing checking and $10.3 in escrow accounts related to mortgages serviced. Money market and savings accounts decreased $160.8 million to $547.9 million at September 30, 2023, from $708.6 million at December 31, 2022 as depositors shifted funds to higher yielding CDs and other investment alternatives.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	September 30,	December 31,
	2023	2022
Noninterest-bearing checking	$643,670	$537,938
Interest-bearing checking (1)	219,469	135,127
Savings	157,901	134,358
Money market (2)	389,962	574,290
CDs less than $100,000 (3)	527,032	440,785
CDs of $100,000 through $250,000	406,545	195,447
CDs of $250,000 and over (4)	83,377	93,560
Escrow accounts related to mortgages serviced (5)	26,488	16,236
Total	$2,454,444	$2,127,741

(1)	Includes $50.1 million and $2.3 million of brokered deposits at September 30, 2023 and December 31, 2022, respectively.
(2)	Includes $51,000 and $59.7 million of brokered deposits at September 30, 2023 and December 31, 2022, respectively.
(3)	Includes $323.3 million and $332.0 million of brokered CDs at September 30, 2023 and December 31, 2022, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $591.6 million or 24.1% of total deposits, at September 30, 2023, compared to approximately $560.0 million or 26.3% of total deposits at December 31, 2022. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

At September 30, 2023, borrowings totaled $121.9 million and were comprised of advances from the Federal Reserve Bank’s Term Funding Program of $90.0 million, overnight funding of $28.0 million, and advances from the and FHLB fixed-rate advances of $3.9 million.  Borrowings decreased $64.6 million to $121.9 million at September 30, 2023, from $186.5 million of FHLB advances at December 31, 2022.  The decrease was partially attributable to a shift in funding mix to brokered CDs.

Stockholders’ Equity. Total stockholders’ equity increased $19.0 million to $250.7 million at September 30, 2023, from $231.7 million at December 31, 2022. The increase in stockholders’ equity at September 30, 2023, compared to December 31, 2022, was primarily due to net income of $26.3 million, partially offset by dividends paid of $5.8 million. In addition, stockholders’ equity was positively impacted by unrealized gains on fair value and cash flow hedges of $3.6 million, net of tax, and unrealized net losses in securities available-for-sale of $7.3 million, net of tax, reflecting changes in market interest rates during the period, resulting in a $3.8 million decrease in accumulated other comprehensive income. Book value per common share was $32.58 at September 30, 2023, compared to $30.42 at December 31, 2022.

We calculated book value per share at September 30, 2023, based on 7,693,951 common shares, which was the difference between the 7,796,095 reported common shares and 102,144 unvested restricted stock shares outstanding as of that date. We calculated book value per share at December 31, 2022, based on 7,617,655 common shares, which was the difference between the 7,736,185 reported common shares and 118,530 unvested restricted stock shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

General. Net income was $9.0 million for the three months ended September 30, 2023, and $8.5 million for the three months ended September 30, 2022. The increase in net income for the three months ended September 30, 2023, was primarily due to a $3.1 million or 11.3% increase in net interest income, a $1.2 million or 68.1% decrease in the provision for credit losses, and an $801,000 or 19.2% increase in noninterest income, partially offset by a $4.2 million or 22.0% increase in noninterest expense and a $335,000 or 15.3% increase in provision for income taxes.

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

(Dollars in thousands)	For the Three Months Ended			For the Three Months Ended
	September 30, 2023			September 30, 2022
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,423,691	$39,874	6.53%	$2,083,561	$29,563	5.63%
Taxable AFS mortgage-backed securities (3)	99,575	416	1.66%	83,981	440	2.08%
Taxable AFS investment securities (3)	66,237	1,433	8.58%	61,052	301	1.96%
Tax-exempt AFS investment securities (3)	128,336	621	1.92%	131,973	633	1.90%
Taxable HTM investment securities	8,500	107	4.99%	8,500	108	5.04%
FHLB stock	4,626	53	4.55%	7,924	113	5.66%
Interest-bearing deposits at other financial institutions	68,369	766	4.45%	29,080	146	1.99%
Total interest-earning assets	2,799,334	43,270	6.13%	2,406,071	31,304	5.16%
Noninterest-earning assets	102,052			69,601
Total assets	$2,901,386			$2,475,672
LIABILITIES
Savings and money market	$570,786	1,529	1.06%	$829,460	1,303	0.62%
Interest-bearing checking	187,746	643	1.36%	153,054	100	0.26%
Certificates of deposit	982,725	8,290	3.35%	475,533	1,193	1.00%
Borrowings	138,013	1,689	4.86%	119,150	696	2.32%
Subordinated notes	49,500	485	3.89%	49,434	485	3.89%
Total interest-bearing liabilities	1,928,770	12,636	2.60%	1,626,631	3,777	0.92%
Noninterest-bearing accounts	676,000			588,492
Other noninterest-bearing liabilities	39,365			32,663
Total liabilities	$2,644,135			$2,247,786
Net interest income		$30,634			$27,527
Net interest rate spread			3.53%			4.24%
Net earning assets	$870,564			$779,440
Net interest margin			4.34%			4.54%
Average interest-earning assets to average interest-bearing liabilities	145.14%			147.92%

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Includes net deferred fee recognition of $1.4 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively.
(3)	Shown at amortized cost.

Net Interest Income. Net interest income increased $3.1 million to $30.6 million for the three months ended September 30, 2023, from $27.5 million for the three months ended September 30, 2022, as a result of an increase in interest income on loans, taxable AFS investment securities and interest-bearing deposits at other financial institutions, partially offset by an increase in interest expense. Total interest income increased $12.0 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase of $10.3 million in interest income on loans receivable, including fees, primarily due to new loans being originated at higher rates and variable-rate loans repricing higher following recent increases in market interest rates. In addition, interest income on taxable AFS investment securities and interest-bearing deposits at other financial institutions increased $1.1 million and $620,000, respectively, during the three months ended September 30, 2023, compared to the same period in 2022, primarily due to recent increases in market interest rates. Total interest expense increased $8.9 million for the three months ended September 30, 2023, primarily as a result of higher market interest rates, higher utilization of borrowings and a shift in deposit mix from transactional accounts to higher cost CDs.

Net interest margin (“NIM”) decreased 20 basis points to 4.34% for the three months ended September 30, 2023, from 4.54% for the same quarter in the prior year. The decrease in NIM reflects the rise of average balances of higher costing CDs and borrowings which reduced the impact of new loan originations at higher interest rates and variable rate interest-earning assets repricing higher following recent increases in market interest rates.

Interest Income. Interest income for the three months ended September 30, 2023, increased $12.0 million to $43.3 million, from $31.3 million for the three months ended September 30, 2022. The increase during the period was primarily attributable to the $393.3 million increase in the average balance of total interest-earning assets and a 97-basis point increase in the average yield on total interest-earning assets.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2023 and 2022:

(Dollars in thousands)	Three Months Ended September 30,
	2023		2022
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)	$2,423,691	6.53%	$2,083,561	5.63%	$10,311
Taxable AFS mortgage-backed securities (2)	99,575	1.66	83,981	2.08	(24)
Taxable AFS investment securities (2)	66,237	8.58	61,052	1.96	1,132
Tax-exempt AFS investment securities (2)	128,336	1.92	131,973	1.90	(12)
Taxable HTM investment securities	8,500	4.99	8,500	5.04	(1)
FHLB stock	4,626	4.55	7,924	5.66	(60)
Interest-bearing deposits at other financial institutions	68,369	4.45	29,080	1.99	620
Total interest-earning assets	$2,799,334	6.13%	$2,406,071	5.16%	$11,966

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Shown at amortized cost.

Interest Expense. Interest expense increased $8.9 million to $12.6 million for the three months ended September 30, 2023, from $3.8 million for the same prior year quarter, primarily due to an increase of interest expense on deposits of $7.9 million and on borrowings of $993,000. The average cost of funds for total interest-bearing liabilities increased 168 basis points to 2.60% for the three months ended September 30, 2023, from 0.92% for the three months ended September 30, 2022. The increase in interest expense was predominantly due to an increase in cost for deposits and borrowings as well as an increase in the average balances of CDs and borrowings. The average cost of total interest-bearing deposits increased 167 basis points to 2.38%, for the three months ended September 30, 2023, compared to 0.71%, for the three months ended September 30, 2022. The average cost of funds, including noninterest-bearing checking, increased 124 basis points to 1.92% for the three months ended September 30, 2023, from 0.68% for the three months ended September 30, 2022.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the three months ended September 30, 2023 and 2022:

(Dollars in thousands)	Three Months Ended September 30,
	2023		2022
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$570,786	1.06%	$829,460	0.62%	$226
Interest-bearing checking	187,746	1.36	153,054	0.26	543
Certificates of deposit	982,725	3.35	475,533	1.00	7,097
Borrowings	138,013	4.86	119,150	2.32	993
Subordinated note	49,500	3.89	49,434	3.89	—
Total interest-bearing liabilities	$1,928,770	2.60%	$1,626,631	0.92%	$8,859

Provision for Credit Losses. For the three months ended September 30, 2023, the provision for credit losses was $548,000, consisting of a $684,000 provision for credit losses on loans and a $14,000 provision for credit losses on securities held-to-maturity, partially offset by a $149,000 reversal of the allowance for credit losses on unfunded loan commitments, compared to $1.7 million provision for credit losses for the three months ended September 30, 2022, consisting of a $2.0 million provision for credit losses on loans, offset by a $305,000 reversal of credit losses on unfunded loan commitments. The provision for credit losses on loans reflects the increase in total loans receivable and net charge-offs for the three months ended September 30, 2023, while the reversal of the allowance for credit losses on unfunded loan commitments for the three months ended September 30, 2023, was a result of a decrease in total unfunded commitments during current quarter.

During the three months ended September 30, 2023, net loan charge-offs totaled $533,000, compared to $563,000 during the three months ended September 30, 2022. The decrease was primarily due to decreases in net charge-offs of $388,000 in deposit overdrafts and $35,000 in marine loans, partially offset by net increases of $387,000 in indirect home improvement loans and $3,000 in other loans. A further decline in national and local economic conditions, as a result the effects of inflation, a potential recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL for loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income increased $801,000 to $5.0 million for the three months ended September 30, 2023, from $4.2 million for the three months ended September 30, 2022. The increase reflects a $555,000 increase in service charges and fee income, primarily as a result of a $588,000 increase in deposit fees, including interchange income, and an increase of $473,000 in gain on sale of loans, partially offset by a $239,000 decrease other noninterest income. As of September 30, 2023, the servicing rights were being amortized over an approximate six-year period. Gross margin on home loan sales increased to 3.08% for the three months ended September 30, 2023, from 2.85% for the three months ended September 30, 2022.

Noninterest Expense. Noninterest expense increased $4.2 million to $23.6 million for the three months ended September 30, 2023, from $19.3 million for the three months ended September 30, 2022. The increase was primarily the result a $2.1 million increase in salaries and benefits, largely due to an increase in the number of FTEs as a result of the Branch Acquisition. Other increases included $829,000 in amortization of CDI, $597,000 in operations expense, $293,000 in data processing, $244,000 in occupancy expense, and $232,000 in marketing and advertising, offset by a decrease of $182,000 in loan costs.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, worsened to 66.22% for the three months ended September 30, 2023, compared to 60.99% for the three months ended September 30, 2022, primarily due to the increase in noninterest expenses, much of which was related to the Branch Acquisition.

Provision for Income Taxes. For the three months ended September 30, 2023, the Company recorded a provision for income taxes of $2.5 million as compared to $2.2 million for the three months ended September 30, 2022. The increase in the income taxes provision was primarily due to an $830,000 increase in pre-tax income during the three months ended September 30, 2023, as compared to the same quarter last year. The effective corporate income tax rates for the three months ended September 30, 2023 and 2022 were 22.0% and 20.6%, respectively. The increase in the effective corporate income tax rate was attributable to a decrease in nontaxable income between periods.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

General. Net income was $26.3 million for the nine months ended September 30, 2023, and $22.0 million for the nine months ended September 30, 2022. The increase in net income for the nine months ended September 30, 2023 compared to the same period in 2022, was primarily due to a $17.9 million, or 23.8%, increase in net interest income and a $1.3 million, or 27.2%, decrease in the provision for credit losses, partially offset by a $14.0 million, or 24.4%, increase in noninterest expense and a $1.5 million, or 28.1%, increase in provision for income taxes.

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

(Dollars in thousands)	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2023			September 30, 2022
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,362,885	$114,082	6.46%	$1,953,305	$77,885	5.33%
Taxable AFS mortgage-backed securities (3)	87,357	1,162	1.78%	87,687	1,466	2.24%
Taxable AFS investment securities (3)	60,283	2,961	6.57%	61,103	852	1.86%
Tax-exempt AFS investment securities (3)	129,195	1,885	1.95%	130,605	1,858	1.90%
Taxable HTM investment securities	8,500	322	5.06%	7,943	301	5.07%
FHLB stock	5,190	210	5.41%	5,716	212	4.96%
Interest-bearing deposits at other financial institutions	67,163	2,127	4.23%	34,705	301	1.16%
Total interest-earning assets	2,720,573	122,749	6.03%	2,281,064	82,875	4.86%
Noninterest-earning assets	88,936			79,273
Total assets	$2,809,509			$2,360,337
LIABILITIES
Savings and money market	$640,461	4,071	0.85%	$792,036	2,397	0.40%
Interest-bearing checking	171,192	1,111	0.87%	186,856	353	0.25%
Certificates of deposit	892,035	19,514	2.92%	412,289	2,688	0.87%
Borrowings	107,254	3,749	4.67%	64,855	1,003	2.07%
Subordinated notes	49,484	1,456	3.93%	49,417	1,456	3.94%
Total interest-bearing liabilities	1,860,426	29,901	2.15%	1,505,453	7,897	0.70%
Noninterest-bearing accounts	664,319			588,172
Other noninterest-bearing liabilities	36,095			31,346
Total liabilities	$2,560,840			$2,124,971
Net interest income		$92,848			$74,978
Net interest rate spread			3.88%			4.16%
Net earning assets	$860,147			$775,611
Net interest margin			4.56%			4.39%
Average interest-earning assets to average interest-bearing liabilities	146.23%			151.52%

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Includes net deferred fee recognition of $4.7 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)	Shown at amortized cost.

Net Interest Income. Net interest income increased $17.9 million to $92.8 million for the nine months ended September 30, 2023, from $75.0 million for the nine months ended September 30, 2022. This increase was primarily the result of an increase in loans and variable rate loans repricing higher and, to a lesser extent, increases in interest income from taxable AFS investment securities and interest-bearing deposits at other financial institutions, partially offset by an increase in interest expense.

Total interest income increased $39.9 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase of $36.2 million in interest income on loans receivable, including fees, primarily due to new loans being originated at higher rates and variable-rate loans repricing higher following recent increases in market interest rates. In addition, interest income on taxable AFS investment securities and interest-bearing deposits at other financial institutions increased $1.8 million and $1.8 million, respectively, during the three months ended September 30, 2023 compared to the same period in 2022, primarily due to recent increases in market interest rates. Total interest expense increased $22.0 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily as a result of higher interest rates, higher utilization of borrowings and a shift in deposit mix from transactional accounts to higher cost CDs.

NIM increased 17 basis points to 4.56% for the nine months ended September 30, 2023, from 4.39% for the same period in the prior year. The increase in NIM reflects new loan originations at higher interest rates and variable rate interest-earning assets repricing higher following recent increases in market interest rates. The benefit of the higher rates and increase in interest earning assets was partially offset by rising deposit and borrowing costs. Increases in average balances of higher costing CDs and borrowings placed additional pressure on NIM.

Interest Income. Interest income for the nine months ended September 30, 2023, increased $39.9 million to $122.7 million, from $82.9 million for the nine months ended September 30, 2022. The increase during the period was primarily attributable to a $439.5 million increase in the average balance of total interest-earning assets and a 117-basis point increase in the average yield on total interest-earning assets.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended September 30, 2023 and 2022:

(Dollars in thousands)	Nine Months Ended September 30,
	2023		2022
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)	$2,362,885	6.46%	$1,953,305	5.33%	$36,197
Taxable AFS mortgage-backed securities (2)	87,357	1.78	87,687	2.24	(304)
Taxable AFS investment securities (2)	60,283	6.57	61,103	1.86	2,109
Tax-exempt AFS investment securities (2)	129,195	1.95	130,605	1.90	27
Taxable HTM investment securities	8,500	5.06	7,943	5.07	21
FHLB stock	5,190	5.41	5,716	4.96	(2)
Interest-bearing deposits at other financial institutions	67,163	4.23	34,705	1.16	1,826
Total interest-earning assets	$2,720,573	6.03%	$2,281,064	4.86%	$39,874

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Shown at amortized cost.

Interest Expense. Interest expense increased $22.0 million to $29.9 million for the nine months ended September 30, 2023, from $7.9 million for the same period in the prior year, primarily due to an increase of interest expense on deposits of $19.3 million, primarily higher costing CDs, and on borrowings of $2.7 million. The average cost of funds for total interest-bearing liabilities increased 145 basis points to 2.15% for the nine months ended September 30, 2023, from 0.70% for the nine months ended September 30, 2022. The increase in interest expense was predominantly due to the increase in market rate for deposits, a shift in deposits to higher costing CDs, and an increase in the average balance of borrowings. The average cost of total interest-bearing deposits increased 142 basis points to 1.94%, for the nine months ended September 30, 2023, compared to 0.52%, for the nine months ended September 30, 2022. The average cost of funds, including noninterest-bearing checking, increased 108 basis points to 1.58% for the nine months ended September 30, 2023, from 0.50% for the nine months ended September 30, 2022.

The following table details average balances of interest-bearing liabilities, associated rates and resulting changes in interest expense for the nine months ended September 30, 2023 and 2022:

(Dollars in thousands)	Nine Months Ended September 30,
	2023		2022
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$640,461	0.85%	$792,036	0.40%	$1,674
Interest-bearing checking	171,192	0.87	186,856	0.25	758
Certificates of deposit	892,035	2.92	412,289	0.87	16,826
Borrowings	107,254	4.67	64,855	2.07	2,746
Subordinated note	49,484	3.93	49,417	3.94	—
Total interest-bearing liabilities	$1,860,426	2.15%	$1,505,453	0.70%	$22,004

Provision for Credit Losses. For the nine months ended September 30, 2023, the provision for credit losses was $3.4 million, consisting of a $4.1 million provision for credit losses on loans partially offset by a $745,000 reversal of the allowance for credit losses on unfunded loan commitments, compared to a $4.6 million provision for credit losses for the nine months ended September 30, 2022, consisting of a $4.5 million provision for credit losses on loans and a $180,000 provision for credit losses on unfunded loan commitments. The provision for credit losses on loans reflects the increase in total loans receivable, increased net charge-offs, and increased reserves on individually evaluated nonaccrual loans. The reversal of the allowance for credit losses on unfunded loan commitments for the nine months ended September 30, 2023, was a result of a decrease in total unfunded commitments during current period.

During the nine months ended September 30, 2023, net loan charge-offs totaled $1.6 million, compared to $843,000 during the nine months ended September 30, 2022. The increase was primarily due to increases in net charge-offs of $972,000 in indirect home improvement loans, $164,000 in marine loans, $10,000 in home equity loans, and $2,000 in other loans, offset by a net decrease of $400,000 in deposit overdrafts charge-offs. Management attributes the increase in net charge-offs primarily to volatile economic conditions. A further decline in national and local economic conditions, as a result the effects of inflation, a potential recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL for loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income increased $622,000 to $15.0 million for the nine months ended September 30, 2023, from $14.4 million for the nine months ended September 30, 2022. The increase reflects a $2.2 million increase in service charges and fee income, primarily as a result of a $1.5 million increase in deposit fees, including interchange income, and a $871,000 increase in servicing fee income from non-portfolio serviced loans, net of mortgage servicing rights amortization, and a $391,000 increase in other noninterest income, partially offset by decreases of $2.0 million in gain on sale of loans due primarily to a reduction in origination and sales volume of loans held for sale. Gross margin on home loan sales increased to 3.07% for the nine months ended September 30, 2023, from 2.85% for the nine months ended September 30, 2022.

Noninterest Expense. Noninterest expense increased $14.0 million to $71.3 million for the nine months ended September 30, 2023, from $57.3 million for the nine months ended September 30, 2022. The increase was primarily a result of a $5.8 million increase in salaries and benefits largely due to an increase in the number of FTEs as a result of the Branch Acquisition. Other increases included $2.1 million in operations, $2.0 million in amortization of core deposit intangible, $1.6 million in acquisition costs, $928,000 in FDIC insurance due to asset growth and an increase in assessment rates, $845,000 in occupancy expense, $729,000 in data processing, and $420,000 in marketing and advertising, offset by a decrease of $386,000 in professional and board fees.

The efficiency ratio weakened to 66.10% for the nine months ended September 30, 2023, compared to 64.14% for the nine months ended September 30, 2022, primarily representing the increase in noninterest expense due to the Branch Acquisition.

Provision for Income Taxes. For the nine months ended September 30, 2023, the Company recorded a provision for income taxes of $6.9 million as compared to $5.4 million for the nine months ended September 30, 2022. The increase in the income tax provision was primarily due to a $5.8 million increase in pre-tax income during the nine months ended September 30, 2023, as compared to the same period last year. The effective corporate income tax rates for the nine months ended September 30, 2023 and 2022 were 20.8% and 19.7%, respectively. The increase in the effective corporate income tax rate was attributable to a decrease in nontaxable income between periods.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit runoff that may occur in the normal course of business. The Company relies on several different sources to meet potential liquidity demands. The primary sources are increases in deposit accounts, FHLB advances, purchases of federal funds, sale of securities available-for-sale, cash flows from loan payments, sales of one-to-four-family loans held for sale, and maturing securities. While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2023, the Bank’s total borrowing capacity was $672.0 million with the FHLB of Des Moines, with unused borrowing capacity of $667.7 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At September 30, 2023, the Bank held approximately $1.03 billion in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $222.3 million and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at September 30, 2023. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit. At September 30, 2023, the Bank held approximately $629.3 million in loans that qualify as collateral for the FRB line of credit. Additionally, securities with a carrying value of $73.7 million were pledged primarily to provide contingent liquidity through the Bank Term Funding Program at the Federal Reserve Bank at September 30, 2023, with a current limit of $90.0 million and no unused borrowing capacity. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $492.7 million at September 30, 2023. Total brokered deposits at September 30, 2023 were $373.5 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At September 30, 2023, outstanding loan commitments, including unused lines of credit totaled $548.5 million. The Company purchased $46.9 million in securities during the nine months ended September 30, 2023. Securities purchased during the nine months ended September 30, 2022 totaled $24.0 million. Securities repayments, maturities and sales in those periods were $13.5 million and $17.8 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the nine months ended September 30, 2023 and 2022, the Bank sold $320.9 million and $663.8 million in loans and loan participation interests, respectively.

The Bank’s liquidity has been positively impacted by increases in deposit levels. Total deposits increased $326.7 million during the nine months ended September 30, 2023 primarily driven by the Branch Purchase with assumed deposits remaining of $301.2 million and growth in CDs. CDs scheduled to mature in three months or less at September 30, 2023, totaled $338.8 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank. Excess liquidity from the Branch Purchase was used to repay borrowings.

For the remainder of 2023, we project that fixed commitments will include $483,000 of operating lease payments. No FHLB advances are scheduled to mature for the remainder of 2023. For information regarding our operating leases, see “Note 7 – Leases” of the Notes to Consolidated Financial Statements included in this report.

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

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. The unrestricted cash of FS Bancorp held at the Bank on an unconsolidated basis totaled $8.7 million at September 30, 2023. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2023 at this rate of $0.25 per share, our total dividends paid each quarter would be approximately $1.9 million based on the number of the current outstanding shares as of September 30, 2023.

Under FS Bancorp’s current stock repurchase program, approximately $4.7 million remained available for future repurchases as of September 30, 2023. See “Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities” in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

At September 30, 2023, FS Bancorp, on an unconsolidated basis, had $8.7 million in unrestricted cash to meet liquidity needs.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2023, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well-capitalized status under the capital categories of the FDIC. Based on capital levels at September 30, 2023, the Bank was considered to be well capitalized. At September 30, 2023, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 10.3%, 11.8%, 13.1%, and 11.8%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2023, FS Bancorp would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for FS Bancorp at September 30, 2023 were 8.9% for Tier 1 leverage-based capital, 10.2% for Tier 1 risk-based capital, 13.4% for total risk-based capital, and 10.2% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 – Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Exchange Act was carried out as of September 30, 2023 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2023:

Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan or Program	Plan or Program
July 1, 2023 - July 31, 2023	—	$—	—	$—
August 1, 2023 - August 31, 2023(1)	11,006	$30.73	11,006	$4,661,786
September 1, 2023 - September 30, 2023	—	—	—	—
Total for the quarter	11,006	$30.73	11,006	$4,661,786

(1) 11,006 shares were surrendered by participants included in the 2018 Equity Incentive Plan in satisfaction of payment for withholding taxes for vesting of restricted stock shares .

On August 15, 2023, the Company announced that its Board of Directors authorized the implementation of a stock repurchase program for the repurchase up to $5.0 million of shares, or 2.5% of its outstanding shares of common stock as of that date, in the open market, in privately negotiated transactions or shares withheld upon the exercise of equity awards from time to time over a 12-month period until July 31, 2024, at such prices as may be determined by the Company's management, such program to commence no sooner than the third trading day after the public announcement of this repurchase program.

The repurchase program permits shares to be repurchased in open market or private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission (“SEC”).

Repurchases will be made at management's discretion at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance.  Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a)	None.

(b)	None.

(c)

Trading Plans. During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

3.1	Articles of Incorporation of FS Bancorp, Inc. (1)
3.2	Bylaws of FS Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (3)
4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto (3)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
10.9	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (5)
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (6)
10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (6)
10.14	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.15	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (333‑177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑355589).
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-192990) filed on December 20, 2013 and incorporated by reference.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001‑35589).
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23, 2018.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-265729) filed on June 21, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: November 8, 2023	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)