Form 10-Q
period 2024-03-31
FS Bancorp, Inc.
filed 2024-05-10
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2024, there were 7,796,048 outstanding shares of the registrant’s common stock.

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts) (Unaudited)

	March 31,	December 31,
ASSETS	2024	2023
Cash and due from banks	$17,149	$17,083
Interest-bearing deposits at other financial institutions	28,257	48,608
Total cash and cash equivalents	45,406	65,691
Certificates of deposit at other financial institutions	23,222	24,167
Securities available-for-sale, at fair value (amortized cost of $309,959 and $328,695, net of allowance for credit losses of $0 and $0, respectively)	279,643	292,933
Securities held-to-maturity, net of allowance for credit losses of $45 and $45 (fair value of $7,785 and $7,666, respectively)	8,455	8,455
Loans held for sale, at fair value	49,957	25,668
Loans receivable, net of allowance for credit losses of $31,479 and $31,534 (includes $15,003 and $15,088 of loans at fair value, respectively)	2,415,379	2,401,481
Accrued interest receivable	14,455	14,005
Premises and equipment, net	30,326	30,578
Operating lease right-of-use (“ROU”) assets	6,202	6,627
Federal Home Loan Bank (“FHLB”) stock, at cost	2,909	2,114
Deferred tax asset, net	4,832	6,725
Bank owned life insurance (“BOLI”), net	37,958	37,719
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	9,009	9,090
MSRs held for sale, held at the lower of cost or fair value	—	8,086
Goodwill	3,592	3,592
Core deposit intangible, net	16,402	17,343
Other assets	21,958	18,395
TOTAL ASSETS	$2,969,705	$2,972,669
LIABILITIES
Deposits:
Noninterest-bearing accounts	$646,899	$670,831
Interest-bearing accounts	1,818,398	1,851,492
Total deposits	2,465,297	2,522,323
Borrowings	129,940	93,746
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(456)	(473)
Total subordinated notes less unamortized debt issuance costs	49,544	49,527
Operating lease liabilities	6,410	6,848
Other liabilities	40,582	35,737
Total liabilities	2,691,773	2,708,181
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,805,795 and 7,800,545 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	78	78
Additional paid-in capital	57,552	57,362
Retained earnings	236,720	230,354
Accumulated other comprehensive loss, net of tax	(16,418)	(23,306)
Total stockholders’ equity	277,932	264,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,969,705	$2,972,669

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except shares and per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME
Loans receivable, including fees	$40,997	$35,992
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	3,883	2,620
Total interest and dividend income	44,880	38,612
INTEREST EXPENSE
Deposits	12,882	6,624
Borrowings	1,167	841
Subordinated notes	485	485
Total interest expense	14,534	7,950
NET INTEREST INCOME	30,346	30,662
PROVISION FOR CREDIT LOSSES	1,399	2,108
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	28,947	28,554
NONINTEREST INCOME
Service charges and fee income	2,552	2,608
Gain on sale of loans held for sale	1,838	1,476
Gain on sale of MSRs	8,215	—
Loss on sale of investment securities	(7,998)	—
Earnings on cash surrender value of BOLI	240	221
Other noninterest income	264	914
Total noninterest income	5,111	5,219
NONINTEREST EXPENSE
Salaries and benefits	13,557	13,864
Operations	3,008	2,692
Occupancy	1,705	1,520
Data processing	1,958	1,568
Loan costs	585	470
Professional and board fees	923	678
Federal Deposit Insurance Corporation (“FDIC”) insurance	532	580
Marketing and advertising	227	190
Acquisition costs	—	1,501
Amortization of core deposit intangible	941	459
Impairment of MSRs	93	2
Total noninterest expense	23,529	23,524
INCOME BEFORE PROVISION FOR INCOME TAXES	10,529	10,249
PROVISION FOR INCOME TAXES	2,132	2,037
NET INCOME	$8,397	$8,212
Basic earnings per share	$1.07	$1.06
Diluted earnings per share	$1.06	$1.04

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$8,397	$8,212
Other comprehensive income:
Securities available-for-sale:
Unrealized holding (loss) gain during period	(2,552)	6,136
Income tax benefit (provision) related to unrealized holding (loss) gain	549	(1,320)
Reclassification adjustment for realized loss, net included in net income	7,998	—
Income tax provision related to reclassification for realized loss, net	(1,719)	—
Derivative financial instruments:
Unrealized derivative gain (loss) during period	5,050	(1,517)
Income tax (provision) benefit related to unrealized derivative gain (loss)	(1,086)	322
Reclassification adjustment for realized gain, net included in net income	(1,722)	(907)
Income tax provision related to reclassification, net	370	195
Other comprehensive income, net of tax	6,888	2,909
COMPREHENSIVE INCOME	$15,285	$11,121

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts) (Unaudited)

Three Months Ended March 31, 2024 and 2023

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2023	7,736,185	$77	$55,187	$202,065	$(25,632)	$231,697
Net income	—	$—	—	8,212	—	$8,212
Dividends paid ($0.25 per share)	—	$—	—	(1,935)	—	$(1,935)
Share-based compensation	—	$—	654	—	—	$654
Issuance of common stock-employee stock purchase plan	7,350	$—	271	—	—	$271
Restricted stock awards forfeited	(4,812)	$—	—	—	—	$—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(440)	$—	(16)	—	—	$(16)
Stock options exercised, net	5,000	$—	42	—	—	$42
Other comprehensive income, net of tax	—	$—	—	—	2,909	$2,909
BALANCE, March 31, 2023	7,743,283	$77	$56,138	$208,342	$(22,723)	$241,834

BALANCE, January 1, 2024	7,800,545	$78	$57,362	$230,354	$(23,306)	$264,488
Net income	—	$—	—	8,397	—	$8,397
Dividends paid ($0.26 per share)	—	$—	—	(2,031)	—	$(2,031)
Share-based compensation	—	$—	395	—	—	$395
Issuance of common stock- employee stock purchase plan	9,250	$—	302	—	—	$302
Common stock repurchased - repurchase plan	(17,612)	$—	—	—	—	$—
Restricted stock awards forfeited	(4,000)	$—	—	—	—	$—
Stock options exercised, net	17,612	$—	(507)	—	—	$(507)
Other comprehensive income, net of tax	—	$—	—	—	6,888	$6,888
BALANCE, March 31, 2024	7,805,795	$78	$57,552	$236,720	$(16,418)	$277,932

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net income	$8,397	$8,212
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	1,399	2,108
Depreciation, amortization and accretion	2,835	3,358
Compensation expense related to stock options and restricted stock awards	395	654
Change in cash surrender value of BOLI	(240)	(221)
Gain on sale of loans held for sale	(1,838)	(1,476)
Gain on sale of MSRs	(8,215)	—
Loss on sale of investment securities	7,998	—
Origination of loans held for sale	(109,554)	(73,050)
Proceeds from sale of loans held for sale	94,874	78,316
Impairment of MSRs	93	2
Changes in operating assets and liabilities
Accrued interest receivable	(450)	(662)
Other assets	(496)	(470)
Other liabilities	5,079	1,700
Net cash from operating activities	277	18,471
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	44,036	—
Maturities, prepayments, and calls	4,293	2,497
Purchases	(38,009)	—
Maturities of certificates of deposit at other financial institutions	1,925	—
Purchase of certificates of deposit at other financial institutions	(980)	—
Portfolio loan originations and principal collections, net	(8,226)	(55,269)
Net cash from acquisitions	—	336,157
Proceeds from sale of mortgage servicing rights	16,168	—
Purchase of portfolio loans	(15,492)	(829)
Purchase of premises and equipment	(357)	(954)
Change in FHLB stock, net	(795)	6,748
Net cash from investing activities	2,563	288,350
CASH FLOWS USED BY FINANCING ACTIVITIES
Net decrease in deposits	(57,083)	(109,439)
Proceeds from borrowings	175,000	382,500
Repayments of borrowings	(138,806)	(561,500)
Dividends paid on common stock	(2,031)	(1,935)
(Disbursements) proceeds from stock options exercised, net	(507)	42
Common stock repurchased for employee/director taxes paid on restricted stock awards	—	(16)
Issuance of common stock - employee stock purchase plan	302	271
Net cash used by financing activities	(23,125)	(290,077)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,285)	16,744

CASH AND CASH EQUIVALENTS, beginning of period	65,691	41,437
CASH AND CASH EQUIVALENTS, end of period	$45,406	$58,181

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$12,087	$7,064
Income taxes	—	—

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$5,446	$6,136
Change in fair value on fair value and cash flow hedges	3,324	(2,424)
Change in fair value on portfolio loans measured under the fair value option	2	577
Retention in gross MSRs from loan sales	576	405
ROU assets in exchange for lease liabilities	—	1,574
Acquisitions:
Assets acquired	—	87,512
Liabilities assumed	—	424,949

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

Financial Statement Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K which includes all the audited financial statements and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2023, as filed with the SEC on March 15, 2024. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”) and business combinations.

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

Subsequent Events – The Company has evaluated events and transactions after  March 31, 2024, for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform” (“Topic 848”). This ASU provides optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU apply to modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU and the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the effective dates. The amendments in this ASU have differing effective dates, beginning with an interim period including and subsequent to March 12, 2020 through December 31, 2022, deferred now until December 31, 2024. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements and related disclosures.

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

Application of New Accounting Guidance Adopted in 2024

On January 1, 2024, the Company adopted ASU No.2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, nor should the contractual restriction be recognized and measured separately.  Further, this ASU requires disclosure of the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restrictions(s), and the circumstances that could cause a lapse in the restriction(s).  ASU 2022-03 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

On January 1, 2024, the Company adopted ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force.  ASU 2023-02 allows an entity the option to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits if certain conditions are met.  Prior to this ASU, the application of the proportional amortization method of accounting was limited to investments in low-income housing tax credit structures.  The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the statements of income, income tax expense.  Under this ASU, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit program basis.  In addition, the amendments in this ASU require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability to be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this ASU, low-income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance.  Further, this ASU specifies that impairment of low-income housing tax credit investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323-10: Investments - Equity Method and Joint Ventures - Overall.  This ASU also clarifies that for low-income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321: Investments - Equity Securities. The amendments in the ASU also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations.  ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  The adoption of ASU 2023-02 did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

(1)

The fair value discount for acquired loans was determined by separate adjustments to reflect a credit risk and marketability component and a yield component reflecting the differential between portfolio and market yields. The discount on acquired loans will be accreted back into interest income using the effective yield method. None of the loans acquired are purchased financial assets with credit deterioration. The fair value of the loans was $63.2 million and the gross amount due is $66.1 million, none of which is expected to be uncollectable.

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

NOTE 3 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity at  March 31, 2024 and December 31, 2023:

	March 31, 2024
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,151	$45	$(3,298)	$17,898	$—
Corporate securities	16,000	90	(890)	15,200	—
Municipal bonds	86,257	18	(12,722)	73,553	—
Mortgage-backed securities	131,594	172	(11,964)	119,802	—
U.S. Small Business Administration securities	54,957	—	(1,767)	53,190	—
Total securities available-for-sale	309,959	325	(30,641)	279,643	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(715)	7,785	45
Total securities held-to-maturity	8,500	—	(715)	7,785	45

Total securities	$318,459	$325	$(31,356)	$287,428	$45

	December 31, 2023
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,151	$46	$(3,179)	$18,018	$—
Corporate securities	13,000	613	(741)	12,872	—
Municipal bonds	138,803	42	(19,398)	119,447	—
Mortgage-backed securities	112,855	238	(11,845)	101,248	—
U.S. Small Business Administration securities	42,886	—	(1,538)	41,348	—
Total securities available-for-sale	328,695	939	(36,701)	292,933	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(834)	7,666	45
Total securities held-to-maturity	8,500	—	(834)	7,666	45

Total securities	$337,195	$939	$(37,535)	$300,599	$45

The following table presents the activity in the ACL on securities held-to-maturity by major security type for the three months ended March 31, 2024 and 2023:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended March 31,
Corporate Securities	2024	2023
Beginning ACL balance	$45	$31
Provision for (recapture of) credit losses	—	—
Total ending ACL balance	$45	$31

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $117,000 and $116,000 at  March 31, 2024 and December 31, 2023, and was $1.9 million and $1.5 million on available-for-sale debt securities as of March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Company monitors the credit quality of debt securities held-to-maturity quarterly using credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31,	December 31,
Corporate securities	2024	2023
BBB/BBB-	$7,000	$7,000
BB+	1,500	1,500
Total	$8,500	$8,500

At March 31, 2024 and  December 31, 2023, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of March 31, 2024, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	March 31, 2024
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$34,703	$40,783	$34,703
Federal Reserve Bank - Bank Term Funding Program facility ("BTFP")	76,161	89,834	76,161
Total pledged securities	$110,864	$130,617	$110,864

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$—	$—	$15,853	$(3,298)	$15,853	$(3,298)
Corporate securities	7,846	(154)	4,263	(736)	12,109	(890)
Municipal bonds	1,279	(7)	71,256	(12,715)	72,535	(12,722)
Mortgage-backed securities	25,189	(63)	66,593	(11,901)	91,782	(11,964)
U.S. Small Business Administration securities	45,560	(592)	7,630	(1,175)	53,190	(1,767)
Total securities available-for-sale	79,874	(816)	165,595	(29,825)	245,469	(30,641)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	7,785	(715)	7,785	(715)
Total securities held-to-maturity	—	—	7,785	(715)	7,785	(715)

Total securities	$79,874	$(816)	$173,380	$(30,540)	$253,254	$(31,356)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$—	$—	$15,972	$(3,179)	$15,972	$(3,179)
Corporate securities	959	(41)	4,300	(700)	5,259	(741)
Municipal bonds	3,922	(23)	113,577	(19,375)	117,499	(19,398)
Mortgage-backed securities	20,662	(113)	67,376	(11,732)	88,038	(11,845)
U.S. Small Business Administration securities	33,211	(460)	8,137	(1,078)	41,348	(1,538)
Total securities available-for-sale	58,754	(637)	209,362	(36,064)	268,116	(36,701)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	7,666	(834)	7,666	(834)
Total securities held-to-maturity	—	—	7,666	(834)	7,666	(834)

Total securities	$58,754	$(637)	$217,028	$(36,898)	$275,782	$(37,535)

There were no held-to-maturity debt securities in an unrealized loss position of less than one year and seven held-to-maturity debt securities in an unrealized loss position of more than one year at  March 31, 2024.

There were 34 available-for-sale securities in an unrealized loss position of less than one year, and 128 available-for-sale securities in an unrealized loss position of more than one year at March 31, 2024. The unrealized losses associated with these securities are believed to be caused by changing market conditions and considered to be temporary, and the Company does not intend and is not likely to be required to sell these securities prior to maturity. Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes. Substantially all the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings. All the municipal bond securities are investment grade.

All the available-for-sale mortgage-backed securities and U.S. Small Business Administration securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the three months ended March 31, 2024, or for the year ended December 31, 2023.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	March 31,		December 31,
	2024		2023
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due within one year	$917	$914	$922	$914
Due after one year through five years	3,951	3,537	3,947	3,544
Due after five years through ten years	11,973	10,067	11,972	10,139
Due after ten years	4,310	3,380	4,310	3,421
Subtotal	21,151	17,898	21,151	18,018
Corporate securities
Due within one year	—	—	1,000	1,004
Due after one year through five years	10,000	9,985	6,000	6,609
Due after five years through ten years	4,000	3,822	4,000	3,839
Due after ten years	2,000	1,393	2,000	1,420
Subtotal	16,000	15,200	13,000	12,872
Municipal bonds
Due within one year	1,006	1,000	1,013	1,003
Due after one year through five years	82	81	757	751
Due after five years through ten years	4,037	3,836	7,603	7,101
Due after ten years	81,132	68,636	129,430	110,592
Subtotal	86,257	73,553	138,803	119,447
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	83,863	73,301	76,369	66,275
Federal Home Loan Mortgage Corporation (“FHLMC”)	36,178	35,532	32,311	31,376
Government National Mortgage Association (“GNMA”)	11,553	10,969	4,175	3,597
Subtotal	131,594	119,802	112,855	101,248
U.S. Small Business Administration securities
Due within one year	42	41	198	196
Due after one year through five years	1,656	1,584	1,860	1,824
Due after five years through ten years	27,916	27,317	21,420	20,929
Due after ten years	25,343	24,248	19,408	18,399
Subtotal	54,957	53,190	42,886	41,348
Total securities available-for-sale	309,959	279,643	328,695	292,933

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	8,500	7,785	8,500	7,666
Total securities held-to-maturity	8,500	7,785	8,500	7,666
Total securities	$318,459	$287,428	$337,195	$300,599

The proceeds and resulting gains and losses from sales of securities available-for-sale for the  three months ended March 31, 2024:

	March 31, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$44,036	$—	$(7,998)

There were no sales proceeds, or gains or losses for the sale of securities available-for-sale for the three months ended March 31, 2023.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	March 31,	December 31,
REAL ESTATE LOANS	2024	2023
Commercial ("CRE")	$359,055	$366,328
Construction and development	301,346	303,054
Home equity	73,323	69,488
One-to-four-family (excludes loans held for sale)	580,050	567,742
Multi-family	222,410	223,769
Total real estate loans	1,536,184	1,530,381
CONSUMER LOANS
Indirect home improvement	568,802	569,903
Marine	73,921	73,310
Other consumer	3,409	3,540
Total consumer loans	646,132	646,753
COMMERCIAL BUSINESS LOANS
Commercial and industrial	256,429	238,301
Warehouse lending	8,113	17,580
Total commercial business loans	264,542	255,881
Total loans receivable, gross	2,446,858	2,433,015
ACL on loans	(31,479)	(31,534)
Total loans receivable, net	$2,415,379	$2,401,481

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $7.5 million as of March 31, 2024 and $8.4 million as of December 31, 2023. Net loans include unamortized net discounts on acquired loans of $2.4 million and $2.6 million as of  March 31, 2024 and December 31, 2023, respectively. Net loans do not include accrued interest receivable. Accrued interest receivable on loans was $11.6 million and $11.5 million as of March 31, 2024 and December 31, 2023, respectively, and was reported in “Accrued interest receivable” on the Consolidated Balance Sheets.

Most of the Company’s CRE and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington, the Oregon Coast, and near our loan production offices in Vancouver and the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At March 31, 2024, the Bank held approximately $1.09 billion in loans that are pledged as collateral for FHLB advances, compared to approximately $1.07 billion at December 31, 2023. The Bank held approximately $632.8 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at March 31, 2024, compared to approximately $631.1 million at December 31, 2023.

The Company has defined its loan portfolio into three segments that reflect the structure of the lending function, the Company’s strategic plan and the way management monitors performance and credit quality. The three loan portfolio segments are: (a) real estate, (b) consumer, and (c) commercial business. Each of these segments is disaggregated into classes based on the risk characteristics of the borrower and/or the collateral type securing the loan. The following is a summary of each of the Company’s loan portfolio segments and classes:

Real Estate Loans

Commercial Real Estate (“CRE”) Lending. Loans originated by the Company primarily secured by income-producing properties, including retail centers, warehouses, and office buildings located in our market areas.

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

Commercial Business Loans

Commercial and Industrial (“C&I”) Lending. C&I loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some C&I loans purchased by the Company are outside of the greater Puget Sound market area. C&I loans are made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business.

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

Allowance for Credit Losses

The main drivers of the provision for credit losses on loans recorded in the first three months of 2024 were net charge-offs recorded during the period.

The following tables detail activity in the ACL on loans by loan categories at or for the three months ended March 31, 2024 and 2023:

	At or For the Three Months Ended March 31, 2024
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$14,107	$13,357	$4,070	$—	$31,534
Provision for credit losses on loans	146	644	631	—	1,421
Charge-offs	—	(1,486)	(408)	—	(1,894)
Recoveries	—	418	—	—	418
Net charge-offs	—	(1,068)	(408)	—	(1,476)
Total ending ACL balance	$14,253	$12,933	$4,293	$—	$31,479

	At or For the Three Months Ended March 31, 2023
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,123	$12,109	$3,760	$—	$27,992
Provision for credit losses on loans	459	1,691	205	—	2,355
Charge-offs	(10)	(709)	(1)	—	(720)
Recoveries	—	310	—	—	310
Net charge-offs	(10)	(399)	(1)	—	(410)
Total ending ACL balance	$12,572	$13,401	$3,964	$—	$29,937

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company may modify the contractual terms of a loan to a borrower experiencing financial difficulty as a part of ongoing loss mitigation strategies. These modifications may result in an interest rate reduction, term extension, an other-than-insignificant payment delay, or a combination thereof. The Company typically does not offer principal forgiveness. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses on loans because of the measurement methodologies used to estimate the allowance.

The following tables present the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty at the end of the reporting period by loan class and modification type.

	Payment Deferral
	Amortized Cost	% of Total Loan
For the three months ended March 31, 2024	Basis	Type	Financial Effect
CRE	$1,102	0.3%	Deferred payments and capitalized interest for adding a weighted-average period of 1.7 years to the life of the loans.

	Combination - Term Extension and Interest Rate Reduction
	Amortized Cost	% of Total Loan
For the three months ended March 31, 2023	Basis	Type	Financial Effect
C&I	$3,709	1.7%	Reduced weighted-average contractual interest rate from 7.5% to 4.1%, and added a weighted-average period of 5.0 years to the life of the loans.

At March 31, 2024, and March 31, 2023, the loans were in compliance with their modified terms, but were classified as current and nonaccrual and individually evaluated in the determination of the associated ACL for loans. For the three months ended March 31, 2024, and March 31, 2023, no loans experienced a default subsequent to being granted a modification in the last twelve months. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of March 31, 2024.

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at March 31, 2024 and December 31, 2023:

	March 31, 2024
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE	$—	$—	$—	$—	$359,055	$359,055	$1,102
Construction and development	4,737	—	—	4,737	296,609	301,346	4,737
Home equity	16	26	137	179	73,144	73,323	170
One-to-four-family	—	—	80	80	579,970	580,050	173
Multi-family	—	—	—	—	222,410	222,410	—
Total real estate loans	4,753	26	217	4,996	1,531,188	1,536,184	6,182
CONSUMER LOANS
Indirect home improvement	1,657	717	651	3,025	565,777	568,802	2,195
Marine	295	86	85	466	73,455	73,921	385
Other consumer	22	2	1	25	3,384	3,409	3
Total consumer loans	1,974	805	737	3,516	642,616	646,132	2,583
COMMERCIAL BUSINESS LOANS
C&I	167	—	2,257	2,424	254,005	256,429	3,341
Warehouse lending	—	—	—	—	8,113	8,113	—
Total commercial business loans	167	—	2,257	2,424	262,118	264,542	3,341
Total loans	$6,894	$831	$3,211	$10,936	$2,435,922	$2,446,858	$12,106

	December 31, 2023
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE	$—	$—	$—	$—	$366,328	$366,328	$1,088
Construction and development	—	—	—	—	303,054	303,054	4,699
Home equity	79	25	136	240	69,248	69,488	173
One-to-four-family	—	96	—	96	567,646	567,742	96
Multi-family	—	—	—	—	223,769	223,769	—
Total real estate loans	79	121	136	336	1,530,045	1,530,381	6,056
CONSUMER LOANS
Indirect home improvement	1,759	1,248	777	3,784	566,119	569,903	1,863
Marine	373	243	137	753	72,557	73,310	342
Other consumer	57	18	6	81	3,459	3,540	8
Total consumer loans	2,189	1,509	920	4,618	642,135	646,753	2,213
COMMERCIAL BUSINESS LOANS
C&I	—	—	2,514	2,514	235,787	238,301	2,683
Warehouse lending	—	—	—	—	17,580	17,580	—
Total commercial business loans	—	—	2,514	2,514	253,367	255,881	2,683
Total loans	$2,268	$1,630	$3,570	$7,468	$2,425,547	$2,433,015	$10,952

(1)	Includes loans less than 90 days past due as applicable.

There were no loans 90 days or more past due and still accruing interest at both March 31, 2024 and December 31, 2023.

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

Homogeneous loans are risk rated based upon the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification and Account Management Policy, loans that are current or less than 90 days past due are graded “Pass” and risk rated “4” or “5” internally. Loans that are past due more than 90 days are classified “Substandard” and risk graded “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell. Management may choose to conservatively risk rate credits even if paying in accordance with the loan’s repayment terms.

CRE, construction and development, multi-family and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations. We regularly review our credits for accuracy of risk grades whenever we receive new information. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk, and complexity. In addition, nonowner-occupied CRE borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. We monitor construction loans monthly. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following tables summarize risk rated loan balances and total current period gross charge-offs by category, as of the dates indicated. Term loans that were renewed or extended for periods longer than 90 days are presented as new originations in the year of the most recent renewal or extension.

	March 31, 2024
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
CRE	2024	2023	2022	2021	2020	Prior	Revolving Loans	to Term	Total Loans
Pass	$3,034	$46,629	$85,321	$60,749	$45,012	$84,134	$—	$73	$324,952
Watch	—	3,185	10,843	12,835	—	2,665	244	—	29,772
Special mention	—	—	—	—	—	404	—	—	404
Substandard	—	—	—	—	1,641	2,286	—	—	3,927
Total CRE	3,034	49,814	96,164	73,584	46,653	89,489	244	73	359,055
Construction and development
Pass	21,765	133,438	74,758	40,355	15,220	526	10,547	—	296,609
Substandard	—	—	4,737	—	—	—	—	—	4,737
Total construction and development	21,765	133,438	79,495	40,355	15,220	526	10,547	—	301,346
Home equity
Pass	4,095	4,364	381	1,573	6,397	1,971	54,372	—	73,153
Substandard	—	—	—	—	—	33	137	—	170
Total home equity	4,095	4,364	381	1,573	6,397	2,004	54,509	—	73,323
One-to-four-family
Pass	18,276	102,210	172,463	124,529	80,342	79,296	—	—	577,116
Substandard	—	—	862	—	—	2,072	—	—	2,934
Total one-to-four-family	18,276	102,210	173,325	124,529	80,342	81,368	—	—	580,050
Multi-family
Pass	93	7,087	20,328	90,820	42,296	61,786	—	—	222,410
Total multi-family	93	7,087	20,328	90,820	42,296	61,786	—	—	222,410
Total real estate loans	$47,263	$296,913	$369,693	$330,861	$190,908	$235,173	$65,300	$73	$1,536,184

	March 31, 2024
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2024	2023	2022	2021	2020	Prior	Revolving Loans	to Term	Total Loans
Pass	$31,369	$160,726	$201,319	$88,557	$33,947	$50,684	$5	$—	$566,607
Substandard	—	385	799	469	205	337	—	—	2,195
Total indirect home improvement	31,369	161,111	202,118	89,026	34,152	51,021	5	—	568,802
Indirect home improvement gross charge-offs	—	211	499	183	45	225	—	—	1,163
Marine
Pass	3,780	13,093	22,512	9,685	12,679	11,787	—	—	73,536
Substandard	—	—	55	—	126	204	—	—	385
Total marine	3,780	13,093	22,567	9,685	12,805	11,991	—	—	73,921
Marine gross charge-offs	—	—	75	51	—	105	—	—	231
Other consumer
Pass	50	237	491	143	59	143	2,283	—	3,406
Substandard	—	—	—	—	—	—	3	—	3
Total other consumer	50	237	491	143	59	143	2,286	—	3,409
Other consumer gross charge-offs	—	33	6	—	—	16	37	—	92
Total consumer loans	$35,199	$174,441	$225,176	$98,854	$47,016	$63,155	$2,291	$—	$646,132

	March 31, 2024
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
C&I	2024	2023	2022	2021	2020	Prior	Revolving Loans	to Term	Total Loans
Pass	$9,500	$21,168	$32,498	$18,602	$10,837	$13,158	$120,156	$25	$225,944
Watch	—	4,458	—	758	2,224	931	9,305	—	17,676
Special mention	—	—	—	575	—	701	942	—	2,218
Substandard	—	2,915	—	2,302	1,342	1,933	2,099	—	10,591
Total C&I	9,500	28,541	32,498	22,237	14,403	16,723	132,502	25	256,429
C&I gross charge-offs	—	—	—	—	—	—	408	—	408
Warehouse lending
Pass	—	—	—	—	—	—	8,111	—	8,111
Watch	—	—	—	—	—	—	2	—	2
Total warehouse lending	—	—	—	—	—	—	8,113	—	8,113
Total commercial business loans	$9,500	$28,541	$32,498	$22,237	$14,403	$16,723	$140,615	$25	$264,542

TOTAL LOANS RECEIVABLE, GROSS
Pass	$91,962	$488,952	$610,071	$435,013	$246,789	$303,485	$195,474	$98	$2,371,844
Watch	—	7,643	10,843	13,593	2,224	3,596	9,551	—	47,450
Special mention	—	—	—	575	—	1,105	942	—	2,622
Substandard	—	3,300	6,453	2,771	3,314	6,865	2,239	—	24,942
Total loans receivable, gross	$91,962	$499,895	$627,367	$451,952	$252,327	$315,051	$208,206	$98	$2,446,858
Total gross charge-offs	$—	$244	$580	$234	$45	$346	$445	$—	$1,894

	December 31, 2023
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
CRE	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$48,551	$91,144	$61,689	$46,117	$27,957	$61,764	$499	$—	$337,721
Watch	3,201	5,446	12,894	—	453	2,226	45	—	24,265
Special mention	—	—	—	—	409	—	—	—	409
Substandard	—	—	—	1,650	—	1,957	—	326	3,933
Total CRE	51,752	96,590	74,583	47,767	28,819	65,947	544	326	366,328
Construction and development
Pass	120,155	106,168	46,989	15,219	—	540	9,284	—	298,355
Substandard	—	4,699	—	—	—	—	—	—	4,699
Total construction and development	120,155	110,867	46,989	15,219	—	540	9,284	—	303,054
Home equity
Pass	4,583	398	1,584	6,525	11	2,137	54,077	—	69,315
Substandard	—	—	—	—	—	36	137	—	173
Total home equity	4,583	398	1,584	6,525	11	2,173	54,214	—	69,488
Home equity gross charge-offs							10		10
One-to-four-family							—
Pass	103,165	175,412	122,406	80,815	30,595	52,008	—	472	564,873
Substandard	—	866	—	—	—	2,003	—	—	2,869
Total one-to-four-family	103,165	176,278	122,406	80,815	30,595	54,011	—	472	567,742
Multi-family
Pass	7,106	20,404	91,047	42,511	37,990	24,711	—	—	223,769
Total multi-family	7,106	20,404	91,047	42,511	37,990	24,711	—	—	223,769
Total real estate loans	$286,761	$404,537	$336,609	$192,837	$97,415	$147,382	$64,042	$798	$1,530,381

	December 31, 2023
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$171,208	$212,661	$93,664	$36,032	$23,977	$30,492	$6	$—	$568,040
Substandard	212	663	448	141	258	141	—	—	1,863
Total indirect home improvement	171,420	213,324	94,112	36,173	24,235	30,633	6	—	569,903
Indirect home improvement gross charge-offs	204	1,386	567	290	145	336	—	—	2,928
Marine
Pass	13,619	23,963	9,987	13,082	5,267	7,050	—	—	72,968
Substandard	—	—	52	85	—	205	—	—	342
Total marine	13,619	23,963	10,039	13,167	5,267	7,255	—	—	73,310
Marine gross charge-offs	—	47	93	—	7	256	—	—	403
Other consumer
Pass	309	559	175	69	3	159	2,258	—	3,532
Substandard	—	—	—	—	—	—	8	—	8
Total other consumer	309	559	175	69	3	159	2,266	—	3,540
Other consumer gross charge-offs	—	2	12	—	—	—	120	—	134
Total consumer loans	$185,348	$237,846	$104,326	$49,409	$29,505	$38,047	$2,272	$—	$646,753

	December 31, 2023
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
C&I	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$13,971	$32,334	$19,634	$11,537	$5,122	$9,707	$119,844	$145	$212,294
Watch	2,322	—	1,382	2,366	—	953	5,754	—	12,777
Special mention	143	—	—	—	498	253	1,345	—	2,239
Substandard	2,940	—	2,321	1,391	1,766	169	2,005	—	10,592
Doubtful	—	—	—	—	—	—	399	—	399
Total C&I	19,376	32,334	23,337	15,294	7,386	11,082	129,347	145	238,301
C&I gross charge-offs	—	—	1	—	—	—	—	—	1
Warehouse lending
Pass	—	—	—	—	—	—	17,003	—	17,003
Watch	—	—	—	—	—	—	577	—	577
Total warehouse lending	—	—	—	—	—	—	17,580	—	17,580
Total commercial business loans	$19,376	$32,334	$23,337	$15,294	$7,386	$11,082	$146,927	$145	$255,881

TOTAL LOANS RECEIVABLE, GROSS
Pass	$482,667	$663,043	$447,175	$251,907	$130,922	$188,568	$202,971	$617	$2,367,870
Watch	5,523	5,446	14,276	2,366	453	3,179	6,376	—	37,619
Special mention	143	—	—	—	907	253	1,345	—	2,648
Substandard	3,152	6,228	2,821	3,267	2,024	4,511	2,150	326	24,479
Doubtful	—	—	—	—	—	—	399	—	399
Total loans receivable, gross	$491,485	$674,717	$464,272	$257,540	$134,306	$196,511	$213,241	$943	$2,433,015
Total gross charge-offs	$204	$1,435	$673	$290	$152	$592	$130	$—	$3,476

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates indicated:

	March 31, 2024			December 31, 2023
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
REAL ESTATE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE	$1,102	$—	$1,102	$1,088	$—	$1,088
Construction and development	—	4,737	4,737	—	4,699	4,699
Home equity	170	—	170	173	—	173
One-to-four-family	173	—	173	96	—	96
	1,445	4,737	6,182	1,357	4,699	6,056
CONSUMER LOANS
Indirect home improvement	—	2,195	2,195	—	1,863	1,863
Marine	—	385	385	—	342	342
Other consumer	—	3	3	—	8	8
	—	2,583	2,583	—	2,213	2,213
COMMERCIAL BUSINESS LOANS
C&I	292	3,049	3,341	—	2,683	2,683
Total	$1,737	$10,369	$12,106	$1,357	$9,595	$10,952

The Company recognized interest income on a cash basis for nonaccrual loans of $111,000 and $62,000 during the three months ended March 31, 2024 and 2023, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	March 31, 2024				December 31, 2023
	Commercial	Residential	Other		Commercial	Residential	Other
REAL ESTATE LOANS	Real Estate	Real Estate	Non-Real Estate	Total	Real Estate	Real Estate	Non-Real Estate	Total
CRE	$1,102	$—	$—	$1,102	$1,088	$—	$—	$1,088
Construction and development	4,737	—	—	4,737	4,699	—		4,699
Home equity	—	170	—	170	—	173	—	173
One-to-four-family	—	173	—	173	—	96	—	96
	5,839	343	—	6,182	5,787	269	—	6,056
CONSUMER LOANS
Indirect home improvement	—	—	2,195	2,195	—	—	1,863	1,863
Marine	—	—	385	385	—	—	342	342
	—	—	2,580	2,580	—	—	2,205	2,205
COMMERCIAL BUSINESS LOANS
C&I	—	—	3,341	3,341	—	—	2,683	2,683
Total	$5,839	$343	$5,921	$12,103	$5,787	$269	$4,888	$10,944

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of permanent loans serviced for others was $1.56 billion and $2.83 billion at March 31, 2024 and December 31, 2023, respectively.

The following table summarizes MSRs activity at or for the dates indicated:

	At or For the Three Months Ended
	March 31,
	2024	2023
Beginning balance, at the lower of cost or fair value	$17,176	$18,017
Additions	576	405
Sales	(7,953)	—
MSRs amortized	(697)	(821)
Impairment of MSRs	(93)	(2)
Ending balance, at the lower of cost or fair value	$9,009	$17,599

The fair value of the MSRs’ assets was $20.3 million and $38.2 million at  March 31, 2024 and December 31, 2023, respectively.  Fair value adjustments to MSRs are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates.  A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

The following provides valuation assumptions used in determining the fair value of MSRs at the dates indicated:

	At March 31,	At December 31,
Key assumptions:	2024	2023
Weighted average discount rate	9.9%	9.4%
Conditional prepayment rate (“CPR”)	8.9%	7.2%
Weighted average life in years	7.9	8.4

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

	March 31, 2024	December 31, 2023
Aggregate portfolio principal balance	$1,562,287	$2,832,016
Weighted average rate of loans in MSRs portfolio	4.0%	3.6%

At March 31, 2024	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.9%	10.4%	12.6%
Fair value MSRs	$20,315	$19,706	$18,953
Percentage of MSRs	1.3%	1.3%	1.2%

Discount rate	9.9%	10.4%	10.9%
Fair value MSRs	$20,315	$19,877	$19,456
Percentage of MSRs	1.3%	1.3%	1.2%

At December 31, 2023	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	7.2%	8.0%	9.3%
Fair value MSRs	$38,163	$37,268	$35,819
Percentage of MSRs	1.3%	1.3%	1.3%

Discount rate	9.4%	9.9%	10.4%
Fair value MSRs	$38,163	$37,301	$36,476
Percentage of MSRs	1.3%	1.3%	1.3%

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSRs which is extremely sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on the fair value of MSRs. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in these tables, the effects of a variation in a particular assumption on the fair value of MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance, however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of the fair value of MSRs is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different time.

The Company recorded $1.4 million and $1.8 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended March 31, 2024 and 2023, respectively. The income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

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

Cash Flow Hedges

The Company has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted Secured Overnight Financing Rate (“SOFR”) based brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the SOFR portion of the series of future adjustable-rate borrowings and deposits over the term of the interest rate swap.  Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from management’s assessment of hedge effectiveness. The Company tests for hedging effectiveness on a quarterly basis. The accumulated other comprehensive income is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company has not recorded any hedge ineffectiveness since inception.

The Company expects that approximately $3.7 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

		Cumulative Amount of Fair Value
Line item in the statement of financial		Hedging Adjustment Included in
position in which the hedged Item is	Carrying Amount of the	the Carrying Amount of the
included	Hedged Assets	Hedged Assets
March 31, 2024
Investment securities (1)	$55,560	$4,440
Total	$55,560	$4,440

December 31, 2023
Investment securities (1)	$56,785	$3,215
Total	$56,785	$3,215

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $184.9 million; the cumulative basis adjustments associated with these hedging relationships was $4.4 million; and the amounts of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	March 31, 2024
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$190,000	$4,960	$—
Fair value hedges:
Interest rate swaps - securities	60,000	4,420	—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	29,238	251	—
Mandatory and best effort forward commitments with investors	36,310	—	73
Forward TBA mortgage-backed securities	38,000	—	78
Interest rate swaps - customer swap positions	801	—	73
Interest rate swaps - dealer offsets to customer swap positions	801	73	—

	December 31, 2023
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$250,000	$3,233	$375
Fair value hedges:
Interest rate swaps - securities	60,000	3,198	—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	22,334	329	—
Mandatory and best effort forward commitments with investors	10,070	—	188
Forward TBA mortgage-backed securities	33,000	—	284
Interest rate swaps - customer swap positions	801	—	63
Interest rate swaps - dealer offsets to customer swap positions	801	64	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Interest	Interest	Interest	Interest
	Expense	Income	Expense	Income
	Deposits	Securities	Deposits	Securities
Total amounts presented on the Consolidated Statements of Income	$12,882	$3,883	$6,624	$2,620
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	$—	$(1,225)	$—	$1,495
Recognized on derivatives designated as hedging instruments	—	1,225	—	(1,495)
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	418	—	293
Net income recognized on fair value hedges	$—	$418	$—	$293
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from AOCI into net income	$1,722	$—	$907	$—
Net income recognized on cash flow hedges	$1,722	$—	$907	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $201,000 and $424,000 for the three months ended March 31, 2024 and 2023, respectively.

The following tables present a summary of amounts outstanding in derivative financial instruments, including those entered into in connection with the same counter-party under master netting agreements at the dates indicated. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related asset or liability for each counter-party.

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Statement of Financial Position
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
At March 31, 2024
Interest rate swaps	$9,628	$175	$9,453	$—	$(1,070)	$8,383

At December 31, 2023
Interest rate swaps	$6,648	$153	$6,495	$—	$—	$6,495

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Liabilities	in the Statement of Financial Position
	of Recognized	Statement of	Presented in the Statement	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Financial Position	of Financial Position	Instruments	Posted	Net Amount
At March 31, 2024
Interest rate swaps	$—	$—	$—	$—	$—	$—

At December 31, 2023
Interest rate swaps	$(722)	$(347)	$(375)	$—	$270	$(105)

Credit Risk–Related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At March 31, 2024, the Company had no collateral posted due to this provision.  Receivables related to cash collateral that has been paid to counterparties is included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 7 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment. The Company’s leases have remaining lease terms of six months to six years and nine months, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended	Three Months Ended
Lease cost:	March 31, 2024	March 31, 2023
Operating lease cost	$474	$409
Short-term lease cost	3	4
Total lease cost	$477	$413

The following tables provide supplemental information related to operating leases at or for the three months ended March 31, 2024 and 2023:

	At or For the	At or For the
	Three Months Ended	Three Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2024	March 31, 2023
Operating cash flows from operating leases	$490	$424
Weighted average remaining lease term- operating leases (in years)	3.8	4.6
Weighted average discount rate- operating leases	2.97%	2.83%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at  March 31, 2024 for future periods are as follows:

Remainder of 2024	$1,446
2025	1,628
2026	1,475
2027	1,173
2028	428
Thereafter	954
Total lease payments	7,104
Less imputed interest	(694)
Total	$6,410

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three months ended March 31, 2024 and 2023:

	At or For the Three Months Ended
	March 31,
	2024	2023
Beginning balance	$—	$570
Additions	—	—
Loans transferred to OREO	—	—
Ending balance	$—	$570

There were no OREO properties at March 31, 2024 and one OREO property (a closed branch in Centralia, Washington) at March 31, 2023. There were no OREO holding costs for the three months ended March 31, 2024 and 2023.

There were $80,000 and $96,000 in portfolio mortgage loans collateralized by residential real estate in the process of foreclosure at March 31, 2024 and at December 31, 2023, respectively.

NOTE 9 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	March 31,	December 31,
	2024	2023
Noninterest-bearing checking	$618,526	$654,048
Interest-bearing checking (1)	188,050	244,028
Savings	153,025	151,630
Money market (2)	364,944	359,063
Certificates of deposit less than $100,000 (3)	579,153	587,858
Certificates of deposit of $100,000 through $250,000	424,463	429,373
Certificates of deposit greater than $250,000	108,763	79,540
Escrow accounts related to mortgages serviced (4)	28,373	16,783
Total	$2,465,297	$2,522,323

(1)	Includes $0.0 and $70.2 million of brokered deposits at March 31, 2024 and December 31, 2023, respectively.
(2)	Includes $8.0 million and $1,000 of brokered deposits at March 31, 2024 and December 31, 2023, respectively.
(3)	Includes $331.3 million and $361.3 million of brokered deposits at March 31, 2024 and December 31, 2023, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of certificates of deposits at March 31, 2024 for future periods ending are as follows:

Maturing in 2024	$776,564
Maturing in 2025	267,538
Maturing in 2026	44,267
Maturing in 2027	21,324
Maturing in 2028	2,258
Thereafter	428
Total	$1,112,379

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2024	2023
Interest-bearing checking	$784	$98
Savings and money market	1,661	1,198
Certificates of deposit	10,437	5,328
Total	$12,882	$6,624

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	March 31,	December 31,
REAL ESTATE LOANS	2024	2023
Commercial	$2,637	$3,472
Construction and development	168,195	154,611
One-to-four-family (includes locks for saleable loans)	29,238	23,751
Home equity	94,228	94,026
Multi-family	2,881	2,945
Total real estate loans	297,179	278,805
CONSUMER LOANS	29,345	29,517
COMMERCIAL BUSINESS LOANS
C&I	163,801	164,873
Warehouse lending	76,323	61,837
Total commercial business loans	240,124	226,710
Total commitments to extend credit	$566,648	$535,032

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL – unfunded loan commitments at both  March 31, 2024 and December 31, 2023 was $1.5 million. The Company recorded a recovery from the ACL – unfunded loan commitments of $22,000 for the three months ended  March 31, 2024, as compared to a recovery of $249,000 for the three months ended March 31, 2023.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through March 31, 2024, total loans serviced on behalf of the FHLB of Des Moines were $8.9 million with the FLA totaling $581,000 and the CE obligation at $389,000 or 4.4% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At both March 31, 2024 and December 31, 2023, there were no loans sold and serviced on behalf of the FHLB of Des Moines that were greater than 90 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.9 million and $2.1 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2024 and December 31, 2023, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at March 31, 2024.

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

Loans Receivable – Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. As of March 31, 2024 and December 31, 2023, there were $15.0 million and $15.1 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale, at fair value to loans held for investment. The aggregate unpaid principal balance of these loans was $16.2 million and $16.3 million as of March 31, 2024 and December 31, 2023, respectively. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the three months ended March 31, 2024, the Company recorded a net increase in fair value of $2,000, as compared to a net increase in fair value of $577,000 for the three months ended March 31, 2023.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

Collateral Dependent Loans– Expected credit losses on collateral dependent loans are measured based on the fair value of collateral as of the reporting date, less estimated selling costs, as applicable.  If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable) at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged-off by the subsequent changes in the expected credit losses on collateral dependent loans.  Subsequent adjustments in the expected credit losses for collateral-dependent loans are included within the provision for credit losses in the same way the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported (Level 3).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At March 31, 2024
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,898	$—	$17,898
Corporate securities	—	15,200	—	15,200
Municipal bonds	—	73,553	—	73,553
Mortgage-backed securities	—	119,802	—	119,802
U.S. Small Business Administration securities	—	53,190	—	53,190
Mortgage loans held for sale, at fair value	—	49,957	—	49,957
Loans receivable, at fair value	—	15,003	—	15,003
Derivatives:
Interest rate lock commitments with customers	—	—	251	251
Interest rate swaps - cash flow and fair value hedges	—	9,380	—	9,380
Interest rate swaps - dealer offsets to customer swap positions	—	73	—	73
Total assets measured at fair value	$—	$354,056	$251	$354,307
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(73)	$—	$(73)
Mandatory and best effort forward commitments with investors	—	—	(73)	(73)
Forward TBA mortgage-backed securities	—	(78)	—	(78)
Total liabilities measured at fair value	$—	$(151)	$(73)	$(224)

Financial Assets	At December 31, 2023
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,018	$—	$18,018
Corporate securities	—	12,872	—	12,872
Municipal bonds	—	119,447	—	119,447
Mortgage-backed securities	—	101,248	—	101,248
U.S. Small Business Administration securities	—	41,348	—	41,348
Mortgage loans held for sale, at fair value	—	25,668	—	25,668
Loans receivable, at fair value	—	15,088	—	15,088
Derivatives:
Interest rate lock commitments with customers	—	—	329	329
Interest rate swaps- cash flow and fair value hedges	—	6,431	—	6,431
Interest rate swaps - dealer offsets to customer swap positions	—	64	—	64
Total assets measured at fair value	$—	$340,184	$329	$340,513
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(188)	$(188)
Forward TBA mortgage-backed securities	—	(284)	—	(284)
Interest rate swaps - cash flow and fair value hedges	—	(375)	—	(375)
Interest rate swaps - customer swap positions	—	(63)	—	(63)
Total liabilities measured at fair value	$—	$(722)	$(188)	$(910)

The following table presents financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at March 31, 2024 and  December 31, 2023.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
MSRs	$—	$—	$20,315	$20,315

	December 31, 2023
	Level 1	Level 2	Level 3	Total
MSRs	$—	$—	$38,163	$38,163

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Rate
Fair Value	Valuation	Unobservable		March 31,	December 31,
Instruments	Techniques	Inputs	Range	2024	2023
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	89.4%	90.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	89.4%	90.5%
NONRECURRING
MSR	Industry sources	Pre-payment speeds	0% - 50%	8.9%	7.2%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
March 31, 2024	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$329	$965	$(1,043)	$251	$(78)	$—
Individual forward sale commitments with investors	(188)	(15)	130	(73)	115	—
March 31, 2023
Interest rate lock commitments with customers	$107	$994	$(536)	$565	$458	$—
Individual forward sale commitments with investors	(38)	222	(197)	(13)	25	—

(1) Relating to items held at end of period included in income.

(2) Relating to items held at end of period included in other comprehensive income (loss).

Gains on interest rate lock commitments and on forward sale commitments with investors carried at fair value are recorded in “Gain on sale of loans held for sale” on the Consolidated Statements of Income.

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	March 31,		December 31,
	2024		2023
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$45,406	$45,406	$65,691	$65,691
Certificates of deposit at other financial institutions	23,222	23,222	24,167	24,167
Level 2 inputs:
Securities available-for-sale, at fair value	279,643	279,643	292,933	292,933
Securities held-to-maturity, gross	8,500	7,785	8,500	7,666
Loans held for sale, at fair value	49,957	49,957	25,668	25,668
FHLB stock, at cost	2,909	2,909	2,114	2,114
Loans receivable, at fair value	15,003	15,003	15,088	15,088
Interest rate swaps - cash flow and fair value hedges	9,380	9,380	6,431	6,431
Accrued interest receivable	14,455	14,455	14,005	14,005
Interest rate swaps - dealer offsets to customer swap positions	73	73	64	64
Level 3 inputs:
Loans receivable, net	2,400,376	2,284,273	2,417,927	2,276,397
MSRs, held at lower of cost or fair value	9,009	20,315	9,090	20,552
MSRs held for sale, held at lower of cost or fair value	—	—	8,086	17,611
Fair value interest rate locks with customers	251	251	—	—
Financial Liabilities
Level 2 inputs:
Deposits	2,465,297	2,453,676	2,522,323	2,515,026
Borrowings	129,940	129,474	93,746	93,416
Subordinated notes, excluding unamortized debt issuance costs	50,000	43,812	50,000	43,480
Accrued interest payable	6,966	6,966	5,473	5,473
Interest rate swaps - cash flow and fair value hedges	—	—	375	375
Forward TBA mortgage-backed securities	78	78	284	284
Interest rate swaps - customer swap positions	73	73	63	63
Level 3 inputs:
Mandatory and best effort forward commitments with investors	73	73	188	188

NOTE 12 – EARNINGS PER SHARE

The Company computes earnings per share using the two-class method, which is an earnings allocation method for computing earnings per share that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended March 31,
Numerator	2024	2023
Net income	$8,397	$8,212
Dividends and undistributed earnings allocated to participating securities	(131)	(147)
Net income available to common shareholders	$8,266	$8,065
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,703,789	7,623,580
Dilutive shares	120,671	154,838
Diluted weighted average common shares outstanding	7,824,460	7,778,418
Basic earnings per share	$1.07	$1.06
Diluted earnings per share	$1.06	$1.04
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	28,102	37,227

NOTE 13 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At March 31, 2024, there were 265,532 stock option awards and 80,622 RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $395,000 and $654,000 for the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2024	662,279	$28.12	6.69	$5,852,975
Granted	—	$—	—	—
Less exercised	17,612	$8.45	—	$507,344
Less forfeited	12,000	30.73	—	—
Outstanding at March 31, 2024	632,667	$28.62	6.56	$3,923,645

Expected to vest, assuming a 0.31% annual forfeiture rate at March 31, 2024 (1)	623,800	$28.62	6.48	$3,873,086

Exercisable at March 31, 2024	365,850	$27.83	5.52	$2,549,465

(1)	Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options over 10 years.

At March 31, 2024, there was $1.5 million of total unrecognized forfeiture adjusted compensation cost related to nonvested stock options granted under the 2018 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares granted under the 2018 Plan generally vest over a one-year period for independent directors and a five-year period for employees and officers beginning on the grant date. Any nonvested RSAs will be forfeited in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2024	102,144	$29.61
Granted	—	—
Less vested	—	—
Less forfeited	4,000	30.73
Nonvested at March 31, 2024	98,144	$29.57

At March 31, 2024, there was $2.2 million of total unrecognized forfeiture adjusted compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At March 31, 2024, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at March 31, 2024, that the Bank met all capital adequacy requirements.

The following tables compare the Bank’s actual capital amounts and ratios to their minimum regulatory capital requirements and well capitalized regulatory capital at the dates indicated:

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At March 31, 2024
Total risk-based capital
(to risk-weighted assets)	$346,551	13.72%	$202,098	8.00%		$265,253	10.50%	$252,622	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$314,938	12.47%	$151,573	6.00%		$214,729	8.50%	$202,098	8.00%
Tier 1 leverage capital
(to average assets)	$314,938	10.61%	$118,727	4.00%	$	N/A	N/A	$148,408	5.00%
CET 1 capital
(to risk-weighted assets)	$314,938	12.47%	$113,680	4.50%		$176,835	7.00%	$164,204	6.50%

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At December 31, 2023
Total risk-based capital
(to risk-weighted assets)	$339,436	13.37%	$203,094	8.00%		$266,561	10.50%	$253,868	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$307,686	12.12%	$152,321	6.00%		$215,787	8.50%	$203,094	8.00%
Tier 1 leverage capital
(to average assets)	$307,686	10.39%	$118,488	4.00%	$	N/A	N/A	$148,109	5.00%
CET 1 capital
(to risk-weighted assets)	$307,686	12.12%	$114,240	4.50%		$177,707	7.00%	$165,014	6.50%

In addition to the minimum CET 1, Tier 1, total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2024, the Bank’s capital exceeded the minimum required capital with the required conservation buffer.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2024, it would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for the Company at  March 31, 2024 were 9.2% for Tier 1 leverage-based capital, 10.9% for Tier 1 risk-based capital, 14.1% for total risk-based capital, and 10.9% for CET 1 capital ratio. The regulatory capital ratios calculated for the Company at December 31, 2023 were 9.0% for Tier 1 leverage-based capital, 10.5% for Tier 1 risk-based capital, 13.7% for total risk-based capital, and 10.5% for CET 1 capital ratio.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At March 31, 2024, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as loans held for investment. A majority of these mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or the FHLB of Des Moines, while the Company generally retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration or (“FHA”), US Department of Veterans Affairs or VA, and United States Department of Agriculture or USDA are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSRs portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family MSRs within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three months ended March 31, 2024 and 2023:

	At or For the Three Months Ended March 31, 2024
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$28,086	$2,260	$30,346
Provision for credit losses	(1,251)	(148)	(1,399)
Noninterest income (2)	2,393	2,718	5,111
Noninterest expense (3)	(19,008)	(4,521)	(23,529)
Income before provision for income taxes	10,220	309	10,529
Provision for income taxes	(2,069)	(63)	(2,132)
Net income	$8,151	$246	$8,397
Total average assets for period ended	$2,401,864	$556,683	$2,958,547
Full-time employees ("FTEs")	440	130	570

	At or For the Three Months Ended March 31, 2023
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$27,500	$3,162	$30,662
(Provision) recovery for credit losses	(2,122)	14	(2,108)
Noninterest income (2)	2,380	2,839	5,219
Noninterest expense (3)	(18,610)	(4,914)	(23,524)
Income before provision for income taxes	9,148	1,101	10,249
Provision for income taxes	(1,809)	(228)	(2,037)
Net income	$7,339	$873	$8,212
Total average assets for period ended	$2,250,052	$491,974	$2,742,026
FTEs	445	141	586

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

(2)

Noninterest income includes activity from certain residential mortgage loans that were initially originated for sale and measured at fair value, and subsequently transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of noninterest income. For the three months ended March 31, 2024, the Company recorded a net increase in fair value of $2,000, as compared to a net increase in fair value of $577,000 for the three months ended March 31, 2023, respectively. As of March 31, 2024 and 2023, there was $15.0 million and $15.1 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from loans held for sale to loans held for investment.

(3)

Noninterest expense includes allocated overhead expense from general corporate activities. Allocation is determined based on a combination of segment assets and FTEs. For the three months ended March 31, 2024 and 2023, the Home Lending segment included allocated overhead expenses of $1.5 million and $1.6 million, respectively.

NOTE 16 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  March 31, 2024, and December 31, 2023, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in the Branch Purchase on February 24, 2023, and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at March 31, 2024, and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of March 31, 2024, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended  December 31, 2023, and the three months ended March 31, 2024.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2022	$7,490	$(4,121)	$3,369
Additions as a result of the Branch Purchase	17,438	—	17,438
Amortization	—	(3,464)	(3,464)
Balance, December 31, 2023	24,928	(7,585)	17,343
Amortization	—	(941)	(941)
Balance, March 31, 2024	$24,928	$(8,526)	$16,402

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on an accelerated basis over 10 years for the CDI related to the Branch Purchase, on a straight-line basis over 10 years for the CDI related to the Anchor Bank acquisition in  November 2018 (“Anchor Acquisition”) and on an accelerated basis over approximately nine years for the CDI related to the purchase of four retail bank branches from Bank of America on January 22, 2016. Total amortization expense was $941,000 for the three months ended March 31, 2024, and $459,000 for the same period in 2023.

Amortization expense for CDI is expected to be as follows at March 31, 2024:

Remainder of 2024	$2,692
2025	3,191
2026	2,846
2027	2,500
2028	2,110
Thereafter	3,063
Total	$16,402

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

	At or For the Three Months Ended March 31,
Noninterest income	2024	2023
In-scope of Topic 606:
Debit card interchange fees	$763	$639
Deposit service and account maintenance fees	364	275
Noninterest income (in-scope of Topic 606)	1,127	914
Noninterest income (out-of-scope and/or immaterial to Topic 606)	3,984	4,305
Total noninterest income	$5,111	$5,219

Deposit Service and Account Maintenance Fees

The Bank earns fees from its deposit customers for account maintenance, transaction-based services, and overdraft charges.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts monthly.  The performance obligation is satisfied, and the fees are recognized monthly as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as wire fees, as well as charges against the account, such as fees for non-sufficient funds and overdrafts. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Debit Interchange Income

Debit and ATM interchange income represent fees earned when a debit card issued by the Bank is used.  The Bank earns interchange fees from debit cardholder transactions through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied, and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card.

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
●

the economic impact of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events on our business;

●	other economic, competitive, governmental, bank regulatory, consumer and technical factors affecting our operations, pricing, products and services, and
●

other risks described elsewhere in this Form 10‑Q and our other reports filed with or furnished to SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Overview

FS Bancorp and its subsidiary bank, 1st Security Bank, have been serving the Puget Sound area since 1907, including its bank acquisitions, when the predecessor to Anchor Bank was formed. On July 9, 2012, the Bank converted from mutual to stock ownership and became the wholly owned subsidiary of FS Bancorp.

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
●

Capturing customers’ complete relationships through a broad array of products and services, leveraging community involvement, and selectively emphasizing offerings aligned with customers’ banking needs; and

●	Expanding into new markets.

As a diversified lender, the Company specializes in originating one-to-four-family loans, commercial real estate (“CRE”) mortgages, second mortgages, consumer loans, marine lending, and commercial business loans.

At March 31, 2024, the Company's loan portfolio included real estate loans, consumer loans, and commercial business loans representing 62.8%, 26.3%, and 10.9% of the portfolio, respectively.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large segment of the consumer loan portfolio. These fixture-secured consumer loans are dependent on the Company’s contractor/dealer network of 77 active dealers located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire. Five of these contractor/dealers were responsible for 77.1% of the dollar volume of funded loans for the three months ended March 31, 2024.  The Company funded $34.9 million or approximately 1,600 loans in the fixture-secured consumer loan category during the quarter ended March 31, 2024.

The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Three Months Ended		For the Year Ended
	March 31, 2024		December 31, 2023
State	Amount	Percent	Amount	Percent
Washington	$12,555	35.9%	$72,166	35.1%
Oregon	7,723	22.1	48,831	23.8
California	3,530	10.1	34,219	16.7
Idaho	2,198	6.3	13,787	6.7
Colorado	2,069	5.9	7,442	3.6
Arizona	1,328	3.8	5,846	2.8
Nevada	1,251	3.6	4,697	2.3
Minnesota	623	1.8	8,312	4.0
Texas	514	1.5	1,685	0.8
Utah	1,661	4.8	5,062	2.5
Massachusetts	401	1.1	778	0.4
Montana	819	2.3	2,200	1.1
New Hampshire	273	0.8	322	0.2
Total fixture secured loans	$34,945	100.0%	$205,347	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $151.4 million of one-to-four-family loans (which included loans held for sale, loans held for investment and fixed seconds) in addition to $2.6 million of loans brokered to other institutions through the home lending segment during the three months ended March 31, 2024, of which $93.9 million were sold to investors. Of the loans sold to investors, $55.5 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At March 31, 2024, one-to-four-family residential mortgage loans held for investment totaled $580.1 million, or 23.7%, of the total gross loan portfolio, while loans held for sale totaled $50.0 million and home equity loans totaled $73.3 million at that date.

For the three months ended March 31, 2024, one-to-four-family loan originations and refinancing activity increased compared to the prior quarter as a result of slightly decreased market interest rates. Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, continues to be an important element in our total loan portfolio, and we continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically have a maturity period of six to 18 months, with disbursements not fully realized at origination, leading to a short-term reduction in net loans receivable.

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

The Company’s earnings are also affected by fee income from mortgage banking activities, the provision for (recapture of) credit losses, service charges and fees, gains from sales of assets, operating expenses and income taxes. Most notable of these factors, the Company recorded a provision for credit losses of $1.4 million for the three months ended March 31, 2024, compared to $2.1 million for the same period one year ago. The decreased provision for credit losses in the current period was primarily due to a decrease in net loan growth, particularly in consumer loans, partially offset by an increase in provision for credit losses due to higher net charge-offs in commercial business, indirect home improvement, and marine loans.

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

ACL on Held-to-Maturity Securities. Management measures expected credit losses on held-to-maturity securities by individual security. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers credit ratings and historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The held-to-maturity portfolio consists entirely of corporate securities. Securities are generally rated investment grade or higher. Securities are analyzed individually to establish a reserve.

ACL on Available-for-Sale Securities. For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not to be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded, limited by the amount that the fair value is less than the amortized cost basis.

Changes in the ACL are recorded as a provision for (recapture of) credit losses. Losses are charged against the ACL when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities is not included in the estimate of credit losses.

ACL on Loans. The ACL on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed and recaptures are credited to the ACL when received. In the case of recaptures, amounts may not exceed the aggregate of amounts previously charged off.

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

ACL on Unfunded Commitments. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL for unfunded commitments is adjusted through a provision for (recapture of) credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the ACL on loans and is applied at the same collective cohort level.

Business Combinations and Goodwill.  Pursuant to applicable accounting guidance, the Company recognizes assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date. Transaction costs related to the acquisition are expensed in the period incurred. The determination of fair values involves estimates based on internal or third-party valuations, including appraisals, discounted cash flow analysis, and other techniques incorporating factors such as attrition, inflation, asset growth rates, discount rates, credit risk, and multiples of earnings. The determination of fair value may require us to make point-in-time estimates about discount rates, future expected cash flows, market conditions, and other future events that can be volatile in nature and challenging to assess. While we use the best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.

In whole bank or bank branch acquisitions, the primary identifiable intangible asset recorded is the value of the core deposit intangibles, representing the estimated value of the long-term deposit relationships acquired. The determination involves assumptions and estimates, typically determined through discounted cash flow analysis, considering customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. Amortization of core deposit intangibles occurs over estimated useful lives reviewed periodically for reasonableness.  These estimated useful lives, typically ranging from seven to 10 years with an accelerated rate of amortization are periodically reviewed for reasonableness. Identifiable intangible assets, including core deposit intangibles, are assessed for impairment when events or changes suggest the carrying value may not be recoverable. The Company's policy dictates recognition of an impairment loss equal to the difference between the asset’s carrying amount and its fair value if the expected undiscounted future cash flows are less than the carrying amount. Estimating future cash flows involves the use of multiple estimates and assumptions, as previously mentioned.

The ACL on purchase credit deteriorated (“PCD”) assets is recognized within business combination accounting with no initial impact to net income. Subsequent changes in estimates of expected credit losses on PCD loans are recognized through a provision for (recapture of) credit losses in subsequent periods as they arise. The ACL on non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions that were described previously in the section above entitled, “Allowance for Credit Losses on Loans.”

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

On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s accounting policies are discussed in detail in “Note 1 – Basis of Presentation and Summary” of the Notes to Consolidated Financial Statements included in Item 8. “Financial Statement and Supplementary Data” of Form 10–K.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Assets. Total assets were $2.97 billion at both March 31, 2024 and December 31, 2023. The changes in total assets at March 31, 2024, compared to December 31, 2023, included increases of $24.3 million in loans held for sale, $13.9 million in loans receivable, net, and $3.6 million in other assets, partially offset by decreases of $20.3 million in total cash and cash equivalents, $13.3 million in securities available-for-sale, $8.1 million in MSRs held for sale, and $1.9 million in deferred tax asset, net.

Loans receivable, net increased $13.9 million to $2.42 billion at March 31, 2024, from $2.40 billion at December 31, 2023, Total real estate loans increased $5.8 million to $1.54 billion at  March 31, 2024, compared to December 31, 2023, reflecting increases in one-to-four-family loans (excluding loans held for sale) of $12.3 million and home equity loans of $3.8 million, partially offset by decreases in CRE loans of $7.3 million, construction and development loans of $1.7 million, and multi-family loans of $1.4 million. Undisbursed construction and development loan commitments increased $13.6 million, to $168.2 million at March 31, 2024, as compared to $154.6 million at December 31, 2023. Similarly, commercial business loans increased $8.7 million to $264.5 million at March 31, 2024, compared to December 31, 2023, as a result of an increase in commercial and industrial lending of $18.1 million, partially offset by a decrease in warehouse lending of $9.5 million. Consumer loans decreased $621,000 to $646.1 million at March 31, 2024, compared to December 31, 2023, primarily due to a decrease of $1.1 million in indirect home improvement loans and $131,000 in other consumer loans, partially offset by an increase of $611,000 in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $24.3 million to $50.0 million at March 31, 2024, from $25.7 million at December 31, 2023. The Company continues to invest in its home lending operations and strategically manage production capacity in the markets we serve.

One-to-four-family loan originations for the three months ended March 31, 2024, included $110.5 million of loans originated for sale, $40.9 million of portfolio loans including first and second liens, and $2.6 million of loans brokered to other institutions.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
	2024		2023
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$135,577	88.1%	$102,489	92.3%	$33,088	32.3%
Refinance	18,371	11.9	8,535	7.7	9,836	115.2%
Total	$153,948	100.0%	$111,024	100.0%	$42,924	38.7%

During the three months ended March 31, 2024, the Company sold $93.9 million of one-to-four-family loans compared to $77.3 million for the same period one year ago. Gross margin on home loan sales increased to 3.43% for the three months ended March 31, 2024, compared to 3.05% for the three months ended March 31, 2023. Gross margin is defined as the margin on loans sold (cash sales) without the impact of deferred costs.

The ACL on loans totaled $31.5 million or 1.29% of gross loans receivable (excluding loans held for sale), at March 31, 2024, compared to $31.5 million or 1.30% of gross loans receivable (excluding loans held for sale, at December 31, 2023. The ACL on unfunded loan commitments was $1.5 million at both March 31, 2024 and  December 31, 2023.

Classified loans totaled $24.9 million at  March 31, 2024, all of which were classified as substandard, compared to classified loans of $24.9 million at  December 31, 2023, of which $24.5 million were classified as substandard and $399,000 were classified as doubtful. Nonperforming loans, consisting solely of nonaccrual loans, increased $1.2 million to $12.1 million at  March 31, 2024, from $11.0 million at  December 31, 2023, primarily due to increases in commercial business loans of $659,000 and indirect home improvement loans of $332,000.  The ratio of nonperforming loans to total gross loans was 0.49% at March 31, 2024, compared to 0.45% at  December 31, 2023. There were no OREO properties at both  March 31, 2024 and  December 31, 2023.

Liabilities. Total liabilities decreased $16.4 million to $2.69 billion at March 31, 2024, from $2.71 billion at December 31, 2023, primarily due to a decrease of $57.0 million in deposits, offset by increases of $36.2 million in borrowings and $4.8 million in other liabilities.

Total deposits decreased $57.0 million to $2.47 billion at March 31, 2024, from $2.52 billion at December 31, 2023. CDs, which include retail and non-retail CDs, increased $15.6 million to $1.11 billion at March 31, 2024, from $1.10 billion at December 31, 2023, with non-retail CDs representing 31.0% and 34.2% of total CDs at such dates, respectively. At March 31, 2024, non-retail CDs, which include brokered CDs, online CDs and public funds CDs decreased $30.0 million to $344.5 million, compared to $374.5 million at December 31, 2023, primarily due to a decrease of $30.0 million in brokered CDs.

Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) decreased $79.9 million to $834.9 million at March 31, 2024, from $914.9 million at December 31, 2023, due to decreases of $56.0 million in interest-bearing checking and $35.5 million in noninterest-bearing checking, partially offset by an increase of $11.6 million in escrow accounts related to mortgages serviced. Money market and savings accounts increased $7.3 million to $518.0 million at March 31, 2024, from $510.7 million at December 31, 2023.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2024	2023
Noninterest-bearing checking	$618,526	$654,048
Interest-bearing checking (1)	188,050	244,028
Savings	153,025	151,630
Money market (2)	364,944	359,063
CDs less than $100,000 (3)	579,153	587,858
CDs of $100,000 through $250,000	424,463	429,373
CDs greater than $250,000 (4)	108,763	79,540
Escrow accounts related to mortgages serviced (5)	28,373	16,783
Total	$2,465,297	$2,522,323

(1)	Includes $0.0 and $70.2 million of brokered deposits at March 31, 2024 and December 31, 2023, respectively.
(2)	Includes $8.0 million and $1,000 of brokered deposits at March 31, 2024 and December 31, 2023, respectively.
(3)	Includes $331.3 million and $361.3 million of brokered CDs at March 31, 2024 and December 31, 2023, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $614.1 million or 24.9% of total deposits, at March 31, 2024, compared to approximately $606.5 million or 24.0% of total deposits at December 31, 2023. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

At March 31, 2024, borrowings totaled $129.9 million and were comprised of advances from the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”) of $89.9 million, FRB overnight borrowings of $23.0 million, and FHLB fixed-rate advances of $17.1 million.  Borrowings increased $36.2 million to $129.9 million at March 31, 2024, from $93.7 million at December 31, 2023.  The increased borrowings were partially attributable to a decrease in total deposits.

Stockholders’ Equity. Total stockholders’ equity increased $13.4 million to $277.9 million at March 31, 2024, from $264.5 million at December 31, 2023. The increase in stockholders’ equity was primarily due to net income of $8.4 million, partially offset by dividends paid of $2.0 million. In addition, stockholders’ equity was positively impacted by decreases in unrealized net losses in securities available-for-sale of $4.3 million, net of tax, and unrealized net gains on fair value and cash flow hedges of $2.6 million, net of tax, reflecting sales of investment securities in unrealized loss positions and changes in market interest rates benefiting hedges during the quarter, resulting in a $6.9 million improvement in accumulated other comprehensive loss.

Book value per common share was $36.06 at March 31, 2024, compared to $34.36 at December 31, 2023.  The calculation of book value per share at March 31, 2024, was based on 7,707,651 common shares, after deducting the 98,144 unvested restricted stock shares from the 7,805,795 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2023, was calculated based on 7,698,401 common shares, after deducting the 102,144 unvested restricted stock shares from the 7,800,545 reported common shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

General. Net income was $8.4 million for the three months ended March 31, 2024, compared to $8.2 million for the three months ended March 31, 2023. The increase in net income was primarily due to a $709,000 or 33.6% decrease in the provision for credit losses, partially offset by a $316,000 or $1.0% decrease in net interest income, a $108,000 or 2.1% decrease in noninterest income and a $95,000 or 4.7% increase in provision for income taxes.  Total noninterest expense remained relatively unchanged at $23.5 million for the three months ended March 31, 2024, compared to the same period in 2023.

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

(Dollars in thousands)	For the Three Months Ended			For the Three Months Ended
	March 31, 2024			March 31, 2023
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1)	$2,464,602	$40,997	6.69%	$2,292,364	$35,992	6.37%
Taxable AFS mortgage-backed securities (2)	114,799	1,121	3.93%	81,796	345	1.71%
Taxable AFS investment securities (2)	94,731	1,162	4.93%	59,037	743	5.10%
Tax-exempt AFS investment securities (2)	121,883	754	2.49%	129,843	635	1.98%
Taxable HTM investment securities	8,500	108	5.11%	8,500	108	5.15%
FHLB stock	2,174	31	5.74%	6,335	97	6.21%
Interest-bearing deposits at other financial institutions	59,514	707	4.78%	69,664	692	4.03%
Total interest-earning assets	2,866,203	44,880	6.30%	2,647,539	38,612	5.91%
Noninterest-earning assets	92,344			94,486
Total assets	$2,958,547			$2,742,025
LIABILITIES
Savings and money market	$506,786	1,661	1.32%	$692,841	1,198	0.70%
Interest-bearing checking	188,979	784	1.67%	145,434	98	0.27%
Certificates of deposit	1,137,002	10,437	3.69%	849,762	5,328	2.54%
Borrowings	101,150	1,167	4.64%	79,339	841	4.30%
Subordinated notes	49,533	485	3.94%	49,467	485	3.98%
Total interest-bearing liabilities	1,983,450	14,534	2.95%	1,816,843	7,950	1.77%
Noninterest-bearing accounts	657,083			620,071
Other noninterest-bearing liabilities	43,246			34,434
Total liabilities	$2,683,779			$2,471,348
Net interest income		$30,346			$30,662
Net interest rate spread			3.35%			4.14%
Net earning assets	$882,753			$830,696
Net interest margin			4.26%			4.70%
Average interest-earning assets to average interest-bearing liabilities	144.51%			145.72%

(1)	Includes net deferred fee recognition of $1.3 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.
(2)	Available for sale (“AFS”) and held to maturity (“HTM”) securities are shown at amortized cost.

Net Interest Income. Net interest income decreased $316,000 to $30.3 million for the three months ended March 31, 2024, from $30.7 million for the three months ended March 31, 2023, due to an increase in interest expense on deposits and, to a lesser extent, borrowings, partially offset by an increase in interest and dividend income. Total interest income increased $6.3 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an increase of $5.0 million in interest income on loans receivable, including fees, impacted primarily as a result of new loans being originated at higher rates and variable-rate loans repricing higher following increased market interest rates during the first six months of 2023. In addition, interest income on investment securities, excluding FHLB stock, increased $1.3 million, and interest-bearing deposits at other financial institutions increased $15,000, during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to recent increases in market interest rates. Total interest expense increased $6.6 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily as a result of higher market interest rates, higher utilization of borrowings and a shift in deposit mix from transactional accounts to higher cost CDs.

Net interest margin (“NIM”) decreased 44 basis points to 4.26% for the three months ended March 31, 2024, from 4.70% for the same quarter the prior year. The change in NIM reflects the increased costs of deposits and borrowings which outpaced the increased yields earned on interest-earning assets.

Interest Income. Interest income for the three months ended March 31, 2024, increased $6.3 million to $44.9 million, from $38.6 million for the three months ended March 31, 2023. The increase was primarily attributable to a $218.7 million increase in the average balance of total interest-earning assets and a 39-basis point increase in the average yield on total interest-earning assets.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2024 and 2023:

(Dollars in thousands)	Three Months Ended March 31,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1) (2)	$2,464,602	6.69%	$2,292,364	6.37%	$5,005
Taxable AFS mortgage-backed securities (3)	114,799	3.93	81,796	1.71	776
Taxable AFS investment securities (3)	94,731	4.93	59,037	5.10	419
Tax-exempt AFS investment securities (3)	121,883	2.49	129,843	1.98	119
Taxable HTM investment securities	8,500	5.11	8,500	5.15	—
FHLB stock	2,174	5.74	6,335	6.21	(66)
Interest-bearing deposits at other financial institutions	59,514	4.78	69,664	4.03	15
Total interest-earning assets	$2,866,203	6.30%	$2,647,539	5.91%	$6,268

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Includes net deferred fee recognition of $1.3 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.
(3)	Shown at amortized cost.

Interest Expense. Interest expense increased $6.6 million to $14.5 million for the three months ended March 31, 2024, from $8.0 million for the comparable quarter in 2023, primarily due to an increase of interest expense on deposits of $6.3 million and on borrowings of $326,000. The average cost of funds for total interest-bearing liabilities increased 118 basis points to 2.95% for the three months ended March 31, 2024, from 1.77% for the three months ended March 31, 2023. The increase in interest expense was predominantly due to an increase in cost for deposits and borrowings as well as an increase in the average balances of CDs and borrowings. The average cost of total interest-bearing deposits increased 124 basis points to 2.83%, for the three months ended March 31, 2024, compared to 1.59%, for the three months ended March 31, 2023. The average balance of total interest-bearing deposits increased $144.7 million to $1.83 billion for the three months ended March 31, 2024, compared to $1.69 billion for the three months ended March 31, 2023.  The average cost of funds, including noninterest-bearing checking, increased 89 basis points to 2.21% for the three months ended March 31, 2024, from 1.32% for the three months ended March 31, 2023.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the three months ended March 31, 2024 and 2023:

(Dollars in thousands)	Three Months Ended March 31,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$506,786	1.32%	$692,841	0.70%	$463
Interest-bearing checking	188,979	1.67	145,434	0.27	686
Certificates of deposit	1,137,002	3.69	849,762	2.54	5,109
Borrowings	101,150	4.64	79,339	4.30	326
Subordinated note	49,533	3.94	49,467	3.98	—
Total interest-bearing liabilities	$1,983,450	2.95%	$1,816,843	1.77%	$6,584

Provision for Credit Losses. For the three months ended March 31, 2024, the provision for credit losses was $1.4 million, consisting of a $1.4 million provision for credit losses on loans, partially offset by a $22,000 recapture of the ACL on unfunded loan commitments, compared to $2.1 million provision for credit losses for the three months ended March 31, 2023, consisting of a $2.4 million provision for credit losses on loans, offset by a $249,000 recapture of the ACL on unfunded loan commitments. The provision for credit losses on loans reflects the increase in the loan portfolio, as well as an increase in nonperforming loans and higher net charge-offs.

During the three months ended March 31, 2024, net loan charge-offs totaled $1.5 million, compared to $410,000 during the three months ended March 31, 2023. The increase was primarily due to increases in net charge-offs of $441,000 in indirect home improvement loans, $408,000 in commercial business loans, and $169,000 in marine loans. A further decline in national and local economic conditions, as a result the effects of inflation, a potential recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income decreased $108,000 to $5.1 million for the three months ended March 31, 2024, from $5.2 million for the three months ended March 31, 2023. The decrease reflects an $8.0 million loss on sale of investment securities resulting from management's strategic decision to increase the yields earned on and reduce the duration of the securities portfolio, and a $650,000 decrease in other noninterest income, primarily due to fair value adjustments to loans in the loan portfolio, partially offset by an $8.2 million increase in gain on sale of MSRs and a $362,000 gain on sale of loans. Gross margin on home loan sales increased to 3.43% for the three months ended March 31, 2024, from 3.05% for the three months ended March 31, 2023.

Noninterest Expense. Noninterest expense was $23.5 million for both the three months ended March 31, 2024 and 2023. The variations in noninterest expense were primarily due to the absence of acquisition costs in the current period, in contrast to $1.5 million incurred in the prior year.  Additionally, there was a decrease of $307,000 in salaries and benefits, partially offset by increases of $482,000 in amortization of core deposit intangible, $390,000 in data processing, $316,000 in operations, $245,000 in professional and board fees, $185,000 in occupancy expense, and $115,000 in loan costs.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, worsened to 66.36% for the three months ended March 31, 2024, compared to 65.56% for the three months ended March 31, 2023, primarily due to decreases in net interest income and noninterest income.

Provision for Income Taxes. For the three months ended March 31, 2024, the Company recorded a provision for income taxes of $2.1 million as compared to $2.0 million for the three months ended March 31, 2023. The increase in the income taxes provision was primarily due to a $280,000 increase in pre-tax income during the three months ended March 31, 2024, as compared to the same quarter last year. The effective corporate income tax rates for the three months ended March 31, 2024 and 2023 were 20.2% and 19.9%, respectively. The increase in the effective corporate income tax rate was attributable to a decrease in nontaxable income between periods, to include an increase in non-deductible interest expense attributable to the related assets.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2024, the Bank’s total borrowing capacity was $698.7 million with the FHLB of Des Moines, with unused borrowing capacity of $681.2 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At March 31, 2024, the Bank held approximately $1.09 billion in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $269.3 million and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at March 31, 2024. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit. At March 31, 2024, the Bank held approximately $632.8 million in loans that qualify as collateral for the FRB line of credit. Additionally, securities with a carrying value of $76.2 million were pledged primarily to provide contingent liquidity through the BTFP at the Federal Reserve Bank at March 31, 2024, with a current limit of $90.1 million and no unused borrowing capacity. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $494.9 million at March 31, 2024. Total brokered deposits at March 31, 2024 were $339.3 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At March 31, 2024, outstanding loan commitments, including unused lines of credit totaled $566.6 million. The Company purchased $38.0 million in securities during the three months ended March 31, 2024. The Company purchased no securities during the three months ended March 31, 2023. Proceeds from securities repayments, maturities and sales were $48.3 million and $2.5 million during the three months ended March 31, 2024 and 2023,  respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the three months ended March 31, 2024 and 2023, the Bank sold $93.9 million and $77.3 million in loans, respectively.

Total deposits decreased $57.0 million during the three months ended March 31, 2024 primarily driven by a net decrease in brokered deposits of $92.2 million. CDs scheduled to mature in three months or less at March 31, 2024, totaled $336.0 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.

For the remainder of 2024, we project that fixed commitments will include $1.4 million of operating lease payments. For information regarding our operating leases, see “Note 7 – Leases” of the Notes to Consolidated Financial Statements included in this report. FHLB advances of $1.1 million are scheduled to mature within the next twelve months.

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

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. The unrestricted cash of FS Bancorp held at the Bank on an unconsolidated basis totaled $9.3 million at March 31, 2024. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.26 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2024 at this rate of $0.26 per share, our total dividends paid each quarter would be approximately $2.0 million based on the number of the current outstanding shares as of March 31, 2024.

Under FS Bancorp’s existing stock repurchase program, approximately $3.0 million remained available for future repurchases as of March 31, 2024. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at March 31, 2024, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well-capitalized status under the capital categories of the FDIC. Based on capital levels at March 31, 2024, the Bank was considered to be well capitalized. At March 31, 2024, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 10.6%, 12.5%, 13.7%, and 12.5%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2024, FS Bancorp would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for FS Bancorp at March 31, 2024 were 9.2% for Tier 1 leverage-based capital, 10.9% for Tier 1 risk-based capital, 14.1% for total risk-based capital, and 10.9% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 14 – Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s 2023 Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Exchange Act was carried out as of March 31, 2024, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the foregoing evaluation, the Company’s CEO and CFO concluded that as of March 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s 2023 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2024:

Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan or Program	Plan or Program
January 1, 2024 - January 31, 2024 (1)	17,612	$37.25	17,612	$3,023,630
February 1, 2024 - February 29, 2024	—	—	—	—
March 1, 2024 - March 31, 2024	—	—	—	—
Total for the quarter	17,612	$37.25	17,612	$3,023,630

____________________________

(1) Includes 3,653 shares internally repurchased by the Company to pay for the option exercise price for participants exercising options.

On August 15, 2023, the Company publicly announced that its Board of Directors approved a stock repurchase program, authorizing the repurchase up to $5.0 million shares of Company common stock, representing approximately 2.5% of its outstanding shares as of that date.  The repurchases may be executed, from time to time, in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards over a 12-month period until July 31, 2024.

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

(c)

Trading Plans. During the three months ended  March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

3.1	Articles of Incorporation of FS Bancorp, Inc. (1)
3.2	Bylaws of FS Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (3)
4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto (3)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (4)
10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (4)
10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (4)
10.6	Form of Restricted Stock Agreement under the 2013 Plan (4)
10.9	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (5)
10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (6)
10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (6)
10.14	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.15	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.16	Form of Change of Control Agreement with Shana Allen, Stephanie Nicklaus, and Benjamin Crowl (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (333‑177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑355589).
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-192990) filed on December 20, 2013 and incorporated by reference.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001‑35589).
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23, 2018.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-265729) filed on June 21, 2022.
(8)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 2, 2024 (File No. 001-35589).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: May 10, 2024	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)