Form 10-Q
period 2024-06-30
FS Bancorp, Inc.
filed 2024-08-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2024, there were 7,747,760 outstanding shares of the registrant’s common stock.

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts) (Unaudited)

	June 30,	December 31,
ASSETS	2024	2023
Cash and due from banks	$20,005	$17,083
Interest-bearing deposits at other financial institutions	13,006	48,608
Total cash and cash equivalents	33,011	65,691
Certificates of deposit at other financial institutions	12,707	24,167
Securities available-for-sale, at fair value (amortized cost of $250,648 and $328,695, net of allowance for credit losses of $0 and $0, respectively)	221,182	292,933
Securities held-to-maturity, net of allowance for credit losses of $45 (fair value of $7,867 and $7,666, respectively)	8,455	8,455
Loans held for sale, at fair value	53,811	25,668
Loans receivable, net of allowance for credit losses of $31,238 and $31,534 (includes $13,868 and $15,088, at fair value, respectively)	2,457,184	2,401,481
Accrued interest receivable	13,792	14,005
Premises and equipment, net	29,999	30,578
Operating lease right-of-use (“ROU”) assets	5,784	6,627
Federal Home Loan Bank (“FHLB”) stock, at cost	10,322	2,114
Deferred tax asset, net	4,590	6,725
Bank owned life insurance (“BOLI”), net	38,201	37,719
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	9,352	9,090
MSRs held for sale, held at the lower of cost or fair value	—	8,086
Goodwill	3,592	3,592
Core deposit intangible, net	15,483	17,343
Other assets	23,912	18,395
TOTAL ASSETS	$2,941,377	$2,972,669
LIABILITIES
Deposits:
Noninterest-bearing accounts	$623,349	$670,831
Interest-bearing accounts	1,759,454	1,851,492
Total deposits	2,382,803	2,522,323
Borrowings	181,895	93,746
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(439)	(473)
Total subordinated notes less unamortized debt issuance costs	49,561	49,527
Operating lease liabilities	5,979	6,848
Other liabilities	37,113	35,737
Total liabilities	2,657,351	2,708,181
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,742,607 and 7,800,545 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	77	78
Additional paid-in capital	55,834	57,362
Retained earnings	243,651	230,354
Accumulated other comprehensive loss, net of tax	(15,536)	(23,306)
Total stockholders’ equity	284,026	264,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,941,377	$2,972,669

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans receivable, including fees	$42,406	$38,216	$83,403	$74,208
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	3,534	2,651	7,417	5,271
Total interest and dividend income	45,940	40,867	90,820	79,479
INTEREST EXPENSE
Deposits	13,252	7,610	26,134	14,234
Borrowings	1,801	1,219	2,968	2,060
Subordinated notes	486	486	971	971
Total interest expense	15,539	9,315	30,073	17,265
NET INTEREST INCOME	30,401	31,552	60,747	62,214
PROVISION FOR CREDIT LOSSES	1,077	716	2,476	2,824
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	29,324	30,836	58,271	59,390
NONINTEREST INCOME
Service charges and fee income	2,479	2,862	5,031	5,470
Gain on sale of loans	2,463	1,947	4,301	3,423
Gain on sale of MSRs	—	—	8,215	—
Gain (loss) on sale of investment securities	151	—	(7,847)	—
Earnings on cash surrender value of BOLI	242	227	482	448
Other noninterest income	533	(203)	797	711
Total noninterest income	5,868	4,833	10,979	10,052
NONINTEREST EXPENSE
Salaries and benefits	13,378	13,513	26,935	27,377
Operations	3,519	3,643	6,527	6,335
Occupancy	1,669	1,562	3,374	3,082
Data processing	2,058	1,683	4,016	3,251
Loan costs	653	1,043	1,238	1,513
Professional and board fees	888	657	1,811	1,335
Federal Deposit Insurance Corporation (“FDIC”) insurance	450	591	982	1,171
Marketing and advertising	377	430	604	620
Acquisition cost	—	61	—	1,562
Amortization of core deposit intangible	919	1,023	1,860	1,482
(Recovery) impairment of MSRs	(54)	(2)	39	—
Total noninterest expense	23,857	24,204	47,386	47,728
INCOME BEFORE PROVISION FOR INCOME TAXES	11,335	11,465	21,864	21,714
PROVISION FOR INCOME TAXES	2,376	2,349	4,508	4,386
NET INCOME	$8,959	$9,116	$17,356	$17,328
Basic earnings per share	$1.15	$1.17	$2.23	$2.23
Diluted earnings per share	$1.13	$1.16	$2.20	$2.19

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$8,959	$9,116	$17,356	$17,328
Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) during period	1,001	(3,715)	(1,551)	2,421
Income tax (provision) benefit related to unrealized holding gain (loss)	(216)	799	333	(521)
Reclassification adjustment for realized (gain) loss, net included in net income	(151)	—	7,847	—
Income tax provision related to reclassification for realized (gain) loss, net	32	—	(1,687)	—
Derivative financial instruments:
Unrealized derivative gain during period	1,422	5,335	6,472	3,818
Income tax provision related to unrealized derivative gain	(305)	(1,142)	(1,391)	(820)
Reclassification adjustment for realized gain, net included in net income	(1,148)	(1,271)	(2,870)	(2,178)
Income tax provision related to reclassification, net	247	273	617	468
Other comprehensive income, net of tax	882	279	7,770	3,188
COMPREHENSIVE INCOME	$9,841	$9,395	$25,126	$20,516

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts) (Unaudited)

Three Months Ended June 30, 2024 and 2023

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, April 1, 2023	7,743,283	$77	$56,138	$208,342	$(22,723)	$241,834
Net income	—	$—	—	9,116	—	$9,116
Dividends paid ($0.25 per share)	—	$—	—	(1,939)	—	$(1,939)
Share-based compensation	—	$—	364	—	—	$364
Issuance of common stock-employee stock purchase plan	9,099	$—	268	—	—	$268
Stock options exercised, net	1,225	$—	11	—	—	$11
Other comprehensive income, net of tax	—	$—	—	—	279	$279
BALANCE, June 30, 2023	7,753,607	$77	$56,781	$215,519	$(22,444)	$249,933

BALANCE, April 1, 2024	7,805,795	$78	$57,552	$236,720	$(16,418)	$277,932
Net income	—	$—	—	8,959	—	$8,959
Dividends paid ($0.26 per share)	—	$—	—	(2,028)	—	$(2,028)
Share-based compensation	—	$—	389	—	—	$389
Issuance of common stock- employee stock purchase plan	8,690	$—	278	—	—	$278
Common stock repurchased - repurchase plan	(72,878)	$(1)	(2,360)	—	—	$(2,361)
Stock options exercised, net	1,000	$—	(25)	—	—	$(25)
Other comprehensive income, net of tax	—	$—	—	—	882	$882
BALANCE, June 30, 2024	7,742,607	$77	$55,834	$243,651	$(15,536)	$284,026

Six Months Ended June 30, 2024 and 2023

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2023	7,736,185	$77	$55,187	$202,065	$(25,632)	$231,697
Net income	—	$—	—	17,328	—	$17,328
Dividends paid ($0.50 per share)	—	$—	—	(3,874)	—	$(3,874)
Share-based compensation	—	$—	1,018	—	—	$1,018
Issuance of common stock-employee stock purchase plan	16,449	$—	539	—		$539
Restricted stock awards forfeited	(4,812)	$—	—	—	—	$—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(440)	$—	(16)	—	—	$(16)
Stock options exercised, net	6,225	$—	53	—	—	$53
Other comprehensive income, net of tax	—	$—	—	—	3,188	$3,188
BALANCE, June 30, 2023	7,753,607	$77	$56,781	$215,519	$(22,444)	$249,933

BALANCE, January 1, 2024	7,800,545	$78	$57,362	$230,354	$(23,306)	$264,488
Net income	—	$—	—	17,356	—	$17,356
Dividends paid ($0.52 per share)	—	$—	—	(4,059)	—	$(4,059)
Share-based compensation	—	$—	784	—	—	$784
Issuance of common stock-employee stock purchase plan	17,940	$—	580	—	—	$580
Common stock repurchased - repurchase plan	(90,490)	$(1)	(2,360)	—	—	$(2,361)
Restricted stock awards forfeited	(4,000)	$—	—	—	—	$—
Stock options exercised, net	18,612	$—	(532)	—	—	$(532)
Other comprehensive income, net of tax	—	$—	—	—	7,770	$7,770
BALANCE, June 30, 2024	7,742,607	$77	$55,834	$243,651	$(15,536)	$284,026

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net income	$17,356	$17,328
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	2,476	2,824
Depreciation, amortization and accretion	5,774	6,219
Compensation expense related to stock options and restricted stock awards	784	1,018
Change in cash surrender value of BOLI	(482)	(448)
Gain on sale of loans held for sale	(4,301)	(3,423)
Gain on sale of MSRs	(8,215)	—
Loss on sale of investment securities, net	7,847	—
Origination of loans held for sale	(271,158)	(185,041)
Proceeds from sale of loans held for sale	261,171	206,392
Impairment of MSRs	39	—
Changes in operating assets and liabilities
Accrued interest receivable	213	(570)
Other assets	(2,076)	(4,168)
Other liabilities	943	2,025
Net cash from operating activities	10,371	42,156
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	98,459	—
Maturities, prepayments, and calls	9,046	8,758
Purchases	(38,009)	(3,933)
Maturities of certificates of deposit at other financial institutions	12,680	—
Purchase of certificates of deposit at other financial institutions	(1,220)	(10,035)
Portfolio loan originations and principal collections, net	(45,298)	(105,739)
Net cash from acquisitions	—	336,157
Proceeds from sale of mortgage servicing rights	16,168	—
Purchase of portfolio loans	(28,208)	(2,231)
Purchase of premises and equipment	(632)	(1,113)
Change in FHLB stock, net	(8,208)	4,056
Net cash from investing activities	14,778	225,920
CASH FLOWS USED BY FINANCING ACTIVITIES
Net decrease in deposits	(139,606)	(187,484)
Proceeds from borrowings	557,804	1,043,500
Repayments of borrowings	(469,655)	(1,030,132)
Dividends paid on common stock	(4,059)	(3,874)
(Disbursements) proceeds from stock options exercised, net	(532)	53
Common stock repurchased for employee/director taxes paid on restricted stock awards	—	(16)
Issuance of common stock - employee stock purchase plan	580	539
Common stock repurchased	(2,361)	—
Net cash used by financing activities	(57,829)	(177,414)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,680)	90,662

CASH AND CASH EQUIVALENTS, beginning of period	65,691	41,437
CASH AND CASH EQUIVALENTS, end of period	$33,011	$132,099

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$31,459	$15,183
Income taxes	2,062	5,985

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$6,296	$2,421
Change in fair value on fair value and cash flow hedges	3,598	1,640
Change in fair value on portfolio loans measured under the fair value option	186	57
Retention in gross MSRs from loan sales	1,393	1,325
ROU assets in exchange for lease liabilities	—	2,034
Acquisitions:
Assets acquired	—	87,512
Liabilities assumed	—	424,949

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

The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”).

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

Segment Reporting – The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the way financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See “Note 14 – Business Segments.”

Subsequent Events – The Company has evaluated events and transactions after  June 30, 2024, for potential recognition or disclosure.

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

NOTE 2 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity at  June 30, 2024 and December 31, 2023:

	June 30, 2024
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,238	$45	$(3,167)	$17,116	$—
Corporate securities	16,000	51	(866)	15,185	—
Municipal bonds	84,345	—	(12,700)	71,645	—
Mortgage-backed securities	112,462	168	(11,909)	100,721	—
U.S. Small Business Administration securities	17,603	79	(1,167)	16,515	—
Total securities available-for-sale	250,648	343	(29,809)	221,182	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(633)	7,867	45
Total securities held-to-maturity	8,500	—	(633)	7,867	45

Total securities	$259,148	$343	$(30,442)	$229,049	$45

	December 31, 2023
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,151	$46	$(3,179)	$18,018	$—
Corporate securities	13,000	613	(741)	12,872	—
Municipal bonds	138,803	42	(19,398)	119,447	—
Mortgage-backed securities	112,855	238	(11,845)	101,248	—
U.S. Small Business Administration securities	42,886	—	(1,538)	41,348	—
Total securities available-for-sale	328,695	939	(36,701)	292,933	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(834)	7,666	45
Total securities held-to-maturity	8,500	—	(834)	7,666	45

Total securities	$337,195	$939	$(37,535)	$300,599	$45

The following table presents the activity in the ACL on securities held-to-maturity by major security type for the three and six months ended June 30, 2024 and 2023:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended June 30,
Corporate Securities	2024	2023
Beginning ACL balance	$45	$31
Provision for (recapture of) credit losses	—	—
Total ending ACL balance	$45	$31

SECURITIES HELD-TO-MATURITY	For the Six Months Ended June 30,
Corporate Securities	2024	2023
Beginning ACL balance	$45	$31
Provision for (recapture of) credit losses	—	—
Total ending ACL balance	$45	$31

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $114,000 and $116,000 at  June 30, 2024 and December 31, 2023, and was $1.0 million and $1.5 million on available-for-sale debt securities as of June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

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

At June 30, 2024 and  December 31, 2023, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of June 30, 2024, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	June 30, 2024
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$34,729	$40,641	$34,729

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$—	$—	$15,071	$(3,167)	$15,071	$(3,167)
Corporate securities	7,874	(126)	4,260	(740)	12,134	(866)
Municipal bonds	884	(9)	70,761	(12,691)	71,645	(12,700)
Mortgage-backed securities	11,908	(41)	65,462	(11,868)	77,370	(11,909)
U.S. Small Business Administration securities	—	—	7,593	(1,167)	7,593	(1,167)
Total securities available-for-sale	20,666	(176)	163,147	(29,633)	183,813	(29,809)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	7,867	(633)	7,867	(633)
Total securities held-to-maturity	—	—	7,867	(633)	7,867	(633)

Total securities	$20,666	$(176)	$171,014	$(30,266)	$191,680	$(30,442)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$—	$—	$15,972	$(3,179)	$15,972	$(3,179)
Corporate securities	959	(41)	4,300	(700)	5,259	(741)
Municipal bonds	3,922	(23)	113,577	(19,375)	117,499	(19,398)
Mortgage-backed securities	20,662	(113)	67,376	(11,732)	88,038	(11,845)
U.S. Small Business Administration securities	33,211	(460)	8,137	(1,078)	41,348	(1,538)
Total securities available-for-sale	58,754	(637)	209,362	(36,064)	268,116	(36,701)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	7,666	(834)	7,666	(834)
Total securities held-to-maturity	—	—	7,666	(834)	7,666	(834)

Total securities	$58,754	$(637)	$217,028	$(36,898)	$275,782	$(37,535)

There were no held-to-maturity debt securities in an unrealized loss position of less than one year and seven held-to-maturity debt securities in an unrealized loss position of more than one year at  June 30, 2024.

There were nine available-for-sale securities in an unrealized loss position of less than one year, and 128 available-for-sale securities in an unrealized loss position of more than one year at June 30, 2024. The unrealized losses associated with these securities are believed to be caused by changing market conditions and considered to be temporary, and the Company does not intend and is not likely to be required to sell these securities prior to maturity. Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes. Substantially all the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings. All the municipal bond securities are investment grade.

All the available-for-sale mortgage-backed securities and U.S. Small Business Administration securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the six months ended June 30, 2024, or for the year ended December 31, 2023.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30,		December 31,
	2024		2023
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due within one year	$—	$—	$922	$914
Due after one year through five years	4,954	4,499	3,947	3,544
Due after five years through ten years	10,973	9,207	11,972	10,139
Due after ten years	4,311	3,410	4,310	3,421
Subtotal	20,238	17,116	21,151	18,018
Corporate securities
Due within one year	—	—	1,000	1,004
Due after one year through five years	10,000	9,960	6,000	6,609
Due after five years through ten years	4,000	3,839	4,000	3,839
Due after ten years	2,000	1,386	2,000	1,420
Subtotal	16,000	15,185	13,000	12,872
Municipal bonds
Due within one year	1,000	1,000	1,013	1,003
Due after one year through five years	78	78	757	751
Due after five years through ten years	6,316	5,852	7,603	7,101
Due after ten years	76,951	64,715	129,430	110,592
Subtotal	84,345	71,645	138,803	119,447
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	83,261	73,097	76,369	66,275
Federal Home Loan Mortgage Corporation (“FHLMC”)	21,351	20,331	32,311	31,376
Government National Mortgage Association (“GNMA”)	7,850	7,293	4,175	3,597
Subtotal	112,462	100,721	112,855	101,248
U.S. Small Business Administration securities
Due within one year	42	41	198	196
Due after one year through five years	1,434	1,373	1,860	1,824
Due after five years through ten years	6,858	6,648	21,420	20,929
Due after ten years	9,269	8,453	19,408	18,399
Subtotal	17,603	16,515	42,886	41,348
Total securities available-for-sale	250,648	221,182	328,695	292,933

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	8,500	7,867	8,500	7,666
Total securities held-to-maturity	8,500	7,867	8,500	7,666
Total securities	$259,148	$229,049	$337,195	$300,599

The proceeds and resulting gains and losses from sales of securities available-for-sale for the three and six months ended June 30, 2024:

	For the Three Months Ended
	June 30, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$54,423	$204	$(53)

	For the Six Months Ended
	June 30, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$98,459	$204	$(8,051)

There were no sales proceeds, or gains or losses for the sale of securities available-for-sale for the three and six months ended June 30, 2023.

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	June 30,	December 31,
REAL ESTATE LOANS	2024	2023
Commercial ("CRE")	$359,404	$366,328
Construction and development	274,209	303,054
Home equity	73,749	69,488
One-to-four-family (excludes loans held for sale)	588,966	567,742
Multi-family	239,675	223,769
Total real estate loans	1,536,003	1,530,381
CONSUMER LOANS
Indirect home improvement	563,621	569,903
Marine	74,627	73,310
Other consumer	3,440	3,540
Total consumer loans	641,688	646,753
COMMERCIAL BUSINESS LOANS
Commercial and industrial ("C&I")	285,183	238,301
Warehouse lending	25,548	17,580
Total commercial business loans	310,731	255,881
Total loans receivable, gross	2,488,422	2,433,015
ACL on loans	(31,238)	(31,534)
Total loans receivable, net	$2,457,184	$2,401,481

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $7.2 million as of June 30, 2024 and $8.4 million as of December 31, 2023. Net loans include unamortized net discounts on acquired loans of $2.2 million and $2.6 million as of  June 30, 2024 and December 31, 2023, respectively. Net loans do not include accrued interest receivable. Accrued interest receivable on loans was $11.8 million and $11.5 million as of June 30, 2024 and December 31, 2023, respectively, and was reported in “Accrued interest receivable” on the Consolidated Balance Sheets.

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

At June 30, 2024, the Bank held approximately $1.11 billion in loans that are pledged as collateral for FHLB advances, compared to approximately $1.07 billion at December 31, 2023. The Bank held approximately $627.1 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at June 30, 2024, compared to approximately $631.1 million at December 31, 2023.

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

Real Estate Loans

CRE Lending. Loans originated by the Company primarily secured by income-producing properties, including retail centers, warehouses, and office buildings located in our market areas.

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

Commercial Business Loans

C&I Lending. C&I loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some C&I loans purchased by the Company are outside of the greater Puget Sound market area. C&I loans are made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business. Certain C&I loans also include SBA/USDA guaranteed certificates of $35.2 million at  June 30, 2024, compared to $10.6 million at  December 31, 2023.

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

Allowance for Credit Losses

The main drivers of the provision for credit losses on loans recorded in the first six months of 2024 were increases in the loan portfolio, as well as an increase in nonperforming loans, and higher net charge-offs.

The following tables detail activity in the ACL on loans by loan categories at or for the three and six months ended June 30, 2024 and 2023:

	At or For the Three Months Ended June 30, 2024
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$14,253	$12,933	$4,293	$—	$31,479
(Reversal of) provision for credit losses on loans	(165)	914	252	—	1,001
Charge-offs	—	(1,015)	(733)	—	(1,748)
Recoveries	—	421	85	—	506
Net charge-offs	—	(594)	(648)	—	(1,242)
Total ending ACL balance	$14,088	$13,253	$3,897	$—	$31,238

	At or For the Three Months Ended June 30, 2023
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,572	$13,401	$3,964	$—	$29,937
(Reversal of) provision for credit losses on loans	(265)	1,266	62	—	1,063
Charge-offs	—	(876)	—	—	(876)
Recoveries	—	226	—	—	226
Net charge-offs	—	(650)	—	—	(650)
Total ending ACL balance	$12,307	$14,017	$4,026	$—	$30,350

	At or For the Six Months Ended June 30, 2024
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$14,107	$13,357	$4,070	$—	$31,534
(Reversal of) provision for credit losses on loans	(19)	1,558	883	—	2,422
Charge-offs	—	(2,501)	(1,141)	—	(3,642)
Recoveries	—	839	85	—	924
Net Charge-offs	—	(1,662)	(1,056)	—	(2,718)
Total ending ACL balance	$14,088	$13,253	$3,897	$—	$31,238

	At or For the Six Months Ended June 30, 2023
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,123	$12,109	$3,760	$—	$27,992
Provision for credit losses on loans	194	2,957	267	—	3,418
Charge-offs	(10)	(1,585)	(1)	—	(1,596)
Recoveries	—	536	—	—	536
Net charge-offs	(10)	(1,049)	(1)	—	(1,060)
Total ending ACL balance	$12,307	$14,017	$4,026	$—	$30,350

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company may modify the contractual terms of a loan to a borrower experiencing financial difficulty as a part of ongoing loss mitigation strategies. These modifications may result in an interest rate reduction, term extension, an other-than-insignificant payment delay, or a combination thereof. The Company typically does not offer principal forgiveness. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL on loans because of the measurement methodologies used to estimate the allowance.

The following tables present the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty at the end of the reporting periods by loan class and modification type.

	Payment Deferral
	Amortized Cost	% of Total Loan
June 30, 2024	Basis	Type	Financial Effect
CRE	$1,116	0.3%	Deferred payments and capitalized interest for a weighted-average period of 2.0 years.

December 31, 2023
CRE	$1,088	0.3%	Deferred payments and capitalized interest for a weighted-average period of 1.5 years.

	Combination - Term Extension and Interest Rate Reduction
	Amortized Cost	% of Total Loan
December 31, 2023	Basis	Type	Financial Effect
C&I	$2,940	1.2%	Reduced weighted-average contractual interest rate from 7.5% to 4.1% and added a weighted-average 5 years to the life of the loans.

At  June 30, 2024 and  December 31, 2023, the loans were in compliance with their modified terms and were classified as current. For the three and six months ended June 30, 2024 and 2023, no loans experienced a default subsequent to being granted a modification in the last twelve months. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of June 30, 2024.

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at June 30, 2024 and December 31, 2023:

	June 30, 2024
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE	$—	$323	$—	$323	$359,081	$359,404	$1,116
Construction and development	—	—	4,737	4,737	269,472	274,209	4,737
Home equity	24	—	156	180	73,569	73,749	156
One-to-four-family	78	—	—	78	588,888	588,966	170
Multi-family	—	—	—	—	239,675	239,675	—
Total real estate loans	102	323	4,893	5,318	1,530,685	1,536,003	6,179
CONSUMER LOANS
Indirect home improvement	2,265	1,041	901	4,207	559,414	563,621	2,319
Marine	181	239	85	505	74,122	74,627	327
Other consumer	5	5	5	15	3,425	3,440	6
Total consumer loans	2,451	1,285	991	4,727	636,961	641,688	2,652
COMMERCIAL BUSINESS LOANS
C&I	—	—	1,701	1,701	283,482	285,183	2,575
Warehouse lending	—	—	—	—	25,548	25,548	—
Total commercial business loans	—	—	1,701	1,701	309,030	310,731	2,575
Total loans	$2,553	$1,608	$7,585	$11,746	$2,476,676	$2,488,422	$11,406

	December 31, 2023
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE	$—	$—	$—	$—	$366,328	$366,328	$1,088
Construction and development	—	—	—	—	303,054	303,054	4,699
Home equity	79	25	136	240	69,248	69,488	173
One-to-four-family	—	96	—	96	567,646	567,742	96
Multi-family	—	—	—	—	223,769	223,769	—
Total real estate loans	79	121	136	336	1,530,045	1,530,381	6,056
CONSUMER LOANS
Indirect home improvement	1,759	1,248	777	3,784	566,119	569,903	1,863
Marine	373	243	137	753	72,557	73,310	342
Other consumer	57	18	6	81	3,459	3,540	8
Total consumer loans	2,189	1,509	920	4,618	642,135	646,753	2,213
COMMERCIAL BUSINESS LOANS
C&I	—	—	2,514	2,514	235,787	238,301	2,683
Warehouse lending	—	—	—	—	17,580	17,580	—
Total commercial business loans	—	—	2,514	2,514	253,367	255,881	2,683
Total loans	$2,268	$1,630	$3,570	$7,468	$2,425,547	$2,433,015	$10,952

(1)	Includes loans less than 90 days past due as applicable.

There were no loans 90 days or more past due and still accruing interest at both June 30, 2024 and December 31, 2023.

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

	June 30, 2024
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
CRE	2024	2023	2022	2021	2020	Prior	Revolving Loans	to Term	Total Loans
Pass	$13,315	$47,571	$84,920	$58,041	$44,659	$76,866	$—	$769	$326,141
Watch	—	3,168	10,793	12,776	—	2,199	—	—	28,936
Special mention	—	—	—	—	—	401	—	—	401
Substandard	—	—	—	—	1,631	2,295	—	—	3,926
Total CRE	13,315	50,739	95,713	70,817	46,290	81,761	—	769	359,404
Construction and development
Pass	67,600	111,041	45,515	33,272	747	508	10,311	—	268,994
Watch	—	—	—	478	—	—	—	—	478
Substandard	—	—	4,737	—	—	—	—	—	4,737
Total construction and development	67,600	111,041	50,252	33,750	747	508	10,311	—	274,209
Home equity
Pass	6,570	2,796	374	1,561	6,089	1,806	54,328	69	73,593
Substandard	—	—	—	—	—	15	141	—	156
Total home equity	6,570	2,796	374	1,561	6,089	1,821	54,469	69	73,749
One-to-four-family
Pass	33,629	103,630	175,294	118,545	79,405	75,609	—	—	586,112
Substandard	—	—	792	—	—	2,062	—	—	2,854
Total one-to-four-family	33,629	103,630	176,086	118,545	79,405	77,671	—	—	588,966
Multi-family
Pass	93	7,069	20,253	90,611	60,311	61,338	—	—	239,675
Total multi-family	93	7,069	20,253	90,611	60,311	61,338	—	—	239,675
Total real estate loans	$121,207	$275,275	$342,678	$315,284	$192,842	$223,099	$64,780	$838	$1,536,003

	June 30, 2024
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2024	2023	2022	2021	2020	Prior	Revolving Loans	to Term	Total Loans
Pass	$58,842	$150,237	$189,391	$83,787	$31,830	$47,213	$2	$—	$561,302
Substandard	42	534	795	515	214	219	—	—	2,319
Total indirect home improvement	58,884	150,771	190,186	84,302	32,044	47,432	2	—	563,621
Indirect home improvement gross charge-offs	38	480	721	219	225	306	—	—	1,989
Marine
Pass	7,798	12,440	21,823	9,240	12,119	10,880	—	—	74,300
Substandard	—	—	—	—	41	286	—	—	327
Total marine	7,798	12,440	21,823	9,240	12,160	11,166	—	—	74,627
Marine gross charge-offs	—	21	128	51	83	105	—	—	388
Other consumer
Pass	120	186	433	105	51	139	2,400	—	3,434
Substandard	—	—	1	—	—	—	5	—	6
Total other consumer	120	186	434	105	51	139	2,405	—	3,440
Other consumer gross charge-offs	—	33	6	—	—	24	61	—	124
Total consumer loans	$66,802	$163,397	$212,443	$93,647	$44,255	$58,737	$2,407	$—	$641,688

	June 30, 2024
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
C&I	2024	2023	2022	2021	2020	Prior	Revolving Loans	to Term	Total Loans
Pass	$32,106	$22,395	$31,209	$17,593	$10,159	$11,716	$128,359	$744	$254,281
Watch	—	4,978	—	743	2,082	502	10,711	—	19,016
Special mention	—	—	—	565	—	654	713	—	1,932
Substandard	—	2,718	—	2,280	1,290	1,552	2,114	—	9,954
Total C&I	32,106	30,091	31,209	21,181	13,531	14,424	141,897	744	285,183
C&I gross charge-offs	—	—	—	—	—	380	761	—	1,141
Warehouse lending
Pass	—	—	—	—	—	—	22,287	—	22,287
Special mention	—	—	—	—	—	—	3,261	—	3,261
Total warehouse lending	—	—	—	—	—	—	25,548	—	25,548
Total commercial business loans	$32,106	$30,091	$31,209	$21,181	$13,531	$14,424	$167,445	$744	$310,731

TOTAL LOANS RECEIVABLE, GROSS
Pass	$220,073	$457,365	$569,212	$412,755	$245,370	$286,075	$217,687	$1,582	$2,410,119
Watch	—	8,146	10,793	13,997	2,082	2,701	10,711	—	48,430
Special mention	—	—	—	565	—	1,055	3,974	—	5,594
Substandard	42	3,252	6,325	2,795	3,176	6,429	2,260	—	24,279
Total loans receivable, gross	$220,115	$468,763	$586,330	$430,112	$250,628	$296,260	$234,632	$1,582	$2,488,422
Total gross charge-offs	$38	$534	$855	$270	$308	$815	$822	$—	$3,642

	December 31, 2023
								Revolving Loans
REAL ESTATE LOANS	Term Loans by Year of Origination							Converted
CRE	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$48,551	$91,144	$61,689	$46,117	$27,957	$61,764	$499	$—	$337,721
Watch	3,201	5,446	12,894	—	453	2,226	45	—	24,265
Special mention	—	—	—	—	409	—	—	—	409
Substandard	—	—	—	1,650	—	1,957	—	326	3,933
Total CRE	51,752	96,590	74,583	47,767	28,819	65,947	544	326	366,328
Construction and development
Pass	120,155	106,168	46,989	15,219	—	540	9,284	—	298,355
Substandard	—	4,699	—	—	—	—	—	—	4,699
Total construction and development	120,155	110,867	46,989	15,219	—	540	9,284	—	303,054
Home equity
Pass	4,583	398	1,584	6,525	11	2,137	54,077	—	69,315
Substandard	—	—	—	—	—	36	137	—	173
Total home equity	4,583	398	1,584	6,525	11	2,173	54,214	—	69,488
Home equity gross charge-offs							10		10
One-to-four-family							—
Pass	103,165	175,412	122,406	80,815	30,595	52,008	—	472	564,873
Substandard	—	866	—	—	—	2,003	—	—	2,869
Total one-to-four-family	103,165	176,278	122,406	80,815	30,595	54,011	—	472	567,742
Multi-family
Pass	7,106	20,404	91,047	42,511	37,990	24,711	—	—	223,769
Total multi-family	7,106	20,404	91,047	42,511	37,990	24,711	—	—	223,769
Total real estate loans	$286,761	$404,537	$336,609	$192,837	$97,415	$147,382	$64,042	$798	$1,530,381

	December 31, 2023
								Revolving Loans
CONSUMER LOANS	Term Loans by Year of Origination							Converted
Indirect home improvement	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$171,208	$212,661	$93,664	$36,032	$23,977	$30,492	$6	$—	$568,040
Substandard	212	663	448	141	258	141	—	—	1,863
Total indirect home improvement	171,420	213,324	94,112	36,173	24,235	30,633	6	—	569,903
Indirect home improvement gross charge-offs	204	1,386	567	290	145	336	—	—	2,928
Marine
Pass	13,619	23,963	9,987	13,082	5,267	7,050	—	—	72,968
Substandard	—	—	52	85	—	205	—	—	342
Total marine	13,619	23,963	10,039	13,167	5,267	7,255	—	—	73,310
Marine gross charge-offs	—	47	93	—	7	256	—	—	403
Other consumer
Pass	309	559	175	69	3	159	2,258	—	3,532
Substandard	—	—	—	—	—	—	8	—	8
Total other consumer	309	559	175	69	3	159	2,266	—	3,540
Other consumer gross charge-offs	—	2	12	—	—	—	120	—	134
Total consumer loans	$185,348	$237,846	$104,326	$49,409	$29,505	$38,047	$2,272	$—	$646,753

	December 31, 2023
COMMERCIAL								Revolving Loans
BUSINESS LOANS	Term Loans by Year of Origination							Converted
C&I	2023	2022	2021	2020	2019	Prior	Revolving Loans	to Term	Total Loans
Pass	$13,971	$32,334	$19,634	$11,537	$5,122	$9,707	$119,844	$145	$212,294
Watch	2,322	—	1,382	2,366	—	953	5,754	—	12,777
Special mention	143	—	—	—	498	253	1,345	—	2,239
Substandard	2,940	—	2,321	1,391	1,766	169	2,005	—	10,592
Doubtful	—	—	—	—	—	—	399	—	399
Total C&I	19,376	32,334	23,337	15,294	7,386	11,082	129,347	145	238,301
C&I gross charge-offs	—	—	1	—	—	—	—	—	1
Warehouse lending
Pass	—	—	—	—	—	—	17,003	—	17,003
Watch	—	—	—	—	—	—	577	—	577
Total warehouse lending	—	—	—	—	—	—	17,580	—	17,580
Total commercial business loans	$19,376	$32,334	$23,337	$15,294	$7,386	$11,082	$146,927	$145	$255,881

TOTAL LOANS RECEIVABLE, GROSS
Pass	$482,667	$663,043	$447,175	$251,907	$130,922	$188,568	$202,971	$617	$2,367,870
Watch	5,523	5,446	14,276	2,366	453	3,179	6,376	—	37,619
Special mention	143	—	—	—	907	253	1,345	—	2,648
Substandard	3,152	6,228	2,821	3,267	2,024	4,511	2,150	326	24,479
Doubtful	—	—	—	—	—	—	399	—	399
Total loans receivable, gross	$491,485	$674,717	$464,272	$257,540	$134,306	$196,511	$213,241	$943	$2,433,015
Total gross charge-offs	$204	$1,435	$673	$290	$152	$592	$130	$—	$3,476

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates indicated:

	June 30, 2024			December 31, 2023
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
REAL ESTATE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE	$1,116	$—	$1,116	$1,088	$—	$1,088
Construction and development	—	4,737	4,737	—	4,699	4,699
Home equity	156	—	156	173	—	173
One-to-four-family	170	—	170	96	—	96
	1,442	4,737	6,179	1,357	4,699	6,056
CONSUMER LOANS
Indirect home improvement	—	2,319	2,319	—	1,863	1,863
Marine	—	327	327	—	342	342
Other consumer	—	6	6	—	8	8
	—	2,652	2,652	—	2,213	2,213
COMMERCIAL BUSINESS LOANS
C&I	263	2,312	2,575	—	2,683	2,683
Total	$1,705	$9,701	$11,406	$1,357	$9,595	$10,952

The Company recognized interest income on a cash basis for nonaccrual loans of $92,000 and $106,000 during the three months ended June 30, 2024 and 2023, and $203,000 and $168,000 during the six months ended  June 30, 2024 and 2023,respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	June 30, 2024				December 31, 2023
	Commercial	Residential	Other		Commercial	Residential	Other
REAL ESTATE LOANS	Real Estate	Real Estate	Non-Real Estate	Total	Real Estate	Real Estate	Non-Real Estate	Total
CRE	$1,116	$—	$—	$1,116	$1,088	$—	$—	$1,088
Construction and development	4,737	—	—	4,737	4,699	—		4,699
Home equity	—	156	—	156	—	173	—	173
One-to-four-family	—	170	—	170	—	96	—	96
	5,853	326	—	6,179	5,787	269	—	6,056
CONSUMER LOANS
Indirect home improvement	—	—	2,319	2,319	—	—	1,863	1,863
Marine	—	—	327	327	—	—	342	342
	—	—	2,646	2,646	—	—	2,205	2,205
COMMERCIAL BUSINESS LOANS
C&I	—	—	2,575	2,575	—	—	2,683	2,683
Total	$5,853	$326	$5,221	$11,400	$5,787	$269	$4,888	$10,944

NOTE 4 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of permanent loans serviced for others was $1.60 billion and $2.83 billion at June 30, 2024 and December 31, 2023, respectively.

The following table summarizes MSRs activity at or for the dates indicated:

	At or For the Three Months Ended
	June 30,
	2024	2023
Beginning balance, at the lower of cost or fair value	$9,009	$17,599
Additions	817	920
MSRs amortized	(528)	(894)
Recovery of MSRs	54	2
Ending balance, at the lower of cost or fair value	$9,352	$17,627

	At or For the Six Months Ended
	June 30,
	2024	2023
Beginning balance, at the lower of cost or fair value	$17,176	$18,017
Additions	1,393	1,325
Sales	(7,953)	—
MSRs amortized	(1,225)	(1,715)
Impairment of MSRs	(39)	—
Ending balance, at the lower of cost or fair value	$9,352	$17,627

The fair value of the MSRs’ assets was $20.8 million and $38.2 million at  June 30, 2024 and December 31, 2023, respectively.  Fair value adjustments to MSRs are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates.  A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

The following provides valuation assumptions used in determining the fair value of MSRs at the dates indicated:

	At June 30,	At December 31,
Key assumptions:	2024	2023
Weighted average discount rate	10.0%	9.4%
Conditional prepayment rate (“CPR”)	8.5%	7.2%
Weighted average life in years	7.9	8.4

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

	June 30, 2024	December 31, 2023
Aggregate portfolio principal balance	$1,598,388	$2,832,016
Weighted average rate of loans in MSRs portfolio	4.1%	3.6%

At June 30, 2024	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.5%	10.1%	12.4%
Fair value MSRs	$20,788	$20,062	$19,188
Percentage of MSRs	1.3%	1.3%	1.2%

Discount rate	10.0%	10.5%	11.0%
Fair value MSRs	$20,788	$20,340	$19,910
Percentage of MSRs	1.3%	1.3%	1.2%

At December 31, 2023	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	7.2%	8.0%	9.3%
Fair value MSRs	$38,163	$37,268	$35,819
Percentage of MSRs	1.3%	1.3%	1.3%

Discount rate	9.4%	9.9%	10.4%
Fair value MSRs	$38,163	$37,301	$36,476
Percentage of MSRs	1.3%	1.3%	1.3%

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

The Company recorded $1.1 million and $1.8 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $3.6 million for the six months ended  June 30, 2024 and 2023. The income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

NOTE 5 – DERIVATIVES

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

The Company expects that approximately $3.9 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

		Cumulative Amount of Fair Value
Line item in the statement of financial		Hedging Adjustment Included in
position in which the hedged Item is	Carrying Amount of the	the Carrying Amount of the
included	Hedged Assets	Hedged Assets
June 30, 2024
Investment securities (1)	$55,397	$4,603
Total	$55,397	$4,603

December 31, 2023
Investment securities (1)	$56,785	$3,215
Total	$56,785	$3,215

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $223.1 million; the cumulative basis adjustments associated with these hedging relationships was $4.6 million; and the amounts of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	June 30, 2024
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits and borrowings	$235,000	$5,072	$—
Fair value hedges:
Interest rate swaps - securities	60,000	4,582	—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	43,041	378	—
Mandatory and best effort forward commitments with investors	34,337	—	316
Forward TBA mortgage-backed securities	58,000	122	—
Interest rate swaps - customer swap positions	801	—	71
Interest rate swaps - dealer offsets to customer swap positions	801	71	—

	December 31, 2023
		Fair Value
Cash flow hedges:	Notional	Asset	Liability
Interest rate swaps - brokered deposits	$250,000	$3,233	$375
Fair value hedges:
Interest rate swaps - securities	60,000	3,198	—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	22,334	329	—
Mandatory and best effort forward commitments with investors	10,070	—	188
Forward TBA mortgage-backed securities	33,000	—	284
Interest rate swaps - customer swap positions	801	—	63
Interest rate swaps - dealer offsets to customer swap positions	801	64	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
	Interest		Interest
	Expense	Interest	Expense	Interest
	Deposits and Borrowings	Income Securities	Deposits and Borrowings	Income Securities
Total amounts presented on the Consolidated Statements of Income	$15,053	$3,534	$8,829	$2,651
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	$—	$(163)	$—	$1,559
Recognized on derivatives designated as hedging instruments	—	163	—	(1,559)
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	421	—	363
Net income recognized on fair value hedges	$—	$421	$—	$363
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from AOCI into net income	$1,148	$—	$1,271	$—
Net income recognized on cash flow hedges	$1,148	$—	$1,271	$—

	Six Months Ended June 30,
	2024		2023
	Interest		Interest
	Expense	Interest	Expense	Interest
	Deposits and Borrowings	Income Securities	Deposits and Borrowings	Income Securities
Total amounts presented on the Consolidated Statements of Income	$29,102	$7,417	$16,294	$5,271
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	$—	$(1,388)	$—	$(60)
Recognized on derivatives designated as hedging instruments	—	1,388	—	60
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	839	—	656
Net income recognized on fair value hedges	$—	$839	$—	$656
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from AOCI into net income	$2,870	$—	$2,178	$—
Net income recognized on cash flow hedges	$2,870	$—	$2,178	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $19,000 and net losses of $51,000 for the three months ended June 30, 2024 and 2023, and net gains of $201,000 and $373,000 for the six months ended  June 30, 2024 and 2023, respectively.

The following tables present a summary of amounts outstanding in derivative financial instruments, including those entered into in connection with the same counterparty under master netting agreements at the dates indicated. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related asset or liability for each counterparty.

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Statement of Financial Position
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
At June 30, 2024
Interest rate swaps	$9,811	$86	$9,725	$—	$1,120	$8,605

At December 31, 2023
Interest rate swaps	$6,648	$153	$6,495	$—	$—	$6,495

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Liabilities	in the Statement of Financial Position
	of Recognized	Statement of	Presented in the Statement	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Financial Position	of Financial Position	Instruments	Posted	Net Amount
At June 30, 2024
Interest rate swaps	$—	$—	$—	$—	$—	$—

At December 31, 2023
Interest rate swaps	$(722)	$(347)	$(375)	$—	$270	$(105)

Credit Risk–Related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At June 30, 2024, the Company had no collateral posted due to this provision.  Receivables related to cash collateral that has been paid to counterparties is included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 6 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment. The Company’s leases have remaining lease terms of five months to six years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended	Three Months Ended
Lease cost:	June 30, 2024	June 30, 2023
Operating lease cost	$475	$471
Short-term lease cost	2	5
Total lease cost	$477	$476

	Six Months Ended	Six Months Ended
Lease cost:	June 30, 2024	June 30, 2023
Operating lease cost	$949	$881
Short-term lease cost	5	9
Total lease cost	$954	$890

The following tables provide supplemental information related to operating leases at or for the three and six months ended June 30, 2024 and 2023:

	At or For the	At or For the
	Three Months Ended	Three Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2024	June 30, 2023
Operating cash flows from operating leases	$490	$482
Weighted average remaining lease term- operating leases (in years)	3.7	4.4
Weighted average discount rate- operating leases	2.99%	2.92%

	At or For the	At or For the
	Six Months Ended	Six Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2024	June 30, 2023
Operating cash flows from operating leases	$980	$906
Weighted average remaining lease term- operating leases (in years)	3.7	4.4
Weighted average discount rate- operating leases	2.99%	2.92%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at  June 30, 2024 for future periods are as follows:

Remainder of 2024	$963
2025	1,628
2026	1,475
2027	1,173
2028	428
Thereafter	954
Total lease payments	6,621
Less imputed interest	(642)
Total	$5,979

NOTE 7 – OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and six months ended June 30, 2024 and 2023:

	At or For the Three Months Ended		At or For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$—	$570	$—	$570
Additions	—	—	—	—
Loans transferred to OREO	—	—	—	—
Ending balance	$—	$570	$—	$570

There were no OREO properties at June 30, 2024 and December 31, 2023. There were no OREO holding costs for the three and six months ended June 30, 2024 and 2023.

There were $19,000 and $96,000 in portfolio mortgage loans collateralized by residential real estate in the process of foreclosure at June 30, 2024 and at December 31, 2023, respectively.

NOTE 8 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	June 30,	December 31,
	2024	2023
Noninterest-bearing checking	$613,137	$654,048
Interest-bearing checking (1)	166,839	244,028
Savings	151,398	151,630
Money market (2)	343,995	359,063
Certificates of deposit less than $100,000 (3)	530,537	587,858
Certificates of deposit of $100,000 through $250,000	427,893	429,373
Certificates of deposit greater than $250,000	138,792	79,540
Escrow accounts related to mortgages serviced (4)	10,212	16,783
Total	$2,382,803	$2,522,323

(1)	Includes $0.0 and $70.2 million of brokered deposits at June 30, 2024 and December 31, 2023, respectively.
(2)	Includes $4.0 million and $1,000 of brokered deposits at June 30, 2024 and December 31, 2023, respectively.
(3)	Includes $261.0 million and $361.3 million of brokered deposits at June 30, 2024 and December 31, 2023, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of certificates of deposits at June 30, 2024 for future periods ending are as follows:

Maturing in 2024	$615,361
Maturing in 2025	369,984
Maturing in 2026	87,246
Maturing in 2027	21,019
Maturing in 2028	3,208
Thereafter	404
Total	$1,097,222

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest-bearing checking	$555	$370	$1,339	$468
Savings and money market	1,951	1,344	3,612	2,542
Certificates of deposit	10,746	5,896	21,183	11,224
Total	$13,252	$7,610	$26,134	$14,234

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	June 30,	December 31,
REAL ESTATE LOANS	2024	2023
CRE	$964	$3,472
Construction and development	195,775	154,611
One-to-four-family (includes locks for saleable loans)	49,866	23,751
Home equity	97,751	94,026
Multi-family	2,893	2,945
Total real estate loans	347,249	278,805
CONSUMER LOANS	28,886	29,517
COMMERCIAL BUSINESS LOANS
C&I	155,200	164,873
Warehouse lending	51,215	61,837
Total commercial business loans	206,415	226,710
Total commitments to extend credit	$582,550	$535,032

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL – unfunded loan commitments at June 30, 2024 and December 31, 2023 was $1.6 million and $1.5 million, respectively. The Company recorded a provision for credit losses – unfunded loan commitments of $77,000 and $54,000 for the three and six months ended  June 30, 2024, respectively, as compared to a recovery from the ACL of $347,000 and $596,000 for the three and six months ended June 30, 2023, respectively.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through June 30, 2024, total loans serviced on behalf of the FHLB of Des Moines were $8.8 million with the FLA totaling $581,000 and the CE obligation at $389,000 or 4.4% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At both June 30, 2024 and December 31, 2023, there were no loans sold and serviced on behalf of the FHLB of Des Moines that were greater than 90 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.0 million and $2.1 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2024 and December 31, 2023, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at June 30, 2024.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

Loans Receivable – Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. As of June 30, 2024 and December 31, 2023, there were $13.9 million and $15.1 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale, at fair value to loans held for investment. The aggregate unpaid principal balance of these loans was $14.6 million and $16.3 million as of June 30, 2024 and December 31, 2023, respectively. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the three months ended June 30, 2024, the Company recorded a net increase in fair value of $184,000, as compared to a net decrease in fair value of $520,000 for the three months ended June 30, 2023. For the six months ended  June 30, 2024 and  June 30, 2023. the Company recorded net increases in fair value of $186,000 and $57,000, respectively.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At June 30, 2024
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,116	$—	$17,116
Corporate securities	—	15,185	—	15,185
Municipal bonds	—	71,645	—	71,645
Mortgage-backed securities	—	100,721	—	100,721
U.S. Small Business Administration securities	—	16,515	—	16,515
Mortgage loans held for sale, at fair value	—	53,811	—	53,811
Loans receivable, at fair value	—	13,868	—	13,868
Derivatives:
Interest rate lock commitments with customers	—	—	378	378
Forward TBA mortgage-backed securities	—	122	—	122
Interest rate swaps - cash flow and fair value hedges	—	9,654	—	9,654
Interest rate swaps - dealer offsets to customer swap positions	—	—	—	—
Total assets measured at fair value	$—	$298,637	$378	$299,015
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$—	$—	$—
Mandatory and best effort forward commitments with investors	—	—	(316)	(316)
Total liabilities measured at fair value	$—	$—	$(316)	$(316)

Financial Assets	At December 31, 2023
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,018	$—	$18,018
Corporate securities	—	12,872	—	12,872
Municipal bonds	—	119,447	—	119,447
Mortgage-backed securities	—	101,248	—	101,248
U.S. Small Business Administration securities	—	41,348	—	41,348
Mortgage loans held for sale, at fair value	—	25,668	—	25,668
Loans receivable, at fair value	—	15,088	—	15,088
Derivatives:
Interest rate lock commitments with customers	—	—	329	329
Interest rate swaps- cash flow and fair value hedges	—	6,431	—	6,431
Interest rate swaps - dealer offsets to customer swap positions	—	64	—	64
Total assets measured at fair value	$—	$340,184	$329	$340,513
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(188)	$(188)
Forward TBA mortgage-backed securities	—	(284)	—	(284)
Interest rate swaps - cash flow and fair value hedges	—	(375)	—	(375)
Interest rate swaps - customer swap positions	—	(63)	—	(63)
Total liabilities measured at fair value	$—	$(722)	$(188)	$(910)

The following table presents financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at June 30, 2024 and  December 31, 2023.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
MSRs	$—	$—	$20,788	$20,788

	December 31, 2023
	Level 1	Level 2	Level 3	Total
MSRs	—	—	38,163	38,163

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Rate
Fair Value	Valuation	Unobservable		June 30,	December 31,
Instruments	Techniques	Inputs	Range	2024	2023
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	90.8%	90.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	90.8%	90.5%
NONRECURRING
MSR	Industry sources	Pre-payment speeds	0% - 50%	8.5%	7.2%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2024	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$251	$693	$(566)	$378	$127	$—
Individual forward sale commitments with investors	(73)	36	(279)	(316)	(243)	—
June 30, 2023
Interest rate lock commitments with customers	$565	$948	$(1,240)	$273	$(292)	$—
Individual forward sale commitments with investors	(13)	188	(52)	123	136	—

		Purchases			Net change in	Net change in
Six Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2024	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$329	$1,658	$(1,609)	$378	$49	$—
Individual forward sale commitments with investors	(188)	21	(149)	(316)	128	—
June 30, 2023
Interest rate lock commitments with customers	$107	$1,942	$(1,776)	$273	$166	$—
Individual forward sale commitments with investors	(38)	410	(249)	123	161	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	June 30,		December 31,
	2024		2023
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$33,011	$33,011	$65,691	$65,691
Certificates of deposit at other financial institutions	12,707	12,707	24,167	24,167
Level 2 inputs:
Securities available-for-sale, at fair value	221,182	221,182	292,933	292,933
Securities held-to-maturity, gross	8,500	7,867	8,500	7,666
Loans held for sale, at fair value	53,811	53,811	25,668	25,668
FHLB stock, at cost	10,322	10,322	2,114	2,114
Forward TBA mortgage-backed securities	122	122	—	—
Loans receivable, at fair value	13,868	13,868	15,088	15,088
Interest rate swaps - cash flow and fair value hedges	9,654	9,654	6,431	6,431
Accrued interest receivable	13,792	13,792	14,005	14,005
Interest rate swaps - dealer offsets to customer swap positions	71	71	64	64
Level 3 inputs:
Loans receivable, gross	2,474,554	2,364,761	2,417,927	2,276,397
MSRs, held at lower of cost or fair value	9,352	20,788	9,090	20,552
MSRs held for sale, held at lower of cost or fair value	—	—	8,086	17,611
Fair value interest rate locks with customers	378	378	—	—
Financial Liabilities
Level 2 inputs:
Deposits	2,382,803	2,374,574	2,522,323	2,515,026
Borrowings	181,895	180,748	93,746	93,416
Subordinated notes, excluding unamortized debt issuance costs	50,000	44,151	50,000	43,480
Accrued interest payable	3,116	3,116	5,473	5,473
Interest rate swaps - cash flow and fair value hedges	—	—	375	375
Forward TBA mortgage-backed securities	—	—	284	284
Interest rate swaps - customer swap positions	71	71	63	63
Level 3 inputs:
Mandatory and best effort forward commitments with investors	316	316	188	188

NOTE 11 – EARNINGS PER SHARE

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Numerator	2024	2023	2024	2023
Net income	$8,959	$9,116	$17,356	$17,328
Dividends and undistributed earnings allocated to participating securities	(138)	(160)	(270)	(307)
Net income available to common shareholders	$8,821	$8,956	$17,086	$17,021
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,688,246	7,637,210	7,664,368	7,635,647
Dilutive shares	108,007	109,126	114,354	133,870
Diluted weighted average common shares outstanding	7,796,253	7,746,336	7,778,722	7,769,517
Basic earnings per share	$1.15	$1.17	$2.23	$2.23
Diluted earnings per share	$1.13	$1.16	$2.20	$2.19
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	37,949	67,675	33,000	50,555

NOTE 12 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At June 30, 2024, there were 265,532 stock option awards and 80,622 RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $389,000 and $784,000 for the three and six months ended  June 30, 2024, respectively, and $364,000 and $1.0 million for the three and six months ended  June 30, 2023, respectively.

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

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2024	662,279	$28.12	6.69	$5,852,975
Granted	—	$—	—	—
Less exercised	18,612	$8.45	—	$531,699
Less forfeited	12,000	30.73	—	—
Outstanding at June 30, 2024	631,667	$28.65	6.32	$4,925,343

Expected to vest, assuming a 0.31% annual forfeiture rate at June 30, 2024 (1)	624,770	$28.65	6.24	$4,872,165

Exercisable at June 30, 2024	364,850	$27.88	5.28	$3,125,310

(1)	Forfeiture rate has been calculated and estimated to assume a forfeiture of 3.1% of the options over 10 years.

At June 30, 2024, there was $1.3 million of total unrecognized forfeiture adjusted compensation cost related to nonvested stock options granted under the 2018 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

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

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2024	102,144	$29.61
Granted	—	—
Less vested	—	—
Less forfeited	4,000	30.73
Nonvested at June 30, 2024	98,144	$29.57

At June 30, 2024, there was $2.0 million of total unrecognized forfeiture adjusted compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

NOTE 13 – REGULATORY CAPITAL

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At June 30, 2024, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at June 30, 2024, that the Bank met all capital adequacy requirements.

The following tables compare the Bank’s actual capital amounts and ratios to their minimum regulatory capital requirements and well capitalized regulatory capital at the dates indicated:

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At June 30, 2024
Total risk-based capital
(to risk-weighted assets)	$355,165	13.85%	$205,122	8.00%		$269,223	10.50%	$256,403	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$323,105	12.60%	$153,842	6.00%		$217,943	8.50%	$205,122	8.00%
Tier 1 leverage capital
(to average assets)	$323,105	10.94%	$118,153	4.00%	$	N/A	N/A	$147,691	5.00%
CET 1 capital
(to risk-weighted assets)	$323,105	12.60%	$115,381	4.50%		$179,482	7.00%	$166,662	6.50%

At December 31, 2023
Total risk-based capital
(to risk-weighted assets)	$339,436	13.37%	$203,094	8.00%		$266,561	10.50%	$253,868	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$307,686	12.12%	$152,321	6.00%		$215,787	8.50%	$203,094	8.00%
Tier 1 leverage capital
(to average assets)	$307,686	10.39%	$118,488	4.00%	$	N/A	N/A	$148,109	5.00%
CET 1 capital
(to risk-weighted assets)	$307,686	12.12%	$114,240	4.50%		$177,707	7.00%	$165,014	6.50%

In addition to the minimum CET 1, Tier 1, total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2024, the Bank’s capital exceeded the minimum required capital with the required conservation buffer.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2024, it would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for the Company at  June 30, 2024 were 9.5% for Tier 1 leverage-based capital, 10.9% for Tier 1 risk-based capital, 14.1% for total risk-based capital, and 10.9% for CET 1 capital ratio. The regulatory capital ratios calculated for the Company at December 31, 2023 were 9.0% for Tier 1 leverage-based capital, 10.5% for Tier 1 risk-based capital, 13.7% for total risk-based capital, and 10.5% for CET 1 capital ratio.

NOTE 14 – BUSINESS SEGMENTS

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At June 30, 2024, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three and six months ended June 30, 2024 and 2023:

	At or For the Three Months Ended June 30, 2024
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$28,051	$2,350	$30,401
(Provision) benefit for credit losses	(1,214)	137	(1,077)
Noninterest income (2)	2,269	3,599	5,868
Noninterest expense (3)	(19,043)	(4,814)	(23,857)
Income before provision for income taxes	10,063	1,272	11,335
Provision for income taxes	(2,113)	(263)	(2,376)
Net income	$7,950	$1,009	$8,959
Total average assets for period ended	$2,359,741	$588,090	$2,947,831
Full-time employees ("FTEs")	450	121	571

	At or For the Three Months Ended June 30, 2023
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$28,269	$3,283	$31,552
Provision for credit losses	(629)	(87)	(716)
Noninterest income (2)	2,706	2,127	4,833
Noninterest expense (3)	(18,950)	(5,254)	(24,204)
Income before provision for income taxes	11,396	69	11,465
Provision for income taxes	(2,335)	(14)	(2,349)
Net income	$9,061	$55	$9,116
Total average assets for period ended	$2,313,228	$528,662	$2,841,890
FTEs	444	137	581

	At or For the Six Months Ended June 30, 2024
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$56,137	$4,610	$60,747
Provision for credit losses	(2,465)	(11)	(2,476)
Noninterest income (2)	4,662	6,317	10,979
Noninterest expense (3)	(38,051)	(9,335)	(47,386)
Income before provision for income taxes	20,283	1,581	21,864
Provision for income taxes	(4,182)	(326)	(4,508)
Net income	$16,101	$1,255	$17,356
Total average assets for period ended	$2,380,803	$572,386	$2,953,189
FTEs	450	121	571

	At or For the Six Months Ended June 30, 2023
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$55,769	$6,445	$62,214
Provision for credit losses	(2,118)	(706)	(2,824)
Noninterest income (2)	5,086	4,966	10,052
Noninterest expense (3)	(37,560)	(10,168)	(47,728)
Income before provision for income taxes	21,177	537	21,714
Provision for income taxes	(4,278)	(108)	(4,386)
Net income	$16,899	$429	$17,328
Total average assets for period ended	$2,281,815	$510,419	$2,792,234
FTEs	444	137	581

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

(2)

Noninterest income includes activity from certain residential mortgage loans that were initially originated for sale and measured at fair value, and subsequently transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of noninterest income. For the three and six months ended June 30, 2024, the Company recorded a net increase in fair value of $184,000 and $186,000, and a net decrease in fair value of $520,000 and net increase in fair value of $57,000 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and 2023, there was $13.9 million and $14.3 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from loans held for sale to loans held for investment.

(3)

Noninterest expense includes allocated overhead expense from general corporate activities. Allocation is determined based on a combination of segment assets and FTEs. For the three and six months ended June 30, 2024, the Home Lending segment included allocated overhead expenses of $1.5 million and $3.0 million, compared to the three and six months ended June 30, 2023, of $1.6 million and $3.2 million, respectively.

NOTE 15 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  June 30, 2024, and December 31, 2023, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in the Branch Purchase on February 24, 2023, and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2023, and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of June 30, 2024, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended  December 31, 2023, and the six months ended June 30, 2024.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2022	$7,490	$(4,121)	$3,369
Additions as a result of the Branch Purchase	17,438	—	17,438
Amortization	—	(3,464)	(3,464)
Balance, December 31, 2023	24,928	(7,585)	17,343
Amortization	—	(1,860)	(1,860)
Balance, June 30, 2024	$24,928	$(9,445)	$15,483

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on an accelerated basis over 10 years for the CDI related to the Branch Purchase, on a straight-line basis over 10 years for the CDI related to the Anchor Bank acquisition in  November 2018 (“Anchor Acquisition”) and on an accelerated basis over approximately nine years for the CDI related to the purchase of four retail bank branches from Bank of America on January 22, 2016. Total amortization expense was $919,000 and $1.9 million for the three and six months ended June 30, 2024, and $1.0 million and $1.5 million for the same periods in 2023, respectively.

Amortization expense for CDI is expected to be as follows at June 30, 2024:

Remainder of 2024	$1,773
2025	3,191
2026	2,846
2027	2,500
2028	2,110
Thereafter	3,063
Total	$15,483

NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

	At or For the Three Months Ended June 30,		For the Six Months Ended June 30,
Noninterest income	2024	2023	2024	2023
In-scope of Topic 606:
Debit card interchange fees	$815	$882	$1,577	$1,520
Deposit service and account maintenance fees	358	388	723	664
Noninterest income (in-scope of Topic 606)	1,173	1,270	2,300	2,184
Noninterest income (out-of-scope and/or immaterial to Topic 606)	4,695	3,563	8,679	7,868
Total noninterest income	$5,868	$4,833	$10,979	$10,052

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	adverse impacts to economic conditions in our local markets or other markets where we have lending relationships;
●	effects of employment levels, labor shortages, inflation, a recession or slowed economic growth;
●

changes in the interest rate environment, including the past increases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration of such increased levels, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;

●	the impact of inflation and the Federal Reserve monetary policies;
●	the effects of any Federal government shutdown;
●	credit risks of lending activities, including loan delinquencies, write offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in loan demand, unsold homes, and land, and property values;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	use of estimates in determining the fair value of assets, which may prove incorrect;
●	effects of employment levels, labor shortages, inflation, a recession or slowed economic growth;
●	increased competitive pressures among financial services companies;
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

●	our ability to control operating costs and expenses;
●	expectations regarding key growth initiatives and strategic priorities;
●	retention of key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	legislative or regulatory changes including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

●	our ability to pay dividends on our common stock;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	disruptions or security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors;
●	inability of key third-party vendors to perform their obligations to us;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events;
●	environmental, social and governance goals and targets;
●	other economic, competitive, governmental, bank regulatory, consumer and technical factors affecting our operations, pricing, products and services, and
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

Overview

1st Security Bank, has been serving the Puget Sound area since 1907, including its bank acquisitions, when the predecessor to Anchor Bank was formed. On July 9, 2012, the Bank converted from mutual to stock ownership and became the wholly owned subsidiary of FS Bancorp.

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

At June 30, 2024, the Company's loan portfolio included real estate loans, consumer loans, and commercial business loans representing 61.7%, 25.8%, and 12.5% of the portfolio, respectively.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large segment of the consumer loan portfolio. These fixture-secured consumer loans are dependent on the Company’s contractor/dealer network of 84 active fixture dealerships that funded a loan during the three months ended June 30, 2024, located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire. Five of these contractor/dealers were responsible for 74.8% of the dollar volume of funded loans for the three months ended June 30, 2024.  The Company funded $32.6 million, consisting of approximately 1,500 loans in the fixture-secured consumer loan category during the quarter ended June 30, 2024.

The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Six Months Ended		For the Year Ended
	June 30, 2024		December 31, 2023
State	Amount	Percent	Amount	Percent
Washington	$25,045	37.1%	$72,166	35.1%
Oregon	14,180	21.0	48,831	23.8
California	7,127	10.5	34,219	16.7
Idaho	4,063	6.0	13,787	6.7
Colorado	4,241	6.3	7,442	3.6
Arizona	2,416	3.6	5,846	2.8
Nevada	2,302	3.4	4,697	2.3
Minnesota	1,163	1.7	8,312	4.0
Texas	1,122	1.7	1,685	0.8
Utah	2,956	4.4	5,062	2.5
Massachusetts	1,206	1.8	778	0.4
Montana	1,299	1.9	2,200	1.1
New Hampshire	466	0.6	322	0.2
Total fixture secured loans	$67,586	100.0%	$205,347	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $206.1 million of one-to-four-family loans (which included loans held for sale, loans held for investment and fixed seconds) in addition to $3.8 million of loans brokered to other institutions through the home lending segment during the three months ended June 30, 2024, of which $164.5 million were sold to investors. Of the loans sold to investors, $68.3 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At June 30, 2024, one-to-four-family residential mortgage loans held for investment totaled $589.0 million, or 23.7%, of the total gross loan portfolio, while loans held for sale totaled $53.8 million and residential home equity loans totaled $73.7 million at that date.

For the three months ended June 30, 2024, one-to-four-family loan originations and refinancing activity increased compared to the prior quarter as a result of slightly decreased market interest rates and seasonal activity. Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, continues to be an important element in our total loan portfolio, and we continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically have a maturity period of six to 18 months, with disbursements not fully realized at origination, leading to a short-term reduction in net loans receivable.

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

The Company has elected a non-discounted cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all call report code cohorts (“cohorts”), except for the indirect and marine portfolios which are evaluated under a vintage methodology. The vintage methodology measures the expected loss calculation for future periods based on historical performance by the origination period of loans with similar life cycles and risk characteristics. Guaranteed portions of loans are measured with zero risk due to cash collateral and full government agency guaranty.

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Assets. Total assets decreased $31.3 million to $2.94 billion at June 30, 2024, from $2.97 billion at December 31, 2023, primarily due to decreases of $71.8 million in securities available-for-sale, $32.7 million in total cash and cash equivalents, and $11.5 million in certificates of deposit at other financial institutions, partially offset by increases of $55.7 million in loans receivable, net, $28.1 million in loans held for sale, and $8.2 million in FHLB stock.

Loans receivable, net increased $55.7 million to $2.46 billion at June 30, 2024, from $2.40 billion at December 31, 2023, Total real estate loans increased $5.6 million to $1.54 billion at  June 30, 2024, compared to December 31, 2023, reflecting increases in one-to-four-family loans (excluding loans held for sale) of $21.2 million, multi-family loans of $15.9 million, and home equity loans of $4.3 million, partially offset by decreases in construction and development loans of $28.8 million and CRE loans of $6.9 million. Undisbursed construction and development loan commitments increased $41.2 million to $195.8 million at June 30, 2024, as compared to $154.6 million at December 31, 2023. Similarly, commercial business loans increased $54.9 million to $310.7 million at June 30, 2024, compared to December 31, 2023, as a result of increases in C&I loans of $46.9 million and in warehouse lending of $8.0 million. Consumer loans decreased $5.1 million to $641.7 million at June 30, 2024, compared to December 31, 2023, primarily due to a decrease of $6.3 million in indirect home improvement loans, partially offset by an increase of $1.3 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $28.1 million to $53.8 million at June 30, 2024, from $25.7 million at December 31, 2023. The Company continues to invest in its home lending operations and strategically manage production capacity in the markets we serve.

One-to-four-family loan originations for the six months ended June 30, 2024, included $271.2 million of loans originated for sale, $86.3 million of portfolio loans including first and second liens, and $6.4 million of loans brokered to other institutions.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Six Months Ended June 30,
	2024		2023
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$329,292	90.5%	$247,866	91.6%	$81,426	32.9%
Refinance	34,545	9.5	22,634	8.4	11,911	52.6%
Total	$363,837	100.0%	$270,500	100.0%	$93,337	34.5%

During the six months ended June 30, 2024, the Company sold $258.4 million of one-to-four-family loans compared to $204.3 million for the same period one year ago. Gross margin on home loan sales increased to 3.14% for the six months ended June 30, 2024, compared to 3.06% for the six months ended June 30, 2023. Gross margin is defined as the margin on loans sold (cash sales) without the impact of deferred costs.

The ACL on loans totaled $31.2 million or 1.26% of gross loans receivable (excluding loans held for sale) at June 30, 2024, compared to $31.5 million or 1.30% of gross loans receivable (excluding loans held for sale, at December 31, 2023. The ACL on unfunded loan commitments was $1.6 million and $1.5 million at June 30, 2024 and December 31, 2023, respectively.

Classified loans totaled $24.3 million at  June 30, 2024, all of which were classified as substandard, compared to $24.9 million at  December 31, 2023, of which $24.5 million were classified as substandard and $399,000 were classified as doubtful. Nonperforming loans, consisting solely of nonaccrual loans, increased $454,000 to $11.4 million at  June 30, 2024, from $11.0 million at  December 31, 2023, primarily due to an increase in indirect home improvement loans of $456,000.  The ratio of nonperforming loans to total gross loans was 0.46% at June 30, 2024, compared to 0.45% at  December 31, 2023. There were no OREO properties at both  June 30, 2024 and  December 31, 2023.

Liabilities. Total liabilities decreased $50.8 million to $2.66 billion at June 30, 2024, from $2.71 billion at December 31, 2023, primarily due to a decrease of $139.5 million in deposits, offset by increases of $88.1 million in borrowings and $1.4 million in other liabilities.

Total deposits decreased $139.5 million to $2.38 billion at June 30, 2024, from $2.52 billion at December 31, 2023. CDs, which include retail and non-retail CDs, increased $451,000 to $1.10 billion at June 30, 2024, from December 31, 2023, with non-retail CDs representing 24.9% and 34.2% of total CDs at such dates, respectively. At June 30, 2024, non-retail CDs, which include brokered CDs, online CDs and public funds CDs decreased $101.1 million to $273.4 million, compared to $374.5 million at December 31, 2023, primarily due to a decrease of $100.3 million in brokered CDs.  The decrease in brokered CDs primarily relates to the utilization of FHLB Advances due to overall better rates and factoring FHLB Activity Stock Dividends.

Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) decreased $124.7 million to $790.2 million at June 30, 2024, from $914.9 million at December 31, 2023, due to decreases of $77.2 million in interest-bearing checking and $40.9 million in noninterest-bearing checking and decrease of $6.6 million in escrow accounts related to mortgages serviced. Money market and savings accounts decreased $15.3 million to $495.4 million at June 30, 2024, from $510.7 million at December 31, 2023.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2024	2023
Noninterest-bearing checking	$613,137	$654,048
Interest-bearing checking (1)	166,839	244,028
Savings	151,398	151,630
Money market (2)	343,995	359,063
CDs less than $100,000 (3)	530,537	587,858
CDs of $100,000 through $250,000	427,893	429,373
CDs greater than $250,000 (4)	138,792	79,540
Escrow accounts related to mortgages serviced (5)	10,212	16,783
Total	$2,382,803	$2,522,323

(1)	Includes $0.0 and $70.2 million of brokered deposits at June 30, 2024 and December 31, 2023, respectively.
(2)	Includes $4.0 million and $1,000 of brokered deposits at June 30, 2024 and December 31, 2023, respectively.
(3)	Includes $261.0 million and $361.3 million of brokered CDs at June 30, 2024 and December 31, 2023, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $586.6 million or 24.6% of total deposits, at June 30, 2024, compared to approximately $606.5 million or 24.0% of total deposits at December 31, 2023. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Borrowings increased $88.1 million to $181.9 million at June 30, 2024, from $93.7 million at December 31, 2023.  The increased borrowings were primarily attributable to a decrease in total brokered deposits. At June 30, 2024, borrowings totaled $181.9 million and were comprised of FHLB advances of $154.9 million and overnight borrowings of $27.0 million.

Stockholders’ Equity. Total stockholders’ equity increased $19.5 million to $284.0 million at June 30, 2024, from $264.5 million at December 31, 2023.  The increase in stockholders' equity reflects net income of $17.4 million, partially offset by cash dividends totaling $4.1 million and stock repurchases totaling $2.4 million during the six months ended June 30, 2024.  Additionally, stockholders' equity was positively impacted by decreases in unrealized net losses in securities available-for-sale of $4.9 million, net of tax, and unrealized net gains on fair value and cash flow hedges of $2.8 million, net of tax, reflecting sales of investment securities in unrealized loss positions and changes in market interest rates benefiting hedges during the quarter, resulting in a $7.8 million decline in accumulated other comprehensive loss.

Book value per common share was $37.15 at June 30, 2024, compared to $34.36 at December 31, 2023.  The calculation of book value per share at June 30, 2024, was based on 7,764,463 common shares, after deducting the 98,144 unvested restricted stock shares from the 7,742,607 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2023, was calculated based on 7,698,401 common shares, after deducting the 102,144 unvested restricted stock shares from the 7,800,545 reported common shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023

General. Net income was $9.0 million for the three months ended June 30, 2024, compared to $9.1 million for the three months ended June 30, 2023. The slight decrease in net income was primarily due to a $1.2 million, or 3.6% decrease in net interest income and a $361,000, or 50.4% increase in the provision for loan losses, partially offset by a $1.0 million or 21.4% increase in noninterest income and a $347,000, or 1.4% decrease in noninterest expense.

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

(Dollars in thousands)	For the Three Months Ended			For the Three Months Ended
	June 30, 2024			June 30, 2023
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,511,326	$42,406	6.79%	$2,371,156	$38,216	6.46%
Taxable AFS mortgage-backed securities (3)	124,678	1,147	3.70%	80,505	401	2.00%
Taxable AFS investment securities (3)(4)	79,185	1,296	6.58%	55,496	785	5.67%
Tax-exempt AFS investment securities (3)	79,559	382	1.93%	129,423	629	1.95%
Taxable HTM investment securities	8,500	107	5.06%	8,500	107	5.05%
FHLB stock	7,040	154	8.80%	4,628	60	5.20%
Interest-bearing deposits at other financial institutions	41,613	448	4.33%	63,470	669	4.23%
Total interest-earning assets	2,851,901	45,940	6.48%	2,713,178	40,867	6.04%
Noninterest-earning assets	95,930			128,712
Total assets	$2,947,831			$2,841,890
LIABILITIES
Savings and money market	$508,243	1,951	1.54%	$659,097	1,344	0.82%
Interest-bearing checking	170,444	555	1.31%	179,930	370	0.82%
Certificates of deposit	1,116,279	10,746	3.87%	842,157	5,896	2.81%
Borrowings	140,964	1,801	5.14%	103,764	1,219	4.71%
Subordinated notes	49,550	486	3.94%	49,484	486	3.94%
Total interest-bearing liabilities	1,985,480	15,539	3.15%	1,834,432	9,315	2.04%
Noninterest-bearing accounts	637,345			696,270
Other noninterest-bearing liabilities	41,785			34,434
Total liabilities	$2,664,610			$2,565,136
Net interest income		$30,401			$31,552
Net interest rate spread			3.33%			4.00%
Net earning assets	$866,421			$878,746
Net interest margin			4.29%			4.66%
Average interest-earning assets to average interest-bearing liabilities	143.64%			147.90%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $2.1 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $422,000 and $367,000 for the three months ended June 30, 2024 and 2023, respectively.

Net Interest Income. Net interest income decreased $1.2 million to $30.4 million for the three months ended June 30, 2024, from $31.6 million for the three months ended June 30, 2023, due to increases in interest expense on deposits and borrowings outpacing increases in interest and dividend income. Total interest income increased $5.1 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase of $4.2 million in interest income on loans receivable, including fees, impacted primarily as a result of 33 basis point increase in the average yield earned on loans receivable due to new loans being originated at higher rates and variable-rate loans repricing higher, and a higher average balance of loans outstanding. Total interest expense increased $6.2 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily as a result of higher market interest rates, higher utilization of borrowings, and a shift in deposit mix from transactional accounts to higher cost CDs.

Net interest margin (“NIM”) decreased 37 basis points to 4.29% for the three months ended June 30, 2024, from 4.66% for the same period the prior year. The change in NIM reflects the increased costs of deposits and borrowings which outpaced the increased yields earned on interest-earning assets.

Interest Income. Interest income for the three months ended June 30, 2024, increased $5.1 million to $45.9 million, from $40.9 million for the three months ended June 30, 2023. The increase was primarily attributable to a $138.7 million increase in the average balance of total interest-earning assets and a 44-basis point increase in the average yield on total interest-earning assets.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended June 30, 2024 and 2023:

(Dollars in thousands)	Three Months Ended June 30,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,511,326	6.79%	$2,371,156	6.46%	$4,190
Taxable AFS mortgage-backed securities (3)	124,678	3.70	80,505	2.00	746
Taxable AFS investment securities (3)(4)	79,185	6.58	55,496	5.67	511
Tax-exempt AFS investment securities (3)	79,559	1.93	129,423	1.95	(247)
Taxable HTM investment securities	8,500	5.06	8,500	5.05	—
FHLB stock	7,040	8.80	4,628	5.20	94
Interest-bearing deposits at other financial institutions	41,613	4.33	63,470	4.23	(221)
Total interest-earning assets	$2,851,901	6.48%	$2,713,178	6.04%	$5,073

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $2.1 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $422,000 and $367,000 for the three months ended June 30, 2024 and 2023, respectively.

Interest Expense. Interest expense increased $6.2 million to $15.5 million for the three months ended June 30, 2024, from $9.3 million for the comparable quarter in 2023, due to an increase of interest expense on deposits of $5.6 million and on borrowings of $582,000. The average cost of funds for total interest-bearing liabilities increased 111 basis points to 3.15% for the three months ended June 30, 2024, from 2.04% for the three months ended June 30, 2023. The increase was predominantly due to an increase in cost for deposits and borrowings as well as an increase in the average balances of CDs and borrowings. The average cost of total interest-bearing deposits increased 115 basis points to 2.97%, for the three months ended June 30, 2024, compared to 1.82%, for the three months ended June 30, 2023. The average balance of total interest-bearing deposits increased $113.8 million to $1.79 billion for the three months ended June 30, 2024, compared to $1.68 billion for the three months ended June 30, 2023.  The average cost of funds, including noninterest-bearing checking, increased 90 basis points to 2.38% for the three months ended June 30, 2024, from 1.48% for the three months ended June 30, 2023.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the three months ended June 30, 2024 and 2023:

(Dollars in thousands)	Three Months Ended June 30,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$508,243	1.54%	$659,097	0.82%	$607
Interest-bearing checking	170,444	1.31	179,930	0.82	185
Certificates of deposit	1,116,279	3.87	842,157	2.81	4,850
Borrowings	140,964	5.14	103,764	4.71	582
Subordinated note	49,550	3.94	49,484	3.94	—
Total interest-bearing liabilities	$1,985,480	3.15%	$1,834,432	2.04%	$6,224

Provision for Credit Losses. For the three months ended June 30, 2024, the provision for credit losses was $1.1 million, consisting of a $1.0 million provision for credit losses on loans, and a $77,000 provision for credit losses on unfunded loan commitments, compared to $716,000 provision for credit losses for the three months ended June 30, 2023, consisting of a $1.1 million provision for credit losses on loans, offset by a $347,000 recapture of the ACL on unfunded loan commitments. The provision for credit losses on loans reflects the increase in the loan portfolio, as well as an increase in nonperforming loans, and higher net charge-offs.

During the three months ended June 30, 2024, net loan charge-offs totaled $1.2 million, compared to $650,000 during the three months ended June 30, 2023.  This increase was the result of increased net charge-offs of $648,000 in C&I loans and $42,000 in indirect home improvement loans, partially offset by a net recovery of $105,000 in marine loans. A decline in national and local economic conditions, as a result the effects of inflation, a potential recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income increased $1.0 million to $5.9 million for the three months ended June 30, 2024, from $4.8 million for the three months ended June 30, 2023. The increase reflects a $736,000 increase in other noninterest income is partially due to a favorable $704,000 of fair value option for loan income, and a $120,000 VISA incentive, a $516,000 increase in gain on sale of loans primarily due to the increased volume of loans sold, and a $151,000 increase in gain on sale of investment securities, partially offset by a $383,000 decrease in service charges and fee income. Gross margin on home loan sales decreased to 2.96% for the three months ended June 30, 2024, from 3.07% for the three months ended June 30, 2023.

Noninterest Expense. Noninterest expense decreased $347,000 to $23.9 for the three months ended June 30, 2024, from $24.2 million for the three months ended June 30, 2023. The decrease was primarily due to decreases of $390,000 in loans costs, $141,000 in FDIC insurance, $135,000 in salaries and benefits, $124,000 in operations, and $104,000 in amortization of core deposit intangible, partially offset by increases of $375,000 in data processing, $231,000 in professional and board fees, and $107,000 in occupancy expense.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, improved to 65.78% for the three months ended June 30, 2024, compared to 66.52% for the three months ended June 30, 2023, due to a slight decline in noninterest expense as total revenues remained relatively unchanged.

Provision for Income Taxes. For the three months ended June 30, 2024, the Company recorded a provision for income taxes of $2.4 million as compared to $2.3 million for the three months ended June 30, 2023. The increase in the income taxes provision was primarily due to a decrease in nontaxable income between periods, which included an increase in non-deductible interest expense attributable to the related assets due to rising funding cost. during the three months ended June 30, 2024, as compared to the same quarter last year. The effective corporate income tax rates for the three months ended June 30, 2024 and 2023 were 21.0% and 20.5%, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

General. Net income was $17.4 million for the six months ended June 30, 2024, compared to $17.3 million for the six months ended June 30, 2023. The increase in net income was primarily due to a $927,000 or 9.2% increase in noninterest income, a $348,000 or 12.3% decrease in the provision for loan losses, and a $342,000 or 0.70% decrease in noninterest expense, partially offset by a $1.5 million, or 2.4% decrease in net interest income and a $122,000 or 2.8% increase in the provision for income taxes.

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

(Dollars in thousands)	For the Six Months Ended			For the Six Months Ended
	June 30, 2024			June 30, 2023
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,487,964	$83,403	6.74%	$2,331,978	$74,208	6.42%
Taxable AFS mortgage-backed securities (3)	119,738	2,123	3.57%	81,147	746	1.85%
Taxable AFS investment securities (3)(4)	86,958	2,756	6.37%	57,257	1,527	5.38%
Tax-exempt AFS investment securities (3)	100,721	983	1.96%	129,632	1,264	1.97%
Taxable HTM investment securities	8,500	215	5.09%	8,500	215	5.10%
FHLB stock	4,607	186	8.12%	5,477	157	5.78%
Interest-bearing deposits at other financial institutions	50,563	1,154	4.59%	66,550	1,362	4.13%
Total interest-earning assets	2,859,051	90,820	6.39%	2,680,541	79,479	5.98%
Noninterest-earning assets	94,138			111,693
Total assets	$2,953,189			$2,792,234
LIABILITIES
Savings and money market	$507,514	3,612	1.43%	$675,876	2,542	0.76%
Interest-bearing checking	179,711	1,339	1.50%	162,777	468	0.58%
Certificates of deposit	1,126,640	21,183	3.78%	845,938	11,224	2.68%
Borrowings	121,057	2,968	4.93%	91,619	2,060	4.53%
Subordinated notes	49,542	971	3.94%	49,475	971	3.96%
Total interest-bearing liabilities	1,984,464	30,073	3.05%	1,825,685	17,265	1.91%
Noninterest-bearing accounts	647,214			658,381
Other noninterest-bearing liabilities	42,516			34,436
Total liabilities	$2,674,194			$2,518,502
Net interest income		$60,747			$62,214
Net interest rate spread			3.34%			4.07%
Net earning assets	$874,587			$854,856
Net interest margin			4.27%			4.68%
Average interest-earning assets to average interest-bearing liabilities	144.07%			146.82%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $4.0 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $839,000 and $656,000 for the six months ended June 30, 2024 and 2023, respectively.

Net Interest Income. Net interest income decreased $1.5 million to $60.7 million for the six months ended June 30, 2024, from $62.2 million for the six months ended June 30, 2023, due to an increase in interest expense on deposits and, to a lesser extent, borrowings, partially offset by an increase in interest and dividend income. Total interest income increased $11.3 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase of $9.2 million in interest income on loans receivable, including fees, impacted primarily as a result of a 32 basis point increase in the average yield earned on loans receivable due to new loans being originated at higher rates and variable-rate loans repricing higher, and a higher average balance of loans outstanding.  In addition, interest income on investment securities, excluding FHLB stock, increased $2.3 million, partially offset by a decrease in interest-bearing deposits at other financial institutions of $177,000, during the six months ended June 30, 2024, compared to the same period in 2023.  The increase in interest income on investment securities, excluding FHLB stock, was primarily due to higher market interest rates generally, while the decrease in interest income on interest-bearing deposits at other financial institutions was due to a decrease in the average balance outstanding of such deposits.  Total interest expense increased $12.8 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily as a result of higher market interest rates, higher utilization of borrowings and a shift in deposit mix from transactional accounts to higher cost CDs.

Net interest margin (“NIM”) decreased 41 basis points to 4.27% for the six months ended June 30, 2024, from 4.68% for the same period in the prior year. The change in NIM reflects the increased costs of deposits and borrowings which outpaced the increased yields earned on interest-earning assets, as well as an increase in the average balance of interest-earning assets, as well as an increase in the average balance of interest-earning assets.

Interest Income. Interest income for the six months ended June 30, 2024, increased $11.3 million to $90.8 million, from $79.5 million for the six months ended June 30, 2023. The increase was primarily attributable to a $178.5 million increase in the average balance of total interest-earning assets and a 41-basis point increase in the average yield on total interest-earning assets.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended June 30, 2024 and 2023:

(Dollars in thousands)	Six Months Ended June 30,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,487,964	6.74%	$2,331,978	6.42%	$9,195
Taxable AFS mortgage-backed securities (3)	119,738	3.57	81,147	1.85	1,377
Taxable AFS investment securities (3)(4)	86,958	6.37	57,257	5.38	1,229
Tax-exempt AFS investment securities (3)	100,721	1.96	129,632	1.97	(281)
Taxable HTM investment securities	8,500	5.09	8,500	5.10	—
FHLB stock	4,607	8.12	5,477	5.78	29
Interest-bearing deposits at other financial institutions	50,563	4.59	66,550	4.13	(208)
Total interest-earning assets	$2,859,051	6.39%	$2,680,541	5.98%	$11,341

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $4.0 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $839,000 and $656,000 for the six months ended June 30, 2024 and 2023, respectively.

Interest Expense. Interest expense increased $12.8 million to $30.1 million for the six months ended June 30, 2024, from $17.3 million for the comparable quarter in 2023, primarily due to an increase of interest expense on deposits of $11.9 million and on borrowings of $908,000. The average cost of funds for total interest-bearing liabilities increased 114 basis points to 3.05% for the six months ended June 30, 2024, from 1.91% for the six months ended June 30, 2023. The increase in interest expense was due to both an increase in cost for deposits and borrowings, and as an increase in the average balances of CDs and borrowings. The average cost of total interest-bearing deposits increased 120 basis points to 2.90%, for the six months ended June 30, 2024, compared to 1.70%, for the six months ended June 30, 2023. The average balance of total interest-bearing deposits increased $129.3 million to $1.81 billion for the six months ended June 30, 2024, compared to $1.68 billion for the six months ended June 30, 2023.  The average cost of funds, including noninterest-bearing checking, increased 90 basis points to 2.30% for the six months ended June 30, 2024, from 1.40% for the six months ended June 30, 2023.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the six months ended June 30, 2024 and 2023:

(Dollars in thousands)	Six Months Ended June 30,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$507,514	1.43%	$675,876	0.76%	$1,070
Interest-bearing checking	179,711	1.50	162,777	0.58	871
Certificates of deposit	1,126,640	3.78	845,938	2.68	9,959
Borrowings	121,057	4.93	91,619	4.53	908
Subordinated note	49,542	3.94	49,475	3.96	—
Total interest-bearing liabilities	$1,984,464	3.05%	$1,825,685	1.91%	$12,808

Provision for Credit Losses. For the six months ended June 30, 2024, the provision for credit losses was $2.5 million, consisting of a $2.4 million provision for credit losses on loans and a $54,000 provision for credit losses on unfunded loan commitments, compared to $2.8 million provision for credit losses for the six months ended June 30, 2023, consisting of a $3.4 million provision for credit losses on loans, offset by a $596,000 recapture of the ACL on unfunded loan commitments. The provision for credit losses on loans reflects the increase in the loan portfolio, as well as an increase in nonperforming loans and higher net charge-offs.

During the six months ended June 30, 2024, net loan charge-offs increased $1.6 million to $2.7 million, compared to $1.1 million during the six months ended June 30, 2023. This increase included $1.1 million in C&I loan charge-offs, along with net charge-off increases of $482,000 in indirect home improvement loans, $65,000 in other consumer loans, and $64,000 in marine loans. A decline in national and local economic conditions, as a result the effects of inflation, a recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income increased $927,000 to $11.0 million for the six months ended June 30, 2024, from $10.1 million for the six months ended June 30, 2023. The increase was primarily the result of an $8.2 million increase in gain on sale of MSRs recorded during the first six months of 2024 with no similar transaction occurring in the comparable six month period in 2023, and an $878,000 in gain on sale of loans, partially offset by a $7.8 million loss on sale of investment securities resulting from management's strategic decision to increase the yields earned on and reduce the duration of the securities portfolio by selling $98.5 million of lower-yielding securities, and a $439,000 decrease in service charges and fee income. Gross margin on home loan sales increased to 3.14% for the six months ended June 30, 2024, from 3.06% for the six months ended June 30, 2023.

Noninterest Expense. Noninterest expense decreased $342,000 to $47.4 million for the six months ended June 30, 2024, from $47.7 million for the six months ended June 30, 2023. The decrease was primarily due to the absence of acquisition costs in the current period, in contrast to $1.6 million incurred in the prior year.  Additionally, there was a decrease of $442,000 in salaries and benefits and $275,000 in loan costs, partially offset by increases of $765,000 in data processing primarily related to the Branch Purchase, $476,000 in professional and board fees, $378,000 in amortization of core deposit intangible, $292,000 in occupancy expense, and $192,000 in operations.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, remained relatively unchanged at 66.07% for the six months ended June 30, 2024, compared to 66.04% for the six months ended June 30, 2023.

Provision for Income Taxes. For the six months ended June 30, 2024, the Company recorded a provision for income taxes of $4.5 million as compared to $4.4 million for the six months ended June 30, 2023. The effective corporate income tax rates for the six months ended June 30, 2024 and 2023 were 20.6% and 20.2%, respectively.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2024, the Bank’s total borrowing capacity was $694.1 million with the FHLB of Des Moines, with unused borrowing capacity of $511.8 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB advances. At June 30, 2024, the Bank held approximately $1.11 billion in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $267.6 million and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at June 30, 2024. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit. At June 30, 2024, the Bank held approximately $627.1 million in loans that qualify as collateral for the FRB line of credit. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $478.1 million at June 30, 2024. Total brokered deposits at June 30, 2024 were $265.0 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At June 30, 2024, outstanding loan commitments, including unused lines of credit totaled $582.6 million. The Company purchased $38.0 million in securities during the six months ended June 30, 2024. The Company purchased $3.9 million in securities during the six months ended June 30, 2023. Proceeds from securities repayments, maturities and sales were $107.5 million and $8.8 million during the six months ended June 30, 2024 and 2023,  respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the six months ended June 30, 2024 and 2023, the Bank sold $258.4 million and $204.3 million in loans, respectively.

Total deposits decreased $139.6 million during the six months ended June 30, 2024 primarily driven by a net decrease in brokered deposits of $166.6 million. CDs scheduled to mature in three months or less at June 30, 2024, totaled $365.8 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.

For the remainder of 2024, we project that fixed commitments will include $963,000 of operating lease payments. For information regarding our operating leases, see “Note 6 – Leases” of the Notes to Consolidated Financial Statements included in this report. FHLB advances of $133.1 million are scheduled to mature within the next twelve months.

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

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. The unrestricted cash of FS Bancorp held at the Bank on an unconsolidated basis totaled $7.6 million at June 30, 2024. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.27 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2024 at this rate of $0.27 per share, our total dividends paid each quarter would be approximately $2.1 million based on the number of the current outstanding shares as of June 30, 2024.

Under FS Bancorp’s existing stock repurchase program, approximately $630,000 remained available for future repurchases as of June 30, 2024.  On July 11, 2024, the Company publicly announced that its Board of Directors approved an additional stock repurchase program, authorizing the repurchase up to $5.0 million shares of Company common stock.  The repurchases may be executed, from time to time, in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards over a 12-month period until July 31, 2025.  See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at June 30, 2024, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well-capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2024, the Bank was considered to be well capitalized. At June 30, 2024, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 10.9%, 12.6%, 13.9%, and 12.6%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2024, FS Bancorp would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for FS Bancorp at June 30, 2024 were 9.5% for Tier 1 leverage-based capital, 10.9% for Tier 1 risk-based capital, 14.1% for total risk-based capital, and 10.9% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 13 – Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s 2023 Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Exchange Act was carried out as of June 30, 2024, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the foregoing evaluation, the Company’s CEO and CFO concluded that as of June 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s 2023 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2024:

				Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan or Program	Plan or Program
April 1, 2024 - April 30, 2024	5,058	$31.62	5,058	$2,863,688
May 1, 2024 - May 31, 2024 (1)	30,031	32.57	30,031	1,885,451
June 1, 2024 - June 30, 2024	37,789	33.22	37,789	630,205
Total for the quarter	72,878	$32.84	72,878	$630,205

____________________________

(1) Includes 1,000 shares surrendered to the Company to pay for the option exercise price for participants exercising options.

On July 11, 2024, the Company publicly announced that its Board of Directors approved an additional stock repurchase program, authorizing the repurchase up to $5.0 million of Company common stock.  The repurchases may be executed, from time to time, in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards over a 12-month period until July 31, 2025.

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

(c)

Trading Plans. During the three months ended  June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: August 9, 2024	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/Matthew D. Mullet
Matthew D. Mullet
President, Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)