Form 10-Q
period 2024-09-30
FS Bancorp, Inc.
filed 2024-11-08
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2024, there were 7,817,172 outstanding shares of the registrant’s common stock.

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts) (Unaudited)

	September 30,	December 31,
ASSETS	2024	2023
Cash and due from banks	$17,950	$17,083
Interest-bearing deposits at other financial institutions	22,390	48,608
Total cash and cash equivalents	40,340	65,691
Certificates of deposit at other financial institutions	12,001	24,167
Securities available-for-sale, at fair value (amortized cost of $252,272 and $328,695, net of allowance for credit losses of $0 and $0, respectively)	228,199	292,933
Securities held-to-maturity, net of allowance for credit losses of $45 (fair value of $7,983 and $7,666, respectively)	8,455	8,455
Loans held for sale, at fair value	49,373	25,668
Loans receivable, net of allowance for credit losses of $31,232 and $31,534 (includes loans of $13,861 and $15,088, at fair value, respectively)	2,463,697	2,401,481
Accrued interest receivable	14,014	14,005
Premises and equipment, net	30,026	30,578
Operating lease right-of-use (“ROU”) assets	5,365	6,627
Federal Home Loan Bank (“FHLB”) stock, at cost	9,504	2,114
Deferred tax asset, net	4,222	6,725
Bank owned life insurance (“BOLI”), net	38,453	37,719
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	8,739	9,090
MSRs held for sale, held at the lower of cost or fair value	—	8,086
Goodwill	3,592	3,592
Core deposit intangible, net	14,586	17,343
Other assets	39,642	18,395
TOTAL ASSETS	$2,970,208	$2,972,669
LIABILITIES
Deposits:
Noninterest-bearing accounts	$657,753	$670,831
Interest-bearing accounts	1,769,578	1,851,492
Total deposits	2,427,331	2,522,323
Borrowings	163,806	93,746
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(423)	(473)
Total subordinated notes less unamortized debt issuance costs	49,577	49,527
Operating lease liabilities	5,548	6,848
Other liabilities	35,044	35,737
Total liabilities	2,681,306	2,708,181
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,817,172 and 7,800,545 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	78	78
Additional paid-in capital	55,264	57,362
Retained earnings	251,843	230,354
Accumulated other comprehensive loss, net of tax	(18,283)	(23,306)
Total stockholders’ equity	288,902	264,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,970,208	$2,972,669

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans receivable, including fees	$43,800	$39,874	$127,203	$114,082
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	3,243	3,396	10,660	8,667
Total interest and dividend income	47,043	43,270	137,863	122,749
INTEREST EXPENSE
Deposits	13,486	10,462	39,620	24,696
Borrowings	1,828	1,689	4,796	3,749
Subordinated notes	485	485	1,456	1,456
Total interest expense	15,799	12,636	45,872	29,901
NET INTEREST INCOME	31,244	30,634	91,991	92,848
PROVISION FOR CREDIT LOSSES	1,513	548	3,989	3,372
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	29,731	30,086	88,002	89,476
NONINTEREST INCOME
Service charges and fee income	2,482	2,882	7,513	8,352
Gain on sale of loans	2,523	1,875	6,824	5,298
Gain on sale of MSRs	141	—	8,356	—
Gain (loss) on sale of investment securities, net	11	—	(7,836)	—
Earnings on cash surrender value of BOLI	252	233	734	681
Other noninterest income	558	(8)	1,355	703
Total noninterest income	5,967	4,982	16,946	15,034
NONINTEREST EXPENSE
Salaries and benefits	13,985	13,503	40,920	40,880
Operations	3,827	3,409	10,354	9,744
Occupancy	1,662	1,588	5,036	4,670
Data processing	2,156	1,841	6,172	5,092
Loan costs	666	564	1,904	2,077
Professional and board fees	1,223	666	3,034	2,001
Federal Deposit Insurance Corporation (“FDIC”) insurance	533	561	1,515	1,732
Marketing and advertising	377	452	981	1,072
Acquisition cost	—	—	—	1,562
Amortization of core deposit intangible	897	1,002	2,757	2,484
Impairment of MSRs	506	—	545	—
Total noninterest expense	25,832	23,586	73,218	71,314
INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	9,866	11,482	31,730	33,196
(BENEFIT) PROVISION FOR INCOME TAXES	(420)	2,529	4,088	6,915
NET INCOME	$10,286	$8,953	$27,642	$26,281
Basic earnings per share	$1.32	$1.15	$3.54	$3.38
Diluted earnings per share	$1.29	$1.13	$3.45	$3.33

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$10,286	$8,953	$27,642	$26,281
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) during period	5,404	(11,762)	3,853	(9,341)
Income tax (provision) benefit related to unrealized holding gain (loss)	(1,161)	2,528	(828)	2,007
Reclassification adjustment for realized (gain) loss, net included in net income	(11)	—	7,836	—
Income tax provision (benefit) related to reclassification for realized (gain) loss, net	2	—	(1,685)	—
Derivative financial instruments:
Unrealized derivative (loss) gain during period	(7,742)	4,337	(1,270)	8,155
Income tax benefit (provision) related to unrealized derivative (loss) gain	1,664	(933)	273	(1,753)
Reclassification adjustment for realized gain, net included in net income	(1,151)	(1,446)	(4,021)	(3,624)
Income tax provision related to reclassification, net	248	311	865	779
Other comprehensive (loss) income, net of tax	(2,747)	(6,965)	5,023	(3,777)
COMPREHENSIVE INCOME	$7,539	$1,988	$32,665	$22,504

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts) (Unaudited)

Three Months Ended September 30, 2024 and 2023

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, July 1, 2023	7,753,607	$77	$56,781	$215,519	$(22,444)	$249,933
Net income	—	$—	—	8,953	—	$8,953
Dividends paid ($0.25 per share)	—	$—	—	(1,940)	—	$(1,940)
Share-based compensation	—	$—	590	—	—	$590
Issuance of common stock - employee stock purchase plan	7,710	$1	241	—	—	$242
Restricted stock awards	37,600	$—	—	—	—	$—
Restricted stock awards forfeited	(4,712)	$—	—	—	—	$—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(11,006)	$—	(339)	—	—	$(339)
Stock options exercised, net	12,896	$—	191	—	—	$191
Other comprehensive loss, net of tax	—	$—	—	—	(6,965)	$(6,965)
BALANCE, September 30, 2023	7,796,095	$78	$57,464	$222,532	$(29,409)	$250,665

BALANCE, July 1, 2024	7,742,607	$77	$55,834	$243,651	$(15,536)	$284,026
Net income	—	$—	—	10,286	—	$10,286
Dividends paid ($0.27 per share)	—	$—	—	(2,094)	—	$(2,094)
Share-based compensation	—	$—	464	—	—	$464
Issuance of common stock - employee stock purchase plan	6,173	$1	251	—	—	$252
Restricted stock awards	42,250	$—	—	—	—	$—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(9,193)	$—	(386)	—	—	$(386)
Common stock repurchased - repurchase plan	(87,931)	$—	(147)	—	—	$(147)
Stock options exercised, net	123,266	$—	(752)	—	—	$(752)
Other comprehensive loss, net of tax	—	$—	—	—	(2,747)	$(2,747)
BALANCE, September 30, 2024	7,817,172	$78	$55,264	$251,843	$(18,283)	$288,902

Nine Months Ended September 30, 2024 and 2023

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2023	7,736,185	$77	$55,187	$202,065	$(25,632)	$231,697
Net income	—	$—	—	26,281	—	$26,281
Dividends paid ($0.75 per share)	—	$—	—	(5,814)	—	$(5,814)
Share-based compensation	—	$—	1,608	—	—	$1,608
Issuance of common stock - employee stock purchase plan	24,159	$1	780	—		$781
Restricted stock awards	37,600	$—	—	—	—	$—
Restricted stock awards forfeited	(9,524)	$—	—	—	—	$—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(11,446)	$—	(355)	—	—	$(355)
Stock options exercised, net	19,121	$—	244	—	—	$244
Other comprehensive loss, net of tax	—	$—	—	—	(3,777)	$(3,777)
BALANCE, September 30, 2023	7,796,095	$78	$57,464	$222,532	$(29,409)	$250,665

BALANCE, January 1, 2024	7,800,545	$78	$57,362	$230,354	$(23,306)	$264,488
Net income	—	$—	—	27,642	—	$27,642
Dividends paid ($0.79 per share)	—	$—	—	(6,153)	—	$(6,153)
Share-based compensation	—	$—	1,248	—	—	$1,248
Issuance of common stock - employee stock purchase plan	24,113	$1	831	—	—	$832
Restricted stock awards	42,250	$—	—	—	—	—
Restricted stock awards forfeited	(4,000)	$—	—	—	—	$—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(9,193)	$—	(386)	—	—	$(386)
Common stock repurchased - repurchase plan	(178,421)	$(1)	(2,507)	—	—	$(2,508)
Stock options exercised, net	141,878	$—	(1,284)	—	—	$(1,284)
Other comprehensive income, net of tax	—	$—	—	—	5,023	$5,023
BALANCE, September 30, 2024	7,817,172	$78	$55,264	$251,843	$(18,283)	$288,902

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net income	$27,642	$26,281
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	3,989	3,372
Depreciation, amortization and accretion	7,948	9,505
Compensation expense related to stock options and restricted stock awards	1,248	1,608
Change in cash surrender value of BOLI	(734)	(681)
Gain on sale of loans held for sale	(6,824)	(5,298)
Gain on sale of MSRs	(8,356)	—
Loss on sale of investment securities, net	7,836	—
Origination of loans held for sale	(426,672)	(292,309)
Proceeds from sale of loans held for sale	430,421	324,083
Gain on purchase of tax credits	(2,262)	—
Purchase of tax credits	(26,007)	—
Impairment of MSRs	545	—
Changes in operating assets and liabilities
Accrued interest receivable	(9)	(2,251)
Other assets	3,758	(4,074)
Other liabilities	(2,781)	4,798
Net cash from operating activities	9,742	65,034
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	101,907	—
Maturities, prepayments, and calls	13,403	13,492
Purchases	(47,729)	(46,906)
Maturities of certificates of deposit at other financial institutions	14,874	—
Purchase of certificates of deposit at other financial institutions	(2,708)	(12,924)
Portfolio loan originations and principal collections, net	(37,873)	(150,385)
Net cash from acquisitions	—	336,157
Proceeds from sale of MSRs	16,311	—
Purchase of portfolio loans	(50,099)	(2,475)
Purchase of premises and equipment	(1,253)	(1,395)
Change in FHLB stock, net	(7,390)	6,915
Net cash (used by) from investing activities	(557)	142,479
CASH FLOWS USED BY FINANCING ACTIVITIES
Net decrease in deposits	(95,097)	(98,500)
Proceeds from borrowings	707,768	1,725,337
Repayments of borrowings	(637,708)	(1,789,970)
Dividends paid on common stock	(6,153)	(5,814)
(Disbursements) proceeds from stock options exercised, net	(1,284)	244
Common stock repurchased for employee/director taxes paid on restricted stock awards	(386)	(355)
Issuance of common stock - employee stock purchase plan	832	781
Common stock repurchased	(2,508)	—
Net cash used by financing activities	(34,536)	(168,277)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,351)	39,236

CASH AND CASH EQUIVALENTS, beginning of period	65,691	41,437
CASH AND CASH EQUIVALENTS, end of period	$40,340	$80,673

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$47,071	$26,280
Income taxes	2,435	8,355

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$11,689	$(9,341)
Change in fair value on fair value and cash flow hedges	(5,288)	4,523
Change in fair value on portfolio loans measured under the fair value option	448	(285)
Retention in gross MSRs from loan sales	1,891	2,279
ROU assets in exchange for lease liabilities	—	2,034
Acquisitions:
Assets acquired	—	87,512
Liabilities assumed	—	424,949

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

The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”).

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

Subsequent Events – The Company has evaluated events and transactions after  September 30, 2024, for potential recognition or disclosure.

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

NOTE 2 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity at  September 30, 2024 and December 31, 2023:

	September 30, 2024
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,242	$30	$(2,590)	$17,682	$—
Corporate securities	16,000	140	(736)	15,404	—
Municipal bonds	83,060	4	(10,738)	72,326	—
Mortgage-backed securities	120,136	261	(9,478)	110,919	—
U.S. Small Business Administration securities	12,834	4	(970)	11,868	—
Total securities available-for-sale	252,272	439	(24,512)	228,199	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(517)	7,983	45
Total securities held-to-maturity	8,500	—	(517)	7,983	45

Total securities	$260,772	$439	$(25,029)	$236,182	$45

	December 31, 2023
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,151	$46	$(3,179)	$18,018	$—
Corporate securities	13,000	613	(741)	12,872	—
Municipal bonds	138,803	42	(19,398)	119,447	—
Mortgage-backed securities	112,855	238	(11,845)	101,248	—
U.S. Small Business Administration securities	42,886	—	(1,538)	41,348	—
Total securities available-for-sale	328,695	939	(36,701)	292,933	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(834)	7,666	45
Total securities held-to-maturity	8,500	—	(834)	7,666	45

Total securities	$337,195	$939	$(37,535)	$300,599	$45

The following tables present the activity in the ACL on securities held-to-maturity by major security type for the three and nine months ended September 30, 2024 and 2023:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended September 30,
Corporate Securities	2024	2023
Beginning ACL balance	$45	$31
Provision for credit losses	—	14
Total ending ACL balance	$45	$45

SECURITIES HELD-TO-MATURITY	For the Nine Months Ended September 30,
Corporate Securities	2024	2023
Beginning ACL balance	$45	$31
Provision for credit losses	—	14
Total ending ACL balance	$45	$45

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $117,000 and $116,000 at  September 30, 2024 and December 31, 2023, and was $1.4 million and $1.5 million on available-for-sale debt securities as of September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Company monitors the credit quality of debt securities held-to-maturity quarterly using credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30,	December 31,
Corporate securities	2024	2023
BBB/BBB-	$8,500	$7,000
BB+	—	1,500
Total	$8,500	$8,500

At September 30, 2024 and  December 31, 2023, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of September 30, 2024, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	September 30, 2024
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$35,505	$40,492	$35,505

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$—	$—	$15,653	$(2,590)	$15,653	$(2,590)
Corporate securities	3,864	(136)	5,400	(600)	9,264	(736)
Municipal bonds	44	—	70,584	(10,738)	70,628	(10,738)
Mortgage-backed securities	9,492	(37)	67,032	(9,441)	76,524	(9,478)
U.S. Small Business Administration securities	3,806	(45)	7,451	(925)	11,257	(970)
Total securities available-for-sale	17,206	(218)	166,120	(24,294)	183,326	(24,512)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	7,983	(517)	7,983	(517)
Total securities held-to-maturity	—	—	7,983	(517)	7,983	(517)

Total securities	$17,206	$(218)	$174,103	$(24,811)	$191,309	$(25,029)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
SECURITIES AVAILABLE-FOR-SALE	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$—	$—	$15,972	$(3,179)	$15,972	$(3,179)
Corporate securities	959	(41)	4,300	(700)	5,259	(741)
Municipal bonds	3,922	(23)	113,577	(19,375)	117,499	(19,398)
Mortgage-backed securities	20,662	(113)	67,376	(11,732)	88,038	(11,845)
U.S. Small Business Administration securities	33,211	(460)	8,137	(1,078)	41,348	(1,538)
Total securities available-for-sale	58,754	(637)	209,362	(36,064)	268,116	(36,701)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	7,666	(834)	7,666	(834)
Total securities held-to-maturity	—	—	7,666	(834)	7,666	(834)

Total securities	$58,754	$(637)	$217,028	$(36,898)	$275,782	$(37,535)

There were no held-to-maturity debt securities in an unrealized loss position of less than one year and seven held-to-maturity debt securities in an unrealized loss position of more than one year at  September 30, 2024.

There were seven available-for-sale securities in an unrealized loss position of less than one year, and 124 available-for-sale securities in an unrealized loss position of more than one year at September 30, 2024. The unrealized losses associated with these securities are believed to be caused by changing market conditions and considered to be temporary, and the Company does not intend and is not likely to be required to sell these securities prior to maturity. Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes. Substantially all the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings. All the municipal bond securities are investment grade.

All the available-for-sale mortgage-backed securities and U.S. Small Business Administration securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the nine months ended September 30, 2024, or for the year ended December 31, 2023.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2024		December 31, 2023
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due within one year	$—	$—	$922	$914
Due after one year through five years	4,958	4,663	3,947	3,544
Due after five years through ten years	10,974	9,470	11,972	10,139
Due after ten years	4,310	3,549	4,310	3,421
Subtotal	20,242	17,682	21,151	18,018
Corporate securities
Due within one year	—	—	1,000	1,004
Due after one year through five years	10,000	10,004	6,000	6,609
Due after five years through ten years	4,000	3,944	4,000	3,839
Due after ten years	2,000	1,456	2,000	1,420
Subtotal	16,000	15,404	13,000	12,872
Municipal bonds
Due within one year	—	—	1,013	1,003
Due after one year through five years	74	74	757	751
Due after five years through ten years	6,295	5,991	7,603	7,101
Due after ten years	76,691	66,261	129,430	110,592
Subtotal	83,060	72,326	138,803	119,447
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	82,062	73,923	76,369	66,275
Federal Home Loan Mortgage Corporation (“FHLMC”)	27,525	26,911	32,311	31,376
Government National Mortgage Association (“GNMA”)	10,549	10,085	4,175	3,597
Subtotal	120,136	110,919	112,855	101,248
U.S. Small Business Administration securities
Due within one year	203	200	198	196
Due after one year through five years	1,073	1,046	1,860	1,824
Due after five years through ten years	2,868	2,679	21,420	20,929
Due after ten years	8,690	7,943	19,408	18,399
Subtotal	12,834	11,868	42,886	41,348
Total securities available-for-sale	252,272	228,199	328,695	292,933

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	8,500	7,983	8,500	7,666
Total securities held-to-maturity	8,500	7,983	8,500	7,666
Total securities	$260,772	$236,182	$337,195	$300,599

The proceeds and resulting gains and losses from sales of securities available-for-sale for the three and nine months ended September 30, 2024:

	For the Three Months Ended
	September 30, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$3,448	$11	$—

	For the Nine Months Ended
	September 30, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$101,907	$215	$(8,051)

There were no sales proceeds, or gains or losses for the sale of securities available-for-sale for the three and nine months ended September 30, 2023.

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	September 30,	December 31,
REAL ESTATE LOANS	2024	2023
Commercial ("CRE")	$352,933	$366,328
Construction and development	292,366	303,054
Home equity	75,063	69,488
One-to-four-family (excludes loans held for sale)	591,666	567,742
Multi-family	238,462	223,769
Total real estate loans	1,550,490	1,530,381
CONSUMER LOANS
Indirect home improvement	552,226	569,903
Marine	76,845	73,310
Other consumer	3,346	3,540
Total consumer loans	632,417	646,753
COMMERCIAL BUSINESS LOANS
Commercial and industrial ("C&I")	296,773	238,301
Warehouse lending	15,249	17,580
Total commercial business loans	312,022	255,881
Total loans receivable, gross	2,494,929	2,433,015
ACL on loans	(31,232)	(31,534)
Total loans receivable, net	$2,463,697	$2,401,481

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $5.9 million as of September 30, 2024 and $8.4 million as of December 31, 2023. Net loans include unamortized net discounts on acquired loans of $2.1 million and $2.6 million as of  September 30, 2024 and December 31, 2023, respectively. Net loans do not include accrued interest receivable. Accrued interest receivable on loans was $11.8 million and $11.5 million as of September 30, 2024 and December 31, 2023, respectively, and was reported in “Accrued interest receivable” on the Consolidated Balance Sheets.

Most of the Company’s CRE and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington, the Oregon Coast, or near our loan production offices in Vancouver and the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire.  Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At September 30, 2024, the Bank held approximately $1.11 billion in loans that are pledged as collateral for FHLB borrowings, compared to approximately $1.07 billion at December 31, 2023. The Bank held approximately $617.9 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at September 30, 2024, compared to approximately $631.1 million at December 31, 2023.

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

Commercial Business Loans

C&I Lending. C&I loans originated by the Company to local small- and mid-sized businesses in our Puget Sound market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some C&I loans purchased by the Company are outside of the greater Puget Sound market area. C&I loans are made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business. At September 30, 2024 and  December 31, 2023, C&I loans included Small Business Administration and United States Department of Agriculture guaranteed certificates of $54.8 million and $10.6 million, respectively.

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

Allowance for Credit Losses

The main reason for the provision for credit losses on loans recorded in the first nine months of 2024 was elevated net charge-offs.

The following tables detail activity in the ACL on loans by loan categories at or for the three and nine months ended September 30, 2024 and 2023:

	At or For the Three Months Ended September 30, 2024
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$14,088	$13,253	$3,897	$—	$31,238
Provision for (reversal of) credit losses on loans	46	2,102	(557)	—	1,591
Charge-offs	—	(1,964)	—	—	(1,964)
Recoveries	—	361	6	—	367
Net (charge-offs) recoveries	—	(1,603)	6	—	(1,597)
Total ending ACL balance	$14,134	$13,752	$3,346	$—	$31,232

	At or For the Three Months Ended September 30, 2023
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,307	$14,017	$4,026	$—	$30,350
Provision for (reversal of) credit losses on loans	496	426	(238)	—	684
Charge-offs	—	(830)	—	—	(830)
Recoveries	—	297	—	—	297
Net charge-offs	—	(533)	—	—	(533)
Total ending ACL balance	$12,803	$13,910	$3,788	$—	$30,501

	At or For the Nine Months Ended September 30, 2024
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$14,107	$13,357	$4,070	$—	$31,534
Provision for credit losses on loans	27	3,660	326	—	4,013
Charge-offs	—	(4,465)	(1,141)	—	(5,606)
Recoveries	—	1,200	91	—	1,291
Net Charge-offs	—	(3,265)	(1,050)	—	(4,315)
Total ending ACL balance	$14,134	$13,752	$3,346	$—	$31,232

	At or For the Nine Months Ended September 30, 2023
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,123	$12,109	$3,760	$—	$27,992
Provision for credit losses on loans	690	3,383	29	—	4,102
Charge-offs	(10)	(2,415)	(1)	—	(2,426)
Recoveries	—	833	—	—	833
Net charge-offs	(10)	(1,582)	(1)	—	(1,593)
Total ending ACL balance	$12,803	$13,910	$3,788	$—	$30,501

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

	Payment Deferral
	Amortized Cost	% of Total Loan
September 30, 2024	Basis	Type	Financial Effect
CRE	$1,130	0.3%	Deferred payments and capitalized interest for a weighted-average period of 2.3 years.

December 31, 2023
CRE	$1,088	0.3%	Deferred payments and capitalized interest for a weighted-average period of 1.5 years.

	Combination - Term Extension and Interest Rate Reduction
	Amortized Cost	% of Total Loan
December 31, 2023	Basis	Type	Financial Effect
C&I	$2,940	1.2%	Reduced weighted-average contractual interest rate from 7.5% to 4.1%, and added a weighted-average 5 years to the life of the loans.

At  September 30, 2024 and  December 31, 2023, the modified loans were in compliance with their modified terms and were classified as current. For the three and nine months ended September 30, 2024 and 2023, no loans experienced a default subsequent to being granted a modification in the last twelve months. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of  September 30, 2024.

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at September 30, 2024 and December 31, 2023:

	September 30, 2024
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE	$—	$—	$—	$—	$352,933	$352,933	$1,130
Construction and development	—	—	4,737	4,737	287,629	292,366	4,737
Home equity	173	—	156	329	74,734	75,063	156
One-to-four-family	—	794	1	795	590,871	591,666	166
Multi-family	—	—	—	—	238,462	238,462	—
Total real estate loans	173	794	4,894	5,861	1,544,629	1,550,490	6,189
CONSUMER LOANS
Indirect home improvement	2,074	1,051	718	3,843	548,383	552,226	1,770
Marine	113	130	142	385	76,460	76,845	233
Other consumer	5	3	—	8	3,338	3,346	5
Total consumer loans	2,192	1,184	860	4,236	628,181	632,417	2,008
COMMERCIAL BUSINESS LOANS
C&I	—	200	1,701	1,901	294,872	296,773	2,575
Warehouse lending	—	—	—	—	15,249	15,249	—
Total commercial business loans	—	200	1,701	1,901	310,121	312,022	2,575
Total loans	$2,365	$2,178	$7,455	$11,998	$2,482,931	$2,494,929	$10,772

	December 31, 2023
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE	$—	$—	$—	$—	$366,328	$366,328	$1,088
Construction and development	—	—	—	—	303,054	303,054	4,699
Home equity	79	25	136	240	69,248	69,488	173
One-to-four-family	—	96	—	96	567,646	567,742	96
Multi-family	—	—	—	—	223,769	223,769	—
Total real estate loans	79	121	136	336	1,530,045	1,530,381	6,056
CONSUMER LOANS
Indirect home improvement	1,759	1,248	777	3,784	566,119	569,903	1,863
Marine	373	243	137	753	72,557	73,310	342
Other consumer	57	18	6	81	3,459	3,540	8
Total consumer loans	2,189	1,509	920	4,618	642,135	646,753	2,213
COMMERCIAL BUSINESS LOANS
C&I	—	—	2,514	2,514	235,787	238,301	2,683
Warehouse lending	—	—	—	—	17,580	17,580	—
Total commercial business loans	—	—	2,514	2,514	253,367	255,881	2,683
Total loans	$2,268	$1,630	$3,570	$7,468	$2,425,547	$2,433,015	$10,952

(1)	Includes loans less than 90 days past due as applicable.

There were no loans 90 days or more past due and still accruing interest at both September 30, 2024 and December 31, 2023.

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

	September 30, 2024
								Revolving
								Loans
REAL ESTATE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$13,453	$47,964	$84,510	$57,376	$44,025	$67,735	$—	$691	$315,754
Watch	—	3,152	10,742	12,716	—	6,568	—	—	33,178
Special mention	—	—	—	—	—	397	—	—	397
Substandard	—	—	—	—	1,625	1,979	—	—	3,604
Total CRE	13,453	51,116	95,252	70,092	45,650	76,679	—	691	352,933
Construction and development
Pass	116,349	91,803	38,290	30,046	—	394	10,324	—	287,206
Watch	—	—	—	423	—	—	—	—	423
Substandard	—	—	4,737	—	—	—	—	—	4,737
Total construction and development	116,349	91,803	43,027	30,469	—	394	10,324	—	292,366
Home equity
Pass	7,181	2,787	332	1,550	5,980	1,714	55,298	65	74,907
Substandard	—	—	—	—	—	14	142	—	156
Total home equity	7,181	2,787	332	1,550	5,980	1,728	55,440	65	75,063
One-to-four-family
Pass	45,301	106,192	177,351	112,198	78,300	69,528	—	—	588,870
Substandard	—	—	745	—	—	2,051	—	—	2,796
Total one-to-four-family	45,301	106,192	178,096	112,198	78,300	71,579	—	—	591,666
Multi-family
Pass	209	7,050	20,177	90,403	60,088	60,535	—	—	238,462
Total multi-family	209	7,050	20,177	90,403	60,088	60,535	—	—	238,462
Total real estate loans	$182,493	$258,948	$336,884	$304,712	$190,018	$210,915	$65,764	$756	$1,550,490

	September 30, 2024
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$80,016	$140,198	$177,755	$78,798	$29,826	$43,861	$2	$—	$550,456
Substandard	54	488	701	242	63	222	—	—	1,770
Total indirect home improvement	80,070	140,686	178,456	79,040	29,889	44,083	2	—	552,226
Indirect home improvement gross charge-offs	235	1,021	1,137	494	500	448	—	—	3,835
Marine
Pass	12,738	11,866	21,334	8,712	11,541	10,421	—	—	76,612
Substandard	—	—	—	—	41	192	—	—	233
Total marine	12,738	11,866	21,334	8,712	11,582	10,613	—	—	76,845
Marine gross charge-offs	—	21	128	51	128	151	—	—	479
Other consumer
Pass	219	145	384	83	43	146	2,321	—	3,341
Substandard	1	—	—	—	—	—	4	—	5
Total other consumer	220	145	384	83	43	146	2,325	—	3,346
Other consumer gross charge-offs	—	33	6	—	—	—	112	—	151
Total consumer loans	$93,028	$152,697	$200,174	$87,835	$41,514	$54,842	$2,327	$—	$632,417

	September 30, 2024
COMMERCIAL								Revolving
								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$56,627	$20,708	$30,522	$17,288	$9,750	$11,787	$119,310	$846	$266,838
Watch	—	4,982	—	773	1,941	—	9,792	—	17,488
Special mention	—	—	—	555	—	605	1,408	—	2,568
Substandard	—	2,546	—	2,260	1,256	1,552	2,265	—	9,879
Total C&I	56,627	28,236	30,522	20,876	12,947	13,944	132,775	846	296,773
C&I gross charge-offs	—	—	—	—	—	380	761	—	1,141
Warehouse lending
Pass	—	—	—	—	—	—	13,254	—	13,254
Special mention	—	—	—	—	—	—	1,995	—	1,995
Total warehouse lending	—	—	—	—	—	—	15,249	—	15,249
Total commercial business loans	$56,627	$28,236	$30,522	$20,876	$12,947	$13,944	$148,024	$846	$312,022

TOTAL LOANS RECEIVABLE, GROSS
Pass	$332,093	$428,713	$550,655	$396,454	$239,553	$266,121	$200,509	$1,602	$2,415,700
Watch	—	8,134	10,742	13,912	1,941	6,568	9,792	—	51,089
Special mention	—	—	—	555	—	1,002	3,403	—	4,960
Substandard	55	3,034	6,183	2,502	2,985	6,010	2,411	—	23,180
Total loans receivable, gross	$332,148	$439,881	$567,580	$413,423	$244,479	$279,701	$216,115	$1,602	$2,494,929
Total gross charge-offs	$235	$1,075	$1,271	$545	$628	$979	$873	$—	$5,606

	December 31, 2023
								Revolving
								Loans
REAL ESTATE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE	2023	2022	2021	2020	2019	Prior	Loans	to Term	Loans
Pass	$48,551	$91,144	$61,689	$46,117	$27,957	$61,764	$499	$—	$337,721
Watch	3,201	5,446	12,894	—	453	2,226	45	—	24,265
Special mention	—	—	—	—	409	—	—	—	409
Substandard	—	—	—	1,650	—	1,957	—	326	3,933
Total CRE	51,752	96,590	74,583	47,767	28,819	65,947	544	326	366,328
Construction and development
Pass	120,155	106,168	46,989	15,219	—	540	9,284	—	298,355
Substandard	—	4,699	—	—	—	—	—	—	4,699
Total construction and development	120,155	110,867	46,989	15,219	—	540	9,284	—	303,054
Home equity
Pass	4,583	398	1,584	6,525	11	2,137	54,077	—	69,315
Substandard	—	—	—	—	—	36	137	—	173
Total home equity	4,583	398	1,584	6,525	11	2,173	54,214	—	69,488
Home equity gross charge-offs							10		10
One-to-four-family							—
Pass	103,165	175,412	122,406	80,815	30,595	52,008	—	472	564,873
Substandard	—	866	—	—	—	2,003	—	—	2,869
Total one-to-four-family	103,165	176,278	122,406	80,815	30,595	54,011	—	472	567,742
Multi-family
Pass	7,106	20,404	91,047	42,511	37,990	24,711	—	—	223,769
Total multi-family	7,106	20,404	91,047	42,511	37,990	24,711	—	—	223,769
Total real estate loans	$286,761	$404,537	$336,609	$192,837	$97,415	$147,382	$64,042	$798	$1,530,381

	December 31, 2023
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2023	2022	2021	2020	2019	Prior	Loans	to Term	Loans
Pass	$171,208	$212,661	$93,664	$36,032	$23,977	$30,492	$6	$—	$568,040
Substandard	212	663	448	141	258	141	—	—	1,863
Total indirect home improvement	171,420	213,324	94,112	36,173	24,235	30,633	6	—	569,903
Indirect home improvement gross charge-offs	204	1,386	567	290	145	336	—	—	2,928
Marine
Pass	13,619	23,963	9,987	13,082	5,267	7,050	—	—	72,968
Substandard	—	—	52	85	—	205	—	—	342
Total marine	13,619	23,963	10,039	13,167	5,267	7,255	—	—	73,310
Marine gross charge-offs	—	47	93	—	7	256	—	—	403
Other consumer
Pass	309	559	175	69	3	159	2,258	—	3,532
Substandard	—	—	—	—	—	—	8	—	8
Total other consumer	309	559	175	69	3	159	2,266	—	3,540
Other consumer gross charge-offs	—	2	12	—	—	—	120	—	134
Total consumer loans	$185,348	$237,846	$104,326	$49,409	$29,505	$38,047	$2,272	$—	$646,753

	December 31, 2023
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2023	2022	2021	2020	2019	Prior	Loans	to Term	Loans
Pass	$13,971	$32,334	$19,634	$11,537	$5,122	$9,707	$119,844	$145	$212,294
Watch	2,322	—	1,382	2,366	—	953	5,754	—	12,777
Special mention	143	—	—	—	498	253	1,345	—	2,239
Substandard	2,940	—	2,321	1,391	1,766	169	2,005	—	10,592
Doubtful	—	—	—	—	—	—	399	—	399
Total C&I	19,376	32,334	23,337	15,294	7,386	11,082	129,347	145	238,301
C&I gross charge-offs	—	—	1	—	—	—	—	—	1
Warehouse lending
Pass	—	—	—	—	—	—	17,003	—	17,003
Watch	—	—	—	—	—	—	577	—	577
Total warehouse lending	—	—	—	—	—	—	17,580	—	17,580
Total commercial business loans	$19,376	$32,334	$23,337	$15,294	$7,386	$11,082	$146,927	$145	$255,881

TOTAL LOANS RECEIVABLE, GROSS
Pass	$482,667	$663,043	$447,175	$251,907	$130,922	$188,568	$202,971	$617	$2,367,870
Watch	5,523	5,446	14,276	2,366	453	3,179	6,376	—	37,619
Special mention	143	—	—	—	907	253	1,345	—	2,648
Substandard	3,152	6,228	2,821	3,267	2,024	4,511	2,150	326	24,479
Doubtful	—	—	—	—	—	—	399	—	399
Total loans receivable, gross	$491,485	$674,717	$464,272	$257,540	$134,306	$196,511	$213,241	$943	$2,433,015
Total gross charge-offs	$204	$1,435	$673	$290	$152	$592	$130	$—	$3,476

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates indicated:

	September 30, 2024			December 31, 2023
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
REAL ESTATE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE	$1,130	$—	$1,130	$1,088	$—	$1,088
Construction and development	—	4,737	4,737	—	4,699	4,699
Home equity	156	—	156	173	—	173
One-to-four-family	166	—	166	96	—	96
	1,452	4,737	6,189	1,357	4,699	6,056
CONSUMER LOANS
Indirect home improvement	—	1,770	1,770	—	1,863	1,863
Marine	—	233	233	—	342	342
Other consumer	—	5	5	—	8	8
	—	2,008	2,008	—	2,213	2,213
COMMERCIAL BUSINESS LOANS
C&I	1,650	925	2,575	—	2,683	2,683
Total	$3,102	$7,670	$10,772	$1,357	$9,595	$10,952

The Company recognized interest income on a cash basis for nonaccrual loans of $41,000 and $55,000 during the three months ended September 30, 2024 and 2023, and $244,000 and $164,000 during the nine months ended  September 30, 2024 and 2023, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	September 30, 2024				December 31, 2023
	Commercial	Residential	Other		Commercial	Residential	Other
REAL ESTATE LOANS	Real Estate	Real Estate	Non-Real Estate	Total	Real Estate	Real Estate	Non-Real Estate	Total
CRE	$1,130	$—	$—	$1,130	$1,088	$—	$—	$1,088
Construction and development	4,737	—	—	4,737	4,699	—		4,699
Home equity	—	156	—	156	—	173	—	173
One-to-four-family	—	166	—	166	—	96	—	96
	5,867	322	—	6,189	5,787	269	—	6,056
CONSUMER LOANS
Indirect home improvement	—	—	1,770	1,770	—	—	1,863	1,863
Marine	—	—	233	233	—	—	342	342
	—	—	2,003	2,003	—	—	2,205	2,205
COMMERCIAL BUSINESS LOANS
C&I	—	—	2,575	2,575	—	—	2,683	2,683
Total	$5,867	$322	$4,578	$10,767	$5,787	$269	$4,888	$10,944

NOTE 4 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of permanent loans serviced for others was $1.62 billion and $2.83 billion at September 30, 2024 and December 31, 2023, respectively.

The following table summarizes MSRs activity at or for the dates indicated:

	At or For the Three Months Ended
	September 30,
	2024	2023
Beginning balance, at the lower of cost or fair value	$9,352	$17,627
Additions	498	954
MSRs amortized	(605)	(924)
Impairment of MSRs	(506)	—
Ending balance, at the lower of cost or fair value	$8,739	$17,657

	At or For the Nine Months Ended
	September 30,
	2024	2023
Beginning balance, at the lower of cost or fair value	$17,176	$18,017
Additions	1,891	2,279
Sales	(7,953)	—
MSRs amortized	(1,830)	(2,639)
Impairment of MSRs	(545)	—
Ending balance, at the lower of cost or fair value	$8,739	$17,657

The fair value of the MSRs’ assets was $19.9 million and $38.2 million at  September 30, 2024 and December 31, 2023, respectively.  Fair value adjustments to MSRs are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates.  A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

The following provides valuation assumptions used in determining the fair value of MSRs at the dates indicated:

	At September 30,	At December 31,
Key assumptions:	2024	2023
Weighted average discount rate	9.3%	9.4%
Conditional prepayment rate (“CPR”)	11.8%	7.2%
Weighted average life in years	7.3	8.4

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

	September 30, 2024	December 31, 2023
Aggregate portfolio principal balance	$1,622,390	$2,832,016
Weighted average rate of loans in MSRs portfolio	4.2%	3.6%

At September 30, 2024	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	11.8%	14.5%	17.0%
Fair value MSRs	$19,901	$18,935	$18,097
Percentage of MSRs	1.2%	1.2%	1.1%

Discount rate	9.3%	9.8%	10.3%
Fair value MSRs	$19,901	$19,475	$19,066
Percentage of MSRs	1.2%	1.2%	1.2%

At December 31, 2023	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	7.2%	8.0%	9.3%
Fair value MSRs	$38,163	$37,268	$35,819
Percentage of MSRs	1.3%	1.3%	1.3%

Discount rate	9.4%	9.9%	10.4%
Fair value MSRs	$38,163	$37,301	$36,476
Percentage of MSRs	1.3%	1.3%	1.3%

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

The Company recorded $1.1 million and $1.8 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended September 30, 2024 and 2023, respectively, and $3.6 million and $5.4 million for the nine months ended  September 30, 2024 and 2023. The income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

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

The Company expects that approximately $1.0 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

		Cumulative Amount of Fair Value
Line item in the statement of financial		Hedging Adjustment Included in
position in which the hedged Item is	Carrying Amount of the	the Carrying Amount of the
included	Hedged Assets	Hedged Assets
September 30, 2024
Investment securities (1)	$57,829	$2,171
Total	$57,829	$2,171

December 31, 2023
Investment securities (1)	$56,785	$3,215
Total	$56,785	$3,215

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $220.6 million; the cumulative basis adjustments associated with these hedging relationships was $2.2 million; and the amounts of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	September 30, 2024
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$340,000	$1,943	$1,175
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	36,838	292	—
Mandatory and best effort forward commitments with investors	25,199	—	77
Forward TBA mortgage-backed securities	54,000	—	61
Interest rate swaps - customer swap positions	801	—	46
Interest rate swaps - dealer offsets to customer swap positions	801	47	—

	December 31, 2023
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$310,000	$6,431	$375
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	22,334	329	—
Mandatory and best effort forward commitments with investors	10,070	—	188
Forward TBA mortgage-backed securities	33,000	—	284
Interest rate swaps - customer swap positions	801	—	63
Interest rate swaps - dealer offsets to customer swap positions	801	64	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Interest	Interest	Interest	Interest
	Expense	Income	Expense	Income
	Deposits and Borrowings	Securities	Deposits and Borrowings	Securities
Total amounts presented on the Consolidated Statements of Income	$15,314	$3,243	$12,151	$3,396
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	$—	$2,432	$—	$(1,286)
Recognized on derivatives designated as hedging instruments	—	(2,432)	—	1,286
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	433	—	556
Net income recognized on fair value hedges	$—	$433	$—	$556
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from AOCI into net income	$1,151	$—	$1,446	$—
Net income recognized on cash flow hedges	$1,151	$—	$1,446	$—

	Nine Months Ended September 30,
	2024		2023
	Interest	Interest	Interest	Interest
	Expense	Income	Expense	Income
	Deposits and Borrowings	Securities	Deposits and Borrowings	Securities
Total amounts presented on the Consolidated Statements of Income	$44,416	$10,660	$28,445	$8,667
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	$—	$1,044	$—	$(689)
Recognized on derivatives designated as hedging instruments	—	(1,044)	—	689
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	1,272	—	1,212
Net income recognized on fair value hedges	$—	$1,272	$—	$1,212
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from AOCI into net income	$4,021	$—	$3,624	$—
Net income recognized on cash flow hedges	$4,021	$—	$3,624	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in net losses of $149,000 and $107,000 for the three months ended September 30, 2024 and 2023, and net gains of $201,000 and $266,000 for the nine months ended  September 30, 2024 and 2023, respectively.

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

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Statement of Financial Position
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
At September 30, 2024
Interest rate swaps	$3,350	$1,360	$1,990	$—	$—	$1,990

At December 31, 2023
Interest rate swaps	$6,648	$153	$6,495	$—	$—	$6,495

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Liabilities	in the Statement of Financial Position
	of Recognized	Statement of	Presented in the Statement	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Financial Position	of Financial Position	Instruments	Posted	Net Amount
At September 30, 2024
Interest rate swaps	$(2,535)	$(1,360)	$(1,175)	$—	$1,000	$(175)

At December 31, 2023
Interest rate swaps	$(722)	$(347)	$(375)	$—	$270	$(105)

Credit Risk–Related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At September 30, 2024, the Company had $1.0 million of collateral posted due to this provision.  Receivables related to cash collateral that has been paid to counterparties is included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 6 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment. These leases have remaining terms ranging from two months to five years and nine months, with some including options to extend for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
Lease cost:	2024	2023
Operating lease cost	$464	$476
Short-term lease cost	2	5
Total lease cost	$466	$481

	Nine Months Ended September 30,
Lease cost:	2024	2023
Operating lease cost	$1,414	$1,357
Short-term lease cost	10	14
Total lease cost	$1,424	$1,371

The following tables provide supplemental information related to operating leases at or for the three and nine months ended September 30, 2024 and 2023:

	At or For the Three months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$483	$486
Weighted average remaining lease term- operating leases (in years)	3.5	4.2
Weighted average discount rate- operating leases	3.01%	2.93%

	At or For the Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$1,462	$1,392
Weighted average remaining lease term- operating leases (in years)	3.5	4.2
Weighted average discount rate- operating leases	3.01%	2.93%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed-advance rate.

Maturities of operating lease liabilities at  September 30, 2024 for future periods are as follows:

Remainder of 2024	$479
2025	1,628
2026	1,475
2027	1,173
2028	428
Thereafter	954
Total lease payments	6,137
Less imputed interest	(589)
Total	$5,548

NOTE 7 – OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at or for the three and nine months ended September 30, 2024 and 2023:

	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$—	$570	$—	$570
Additions	—	—	—	—
Loans transferred to OREO	—	—	—	—
Ending balance	$—	$570	$—	$570

There were no OREO properties at September 30, 2024 and December 31, 2023. There were no OREO holding costs for the three and nine months ended September 30, 2024 and 2023.

There were $21,000 and $96,000 in portfolio mortgage loans collateralized by residential real estate in the process of foreclosure at September 30, 2024 and at December 31, 2023, respectively.

NOTE 8 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	September 30,	December 31,
	2024	2023
Noninterest-bearing checking	$641,270	$654,048
Interest-bearing checking (1)	165,944	244,028
Savings	151,364	151,630
Money market (2)	340,049	359,063
Certificates of deposit less than $100,000 (3)	533,441	587,858
Certificates of deposit of $100,000 through $250,000	452,705	429,373
Certificates of deposit greater than $250,000	126,075	79,540
Escrow accounts related to mortgages serviced (4)	16,483	16,783
Total	$2,427,331	$2,522,323

(1)	Includes $70.2 million of brokered deposits at December 31, 2023.
(2)	Includes $1.0 million and $1,000 of brokered deposits at September 30, 2024 and December 31, 2023, respectively.
(3)	Includes $250.2 million and $361.3 million of brokered deposits at September 30, 2024 and December 31, 2023, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of certificates of deposits at September 30, 2024 for future periods ending are as follows:

Remainder of 2024	$415,152
Maturing in 2025	566,388
Maturing in 2026	102,663
Maturing in 2027	20,688
Maturing in 2028	6,919
Thereafter	411
Total	$1,112,221

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest-bearing checking	$580	$643	$1,919	$1,111
Savings and money market	1,981	1,529	5,593	4,071
Certificates of deposit	10,925	8,290	32,108	19,514
Total	$13,486	$10,462	$39,620	$24,696

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	September 30,	December 31,
REAL ESTATE LOANS	2024	2023
CRE	$1,240	$3,472
Construction and development	173,956	154,611
One-to-four-family (includes locks for saleable loans)	41,387	23,751
Home equity	96,527	94,026
Multi-family	6,289	2,945
Total real estate loans	319,399	278,805
CONSUMER LOANS	28,465	29,517
COMMERCIAL BUSINESS LOANS
C&I	164,181	164,873
Warehouse lending	51,703	61,837
Total commercial business loans	215,884	226,710
Total commitments to extend credit	$563,748	$535,032

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL – unfunded loan commitments at both  September 30, 2024 and December 31, 2023 was $1.5 million. The Company recorded recoveries for credit losses – unfunded loan commitments of $78,000 and $24,000 for the three and nine months ended  September 30, 2024, as compared to a recovery from the ACL of $149,000 and $305,000 for the three and nine months ended September 30, 2023, respectively.

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through September 30, 2024, total loans serviced on behalf of the FHLB of Des Moines were $8.7 million with the FLA totaling $581,000 and the CE obligation at $389,000 or 4.5% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At both September 30, 2024 and December 31, 2023, there were no loans sold and serviced on behalf of the FHLB of Des Moines that were greater than 90 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.0 million and $2.1 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2024 and December 31, 2023, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at September 30, 2024.

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

Loans Receivable – Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. As of September 30, 2024 and December 31, 2023, there were $13.9 million and $15.1 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale, at fair value to loans held for investment. The aggregate unpaid principal balance of these loans was $14.6 million and $16.3 million as of September 30, 2024 and December 31, 2023, respectively. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the three months ended September 30, 2024, the Company recorded a net increase in fair value of $262,000, as compared to a net decrease in fair value of $343,000 for the three months ended September 30, 2023. For the nine months ended  September 30, 2024, the Company recorded a net increase in fair value of $448,000, as compared to a net decrease in fair value of $285,000 for the nine months ended  September 30, 2023. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At September 30, 2024
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,682	$—	$17,682
Corporate securities	—	15,404	—	15,404
Municipal bonds	—	72,326	—	72,326
Mortgage-backed securities	—	110,919	—	110,919
U.S. Small Business Administration securities	—	11,868	—	11,868
Mortgage loans held for sale, at fair value	—	49,373	—	49,373
Loans receivable, at fair value	—	13,861	—	13,861
Derivatives:
Interest rate lock commitments with customers	—	—	292	292
Interest rate swaps - cash flow and fair value hedges	—	1,943	—	1,943
Interest rate swaps - dealer offsets to customer swap positions	—	47	—	47
Total assets measured at fair value	$—	$293,376	$292	$293,668
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(46)	$—	$(46)
Interest rate swaps - cash flow and fair value hedges	—	(1,175)	—	(1,175)
Mandatory and best effort forward commitments with investors	—	—	(77)	(77)
Forward TBA mortgage-backed securities	—	(61)	—	(61)
Total liabilities measured at fair value	$—	$(1,282)	$(77)	$(1,359)

Financial Assets	At December 31, 2023
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,018	$—	$18,018
Corporate securities	—	12,872	—	12,872
Municipal bonds	—	119,447	—	119,447
Mortgage-backed securities	—	101,248	—	101,248
U.S. Small Business Administration securities	—	41,348	—	41,348
Mortgage loans held for sale, at fair value	—	25,668	—	25,668
Loans receivable, at fair value	—	15,088	—	15,088
Derivatives:
Interest rate lock commitments with customers	—	—	329	329
Interest rate swaps- cash flow and fair value hedges	—	6,431	—	6,431
Interest rate swaps - dealer offsets to customer swap positions	—	64	—	64
Total assets measured at fair value	$—	$340,184	$329	$340,513
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(188)	$(188)
Forward TBA mortgage-backed securities	—	(284)	—	(284)
Interest rate swaps - cash flow and fair value hedges	—	(375)	—	(375)
Interest rate swaps - customer swap positions	—	(63)	—	(63)
Total liabilities measured at fair value	$—	$(722)	$(188)	$(910)

The following table presents financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at September 30, 2024 and  December 31, 2023. Level 3 assets recorded at fair value on a nonrecurring basis included loans for which a partial charge-off was recorded based on the fair value of collateral.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$1,386	$1,386
MSRs	—	—	19,901	19,901

	December 31, 2023
	Level 1	Level 2	Level 3	Total
MSRs	$—	$—	$38,163	$38,163

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Rate
Fair Value	Valuation	Unobservable		September 30,	December 31,
Instruments	Techniques	Inputs	Range	2024	2023
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	90.2%	90.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	90.2%	90.5%
NONRECURRING
Collateral dependent loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 25%	—%	—%
MSR	Industry sources	Pre-payment speeds	0% - 50%	11.8%	7.2%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2024	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$378	$1,587	$(1,673)	$292	$(86)	$—
Individual forward sale commitments with investors	(316)	(1,138)	1,377	(77)	239	—
September 30, 2023
Interest rate lock commitments with customers	$273	$1,109	$(1,207)	$175	$(98)	$—
Individual forward sale commitments with investors	123	—	(102)	21	(102)	—

		Purchases			Net change in	Net change in
Nine Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2024	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$329	$3,245	$(3,282)	$292	$(37)	$—
Individual forward sale commitments with investors	(188)	(1,117)	1,228	(77)	(111)	—
September 30, 2023
Interest rate lock commitments with customers	$107	$3,051	$(2,983)	$175	$68	$—
Individual forward sale commitments with investors	(38)	410	(351)	21	(59)	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	September 30,		December 31,
	2024		2023
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$40,340	$40,340	$65,691	$65,691
Certificates of deposit at other financial institutions	12,001	12,001	24,167	24,167
Level 2 inputs:
Securities available-for-sale, at fair value	228,199	228,199	292,933	292,933
Securities held-to-maturity, gross	8,500	7,983	8,500	7,666
Loans held for sale, at fair value	49,373	49,373	25,668	25,668
FHLB stock, at cost	9,504	9,504	2,114	2,114
Loans receivable, at fair value	13,861	13,861	15,088	15,088
Interest rate swaps - cash flow and fair value hedges	1,943	1,943	6,431	6,431
Accrued interest receivable	14,014	14,014	14,005	14,005
Interest rate swaps - dealer offsets to customer swap positions	47	47	64	64
Level 3 inputs:
Loans receivable, gross	2,481,068	2,353,912	2,417,927	2,276,397
MSRs, held at lower of cost or fair value	8,739	19,901	9,090	20,552
MSRs held for sale, held at lower of cost or fair value	—	—	8,086	17,611
Fair value interest rate locks with customers	292	292	—	—
Financial Liabilities
Level 2 inputs:
Deposits	2,427,331	2,429,371	2,522,323	2,515,026
Borrowings	163,806	163,723	93,746	93,416
Subordinated notes, excluding unamortized debt issuance costs	50,000	45,514	50,000	43,480
Accrued interest payable	2,349	2,349	5,473	5,473
Interest rate swaps - cash flow and fair value hedges	1,175	1,175	375	375
Forward TBA mortgage-backed securities	61	61	284	284
Interest rate swaps - customer swap positions	46	46	63	63
Level 3 inputs:
Mandatory and best effort forward commitments with investors	77	77	188	188

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator	2024	2023	2024	2023
Net income	$10,286	$8,953	$27,642	$26,281
Dividends and undistributed earnings allocated to participating securities	(165)	(143)	(450)	(423)
Net income available to common shareholders	$10,121	$8,810	$27,192	$25,858
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,676,102	7,667,981	7,689,277	7,643,086
Dilutive shares	178,287	112,449	188,569	125,662
Diluted weighted average common shares outstanding	7,854,389	7,780,430	7,877,846	7,768,748
Basic earnings per share	$1.32	$1.15	$3.54	$3.38
Diluted earnings per share	$1.29	$1.13	$3.45	$3.33
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	—	64,256	14,151	55,174

NOTE 12 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At September 30, 2024, there were 190,432 stock option awards and 38,372 RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $464,000 and $1.2 million for the three and nine months ended  September 30, 2024, respectively, and $590,000 and $1.6 million for the three and nine months ended  September 30, 2023, respectively.

Stock Options

The 2018 Plan consists of stock option awards that may be granted as incentive stock options or nonqualified stock options. Stock option awards generally vest over a one-year and two-year period for independent directors or over a five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank. The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the periods indicated:

	September 30,	December 31,
	2024	2023
Dividend yield	2.57%	3.25%
Expected volatility	29.55%	28.24%
Risk-free interest rate	3.82%	4.35%
Expected term in years	6.3	6.5
Weighted-average grant date fair value per option granted	$11.36	$7.61

The dividend yield is based on the current quarterly dividend in effect at the time of the grant. The historical volatility of the Company's stock price over a specified period of time is used for the expected volatility.  The Company bases the risk-free interest rate on the comparable U.S. Treasury rate for the discount rate associated with the stock in effect on the date of the grant. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting, 5.75 years for two-year vesting, and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term In	Aggregate
	Shares	Exercise Price	Years	Intrinsic Value
Outstanding at January 1, 2024	662,279	$28.12	6.69	$5,852,975
Granted	75,100	$41.98	9.87	—
Less exercised	141,878	$21.88	—	$3,042,273
Less forfeited	12,000	30.73	—	—
Outstanding at September 30, 2024	583,501	$31.37	6.75	$7,655,780

Expected to vest, assuming a 0.31% annual forfeiture rate at September 30, 2024 (1)	568,654	$31.28	6.70	$7,513,895

Exercisable at September 30, 2024	340,743	$29.47	5.55	$5,119,461

(1)	Forfeiture rate has been calculated and estimated, based on historical employment data, to assume a forfeiture of 3.1% of the options over 10 years.

At September 30, 2024, there was $2.1 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares granted under the 2018 Plan generally vest over a one-year or two-year period for independent directors and a five-year period for employees and officers beginning on the grant date. Any nonvested RSAs will be forfeited in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

		Weighted-Average
		Grant-Date Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2024	102,144	$29.61
Granted	42,250	41.98
Less vested	36,581	28.19
Less forfeited	4,000	30.73
Nonvested at September 30, 2024	103,813	$35.10

At September 30, 2024, there was $3.5 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as well capitalized. At September 30, 2024, the Bank was categorized as well capitalized under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at September 30, 2024, that the Bank met all capital adequacy requirements.

The following tables compare the Bank’s actual capital amounts and ratios to their minimum regulatory capital requirements and well capitalized regulatory capital at the dates indicated:

								To be Well Capitalized
								Under Prompt
			For Capital		For Capital Adequacy			Corrective
	Actual		Adequacy Purposes		with Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At September 30, 2024
Total risk-based capital
(to risk-weighted assets)	$363,502	14.17%	$205,162	8.00%		$269,275	10.50%	$256,452	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$331,442	12.92%	$153,871	6.00%		$217,984	8.50%	$205,162	8.00%
Tier 1 leverage capital
(to average assets)	$331,442	11.18%	$118,548	4.00%	$	N/A	N/A	$148,185	5.00%
CET 1 capital
(to risk-weighted assets)	$331,442	12.92%	$115,403	4.50%		$179,516	7.00%	$166,694	6.50%

At December 31, 2023
Total risk-based capital
(to risk-weighted assets)	$339,436	13.37%	$203,094	8.00%		$266,561	10.50%	$253,868	10.00%
Tier 1 risk-based capital
(to risk-weighted assets)	$307,686	12.12%	$152,321	6.00%		$215,787	8.50%	$203,094	8.00%
Tier 1 leverage capital
(to average assets)	$307,686	10.39%	$118,488	4.00%	$	N/A	N/A	$148,109	5.00%
CET 1 capital
(to risk-weighted assets)	$307,686	12.12%	$114,240	4.50%		$177,707	7.00%	$165,014	6.50%

In addition to the minimum CET 1, Tier 1, total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2024, the Bank’s capital exceeded the minimum required capital with the required conservation buffer.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2024, it would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for the Company at  September 30, 2024 were 9.7% for Tier 1 leverage-based capital, 11.2% for Tier 1 risk-based capital, 14.4% for total risk-based capital, and 11.2% for CET 1 capital ratio. The regulatory capital ratios calculated for the Company at December 31, 2023 were 9.0% for Tier 1 leverage-based capital, 10.5% for Tier 1 risk-based capital, 13.7% for total risk-based capital, and 10.5% for CET 1 capital ratio.

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

A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At September 30, 2024, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as loans held for investment. A majority of these mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or the FHLB of Des Moines, while the Company generally retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration (“FHA”), US Department of Veterans Affairs (“VA”), and United States Department of Agriculture (“USDA”) are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSRs portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family MSRs within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

The tables below summarize the financial results for each segment based on the factors mentioned above within each segment for the three and nine months ended September 30, 2024 and 2023:

	At or For the Three Months Ended September 30, 2024
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$28,612	$2,632	$31,244
Provision for credit losses	(1,331)	(182)	(1,513)
Noninterest income (2)	2,257	3,710	5,967
Noninterest expense (3)	(20,199)	(5,633)	(25,832)
Income before (provision) benefit for income taxes	9,339	527	9,866
(Provision) benefit for income taxes	(71)	491	420
Net income	$9,268	$1,018	$10,286
Total average assets for period ended	$2,347,855	$612,935	$2,960,790
Full-time employees ("FTEs")	442	117	559

	At or For the Three Months Ended September 30, 2023
Condensed income statement:	Commercial and Consumer Banking	Home Lending	Total
Net interest income (1)	$27,563	$3,071	$30,634
Provision for credit losses	(437)	(111)	(548)
Noninterest income (2)	2,680	2,302	4,982
Noninterest expense (3)	(18,539)	(5,047)	(23,586)
Income before provision for income taxes	11,267	215	11,482
Provision for income taxes	(2,480)	(49)	(2,529)
Net income	$8,787	$166	$8,953
Total average assets for period ended	$2,361,014	$540,372	$2,901,386
FTEs	434	128	562

	At or For the Nine Months Ended September 30, 2024
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$84,749	$7,242	$91,991
Provision for credit losses	(3,796)	(193)	(3,989)
Noninterest income (2)	6,919	10,027	16,946
Noninterest expense (3)	(58,250)	(14,968)	(73,218)
Income before (provision) benefit for income taxes	29,622	2,108	31,730
(Provision) benefit for income taxes	(4,253)	165	(4,088)
Net income	$25,369	$2,273	$27,642
Total average assets for period ended	$2,369,740	$586,001	$2,955,741
FTEs	442	117	559

	At or For the Nine Months Ended September 30, 2023
	Commercial
	and Consumer
Condensed income statement:	Banking	Home Lending	Total
Net interest income (1)	$83,332	$9,516	$92,848
Provision for credit losses	(2,555)	(817)	(3,372)
Noninterest income (2)	7,766	7,268	15,034
Noninterest expense (3)	(56,099)	(15,215)	(71,314)
Income before provision for income taxes	32,444	752	33,196
Provision for income taxes	(6,758)	(157)	(6,915)
Net income	$25,686	$595	$26,281
Total average assets for period ended	$2,288,996	$520,513	$2,809,509
FTEs	434	128	562

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

(2)

Noninterest income includes activity from certain residential mortgage loans that were initially originated for sale and measured at fair value, and subsequently transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of noninterest income. The Company recorded a net increase in fair value of $262,000 and $448,000 for the three and nine months ended  September 30, 2024, and a net decrease in fair value of $343,000 and $285,000 for the three and nine months ended  September 30, 2023, respectively. As of three and nine months ended September 30, 2024, there was $13.9 million and $15.2 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from loans held for sale to loans held for investment.

(3)

Noninterest expense includes allocated overhead expense from general corporate activities. Allocation is determined based on a combination of segment assets and FTEs. For the three and nine months ended  September 30, 2024, the Home Lending segment included allocated overhead expenses of $1.8 million and $4.8 million, compared to the three and nine months ended  September 30, 2023, of $1.5 million and $4.7 million, respectively.

NOTE 15 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  September 30, 2024, and December 31, 2023, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in the Branch Purchase on February 24, 2023, and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2023, and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of September 30, 2024, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended  December 31, 2023, and the nine months ended September 30, 2024.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2022	$7,490	$(4,121)	$3,369
Additions as a result of the Branch Purchase	17,438	—	17,438
Amortization	—	(3,464)	(3,464)
Balance, December 31, 2023	24,928	(7,585)	17,343
Amortization	—	(2,757)	(2,757)
Balance, September 30, 2024	$24,928	$(10,342)	$14,586

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on an accelerated basis over 10 years for the CDI related to the Branch Purchase, on a straight-line basis over 10 years for the CDI related to the Anchor Bank acquisition in  November 2018 (“Anchor Acquisition”) and on an accelerated basis over approximately nine years for the CDI related to the purchase of four retail bank branches from Bank of America on January 22, 2016. Total amortization expense was $897,000 and $2.8 million for the three and nine months ended September 30, 2024, and $1.0 million and $2.5 million for the same periods in 2023, respectively.

Amortization expense for CDI is expected to be as follows at September 30, 2024:

Remainder of 2024	$876
2025	3,191
2026	2,846
2027	2,500
2028	2,110
Thereafter	3,063
Total	$14,586

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
●

changes in the interest rate environment, including the increases and decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration of such interest rate levels, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;

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

Overview

1st Security Bank has been serving the Puget Sound area since 1907, which includes when the predecessor to Anchor Bank, one of its banking acquisitions, was formed. On July 9, 2012, the Bank converted from mutual to stock ownership and became the wholly owned subsidiary of FS Bancorp.

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

At September 30, 2024, the Company's loan portfolio included real estate loans, consumer loans, and commercial business loans representing 62.1%, 25.4%, and 12.5% of the portfolio, respectively.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large segment of the consumer loan portfolio. These fixture-secured consumer loans are dependent on the Company’s contractor/dealer network of 75 currently active fixture dealerships located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire. Five of these contractor/dealers were responsible for 68.5% of the dollar volume of funded loans for the three months ended September 30, 2024.  The Company funded $27.2 million, consisting of 1,230 loans in the fixture-secured consumer loan category during the quarter ended September 30, 2024.

The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Nine Months Ended		For the Year Ended
	September 30, 2024		December 31, 2023
State	Amount	Percent	Amount	Percent
Washington	$36,286	38.2%	$72,166	35.1%
Oregon	19,615	20.7	48,831	23.8
California	9,952	10.5	34,219	16.7
Idaho	5,735	6.0	13,787	6.7
Colorado	6,046	6.4	7,442	3.6
Arizona	3,250	3.4	5,846	2.8
Nevada	2,640	2.8	4,697	2.3
Minnesota	1,965	2.1	8,312	4.0
Texas	1,480	1.6	1,685	0.8
Utah	3,663	3.9	5,062	2.5
Massachusetts	1,796	1.9	778	0.4
Montana	1,575	1.7	2,200	1.1
New Hampshire	816	0.8	322	0.2
Total fixture secured loans	$94,819	100.0%	$205,347	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $196.2 million of one-to-four-family loans (which included loans held for sale, loans held for investment and fixed seconds) in addition to $6.7 million of loans brokered to other institutions through the home lending segment during the three months ended September 30, 2024, of which $167.6 million were sold to investors. Of the loans sold to investors, $61.7 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At September 30, 2024, one-to-four-family residential mortgage loans held for investment totaled $591.7 million, or 23.7%, of the total gross loan portfolio, while loans held for sale totaled $49.4 million and residential home equity loans totaled $75.1 million at that date.

For the three months ended September 30, 2024, one-to-four-family loan originations and refinancing activity increased compared to the prior quarter as a result of slightly decreased market interest rates and seasonal activity. Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, continues to be an important element in our total loan portfolio, and we continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically have a maturity period of six to 18 months, with disbursements not fully realized at origination, leading to a short-term reduction in net loans receivable.

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

ACL on Available-for-Sale Securities. For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell or is more likely than not to be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded, limited by the amount that the fair value is less than the amortized cost basis.

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Assets. Total assets were relatively unchanged at $2.97 billion at September 30, 2024, and December 31, 2023. There were, however, shifts in a number of categories including decreases of $64.7 million in securities available-for-sale, $25.4 million in total cash and cash equivalents, and $12.2 million in certificates of deposit at other financial institutions, partially offset by increases of $62.2 million in loans receivable, net, $23.7 million in loans held for sale, and $21.2 million in other assets consisting primarily of a federal income tax receivable of $25.7 million.

Loans receivable, net increased $62.2 million to $2.46 billion at September 30, 2024, from $2.40 billion at December 31, 2023.  Total real estate loans increased $20.1 million to $1.55 billion at September 30, 2024, compared to December 31, 2023, reflecting increases in one-to-four-family loans (excluding loans held for sale) of $23.9 million, multi-family loans of $14.7 million, and home equity loans of $5.6 million, partially offset by decreases in CRE loans of $13.4 million and construction and development loans of $10.7 million. Undisbursed construction and development loan commitments increased $19.3 million to $174.0 million at September 30, 2024, as compared to $154.6 million at December 31, 2023.  Commercial business loans increased $56.1 million to $312.0 million at September 30, 2024, compared to December 31, 2023, as a result of increases in C&I loans of $58.5 million, slightly offset by a decrease in warehouse lending of $2.3 million. Consumer loans decreased $14.3 million to $632.4 million at September 30, 2024, compared to December 31, 2023, primarily due to a decrease of $17.7 million in indirect home improvement loans, partially offset by an increase of $3.5 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased by $23.7 million to $49.4 million at September 30, 2024, from $25.7 million at December 31, 2023. The Company continues to invest in its home lending operations and strategically manage production capacity in the markets we serve.

One-to-four-family loan originations for the nine months ended September 30, 2024, included $426.7 million of loans originated for sale, $120.2 million of portfolio loans including first and second liens, and $13.4 million of loans brokered to other institutions.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$497,705	88.8%	$387,211	91.8%	$110,494	28.5%
Refinance	62,546	11.2	34,635	8.2	27,911	80.6%
Total	$560,251	100.0%	$421,846	100.0%	$138,405	32.8%

During the nine months ended September 30, 2024, the Company sold $426.0 million of one-to-four-family loans compared to $320.9 million for the same period one year ago. Gross margin on home loan sales decreased to 3.06% for the nine months ended September 30, 2024, compared to 3.07% for the nine months ended September 30, 2023. Gross margin is defined as the margin on loans sold (cash sales) without the impact of deferred costs.

The ACL on loans totaled $31.2 million or 1.25% of gross loans receivable (excluding loans held for sale) at September 30, 2024, compared to $31.5 million or 1.30% of gross loans receivable (excluding loans held for sale) at December 31, 2023. The ACL on unfunded loan commitments was $1.5 million at both  September 30, 2024 and  December 31, 2023.

Classified loans totaled $23.2 million at  September 30, 2024, all of which were classified as substandard, compared to $24.9 million at  December 31, 2023, of which $24.5 million were classified as substandard and $399,000 were classified as doubtful. Nonperforming loans, consisting solely of nonaccrual loans, decreased $180,000 to $10.8 million at  September 30, 2024, from $11.0 million at  December 31, 2023, primarily due to decreases in marine loans of $109,000, commercial business loans of $108,000, and indirect home improvement loans of $93,000, partially offset by increases in one-to-four-family loans of $70,000, CRE of $42,000, and construction and development loans of $38,000.  The ratio of nonperforming loans to total gross loans was 0.43% at September 30, 2024, compared to 0.45% at  December 31, 2023. There were no OREO properties at both  September 30, 2024 and  December 31, 2023.

Liabilities. Total liabilities decreased $26.9 million to $2.68 billion at September 30, 2024, from $2.71 billion at December 31, 2023, primarily due to a decrease of $95.0 million in deposits, offset by an increase of $70.1 million in borrowings.

Total deposits decreased $95.0 million to $2.43 billion at September 30, 2024, from $2.52 billion at December 31, 2023, reflecting decreases in all deposit categories except CDs. Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) decreased $91.2 million to $823.7 million at September 30, 2024, from $914.9 million at December 31, 2023, due to decreases of $78.1 million in interest-bearing checking and $12.8 million in noninterest-bearing checking and decrease of $300,000 in escrow accounts related to mortgages serviced. Money market and savings accounts decreased $19.3 million to $491.4 million at September 30, 2024, from $510.7 million at December 31, 2023.

CDs, which include both retail and non-retail CDs, increased $15.5 million to $1.11 billion at September 30, 2024, from December 31, 2023, as customers shifted funds from lower-yielding transaction and savings accounts to higher-yielding CDs.  Retail CDs increased $127.0 million to $849.3 million at September 30, 2024, from $722.3 million at December 31, 2023, while non-retail CDs, which include brokered CDs, online CDs and public funds CDs decreased $111.6 million to $262.9 million, compared to $374.5 million at December 31, 2023. The decrease in non-retail CDs was primarily due to a decrease of $111.0 million in brokered CDs, as management shifted its funding source to FHLB borrowings for more favorable rates. Non-retail CDs represented 23.6% and 34.2% of total CDs at September 30, 2024 and December 31, 2023, respectively.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	September 30,	December 31,
	2024	2023
Noninterest-bearing checking	$641,270	$654,048
Interest-bearing checking (1)	165,944	244,028
Savings	151,364	151,630
Money market (2)	340,049	359,063
CDs less than $100,000 (3)	533,441	587,858
CDs of $100,000 through $250,000	452,705	429,373
CDs greater than $250,000 (4)	126,075	79,540
Escrow accounts related to mortgages serviced (5)	16,483	16,783
Total	$2,427,331	$2,522,323

(1)	Includes $0.0 and $70.2 million of brokered deposits at September 30, 2024 and December 31, 2023, respectively.
(2)	Includes $1.0 million and $1,000 of brokered deposits at September 30, 2024 and December 31, 2023, respectively.
(3)	Includes $250.2 million and $361.3 million of brokered CDs at September 30, 2024 and December 31, 2023, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $644.9 million or 26.6% of total deposits, at September 30, 2024, compared to approximately $606.5 million or 24.0% of total deposits at December 31, 2023. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Borrowings increased $70.1 million to $163.8 million at September 30, 2024, from $93.7 million at December 31, 2023.  The increased borrowings were primarily attributable to a decline in total brokered deposits. At September 30, 2024, borrowings were comprised of FHLB term borrowings of $153.8 million and overnight borrowings of $10.0 million.

Stockholders’ Equity. Total stockholders’ equity increased $24.4 million to $288.9 million at September 30, 2024, from $264.5 million at December 31, 2023.  The increase in stockholders' equity reflects net income of $27.6 million, partially offset by cash dividends totaling $6.2 million and stock repurchases totaling $4.2 million, which included $1.7 million of shares repurchased in connection with withholding taxes paid on the vesting of restricted stock awards, and the net exercise of stock options during the nine months ended September 30, 2024.  Stockholders' equity was also impacted by decreases in unrealized net losses in securities available-for-sale of $9.2 million, net of tax, and by increases in unrealized net losses on fair value and cash flow hedges of $4.2 million, net of tax, reflecting sales of investment securities in unrealized loss positions and changes in market interest rates benefiting hedges during the nine months ended  September 30, 2024 , resulting in a $5.0 million net decline in accumulated other comprehensive loss, net of tax.

Book value per common share was $37.45 at September 30, 2024, compared to $34.36 at December 31, 2023.  The calculation of book value per share at September 30, 2024, was based on 7,713,359 common shares, after deducting the 103,813 unvested restricted stock shares from the 7,817,172 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2023, was calculated based on 7,698,401 common shares, after deducting the 102,144 unvested restricted stock shares from the 7,800,545 reported common shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

General. Net income was $10.3 million for the three months ended September 30, 2024, compared to $9.0 million for the three months ended September 30, 2023. The increase in net income was primarily due to a $2.9 million, or 116.6%, decrease in provision for income tax expense due to energy tax credits purchased during the current quarter and a $985,000, or 19.8%, increase in total noninterest income, partially offset by a $2.2 million, or 9.5%, increase in noninterest expense.

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

(Dollars in thousands)	For the Three Months Ended			For the Three Months Ended
	September 30, 2024			September 30, 2023
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,536,106	$43,800	6.87%	$2,423,691	$39,874	6.53%
Taxable AFS mortgage-backed securities (3)	115,913	1,000	3.43%	99,575	738	2.94%
Taxable AFS investment securities (3)(4)	56,836	970	6.79%	66,237	1,111	6.65%
Tax-exempt AFS investment securities (3)	78,208	373	1.90%	128,336	621	1.92%
Taxable HTM investment securities	8,500	107	5.01%	8,500	107	4.99%
FHLB stock	10,739	246	9.11%	4,626	53	4.55%
Interest-bearing deposits at other financial institutions	48,546	547	4.48%	68,369	766	4.45%
Total interest-earning assets	2,854,848	47,043	6.56%	2,799,334	43,270	6.13%
Noninterest-earning assets	105,941			102,052
Total assets	$2,960,789			$2,901,386
LIABILITIES
Savings and money market	$498,396	1,981	1.58%	$570,786	1,529	1.06%
Interest-bearing checking	168,637	580	1.37%	187,746	643	1.36%
Certificates of deposit	1,070,760	10,925	4.06%	982,725	8,290	3.35%
Borrowings	191,279	1,828	3.80%	138,013	1,689	4.86%
Subordinated notes	49,567	485	3.89%	49,500	485	3.89%
Total interest-bearing liabilities	1,978,639	15,799	3.18%	1,928,770	12,636	2.60%
Noninterest-bearing accounts	650,852			676,000
Other noninterest-bearing liabilities	40,606			39,365
Total liabilities	$2,670,097			$2,644,135
Net interest income		$31,244			$30,634
Net interest rate spread			3.38%			3.53%
Net earning assets	$876,209			$870,564
Net interest margin			4.35%			4.34%
Average interest-earning assets to average interest-bearing liabilities	144.28%			145.14%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.3 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $433,000 and $556,000 for the three months ended September 30, 2024 and 2023, respectively.

Net Interest Income. Net interest income increased $610,000 to $31.2 million for the three months ended September 30, 2024, from $30.6 million for the three months ended September 30, 2023, primarily due to an increase in interest income of $3.8 million, partially offset by an increase in interest expense of $3.2 million. The $3.8 million increase in interest income was primarily due to an increase of $3.9 million in interest income on loans receivable, including fees, driven primarily by a 34-basis point increase in the average yield earned on loans receivable as new loans were originated at higher rates and variable-rate loans repriced higher, and a higher average balance of loans outstanding. The $3.2 million increase in total interest expense was primarily the result of higher market interest rates, higher utilization of borrowings, and a shift in deposit mix from transactional accounts to higher cost CDs.

Net interest margin (“NIM”) increased one basis point to 4.35% for the three months ended September 30, 2024, from 4.34% for the same period the prior year. The change in NIM reflects the increase in yields earned on interest-earning assets, along with higher average capital relative to the prior period.

Interest Income. Interest income for the three months ended September 30, 2024, increased $3.8 million to $47.0 million, from $43.3 million for the three months ended September 30, 2023. The increase was attributable to a $55.5 million increase in the average balance of total interest-earning assets and a 43-basis point increase in the average yield on total interest-earning assets, particularly on loans receivable, net.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2024 and 2023:

(Dollars in thousands)	Three Months Ended September 30,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,536,106	6.87%	$2,423,691	6.53%	$3,926
Taxable AFS mortgage-backed securities (3)	115,913	3.43	99,575	2.94	157
Taxable AFS investment securities (3)(4)	56,836	6.79	66,237	6.65	(36)
Tax-exempt AFS investment securities (3)	78,208	1.90	128,336	1.92	(248)
Taxable HTM investment securities	8,500	5.01	8,500	4.99	—
FHLB stock	10,739	9.11	4,626	4.55	193
Interest-bearing deposits at other financial institutions	48,546	4.48	68,369	4.45	(219)
Total interest-earning assets	$2,854,848	6.56%	$2,799,334	6.13%	$3,773

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.3 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $433,000 and $556,000 for the three months ended September 30, 2024 and 2023, respectively.

Interest Expense. Interest expense increased $3.2 million to $15.8 million for the three months ended September 30, 2024, from $12.6 million for the comparable quarter in 2023, due to an increase of interest expense on deposits of $3.0 million and on borrowings of $139,000. The average cost of total interest-bearing liabilities increased 58 basis points to 3.18% for the three months ended September 30, 2024, from 2.60% for the three months ended September 30, 2023. The increase was predominantly due to higher deposit costs and an increase in the average balances of higher-cost CDs. The average cost of total interest-bearing deposits increased 71 basis points to 3.09%, for the three months ended September 30, 2024, compared to 2.38%, for the three months ended September 30, 2023. While the average balance of total interest-bearing deposits was virtually unchanged at $1.74 billion for the three months ended September 30, 2024 and 2023, there was a shift within the deposit mix: the average balance of higher-cost CDs increased $88.0 million, whereas the average balance of lower-cost transaction and savings accounts decreased $91.5 million. The average cost of funds, including noninterest-bearing checking, increased 47 basis points to 2.39% for the three months ended September 30, 2024, from 1.92% for the three months ended September 30, 2023.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the three months ended September 30, 2024 and 2023:

(Dollars in thousands)	Three Months Ended September 30,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$498,396	1.58%	$570,786	1.06%	$453
Interest-bearing checking	168,637	1.37	187,746	1.36	(63)
Certificates of deposit	1,070,760	4.06	982,725	3.35	2,634
Borrowings	191,279	3.80	138,013	4.86	139
Subordinated note	49,567	3.89	49,500	3.89	—
Total interest-bearing liabilities	$1,978,639	3.18%	$1,928,770	2.60%	$3,163

Provision for Credit Losses. For the three months ended September 30, 2024, the provision for credit losses was $1.5 million, consisting of a $1.6 million provision for credit losses on loans, partially offset by a $79,000 reversal of the ACL on unfunded loan commitments, compared to $548,000 provision for credit losses for the three months ended September 30, 2023, consisting of a $684,000 provision for credit losses on loans and a $14,000 provision for credit losses on securities held-to-maturity, partially offset by a $149,000 reversal of the ACL on unfunded loan commitments. The provision for credit losses on loans reflects the increase in charge-off activity and increases in the loan portfolio.

During the three months ended September 30, 2024, net loan charge-offs totaled $1.6 million, compared to $533,000 during the three months ended September 30, 2023.  This increase was the result of increased net charge-offs of $996,000 in indirect home improvement loans and $82,000 in marine loans, partially offset by a net recovery of $8,000 in other consumer loans. A decline in national and local economic conditions, as a result the effects of inflation, a recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income increased $985,000 to $6.0 million for the three months ended September 30, 2024, from $5.0 million for the three months ended September 30, 2023. The increase reflects a $648,000 increase in gain on sale of loans primarily as a result of the increased volume of loans sold, and an increase of $566,000 in other noninterest income, primarily due to fair value changes on loans.  Noninterest income during the three months ended September 30, 2024, also reflects a $141,000 gain on the sale of MSRs, with no similar transaction occurring in the comparable quarter last year.  These increases were partially offset by a $400,000 decrease in service charges and fee income, primarily due to the sale of MSRs in the first quarter of 2024. Gross margin on home loan sales decreased to 2.96% for the three months ended September 30, 2024, from 3.08% for the three months ended September 30, 2023.

Noninterest Expense. Noninterest expense increased $2.2 million to $25.8 million for the three months ended September 30, 2024, from $23.6 million for the three months ended September 30, 2023. The increase was primarily due to increases of $506,000 in impairment of MSRs due to changes in mortgage interest rates and higher estimated prepayment rates, $482,000 in salaries and benefits due to competitive wage adjustments, additional staffing to support growth, and higher overall benefit costs, $557,000 in professional and board fees, which included $571,000 in nonrecurring consulting charges and legal fees related to application/system upgrades and tax credit work, $418,000 in operations, and $315,000 in data processing.  These increases were slightly offset by a decrease of $105,000 in amortization of CDI.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, weakened to 69.42% for the three months ended September 30, 2024, compared to 66.22% for the three months ended September 30, 2023, due to an increase in noninterest expense that outpaced total revenue growth.

Provision for Income Taxes. For the three months ended September 30, 2024, the Company recorded a benefit for income taxes of $420,000, as compared to a provision for income taxes of $2.5 million for the three months ended September 30, 2023. The tax benefit was due to the purchase during the quarter ended September 30, 2024, of alternative energy tax credits available under the Inflation Reduction act of 2022, resulting in a gain of $2.3 million, which was partially offset by the $1.8 million provision for income taxes recorded on the net income for the three months ended September 30, 2024.  The Inflation Reduction Act of 2022 introduced several energy tax credits designed to promote clean energy investments, reduce carbon emissions, and accelerate the transition to renewable energy.  The effective corporate income tax rates for the three months ended September 30, 2024 and 2023 were (4.3)%, which was reduced by 2,300 basis points due to the energy tax credits discussed above, and 22.0%, respectively. The decrease in the effective corporate income tax rate, excluding the effects of the energy tax credits, was attributable to tax benefits derived from the exercises of employee stock options during the current quarter.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

General. Net income increased $1.4 million to $27.6 million for the nine months ended September 30, 2024, compared to $26.3 million for the nine months ended September 30, 2023. The increase in net income was primarily due to a $2.8 million decrease in the provision for income taxes and a $1.5 million, or 1.6%, increase in noninterest income, partially offset by a $1.9 million increase in noninterest expense and a $617,000 increase in provision for credit losses.

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

(Dollars in thousands)	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2024			September 30, 2023
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,504,129	$127,203	6.79%	$2,362,885	$114,082	6.46%
Taxable AFS mortgage-backed securities (3)	118,454	3,123	3.52%	87,357	1,542	2.36%
Taxable AFS investment securities (3)(4)	76,844	3,726	6.48%	60,283	2,581	5.72%
Tax-exempt AFS investment securities (3)	93,162	1,356	1.94%	129,195	1,885	1.95%
Taxable HTM investment securities	8,500	322	5.06%	8,500	322	5.06%
FHLB stock	6,666	432	8.66%	5,190	210	5.41%
Interest-bearing deposits at other financial institutions	49,887	1,701	4.55%	67,163	2,127	4.23%
Total interest-earning assets	2,857,642	137,863	6.44%	2,720,573	122,749	6.03%
Noninterest-earning assets	98,099			88,936
Total assets	$2,955,741			$2,809,509
LIABILITIES
Savings and money market	$504,453	5,593	1.48%	$640,461	4,071	0.85%
Interest-bearing checking	175,993	1,919	1.46%	171,192	1,111	0.87%
Certificates of deposit	1,107,878	32,108	3.87%	892,035	19,514	2.92%
Borrowings	144,635	4,796	4.43%	107,254	3,749	4.67%
Subordinated notes	49,550	1,456	3.93%	49,484	1,456	3.93%
Total interest-bearing liabilities	1,982,509	45,872	3.09%	1,860,426	29,901	2.15%
Noninterest-bearing accounts	648,345			664,319
Other noninterest-bearing liabilities	41,965			36,095
Total liabilities	$2,672,819			$2,560,840
Net interest income		$91,991			$92,848
Net interest rate spread			3.35%			3.88%
Net earning assets	$875,133			$860,147
Net interest margin			4.30%			4.56%
Average interest-earning assets to average interest-bearing liabilities	144.14%			146.23%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $3.6 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $1.3 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Net Interest Income. Net interest income decreased $857,000 to $92.0 million for the nine months ended September 30, 2024, from $92.8 million for the nine months ended September 30, 2023, due to an increase in interest expense on deposits and, to a lesser extent, borrowings, partially offset by an increase in interest and dividend income. Total interest expense increased $16.0 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily as a result of higher market interest rates, higher utilization of borrowings and a shift in deposit mix from lower-cost transactional accounts to higher-cost CDs. Total interest income increased $15.1 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase of $13.1 million in interest income on loans receivable, including fees, impacted primarily as a result of a 33 basis point increase in the average yield earned on loans receivable, as new loans were originated at higher rates and variable-rate loans repriced higher, and a higher average balance of loans outstanding.  In addition, interest income on investment securities, excluding FHLB stock, increased $2.2 million, partially offset by a decrease in interest-bearing deposits at other financial institutions of $426,000, during the nine months ended September 30, 2024, compared to the same period in 2023.  The increase in interest income on investment securities, excluding FHLB stock, was primarily due to higher market interest rates generally, while the decrease in interest income on interest-bearing deposits at other financial institutions was due to a decrease in the average balance outstanding of such deposits.

Net interest margin (“NIM”) decreased 26 basis points to 4.30% for the nine months ended September 30, 2024, from 4.56% for the same period in the prior year. The change in NIM reflects the increased costs of deposits and borrowings which outpaced the increased yields earned on interest-earning assets, as well as an increase in the average balance of interest-earning assets.

Interest Income. Interest income for the nine months ended September 30, 2024, increased $15.1 million to $137.9 million, from $122.7 million for the nine months ended September 30, 2023. The increase was primarily attributable to a $137.1 million increase in the average balance of total interest-earning assets and a 41 basis points increase in the average yield on total interest-earning assets.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended September 30, 2024 and 2023:

(Dollars in thousands)	Nine Months Ended September 30,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,504,129	6.79%	$2,362,885	6.46%	$13,121
Taxable AFS mortgage-backed securities (3)	118,454	3.52	87,357	2.36	432
Taxable AFS investment securities (3)(4)	76,844	6.48	60,283	5.72	2,294
Tax-exempt AFS investment securities (3)	93,162	1.94	129,195	1.95	(529)
Taxable HTM investment securities	8,500	5.06	8,500	5.06	—
FHLB stock	6,666	8.66	5,190	5.41	222
Interest-bearing deposits at other financial institutions	49,887	4.55	67,163	4.23	(426)
Total interest-earning assets	$2,857,642	6.44%	$2,720,573	6.03%	$15,114

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $3.6 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $1.3 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Interest Expense. Interest expense increased $16.0 million to $45.9 million for the nine months ended September 30, 2024, from $29.9 million for the comparable period in 2023, primarily due to an increase of interest expense on deposits of $14.9 million and on borrowings of $1.0 million. The average cost of total interest-bearing liabilities increased 94 basis points to 3.09% for the nine months ended September 30, 2024, from 2.15% for the nine months ended September 30, 2023. The increase was due to both an increase in cost for deposits and borrowings, and an increase in the average balances of CDs and borrowings. The average cost of total interest-bearing deposits increased 102 basis points to 2.96%, for the nine months ended September 30, 2024, compared to 1.94%, for the nine months ended September 30, 2023. The average balance of total interest-bearing deposits increased $84.6 million to $1.79 billion for the nine months ended September 30, 2024, compared to $1.70 billion for the nine months ended September 30, 2023, as a result of a $215.8 million increase in the average balance of higher-cost CDs and a $131.2 million decrease in the average balance of lower-cost transaction and savings accounts. The average cost of funds, including noninterest-bearing checking, increased 75 basis points to 2.33% for the nine months ended September 30, 2024, from 1.58% for the nine months ended September 30, 2023.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the nine months ended September 30, 2024 and 2023:

(Dollars in thousands)	Nine Months Ended September 30,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$504,453	1.48%	$640,461	0.85%	$1,522
Interest-bearing checking	175,993	1.46	171,192	0.87	808
Certificates of deposit	1,107,878	3.87	892,035	2.92	12,594
Borrowings	144,635	4.43	107,254	4.67	1,047
Subordinated note	49,550	3.93	49,484	3.93	—
Total interest-bearing liabilities	$1,982,509	3.09%	$1,860,426	2.15%	$15,971

Provision for Credit Losses. For the nine months ended September 30, 2024, the provision for credit losses was $4.0 million, consisting of a $4.0 million provision for credit losses on loans, compared to $3.4 million provision for credit losses for the nine months ended September 30, 2023, consisting of a $4.1 million provision for credit losses on loans, partially offset by a $745,000 reversal of the ACL on unfunded loan commitments. The provision for credit losses on loans reflects the increase in charge-off activity and increases in the loan portfolio.

During the nine months ended September 30, 2024, net loan charge-offs increased $2.7 million to $4.3 million, compared to $1.6 million during the nine months ended September 30, 2023. This increase included $1.5 million in indirect home improvement loan charge-offs, along with net charge-off increases of $1.0 million in C&I loans, $146,000 in marine loans, and $117,000 in other consumer loans. Management attributes the increase in net charge-offs over the year primarily to volatile economic conditions.  A decline in national and local economic conditions, as a result the effects of inflation, a recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income increased $1.9 million to $16.9 million for the nine months ended September 30, 2024, from $15.0 million for the nine months ended September 30, 2023. This increase was primarily the result of an $8.4 million increase in gain on sale of MSRs recorded during the first nine months of 2024 with no similar transaction occurring in the comparable nine month period in 2023,and a $1.5 million increase in gain on sale of loans, partially offset by a $7.8 million loss on sale of investment securities resulting from management's strategic decision to increase the yields earned on and reduce the duration of the securities portfolio by selling lower-yielding securities, and an $839,000 decrease in service charges and fee income due to a reduction of loan servicing fees due to the sale of MSRs in the first quarter of 2024. Gross margin on home loan sales decreased to 3.06% for the nine months ended September 30, 2024, from 3.07% for the nine months ended September 30, 2023.

Noninterest Expense. Noninterest expense increased $1.9 million to $73.2 million for the nine months ended September 30, 2024, from $71.3 million for the nine months ended September 30, 2023. This increase was primarily due to increases of $1.1 million in data processing, $1.0 million in professional and board fees which included $824,000 in nonrecurring consulting charges and legal fees for the reasons stated above, $610,000 operations expense, and $545,000 in impairment of MSRs due to increases in estimated prepayment rates, partially offset by a decrease of $1.6 million in acquisition costs as a result of no acquisition costs during the current period.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, weakened to 67.21% for the nine months ended September 30, 2024, compared to 66.10% for the nine months ended September 30, 2023.

Provision for Income Taxes. For the nine months ended September 30, 2024, the Company recorded a provision for income taxes of $4.1 million as compared to $6.9 million for the nine months ended September 30, 2023, primarily due to the purchase of alternative energy tax credits resulting in a gain of $2.3 million. Excluding the effects of tax credits, the effective corporate income tax rates for the nine months ended September 30, 2024 and 2023 were 20.0% and 22.0%, respectively. The decrease in the effective corporate income tax rate was attributable to tax benefits derived from the exercises of employee stock options.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit runoff that may occur in the normal course of business. The Company relies on several different sources to meet potential liquidity demands. The primary sources are increases in deposit accounts, FHLB borrowings, purchases of federal funds, sale of securities available-for-sale, cash flows from loan payments, sales of one-to-four-family loans held for sale, and maturing securities. While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2024, the Bank’s total borrowing capacity was $695.8 million with the FHLB of Des Moines, with unused borrowing capacity of $531.6 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB borrowings.  At September 30, 2024, the Bank held approximately $1.11 billion in loans that qualify as collateral for FHLB borrowings.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $275.4 million and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at September 30, 2024. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At September 30, 2024, the Bank held approximately $617.9 million in loans that qualify as collateral for the FRB line of credit. There were no outstanding borrowings with the FRB or correspondent banks as of September 30, 2024 and December 31, 2023.   Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $486.9 million at September 30, 2024. Total brokered deposits at September 30, 2024 were $251.3 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At September 30, 2024, outstanding loan commitments, including unused lines of credit totaled $563.7 million. The Company purchased $47.7 million in securities during the nine months ended September 30, 2024. The Company purchased $46.9 million in securities during the nine months ended September 30, 2023. Proceeds from securities repayments, maturities and sales were $115.3 million and $13.5 million during the nine months ended September 30, 2024 and 2023,  respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the nine months ended September 30, 2024 and 2023, the Bank sold $426.0 million and $320.9 million in loans, respectively.

Total deposits decreased $95.0 million during the nine months ended September 30, 2024, primarily driven by a net decrease in brokered deposits of $180.3 million. CDs scheduled to mature in three months or less at September 30, 2024, totaled $415.2 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.

For the remainder of 2024, we project that fixed commitments will include $479,000 of operating lease payments. For information regarding our operating leases, see “Note 6 – Leases” of the Notes to Consolidated Financial Statements included in this report. FHLB borrowings of $105.0 million are scheduled to mature within the next twelve months.

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

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. The unrestricted cash of FS Bancorp held at the Bank on an unconsolidated basis totaled $7.2 million at September 30, 2024. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.27 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2024 at this rate of $0.27 per share, our total dividends paid each quarter would be approximately $2.1 million based on the number of the current outstanding shares as of September 30, 2024.

Under FS Bancorp’s existing stock repurchase program, approximately $1.4 million remained available for future repurchases as of September 30, 2024.  On July 11, 2024, the Company publicly announced that its Board of Directors approved an additional stock repurchase program, authorizing the repurchase up to $5.0 million shares of Company common stock.  The repurchases may be executed, from time to time, in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards over a 12-month period until July 31, 2025.  See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2024, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well-capitalized status under the capital categories of the FDIC. Based on capital levels at September 30, 2024, the Bank was considered to be well capitalized. At September 30, 2024, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.2%, 12.9%, 14.2%, and 12.9%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. If FS Bancorp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2024, FS Bancorp would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for FS Bancorp at September 30, 2024 were 9.7% for Tier 1 leverage-based capital, 11.2% for Tier 1 risk-based capital, 14.4% for total risk-based capital, and 11.2% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 13 – Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s 2023 Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Exchange Act was carried out as of September 30, 2024, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the foregoing evaluation, the Company’s CEO and CFO concluded that as of September 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s 2023 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2024:

Maximum
			Total Number	Dollar Value of
			of Shares	Shares that
		Average	Repurchased as	May Yet Be
	Total Number	Price	Part of Publicly	Repurchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan or Program	Plan or Program
July 1, 2024 - July 31, 2024 (1)	18,415	$41.52	18,415	$4,865,592
August 1 - August 31, 2024 (2)	78,709	44.06	78,709	1,397,829
September 1, 2024 - September 30, 2024	—	—	—	—
Total for the quarter	97,124	$43.58	97,124	$1,397,829

____________________________

(1)	Includes 14,078 shares internally repurchased by the Company acting as the cash counterparty for participants exercising options.
(2)	Includes 69,516 shares internally repurchased by the Company acting as the cash counterparty for participants exercising options. In addition, 9,193 shares that were surrendered by participants in the 2018 Equity Incentive Plan in satisfaction of payment for withholding taxes upon the vesting of restricted stock shares and repurchased by the Company.

On August 15, 2023, the Company publicly announced that its Board of Directors approved a stock repurchase program, authorizing the repurchase up to $5.0 million of Company common stock, representing approximately 2.5% of its outstanding shares as of that date.  On July 11, 2024, following completion of the August 2023 repurchase program, the Company publicly announced that its Board of Directors approved a new stock repurchase program, authorizing the repurchase of up the $5.0 million of Company common stock.  The repurchases may be executed, from time to time, in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards over a 12-month period until July 31, 2025.

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

(c)

Trading Plans. During the three months ended  September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: November 8, 2024	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/Matthew D. Mullet
Matthew D. Mullet
President, Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)