Form 10-K
period 2024-12-31
FS Bancorp, Inc.
filed 2025-03-17
CIK 1530249

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 OR

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $255,164,361 based on the closing sales price of $36.45 per share of the registrant’s common stock as quoted on the NASDAQ Stock Market LLC on June 30, 2024. For purposes of this calculation, common stock held by executive officers and directors of the registrant is considered to be held by affiliates.  As of March 13, 2025, there were 7,762,827 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

●	effects of employment levels; labor shortages, inflation, a recession or slowed economic growth;
●

changes in the interest rate environment, including the increases and decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration of such interest rate levels, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;

●	the impact of inflation and the Federal Reserve monetary policies;
●	the effects of any government shutdown;
●	credit risks of lending activities, including loan delinquencies, write offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in loan demand, unsold homes, and land and property values;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	use of estimates in determining fair value of assets, which may prove incorrect;
●	increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan, and deposit products;
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

●	our ability to control operating costs and expenses;
●	expectations regarding key growth initiatives and strategic priorities;
●	retention of key members of our senior management team;

●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	legislative or regulatory changes including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	our ability to pay dividends on our common stock;
●	quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board, or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	disruptions or security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors;
●	inability of key third-party vendors to perform their obligations to us;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events;
●	the potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
●	environmental, social and governance goals and targets;
●	other economic, competitive, governmental, bank regulatory, consumer and technical factors affecting our operations, pricing, products and services, and
●

other risks described elsewhere in this Annual Report on Form 10–K for the year ended December 31, 2024 (the “Form 10–K”), and our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

PART 1

Item 1. Business

General

FS Bancorp, a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2024, the Company had consolidated total assets of $3.03 billion, total loans receivable, net of $2.50 billion, total deposits of $2.34 billion, and total stockholders’ equity of $295.8 million. The Company has not engaged in significant activity other than holding the stock of and providing capital to the Bank through debt and equity markets. Accordingly, the information set forth in this Form 10–K, including the consolidated financial statements and related data, relates primarily to the Bank.

1st Security Bank is a relationship-focused community bank dedicated to serving local families, regional businesses, and industry niches primarily within distinct Puget Sound and Pacific Northwest communities. The Bank prioritizes long-term relationships, working closely with customers to meet their financial needs while actively participating in community activities and events to further strengthen these connections.

1st Security Bank has been serving the Puget Sound area since 1907, which includes when the predecessor to Anchor Bank, one of its banking acquisitions, was formed. Originally chartered as a credit union, under the name Washington’s Credit Union, the Bank primarily served select employment groups. On April 1, 2004, the Bank converted from a credit union to a Washington state-chartered mutual savings bank. Upon completion of the Conversion in July 2012, 1st Security Bank became a Washington state-chartered stock savings bank and a wholly-owned subsidiary of the Company.

At December 31, 2024, the Company maintained its headquarters, which produces loans and accepts deposits, in Mountlake Terrace, Washington, and an administrative office in Aberdeen, Washington.  The Bank also operates 27 full-service bank branches, of which 22 are located in Washington state and five in Oregon state, and 13 loan production offices in suburban communities in the greater Puget Sound and Pacific Northwest area. Among the 22 full-service branches in Washington, three are in Snohomish County, two in King County, two in Clallam County, two in Jefferson County, two in Pierce County, five in Grays Harbor County, two in Thurston County, two in Kitsap County, and two in Klickitat County.  Furthermore, five full-service branches are located in Oregon: two in Lincoln County, two in Tillamook County, and one in Malheur County.  Our 13 loan production offices include seven stand-alone offices: two in Pierce County, one in King County, one in Kitsap County, and one in Snohomish County in the Puget Sound region, as well as one in Benton County in Eastern Washington, and our newest office in Clark County, in Southwest Washington.

The Company is a diversified lender that specializes in originating various types of loans, including commercial real estate (“CRE”), multi-family, construction, one-to-four-family, and home equity loans, as well as consumer loans, such as indirect home improvement (“fixture secured loans”), and marine loans, along with commercial business loans. The Company’s lending strategies aim to capitalize on new lending opportunities, arising from recent market consolidation, and focus on relationship lending. Retail deposits will remain a crucial funding source for the Company. For more detailed information about 1st Security Bank's business and operations, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10–K.

The Company has strategically pursued acquisitions, including whole bank acquisitions and branch purchases, to expand its customer base and enhance its distribution network. On February 24, 2023, the Company completed its purchase of seven retail bank branches from Columbia State Bank (the “Branch Acquisition”), adding approximately $425.5 million in deposits and $66.1 million in loans.  The acquired branches are located in Goldendale and White Salmon, Washington, as well as Manzanita, Newport, Ontario, Tillamook, and Waldport, Oregon. The Branch Acquisition expanded our Puget Sound-focused retail footprint into southeastern Washington and Oregon, providing an opportunity to introduce its relationship-focused community banking model to these new markets.

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

Market Area

As of December 31, 2024, the Company conducted operations, including loan and/or deposit services from its headquarters, 13 loan production offices (seven of which stand-alone), 27 full-service bank branches in the Puget Sound region of Washington, and various locations in Oregon.

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

The Puget Sound region's economy is characterized by key sectors such as aerospace, military bases, clean energy technology, biotechnology, education, information technology, logistics, international trade, and tourism.  Major industry leaders like The Boeing Company, Microsoft, and Amazon.com contribute to the region's economic prominence.  The workforce is well-educated and strong in technology, and the region's location and deep-water port facilitate significant international trade.  Tourism is also a major industry due to the scenic beauty, temperate climate, and easy accessibility.

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

Kitsap County's economy is significantly influenced by the United States Navy, being the largest employer in the county with installations at Naval Base Kitsap comprised of Puget Sound Naval Shipyard, Naval Undersea Warfare Center Keyport, Naval Submarine Base Bangor, and Naval Station Bremerton. The largest private employers in the county are the St. Michael Medical Center/Franciscan Medical Group and Port Madison Enterprises.  Clallam County relies on agriculture, forestry, fishing, outdoor recreation and tourism, with Olympic Medical Center as the largest employer. Jefferson County's largest private employer is Port Townsend Paper Mill and Thurston County, home to Olympia (Washington State’s capital), is driven by state government related employment.

As of December 31, 2024, the unemployment rate in Washington was an estimated 4.3%, slightly exceeding the national average of 4.0%, according to data from the U.S. Bureau of Labor Statistics. Within specific counties, King County reported an estimated unemployment rate of 3.0%, marking a decrease from 3.5% in the preceding year. Snohomish County experienced a decrease in its unemployment rate to 3.2% at the close of 2024, down from 3.6% at the end of 2023.  Kitsap County noted a 4.4% unemployment rate at December 31, 2024, compared to 4.7% at December 31, 2023.  Pierce County recorded a 5.4% unemployment rate as of December 31, 2024, compared to 5.5% at December 31, 2023. Grays Harbor County and Thurston County reported estimated unemployment rates of 7.1% and 4.6% at the end of 2024, down from 7.4% and 4.7% at the close of 2023, respectively.

Beyond the Puget Sound area, the Tri-Cities market encompassing Benton and Franklin counties, exhibited a 5.2% unemployment rate in Benton County at year-end 2024, down from 5.4% at year-end 2023. Franklin County saw a decrease in its unemployment rate to 6.7% at December 31, 2024, from 7.1% at December 31, 2023. In Clallam and Jefferson counties, the estimated unemployment rates declined to 6.1% and 5.7% at the end of 2024, compared to 6.3% and 5.8% at the end of 2023, respectively.  Clark County experienced an increase in its unemployment rate to 5.0% at the end of 2024, up from 4.8% at the end of 2023.  Klickitat County reported a decrease in its unemployment rate to 5.1% at December 31, 2024, compared to 6.1% at the end of 2023.

For a discussion regarding the competition in the Company’s primary market area, see “Competition.”

Lending Activities

General. The Company is a diversified lender that specializes in originating various types of loans, including CRE, multi-family, construction, one-to-four-family, and home equity loans, as well as consumer loans such as fixture secured loans, and marine loans, along with commercial business loans.  The Company's lending strategies aim to capitalize on new lending opportunities, arising from recent market consolidations, and focus on relationship lending.

The following table sets forth the amount of total loans with fixed or adjustable interest rates maturing subsequent to December 31, 2025. Loan balances do not include undisbursed loan proceeds and the ACL on loans.

(Dollars in thousands)
Real estate loans:	Fixed	Adjustable	Total
Commercial	$188,621	$114,497	$303,118
Construction	18,995	39,195	58,190
Home equity	15,230	56,596	71,826
One-to-four-family	247,594	351,612	599,206
Multi-family	99,286	135,575	234,861
Consumer	617,097	756	617,853
Commercial Business	78,750	133,508	212,258
Total	$1,265,573	$831,739	$2,097,312

Loan Maturity. The following table sets forth certain information at December 31, 2024, regarding the dollar amount for the loans maturing in the portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds and the ACL on loans.

	Real Estate
(Dollars in thousands)	Commercial Real Estate	Construction and Development	Home Equity	One-to-Four-Family (2)	Multi-family	Consumer	Commercial Business	Total
Due in one year or less (1)	$42,199	$272,510	$3,321	$18,116	$10,361	$2,328	$87,674	$436,509
Due after one year through five years	187,527	50,884	1,771	43,326	73,487	26,830	131,926	515,751
Due after five years through 15 years	115,493	273	2,970	54,834	159,008	516,943	48,742	898,263
Due after 15 years	98	7,033	67,085	501,046	2,366	74,080	31,590	683,298
Total	$345,317	$330,700	$75,147	$617,322	$245,222	$620,181	$299,932	$2,533,821

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Excludes loans held for sale.

Lending Authority.  The Chief Credit Administration Officer and the Chief Credit Operations Officer have the authority to approve multiple loans to a single borrower up to an aggregate total of $20.0 million.  Loans exceeding $20.0 million but not exceeding $35.0 million require additional approval from the management senior loan committee. Any loan approved over $10.0 million is reported to the Asset Quality Committee (“AQC”) during each AQC meeting. Loans exceeding $35.0 million require direct AQC approval. The Chief Credit Administration Officer and the Chief Credit Operations Officer may delegate lending authority to designated individuals based on their responsibilities and approval limits.

The Board of Directors has established an internal lending limit of $35.0 million, with lending relationships exceeding this limit requiring Board approval. The Washington State legal lending limit is 20% of the Bank's total capital, or $73.8 million at December 31, 2024. The Company's largest lending relationship at December 31, 2024 totaled $42.6 million, consisting of a $20.1 million loan secured by multi-family real estate property, a $17.0 million loan to a related entity secured by a multi-family construction property, two residential construction loans totaling $3.0 million to another related entity, and a $2.5 million commercial construction warehouse line of credit with $800,000 outstanding. The second largest lending relationship at December 31, 2024, totaled $36.3 million, consisting of three multi-family real estate loans secured by the associated properties.  The third largest lending relationship consisted of 13 loans totaling $29.8 million, including five acquisition and construction real estate loans secured by residential properties with total commitments of $26.6 million, seven residential loans to two related entities totaling $2.8 million, and a $400,000 multi-family real estate loan to another related entity.  At December 31, 2024, all these borrowers were in compliance with the original repayment terms of their respective loans.

At December 31, 2024, the Company had $47.5 million in approved commercial construction warehouse lending lines to three companies, with $10.7 million outstanding (including the $800,000 discussed above).  Individual commitments ranged from $2.5 million to $25.0 million.  In addition, the Company had $19.5 million in approved mortgage warehouse lending lines to three companies, with $2.2 million outstanding. These commitments ranged from $3.0 million to $9.0 million. At December 31, 2024, these warehouse lines were in compliance with the original repayment terms.

CRE Lending. The Company offers a variety of CRE loans. Most of these loans are secured by income-producing properties. At December 31, 2024, CRE loans (including $245.2 million of multi-family residential loans) totaled $590.5 million, or 23.3%, of the gross loan portfolio.

A breakdown of CRE loans (excluding multi-family residential loans) at the dates indicated were as follows:

(Dollars in thousands)	December 31,
CRE by Type:	2024	2023
Agriculture	$3,834	$3,799
CRE Non-owner occupied:
Office	39,697	42,739
Retail	36,568	38,691
Hospitality/restaurant	27,562	28,007
Self storage	19,111	21,381
Mixed use	17,721	19,331
Industrial	15,125	16,978
Senior housing/assisted living	7,565	8,505
Other (1)	6,631	8,365
Land	2,421	3,936
Education/worship	2,520	2,620
Total CRE non-owner occupied	174,921	190,553
CRE owner occupied:
Industrial	67,064	66,048
Office	42,223	41,495
Retail	20,718	22,020
Hospitality/restaurant	10,396	11,065
Other (2)	8,612	8,522
Car wash	—	7,767
Automobile related	7,325	7,530
Education/worship	4,608	4,606
Mixed use	5,616	2,923
Total CRE owner occupied	166,562	171,976
Total	$345,317	$366,328

The Company’s loans secured by CRE are originated with a fixed or variable interest rate for up to a 15-year maturity and a 30-year amortization. The variable rate loans are indexed to the prime rate of interest or five, seven, or ten-year FHLB rate, with rates equal to the prevailing index rate up to 4% above the prevailing rate. Loan-to-value ratios on the Company’s CRE loans typically do not exceed 80% of the appraised value of the property securing the loan. In addition, personal guarantees are typically obtained from a principal of the borrower on substantially all credits.

Loans secured by CRE are generally underwritten based on the net operating income of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be sufficient to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers. The Company does not generally maintain insurance or tax escrows for loans secured by commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide financial information on a periodic basis.

Loans secured by CRE properties generally involve a greater degree of credit risk than one-to-four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four-family because the collateral securing these loans typically cannot be sold as easily as one-to-four-family. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial or multi-family real estate loan at December 31, 2024 was a performing $20.1 million loan secured by a 159-unit apartment building located in Tacoma, Washington.

The Company intends to continue to emphasize CRE lending and has hired experienced commercial loan officers to support the Company’s CRE lending objectives. As the CRE loan portfolio expands, the Company intends to bring in additional experienced personnel in the areas of loan analysis and commercial deposit relationship management.

Construction and Development Lending.  The Company's construction and development team is dedicated to residential construction lending, concentrating on vertical, in-city one-to-four-family development within our market area. This team has cumulative experience of over 80 years, demonstrating expertise in acquisition, development and construction (“ADC”) lending. Leveraging the strength of this team, the Company aims to capitalize on what is perceived as robust demand for construction and ADC loans among seasoned, successful and relationship-oriented builders in our market area.  This initiative was pursued after many other banks withdrew from this segment because of previous overexposure. The portfolio also includes custom construction loans that are originated through the Company's Home Lending segment to homeowners which are typically inhabited by the homeowner and converted to or refinanced into permanent loans at the completion of construction. At December 31, 2024, these custom construction loans totaled $42.0 million. At December 31, 2024, total outstanding construction and development loans totaled $330.7 million, or 13.1% of the gross loan portfolio, comprised of 321 loans, compared to $303.1 million and 291 loans at December 31, 2023.

A breakdown of construction and development loans at the dates indicated were as follows:

	December 31,
(Dollars in thousands)	2024		2023
Construction Types:	Amount	Percent	Amount	Percent
Commercial construction – retail	$8,079	2.4%	$—	—%
Commercial construction – office	4,979	1.5	4,699	1.5
Commercial construction – self storage	13,480	4.1	17,445	5.8
Commercial construction – car wash	—	—	7,742	2.5
Multi-family	30,945	9.4	56,065	18.5
Custom construction – single family residential and single family manufactured residential	42,040	12.7	47,230	15.7
Custom construction – land, lot and acquisition and development	7,862	2.4	6,377	2.1
Speculative residential construction – vertical	180,381	54.5	131,336	43.3
Speculative residential construction – land, lot and acquisition and development	42,934	13.0	32,160	10.6
Total	$330,700	100.0%	$303,054	100.0%

The Company’s residential speculative construction lending program includes loans for the purpose of constructing both speculative and pre-sold one-to-four-family residences, the acquisition of in-city lots with and without existing improvements for later development of one-to-four-family residences, the acquisition of land to be developed, and loans for the acquisition and development of land for future development of single-family residences. The Company generally limits these types of loans to known builders and developers in the market area. Construction loans generally provide for the payment of interest-only during the construction phase, which is typically 12 – 18 months. At the end of the construction phase, the construction loan is generally paid off through the sale of the newly constructed home and a permanent loan from another lender, although commitments to convert to a permanent loan may be made by us. Construction loans are generally made with a maximum loan amount of the lower of 95% of cost or 75% of appraised value at completion. During the term of construction, the accumulated interest on the loan is typically added to the principal balance of the loan through an interest reserve set at six to 10 months of interest based on a fully disbursed note at the starting interest rate for the loan.

The Company's residential custom construction lending program includes loans for the purposes of constructing conventional and manufactured single family residences. The loans generally provide for the payment of interest-only during the construction phase, which is typically 12 – 18 months. Construction loans are generally made with a maximum loan amount, with private mortgage insurance, of 95% of appraised value at completion for conforming loans and 90% for jumbo and portfolio loans. Loans are underwritten based on the homeowner's ability to repay. At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or a loan for retention in the Company's portfolio.

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

The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2024, included in the $330.7 million of construction and development loans, were five residential land acquisition and development loans for finished lots totaling $11.9 million, with total commitments of $14.4 million. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold.

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

Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, speculative construction loans to a builder are often associated with homes that are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences as there is the added risk associated with identifying an end-purchaser for the finished project. Loans on land under development or held for future construction pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.

The Company seeks to address the forgoing risks associated with construction development lending by developing and adhering to underwriting policies, disbursement procedures, and monitoring practices. Specifically, the Company (i) seeks to diversify the number of loans and projects in the market area, (ii) evaluate and document the creditworthiness of the borrower and the viability of the proposed project, (iii) limit loan-to-value ratios to specified levels, (iv) control disbursements on construction loans on the basis of on-site inspections by a licensed third-party,  (v) monitor economic conditions and the housing inventory in each market, and (vi) typically obtains personal guarantees from a principal of the borrower on substantially all credits. No assurances, however, can be given that these practices will be successful in mitigating the risks of construction development lending.

Home Equity Lending. The Company has been active in second lien mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of 10 years plus and a term to maturity of 20 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratio of up to 89.99%, including any underlying first mortgage. Fixed second lien mortgage home equity loans are typically amortizing loans with terms of up to 30 years. Total second lien mortgage/home equity loans totaled $75.1 million, or 3.0% of the gross loan portfolio, at December 31, 2024, $56.6 million of which were adjustable-rate home equity lines of credit. Unfunded commitments on home equity lines of credit at December 31, 2024, was $95.4 million.

Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in the market area we serve. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also important referral sources of the Company’s loan originations. The Company originated $715.7 million of one-to-four-family mortgages (including $20.5 million of loans brokered to other institutions and $3.2 million of second lien mortgages) and sold $564.8 million to investors in 2024. Of the loans sold to investors, $233.9 million were sold to the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), the FHLB, and the Federal Home Loan Mortgage Corporation (“FHLMC”) with servicing rights retained to further build the relationship with the customer. At December 31, 2024, one-to-four-family residential mortgage loans totaled $617.3 million, or 24.4%, of the gross loan portfolio, excluding loans held for sale of $27.8 million. In addition, the Company originates residential loans through its commercial lending channel, secured by single family rental homes in Washington, with an outstanding balance of $110.8 million at December 31, 2024.

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

Consumer Lending. Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. At December 31, 2024, consumer loans totaled $620.2 million, or 24.5% of the gross loan portfolio.

The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s consumer lending strategy. These loans totaled $541.9 million, or 21.4% of gross loans, and 87.4% of total consumer loans, at December 31, 2024. Indirect home improvement loans are originated through a network of 46 active home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire. Five dealers responsible for 74.1% of the loan originations for the year ended December 31, 2024. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, spas, and other home fixture installations, including solar related home improvement projects.

In connection with fixture secured loans, the Company receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. These loans are processed through the loan origination software, with approximately 45.0% of the loan applications receiving an automated decision based on the information provided. All loan applications are evaluated by the Company’s credit analysts who use the automated data to expedite the loan approval process. The Company follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using a Fair Isaac Corporation (“FICO”) credit score to approve loans. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting in addition to the borrower’s debt to income.

The Company’s fixture secured loans generally range in amounts from $2,500 to $100,000 and generally carry terms of 7 to 20 years with fixed rates of amortizing payments and interest. In some instances, the participating dealer may pay a fee to buy down the borrower’s interest rate to a rate below the Company’s published rate. Fixture secured loans are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a financing statement under the Uniform Commercial Code (“UCC”) filed in the county of the borrower’s residence. The Company generally files a UCC financing statement to perfect the security interest in the personal property in situations where the borrower’s credit score is below 720 or the home improvement loan is for an amount in excess of $5,000. Perfection gives the Company a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest. The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.

The Company also offers consumer marine loans secured by boats. At December 31, 2024, the marine loan portfolio totaled $74.9 million, or 3.0% of total loans. Marine loans are originated with borrowers on both a direct and indirect basis and generally carry terms of up to 20 years with fixed rates of interest. The Company generally requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.

The Company originates other consumer loans which totaled $3.3 million at December 31, 2024.  These loans primarily include personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans.

In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party. A higher FICO score typically indicates a greater degree of creditworthiness. Over the last several years the Company has emphasized originations of loans to consumers with higher credit scores. For the year ended December 31, 2024, 78.6% of the consumer loan portfolio was originated with borrowers having a FICO score over 720 at the time of origination, and 19.8% was originated with borrowers having a FICO score of and between 660 and 720 at the time of origination.  Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. A consumer credit score at the time of loan origination of less than 660 is associated as “subprime” by federal banking regulators and these loans comprised just 1.5% of our originations in the consumer loan portfolio for the year ended December 31, 2024. Consideration for loans with FICO scores below 660 require additional management oversight and approval.

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

Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses in market areas that are secured by accounts receivable, inventory, or personal/business property, plant and equipment. Commercial business loans may be fixed-rate but are usually adjustable-rate loans indexed to the prime rate of interest, plus a margin. Some of these commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest-only payments required during the term, while other loans may reprice on an annual basis and amortize over a two-to-five-year period. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also encourages the borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2024, the commercial business loan portfolio totaled $299.9 million, or 11.7%, of the gross loan portfolio including warehouse lending loans.

The Company also has commercial construction warehouse lending lines secured by notes on construction loans and typically guaranteed by principals with experience in construction lending. Our mortgage warehouse lending program includes construction re-lending warehouse lines. These lines are secured by notes provided to construction lenders and are typically guaranteed by a principal of the borrower with experience in construction lending.  Terms for the underlying notes can be up to 18 months and the Company will lend a percentage (typically 70 - 80%) of the underlying note which may have a loan-to-value ratio up to 75%.  Combined, the loan-to-value ratio on the underlying note would be up to 60% with additional credit support provided by the guarantor. At December 31, 2024, the Company had $47.5 million in approved commercial construction warehouse lending lines to three companies, with individual commitments ranging from $2.5 million to $25.0 million. At December 31, 2024, there was $10.7 million outstanding, compared to $57.5 million approved in commercial construction warehouse lending lines to four companies with $17.1 million outstanding at December 31, 2023.

The Company utilizes a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating one-to-four-family loans for sale into the secondary market. The Company’s mortgage warehouse lending lines are secured by the underlying notes associated with one-to-four-family loans made to borrowers by the mortgage banking company and generally require guarantees from the principal shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank.  As of December 31, 2024, the Company had approved mortgage warehouse lending lines totaling $19.5 million to three companies with commitments ranging from $3.0 million to $9.0 million. At that date, there was $2.2 million outstanding under the mortgage warehouse lending lines. In comparison, at December 31, 2023, the Company had approved mortgage warehouse lending lines totaling $22.0 million to four companies, with $573,000 outstanding.  During the year ended December 31, 2024, the Company processed approximately 162 loans and funded approximately $85.6 million in total under its mortgage warehouse lending program.

At December 31, 2024, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present, and future cash flows is also an important aspect of credit analysis. The Company typically requires personal guarantees on these commercial business loans, acknowledging that they are generally associated with higher credit risk compared to residential mortgage loans. The largest commercial business lending relationships at December 31, 2024, consisted of a construction warehouse line of credit with a commitment of $25.0 million and no outstanding balance.  This loan is secured by underlying notes associated with one-to-four-family mortgage loans made to borrowers.  The next largest commercial business lending relationship totaled $21.2 million to a transportation company, of which $19.4 million was outstanding at December 31, 2024.  This relationship consisted of three lines of credit and two business term loans, all secured by assets of the borrower.  The final noteworthy relationship is another construction warehouse line of credit with a commitment of $20.0 million and a $10.0 million outstanding balance as of December 31, 2024.  This loan is secured by underlying notes associated with one-to-four-family mortgage loans made to borrowers.

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

Over the past few years, the Company has continued to originate consumer loans, with an increased emphasis on commercial real estate loans, including construction and development lending, as well as commercial business loans. Demand is affected by competition and the interest rate environment. In periods of economic uncertainty, the ability of financial institutions, including the Bank, to originate large dollar volumes of commercial business and real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. In addition to interest earned on loans and loan origination fees, the Company receives fees for loan commitments, late payments, and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

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

For the year ended December 31, 2024, the Company earned gross mortgage servicing fees of $4.7 million. As of December 31, 2024, the Company was servicing $1.63 billion of one-to-four-family loans for FNMA, FHLMC, GNMA, the FHLB, and another financial institution. These mortgage servicing rights (“MSRs”) represented a $9.2 million asset on the Company's books, amortized proportionally over the period of the net servicing income. The fair value of the MSRs was $21.0 million as of December 31, 2024. Periodic evaluations for impairment of these MSRs are conducted based on fair value, considering the rates and potential prepayments of the sold loans being serviced. The fair value of our MSRs at December 31, 2024 was $21.0 million based on third-party valuation reports. For additional information, see “Note 5 – Mortgage Servicing Rights” and “Note 16 – Fair Value Measurements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

The following table presents the notional balance activity during the year ended December 31, 2024, related to loans serviced for others:

(Dollars in thousands)
Beginning balance at January 1, 2024
One-to-four-family	$2,832,016
Consumer	51
Subtotal	2,832,067
Additions
One-to-four-family	233,880
Sales
One-to-four-family	(1,291,584)
Repayments
One-to-four-family	(142,171)
Consumer	(39)
Subtotal	(142,210)
Ending balance at December 31, 2024
One-to-four-family	1,632,141
Consumer	12
Total	$1,632,153

The following table shows total loans originated, purchased, sold and repaid during the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Originations by type:
Fixed-rate:
CRE	$7,713	$21,453
Construction and development	64,542	59,807
Home equity	17,929	8,787
One-to-four-family (1)	2,956	21,941
Loans held for sale (one-to-four-family)	500,040	365,214
Multi-family	20,758	4,124
Consumer	136,364	221,120
Commercial business (2)	5,038	17,904
Total fixed-rate	755,340	720,350
Adjustable-rate:
CRE	12,749	39,136
Construction and development	270,779	231,632
Home equity	25,479	30,085
One-to-four-family (1)	67,260	89,529
Loans held for sale (one-to-four-family)	35,583	11,900
Multi-family	—	4,423
Consumer	2,371	2,437
Commercial business (2)	139,865	98,538
Warehouse lines, net	(4,641)	(13,545)
Total adjustable-rate	549,445	494,135
Total loans originated	1,304,785	1,214,485
Purchases by type
Fixed-rate:
CRE	—	20,704
Home equity	—	858
One-to-four-family (1) (4)	762	6,486
Multi-family	—	1,187
Consumer	—	1,095
Construction and development	—	186
Commercial business (3)	7,112	18,303
Total fixed-rate	7,874	48,819
Adjustable-rate:
CRE	—	6,830
Home equity	—	8,311
One-to-four-family (1)	13,531	1,761
Multi-family	—	399
Consumer	—	200
Construction and development	—	—
Commercial business (3)	39,711	2,591
Total adjustable-rate	53,242	20,092
Total loans purchased	61,116	68,911
Sales and repayments:
Loans held for sale (one-to-four-family)	(565,106)	(408,031)
Total loans sold	(565,106)	(408,031)
Total principal repayments	(700,026)	(652,683)
Total reductions	(1,265,132)	(1,060,714)
Net increase	$100,769	$222,682

(1)	One-to-four-family portfolio loans.
(2)	Excludes warehouse lines.
(3)	Includes USDA/ Small Business Administration guaranteed loans purchased at a premium or discount.
(4)	Loan repurchased due to investor underwriting standards, previously sold.

Sales of whole and participations in real estate loans can be beneficial to the Company since these sales systematically generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

From time to time, we also sell whole consumer loans, specifically long-term consumer loans, which can be beneficial to us since these sales generate income at the time of sale, can potentially create future servicing income where servicing is retained, and provide a mitigation of interest rate risk associated with holding longer maturity consumer loans.

Asset Quality

We have established procedures to assist us in maintaining the overall quality of our loan portfolio. In addition, we have adopted underwriting guidelines to be followed by our lending officers and require senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we monitor them for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines by the board of directors of the Bank, independent loan review, approval of large credit relationships by the Bank's Senior Loan Committee and loan quality documentation procedures. We, like other financial institutions, are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

To manage the credit risks associated with our loan portfolio, management may, depending on current or anticipated economic conditions and related exposures, apply enhanced risk management measures to loans through analysis of a specific borrower's financial condition, including cash flow, collateral values, and guarantees, among other credit factors. In response to the current market dynamics, including economic uncertainties in market interest rates, the Company has enhanced its stress testing to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest loan rates.

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

Delinquent commercial business loans and loans secured by commercial real estate are handled by the loan officer in charge of the loan or an individual in the Company’s credit administration department, who is responsible for contacting the borrower. They work with outside counsel and, in the case of real estate loans, a third-party consultant to resolve problem loans. In addition, management meets as needed and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the AQC and the board on a monthly basis. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Company customarily will initiate foreclosure or repossession proceedings on any collateral securing the loan.

Other Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. The Company also classifies any former retail branches that no longer provide banking services as other real estate owned.  When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had no other real estate owned properties as of December 31, 2024.

Modifications to Borrowers Experiencing Financial Difficulty. Loans may be modified as the result of borrowers experiencing financial difficulty needing relief from the contractual terms of their loan. Most loan modifications to borrowers experiencing financial difficulty are accruing and performing loans where the borrower has approached the Bank about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. Often a term extension is needed in the short term in order to evaluate the need for further corrective action. Payment delays and interest-only payments may also be approved during the modification period.

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

In accordance with the Company’s asset classification policy and FDIC regulations, the Company regularly reviews problem assets in the portfolio to determine whether classification is required. At December 31, 2024, the Company had classified $22.9 million of assets as substandard, representing 7.7% of equity and 0.8% of total assets. An additional $9.7 million of assets were classified as special mention at December 31, 2024, not included in the substandard asset total above.

Allowance for Credit Losses on Loans

The Company's method for assessing the appropriateness of the ACL includes specific allowances for individually analyzed loans, formula allowance factors for pools of loans, and qualitative considerations which include, among other things, current and forecast economic and environmental factors (e.g., interest rates, growth, economic conditions).

Management estimates the ACL balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  The ACL is measured on a collective (pool) basis when similar risk characteristics exist.  Historical credit loss experience provides the basis for the estimation of expected credit losses, which captures loan balances as of a point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over the remaining life.  In situations where the Company's actual loss history was not statistically relevant, the loss history of peers was utilized to create a minimum loss rate.

In its ACL forecasting framework, the Company incorporates forward-looking information using macroeconomic scenarios applied over the forecasted life of the assets.  These macroeconomic scenarios incorporate variables that have historically been key drivers of increases and decreases in credit losses.

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

Due to the dynamic nature of current economic conditions and the inherent difficulty in predicting future events, management recognizes that the determination of the appropriateness of the ACL could undergo significant changes.  Estimating the anticipated amount of credit losses on loans is challenging, given the potential variability in economic conditions and forecasts.  The complexity arises from the multitude of factors and inputs considered in estimating the allowance, making it difficult to gauge the impact of changes in any one economic factor.  Furthermore, these changes may not occur at the same rate and may not be consistent across all product types.  Additionally, changes in factors and inputs may move independently, meaning that improvements in one area may offset deteriorations in others.  Despite these challenges, management believes that the ACL was adequate as of December 31, 2024, given the comprehensive consideration of various factors and inputs.  However, management remains aware of the potential for changes in economic conditions and the impact they may have on the ACL in the future.

The ACL on loans is adjusted based on various factors.  It is increased through the provision for credit losses, which is expensed against current period earnings, and decreased by the reversal of credit losses and the actual amount of loan charge-offs, net of recoveries. For the year ended December 31, 2024, the provision for credit losses on loans was $5.6 million, compared to $5.8 million for the year ended December 31, 2023.  The main reason the 2024 provision for credit losses on loans was elevated was due to an increase in net charge-offs.  Additionally, the increase in the ACL on loans reflected organic loan growth, shifts in credit quality (including changes in classified, past due and nonperforming loans), and adjustments to qualitative factors.  The most significant qualitative factor change was an increase in qualitative reserves, attributable to higher levels of past due, nonperforming, and net charge-offs on consumer loans relative to prior periods. As of December 31, 2024, the ACL on loans was $31.9 million, or 1.26% of gross loans receivable, compared to $31.5 million, or 1.30% of gross loans receivable at December 31, 2023.

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

The following table shows certain credit ratios at or for the periods indicated and each component of the ratio’s calculations:

(Dollars in thousands)	At or for the Year Ended December 31,
	2024	2023	2022
ACL on loans as a percentage of total loans outstanding at year end	1.26%	1.30%	1.26%
ACL on loans	$31,870	$31,534	$27,992
Total loans outstanding	$2,533,821	$2,433,015	$2,218,852

Nonaccrual loans as a percentage of total loans outstanding at year end	0.54%	0.45%	0.39%
Total nonaccrual loans	$13,601	$10,952	$8,652
Total loans outstanding	$2,533,821	$2,433,015	$2,218,852

ACL on loans as a percentage of nonaccrual loans at year end	234.32%	287.93%	323.53%
ACL on loans	$31,870	$31,534	$27,992
Total nonaccrual loans	$13,601	$10,952	$8,652

Net charge-offs during year to average loans outstanding:
Commercial real estate:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$357,202	$352,562	$295,416
Construction and Development:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$298,697	$319,322	$305,840
Home Equity:	—%	0.02%	—%
Net charge-offs	$—	$10	$—
Average loans outstanding	$73,121	$62,317	$48,771
One-to-four-family:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$587,872	$520,732	$401,534
Multi-family:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$233,874	$231,734	$205,209
Indirect Home Improvement:	0.67%	0.36%	0.18%
Net charge-offs	$3,809	$2,001	$738
Average loans outstanding	$567,666	$554,423	$408,973
Marine:	0.59%	0.17%	0.22%
Net charge-offs	$434	$121	$170
Average loans outstanding	$73,038	$70,152	$77,675
Other Consumer:	4.60%	2.73%	17.61%
Net charge-offs	$150	$95	$499
Average loans outstanding	$3,260	$3,486	$2,834
Commercial and Industrial:	0.34%	—%	—%
Net charge-offs	$906	$1	$—
Average loans outstanding	$269,902	$225,789	$205,054
Warehouse Lending:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$15,021	$25,493	$33,090
Total loans:	0.21%	0.09%	0.07%
Total net charge-offs	$5,299	$2,228	$1,407
Total average loans outstanding	$2,479,653	$2,366,010	$1,984,396

The following table shows the allocation of the ACL on loans for each loan category and the percent of each loan category to total loans, gross at the period indicated:

(Dollars in thousands)	December 31, 2024		December 31, 2023
REAL ESTATE LOANS	Allocation of the ACL on Loans Amount	Percent of Loans in Each Category to Total Loans Receivable, Gross	Allocation of the ACL on Loans Amount	Percent of Loans in Each Category to Total Loans Receivable, Gross
Commercial	$2,188	13.6%	$3,177	15.1%
Construction and development	4,211	13.1	3,265	12.5
Home equity	1,488	3.0	809	2.9
One-to-four-family (excludes HFS)	5,319	24.4	5,308	23.3
Multi-family	1,235	9.7	1,548	9.2
Total real estate loans	14,441	63.8	14,107	63.0

CONSUMER LOANS
Indirect home improvement	12,980	21.4	12,247	23.4
Marine	1,145	3.0	1,053	3.0
Other consumer	60	0.1	57	0.1
Total consumer loans	14,185	24.5	13,357	26.5

COMMERCIAL BUSINESS LOANS
Commercial and industrial	3,179	11.3	3,987	9.8
Warehouse lending	65	0.4	83	0.7
Total commercial business loans	3,244	11.7	4,070	10.5
Total	$31,870	100.0%	$31,534	100.0%

While management believes that the estimates and assumptions used in its determination of the adequacy of the ACL on loans are reasonable, it is important to acknowledge the inherent uncertainties.  There is no guarantee that these estimates and assumptions will not be proven incorrect in the future.  Additionally, there is the possibility that the actual amount of future provisions may exceed past provisions, and any potential increased provisions could adversely impact the Company’s financial condition and results of operations. Furthermore, the determination of the amount of the Company's ACL on loans is subject to review by bank regulators as part of the routine examination process.  The regulators may adjust the ACL based on their judgment and the information available to them at the time of their examination.  This regulatory scrutiny adds an additional layer of evaluation and potential adjustment to the Company's credit loss provisions.  For additional information on the ACL on loans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023 – Provision for Credit Losses”, “Notes 1 – Basis of Presentation and Summary of Significant Accounting Policies” and “Note 4 – Loans Receivable and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

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

The composition and contractual maturities of the investment portfolio at December 31, 2024, excluding FHLB stock, are indicated in the following table.  Weighted-average yield for each maturity range includes coupon interest, discount accretion and premium amortization and has been calculated using the amortized cost of each security in that range. The yields on tax exempt municipal bonds have not been computed on a tax equivalent basis.

(Dollars in thousands)	December 31, 2024
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
U.S. agency securities	$—	—%	$4,962	1.61%	$15,285	2.44%	$—	—%	$20,247	2.24%	$17,138
Corporate securities	—	—	11,000	6.75	5,000	4.36	—	—	16,000	6.00	15,126
Municipal bonds	—	—	2,186	2.66	7,170	2.13	73,418	1.86	82,774	1.90	70,344
Mortgage-backed securities:
FNMA	1,951	3.34	11,652	2.55	39,157	2.71	38,011	3.90	90,771	3.20	80,677
FHLMC	—	—	—	—	17,754	3.56	31,011	5.85	48,765	5.02	47,773
GNMA	—	—	—	—	—	—	39,204	5.91	39,204	5.91	38,736
Asset backed securities	203	2.67	1,073	2.73	2,867	2.83	8,368	4.00	12,511	3.60	11,381
Total securities available-for-sale	2,154	3.28	30,873	3.91	87,233	2.89	190,012	3.85	310,272	3.58	281,175

Securities held-to-maturity
Corporate securities	—	—	—	—	8,500	5.05	—	—	8,500	5.05	8,144
Total securities	$2,154	3.28%	$30,873	3.91%	$95,733	3.08%	$190,012	3.85%	$318,772	3.62%	$289,319

As a member of the FHLB of Des Moines, the Company had $15.6 million in stock at December 31, 2024. For the year ended December 31, 2024, the Company received $658,000 in dividends. The Company also held preferred stock from FNMA; however, had assigned no value to the equity security investment at December 31, 2024.

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

The Company’s deposit composition reflects a mixture with certificates of deposit (including brokered) accounting for 44.0% of the total deposits at December 31, 2024, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company had $143.4 million of brokered deposits, or 6.1% of total deposits, at December 31, 2024.  As a wholesale funding alternative, brokered deposits have competitive rates that are comparable to FHLB borrowings and local certificates of deposit.

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

The following table sets forth total deposit activities for the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Beginning balance	$2,522,323	$2,127,741	$1,915,744
Net (withdrawals) deposits before interest credited	(236,068)	357,831	202,577
Interest credited	53,163	36,751	9,420
Ending balance	$2,339,418	$2,522,323	$2,127,741

Net (decrease) increase in total deposits	$(182,905)	$394,582	$211,997
Percent (decrease) increase	(7.25)%	18.54%	11.07%
Net (decrease) increase in brokered deposits included in total deposits	$(288,225)	$37,671	$201,290

The following table sets forth the dollar amount of deposits in the various types of deposit programs the Company offered at the dates indicated:

	December 31,
	2024		2023
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits
Noninterest-bearing checking (1)	$627,679	26.83%	$654,048	25.93%
Interest-bearing checking	176,561	7.55	244,028	9.67
Savings	154,188	6.59	151,630	6.01
Money market (2)	341,615	14.60	359,063	14.24
Escrow accounts related to mortgages serviced (3)	10,479	0.45	16,783	0.67
Total transaction and savings deposits	1,310,522	56.02	1,425,552	56.52
Certificates
0.00 - 1.99%	73,567	3.14	369,237	14.64
2.00 - 3.99%	204,605	8.75	168,776	6.69
4.00 - 4.99%	729,938	31.20	539,029	21.37
5.00 - 5.99%	20,786	0.89	19,729	0.78
Total certificates (4)	1,028,896	43.98	1,096,771	43.48
Total deposits	$2,339,418	100.00%	$2,522,323	100.00%

________________________________

(1)	Includes no brokered deposits and $70.2 million of brokered deposits at December 31, 2024 and 2023, respectively.
(2)	Includes $279,000 and $1,000 of brokered deposits at December 31, 2024 and 2023, respectively.
(3)	Noninterest-bearing accounts.
(4)	Includes $143.1 million and $361.3 million of brokered certificates of deposit at December 31, 2024 and 2023, respectively.

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2024:

	Rate
	0.00 -	2.00 -	4.00 -	5.00 -		Percent
(Dollars in thousands)	1.99%	3.99%	4.99%	5.99%	Total	of Total
Certificate accounts maturing in quarter ending:
March 31, 2025	$7,833	$46,940	$237,164	$—	$291,937	28.37%
June 30, 2025	20,808	7,112	240,864	9,496	278,280	27.05
September 30, 2025	2,258	18,625	169,290	11,290	201,463	19.58
December 31, 2025	27,557	63,463	6,581	—	97,601	9.49
March 31, 2026	5,474	463	41,015	—	46,952	4.56
June 30, 2026	6,833	929	21,463	—	29,225	2.84
September 30, 2026	49	17,149	283	—	17,481	1.70
December 31, 2026	891	19,897	13,038	—	33,826	3.29
March 31, 2027	707	3,516	240	—	4,463	0.43
June 30, 2027	636	8,586	—	—	9,222	0.90
September 30, 2027	203	5,070	—	—	5,273	0.51
December 31, 2027	—	1,349	—	—	1,349	0.13
Thereafter	318	11,506	—	—	11,824	1.15
Total	$73,567	$204,605	$729,938	$20,786	$1,028,896	100.00
Percent of total	7.15%	19.89%	70.94%	2.02%	100.00%

As of December 31, 2024 and 2023, approximately $652.7 million and $606.5 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2024:

(Dollars in thousands)
3 months or less	$46,168
Over 3 through 6 months	29,254
Over 6 through 12 months	35,146
Over 12 months	22,477
Total	$133,045

For additional information regarding our deposits, see “Note 9 – Deposits” of the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10–K.

The Federal Reserve requires the Bank to maintain reserves on transaction accounts or non-personal time deposits, which can be held as cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco (“FRB”). Transaction accounts, including negotiable order of withdrawal (“NOW”) accounts and other accounts that permit payments or transfers to third parties, as well as non-personal time deposits at a savings bank, are subject to these reserve requirements.  However, effective March 26, 2020, the Federal Reserve lowered the reserve requirement to zero percent, and as a result there was no required reserve balance at December 31, 2024.

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

As a member of the FHLB of Des Moines, the Company is required to own capital stock in the FHLB of Des Moines and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Des Moines allowing for immediately available advances up to an aggregate of $649.7 million at December 31, 2024. Outstanding advances from the FHLB of Des Moines totaled $299.8 million at December 31, 2024.

As of December 31, 2024, the Company also had $270.4 million of additional short-term borrowing capacity with the FRB and an aggregate of $101.0 million in unsecured Fed Funds lines of credit with other correspondent financial institutions, of which $8.0 million was outstanding with the FRB.

In February 2021, FS Bancorp completed the private placement of $50.0 million of its 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) at an offering price equal to 100% of the aggregate principal amount of the Notes, of which $50.0 million have been exchanged for subordinated notes registered under the Securities Act of 1933. Net proceeds, after placement agent fees and offering expenses, was approximately $49.3 million. The Notes were issued under an Indenture, dated February 10, 2021 (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee. From and including the original issue date to, but excluding, February 15, 2026, or the date of earlier redemption, FS Bancorp pays interest on the Notes semi-annually in arrears on February 15 and August 15 of each year at a fixed annual interest rate equal to 3.75%. From and including February 15, 2026 to but excluding the maturity date or the date of earlier redemption, the floating interest rate per annum will be equal to a benchmark rate, which is expected to be Three-Month Term Secured Overnight Funding Rate, or SOFR, plus a spread of 337 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2026. Notwithstanding the foregoing, in the event that the benchmark rate is less than zero, the benchmark rate shall be deemed to be zero. The Notes will mature on February 15, 2031.

On or after February 15, 2026, FS Bancorp may redeem the Notes, in whole or in part, at an amount equal to 100% of the outstanding principal amount being redeemed plus accrued interest. The Notes are not redeemable by FS Bancorp prior to February 15, 2026, except in the event that (i) the Notes no longer qualify as Tier 2 capital, (ii) the interest on the Notes is determined by law to be not deductible for Federal Income Tax reporting or (iii) FS Bancorp is considered an investment company pursuant to the Investment Company Act of 1940. The Notes are not subject to redemption by the noteholder.

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

Subsidiary and Other Activities

The Company has one active subsidiary, which is the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary at December 31, 2024.

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

Competition for deposits is also very competitive, with the Company relying on its branch network.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds, FinTech companies, and other alternative investments. The Bank competes for these deposits by striving to offer superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, at June 30, 2024, 1st Security Bank’s share of aggregate deposits in its market area spanning the 12 counties with Company branches, was one percent.

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

Name	Age (1)	Position with FS Bancorp	Position with 1st Security Bank
Joseph C. Adams	65	Director and Chief Executive Officer	Director and Chief Executive Officer

Matthew D. Mullet	46	President, Chief Financial Officer, Treasurer and Secretary	President and Chief Financial Officer

Sean P. McCormick	46		Executive Vice President, Chief Credit Administration Officer

Robert A. Nesbitt	48		Executive Vice President, Chief Credit Operations Officer

Benjamin G. Crowl	40		Executive Vice President, Chief Lending Officer

Erin M. Burr	47		Executive Vice President, Chief Risk Officer and CRA Officer

Vickie A. Jarman	47		Executive Vice President, Chief Human Resources Officer/WOW! Officer

Shana C. Allen	55		Executive Vice President, Chief Information Officer

Donn C. Costa	63		Executive Vice President, Home Lending Production

Kelli B. Nielsen	53		Executive Vice President, Retail Banking and Marketing

___________________________

(1) At December 31, 2024.

Joseph C. Adams is a director and has been the Chief Executive Officer of 1st Security Bank since July 2004.  He has also served in those capacities for FS Bancorp since its formation in September 2011. He joined 1st Security Bank in April 2003 as its Chief Financial Officer.  Joe served as Supervisory Committee Chairperson from 1993 to 1999 when the Bank was Washington’s Credit Union.  He is a lawyer, having worked for Deloitte as a tax consultant, K&L Gates as a lawyer and then at Univar USA as a lawyer and Director of Regulatory Affairs.  As the Director of Regulatory Affairs for Univar USA, the largest chemical distribution company in the United States, Joe used his environmental law expertise to ensure Univar stayed in compliance with all relevant local, state and federal environmental laws, rules and regulations.  He is a member of the Washington State Bar Association and was a Board member of the Community Bankers of Washington.  Joe graduated with distinction from the University of Hawaii with a Bachelor of Business Administration in Finance.  He also graduated cum laude with a Juris Doctor from the University of Puget Sound School of Law.  In addition, Joe graduated with honors from the Pacific Coast Banking School in 2007, a master’s level program held at the University of Washington.  Joe’s legal and accounting backgrounds, as well as his duties as Chief Executive Officer of 1st Security Bank, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank, which makes him well-suited to educating the Board on these matters.

Matthew D. Mullet joined 1st Security Bank in July 2011 and was appointed Chief Financial Officer in September 2011. In July 2024, Matthew was promoted to President in addition to Chief Financial Officer.  As a cum laude graduate of University of Washington, he began his banking career in June 2000 as a financial examiner with the Washington State, Department of Financial Institutions, Division of Banks. In 2004, Matthew accepted a position at Golf Savings Bank in Seattle. He served in a variety of capacities at Golf and was appointed Chief Financial Officer in 2007. After the Golf Savings Bank merger with Sterling Savings Bank, he held the position of Senior Vice President of the Home Loan Division at Sterling until resigning in 2011 to join 1st Security Bank. Matthew is inspired by the Bank’s commitment to its customers and to the communities it serves. Matthew is a Board member for the Washington Bankers Association (“WBA”) and serves on the Government Relations Committee with the WBA and volunteers with The IF Project, teaching Financial Literacy at the Washington Corrections Center for Women. He is passionate about financial literacy and youth education.

Sean P. McCormick joined 1st Security Bank as a Commercial Credit Analyst in 2011.  He was promoted to VP Credit Administrator in 2017 and to SVP Director of Credit Administration in 2023.  In 2024, he was promoted to Chief Credit Administration Officer and oversees the Bank's credit strategy, credit risk, and financial analysis of the Bank's loan portfolios.  He has been instrumental in the prudent growth and expansion of the Bank's loan portfolios and the Bank's credit risk mitigation efforts.  The 11 years that he spent working under Rob Fuller, the long-time and recently retired Chief Credit Officer of the Bank, have provided Sean a tremendous amount of institutional knowledge.  Sean holds a BA in Finance from the University of Washington and graduated from the American Bankers Association Stonier Graduate School of Banking.  He received a leadership certificate from the Wharton Executive Education Program in 2022.  Sean continues to volunteer with the Stonier Graduate School of Banking as a mentor for third year students.  He is also a member of the Finance Committee for the Master Builders Association of King and Snohomish Counties.

Robert A. Nesbitt joined 1st Security Bank in 2017 as Vice President, Commercial Lending Relationship Manager and has been actively involved in helping build the Bank's highly successful commercial lending team.  He was promoted to his current role of Chief Credit Operations Officer in 2024 and is responsible for overseeing the Bank's commercial credit operations.  Robert has been in the commercial banking industry for 25 years, focusing on commercial and industrial lending and commercial real estate lending at both regional and large community banks. Robert holds a BA in History from the University of Tennessee and an MBA from the University of Chicago.  He volunteers with Food Lifeline and is an active member of the Association of General Contractors and the Community Association Institute.

Benjamin G. Crowl joined the Bank in 2018 as Senior Vice President, Commercial Lending Relationship Manager. He was promoted to Executive Vice President and Chief Lending Officer on July 1, 2023. His responsibilities include oversight of the loan production for the commercial, consumer, and commercial real estate lending groups of the Bank. A six-year veteran at 1st Security Bank, he served as Senior Vice President, Director of Consumer Lending and held the position of Senior Vice President, Commercial Lending Team Lead. Benjamin holds a Bachelor of Science in Business Administration degree from Northern Arizona University with a specialty in Marketing. He is also an honor graduate of the Pacific Coast Banking School; a master's level program held at the University of Washington and has an Executive Leadership Certificate from the University of Washington's Michael G. Foster School of Business.  With a deep dedication to local nonprofits and the community, Benjamin has served on several nonprofit boards throughout his career.  He finds satisfaction in being able to use the skills he has developed in banking to help others.

Erin M. Burr holds a Bachelor of Business Administration degree from Western Washington University. She began her career in 1999 as a financial examiner for the Washington State, Department of Financial Institutions, Division of Banks. In 2006, Erin joined Builders Capital Mortgage in Seattle as their senior underwriter.  She joined 1st Security Bank in January 2009 and became the Community Reinvestment Act (CRA) Officer in January 2010. She took on the Enterprise Risk Manager role in May 2012 and was promoted to Executive Vice President and Chief Risk Officer in April 2018.  As the Bank’s CRA Officer, Erin enjoys building relationships with nonprofit groups that support the communities the Bank serves. She coordinates the Bank’s community outreach volunteer programs. Erin is a member of the Housing Consortium of Everett and Snohomish County and is dedicated to addressing affordable housing issues. She volunteers with The IF Project, teaching Financial Literacy to women who are in the Washington Corrections Center, and she works with YWCA BankWork$ and the Teach Children to Save Program. She has volunteered in various roles with Domestic Violence Services of Snohomish County. As the Chief Risk Officer, Erin uses her regulatory background to help promote and build risk awareness throughout the Bank.

Vickie A. Jarman holds a Bachelor of Arts in Communications from Seattle Pacific University. She joined 1st Security Bank in 2002, after working with the Ballard Boys and Girls Club. Vickie was promoted to Executive Vice President and Chief Human Resources Officer/WOW! Officer in 2018. Prior to becoming the Director of WOW and Chief Human Resources Officer, Vickie worked with our Consumer Lending team.  Vickie oversees the onboarding and orientation of new hires, sharing the Bank’s Vision, Mission, Core Values, and unique company culture. She also ensures that the Bank’s Core Values continue to reflect the personal principles that support all the employees as the organization evolves. She has always been passionate and dedicated to volunteering and giving back to our communities and nonprofits. She volunteers with The IF Project, teaching Financial Literacy at the Washington Corrections Center for Women, YWCA BankWork$, and the Teach Children to Save Program.

Shana C. Allen joined the Bank in 2010 as Vice President of Technology & Operations and was promoted to Senior Vice President the following year. In 2015 she was promoted to SVP, Chief Information Officer and then promoted to Executive Vice President and Chief Information Officer in January 2023. Her responsibilities include oversight of the technology, security and project management teams at the Bank.  Shana attended the University of Washington and holds certifications in IT Service Management under the Information Technology Infrastructure Library and is a Certified Information Systems Security Professional (CISSP).  As a frequent contributor to industry publications in the areas of cybersecurity, information security and data encryption and a speaker on these topics in several industry forums, Shana has a proven track record of leadership in the Information Technology field. In addition, she currently sits on the Client Advisory Board for Computer Services, Inc. as well as on the IT & Cybersecurity Program Advisory Committee for Peninsula College, and the American Bankers Association Core Platforms Committee.  An enthusiastic volunteer and passionate community supporter, Shana has served organizations such as Domestic Violence Services of Snohomish County and the White Center Food Bank.

Donn C. Costa is a cum laude graduate from Washington State University with a Bachelor of Business Administration degree. He began his career in mortgage lending over three decades ago and joined the Bank as the EVP of Home Lending in 2012, overseeing home lending sales and operations. Donn previously held the position of Executive Vice President at Sterling Savings Bank after its merger with Golf Savings Bank in 2009. Prior to the merger, Donn was President of Golf Savings Bank and a member of the Board of Directors, serving on the Asset and Liability, Personnel and Lending Committees and held the position of Executive Vice President of Mortgage Lending. Donn’s achievements include serving as President of the Washington Mortgage Lenders and the Seattle Mortgage Bankers, as well as on the Advisory Boards of FNMA and FHLMC. His goal for the team at 1st Security Bank is to provide “best in class” customer service and loan programs that help people achieve the dream of homeownership.

Kelli B. Nielsen has worked in the financial services industry for three decades and brought a wealth of retail banking and leadership experience to her role when she joined 1st Security Bank in 2016. Previously, she was Vice President, Sales and Service Manager of Retail Banking at Cascade Bank before she moved to Sound Community Bank as the Senior Vice President of Retail Banking and Marketing. In 2016, Kelli graduated from the American Bankers Association (ABA), Stonier Graduate School of Banking, and holds a Certificate of Leadership from the University of Pennsylvania, The Wharton School. She serves on the ABA Stonier Advisory Board. She is also a founder for Women of Stonier, an advisory group. Passionate about building relationships and helping others, Kelli serves on the Washington Bankers Association (WBA) Retail Banking Committee, the Government Relations Committee and is on the WBA Pros Board. Kelli is also a published children’s book author and certified life coach. She has a deep commitment to causes that improve the lives of children. She has volunteered with Long Way Home, a nonprofit in Guatemala focused on building schools from sustainable material.  She has volunteered with The IF Project, teaching Financial Literacy and was a former mentor to female residents of the Washington Corrections Center for Women.

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

Employee Compensation and Benefits

Management remains focused on ensuring employees are provided a livable wage in addition to a commitment to a balanced work/life schedule. Besides a competitive salary, the following benefits are available to all full-time employees:

●	Employee health benefits that have not increased in employee contribution cost since 2014;
●	Life, AD&D, and long-term disability;
●	401k match of up to the first 5% of contribution for up to 4% of total salary;
●	An Employee Stock Purchase Plan (“ESPP”) that matched 5,824 shares in 2024 to employees that have met a minimum threshold of months worked;
●	Vacation and sick leave benefits;
●	Family leave benefits including paid time off for a new child/adopted child;
●	Education reimbursement of up to $5,000 per year for any accredited program;
●	Paid volunteer hours (16 hours each year);
●	Opportunities to participate in development programs through the Washington Bankers Association;
●	Regular Company provided lunches and treats; and
●	A pet friendly workplace at the administrative offices.

Management works with employees to provide these benefits whenever possible including a flexible schedule for employees to be able to enjoy full-time benefits with a reduced hour schedule when appropriate.

Workplace Representation and Opportunities

Our organization values a workplace where individuals of all backgrounds feel respected and supported.  Both the Board and management recognize the benefits of varied perspectives, experiences, and professional backgrounds.  We are committed to fostering an environment where employees can thrive based on their skills, contributions, and dedication.

The following table provides an overview of workforce composition by gender:

Level	Female %	Male %
Individual Contributor	73%	27%
Manager	62%	38%
Independent Director	50%	50%
Executive	40%	60%

The average tenure for management positions was eight years and two months. Our diverse workforce includes individuals of various ethnicities: 1% Alaska Native or American Indian, 11% Asian, 2% Black, 10% Hispanic/Latino, 1% Native Hawaiian or Other Pacific Islander, 71% White.  Additionally, 4% identified with Two or More Races.

Talent Acquisition

The Company has experienced consistent growth and regularly seeks to fill positions within the markets we serve. Our interview process involves both managers and team members to ensure a comprehensive evaluation of potential candidates. The Human Resources team serves as a dedicated advocate for employees, with a primary focus on fostering a culture of “Wow.” The leader of our human resources team holds the role of EVP of WOW and is dedicated to recruiting individuals who can build lasting careers within our thriving culture. In 2024, we hired 118 new employees for additional positions and replacements, bringing our total employee count to 567 as of December 31, 2024.

Volunteerism

Our organization has a long history of giving back and actively participating in volunteer initiatives within the communities we serve. Our volunteer hours totaled approximately 6,000 hours in both 2024 and 2023.  Community outreach can be attributed to both nonprofit organizations seeking volunteer support and the Company's staff actively seeking ways to contribute their gifts, talents, and time.

Human Capital Metrics

As of December 31, 2024, the Company had 567 employees, 98.8% are full time employees and 1.2% are part time including our college internship program. None of our employees are represented by a collective bargaining agreement. Geographically, 91% of our employees reside in Washington State, 6% in Oregon, 2% in Idaho, and 1% in Arizona. The turnover rate for employees as measured by terminated/replaced individuals was 19% in 2024, a slight increase from 18% in 2023.

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

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. At December 31, 2024, total base assessment rates ranged from 2.5 to 32 basis points subject to certain adjustments.

The FDIC has authority to increase insurance assessments, and any significant increases may have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment. The Bank’s deposit insurance premiums for the year ended December 31, 2024, were $2.0 million.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as 1st Security Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.

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

To be considered "well capitalized", a depository institution must have a Tier 1 risk-based capital ratio of at least 8.00%, a total risk-based capital ratio of at least 10.00%, a CET1 capital ratio of at least 6.50% and a leverage ratio of at least 5.00% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.

At December 31, 2024, 1st Security Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. The Bank’s capital ratios at December 31, 2024 and December 31, 2023 are presented in the following tables:

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
At December 31, 2024	Ratio	Ratio	Ratio	Ratio
Total risk-based capital (to risk-weighted assets)	14.18%	8.00%	10.50%	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	12.93%	6.00%	8.50%	8.00%
Tier 1 leverage capital (to average assets)	11.24%	4.00%	N/A	5.00%
CET1 capital (to risk-weighted assets)	12.93%	4.50%	7.00%	6.50%

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
At December 31, 2023	Ratio	Ratio	Ratio	Ratio
Total risk-based capital (to risk-weighted assets)	13.37%	8.00%	10.50%	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	12.12%	6.00%	8.50%	8.00%
Tier 1 leverage capital (to average assets)	10.39%	4.00%	N/A	5.00%
CET1 capital (to risk-weighted assets)	12.12%	4.50%	7.00%	6.50%

At December 31, 2024, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For a complete description of the Bank’s required and actual capital levels on December 31, 2024, see “Note 15 – Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10–K.

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

Prompt Corrective Action. The FDIC Improvement Act established a system of prompt corrective action to resolve the problems of under-capitalized institutions. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: "well capitalized", adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category generally depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, a leverage ratio capital measure, and certain other factors. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action.

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

At December 31, 2024, 1st Security Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see “Note 15 – Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10–K.

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

Federal Home Loan Bank System. The FHLB of Des Moines is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. The Federal Home Loan Banks are subject to the oversight of the Federal Housing Finance Agency and each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Banks are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Agency. All advances are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank’s asset size and level of borrowings from the FHLB of Des Moines. See “Business – Deposit Activities and Other Sources of Funds – Debt.” At December 31, 2024, 1st Security Bank had $15.6 million in FHLB of Des Moines stock, which was in compliance with this requirement.  The FHLB pays dividends quarterly, and 1st Security Bank received $658,000 in dividends during the year ended December 31, 2024.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2024, 1st Security Bank's aggregate recorded loan balances for construction, land development and land loans were 89.8% of regulatory capital. In addition, at December 31, 2024, 1st Security Bank loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 256.8% of regulatory capital.

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

Dividends. Dividends from 1st Security Bank constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank, without the approval of the Director of the DFI. The Bank paid $11.8 million in dividends to the holding company in 2024.

The amount of dividends actually paid during any one period will be affected by 1st Security Bank’s policy of maintaining a strong capital position. Federal law further limits and can prohibit dividends when an institution does not meet the capital conservation buffer requirement and provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

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

On October 24, 2023, the federal banking agencies issued a final rule designed to strengthen and modernize regulations implementing the CRA.  The changes are designed to encourage banks to expand access to credit, investment and banking service in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type.  The majority of the changes to the provisions of the CRA regulations become applicable in January 2026 and additional requirements become applicable on January 1, 2027.

In February 2024, several trade groups filed a complaint in the U.S. District Court for the Northern District of Texas challenging the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency’s final rule modernizing how they assess lenders’ compliance under the CRA. In their complaint, the trade groups asked the court to vacate the final rule and provide a preliminary injunction that would pause implementation of the final rule while the court decides the case. It is not known at this time what the final outcome of this litigation will be and how it will impact our CRA requirements.

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

The federal banking agencies recently adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Noncompliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. At December 31, 2024, the Bank was in compliance with the reserve requirements in place at the time.

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

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the FS Bancorp unless the Federal Reserve has prior written notice and has not issued a notice disapproving the proposed acquisition. In evaluating such notices, the Federal Reserve takes into consideration such factors as the financial resources, competence, experience and integrity of the acquirer, the future prospects of the bank holding company involved and its subsidiary bank and the competitive effects of the acquisition. In January 2020, the Federal Reserve substantially revised its control regulations. Under the revised rule, control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Where an investor holds less than 25%, the Federal Reserve provides the following four-tiered approach to determining control: (1) less than 5%; (2) 5% -9.99%; (3) 10% - 14.99%; and (4) 15% - 24.99%. In addition to the four tiers, the Federal Reserve takes into account substantive activities, including director service, business relationships, business terms, officer/employee interlocks, contractual powers, and proxy contests for directors. The Federal Reserve Board may require the company to enter into passivity and, if other companies are making similar investments, anti-association commitments. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as will be the case with the FS Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Regulatory Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to 1st Security Bank. At the time of this change, FS Bancorp was considered “well capitalized” (as defined for a bank holding company), and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. As the Company was under $3.0 billion in assets as of June 30, 2024, the Company was still considered a small holding company as of December 31, 2024 despite total assets exceeding $3.0 billion at year end. For additional information, see “Note 15 – Regulatory Capital” of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

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

Taxation

Federal Taxation

General. FS Bancorp and 1st Security Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2021, and income tax returns have not been audited for the period of 2015 to 2023.

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

Net Operating Loss Carryovers. The Company may carryforward net operating losses indefinitely. At December 31, 2024, the Company had no net operating losses.

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

Washington Taxation

The Company and the Bank are subject to a business and occupation tax which is imposed under Washington law at the rate of 1.75% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities are not subject to this tax. The Company recognized $1.7 million and $1.6 million in business and occupation tax expense for the years ended December 31, 2024 and 2023.

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

Our primary market areas are in the Puget Sound region of Washington and Kitsap, Clallam, Jefferson, Grays Harbor, Thurston, and Benton counties. Following the acquisition of seven banking branches in 2023, our footprint expanded to include Klickitat County in Washington, and Lincoln, Malheur and Tillamook counties in Oregon.  Adverse economic conditions in our market areas could impact our growth rate, reduce our customers’ ability to repay loans, and adversely impact our business, financial condition, and results of operations. Broader economic factors such as inflation, unemployment and money supply fluctuations also may adversely affect our profitability. Trade wars, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our customers.  These developments may, in turn, negatively impact these businesses and, by extension, our operations and financial performance.

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

 Our loan portfolio predominantly comprises assets secured by real estate or fixtures affixed to real property.  Any deterioration in the real estate markets associated with the collateral securing mortgage loans could significantly impact borrowers' repayment capabilities and the value of collateral. Real estate values are affected by various factors, including economic conditions, governmental rules or policies, and natural disasters such as earthquakes, and trade-related pressures that may affect construction costs or materials availability. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System, or the Federal Reserve.  Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Higher U.S. tariffs on imported goods could exacerbate inflationary pressures by increasing the cost of goods and materials for businesses and consumers.  This may particularly affect small- to medium-sized businesses as they are less able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, our business clients may experience increased financial strain, reducing their ability to repay loans and adversely impacting our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature, and as a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. However, interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services, creating additional uncertainty in the economic environment.

Risks Related to our Lending Activities

Our loan portfolio possesses increased risk due to a large percentage of consumer loans.

Our consumer loans accounted for $620.2 million, or 24.5% of our total gross loan portfolio as of December 31, 2024, of which $541.9 million (87.4% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $74.9 million (12.1% of total consumer loans) consisted of marine loans secured by boats, and $3.3 million (0.5% of total consumer loans) consisted of other consumer loans, which includes personal lines of credit, credit cards, automobile, direct home improvement, loans on deposit, and recreational loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for credit losses on loans, which would reduce profits. Consumer loans generally entail greater risk than do one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.

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

Our indirect home improvement lending, the largest component of our consumer loan portfolio, is reliant on our relationships with home improvement contractors and dealers. Specifically, our indirect home improvement loan operations rely on our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. As of December 31, 2024, our indirect home improvement contractor/dealer network included 46 active contractors and dealers located across Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire. Indirect home improvement loans totaled $541.9 million, or 21.4% of our total gross loan portfolio, at December 31, 2024, reflecting approximately 29,700 loans with an average balance of approximately $18,500.

Although we have established relationships with home improvement contractors and dealers, these partnerships are generally not exclusive, some are newly formed, and they may be terminated at any time. An economic downturn or recession, coupled with tighter credit availability for contractors, dealers, and their customers, could lead to increased business closures, reduced sales, and lower loan volume within our contractor/dealer network.  This could adversely affect our business, results of operations, and financial condition. Additionally, competition poses a significant risk.  If competitors offer superior service or more attractive loan products, our contractor/dealer partners may terminate their relationships with us or refer customers to our competitors. Our reliance on a concentrated group of contractors and dealers further heightens this risk, as five dealers accounted for 74.1% of our 2024 annual loan volume. The loss of any one of these key dealers could materially reduce our loan origination volume. Failure to grow existing relationships or develop new ones could have a significant adverse impact on our results of operations and financial condition.

A significant portion of our business involves commercial real estate lending which is subject to various risks that could adversely impact our results of operations and financial condition.

At December 31, 2024, our loan portfolio included $590.5 million of commercial real estate loans, including $174.9 million secured by non-owner occupied commercial real estate properties, and $245.2 million of multi-family real estate loans, or 23.3% of our total gross loan portfolio. The credit risk associated with these types of loans is generally higher than that of one-to-four-family residential loans. Repayment typically depends on the successful operation and income stream of the property securing the loan, as well as the value of the real estate collateral, both of which can be significantly affected by economic conditions.

Our focus on commercial and multi-family real estate loans increases our risk profile compared to traditional one-to-four-family lending.  While these loans are intended to enhance the average yield of our earning assets, they involve different and possibly higher risks of delinquency or collection. This is due to several factors: (i) larger loan balances to a single borrower or groups of related borrowers increase exposure to credit risk; (ii) errors in assessing the collectability of these loans could require significant increases in our provision for credit losses as any charge‑offs would be larger on a per-loan basis, which could materially and adversely affect our future earnings; and (iii) collateral evaluation for these types of loans requires more detailed and ongoing analysis during underwriting and throughout the loan term.

In addition, many of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, increasing the risk of default or non-payment. In cases of foreclosure on commercial or multi-family real estate loans, the holding period for collateral is typically longer than for one-to-four-family residences because of the lack of liquidity in the secondary market for most types of commercial and multi-family real estate, limiting our ability to mitigate credit risk through asset sales. See “Item 1. Business – Lending Activities – Commercial Real Estate Lending” of this Form 10–K.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2024, our commercial business loan portfolio included commercial and industrial loans of $287.0 million, or 11.3%, and warehouse lending of $12.9 million, or 0.4%, of our total gross loan portfolio. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial and industrial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable and collateral securing these loans may fluctuate in value. This collateral may consist of equipment, inventory, accounts receivable, or other business assets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid, and may fluctuate in value based on the specific type of business and equipment. As a result, the availability of funds for the repayment of commercial and industrial business loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower. For additional information see, “Our residential mortgage warehouse lending and construction warehouse lending programs are subject to various risks that could adversely impact our results of operations and financial condition.”

Our residential construction lending is subject to various risks that could adversely impact our results of operations and financial condition.

Our lending activities include extending real estate construction loans to individuals and builders, primarily for residential property development.  As of December 31, 2024, our construction and development loan portfolio totaled $330.7 million, constituting 13.1% of our total gross loan portfolio, excluding $174.1 million in unfunded construction loan commitments.  Of this portfolio, $223.3 million was allocated to speculative residential real estate projects, and $42.0 million was allocated to non-speculative residential custom construction. Additionally, we had three commercial note-secured lines of credit totaling $47.5 million in commitments, directed towards residential construction re-lenders with an outstanding balance of $10.7 million at December 31, 2024. The risks associated with the collateral underlying our commercial construction warehouse lines are similar to those associated with our residential construction and development loans.

Construction financing involves a higher degree of credit risk compared to longer-term financing for improved, owner-occupied real estate. These risks include: (i) advanced disbursement of funds based on estimated project costs to achieve future value at completion, making repayment dependent on successful completion; (ii) uncertainty in estimating construction costs and the market value of completed projects; (iii) governmental regulations and changes in housing demand, which can significantly impact project valuations; and (iv) builder concentration as loans are often concentrated among a small group of builders, increasing exposure to individual credit risks.  Market downturns in housing or real estate could result in increased delinquencies, defaults, and foreclosures, significantly impairing the value of collateral and limiting recovery through foreclosure sales. Further, many of our construction loans include interest reserves, allowing borrowers to defer payments by capitalizing interest into the loan principal during the construction phase.  As a result, repayment often depends on the project's success, such as the borrower's ability to sell or lease the property or secure permanent financing. If the appraised value of a completed project is overstated, we may have inadequate collateral to cover the loan, resulting in potential losses.  In addition, monitoring construction loans requires extensive oversight, including cost comparisons and on-site inspections, making these loans more difficult and costly to monitor.

Increases in market rates of interest can substantially increase borrowing costs for end-purchasers, potentially reducing the ability of homeowners to finance completed homes or overall demand for projects. Properties under construction are often difficult to sell before completion, which complicates the process to resolve problem construction loans. In some cases, we may need to advance additional funds or hire another builder to complete the project, exposing us to market risks and potential financial losses if sale proceeds fail to cover outstanding loan amounts and associated costs.

Furthermore, as of December 31, 2024, our outstanding construction and development loans included $180.4 million in speculative one-to-four-family construction loans and $11.9 million in land acquisition and development loans.  Speculative construction loans involve financing projects without a committed buyer, with repayment relying heavily on market demand upon project completion.  Fluctuating market conditions can significantly impact the salability of such properties and, by extension, loan repayment. The absence of a confirmed buyer during the construction phase increases uncertainty and risk.  Land acquisition loans are often associated with properties lacking income-generating capabilities, with repayment depending on the successful development, sale, or lease of the property. Unlike developed properties, undeveloped land tends to be illiquid and may not readily convert to cash. The lack of income and potential challenges in liquidating the collateral increases the risk of these loans, especially in the event of default.  Given these inherent uncertainties, rigorous monitoring, continuous market evaluations, and proactive management of speculative construction and land acquisition loans are essential to mitigate risks and minimize potential adverse impacts on our loan portfolio and financial performance.

At December 31, 2024, $5.0 million in real estate construction and development loans were nonperforming. A substantial increase in nonperforming loans in this segment could significantly affect our financial condition and results of operations.

Our residential mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.

At December 31, 2024, we had approved residential warehouse lending lines to three companies in varying amounts from $3.0 million to $9.0 million, for an aggregate amount of $19.5 million. At December 31, 2024, there was $2.2 million outstanding under these residential warehouse lines, compared to $573,000 outstanding at December 31, 2023.

This program provides short-term funding to these companies to facilitate the origination of residential mortgage loans for sale in the secondary market.  Our warehouse lending lines are secured by the underlying notes associated with mortgage loans originated by the mortgage banking companies.  In addition, we generally require guarantees from the principal shareholder(s) of each mortgage banking company.  These loans are repaid when the mortgage notes are sold into the secondary market, with the sales proceeds used to pay down the outstanding balance before being disbursed to the mortgage banking company.

There are numerous risks associated with residential mortgage warehouse lending, including, but not limited to: (i) potential default by the mortgage bankers who borrow from us; (ii) intentional misrepresentation or fraud by the mortgage banking companies; (iii) changes in the market value of mortgage loans during the warehouse-period, primarily due to interest rate fluctuations, which may affect salability; (iv) unsalable or impaired mortgage loans could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker, and (v) the volatility of mortgage loan originations.

The underlying collateral risks associated with our residential mortgage warehouse lines are similar to the risks related to our one-to-four-family residential mortgage loans. See also, “Revenue from mortgage banking operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.”

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

The determination of the appropriate level of the ACL on loans inherently involves a high degree of subjectivity and requires various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for loan repayment.  In determining the amount of the ACL on loans, we review loans, analyze our historical loss and delinquency experience, and evaluate economic conditions. Management also recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform as historical or projected trends suggest, increasing the risk that our ACL may be insufficient to absorb credit losses without significant additional provisions. If our assumptions are incorrect, our ACL on loans may not be sufficient to cover actual losses, resulting in additional provisions for credit losses on loans to replenish the ACL.

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

At December 31, 2024, $617.3 million, excluding loans held for sale of $27.8 million, or 24.4% of our total loan portfolio was secured by first liens on one-to-four-family residential loans.  Additionally, home equity lines of credit and second lien mortgages totaled $75.1 million, or 3.0% of our total loan portfolio at that date. These loans are sensitive to regional and local economic fluctuations, which can significantly impact borrowers’ ability to meet payment obligations, making loss levels difficult to predict. A downturn in housing markets, particularly in Washington (and to a lesser extent in Oregon), where a concentration of our loans exists could reduce the value of the collateral securing these loans and increase our risk of loss upon a default by the borrower. Economic decline or reduced real estate sales volumes and prices, coupled with higher unemployment rates, may increase loan delinquencies and asset quality concerns, which could also negatively impact demand for our products and services.

Residential loans with higher combined loan-to-value ratios are more vulnerable to property value fluctuations, potentially leading to increased default rates and higher losses, compared to loans with lower loan-to-value ratios. Further, the majority of our home equity lines of credit are second mortgage loans. In the event of defaults on these second mortgage-secured lines of credit, recovering loan proceeds can be challenging unless we cover the first mortgage loan repayment.  This repayment, along with foreclosure costs, must be justified by the property's value.

The ongoing Los Angeles wildfires that began in January 2025 present heightened risks to our loan portfolio and the adequacy of our allowance for credit losses. Borrowers impacted by the fires may face financial hardship, leading to increased loan defaults and reduced repayment capacity. Damage to or destruction of properties securing loans may result in collateral value depreciation, further increasing potential losses. Additionally, inadequate insurance coverage or denied claims may limit recovery efforts and contribute to greater uncertainty in estimating credit losses. Local economic disruptions, such as business closures and job losses, may impair borrowers’ ability to meet financial obligations, requiring adjustments to our credit loss assumptions. While we had no direct losses related to the Los Angeles wildfires, the concentration of our loan portfolio in fire-prone areas further increases exposure, while the growing frequency and severity of wildfires due to climate change heightens long-term risks. These factors may necessitate increases to our allowance for credit losses to account for elevated credit risks. While we continuously evaluate our allowance to ensure it reflects current and expected risks, there can be no assurance it will be sufficient to cover actual losses, particularly in the context of ongoing and future wildfire-related challenges.

These factors may result in elevated rates of delinquencies, defaults, and related losses, which would adversely affect our net income.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in losses in the future.

At December 31, 2024, our nonperforming assets (which consisted of nonaccrual loans, other real estate owned (“OREO”), and other repossessed assets) were $13.6 million or 0.54% of total assets. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our income and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or loss. If we experience increases in nonperforming loans and nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations, as our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity. A significant increase in the level of nonperforming assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile.

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

Our earnings and cash flows are largely dependent upon our net interest income, which is significantly affected by interest rates. Interest rates are highly sensitive to factors beyond our control, such as general economic conditions and policies set by governmental and regulatory bodies, particularly the Federal Reserve. Increases in interest rates could reduce our net interest income, weaken the housing market by curbing refinancing activity and home purchases, and negatively affect the broader U.S. economy, potentially leading to slower economic growth or recessionary conditions.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage this risk effectively, our business, financial condition, and results of operations could be materially affected.

Our net interest margin, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, can be adversely affected by interest rate changes.  While yields on assets and costs of liabilities tend to move in the same direction, they may do so at different speeds, causing the margin to expand or contract.  As our interest-bearing liabilities often have shorter durations than our interest-earning assets, a rise in the interest rates may lead to funding costs increasing faster than asset yields, compressing our net interest margin.  Additionally, changes in the slope of the yield curve, such as flattening or inversion, can further pressure our margins as funding costs rise relative to asset yields.  Conversely, falling rates can increase loan prepayments, leading to reinvestment in lower-yielding assets, reducing income.

In a heightened rate environment, retaining deposits can become more costly.  At December 31, 2024, we held $869.3 million in certificates of deposit maturing within one year and $1.31 billion in noninterest-bearing and NOW checking accounts, and savings and money market accounts.  If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline.  Additionally, adjustable-rate residential mortgage loans and home equity lines of credit may face increased default risks in a rising rate environment.

Changes in interest rates also affect the fair value of our MSRs.  At December 31, 2024, we serviced $1.63 billion in loans, with associated MSRs recorded at an amortized cost of $9.2 million and an estimated fair value of $21.0 million. Rising rates generally increase MSR value by extending the life of underlying loans, while falling rates typically reduce MSR value through faster loan prepayments.  Declines in MSR fair value could reduce our earnings. For additional information, see "Note 1 – Basis of Presentation and Summary of Significant Account Policies –Subsequent Events", “Note 5 – Mortgage Servicing Rights” and “Note 16 – Fair Value Measurements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

Interest rate fluctuations also influence the fixed-rate investment securities, which inversely correlates with rate changes.  At December 31, 2024, the fair value of our securities available-for-sale was $281.2 million, with unrealized net losses of $29.1 million reflected in stockholders' equity. These unrealized losses on securities have been partially offset by unrealized gains on cash flow and fair value hedges with net unrealized gains of $7.2 million at December 31, 2024. Further declines in fair value from rising rates could have an adverse effect on stockholders’ equity.

While we employ asset and liability management strategies to mitigate interest rate risk, unexpected, substantial, or prolonged rate changes could materially affect our financial condition and results of operations. Additionally, our interest rate risk models and assumptions may not fully capture the impact of actual rate changes on our balance sheet or projected operating results. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” of this Form 10–K.

Revenue from mortgage banking operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our financial condition and results of operations.

Our mortgage banking operations contribute significantly to our noninterest income, primarily through gains on the sale of one-to-four-family mortgage loans. These loans are sold pursuant to programs offered by FNMA, FHLMC, GNMA, FHA, VA, USDA Rural Housing, the FHLB, and non-Government Sponsored Enterprise (“GSE”) investors, which collectively account for a substantial portion of the secondary market for such loans. Changes to these programs, our eligibility to participate, the criteria for loan acceptance, or related laws could materially and adversely affect our results of operations.

Mortgage banking is generally considered a volatile source of income because it depends largely on loan volume which is influenced by prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in noninterest income.

Our results of operations are also affected by noninterest expenses associated with mortgage banking activities, including salaries and employee benefits, occupancy, equipment, data processing, and other operating costs.  During periods of reduced loan demand, we may face challenges in reducing these expenses proportionately, which could adversely impact our results of operations.

Although we sell loans into the secondary market without recourse, we provide customary representations and warranties to buyers.  If these representations and warranties are breached, we may be required to repurchase the loans, potentially incurring a loss.  As of December 31, 2024, we recorded a holdback reserve of $2.0 million to cover potential losses related to these guarantees for one-to-four-family loans sold into the secondary market.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. These fluctuations may result from changes in market interest rates, rating agency actions, issuer defaults, issues with underlying securities, lower market prices, or limited investor demand. Our available-for-sale debt securities in an unrealized loss position are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. If a credit loss is identified, an allowance for credit losses is recorded, resulting in a charge against earnings. Because available-for-sale securities are reported at estimated fair value, changes in interest rates can adversely affect our financial condition.  The fair value of fixed-rate securities generally moves inversely with interest rate changes. Unrealized gains and losses on these securities are reported as a separate component of AOCI, net of tax.

Decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.  Additionally, there is no assurance that the declines in market value will not result in credit losses, which would lead to additional provisions for credit losses that could materially affect our net income and capital levels.

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

We designate interest rate swaps as effective cash flow hedges under Accounting Standards Codification ("ASC") 815, “Derivatives and Hedging.” Regular evaluations measure hedge effectiveness, and any ineffectiveness may result from factors such as debt early retirement or counterparty creditworthiness.  Ineffective hedges could materially impact our operations and cash flows, causing volatility in our financial results. Additionally, changes in accounting standards related to these derivatives, particularly ASC 815, could significantly increase earnings volatility.

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

Long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by an asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We had $3.6 million of goodwill at December 31, 2024.

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with generally accepted accounting principles and reflect management’s judgment regarding the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in the Company reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include, but are not limited to, the ACL on loans, MSRs, derivative and hedging activity, fair value, income taxes, securities and unfunded commitments and acquisition accounting, including valuing assets and liabilities of an acquired company, including intangible assets such goodwill. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the ALC and/or sustain credit losses that are significantly higher than the reserve provided or recognize significant losses on the impairment of goodwill.

For more information, refer to “Critical Accounting Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10–K.

Risk Related to Regulatory and Compliance Matters

We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility and financial condition.

               Under federal and state laws and regulations governing the safety and soundness of insured depository institutions, regulatory agencies such as state banking regulators, the DFI, the Federal Reserve, and the FDIC (as the insurer of bank deposits), have the authority to compel or restrict our actions if they determine that our capital levels are insufficient or that we are operating in a manner inconsistent with safe and sound banking practices. In addition to safety and soundness examinations, we and our subsidiaries are subject to oversight by state and federal regulators, including the CFPB, to ensure compliance with applicable laws, regulations, and consumer protection initiatives. This regulatory process may result in requirements to address identified concerns through informal or formal supervisory actions, such as board resolutions, memoranda of understanding, written agreements, or consent or cease-and-desist orders, requiring corrective actions or prohibiting specific activities.  Failure to comply with the terms of such actions or directives could result in heightened supervisory measures, including consent orders, prompt corrective action restrictions, or additional regulatory penalties.  These actions could impose significant restrictions on our ability to pursue new or existing business initiatives, which may adversely affect our business, reputation, and operational flexibility.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to raise significant concerns about the state of the environment. However, under a new Trump administration, federal policy may shift to reduce the emphasis on climate change initiatives and environmental regulations.  This could include scaling back federal participation in international agreements, such as the Paris Agreement, and reducing regulatory pressures on businesses, including banks, to address climate-related risks.  Legislative and regulatory proposals aimed at combating climate change may face greater scrutiny or diminished priority.

The lack of empirical data regarding the financial and credit risks posed by climate change still makes it difficult to predict its specific impact on our financial condition and results of operations.  However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us.  For instance, such events may damage real property securing loans in our portfolios or reduce the value of that collateral.  If our borrowers’ insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our customers and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts and related regulations require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Failure to comply with these regulations could result in fines or sanctions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan. Additionally, any perceived or actual failure to prevent money laundering or terrorist financing activities could significantly damage our reputation. These outcomes could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Risks Related to Cybersecurity, Data, Fraud, Third Parties and Technology

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide products and services necessary for our day-to-day operations. Accordingly, our operations are exposed to risks associated with vendor performance under service-level agreements. If a vendor fails to meet its contractual obligations due to changes in its organizational structure, financial condition, support for existing products and services, strategic focus, or any other reason, our operations could be disrupted, potentially causing a material adverse impact on our financial condition and results of operations. Furthermore, we could be adversely affected if a vendor agreement is not renewed or is renewed on terms less favorable to us. Regulatory agencies also require financial institutions to remain accountable for all aspects of vendor performance, including activities delegated to third parties. Additionally, disruptions or failures in the physical infrastructure or operating systems supporting our business and customers, or cyber-attacks or security breaches involving networks, systems, or devices used by our customers to access our services, could lead to client attrition, regulatory fines or penalties, reputational damage, reimbursement or compensation costs, and increased compliance expenses.  Any of these outcomes could materially and adversely affect our financial condition and results of operations.

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to our business operations, as we rely on these systems to manage customer relationships, maintain our general ledger, and support virtually all other aspects of our operations.  Our business depends on the secure processing, storage, and transmission of confidential and other information through our computer systems and networks. Although we take protective measures and adapt them as circumstances evolve, our systems, software, and networks may remain vulnerable to breaches, unauthorized access, denial-of-service attacks, misuse, malware, or other cyber threats. If any of these events occur, they could compromise our or our customers’ confidential information, disrupt operations, or harm our customers and counterparties.

We may incur significant expenses to investigate and remediate security vulnerabilities, enhance protective measures, or address the impact of a cyber-attack.  Such incidents could expose us to litigation, regulatory scrutiny, and financial losses not fully covered by insurance.  They could also cause significant reputational damage, which may deter customers from using our services.

Cybersecurity risks are particularly acute in internet banking. Increases in criminal sophistication, advances in technology, or vulnerabilities in third-party systems (such as browsers and operating systems), could lead to breaches that compromise the security of data and transactions.  A breach could discourage customers from using our online services, negatively impacting our business.

While we have developed and continue to invest in systems and processes to detect and prevent security breaches, no system is foolproof.  Breaches could result in financial losses to us or our customers, reputational harm, additional compliance costs, business disruption, regulatory penalties, and potential legal liabilities.  These outcomes could materially adversely affect our financial condition, results of operations, and ability to grow our online services.  In addition, our security measures may not protect us from system failures or interruptions. Although we have policies and procedures to mitigate such risks, we cannot guarantee their effectiveness.  We also rely on third-party providers for data processing and operational support. While we carefully select these providers, we do not control their actions. If a third-party vendor experiences disruptions, cyber-attacks, or fails to meet our service standards, it could impair our ability to process transactions, deliver products and services, or conduct business.  Transitioning to alternative vendors could involve significant delays and costs.

Further, information security risks may arise from the processing of customer data by third-party vendors and their personnel. We cannot assure you that breaches, system failures, or interruptions will not occur or that they will be adequately addressed by us or our vendors.  Additionally, our insurance coverage may not fully protect against all losses from such events.

If any of our third-party providers experience financial, operational, or technological difficulties, or if disruptions occur in our relationships with them, we may be required to find alternative service providers.  This could involve negotiating less favorable terms or incurring substantial costs to implement new systems.  Any of these occurrences, whether system failures, security breaches, or vendor disruptions, could damage our reputation, result in customer and business losses, expose us to regulatory scrutiny and legal liabilities, and have a material adverse effect on our financial condition and results of operations.

Our current and future uses of Artificial Intelligence (AI) and other emerging technologies may create additional risks.

The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and customer trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or customer service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive customer information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.

Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and customer support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode customer trust and expose us to regulatory scrutiny.

Mitigating these risks requires a robust governance framework, regularly testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections, and employee training are critical to managing these risks.

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

The Bank is susceptible to fraudulent activity that may be committed against us or our clients which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client’s information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation.  Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects. At December 31, 2024, FS Bancorp had $9.2 million in unrestricted cash to support dividend and debt payments.

The markets in which the Company operates are subject to the risk of flooding, mudslides, and other natural disasters.

The Company’s offices are located in Washington and Oregon. Also, most of the real and personal properties securing the Company’s loans are located in either Washington or Oregon which areas are prone to flooding, mudslides, brush fires, earthquakes, and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major flood, mudslide, brush fire, earthquake or other natural disaster, the Company faces the risk that many of the Company’s borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, a major flood, mudslide, brush fire, earthquake or other natural disaster could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Regulatory Changes to Diversity, Equity and Inclusion (“DEI”) and Environmental, Social and Governance (“ESG”) Practices May Adversely Impact Our Reputation, Compliance Costs, and Business Operations

In light of the recent executive order titled “Ending Illegal Discrimination and Restoring Merit-Based Opportunity,” which revokes previous mandates promoting DEI and directs federal agencies to combat “illegal DEI” practices in the private sector, we must reassess our ESG strategies to ensure compliance with the evolving regulatory environment.  The order signals a shift in federal oversight and enforcement priorities, potentially affecting internal policies, hiring practices, supplier diversity programs, and corporate governance frameworks.

The executive order rescinds prior directives, such as Executive Order 11246, which required affirmative action and non-discriminatory practices by federal contractors.  As a result, federal agencies may reevaluate existing contracts, scrutinize hiring and promotion policies, and take enforcement actions against companies perceived to be engaging in practices that do not align with the revised federal standards.  Additionally, new guidance or rulemaking stemming from the executive order could impose restrictions on voluntary DEI initiatives, training programs, or supplier diversity efforts.  These developments may necessitate changes to our internal policies, reporting obligations, and public disclosures, creating operational and compliance challenges.

Failure to align our DEI efforts with the current legal framework could result in reputational damage, legal challenges, and adverse impacts on our operations.  Government investigations, enforcement actions, or private litigation challenging our DEI-related policies could lead to financial penalties, increased legal costs, and potential restrictions on our ability to engage in government contracting.  Moreover, various private third-party organizations continue to evaluate companies based on ESG and DEI practices.  Unfavorable ratings from these entities could influence investor decisions, limit access to capital, and generate negative sentiment among stakeholders.

While the executive order aims to eliminate specific DEI programs, investors, customers, and other stakeholders may still expect transparency and commitment to broader ESG goals, including workforce diversity, community engagement, and responsible corporate governance.  Companies that scale back DEI initiatives to comply with federal mandates may face backlash from institutional investors, advocacy groups, and employees who view such actions as a retreat from social responsibility commitments.  Additionally, inconsistencies between federal and state-level DEI policies may create further complexities, as certain states continue to mandate affirmative action or corporate diversity disclosures.

Adapting to the recent regulatory changes is crucial to maintaining our reputation, ensuring operational continuity, and meeting stakeholder expectations in the evolving ESG landscape.  Noncompliance or perceived noncompliance with the executive order and related regulatory guidance could expose us to increased regulatory scrutiny, litigation risks, and limitations on business opportunities.  At the same time, misalignment with investor and stakeholder expectations regarding ESG and DEI commitments could impair our brand value, reduce employee engagement and retention, and negatively impact our stock performance.  Given these factors, we must carefully assess and adjust our policies, disclosures, and risk mitigation strategies to navigate the shifting legal and business environment effectively.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management Strategy

             As a financial institution, cybersecurity presents significant risks that could materially impact the Company’s operations, financial performance, and reputation. A successful cyberattack could result in operational disruptions, financial losses, regulatory scrutiny, legal liability, and reputational damage. Accordingly, the protection of customer and business information is a top priority. Cybersecurity risk management is a component of the Company’s formal Information Security Program. The Information Security Program is incorporated into the Company’s Enterprise Risk Management Program, ensuring a holistic approach to risk prevention, detection, mitigation, and remediation of cybersecurity threats.

The Information Security Program is based on regulation and guidance established by agencies, including but not limited to, the Federal Financial Institutions Counsel (“FFIEC”) and the FDIC. The Information Security Program begins with risk assessment. At least annually, the Company’s Information Security team completes an information security risk assessment in accordance with regulatory guidance. While cyber threats are included in the overall information security risk assessment, a targeted cybersecurity risk assessment is also completed, utilizing the FFIEC Cybersecurity Assessment Tool (“FFIEC CAT”). The FFIEC CAT specifically assesses the maturity and effectiveness of the Bank’s cybersecurity programs. In addition to the FFIEC CAT, the Bank partners with internal and external auditors to conduct various assessments throughout the year to identify, manage, and mitigate cybersecurity risks. The assessments conducted include but are not limited to: vulnerability assessments, penetration testing, social engineering, and onsite security assessments. Risk assessments consider size and complexity, are formally documented, and adapt to changes in the technology and organizational environment. Management and the Board of Directors use risk assessment data to make informed risk management decisions based on a full understanding of the risks. Management and the Board also consider the results of these assessments when overseeing operations. A strong, high-level risk assessment process provides the foundation for more detailed assessments within the functional risk management areas, as well as improves policy and internal control decisions across the organization.

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

Information Security Program

●

Vendor Management. The Company maintains a formally documented Vendor Management Program that includes an information security review of all new and existing third-party vendor relationships. The Vendor Management team ensures initial and ongoing due diligence is performed on all third-party relationships according to policy.  Quarterly Vendor Management program updates are provided, and the policy is reviewed and approved annually by the Audit Committee of the Board of Directors.

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

●	Comprehensive security awareness training and testing for all bank employees. Various communication strategies to communicate new and existing cybersecurity threats are used. Employees receive regular virtual and in-person security awareness training through simulated tests, online training courses, company communications, and in-person training and testing events. Training and testing efforts are included in the quarterly update to the Board of Directors.

●	Incident Response. A comprehensive Incident Response Plan has been developed and tested. The Plan contains information for employees to ensure they can recognize, investigate, communicate, prevent, and document an incident that threatens the confidentiality, integrity, or availability of information or systems. All incidents are reported to, and the Plan is reviewed and approved by, the Audit Committee of the Board of Directors.

●	Independent Audit and Testing. The Company’s Audit Department schedules and oversees a regular review of program design and effectiveness by independent third-party audit firms that specialize in technology and cybersecurity. Results are reported directly to senior management and the Audit Committee of the Board of Directors.

●	Remediation Tracking. Remediation and tracking sheets are developed for all audit and assessment results. Progress is monitored by the Audit Department and reported to the Audit Committee of the Board of Directors regularly.

●	Cyber Insurance Coverage. The Company maintains a cyber insurance policy as part of its overall risk management strategy to mitigate financial losses in the event of a cybersecurity incident.

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

The Information Security team, engaged in enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes, ensures a complete approach to safeguarding the confidentiality, integrity, and availability of sensitive information. The Information Security team consists of experienced information security professionals and is led by the CIO. The CIO has more than 25 years of information technology and banking leadership experience and holds a Certified Information Systems Security Professional (“CISSP”) designation. Reporting to the CIO is the Information Security Manager who has more than 10 years of cybersecurity experience in the Financial Institution industry and possesses a master’s degree in information systems management with an emphasis in cybersecurity. Complementing the independent Information Security team, is the Information Technology (IT) team. The IT System Administration & Engineering Manager has over eight years financial institution technology experience and a master’s degree in information systems management with a cybersecurity management specialization and the Systems Support Manager has over 20 years of financial institution technology experience, ensuring technology operations occur with a security-focused mindset. In addition to experienced information security and information technology teams, the Company engages with industry experts for managed security services. This collaborative effort includes threat intelligence gathering, firewall management, intrusion detection system monitoring, intrusion prevention services, and security information and event management monitoring, ensuring round-the-clock protection.

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

Cybersecurity Incidents

As of the reporting period, the Company has not experienced any material cybersecurity incidents that have had a significant impact on operations, data integrity, or financial performance.  However, the Company continuously monitors and evaluates cybersecurity threats, including those affecting third-party service providers.  While some third-party vendors have reported cybersecurity events, none have materially impacted the Company's systems, computing environments, or customer data.  The Company remains committed to enhancing its cybersecurity defenses through ongoing risk assessments, investment in technology, and adherence to industry best practices.

Item 2. Properties

At December 31, 2024, the Company maintained a headquarters office in Mountlake Terrace, Washington, an administrative office in Aberdeen, Washington, 27 full-service bank branches, and 13 loan production offices, with an aggregate net book value of $29.8 million. The Company owns its headquarters office, its administrative office and 20 of its 27 branch offices. The remaining branch offices and the seven stand-alone loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material. The Company’s leases have remaining lease terms of 3 months to 5.5 years, some of which include options to extend the leases for up to five years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are suitable for the Company’s needs. For additional information see “Note 6 – Premises and Equipment” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.” At December 31, 2024, there were approximately 190 shareholders of record based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers.

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

Issuer Purchases of Equity Securities. The following table summarizes common stock repurchases during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan or Program (1)
October 1, 2024 - October 31, 2024	—	$—	—	$6,397,829
November 1 - November 31, 2024	34,767	48.47	34,767	4,712,673
December 1, 2024 - December 31, 2024	—	—	—	4,712,673
Total for the quarter	34,767	$48.47	34,767	$4,712,673

________________________________

(1)  On August 15, 2023, the Company publicly announced that its Board of Directors approved a stock repurchase program, authorizing the repurchase up to $5.0 million of Company common stock, representing approximately 2.5% of its outstanding shares as of that date.  On November 15, 2024, following completion of the August 2023 stock repurchase program, the Company publicly announced that its Board of Directors approved a new stock repurchase program, authorizing the repurchase up to $5.0 million of Company common stock, representing approximately 1.4% of its outstanding shares as of that date.  The repurchase may be executed, from time to time, in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards, over a 12-month period until October 31, 2025.  The actual timing, price, and number of shares repurchased under the program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, price, general business and market conditions, and alternative investment opportunities.  The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

.

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ S&P 500 Index (U.S. Stock) and S&P U.S. SmallCap Banks Index. Total return assumes the reinvestment of all dividends and that the value of common stock and bank index was $100 on December 31, 2019.

Source: S&P Global Market Intelligence

Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
FS Bancorp, Inc.	$100.00	$87.58	$109.28	$111.93	$127.73	$145.99
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44

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

As a diversified lender, the Company specializes in originating various types of loans, including CRE, multi-family, construction, one-to-four-family, and home equity loans, as well as, consumer loans, such as fixture secured loans, and marine loans, along with commercial business loans.  The Company's lending strategies aim to capitalize on new lending opportunities, arising from recent market consolidation, and focus on relationship lending.

At December 31, 2024, the Company's loan portfolio included real estate loans, consumer loans, and commercial business loans representing 63.7%, 24.5%, and 11.8% of the total loan portfolio, respectively.

A significant portion of our consumer loan portfolio consists of fixture secured loans, which are used to finance home improvement projects such as window and gutter replacements, siding upgrades, solar panel installations, and spas. These loans rely heavily on our network of 46 active contractors and dealers across Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire.  Five of these contractor/dealers were responsible for 74.1% of the dollar volume of funded loans for the year ended December 31, 2024. The Company funded $121.3 million, consisting of 5,444 loans in the fixture-secured consumer loan category during the year ended December 31, 2024.

The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Year Ended
	December 31, 2024		December 31, 2023
State	Amount	Percent	Amount	Percent
Washington	$46,341	38.2%	$72,166	35.1%
Oregon	25,195	20.8	48,831	23.8
California	12,725	10.5	34,219	16.7
Idaho	7,503	6.2	13,787	6.7
Colorado	8,026	6.6	7,442	3.6
Arizona	3,893	3.2	5,846	2.8
Nevada	2,926	2.4	4,697	2.3
Minnesota	2,533	2.1	8,312	4.0
Texas	1,812	1.5	1,685	0.8
Utah	4,822	4.0	5,062	2.5
Massachusetts	2,524	2.1	778	0.4
Montana	2,031	1.6	2,200	1.1
New Hampshire	1,002	0.8	322	0.2
Total fixture secured loans	$121,333	100.0%	$205,347	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $695.2 million of one-to-four-family loans (which included loans held for sale, loans held for investment and fixed seconds) in addition to $20.5 million of loans brokered to other institutions through the home lending segment during the year ended December 31, 2024, of which $564.8 million were sold to investors. Of the loans sold to investors, $233.9 million were sold to the FNMA, FHLMC, FHLB, and GNMA with servicing rights retained for the purpose of further developing these customer relationships. At December 31, 2024, one-to-four-family residential mortgage loans held for investment totaled $617.3 million, or 24.4% of the total gross loan portfolio, while loans held for sale totaled $27.8 million and residential home equity loans totaled $75.1 million at that date.

For the year ended December 31, 2024, one-to-four-family loan originations and refinancing activity increased compared to the prior period as a result of slightly decreased market interest rates and slightly more housing inventory. Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, continues to be an important element in our total loan portfolio, and we continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically have a maturity period of six to 18 months, with disbursements not fully realized at origination, leading to a short-term reduction in net loans receivable.

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

The Company’s earnings are primarily dependent upon net interest income, the difference between interest income and interest expense.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and the interest rates paid on these deposits and borrowings.  The Company's earnings are also affected by fee income from mortgage banking activities, the provision for (recovery of) credit losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we must make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.  See “Note 1 – Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K for a summary of significant accounting policies and the effect on our financial statements.

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

ACL on Available-for-Sale Securities. For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell or is more likely than not to be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded, limited by the amount that the fair value is less than the amortized cost basis.

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

ACL on Loans. The ACL on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectability of a loan balance is confirmed and recaptures are credited to the ACL when received. In the case of recaptures, amounts may not exceed the aggregate of amounts previously charged off.

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

Where the primary and/or expected source of repayment of a specific loan is believed to be the future liquidation of available collateral, impairment will generally be measured based upon expected future collateral proceeds, net of disposition expenses including sales commissions as well as other costs potentially necessary to sell the asset(s) (i.e., past due taxes, liens, etc.). Estimates of future collateral proceeds will be based upon available appraisals, reference to recent valuations of comparable properties, use of consultants or other professionals with relevant market and/or property-specific knowledge, and any other sources of information believed appropriate by management under the specific circumstances. When appraisals are ordered to support the impairment analysis of an individually evaluated loan, the appraisal is reviewed by the Company’s internal appraisal reviewer.

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

Our Business and Operating Strategy and Goals

The Company’s primary objective is to operate 1st Security Bank as a well-capitalized, profitable, independent, community-oriented financial institution, serving customers in its primary market area defined generally as the greater Puget Sound market area. The Company’s strategy is to provide innovative products and superior customer service to small businesses, industry and geographic niches, and individuals located in its primary market area. Services are currently provided to communities through the main office, 27 full-service bank branches and 13 loan production offices (seven of which are stand-alone), which are supported with 24/7 access to on-line banking and participation in a worldwide ATM network.

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

Growing and diversifying the loan portfolio and revenue streams. The Company is a diversified lender that seeks to grow and maintain the current level of diversification in its portfolio. At December 31, 2024, the Company's loan portfolio included real estate loans, consumer loans, and commercial business loans representing 63.7%, 24.5%, and 11.8% of the total loan portfolio, respectively.

Maintaining strong asset quality. The Company believes that strong asset quality is a key to long-term financial success. The percentage of nonperforming loans to total gross loans were 0.54% and 0.45% at December 31, 2024 and 2023, respectively. The percentage of nonperforming assets to total assets were 0.45% and 0.37% at December 31, 2024 and 2023, respectively. Management actively addresses delinquent loans and nonperforming assets by pursuing aggressive collection efforts for consumer debts, marketing saleable foreclosed or repossessed properties, working on classified assets' resolutions and implementing loan charge-offs. In recent years, the Company focused on originating consumer loans for borrowers with higher credit scores, generally, over 720 while maintaining flexibility with its policy.  While the Company plans to emphasize specific lending products, including commercial and multi-family real estate loans, construction and development loans (including speculative residential construction loans), and commercial business loans, it remains committed to expanding the size of its one-to-four-family residential mortgage loans and consumer loan portfolios.  Throughout these initiatives, the Company maintains a conservative approach to lending and manages credit exposures by leveraging the expertise of experienced bankers.

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

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Assets. Total assets increased $56.5 million to $3.03 billion at December 31, 2024, from $2.97 billion at December 31, 2023. The increase was primarily due to increases in loans receivable, net of $100.5 million, other assets of $21.3 million and FHLB stock of $13.5 million. These increases were partially offset by decreases in interest-bearing deposits at other financial institutions of $36.3 million, CDs at other financial institutions of $22.4 million, securities available-for-sale of $11.8 million, MSRs held for sale of $8.1 million and core deposit intangible of $3.6 million. The net increase in total assets was primarily funded by borrowings during the year ended December 31, 2024.

Loans receivable, net, increased $100.5 million, to $2.50 billion at December 31, 2024, from $2.40 billion at December 31, 2023. Total real estate loans increased $83.3 million to $1.61 billion at December 31, 2024, compared to December 31, 2023, reflecting increases in one-to-four-family portfolio loans of $49.6 million, construction and development loans of $27.6 million, multi-family loans of $21.5 million, and home equity loans of $5.7 million, offset by a decrease in CRE loans of $21.0 million. Undisbursed construction and development loan commitments increased $19.5 million, or 12.6%, to $174.1 million at December 31, 2024, as compared to $154.6 million at December 31, 2023. Commercial business loans increased $44.1 million to $299.9 million at December 31, 2024, compared to December 31, 2023, as a result of increases in C&I loans of $48.7 million, offset by a decrease in warehouse lending of $4.7 million.  Consumer loans decreased $26.6 million to $620.2 million at December 31, 2024, compared to December 31, 2023, primarily due to decreases of $28.0 million in indirect home improvement loans, offset by an increase of $1.6 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased $2.2 million to $27.8 million at December 31, 2024, from $25.7 million at December 31, 2023.  The Company continues to invest in its home lending operations and strategically manage production capacity in the markets we serve.

One-to-four-family loan originations for the year ended December 31, 2024, included $535.6 million of loans originated for sale, $159.5 million of portfolio loans including first and second liens, and $20.5 million of loans brokered to other institutions.

Originations of one-to-four-family loans to purchase and to refinance a home for the periods indicated were as follows:

(Dollars in thousands)	For the Year Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$626,937	87.6%	$497,669	91.6%	$129,268	26.0%
Refinance	88,662	12.4	45,925	8.4	42,737	93.1%
Total	$715,599	100.0%	$543,594	100.0%	$172,005	31.6%

During the year ended December 31, 2024, the Company sold $564.8 million of one-to-four-family loans, compared to $408.0 million one year ago. Gross margin on home loans sales increased to 3.08% for the year ended December 31, 2024, compared to 3.07% for the year ended December 31, 2023. Gross margin is defined as the margin on loans sold without the impact of deferred loan costs.

The ACL on loans was $31.9 million, or 1.26% of gross loans receivable (excluding loans held for sale), at December 31, 2024, compared to $31.5 million, or 1.30% of gross loans receivable (excluding loans held for sale), at December 31, 2023. The ACL on unfunded loan commitments decreased $123,000 to $1.4 million at December 31, 2024, from $1.5 million at December 31, 2023.

Classified loans totaled $22.9 million at December 31, 2024, all of which were classified as substandard, compared to $24.9 million at December 31, 2023, consisting of $24.5 million classified as substandard and $399,000 as doubtful. The $1.6 million decrease in substandard loans was primarily due to decreases of $1.3 million in commercial and industrial loans, $318,000 in commercial real estate loans, and $186,000 in indirect home improvement loans, partially offset by an increase of $281,000 in construction and development loans.

Nonperforming loans, consisting solely of nonaccrual loans, increased $2.6 million to $13.6 million at December 31, 2024, from $11.0 million at December 31, 2023, primarily due to increases in CRE loans of $1.7 million, commercial business loans of $763,000, construction and development loans of $280,000, partially offset by decreases in indirect home improvement loans of $186,000 and marine loans of $53,000.  At December 31, 2024, nonperforming loans consisted of $5.0 million in construction and development loans, $3.4 million in commercial business loans, $2.8 million in CRE loans, $1.7 million in indirect home improvement loans, $289,000 in marine loans, $261,000 of home equity loans, $164,000 in one-to-four-family loans, and $14,000 in other consumer loans. The ratio of nonperforming loans to total gross loans was 0.54% at December 31, 2024, compared to 0.45% at December 31, 2023. We had no OREO at December 31, 2024 and 2023.  See “Item 1. Business – Lending Activities – Asset Quality” of this Form 10–K for additional information regarding the Company’s nonperforming loans.

Liabilities. Total liabilities increased $25.2 million to $2.73 billion at December 31, 2024, from $2.71 billion at December 31, 2023, primarily due to an increase of $214.1 million in borrowings, offset by a $182.9 million decrease in deposits.

Total deposits decreased $182.9 million to $2.34 billion at December 31, 2024, from $2.52 billion at December 31, 2023, reflecting a decrease in brokered CDs. Transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) decreased $100.1 million to $814.7 million at December 31, 2024, from $914.9 million at December 31, 2023, due to decreases of $67.5 million in interest-bearing checking ($70.2 million of which was brokered deposits), $26.4 million in noninterest-bearing checking and $6.3 million in escrow accounts (also noninterest bearing) related to mortgages serviced. Money market and savings accounts decreased $14.9 million to $495.8 million at December 31, 2024, from $510.7 million at December 31, 2023 as depositors shifted to higher yielding CDs and other investment alternatives.

CDs, which include both retail and non-retail CDs, decreased $67.9 million to $1.03 billion at December 31, 2024, from December 31, 2023, primarily due to a reduction in non-retail CDs.  Retail CDs increased $151.8 million to $874.1 million at December 31, 2024, from $722.3 million at December 31, 2023, while non-retail CDs, which include brokered CDs, online CDs and public funds CDs decreased $219.7 million to $154.8 million, compared to $374.5 million at December 31, 2023. The decrease in non-retail CDs was primarily due to a decrease of $218.3 million in brokered CDs, as management shifted its funding source to FHLB advances for more favorable rates. Non-retail CDs represented 15.0% and 33.7% of total CDs at December 31, 2024 and December 31, 2023, respectively.

Deposits are summarized as follows at the years indicated:

(Dollars in thousands)	December 31,
	2024	2023
Noninterest-bearing checking	$627,679	$654,048
Interest-bearing checking (1)	176,561	244,028
Savings	154,188	151,630
Money market (2)	341,615	359,063
CDs less than $100,000 (3)	440,257	587,858
CDs of $100,000 through $250,000	455,594	429,373
CDs greater than $250,000 (4)	133,045	79,540
Escrow accounts related to mortgages serviced (5)	10,479	16,783
Total	$2,339,418	$2,522,323

_______________________________

(1)	There were no brokered deposits and $70.2 million of brokered deposits at December 31, 2024 and December 31, 2023, respectively.
(2)	Includes $279,000 and $1,000 of brokered deposits at December 31, 2024 and December 31, 2023, respectively.
(3)	Includes $143.1 million and $361.3 million of brokered CDs at December 31, 2024 and December 31, 2023, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $652.7 million or 27.9% of total deposits, at December 31, 2024, compared to approximately $606.5 million or 24.0% of total deposits at December 31, 2023. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Borrowings increased $214.1 million to $307.8 million at December 31, 2024, from $93.7 million at December 31, 2023.  The increased borrowings were primarily attributable to the decrease in total deposits, more specifically, brokered CDs, as management shifted its funding source to FHLB advances for more favorable rates.  At December 31, 2024, borrowings were comprised of FHLB advances of $258.8 million, overnight borrowings of $41.0 million, and FRB borrowings of $8.0 million.

Stockholders’ Equity. Total stockholders’ equity increased $31.3 million to $295.8 million at December 31, 2024, from $264.5 million at December 31, 2023. The increase in stockholders’ equity reflects net income of $35.0 million, partially offset by cash dividends totaling $8.3 million and stock repurchases totaling $2.9 million, which included $386,000 of shares repurchased in connection with withholding taxes paid on the vesting of restricted stock awards, and net exercise of stock options during the year 2024.  Stockholders' equity was also impacted by decreases in unrealized net losses in securities available-for-sale of $5.2 million, net of tax, and by increases in unrealized net gains on fair value and cash flow hedges of $934,000, net of tax, reflecting sales of investment securities in unrealized loss positions and changes in market interest rates benefiting hedges during the period, resulting in a $6.2 million net decline in accumulated other comprehensive loss, net of tax.

Book value per common share was $38.26 at December 31, 2024, compared to $34.36 at December 31, 2023.  The calculation of book value per share at December 31, 2024, was based on 7,729,951 common shares, derived by subtracting the 103,063 unvested restricted stock shares from the 7,833,014 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2023, was calculated based on 7,698,401 common shares, obtained by subtracting the 102,144 unvested restricted stock shares from the 7,800,545 reported common shares outstanding as of that date.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2024. Income and all average balances are monthly average balances. Nonaccrual loans have been included in the table as loans carrying a zero yield. The yields on tax-exempt municipal bonds have not been computed on a tax equivalent basis.

	Year Ended December 31,
	2024			2023			2022
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned	Yield/	Balance	Earned	Yield/	Balance	Earned	Yield/
(Dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net and loans held for sale (1)(2)	$2,511,553	$170,857	6.80%	$2,384,577	$154,945	6.50%	$2,014,017	$111,648	5.54%
Taxable AFS mortgage-backed securities (3)	122,261	4,385	3.59	93,661	1,596	1.70	86,626	1,842	2.13
Taxable AFS investment securities (3)(4)	71,091	4,535	6.38	65,704	4,578	6.97	60,729	1,431	2.36
Tax-exempt AFS investment securities (3)	89,332	1,728	1.93	128,787	2,503	1.94	130,744	2,488	1.90
Taxable HTM Investment securities	8,500	430	5.06	8,500	430	5.06	8,084	409	5.06
FHLB stock	7,579	658	8.68	4,740	245	5.17	7,231	401	5.55
Interest-bearing deposits at other financial institutions	50,741	2,244	4.42	67,063	2,895	4.32	32,689	475	1.45
Total interest-earning assets	2,861,057	184,837	6.46	2,753,032	167,192	6.07	2,340,120	118,694	5.07

Interest-bearing liabilities:
Savings and money market	503,992	7,633	1.51	612,430	5,511	0.90	781,763	3,775	0.48
Interest-bearing checking	176,205	2,521	1.43	189,107	2,586	1.37	176,204	495	0.28
Certificates of deposit	1,104,246	43,009	3.89	930,805	28,654	3.08	459,594	5,150	1.12
Borrowings	153,926	6,627	4.31	110,328	5,196	4.71	102,571	3,052	2.98
Subordinated note	49,559	1,942	3.92	49,492	1,942	3.92	49,425	1,942	3.93
Total interest-bearing liabilities	1,987,928	61,732	3.11%	1,892,162	43,889	2.32%	1,569,557	14,414	0.92%

Net interest income		$123,105			$123,303			$104,280
Net interest rate spread			3.35%			3.75%			4.15%
Net earning assets	$873,129			$860,870			$770,563
Net interest margin			4.30%			4.48%			4.46%
Average interest-earning assets to average interest-bearing liabilities	143.92%			145.50%			149.09%

____________________________

(1)	The average loans receivable, net balances include nonaccrual loans, which carry a zero yield.
(2)	Includes net deferred fee recognition of $4.9 million, $6.0 million and $8.3 million for the years ended December 31, 2024, 2023, 2022, respectively.
(3)	Shown at amortized cost.
(4)	Includes income (loss) from fair value hedges of $1.6 million, $1.5 million, and $(4,000) for the years ended December 31, 2024, 2023, 2022, respectively.

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

	Year Ended December 31, 2024 vs. 2023			Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable, net and loans held for sale (1)	$8,250	$7,662	$15,912	$20,542	$22,755	$43,297
Taxable mortgage-backed securities	487	2,302	2,789	150	(396)	(246)
Taxable AFS Investment securities	375	(418)	(43)	117	3,030	3,147
Tax-exempt AFS investment securities	(767)	(8)	(775)	(38)	53	15
Taxable HTM Investment securities	—	—	—	21	—	21
FHLB stock	147	266	413	(138)	(18)	(156)
Interest-bearing deposits at other financial institutions	(705)	54	(651)	500	1,920	2,420
Total interest-earning assets	$7,787	$9,858	$17,645	$21,154	$27,344	$48,498

Interest-bearing liabilities:
Savings and money market	$(976)	$3,098	$2,122	$(818)	$2,554	$1,736
Interest-bearing checking	(177)	112	(65)	36	2,055	2,091
Certificates of deposit	5,339	9,016	14,355	5,280	18,224	23,504
Borrowings	2,053	(622)	1,431	231	1,913	2,144
Subordinated note	3	(3)	—	2	(2)	—
Total interest-bearing liabilities	$6,242	$11,601	$17,843	$4,731	$24,744	$29,475

Net change in net interest income			$(198)			$19,023

__________________________

(1)	The average loans receivable, net balances include nonaccrual loans.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

General. Net income was $35.0 million for the year ended December 31, 2024, compared to $36.1 million for the year ended December 31, 2023, representing a $1.0 million or 2.9% decrease.  The decrease was due to a $198,000, or 0.2%, decrease in net interest income, a $3.8 million, or 4.1%, increase in noninterest expense and a $737,000, or 15.4%, increase in the provision for credit losses, partially offset by a $1.1 million, or 5.2%, increase in noninterest income and $2.7 million, or 28.9%, decrease in the provision for income taxes.

Net Interest Income. Net interest income decreased $198,000 to $123.1 million for the year ended December 31, 2024, from $123.3 million for the year ended December 31, 2023, as a $17.6 million increase in interest income was more than offset by a $17.8 million increase in interest expense. The increase in interest income was primarily driven by higher interest income on loans, reflecting both an increase in average loan balances and improved loan yields, while the greater increase in interest expense was due to higher deposit rates, particularly from increased interest on CDs.

The net interest margin (“NIM”) decreased 18 basis points to 4.30% for the year ended December 31, 2024, from 4.48% for the prior year. The decrease in NIM reflects rising deposit and borrowing costs, which outpaced the yields on interest-earning assets.

Interest Income. Interest income for the year ended December 31, 2024, increased $17.6 million, to $184.8 million, from $167.2 million for the year ended December 31, 2023. The increase was attributable to a $108.0 million increase in the average balance of total interest-earning assets, primarily loans, and a 39-basis point increase in the average yield on total interest-earning assets. Interest income on loans receivable, including fees, increased $15.9 million, 10.3%, for the year ended December 31, 2024, compared to the prior year due to an increase in the average balance of loans outstanding during the period and to new loans being originated at higher rates, and variable-rate loans repricing higher following increases in market interest rates.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2024 and 2023:

(Dollars in thousands)	Year Ended December 31,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,511,553	6.80%	$2,384,577	6.50%	$15,912
Taxable AFS mortgage-backed securities (3)	122,261	3.59	93,661	1.70	2,789
Taxable AFS investment securities (3)(4)	71,091	6.38	65,704	6.97	(43)
Tax-exempt AFS investment securities (3)	89,332	1.93	128,787	1.94	(775)
Taxable HTM investment securities	8,500	5.06	8,500	5.06	—
FHLB stock	7,579	8.68	4,740	5.17	413
Interest-bearing deposits at other financial institutions	50,741	4.42	67,063	4.32	(651)
Total interest-earning assets	$2,861,057	6.46%	$2,753,032	6.07%	$17,645

___________________________

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Includes net deferred fee recognition of $4.9 million, and $6.0 million for the years ended December 31, 2024 and 2023, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $1.6 million, and $1.5 million for the years ended December 31, 2024 and 2023, respectively.

Interest Expense. Interest expense increased $17.8 million to $61.7 million for the year ended December 31, 2024, from $43.9 million for the prior year.  The increase was primarily due to a $16.4 million increase in interest expense on deposits, mostly higher costing CDs, and a $1.4 million increase in borrowing costs. The average cost of funds for total interest-bearing liabilities increased 79 basis points to 3.11% for the year ended December 31, 2024, from 2.32% for the year ended December 31, 2023. The increase in interest expense was predominantly due to the increase in market rate for deposits and borrowings, and a shift in deposits to higher costing CDs.

The average cost of total interest-bearing deposits increased 86 basis points to 2.98% for the year ended December 31, 2024, compared to 2.12% for the year ended December 31, 2023. The average cost of funds, including noninterest-bearing checking, increased 63 basis points to 2.34% for the year ended December 31, 2024, from 1.71% for the year ended December 31, 2023.  The average balance of noninterest-bearing deposits, which include noninterest-bearing checking and escrow accounts, totaled $649.4 million and $672.2 million for the years ended December 31, 2024 and 2023, respectively.

The following table details average balances of interest-bearing liabilities, associated rates and resulting change in interest expense for the years ended December 31, 2024 and 2023:

(Dollars in thousands)	Year Ended December 31,
	2024		2023
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$503,992	1.51%	$612,430	0.90%	$2,122
Interest-bearing checking	176,205	1.43	189,107	1.37	(65)
Certificates of deposit	1,104,246	3.89	930,805	3.08	14,355
Borrowings	153,926	4.31	110,328	4.71	1,431
Subordinated note	49,559	3.92	49,492	3.92	—
Total interest-bearing liabilities	$1,987,928	3.11%	$1,892,162	2.32%	$17,843

Provision for Credit Losses. For the year ended December 31, 2024, the provision for credit losses was $5.5 million consisting of a $5.6 million provision for credit losses on loans partially offset by a $123,000 reversal of the ACL on unfunded loan commitments, compared to a $4.8 million provision for credit losses, consisting of a $5.8 million provision for credit losses on loans partially offset by a $1.0 million reversal of the ACL on unfunded loan commitments for the year ended December 31, 2023. The main reason for the 2024 provision for credit losses on loans was elevated net charge-offs.  Additionally, the increase in the ACL on loans reflected organic loan growth, shifts in credit quality (including changes in classified, past due, and nonperforming loans), and adjustments to qualitative factors.  The most significant qualitative factor change was an increase in qualitative reserves attributable to higher levels of past due, nonperforming, and net charge-offs on consumer loans relative to prior periods.  The reversals of the allowance for credit losses on unfunded loan commitments for the years indicated above were a result of decreases in total unfunded loan commitments during those periods.

During the year ended December 31, 2024, net charge-offs totaled $5.3 million, compared to $2.2 million during the year ended December 31, 2023. The increase was primarily due to increases in net charge-offs of $1.8 million in indirect home improvement loans, $905,000 in C&I loans, $313,000 in marine loans, and $71,000 in other consumer loans.  A further decline in national and local economic conditions, as a result of the effects of inflation, a recession or slowed economic growth, among other factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

The following table details activity and information related to the ACL on loans for the years ended December 31, 2024 and 2023:

	At or For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Provision for credit losses on loans	$5,635	$5,770
Net charge-offs	$5,299	$2,228
Allowance for credit losses on loans	$31,870	$31,534
Allowance for credit losses on loans as a percentage of total gross loans receivable at year end	1.26%	1.30%
Nonperforming loans	$13,601	$10,952
Allowance for credit losses on loans as a percentage of nonperforming loans at year end	234.32%	287.93%
Nonperforming loans as a percentage of gross loans receivable at year end	0.54%	0.45%
Total gross loans receivable	$2,533,821	$2,433,015

Management considers the ACL on loans at December 31, 2024, to be adequate to cover forecasted losses in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes that the estimates and assumptions used in its determination of the adequacy of the ACL on loans are reasonable, it is important to acknowledge the inherent uncertainties.  There is no assurance that these estimates and assumptions will not be proven incorrect in the future.  Additionally, there is the possibility that the actual amount of future provisions may exceed past provisions, and any potential increased provisions could adversely impact the Company's financial condition and results of operations. Furthermore, the determination of the amount of the Company's ACL on loans is subject to review by bank regulators as part of the routine examination process.  The regulators may adjust the ACL based on their judgment and the information available to them at the time of their examination.  This regulatory scrutiny adds an additional layer of evaluation and potential adjustment to the Company's credit loss provisions.

Noninterest Income. Noninterest income increased $1.1 million to $21.6 million for the year ended December 31, 2024, from $20.5 million for the year ended December 31, 2023. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31,		Increase/(Decrease)
(Dollars in thousands)	2024	2023	Amount	Percent
Service charges and fee income	$10,026	$11,138	$(1,112)	(10.0)%
Gain on sale of loans	8,557	6,711	1,846	27.5
Gain on sale of MSRs	8,356	—	8,356	100.0
Loss on sale of investment securities	(7,836)	—	(7,836)	(100.0)
Earnings on cash surrender value of BOLI	990	920	70	7.6
Other noninterest income	1,463	1,721	(258)	(15.0)
Total noninterest income	$21,556	$20,490	$1,066	5.2%

The year over year increase was primarily the result of an $8.4 million gain on sale of MSRs with no similar transaction occurring in the same period in 2023, and a $1.8 million increase in gain on sale of loans, partially offset by a $7.8 million loss on sale of investment securities resulting from management's strategic decision to increase the yields and reduce the duration of the securities portfolio, and a $1.1 million decrease in service charges and fee income due to a reduction in loan servicing fees due to the sale of MSRs in the first quarter of 2024. Gross margins on home loan sales slightly increased to 3.08% for the year ended December 31, 2024, from 3.07% for the year ended December 31, 2023.

Noninterest Expense. Noninterest expense increased $3.8 million to $97.6 million for the year ended December 31, 2024, from $93.7 million for the year ended December 31, 2023. The following table provides an analysis of the changes in the components of noninterest expense:

	Year Ended December 31,		(Decrease)/Increase
(Dollars in thousands)	2024	2023	Amount	Percent
Salaries and benefits	$55,092	$53,622	$1,470	2.7%
Operations	13,529	13,070	459	3.5
Occupancy	6,857	6,378	479	7.5
Data processing	8,424	6,852	1,572	22.9
Loss on sale of OREO	—	(148)	148	(100.0)
Loan costs	2,685	2,574	111	4.3
Professional and board fees	4,072	2,584	1,488	57.6
FDIC insurance	2,005	2,392	(387)	(16.2)
Marketing and advertising	1,310	1,349	(39)	(2.9)
Acquisition cost	—	1,562	(1,562)	100.0
Amortization of core deposit intangible	3,633	3,464	169	4.9
(Recovery) impairment of servicing rights	(38)	48	(86)	(179.2)
Total noninterest expense	$97,569	$93,747	$3,822	4.1%

The increase in noninterest expense was primarily a result of increases in data processing expenses of $1.6 million, professional (consulting) and board fees of $1.5 million, and salaries and benefits of $1.5 million, largely due to a decline in consumer loan originations and related loan origination cost offsets to salaries and benefits.  These increases were partially offset by a $1.6 million decrease in acquisition costs, as no acquisitions occurred in 2024.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, improved slightly to 67.45% for the year ended December 31, 2024, compared to 62.47% for the year ended December 31, 2023, primarily due to the growth in revenues outpacing the increase in noninterest expenses.

Provision for Income Taxes. For the year ended December 31, 2024, the Company recorded a provision for income taxes of $6.6 million on pre-tax income of $41.6 million, compared to a $9.2 million provision on pre-tax income of $45.3 million in 2023. The $2.7 million decrease in the provision was primarily due to the purchase of alternative energy tax credits in 2024, which resulted in a gain of $2.3 million. There was a net deferred tax asset of $7.1 million and $6.7 million at December 31, 2024 and 2023, respectively. Excluding the effects of tax credits, the effective corporate income tax rates for the years ended December 31, 2024 and 2023 were 21.2% and 20.4%, respectively. For additional information regarding income taxes, see “Note 12 – Income Taxes” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10–K for the year ended December 31, 2023 filed with the SEC.

Asset and Liability Management and Market Risk

Risk When Interest Rates Change. The Company's interest rates on assets and liabilities are generally contractually established for a set period. However, market rates fluctuate over time, impacting financial performance. Like other financial institutions, the Company’s results of operations are affected by changes in interest rates and sensitivity of its assets and liabilities to these changes. The risk associated with fluctuating interest rates and the Company’s ability to adapt is known as interest rate risk, which represents its most significant market risk.

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

The ALCO generally meets monthly to, among other things, protect capital through earnings stability over the interest rate cycle; maintain the Bank’s "well capitalized" status; and provide a reasonable return on investment. The committee recommends appropriate strategy changes based on this review. Additionally, the ALCO is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly. The Chief Financial Officer oversees this process on a regular basis.

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

Interest Rate Risk. The table presented below, as of December 31, 2024, is an analysis prepared for the Company by a third-party consultant.  The analysis employs various market and actual experience-based assumptions and depicts a static shock. to net interest income through instantaneous and sustained shifts in the yield curve, with adjustments in 100 basis point increments, both up and down by 300 basis points. The results present a projected income statement with minimal exposure to immediate changes in interest rates. These simulations take into account repricing, maturity, competitive factors, expected life of non-maturity deposits, and prepayment characteristics of individual products. These assumptions are based upon our experience, business plans and published industry experience. Because these assumptions are inherently uncertain, actual results may differ from simulated results. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The table illustrates the estimated change in net interest income over the next 12 months, starting from December 31, 2024.

Change in Interest	Net Interest Income
Rates in Basis Points	Amount	Change	Change
	(Dollars in thousands)
+300bp	$125,150	$(1,884)	(1.48)%
+200bp	125,869	(1,165)	(0.92)
+100bp	126,476	(558)	(0.44)
0bp	127,034	—	—
-100bp	130,334	3,300	2.60
-200bp	130,986	3,952	3.11
-300bp	131,461	4,427	3.48

As indicated by the table above, the Company's net interest income remains relatively stable across interest rate changes, indicating minimal exposure to immediate rate fluctuations.  In a rising rate environment, net interest income declines modestly, with a 1.48% decrease at +300 basis points.  In a declining rate environment, net interest income increases, with a 3.48% rise at -300 basis points.

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

The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2024.

(Dollars in thousands)	One year or less	One to two years	Two to three years	Three to five years	More than five years
Interest-earning assets	$1,004,420	$224,780	$254,390	$491,283	$1,004,181
Interest-earning liabilities	1,032,549	265,892	169,093	387,468	154,233
Cumulative interest sensitivity gap	$(28,129)	$(41,112)	$85,297	$103,815	$849,948
Cumulative interest sensitivity gap as a percentage of total assets	(0.93)%	(1.36)%	2.82%	3.43%	28.06%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(0.96)%	(1.41)%	2.92%	3.56%	29.12%

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2024, the Bank’s total borrowing capacity was $649.7 million with the FHLB of Des Moines, with unused borrowing capacity of $349.5 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans, that qualify as collateral for FHLB advances. At December 31, 2024, the Bank held approximately $1.11 billion in loans that qualify as collateral for FHLB advances.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintained a short-term borrowing line of credit with the FRB, with a current limit of $270.4 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at December 31, 2024. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans, that qualify as collateral for FRB line of credit. At December 31, 2024, the Bank held approximately $606.5 million in loans that qualify as collateral for the FRB line of credit. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of total deposits or $469.7 million at December 31, 2024. Total brokered deposits at December 31, 2024 were $143.4 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2024, the outstanding loan commitments totaled $558.5 million, which included $174.1 million of undisbursed construction and development loan commitments. For information regarding our commitments and off-balance sheet arrangements, see “Note 13 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K. Securities purchased during the years ended December 31, 2024 and 2023 totaled $110.3 million and $76.0 million, respectively, and all are classified as available-for-sale.  Securities repayments, maturities and sales in those periods were $119.6 million and $17.3 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the years ended December 31, 2024 and 2023, the Bank sold $564.8 million and $405.0 million in loans, respectively. During the years ended December 31, 2024 and 2023, the Bank received $700.0 million and $652.7 million in principal repayments on loans, respectively.

The Bank’s liquidity has been impacted by changes in deposit levels, with deposit outflows of $182.9 million in 2024 following deposit inflows of $394.6 million in 2023. The year to date changes in deposits included a $288.2 million decrease and a $37.7 million increase in brokered deposit for the years ended December 31, 2024, respectively.   While the Bank's liquidity position remains strong, the shift directly affected the Bank's liquid assets in the form of cash and cash equivalents, CDs at other financial institutions and investment securities, which decreased to $323.0 million at December 31, 2024 from $391.2 million at December 31, 2023. CDs scheduled to mature in one year or less at December 31, 2024, totaled $869.3 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, the Bank believes that a majority of maturing relationship deposits will remain with the Bank.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during the year ending December 31, 2025 that would materially impact liquidity. We also have purchase obligations, with remaining terms generally less than three years and contracts with various vendors to provide services, including information processing.  These contracts typically extend for periods ranging from one to five years, and our financial obligations are contingent upon satisfactory performance by the vendor.

For the year ending December 31, 2025, we project that fixed commitments will include $1.7 million of operating lease payments and $259.0 million of scheduled payments and maturities of FHLB advances and FRB borrowings. For information regarding our operating leases and borrowings, see “Note 7 – Leases” and “Note 11 – Debt”, respectively, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

The Bank's management believes that the Company's liquid assets combined with its available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

As a separate legal entity from the Bank, FS Bancorp must provide for its own liquidity. Sources of capital and liquidity for FS Bancorp include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2024, FS Bancorp, Inc. had $9.2 million in unrestricted cash to meet liquidity needs.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.28 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued cash dividend payment during 2025 at this rate of $0.28 per share, our average total dividend paid each quarter would be approximately $2.2 million based on the number of our current outstanding shares as of December 31, 2024.

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2024, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well capitalized" status under the capital categories of the FDIC. Based on capital levels at December 31, 2024, the Bank was considered to be "well capitalized". At December 31, 2024, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.2%, 12.9%, 14.2%, and 12.9%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. As the Company was under $3.0 billion in assets as of June 30, 2024, the Company was still considered a small holding company as of December 31, 2024. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be "well capitalized" under the prompt corrective action regulations. If FS Bancorp were subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2024, FS Bancorp would have exceeded all regulatory capital requirements. For informational purposes, the regulatory capital ratios calculated for FS Bancorp at December 31, 2024 were 9.9% for Tier 1 leverage-based capital, 11.4% for Tier 1 risk-based capital, 14.5% for total risk-based capital, and 11.4% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 15 – Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

Recent Accounting Pronouncements

For a discussion of recent accounting standards, please see “Note 1 – Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

FS Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans totaled $31.9 million as of December 31, 2024. The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of the net amount expected to be collected on loans is based on relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts.

We identified management’s risk-grade grouping of loans, and the qualitative and environmental adjustments, which are used in the calculation of the allowance for credit losses on loans, as a critical audit matter. The qualitative and environmental adjustments are used to estimate factors that are not captured in the modeled expected losses. In turn, auditing management’s complex judgments regarding the determination of qualitative and environmental adjustments applied to the allowance for credit losses on loans involved a high degree of auditor judgment due to the nature and extent of the audit evidence and effort required to audit the matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  Our audit procedures related to the critical accounting matter included the following, among others:

●

Testing the design, implementation, and operating effectiveness of controls related to management’s calculation of the allowance for credit losses on loans, including controls over the accuracy and application of qualitative and environmental adjustments.

●

Testing the completeness and accuracy of the data used in the calculation, application of the qualitative and environmental adjustments, all of which are determined by management and used in the calculation.

●

Obtaining management’s analysis and supporting documentation related to the qualitative and environmental adjustments and testing whether the adjustments used in the calculation of the allowance for credit losses on loans are supported by the analysis provided by management.

●

Evaluating the relevance and reliability of the external data used by management to estimate the qualitative and environmental adjustments used in the calculation of the allowance for credit losses on loans.

/s/ Moss Adams LLP

Everett, Washington

March 17, 2025

We have served as the Company’s auditor since 2006.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

(Dollars in thousands, except share data)

	December 31,
ASSETS	2024	2023
Cash and due from banks	$19,280	$17,083
Interest-bearing deposits at other financial institutions	12,355	48,608
Total cash and cash equivalents	31,635	65,691
Certificates of deposit at other financial institutions	1,727	24,167
Securities available-for-sale, at fair value (amortized cost of $310,272 and $328,695, net of allowance for credit losses of $0 and $0, respectively)	281,175	292,933
Securities held-to-maturity, net of allowance for credit losses of $45 (fair value of $8,144 and $7,666, respectively)	8,455	8,455
Loans held for sale, at fair value	27,835	25,668
Loans receivable, net of allowance for credit losses of $31,870 and $31,534 (includes loans of $12,728 and $15,088, at fair value, respectively)	2,501,951	2,401,481
Accrued interest receivable	13,881	14,005
Premises and equipment, net	29,756	30,578
Operating lease right-of-use (“ROU”) assets	5,378	6,627
Federal Home Loan Bank (“FHLB”) stock, at cost	15,621	2,114
Deferred tax asset, net	7,059	6,725
Bank owned life insurance (“BOLI”), net	38,528	37,719
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	9,204	9,090
MSRs held for sale, held at the lower of cost or fair value	—	8,086
Goodwill	3,592	3,592
Core deposit intangible, net	13,710	17,343
Other assets	39,670	18,395
TOTAL ASSETS	$3,029,177	$2,972,669
LIABILITIES
Deposits:
Noninterest-bearing accounts	$638,158	$670,831
Interest-bearing accounts	1,701,260	1,851,492
Total deposits	2,339,418	2,522,323
Borrowings	307,806	93,746
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(406)	(473)
Total subordinated notes less unamortized debt issuance costs	49,594	49,527
Operating lease liabilities	5,556	6,848
Other liabilities	31,036	35,737
Total liabilities	2,733,410	2,708,181
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,833,014 and 7,800,545 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	78	78
Additional paid-in capital	55,716	57,362
Retained earnings	257,113	230,354
Accumulated other comprehensive loss, net of tax	(17,140)	(23,306)
Total stockholders’ equity	295,767	264,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,029,177	$2,972,669

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED December 31, 2024, 2023 and 2022

(Dollars in thousands, except earnings per share data)

	Year Ended December 31,
	2024	2023	2022
INTEREST INCOME
Loans receivable, including fees	$170,857	$154,945	$111,648
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	13,980	12,247	7,046
Total interest and dividend income	184,837	167,192	118,694
INTEREST EXPENSE
Deposits	53,163	36,751	9,420
Borrowings	6,627	5,196	3,052
Subordinated notes	1,942	1,942	1,942
Total interest expense	61,732	43,889	14,414
NET INTEREST INCOME	123,105	123,303	104,280
PROVISION FOR CREDIT LOSSES	5,511	4,774	6,217
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	117,594	118,529	98,063
NONINTEREST INCOME
Service charges and fee income	10,026	11,138	8,525
Gain on sale of loans	8,557	6,711	7,917
Gain on sale of MSRs	8,356	—	—
Loss on sale of investment securities, net	(7,836)	—	—
Earnings on cash surrender value of BOLI	990	920	876
Other noninterest income	1,463	1,721	790
Total noninterest income	21,556	20,490	18,108
NONINTEREST EXPENSE
Salaries and benefits	55,092	53,622	47,632
Operations	13,529	13,070	10,743
Occupancy	6,857	6,378	5,165
Data processing	8,424	6,852	6,062
Gain on sale of OREO	—	(148)	—
Loan costs	2,685	2,574	2,718
Professional and board fees	4,072	2,584	3,154
Federal Deposit Insurance Corporation (“FDIC”) insurance	2,005	2,392	1,224
Marketing and advertising	1,310	1,349	897
Acquisition cost	—	1,562	898
Amortization of core deposit intangible	3,633	3,464	691
(Recovery) impairment of MSRs	(38)	48	(1)
Total noninterest expense	97,569	93,747	79,183
INCOME BEFORE PROVISION FOR INCOME TAXES	41,581	45,272	36,988
PROVISION FOR INCOME TAXES	6,557	9,219	7,339
NET INCOME	$35,024	$36,053	$29,649
Basic earnings per share	$4.48	$4.63	$3.75
Diluted earnings per share	$4.36	$4.56	$3.70

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED December 31, 2024, 2023 and 2022

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$35,024	$36,053	$29,649
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized (loss) gain during period	(1,171)	6,779	(41,849)
Income tax benefit (provision) related to unrealized (loss) gain	252	(1,458)	8,998
Reclassification adjustment for realized loss, net included in net income	7,836	—	—
Income tax benefit related to reclassification for realized loss, net	(1,685)	—	—
Derivative financial instruments:
Unrealized derivative gain during period	7,738	1,651	9,844
Income tax provision related to unrealized derivative gain	(1,664)	(355)	(2,116)
Reclassification adjustment for realized gain, net included in net income	(6,548)	(5,465)	(970)
Income tax provision related to reclassification, net	1,408	1,174	209
Other comprehensive income (loss), net of tax	6,166	2,326	(25,884)
COMPREHENSIVE INCOME	$41,190	$38,379	$3,765

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2024, 2023 and 2022

(Dollars in thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2022	8,169,887	$82	$67,958	$179,215	$252	$247,507
Net income	—	$—	—	29,649	—	$29,649
Dividends paid ($0.90 per share)	—	$—	—	(7,096)	—	$(7,096)
Share-based compensation	—	$—	1,971	—	—	$1,971
Issuance of common stock - employee stock purchase plan	16,934	$—	503	—		$503
Restricted stock awards	35,050	$—	—	—	—	$—
Cumulative effect of new accounting standard (Topic 326) - impact in year of adoption	—	$—	—	297	—	$297
Common stock repurchased - repurchase plan	(544,530)	$(5)	(15,623)	—	—	$(15,628)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(6,150)	$—	(190)	—	—	$(190)
Stock options exercised, net	64,994	$—	568	—	—	$568
Other comprehensive loss, net of tax	—	$—	—	—	(25,884)	$(25,884)
BALANCE, December 31, 2022	7,736,185	$77	$55,187	$202,065	$(25,632)	$231,697

BALANCE, January 1, 2023	7,736,185	$77	$55,187	$202,065	$(25,632)	$231,697
Net income	—	$—	—	36,053	—	$36,053
Dividends paid ($1.00 per share)	—	$—	—	(7,764)	—	$(7,764)
Share-based compensation	—	$—	2,010	—	—	$2,010
Issuance of common stock - employee stock purchase plan	32,330	$1	1,016	—	—	$1,017
Restricted stock awards	37,600	$—	—	—	—	—
Restricted stock awards forfeited	(9,524)	$—	—	—	—	$—
Common stock repurchased - repurchase plan	(32,334)	$—	(223)	—	—	(223)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(11,446)	$—	(355)	—	—	$(355)
Stock options exercised, net	47,734	$—	(273)	—	—	$(273)
Other comprehensive income, net of tax	—	$—	—	—	2,326	$2,326
BALANCE, December 31, 2023	7,800,545	$78	$57,362	$230,354	$(23,306)	$264,488

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2024, 2023 and 2022 (Continued)

(Dollars in thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Income (Loss),	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2024	7,800,545	$78	$57,362	$230,354	$(23,306)	$264,488
Net income	—	$—	—	35,024	—	$35,024
Dividends paid ($1.06 per share)	—	$—	—	(8,265)	—	$(8,265)
Share-based compensation	—	$—	1,806	—	—	$1,806
Issuance of common stock- employee stock purchase plan	29,122	$1	1,074	—	—	$1,075
Restricted stock awards	42,250	$—	—	—	—	$—
Restricted stock awards forfeited	(4,000)	$—	—	—	—	$—
Common stock repurchased - repurchase plan	(213,188)	$(1)	(2,507)	—	—	$(2,508)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(9,193)	$—	(386)	—	—	$(386)
Stock options exercised, net	187,478	$—	(1,633)	—	—	$(1,633)
Other comprehensive income, net of tax	—	$—	—	—	6,166	$6,166
BALANCE, December 31, 2024	7,833,014	$78	$55,716	$257,113	$(17,140)	$295,767

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2024, 2023 and 2022

(Dollars in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023	2022
Net income	$35,024	$36,053	$29,649
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	5,511	4,774	6,217
Depreciation, amortization and accretion	10,566	12,649	14,004
Compensation expense related to stock options and restricted stock awards	1,806	2,010	1,971
Benefit for deferred income taxes	(2,023)	(693)	(844)
Change in cash surrender value of BOLI	(990)	(920)	(876)
Gain on sale of loans held for sale	(8,557)	(6,711)	(7,321)
Gain on sale of portfolio loans	—	—	(596)
Gain on sale of MSRs	(8,356)	—	—
Loss on sale of investment securities, net	7,836	—	—
Origination of loans held for sale	(535,623)	(377,144)	(566,898)
Proceeds from sale of loans held for sale	571,287	411,484	708,400
Gain on purchase of tax credits	(2,277)	—	—
Purchase of tax credits	(26,217)	—	—
(Recovery) impairment of MSRs	(38)	48	(1)
Gain on sale of OREO	—	(148)	—
Changes in operating assets and liabilities
Accrued interest receivable	124	(2,331)	(3,550)
Other assets	8,051	(4,495)	2,127
Other liabilities	(5,301)	3,093	2,616
Net cash from operating activities	50,823	77,669	184,898
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	101,907	—	—
Maturities, prepayments, and calls	17,716	17,295	21,201
Purchases	(110,340)	(76,030)	(22,968)
Activity in securities held-to-maturity:
Purchases	—	—	(1,000)
Maturities of certificates of deposit at other financial institutions	25,148	4,186	5,830
Purchase of certificates of deposit at other financial institutions	(2,708)	(23,641)	—
Portfolio loan originations and principal collections, net	(73,841)	(185,024)	(534,335)
Net cash from acquisitions	—	336,157	—
Proceeds from sale of MSRs	16,309	—	—
Proceeds from sale of portfolio loans	—	—	39,034
Purchase of portfolio loans	(63,427)	(2,818)	(5,736)
Proceeds from sale of OREO, net	—	718	145
Purchase of premises and equipment	(1,635)	(1,671)	(1,551)
Proceeds from bank owned life insurance death benefits	181	—	1,169
Change in FHLB stock, net	(13,507)	8,497	(5,833)
Net cash (used by) from investing activities	(104,197)	77,669	(504,044)
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES
Net (decrease) increase in deposits	(183,025)	(30,704)	211,935
Proceeds from borrowings	967,769	2,164,338	3,003,617
Repayments of borrowings	(753,709)	(2,257,120)	(2,859,617)
Dividends paid on common stock	(8,265)	(7,764)	(7,096)
(Disbursements) proceeds from stock options exercised, net	(1,633)	(273)	568
Common stock repurchased for employee/director taxes paid on restricted stock awards	(386)	(355)	(190)
Issuance of common stock - employee stock purchase plan	1,075	1,017	503
Common stock repurchased	(2,508)	(223)	(15,628)
Net cash from (used by) financing activities	19,318	(131,084)	334,092
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,056)	24,254	14,946

CASH AND CASH EQUIVALENTS, beginning of year	65,691	41,437	26,491
CASH AND CASH EQUIVALENTS, end of year	$31,635	$65,691	$41,437

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$63,061	$38,744	10,968
Income taxes	2,370	10,396	4,693

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$6,665	$6,779	$(41,849)
Change in fair value on fair value and cash flow hedges	1,188	(3,814)	8,857
Change in fair value on portfolio loans measured under the fair value option	52	447	(1,654)
Retention in gross MSRs from loan sales	2,415	2,772	5,400
OREO received in settlement of loans	—	—	145
Transfer of closed retail branch to OREO	—	—	570
ROU assets in exchange for lease liabilities	422	2,034	3,049
Acquisitions:
Assets acquired	—	87,512	—
Liabilities assumed	—	424,949	—

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

Subsequent Events – The Company has evaluated events and transactions subsequent to  December 31, 2024, through the date that the consolidated financial statements were issued, for potential recognition or disclosure.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco (“FRB”) and have an original maturity of 90 days or less at the time of purchase. At times, cash balances may exceed FDIC insured limits. At December 31, 2024 and 2023, the Company had $41,000 and $27,000, respectively, of cash and due from banks and interest-bearing deposits at other financial institutions in excess of FDIC insured limits.

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

Each quarter management evaluates for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component recognized through the Provision for Credit Losses on the Consolidated Statements of Income. (

See Note 3
 – Investments).

Federal Home Loan Bank Stock – The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain an investment in capital stock of the FHLB. The Bank’s required minimum level of investment in FHLB stock is based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2024 and 2023, the Bank’s investment in FHLB stock was $15.6 million and $2.1 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at December 31, 2024 and 2023.

Management evaluates FHLB stock for impairment annually. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock for the years ended  December 31, 2024, 2023 and 2022.

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

Other Real Estate Owned – OREO is recorded initially at the lower of cost or fair value less selling costs, with any initial charge made to the allowance for credit losses (“ACL”) on loans. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

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

Restricted Assets – Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits. At December 31, 2024 and December 31, 2023, the Bank had no reserve requirement.

Marketing and Advertising Costs – The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $1.3 million, $1.3 million and $897,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Share-Based Compensation – Compensation cost is recognized for stock options and restricted stock awards, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the grant date is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Goodwill – Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. The Company completes its annual review of goodwill during the fourth quarter of each fiscal year. We have determined our goodwill balance is all related to a single reporting unit. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. There was no goodwill impairment for the years ended December 31, 2024, 2023 and 2022.

Bank Owned Life Insurance – The Bank has purchased life insurance policies on certain key executives.  Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income.  If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in tax expense related to the life-to-date cumulative increase in cash value of the policy.  If the Bank retains such policies until the death of the insured, the Bank will receive nontaxable proceeds from the insurance company equal to the death benefit of the policies.

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

Application of New Accounting Guidance in 2024

On January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, nor should the contractual restriction be recognized and measured separately.  Further, this ASU requires disclosure of the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restrictions(s), and the circumstances that could cause a lapse in the restriction(s).  ASU 2022-03 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The adoption of ASU 2022-03 did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

On December 31, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing disclosures in Topic 280. The amendments in this ASU are intended to improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments included in this ASU:

●

Requires disclosure on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment profit and loss.

●	Requires disclosure on an annual and interim basis, of an amount for other segment items (defined in the ASU) and a description of its composition.
●	Clarifies that if the CODM uses more than one measure of the segment's profit or loss in assessing performance, one or more of those additional measures may be reported.
●	Requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance.

This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2024, the FASB issued guidance within ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in the ASU require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to:

●	Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption.
●	Include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements.
●	Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
●	Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively. The Company is evaluating the adoption of this ASU, but does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity, at the dates indicated:

	December 31, 2024
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,247	$45	$(3,154)	$17,138	$—
Corporate securities	16,000	8	(882)	15,126	—
Municipal bonds	82,774	—	(12,430)	70,344	—
Mortgage-backed securities	178,740	415	(11,969)	167,186	—
Asset-backed securities	12,511	3	(1,133)	11,381	—
Total securities available-for-sale	310,272	471	(29,568)	281,175	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(356)	8,144	45
Total securities held-to-maturity	8,500	—	(356)	8,144	45

Total securities	$318,772	$471	$(29,924)	$289,319	$45

	December 31, 2023
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$21,151	$46	$(3,179)	$18,018	$—
Corporate securities	13,000	613	(741)	12,872	—
Municipal bonds	138,803	42	(19,398)	119,447	—
Mortgage-backed securities	112,855	238	(11,845)	101,248	—
Asset-backed securities	42,886	—	(1,538)	41,348	—
Total securities available-for-sale	328,695	939	(36,701)	292,933	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(834)	7,666	45
Total securities held-to-maturity	8,500	—	(834)	7,666	45

Total securities	$337,195	$939	$(37,535)	$300,599	$45

The following table presents the activity in the ACL on securities held-to-maturity by major security type for the years indicated:

SECURITIES HELD-TO-MATURITY	For the Year Ended December 31,
Corporate Securities	2024	2023	2022
Beginning ACL balance	$45	$31	$—
Impact of adopting ASU 2016-13	—	—	72
Provision for (recapture of) credit losses	—	14	(41)
Total ending ACL balance	$45	$45	$31

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities totaled $116,000 as of both  December 31, 2024 and 2023, and was $1.2 million and $1.5 million on available-for-sale debt securities as of  December 31, 2024 and 2023, respectively.

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

At  December 31, 2024 and 2023, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of  December 31, 2024, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	December 31, 2024
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$34,384	$40,343	$34,384

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,093	$(3,154)	$15,093	$(3,154)
Corporate securities	6,781	(219)	5,337	(663)	12,118	(882)
Municipal bonds	1,677	(10)	68,667	(12,420)	70,344	(12,430)
Mortgage-backed securities	31,093	(241)	63,934	(11,728)	95,027	(11,969)
Asset-backed securities	3,638	(41)	7,190	(1,092)	10,828	(1,133)
Total securities available-for-sale	43,189	(511)	160,221	(29,057)	203,410	(29,568)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	8,144	(356)	8,144	(356)
Total securities held-to-maturity	—	—	8,144	(356)	8,144	(356)

Total securities	$43,189	$(511)	$168,365	$(29,413)	$211,554	$(29,924)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,972	$(3,179)	$15,972	$(3,179)
Corporate securities	959	(41)	4,300	(700)	5,259	(741)
Municipal bonds	3,922	(23)	113,577	(19,375)	117,499	(19,398)
Mortgage-backed securities	20,662	(113)	67,376	(11,732)	88,038	(11,845)
Asset-backed securities	33,211	(460)	8,137	(1,078)	41,348	(1,538)
Total securities available-for-sale	58,754	(637)	209,362	(36,064)	268,116	(36,701)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	7,666	(834)	7,666	(834)
Total securities held-to-maturity	—	—	7,666	(834)	7,666	(834)

Total securities	$58,754	$(637)	$217,028	$(36,898)	$275,782	$(37,535)

There were no held-to-maturity debt securities in an unrealized loss position of less than one year and seven held-to-maturity debt securities in an unrealized loss position of more than one year at both  December 31, 2024 and 2023.

There were 22 available-for-sale securities in an unrealized loss position of less than one year and 121 available-for-sale securities in an unrealized loss position of more than one year at December 31, 2024, compared to 30 available-for-sale securities in an unrealized loss position of less than one year and 180 available-for-sale securities in an unrealized position of more than one year at  December 31, 2023.  The unrealized losses associated with these securities are believed to be caused by changing market conditions and considered to be temporary and the Company does not intend, and is not likely to be required, to sell these securities prior to maturity. Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes. Substantially all the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings. All the municipal bond securities are investment grade.

All of the available-for-sale mortgage-backed securities and asset-backed securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the years ended December 31, 2024, 2023 and 2022.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	December 31, 2024		December 31, 2023
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due within one year	$—	$—	$922	$914
Due after one year through five years	4,962	4,575	3,947	3,544
Due after five years through ten years	10,975	9,193	11,972	10,139
Due after ten years	4,310	3,370	4,310	3,421
Subtotal	20,247	17,138	21,151	18,018
Corporate securities
Due within one year	—	—	1,000	1,004
Due after one year through five years	11,000	10,766	6,000	6,609
Due after five years through ten years	3,000	2,918	4,000	3,839
Due after ten years	2,000	1,442	2,000	1,420
Subtotal	16,000	15,126	13,000	12,872
Municipal bonds
Due within one year	—	—	1,013	1,003
Due after one year through five years	2,186	2,168	757	751
Due after five years through ten years	4,158	3,728	7,603	7,101
Due after ten years	76,430	64,448	129,430	110,592
Subtotal	82,774	70,344	138,803	119,447
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	90,771	80,677	76,369	66,275
Federal Home Loan Mortgage Corporation (“FHLMC”)	48,765	47,773	32,311	31,376
Government National Mortgage Association (“GNMA”)	39,204	38,736	4,175	3,597
Subtotal	178,740	167,186	112,855	101,248
Asset-backed securities
Due within one year	203	200	198	196
Due after one year through five years	1,073	1,037	1,860	1,824
Due after five years through ten years	2,867	2,648	21,420	20,929
Due after ten years	8,368	7,496	19,408	18,399
Subtotal	12,511	11,381	42,886	41,348
Total securities available-for-sale	310,272	281,175	328,695	292,933

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	8,500	8,144	8,500	7,666
Total securities held-to-maturity	8,500	8,144	8,500	7,666
Total securities	$318,772	$289,319	$337,195	$300,599

The proceeds and resulting gains and losses from sales of securities available-for-sale for the period:

	For the Year Ended
	December 31, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$101,907	$215	$(8,051)

There were no sales proceeds, or gains or losses from the sale of securities available-for-sale for the years ended  December 31, 2023 and December 31, 2022.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	December 31,
REAL ESTATE LOANS	2024	2023
Commercial (“CRE”)	$345,317	$366,328
Construction and development	330,700	303,054
Home equity	75,147	69,488
One-to-four-family (excludes loans held for sale)	617,322	567,742
Multi-family	245,222	223,769
Total real estate loans	1,613,708	1,530,381
CONSUMER LOANS
Indirect home improvement	541,946	569,903
Marine	74,931	73,310
Other consumer	3,304	3,540
Total consumer loans	620,181	646,753
COMMERCIAL BUSINESS LOANS
Commercial and industrial (“C&I”)	287,014	238,301
Warehouse lending	12,918	17,580
Total commercial business loans	299,932	255,881
Total loans receivable, gross	2,533,821	2,433,015
ACL on loans	(31,870)	(31,534)
Total loans receivable, net	$2,501,951	$2,401,481

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $6.0 million as of December 31, 2024 and $8.4 million as of December 31, 2023. Net loans include unamortized net discounts on acquired loans of $2.0 million and $2.6 million as of December 31, 2024 and 2023, respectively. Net loans do not include accrued interest receivable. Accrued interest receivable on loans was $12.2 million as of December 31, 2024 and $11.5 million as of  December 31, 2023 and was reported in “Accrued interest receivable” on the Consolidated Balance Sheets.

Most of the Company’s CRE and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington, the Oregon Coast, or near our loan production offices in Vancouver and the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans concentrated in these areas. However, indirect home improvement loans, including solar-related home improvement loans, are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire. These loans are generally secured by collateral with legal documentation outlining rights to collateral as practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At December 31, 2024, the Company held approximately $1.11 billion in loans that are pledged as collateral for FHLB advances, compared to approximately $1.07 billion at December 31, 2023. The Company held approximately $606.5 million in loans that are pledged as collateral for the FRB line of credit at December 31, 2024, compared to approximately $631.1 million at December 31, 2023.

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

Real Estate Loans

One-to-Four-Family Real Estate Lending. One-to-four-family residential loans include both owner-occupied properties (including second homes) and non-owner-occupied properties with up to four units. These loans either originated by the Company or periodically purchased from other banks, are secured by first mortgages on one-to-four-family residences within our market areas and are intended to be held in the Company's portfolio (excludes loans held for sale).

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

Commercial Business Loans

C&I Lending. C&I loans originated by the Company to local small- and mid-sized businesses in our market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some C&I loans purchased by the Company are outside of the greater Puget Sound market area. C&I loans are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  At  December 31, 2024 and 2023, C&I loans included Small Business Administration and United States Department of Agriculture guaranteed certificates of $52.6 million and $10.6 million, respectively.

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

Allowance for Credit Losses

The following tables detail activity in the ACL on loans by loan categories, at or for the years indicated:

	At or For the Year Ended December 31, 2024
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$14,107	$13,357	$4,070	$—	$31,534
Provision for credit losses on loans	334	5,221	80	—	5,635
Charge-offs	—	(5,994)	(1,141)	—	(7,135)
Recoveries	—	1,601	235	—	1,836
Net charge-offs	—	(4,393)	(906)	—	(5,299)
Ending balance	$14,441	$14,185	$3,244	$—	$31,870

	At or For the Year Ended December 31, 2023
	Real		Commercial
ACL ON LOANS	Estate	Consumer	Business	Unallocated	Total
Beginning balance	$12,123	$12,109	$3,760	$—	$27,992
Provision for credit losses on loans	1,994	3,465	311	—	5,770
Charge-offs	(10)	(3,465)	(1)	—	(3,476)
Recoveries	—	1,248	—	—	1,248
Net charge-offs	(10)	(2,217)	(1)	—	(2,228)
Ending balance	$14,107	$13,357	$4,070	$—	$31,534

	At or For the Year Ended December 31, 2022
			Commercial
ACL ON LOANS	Real Estate	Consumer	Business	Unallocated	Total
Beginning balance	$14,798	$4,280	$6,536	$21	$25,635
Impact of adopting ASC 326	(5,234)	6,078	(3,682)	(21)	(2,859)
Provision for credit losses on loans	2,559	3,158	906	—	6,623
Charge-offs	—	(2,465)	—	—	(2,465)
Recoveries	—	1,058	—	—	1,058
Net charge-offs	—	(1,407)	—	—	(1,407)
Ending balance	$12,123	$12,109	$3,760	$—	$27,992

The main reason for the 2024 provision for credit losses on loans was elevated net charge-offs.  Additionally, the increase in the ACL on loans reflected organic loan growth, shifts in credit quality (including changes in classified, past due and nonperforming loans), and adjustments to qualitative factors.  The most significant qualitative factor change was an increase in qualitative reserves, attributable to higher levels of past due, nonperforming, and net charge-offs on consumer loans relative to prior periods.

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company may modify the contractual terms of a loan to a borrower experiencing financial difficulty as a part of ongoing loss mitigation strategies. These modifications may result in an interest rate reduction, term extension, an other-than-insignificant payment delay, or a combination thereof. The Company typically does not offer principal forgiveness.  An assessment of whether a borrower is experiencing financial difficulty is made on the date of modification.  The effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL on loans because of the measurement methodologies used to estimate the allowance.

The following tables present the amortized cost basis of loans at  December 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the years ended  December 31, 2024 and 2023, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

December 31, 2024
				Combination	Combination
				Term	Term	Total
				Extension	Extension	Class of
	Principal	Payment	Term	and Principal	Payment	Financing
REAL ESTATE LOANS	Forgiveness	Delay	Extension	Forgiveness	Delay	Receivable
CRE	$—	$—	$—	$—	$1,146	0.33%
Construction and development	—	—	—	—	4,979	1.51

December 31, 2023
				Combination	Combination
				Term	Term	Total
				Extension	Extension	Class of
	Principal	Payment	Term	and Principal	Interest Rate	Financing
REAL ESTATE LOANS	Forgiveness	Delay	Extension	Forgiveness	Reduction	Receivable
CRE	$—	$—	$—	$—	$1,088	0.30%

The Company has committed to lend additional amounts totaling $5.3 million to the borrowers included in the previous tables as of  December 31, 2024.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

December 31, 2024
	30-59	60-89
	Days	Days	90 Days	Total
	Past	Past	or More	Past
REAL ESTATE LOANS	Due	Due	Past Due	Due
Construction and development	$—	$—	$4,979	$4,979

There were no loans to borrowers experiencing financial difficulty that had a payment default during the years ended  December 31, 2024, 2023 and 2022 and were modified in the twelve months prior to that default.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended  December 31, 2024 and 2023:

December 31, 2024
Weighted-
Average
Term Extension
Payment Delay
REAL ESTATE LOANS	(in years)
CRE	2.5
Construction and development	0.5

December 31, 2023
Weighted-
Average
Term Extension
Payment Delay
REAL ESTATE LOANS	(in years)
CRE	1.5

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at the dates indicated:

	December 31, 2024
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE	$845	$—	$1,625	$2,470	$342,847	$345,317	$2,771
Construction and development	822	—	4,979	5,801	324,899	330,700	4,979
Home equity	20	—	251	271	74,876	75,147	261
One-to-four-family	2,507	253	76	2,836	614,486	617,322	164
Multi-family	—	—	—	—	245,222	245,222	—
Total real estate loans	4,194	253	6,931	11,378	1,602,330	1,613,708	8,175
CONSUMER LOANS
Indirect home improvement	3,920	1,787	758	6,465	535,481	541,946	1,677
Marine	718	150	40	908	74,023	74,931	289
Other consumer	17	1	13	31	3,273	3,304	14
Total consumer loans	4,655	1,938	811	7,404	612,777	620,181	1,980
COMMERCIAL BUSINESS LOANS
C&I	118	—	3,331	3,449	283,565	287,014	3,446
Warehouse lending	—	—	—	—	12,918	12,918	—
Total commercial business loans	118	—	3,331	3,449	296,483	299,932	3,446
Total loans	$8,967	$2,191	$11,073	$22,231	$2,511,590	$2,533,821	$13,601

	December 31, 2023
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
REAL ESTATE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE	$—	$—	$—	$—	$366,328	$366,328	$1,088
Construction and development	—	—	—	—	303,054	303,054	4,699
Home equity	79	25	136	240	69,248	69,488	173
One-to-four-family	—	96	—	96	567,646	567,742	96
Multi-family	—	—	—	—	223,769	223,769	—
Total real estate loans	79	121	136	336	1,530,045	1,530,381	6,056
CONSUMER LOANS
Indirect home improvement	1,759	1,248	777	3,784	566,119	569,903	1,863
Marine	373	243	137	753	72,557	73,310	342
Other consumer	57	18	6	81	3,459	3,540	8
Total consumer loans	2,189	1,509	920	4,618	642,135	646,753	2,213
COMMERCIAL BUSINESS LOANS
C&I	—	—	2,514	2,514	235,787	238,301	2,683
Warehouse lending	—	—	—	—	17,580	17,580	—
Total commercial business loans	—	—	2,514	2,514	253,367	255,881	2,683
Total loans	$2,268	$1,630	$3,570	$7,468	$2,425,547	$2,433,015	$10,952

______________________________

(1)	Includes loans less than 90 days past due as applicable.

There were no loans 90 days or more past due and still accruing interest at both  December 31, 2024 and 2023.

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

●

Grade 7 - This grade is for “Other Assets Especially Mentioned (OAEM)” or “Special Mention” loans in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

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

The following tables summarize risk rated loan balances and total current period gross charge-offs by category as of  December 31, 2024 and 2023. Term loans that were renewed or extended for periods longer than 90 days are presented as new originations in the year of the most recent renewal or extension.

	December 31, 2024
								Revolving
								Loans
REAL ESTATE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$13,023	$48,434	$84,077	$51,874	$43,652	$66,142	$—	$679	$307,881
Watch	—	3,135	10,689	12,654	—	6,948	—	—	33,426
Special mention	—	—	—	—	—	394	—	—	394
Substandard	—	—	—	—	1,625	1,991	—	—	3,616
Total CRE	13,023	51,569	94,766	64,528	45,277	75,475	—	679	345,317
Construction and development
Pass	167,942	87,012	30,200	29,851	—	380	10,336	—	325,721
Substandard	—	—	4,979	—	—	—	—	—	4,979
Total construction and development	167,942	87,012	35,179	29,851	—	380	10,336	—	330,700
Home equity
Pass	6,501	2,379	326	1,538	5,930	1,631	56,430	151	74,886
Substandard	—	—	—	—	—	14	247	—	261
Total home equity	6,501	2,379	326	1,538	5,930	1,645	56,677	151	75,147
One-to-four-family
Pass	77,602	110,505	174,355	109,006	76,653	66,426	—	—	614,547
Substandard	—	—	735	—	—	2,040	—	—	2,775
Total one-to-four-family	77,602	110,505	175,090	109,006	76,653	68,466	—	—	617,322
Multi-family
Pass	20,662	7,030	20,098	89,733	59,886	47,813	—	—	245,222
Total multi-family	20,662	7,030	20,098	89,733	59,886	47,813	—	—	245,222
Total real estate loans	$285,730	$258,495	$325,459	$294,656	$187,746	$193,779	$67,013	$830	$1,613,708

	December 31, 2024
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$98,516	$130,254	$167,896	$74,577	$28,045	$40,981	$—	$—	$540,269
Substandard	99	403	712	100	106	257	—	—	1,677
Total indirect home improvement	98,615	130,657	168,608	74,677	28,151	41,238	—	—	541,946
Indirect home improvement gross charge-offs	381	1,477	1,627	677	568	523	—	—	5,253
Marine
Pass	13,322	11,386	20,449	8,521	10,958	10,006	—	—	74,642
Substandard	—	—	—	—	106	183	—	—	289
Total marine	13,322	11,386	20,449	8,521	11,064	10,189	—	—	74,931
Marine gross charge-offs	—	21	128	51	128	237	—	—	565
Other consumer
Pass	310	93	334	56	35	126	2,336	—	3,290
Substandard	—	—	—	3	—	—	11	—	14
Total other consumer	310	93	334	59	35	126	2,347	—	3,304
Other consumer gross charge-offs	1	33	6	—	—	45	91	—	176
Total consumer loans	$112,247	$142,136	$189,391	$83,257	$39,250	$51,553	$2,347	$—	$620,181

	December 31, 2024
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$65,491	$20,084	$20,091	$16,468	$6,135	$8,791	$120,899	$602	$258,561
Watch	—	4,987	—	722	1,799	—	4,183	—	11,691
Special mention	—	—	—	543	—	556	6,375	—	7,474
Substandard	—	2,373	—	2,243	1,255	1,296	2,121	—	9,288
Total C&I	65,491	27,444	20,091	19,976	9,189	10,643	133,578	602	287,014
C&I gross charge-offs	—	—	—	—	—	380	761	—	1,141
Warehouse lending
Pass	—	—	—	—	—	—	11,060	—	11,060
Special mention	—	—	—	—	—	—	1,858	—	1,858
Total warehouse lending	—	—	—	—	—	—	12,918	—	12,918
Total commercial business loans	$65,491	$27,444	$20,091	$19,976	$9,189	$10,643	$146,496	$602	$299,932

TOTAL LOANS RECEIVABLE, GROSS
Pass	$463,369	$417,177	$517,826	$381,624	$231,294	$242,296	$201,061	$1,432	$2,456,079
Watch	—	8,122	10,689	13,376	1,799	6,948	4,183	—	45,117
Special mention	—	—	—	543	—	950	8,233	—	9,726
Substandard	99	2,776	6,426	2,346	3,092	5,781	2,379	—	22,899
Total loans receivable, gross	$463,468	$428,075	$534,941	$397,889	$236,185	$255,975	$215,856	$1,432	$2,533,821
Total gross charge-offs	$382	$1,531	$1,761	$728	$696	$1,185	$852	$—	$7,135

	December 31, 2023
								Revolving
								Loans
REAL ESTATE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE	2023	2022	2021	2020	2019	Prior	Loans	to Term	Loans
Pass	$48,551	$91,144	$61,689	$46,117	$27,957	$61,764	$499	$—	$337,721
Watch	3,201	5,446	12,894	—	453	2,226	45	—	24,265
Special mention	—	—	—	—	409	—	—	—	409
Substandard	—	—	—	1,650	—	1,957	—	326	3,933
Total CRE	51,752	96,590	74,583	47,767	28,819	65,947	544	326	366,328
Construction and development
Pass	120,155	106,168	46,989	15,219	—	540	9,284	—	298,355
Substandard	—	4,699	—	—	—	—	—	—	4,699
Total construction and development	120,155	110,867	46,989	15,219	—	540	9,284	—	303,054
Home equity
Pass	4,583	398	1,584	6,525	11	2,137	54,077	—	69,315
Substandard	—	—	—	—	—	36	137	—	173
Total home equity	4,583	398	1,584	6,525	11	2,173	54,214	—	69,488
Home equity gross charge-offs							10		10
One-to-four-family							—
Pass	103,165	175,412	122,406	80,815	30,595	52,008	—	472	564,873
Substandard	—	866	—	—	—	2,003	—	—	2,869
Total one-to-four-family	103,165	176,278	122,406	80,815	30,595	54,011	—	472	567,742
Multi-family
Pass	7,106	20,404	91,047	42,511	37,990	24,711	—	—	223,769
Total multi-family	7,106	20,404	91,047	42,511	37,990	24,711	—	—	223,769
Total real estate loans	$286,761	$404,537	$336,609	$192,837	$97,415	$147,382	$64,042	$798	$1,530,381

	December 31, 2023
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2023	2022	2021	2020	2019	Prior	Loans	to Term	Loans
Pass	$171,208	$212,661	$93,664	$36,032	$23,977	$30,492	$6	$—	$568,040
Substandard	212	663	448	141	258	141	—	—	1,863
Total indirect home improvement	171,420	213,324	94,112	36,173	24,235	30,633	6	—	569,903
Indirect home improvement gross charge-offs	204	1,386	567	290	145	336	—	—	2,928
Marine
Pass	13,619	23,963	9,987	13,082	5,267	7,050	—	—	72,968
Substandard	—	—	52	85	—	205	—	—	342
Total marine	13,619	23,963	10,039	13,167	5,267	7,255	—	—	73,310
Marine gross charge-offs	—	47	93	—	7	256	—	—	403
Other consumer
Pass	309	559	175	69	3	159	2,258	—	3,532
Substandard	—	—	—	—	—	—	8	—	8
Total other consumer	309	559	175	69	3	159	2,266	—	3,540
Other consumer gross charge-offs	—	2	12	—	—	—	120	—	134
Total consumer loans	$185,348	$237,846	$104,326	$49,409	$29,505	$38,047	$2,272	$—	$646,753

	December 31, 2023
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2023	2022	2021	2020	2019	Prior	Loans	to Term	Loans
Pass	$13,971	$32,334	$19,634	$11,537	$5,122	$9,707	$119,844	$145	$212,294
Watch	2,322	—	1,382	2,366	—	953	5,754	—	12,777
Special mention	143	—	—	—	498	253	1,345	—	2,239
Substandard	2,940	—	2,321	1,391	1,766	169	2,005	—	10,592
Doubtful	—	—	—	—	—	—	399	—	399
Total C&I	19,376	32,334	23,337	15,294	7,386	11,082	129,347	145	238,301
C&I gross charge-offs	—	—	1	—	—	—	—	—	1
Warehouse lending
Pass	—	—	—	—	—	—	17,003	—	17,003
Watch	—	—	—	—	—	—	577	—	577
Total warehouse lending	—	—	—	—	—	—	17,580	—	17,580
Total commercial business loans	$19,376	$32,334	$23,337	$15,294	$7,386	$11,082	$146,927	$145	$255,881

TOTAL LOANS RECEIVABLE, GROSS
Pass	$482,667	$663,043	$447,175	$251,907	$130,922	$188,568	$202,971	$617	$2,367,870
Watch	5,523	5,446	14,276	2,366	453	3,179	6,376	—	37,619
Special mention	143	—	—	—	907	253	1,345	—	2,648
Substandard	3,152	6,228	2,821	3,267	2,024	4,511	2,150	326	24,479
Doubtful	—	—	—	—	—	—	399	—	399
Total loans receivable, gross	$491,485	$674,717	$464,272	$257,540	$134,306	$196,511	$213,241	$943	$2,433,015
Total gross charge-offs	$204	$1,435	$673	$290	$152	$592	$130	$—	$3,476

The following table presents the amortized cost basis of loans on nonaccrual status at the dates indicated:

	December 31, 2024			December 31, 2023
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
REAL ESTATE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE	$2,771	$—	$2,771	$1,088	$—	$1,088
Construction and development	—	4,979	4,979	—	4,699	4,699
Home equity	261	—	261	173	—	173
One-to-four-family	164	—	164	96	—	96
	3,196	4,979	8,175	1,357	4,699	6,056
CONSUMER LOANS
Indirect home improvement	—	1,677	1,677	—	1,863	1,863
Marine	—	289	289	—	342	342
Other consumer	—	14	14	—	8	8
	—	1,980	1,980	—	2,213	2,213
COMMERCIAL BUSINESS LOANS
C&I	2,486	960	3,446	—	2,683	2,683
Total	$5,682	$7,919	$13,601	$1,357	$9,595	$10,952

The Company recognized interest income on a cash basis for nonaccrual loans of $427,000, $579,000, and $506,000 during the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of dates indicated:

	December 31, 2024				December 31, 2023
		Residential	Other			Residential	Other
		Real	Non-Real			Real	Non-Real
REAL ESTATE LOANS	CRE	Estate	Estate	Total	CRE	Estate	Estate	Total
CRE	$2,771	$—	$—	$2,771	$1,088	$—	$—	$1,088
Construction and development	4,979	—	—	4,979	4,699	—		4,699
Home equity	—	261	—	261	—	173	—	173
One-to-four-family	—	164	—	164	—	96	—	96
	7,750	425	—	8,175	5,787	269	—	6,056
CONSUMER LOANS
Indirect home improvement	—	—	1,677	1,677	—	—	1,863	1,863
Marine	—	—	289	289	—	—	342	342
	—	—	1,966	1,966	—	—	2,205	2,205
COMMERCIAL BUSINESS LOANS
C&I	—	—	3,446	3,446	—	—	2,683	2,683
Total	$7,750	$425	$5,412	$13,587	$5,787	$269	$4,888	$10,944

Related Party Loans

Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations.

Outstanding loan balances of related party loans, all of which were within regulatory limits, were as follows:

	At December 31,
	2024	2023
Beginning balance	$3,343	$3,445
Additions	345	—
Repayments	(113)	(102)
Ending balance	$3,575	$3,343

The aggregate maximum loan balance of extended credit to related parties was $3.6 million and $3.7 million at December 31, 2024 and 2023, respectively, and includes the ending balances from the tables above. These loans and lines of credit were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated third parties and do not involve more than the normal risk of collectability.

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.63 billion and $2.83 billion at December 31, 2024 and 2023, respectively.

The following table summarizes MSRs activity at or for the years indicated:

	At or For the Year Ended
	December 31,
	2024	2023	2022
Beginning balance, at the lower of cost or fair value	$17,176	$18,017	$16,970
Additions	2,415	2,772	5,400
Sales	(7,953)	—	—
MSRs amortized	(2,472)	(3,565)	(4,354)
Recovery (impairment) of MSRs	38	(48)	1
Ending balance, at the lower of cost or fair value	$9,204	$17,176	$18,017

The fair value of the MSRs’ assets was $21.0 million and $38.2 million at December 31, 2024 and December 31, 2023, respectively. Fair value adjustments to MSRs are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

The following provides valuation assumptions used in determining the fair value of MSRs at the dates indicated:

	At December 31,
Key assumptions:	2024	2023
Weighted average discount rate	10.2%	9.4%
Conditional prepayment rate (“CPR”)	8.3%	7.2%
Weighted average life in years	7.9	8.4

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

	December 31,
	2024	2023
Aggregate portfolio principal balance	$1,632,141	$2,832,016
Weighted average rate of loans in MSRs portfolio	4.2%	3.6%

At December 31, 2024	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.3%	10.1%	12.7%
Fair value MSRs	$21,043	$20,127	$19,067
Percentage of MSRs	1.2%	1.2%	1.1%

Discount rate	10.2%	10.7%	11.2%
Fair value MSRs	$21,043	$20,587	$20,149
Percentage of MSRs	1.3%	1.3%	1.2%

At December 31, 2023	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	7.2%	8.0%	9.3%
Fair value MSRs	$38,163	$37,268	$35,819
Percentage of MSRs	1.3%	1.3%	1.3%

Discount rate	9.4%	9.9%	10.4%
Fair value MSRs	$38,163	$37,301	$36,476
Percentage of MSRs	1.3%	1.3%	1.3%

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

The Company recorded $4.7 million, $7.2 million, and $7.1 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the years ended December 31, 2024, 2023 and 2022, respectively. The income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment at the dates indicated were as follows:

	December 31,
	2024	2023
Land	$7,925	$7,925
Buildings	20,814	20,814
Furniture, fixtures, and equipment	16,831	17,962
Leasehold improvements	2,880	2,680
Building improvements	8,392	8,043
Projects in process	211	150
Subtotal	57,053	57,574
Less accumulated depreciation and amortization	(27,297)	(26,996)
Total	$29,756	$30,578

Depreciation and amortization expense for these assets totaled $2.5 million, $2.6 million, and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 7 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment. At  December 31, 2024, these leases have remaining terms ranging from three months to 5.5 years, with some including options to extend for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the years indicated are as follows:

	For Year Ended December 31,
Lease cost:	2024	2023	2022
Operating lease cost	$1,896	$1,837	$1,422
Short-term lease cost	10	19	21
Total lease cost	$1,906	$1,856	$1,443

The following table provides supplemental information related to operating leases at or for the years indicated:

	At or For the Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$1,950	$1,882
Weighted average remaining lease term- operating leases (in years)	3.5	4.0
Weighted average discount rate- operating leases	3.14%	2.95%

The Company’s leases typically do not contain a discount rate implicit in the lease contract. As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at December 31, 2024 for future periods are as follows:

2025	$1,706
2026	1,572
2027	1,273
2028	531
2029	402
Thereafter	676
Total lease payments	6,160
Less imputed interest	(604)
Total	$5,556

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

The following table presents the activity related to OREO at and for the years indicated:

	At or For the Year Ended December 31,
	2024	2023	2022
Beginning balance	$—	$570	$—
Additions	—	—	—
Loans transferred to OREO	—	—	145
Closed retail branch transferred to OREO	—	—	570
Gross proceeds from sale of OREO	—	(718)	(145)
Gain on sale of OREO	—	148	—
Ending balance	$—	$—	$570

There were no OREO properties at  December 31, 2024 and 2023, and one OREO property (a closed branch in Centralia, Washington) at  December 31, 2022. OREO holding costs were $10,000, for the year ended December 31, 2022.

There were $84,000 and $96,000 in mortgage loans collateralized by residential real estate property in the process of foreclosure at December 31, 2024 and 2023, respectively.

NOTE 9 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	December 31,
	2024	2023
Noninterest-bearing checking	$627,679	$654,048
Interest-bearing checking (1)	176,561	244,028
Savings	154,188	151,630
Money market (2)	341,615	359,063
Certificates of deposit less than $100,000 (3)	440,257	587,858
Certificates of deposit of $100,000 through $250,000	455,594	429,373
Certificates of deposit greater than $250,000	133,045	79,540
Escrow accounts related to mortgages serviced (4)	10,479	16,783
Total	$2,339,418	$2,522,323

_____________________________

(1)	Includes no brokered deposits and $70.2 million of brokered deposits at December 31, 2024 and 2023, respectively.
(2)	Includes $279,000 and $1,000 of brokered deposits at December 31, 2024 and 2023, respectively.
(3)	Includes $143.1 million and $361.3 million of brokered certificates of deposit at December 31, 2024 and 2023, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at December 31, 2024 for future years ending are as follows:

Maturing in 2025	$869,282
Maturing in 2026	127,484
Maturing in 2027	20,307
Maturing in 2028	11,419
Maturing in 2029 and thereafter	404
Total	$1,028,896

Interest expense by deposit category for the years indicated is as follows:

	Year Ended December 31,
	2024	2023	2022
Interest-bearing checking	$2,521	$2,586	$495
Savings and money market	7,633	5,511	3,775
Certificates of deposit	43,009	28,654	5,150
Total	$53,163	$36,751	$9,420

The Company had related party deposits of approximately $3.2 million and $2.8 million at December 31, 2024 and 2023, respectively, which included deposits held for directors and executive officers.

NOTE 10 – EMPLOYEE BENEFITS

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions of 1% to 3%, and 50% for contributions of 4% to 5%. The Company made matching contributions of $1.9 million, $1.7 million, and $1.9 million for the years ended  December 31, 2024, 2023 and 2022, respectively.

NOTE 11 – DEBT

Borrowings

The Bank is a member of the FHLB of Des Moines, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2024 and 2023, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse federal funds (“Fed Funds”) advance, which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank.

Credit is limited to 45% of the Company’s total assets and available pledged assets. The Bank entered into an Advances, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2024, loans of approximately $1.11 billion were pledged to the FHLB. At December 31, 2024, the Bank’s total borrowing capacity was $649.7 million with the FHLB of Des Moines, with unused borrowing capacity of $349.5 million. In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction Facility and Term Deposit Facility at rates published by the San Francisco FRB. As of  December 31, 2024 and 2023, the Bank had approximately $606.5 million and $631.1 million, respectively, in pledged consumer loans with a borrowing capacity of $270.4 million and $351.6 million for the Term Auction Facility and Term Deposit Facility, respectively.  The Bank had $8.0 million in outstanding borrowings under these lines at  December 31, 2024, and none outstanding at December 31, 2023. The Bank also had $101.0 million unsecured Fed Funds lines of credit with other financial institutions of which none was outstanding at December 31, 2024.

Borrowings on these lines at the dates indicated were as follows:

	December 31,
	2024	2023
Federal Home Loan Bank - (interest rates ranging from 4.45% to 4.92% and 2.00% to 2.37% at December 31, 2024 and 2023, respectively)	$299,806	$3,896
FRB - Fed funds - (interest rate of 4.33% at December 31, 2024)	8,000	—
FRB - Bank Term Funding Program (“BTFP”) advance - (interest rate of 4.70% at December 31, 2023)	—	89,850
Total	$307,806	$93,746

Scheduled maturities of borrowings were as follows:

Years Ending December 31,	Balances	Interest Rates
2025	$259,000	4.60%
2026	48,806	4.79%
Total	$307,806	4.63%

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

The maximum balance at any month end and the average balances and weighted average interest rates on debt during the years indicated were as follows:

	For the Year Ending December 31,
Maximum balance:	2024	2023	2022
FHLB advances and Fed Funds	$299,805	$74,895	$260,828
FRB Fed Funds	41,000	—	—
Fed Funds lines of credit with other financial institutions	3,963	—	—
Subordinated notes	50,000	50,000	50,000
FRB BTFP advance	89,850	90,000	—
Average balance:
FHLB advances and Fed Funds	122,015	33,945	102,008
FRB Fed Funds	1,705	14,704	548
Fed Funds lines of credit with other financial institutions	11	11	15
Subordinated notes	50,000	50,000	50,000
FRB BTFP advance	30,195	61,669	—
Weighted average interest rates
FHLB advances and Fed Funds	5.03%	4.40%	2.98%
FRB Fed Funds	5.56%	5.42%	1.69%
Fed Funds lines of credit with other financial institutions	5.88%	5.62%	3.28%
Subordinated notes	3.88%	3.88%	3.75%
FRB BTFP advance	4.70%	4.71%	—%

NOTE 12 – INCOME TAXES

The components of income tax expense for the years indicated were as follows:

	For the Year Ending December 31,
Provision for income taxes	2024	2023	2022
Current	$8,580	$9,912	$8,183
Deferred	(2,023)	(693)	(844)
Total provision for income taxes	$6,557	$9,219	$7,339

A reconciliation of the effective income tax rate with the federal statutory tax rates at the dates indicated was as follows:

	December 31,
	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$8,744	21.0%	$9,507	21.0%	$7,767	21.0%
Tax exempt income	(179)	(0.4)	(333)	(0.7)	(852)	(2.3)
Nondeductible items resulting in increase in tax	160	0.4	165	0.4	31	0.1
Increase in tax resulting from other items	180	0.4	36	0.1	274	0.7
Equity compensation	(631)	(1.5)	(208)	(0.5)	(146)	(0.4)
Executive compensation	560	1.3	52	0.1	265	0.7
Gain on tax credit purchase	(2,277)	(5.5)	—	—	—	—
Total	$6,557	15.7%	$9,219	20.4%	$7,339	19.8%

Total deferred tax assets and liabilities at the dates indicated were as follows:

Deferred Tax Assets	December 31,
	2024	2023
ACL on loans	$6,859	$6,746
Non-accrued loan interest	42	3
Restricted stock awards	105	113
Non-qualified stock options	489	615
Lease liability	1,194	1,463
Securities available-for-sale	6,256	7,689
ACL on unfunded commitments	302	327
Other	36	49
Purchase accounting adjustments	481	48
Total deferred tax assets	15,764	17,053
Deferred Tax Liabilities
Loan origination costs	(2,513)	(2,512)
MSRs	(1,960)	(3,679)
Stock dividend - FHLB stock	—	(7)
Property, plant, and equipment	(1,515)	(1,408)
Lease right-of-use assets	(1,156)	(1,415)
Interest rate swaps designated as cash flow hedge	(1,561)	(1,307)
Total deferred tax liabilities	(8,705)	(10,328)
Net deferred tax assets	$7,059	$6,725

The Company files a U.S. Federal income tax return and Oregon, Idaho, and Arizona state income tax returns, which are subject to examination by tax authorities for years 2021 and later. At December 31, 2024 and 2023, the Company had no uncertain tax positions. The Company recognized no interest and penalties in tax expense for the years ended  December 31, 2024, 2023 and 2022.

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	December 31,
REAL ESTATE LOANS	2024	2023
CRE	$1,132	$3,472
Construction and development	174,131	154,611
One-to-four-family (includes locks for saleable loans)	23,138	23,751
Home equity	97,358	94,026
Multi-family	5,876	2,945
Total real estate loans	301,635	278,805
CONSUMER LOANS	28,566	29,517
COMMERCIAL BUSINESS LOANS
C&I	174,292	164,873
Warehouse lending	53,978	61,837
Total commercial business loans	228,270	226,710
Total commitments to extend credit	$558,471	$535,032

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL – on unfunded loan commitments at December 31, 2024 and  December 31, 2023 was $1.4 million and $1.5 million, respectively. The decline in the ACL was due to the Company recording a recovery from the ACL – on unfunded loan commitments of $123,000 for the year ended  December 31, 2024, as compared to a recovery of $1.0 million for the year ended  December 31, 2023.

A portion of the one-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated reserve. The Company’s derivative positions are presented with discussion in “Note 18 – Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through  December 31, 2024, the total loans sold to the FHLB were $8.6 million with the FLA being $581,000 and the CE obligation at $389,000 or 4.5% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE obligation, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At December 31, 2024 and 2023, there were no loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $2.0 million and $2.1 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at December 31, 2024 and 2023, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

The Company has entered into change of control agreements with its executives and key personnel. The change of control agreements, subject to certain requirements, generally remain in effect until canceled by either party upon at least 24 months prior written notice. Under the change of control agreements, the executive generally will be entitled to a change of control payment from the Company if the executive is involuntarily terminated within six months preceding or 12 months after a change in control (as defined in the change of control agreements). In such an event, the executives would each be entitled to receive a cash payment in an amount equal to 12 months of their then current salary, subject to certain requirements in the change of control agreements.

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at December 31, 2024.

NOTE 14 – SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s commercial and multi-family real estate, construction, residential, and commercial business lending activities are with customers located in Western Washington, the Oregon Coast, or near our loan production offices in Vancouver and the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire. Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms. At December 31, 2024, the concentration on commercial real estate remains below the 300% of Risk Based Capital regulatory threshold at 256.8%, and the subset of construction loans, excluding owner-occupied loans is within Board approved limits. The concentration of construction, land development, and other land loans represented 89.8% of the Bank’s total regulatory capital at  December 31, 2024, remaining below the 100% regulatory threshold. These loans are focused on in-city, infill vertical construction financing in King and Snohomish counties. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as "well capitalized". At December 31, 2024, the Bank was categorized as “well capitalized” under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at December 31, 2024, that the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios at December 31, 2024 to their minimum regulatory capital requirements and well capitalized regulatory capital at that date:

								To be Well Capitalized
					For Capital			Under Prompt
			For Capital		Adequacy With			Corrective
	Actual		Adequacy Purposes		Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At December 31, 2024
Total risk-based capital (to risk-weighted assets)	$368,953	14.18%	$208,174	8.00%		$273,228	10.50%	$260,218	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	$336,416	12.93%	$156,131	6.00%		$221,185	8.50%	$208,174	8.00%
Tier 1 leverage capital (to average assets)	$336,416	11.24%	$119,741	4.00%	$	N/A	N/A	$149,676	5.00%
CET 1 capital (to risk-weighted assets)	$336,416	12.93%	$117,098	4.50%		$182,152	7.00%	$169,141	6.50%

At December 31, 2023
Total risk-based capital (to risk-weighted assets)	$339,436	13.37%	$203,094	8.00%		$266,561	10.50%	$253,868	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	$307,686	12.12%	$152,321	6.00%		$215,787	8.50%	$203,094	8.00%
Tier 1 leverage capital (to average assets)	$307,686	10.39%	$118,488	4.00%	$	N/A	N/A	$148,109	5.00%
CET 1 capital (to risk-weighted assets)	$307,686	12.12%	$114,240	4.50%		$177,707	7.00%	$165,014	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At December 31, 2024, the Bank’s capital exceeded the conservation buffer.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Bank holding companies with less than $3.0 billion in assets are generally not subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. As the Company was under $3.0 billion in assets as of June 30, 2024, the Company was still considered a small holding company as of December 31, 2024 despite total assets exceeding $3.0 billion at year end.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and expects the holding company’s subsidiary bank to be “well capitalized” under the prompt corrective action regulations.

The following table presents the Company's regulatory capital ratios at the dates indicated:

	At December 31,
Company Only	2024	2023
Total risk-based capital (to risk-weighted assets)	14.53%	13.73%
Tier 1 risk-based capital (to risk-weighted assets)	11.36%	10.51%
Tier 1 leverage capital (to average assets)	9.87%	9.01%
CET 1 capital (to risk-weighted assets)	11.36%	10.51%

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

Loans Receivable – Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. As of December 31, 2024 and 2023, there were $12.7 million and $15.1 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment. The aggregate unpaid principal balance of these loans was $13.8 million and $16.3 million as of December 31, 2024 and 2023, respectively. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a net increase of $52,000, a net increase of $447,000, and a net decrease of $1.7 million in fair value, respectively. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At December 31, 2024
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,138	$—	$17,138
Corporate securities	—	15,126	—	15,126
Municipal bonds	—	70,344	—	70,344
Mortgage-backed securities	—	167,186	—	167,186
Asset-backed securities	—	11,381	—	11,381
Mortgage loans held for sale, at fair value	—	27,835	—	27,835
Loans receivable, at fair value	—	12,728	—	12,728
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	31	31
Interest rate lock commitments with customers	—	—	103	103
Forward TBA mortgage-backed securities	—	180	—	180
Interest rate swaps - cash flow and fair value hedges	—	7,244	—	7,244
Interest rate swaps - dealer offsets to customer swap positions	—	62	—	62
Total assets measured at fair value	$—	$329,224	$134	$329,358
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(61)	$—	$(61)
Total liabilities measured at fair value	$—	$(61)	$—	$(61)

Financial Assets	At December 31, 2023
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,018	$—	$18,018
Corporate securities	—	12,872	—	12,872
Municipal bonds	—	119,447	—	119,447
Mortgage-backed securities	—	101,248	—	101,248
Asset-backed securities	—	41,348	—	41,348
Mortgage loans held for sale, at fair value	—	25,668	—	25,668
Loans receivable, at fair value	—	15,088	—	15,088
Derivatives:
Interest rate lock commitments with customers	—	—	329	329
Interest rate swaps- cash flow and fair value hedges	—	6,431	—	6,431
Interest rate swaps - dealer offsets to customer swap positions	—	64	—	64
Total assets measured at fair value	$—	$340,184	$329	$340,513
Financial Liabilities
Derivatives:
Mandatory and best effort forward commitments with investors	$—	$—	$(188)	$(188)
Forward TBA mortgage-backed securities	—	(284)	—	(284)
Interest rate swaps - cash flow and fair value hedges	—	(375)	—	(375)
Interest rate swaps - customer swap positions	—	(63)	—	(63)
Total liabilities measured at fair value	$—	$(722)	$(188)	$(910)

The following tables presents financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at the dates indicated.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$1,130	$1,130
MSRs	—	—	21,043	21,043

	December 31, 2023
	Level 1	Level 2	Level 3	Total
MSRs	$—	$—	$38,163	$38,163

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Rate
Fair Value	Valuation	Unobservable		December 31,	December 31,
Instruments	Techniques	Inputs	Range	2024	2023
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.0%	90.5%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.0%	90.5%
NONRECURRING
MSRs	Industry sources	Pre-payment speeds	0% - 50%	8.3%	7.2%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years indicated:

		Purchases			Net change in	Net change in
	Beginning	and	Sales and	Ending	fair value for	fair value for
2024	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$329	$4,279	$(4,505)	$103	$(226)	$—
Individual forward sale commitments with investors	(188)	(1,626)	1,845	31	219	—
2023
Interest rate lock commitments with customers	$107	$4,291	$(4,069)	$329	$222	$—
Individual forward sale commitments with investors	(38)	66	(216)	(188)	(150)	—
2022
Interest rate lock commitments with customers	$757	$3,215	$(3,865)	$107	$(650)	$—
Individual forward sale commitments with investors	808	6,383	(7,229)	(38)	(846)	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	December 31,
	2024		2023
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$31,635	$31,635	$65,691	$65,691
Certificates of deposit at other financial institutions	1,727	1,727	24,167	24,167
Level 2 inputs:
Securities available-for-sale, at fair value	281,175	281,175	292,933	292,933
Securities held-to-maturity, gross	8,500	8,144	8,500	7,666
Loans held for sale, at fair value	27,835	27,835	25,668	25,668
FHLB stock, at cost	15,621	15,621	2,114	2,114
Forward TBA mortgage-backed securities	180	180	—	—
Loans receivable, at fair value	12,728	12,728	15,088	15,088
Interest rate swaps - cash flow and fair value hedges	7,244	7,244	6,431	6,431
Interest rate swaps - dealer offsets to customer swap positions	62	62	64	64
Level 3 inputs:
Loans receivable, gross	2,521,093	2,385,213	2,417,927	2,276,397
MSRs, held at lower of cost or fair value	9,204	21,043	9,090	20,552
MSRs held for sale, held at lower of cost or fair value	—	—	8,086	17,611
Mandatory and best effort forward commitments with investors	31	31
Fair value interest rate locks with customers	103	103	—	—
Financial Liabilities
Level 2 inputs:
Time deposits	1,028,896	1,024,663	1,096,771	1,089,474
Borrowings	307,806	307,408	93,746	93,416
Subordinated notes, excluding unamortized debt issuance costs	50,000	45,504	50,000	43,480
Interest rate swaps - cash flow and fair value hedges	—	—	375	375
Forward TBA mortgage-backed securities	—	—	284	284
Interest rate swaps - customer swap positions	61	61	63	63
Level 3 inputs:
Mandatory and best effort forward commitments with investors	—	—	188	188

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the years indicated:

	At or For the Year Ended December 31,
Numerator (Dollars in thousands, except per share amounts):	2024	2023	2022
Net income	$35,024	$36,053	$29,649
Dividends and undistributed earnings allocated to participating securities	(572)	(578)	(554)
Net income available to common shareholders	$34,452	$35,475	$29,095
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,697,806	7,656,526	7,754,507
Dilutive shares	195,440	118,907	119,133
Diluted weighted average common shares outstanding	7,893,246	7,775,433	7,873,640
Basic earnings per share	$4.48	$4.63	$3.75
Diluted earnings per share	$4.36	$4.56	$3.70
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	11,640	56,520	61,912

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

The Company expects that approximately $1.6 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next twelve months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

		Cumulative Amount of Fair Value
		Hedging Adjustment Included in
Line item in the Consolidated Balance Sheets	Carrying Amount of the	the Carrying Amount of the
in which the hedged item is included	Hedged Assets	Hedged Assets
December 31, 2024
Investment securities (1)	$55,701	$4,299
Total	$55,701	$4,299

December 31, 2023
Investment securities (1)	$56,785	$3,215
Total	$56,785	$3,215

____________________________________

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $189.0 million; the cumulative basis adjustments associated with these hedging relationships was $4.3 million; and the amounts of the designated hedged items was $60.0 million. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $236.7 million; the cumulative basis adjustments associated with these hedging relationships was $3.2 million; and the amounts of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities”, respectively, on the Consolidated Balance Sheets, as follows:

	December 31, 2024
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$340,000	$7,244	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	16,905	103	—
Mandatory and best effort forward commitments with investors	6,829	31	—
Forward TBA mortgage-backed securities	31,000	180	—
Interest rate swaps - customer swap positions	716	—	61
Interest rate swaps - dealer offsets to customer swap positions	716	62	—

	December 31, 2023
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$310,000	$6,431	$375
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	22,334	329	—
Mandatory and best effort forward commitments with investors	10,070	—	188
Forward TBA mortgage-backed securities	33,000	—	284
Interest rate swaps - customer swap positions	801	—	63
Interest rate swaps - dealer offsets to customer swap positions	801	64	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the years indicated:

	Year Ended December 31,
	2024		2023		2022
	Interest		Interest		Interest
	Expense	Interest	Expense	Interest	Expense	Interest
	Deposits and	Income	Deposits and	Income	Deposits and	Income
	Borrowings	Securities	Borrowings	Securities	Borrowings	Securities
Total amounts presented on the Consolidated Statements of Income	$59,790	$13,980	$36,751	$12,247	$9,420	$7,046
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	$—	$(1,084)	$—	$892	$—	$(4,107)
Recognized on derivatives designated as hedging instruments	—	1,084	—	(892)	—	4,103
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	1,597	—	1,509	—	—
Net income (expense) recognized on fair value hedges	$—	$1,597	$—	$1,509	$—	$(4)
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from accumulated other comprehensive loss into net income	$4,951	$—	$5,465	$—	$970	$—
Net income recognized on cash flow hedges	$4,951	$—	$5,465	$—	$970	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in net losses of $29,000, and net gains of $75,000 and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Net Amount
At December 31, 2024
Interest rate swaps	$7,844	$538	$7,306	$—	$740	$6,566

At December 31, 2023
Interest rate swaps	$6,648	$153	$6,495	$—	$—	$6,495

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Liabilities Presented in	in the Consolidated Balance Sheets
	of Recognized	Consolidated	the Consolidated	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Balance Sheets	Balance Sheets	Instruments	Posted	Net Amount
At December 31, 2024
Interest rate swaps	$—	$—	$—	$—	$—	$—

At December 31, 2023
Interest rate swaps	$(722)	$(347)	$(375)	$—	$270	$(105)

Credit Risk-related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At  December 31, 2024, the Company had no collateral posted due to this provision. Receivables related to cash collateral that has been paid to counterparties is included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years indicated:

		Unrealized
		(Losses)
	Gains and	and Gains
	(Losses) on	on Available
	Derivative	for Sale
Year Ended December 31, 2024	Instruments	Securities	Total
Beginning balance	$4,766	$(28,072)	$(23,306)
Other comprehensive income (loss) before reclassification, net of tax	6,074	(919)	5,155
Amounts reclassified from accumulated other comprehensive loss, net of tax	(5,140)	6,151	1,011
Net current period other comprehensive income	934	5,232	6,166
Ending balance	$5,700	$(22,840)	$(17,140)

		Unrealized
		(Losses)
	Gains and	and Gains
	(Losses) on	on Available
	Derivative	for Sale
Year Ended December 31, 2023	Instruments	Securities	Total
Beginning balance	$7,761	$(33,393)	$(25,632)
Other comprehensive income before reclassification, net of tax	1,296	5,321	6,617
Amounts reclassified from accumulated other comprehensive loss, net of tax	(4,291)	—	(4,291)
Net current period other comprehensive (loss) income	(2,995)	5,321	2,326
Ending balance	$4,766	$(28,072)	$(23,306)

		Unrealized
	Gains and	Losses
	(Losses) on	on Available
	Derivative	for Sale
Year Ended December 31, 2022	Instruments	Securities	Total
Beginning balance	$794	$(542)	$252
Other comprehensive income (loss) before reclassification, net of tax	7,728	(32,851)	(25,123)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(761)	—	(761)
Net current period other comprehensive income (loss)	6,967	(32,851)	(25,884)
Ending balance	$7,761	$(33,393)	$(25,632)

NOTE 20 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At December 31, 2024, there were 190,432 stock option awards and 38,372 RSAs available for future grants under the 2018 Plan.

For the years ended December 31, 2024, 2023 and 2022, total share-based compensation expense was $1.8 million, $2.0 million, and $2.0 million, respectively. The related income tax benefit was $379,000, $422,000, and $414,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock Options

The 2018 Plan consists of stock option awards that may be granted as incentive stock options or nonqualified stock options. Stock option awards generally vest over a one-year or two-year period for non-employee directors and over a five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank. The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the years indicated:

	December 31,
	2024	2023	2022
Dividend yield	2.57%	3.25%	2.59%
Expected volatility	29.55%	28.24%	26.86%
Risk-free interest rate	3.82%	4.35%	2.88%
Expected term in years	6.3	6.5	6.5
Weighted-average grant date fair value per option granted	$11.36	$7.61	$7.13

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

The following table presents a summary of the Company’s stock option awards during the years indicated (shown as actual).

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term In Years	Value
Outstanding at January 1, 2022	613,626	$25.24	7.17	$5,362,902
Granted	99,200	30.94	—	—
Less exercised	64,994	19.75	—	790,558
Outstanding at December 31, 2022	647,832	$26.67	6.84	$4,627,255

Outstanding at January 1, 2023	647,832	$26.67	6.84	$4,627,255
Granted	103,000	30.73	—	—
Less exercised	47,734	10.17	—	970,064
Less forfeited	40,819	32.96	—	—
Outstanding at December 31, 2023	662,279	$28.12	6.69	$5,852,975

Outstanding at January 1, 2024	662,279	$28.12	6.69	$5,852,975
Granted	75,100	41.98	9.62	—
Less exercised	187,478	23.69	—	3,916,425
Less forfeited	12,000	30.73	—	—
Outstanding at December 31, 2024	537,901	$31.55	6.75	$5,187,207

Expected to vest, assuming a 0.31% annual forfeiture rate at, December 31, 2024 (1)	524,787	$31.46	6.70	5,104,755

Exercisable at December 31, 2024	296,643	$29.55	5.58	$3,414,456

___________________________

(1)	Forfeiture rate has been calculated and estimated, based on historical employment data, to assume a forfeiture of 3.1% of the options over 10 years.

At December 31, 2024, there was $1.9 million of total unrecognized forfeiture adjusted compensation cost related to nonvested stock options granted under the 2018 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.

Restricted Stock Awards

The RSAs fair value is equal to the value of the market price of the Company’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares granted under the 2018 Plan generally vest over a one-year or two-year period for non-employee directors and a five-year period for employees and officers, beginning on the grant date. Any forfeited RSAs are made available for future grants under the 2018 Plan.

The following table presents a summary of the Company’s nonvested awards during the years indicated (shown as actual).

		Weighted-Average
		Grant-Date
		Fair Value
Nonvested Shares	Shares	Per Share
Nonvested at January 1, 2022	121,672	$28.02
Granted	35,050	30.94
Less vested	38,192	28.12
Nonvested at December 31, 2022	118,530	$28.85

Nonvested at January 1, 2023	118,530	$28.85
Granted	37,600	30.73
Less vested	44,462	28.24
Forfeited or expired	9,524	30.96
Nonvested at December 31, 2023	102,144	$29.61

Nonvested at January 1, 2024	102,144	$29.61
Granted	42,250	41.98
Less vested	37,331	28.46
Less forfeited	4,000	30.73
Nonvested at December 31, 2024	103,063	$35.05

At December 31, 2024, there was $3.1 million of total unrecognized forfeiture adjusted compensation costs related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.

NOTE 21 – BUSINESS SEGMENTS

The Company’s reportable segments are determined by the Chief Financial Officer (“CFO”), who is the designated chief operating decision maker or CODM, based upon information provided about the Company's products and services offered, primarily distinguished between commercial and consumer banking and home lending.  They are also distinguished by the level of information provided to the CFO, who uses such information to review performance of various components of business for each branch and home lending office, which are aggregated if operating performance, products/services, and customers are similar.  The CFO evaluates the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources.  The CFO uses revenue streams to evaluate product pricing and significant expenses to assess performance of each segment to evaluate compensation of certain employees.  Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense.  Segment pretax profit or loss is used to assess the performance of the home lending segment by monitoring the premium received on loans sales.  Loans, investments, and deposits provide the revenues in the commercial and consumer banking operation, and servicing fees and loan sales provide the revenues in home lending.  Interest expense, provisions for credit losses, and payroll provide the significant expenses in commercial and consumer banking, and cost of loan sales and payroll provide the significant expenses in home lending.  All operations are domestic and the Company has no major customers providing greater than 10% of total segment revenue. The Company does not have any material intra-entity sales or transfers, aside from certain allocations of interest expense and loan servicing cost from the commercial and consumer banking segment to the home lending segment.

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

Segment assets are primarily allocated by loan origination channel. The home lending segment is limited to residential mortgage and home equity loans originated through the home lending platform. The home lending segment additionally includes related accrued interest receivable and the Company's MSR assets. The commercial and consumer banking segment includes the remainder of the loan portfolio, the assets of the retail branch network and administrative buildings, as well as the investment portfolio and other assets of the Bank.  A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At December 31, 2024, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as loans held for investment. A majority of these mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA or the FHLB of Des Moines, while the Company generally retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration (“FHA”), US Department of Veterans Affairs (“VA”), and United States Department of Agriculture (“USDA”) are generally sold servicing released or servicing retained to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSR portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family MSRs within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds.

Segment Financial Results

Accounting policies for segments are consistent with those described in “Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.” Segment performance is evaluated using net income.  Indirect expenses are allocated based on segment assets and full-time equivalent employees (“FTEs”).  Transactions among segments are made at fair value.  Information reported internally for performance assessment by the CFO follows, inclusive of reconciliations of significant segment totals to the financial statements at or for the years indicated:

	At or For the Year Ended December 31, 2024
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$139,996	$30,861	$170,857
Interest income - other interest earnings assets	13,980	—	13,980
Total interest income by segment	153,976	30,861	184,837

Gain on sale of loans	—	8,557	8,557
Gain on sale of MSRs	6,473	1,883	8,356
Other income	1,856	2,787	4,643
Intersegment income	898	(898)	—
Total noninterest income by segment	9,227	12,329	21,556

Total income by segment	163,203	43,190	206,393

Expense:
Interest expense - deposits	53,156	7	53,163
Interest expense - borrowings	6,627	—	6,627
Interest expense - subordinated note	1,555	387	1,942
Interest expense - intersegment	(20,666)	20,666	—
Total interest expense by segment	40,672	21,060	61,732

Provision for credit losses by segment	5,393	118	5,511

Salaries and benefits	26,609	8,470	35,079
Overhead allocation	22,464	6,559	29,023
Other segment items (1)	28,542	4,925	33,467
Total noninterest expense by segment	77,615	19,954	97,569

Income before (provision) benefit for income taxes by segment	39,523	2,058	41,581
(Provision) benefit for income taxes by segment	(6,733)	176	(6,557)
Net income by segment	$32,790	$2,234	$35,024

Other segment disclosures:
Segment assets	$2,410,777	$618,400	$3,029,177
FTEs	447	115	562

	At or For the Year Ended December 31, 2023
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$127,947	$26,998	$154,945
Interest income - other interest earnings assets	12,247	—	12,247
Total interest income by segment	140,194	26,998	167,192

Gain on sale of loans	—	6,711	6,711
Other income	9,178	4,601	13,779
Intersegment income	1,190	(1,190)	—
Total noninterest income by segment	10,368	10,122	20,490

Total income by segment	150,562	37,120	187,682

Expense:
Interest expense - deposits	36,743	8	36,751
Interest expense - borrowings	5,196	—	5,196
Interest expense - subordinated note	1,581	361	1,942
Interest expense - intersegment	(15,063)	15,063	—
Total interest expense by segment	28,457	15,432	43,889

Provision for credit losses by segment	3,494	1,280	4,774

Salaries and benefits	25,623	9,749	35,372
Overhead allocation	21,266	6,109	27,375
Other segment items (1)	26,878	4,122	31,000
Total noninterest expense by segment	73,767	19,980	93,747

Income before provision for income taxes by segment	44,844	428	45,272
Provision for income taxes by segment	(9,132)	(87)	(9,219)
Net income by segment	$35,712	$341	$36,053

Other segment disclosures:
Segment assets	$2,420,930	$551,739	$2,972,669
FTEs	447	123	570

	At or For the Year Ended December 31, 2022
	Commercial
	and Consumer
Income:	Banking	Home Lending	Total
Interest income - loans receivable, including fees	$92,799	$18,849	$111,648
Interest income - other interest earnings assets	7,046	—	7,046
Total interest income by segment	99,845	18,849	118,694

Gain on sale of loans	358	7,559	7,917
Other income	8,553	1,638	10,191
Intersegment income	1,247	(1,247)	—
Total noninterest income by segment	10,158	7,950	18,108

Total income by segment	110,003	26,799	136,802

Expense:
Interest expense - deposits	9,413	7	9,420
Interest expense - borrowings	3,052	—	3,052
Interest expense - subordinated note	1,609	333	1,942
Interest expense - intersegment	(7,587)	7,587	—
Total interest expense by segment	6,487	7,927	14,414

Provision for credit losses by segment	5,064	1,153	6,217

Salaries and benefits	25,798	9,588	35,386
Corporate overhead allocation	16,904	6,216	23,120
Other segment items (1)	17,021	3,656	20,677
Total noninterest expense by segment	59,723	19,460	79,183

Income (loss) before (provision) benefit for income taxes by segment	38,729	(1,741)	36,988
(Provision) benefit for income taxes by segment	(7,684)	345	(7,339)
Net income (loss) by segment	$31,045	$(1,396)	$29,649

Other segment disclosures:
Segment assets	$2,150,956	$481,944	$2,632,900
FTEs	405	132	537

________________________

(1)	Other segments items include operations, occupancy, data processing, gain (loss) on sale of OREO, loan costs, professional and board fees, marketing and advertising, and (recovery) impairment of MSRs.

NOTE 22 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  December 31, 2024, and December 31, 2023, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in the Branch Purchase on February 24, 2023, and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2024 and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2024, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the years indicated:

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2022	$7,490	$(4,121)	$3,369
Additions as a result of the Branch Acquisition	17,438	—	17,438
Amortization	—	(3,464)	(3,464)
Balance, December 31, 2023	24,928	(7,585)	17,343
Amortization	—	(3,633)	(3,633)
Balance, December 31, 2024	$24,928	$(11,218)	$13,710

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on an accelerated basis over 10 years for the CDI related to the Branch Acquisition, on a straight-line basis over 10 years for the CDI related to the Anchor Bank acquisition on November 2018 and on an accelerated basis over approximately nine years for the CDI related to the purchase of four retail bank branches from Bank of America on January 22, 2016. Total amortization expense was $3.6 million, $3.5 million and $691,000 for the years ended  December 31, 2024, 2023 and 2022, respectively.

Amortization expense for CDI is expected to be as follows for the years ended December 31:

2025	$3,192
2026	2,845
2027	2,500
2028	2,110
2029	1,283
Thereafter	1,780
Total	$13,710

NOTE 23 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The Condensed Balance Sheets, Statements of Income, and Statements of Cash Flows for the Company (Parent Only) are presented below:

Condensed Balance Sheets	December 31,
Assets	2024	2023
Cash and due from banks	$9,160	$9,094
Investment in subsidiary	336,579	305,315
Other assets	487	458
Total assets	$346,226	$314,867
Liabilities and stockholders' equity
Subordinated notes, net	49,594	49,527
Other liabilities	865	852
Total liabilities	50,459	50,379
Stockholders' equity	295,767	264,488
Total liabilities and stockholders' equity	$346,226	$314,867

Condensed Statements of Income	Year Ended December 31,
	2024	2023	2022
Interest expense on subordinated note	$(1,942)	$(1,942)	$(1,942)
Dividends received from subsidiary	11,832	8,919	9,110
Other expenses	(452)	(278)	(274)
Income before income tax benefit and equity in undistributed net income of subsidiary	9,438	6,699	6,894
Income tax benefit	488	458	465
Equity in undistributed earnings of subsidiary	25,098	28,896	22,290
Net income	$35,024	$36,053	$29,649

Condensed Statements of Cash Flows	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$35,024	$36,053	$29,649
Equity in undistributed net income of subsidiary	(25,098)	(28,896)	(22,290)
Amortization	67	66	67
Share-based compensation expense related to stock options and restricted stock	1,806	2,010	1,971
Changes in operating assets and liabilities
Other assets	(29)	246	(297)
Other liabilities	13	18	55
Net cash from operating activities	11,783	9,497	9,155
Cash flows used by financing activities:
(Disbursements) proceeds from stock options exercised	(1,633)	(273)	568
Common stock repurchased for employee/director taxes paid on restricted stock awards	(386)	(355)	(190)
Issuance of common stock - employee stock purchase plan	1,075	1,017	503
Common stock repurchased	(2,508)	(223)	(15,628)
Dividends paid on common stock	(8,265)	(7,764)	(7,096)
Net cash used by financing activities	(11,717)	(7,598)	(21,843)
Net increase (decrease) in cash and cash equivalents	66	1,899	(12,688)
Cash and cash equivalents, beginning of year	9,094	7,195	19,883
Cash and cash equivalents, end of year	$9,160	$9,094	$7,195

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2024 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO (principal executive officer) and CFO (principal financial officer) concluded that based on their evaluation at December 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

FS Bancorp’s management assessed the effectiveness of FS Bancorp’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on management’s assessment, it was concluded that, as of December 31, 2024, FS Bancorp’s internal control over financial reporting was effective based on those criteria.

b) Attestation report of the registered public accounting firm.

Moss Adams LLP, an independent registered public accounting firm, has audited FS Bancorp’s consolidated financial statements and the effectiveness of its internal control over financial reporting as of December 31, 2024, which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10–K.

c) Changes in internal control over financial reporting.

There were no changes in FS Bancorp’s internal control over financial reporting during FS Bancorp’s most recent fiscal quarter that would have materially affected or is reasonably likely to materially affect, FS Bancorp’s internal control over financial reporting.

Item 9B. Other Information

a) Nothing to report.

b) During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S–K.

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

Insider Trading Policy

FS Bancorp has an insider trading policy governing the purchase, sale, and other dispositions of Company securities that applies to all Company personnel, including directors, officers, employees, and other covered persons, which is also followed by the Company.  We believe our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.  A copy of the Company's insider trading policy is being filed as 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2024.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Company is composed of Directors Leech (Chairperson), Mansfield, Cofer-Wildsmith, Andrews, and Degner. Each member of the Audit Committee is independent as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market, LLC. The Board of Directors has determined that Mr. Leech and Mr. Mansfield meet the definition of “audit committee financial expert,” as defined by the SEC.

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

d) Equity Compensation Plans Information. The following table summarizes share and exercise price information about FS Bancorp’s equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2018 Equity Incentive Plan	537,901	$31.55	228,804
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	537,901	$31.55	228,804	(1)

_____________________________

(1) Includes 38,372 shares available for future grants of restricted stock.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
For a list of the financial statements filed as part of this report see “Part II - Item 8. Financial Statements and Supplementary Data.”
2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.
(b)	Exhibits
Exhibits are available from the Company by written request

		3.1	Articles of Incorporation for FS Bancorp, Inc. (1)
		3.2	Bylaws for FS Bancorp, Inc. (2)
		4.1	Form of Common Stock certificate of FS Bancorp, Inc. (1)
		4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee. (3)
		4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto) (3)
		4.4	Description of Registrant’s Securities (4).
		10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
		10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
		10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (5)
		10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (5)
		10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (5)
		10.6	Form of Restricted Stock Agreement under the 2013 Plan (5)
		10.9	Form of Change of Control Agreement with Donn C. Costa, Dennis O’Leary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (6)
		10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (8)
		10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (8)
		10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (8)
		10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (8)
		10.14	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (9)
		10.15	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (9)
		10.16	Form of Change of Control Agreement with Shana Allen and Benjamin Crowl (10)
		14	Code of Ethics and Conduct Policy (7)
		19	Insider Trading Policies and Procedures
		21	Subsidiaries of Registrant
		23	Consent of Independent Registered Public Accounting Firm
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		97	Policy relating to Recovery of Erroneously Awarded Compensation (11)
101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

		104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑355589).
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).
(4)	Filed as an exhibit to the Registrant's Current Report on 424B5 (Prospectus) (333-215810) filed on September 11, 2017.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑8 (333‑192990) filed on December 20, 2013 and incorporated by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589)
(7)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23,2018.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-265729) filed on June 21,2022.
(10)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 2, 2024 (File No. 001-35589).
(11)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 15, 2024 (File No. 001-35589).

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2025	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer	March 17, 2025
Joseph C. Adams	(Principal Executive Officer)

/s/Matthew D. Mullet	President and Chief Financial Officer, Treasurer and Secretary	March 17, 2025
Matthew D. Mullet	(Principal Financial and Accounting Officer)

/s/Ted A. Leech	Chairman of the Board	March 17, 2025
Ted A. Leech

/s/Terri L. Degner	Director	March 17, 2025
Terri L. Degner

/s/Joseph P. Zavaglia	Director	March 17, 2025
Joseph P. Zavaglia

/s/Michael J. Mansfield	Director	March 17, 2025
Michael J. Mansfield

/s/Marina Cofer-Wildsmith	Director	March 17, 2025
Marina Cofer-Wildsmith

/s/Pamela M. Andrews	Director	March 17, 2025
Pamela M. Andrews