Form 10-K/A
period 2024-12-31
FS Bancorp, Inc.
filed 2025-03-20
CIK 1530249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

FS Bancorp, Inc. (the “Company”) is filing this 10-K/A (Amendment No. 1) (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Form 10-K”), as filed with the United States Securities and Exchange Commission (the “SEC”) on March 17, 2025 (the “Original Filing Date”), solely to correct a certain inadvertent typographical error contained in Item 8 related to the Opinion of the work completed by Moss Adams LLP, the Company's independent registered accounting firm.  The Opinion was provided timely by Moss Adams LLP and received by the Company at the time of the Original Filing Date. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 is signed by a duly authorized representative of the Company. It includes, as Exhibits 31.1 and 31.2, the certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as well as the consent of the Company’s independent registered public accounting firm for the applicable period as Exhibits 23.

Except as described above, no changes have been made to the Original Form 10-K, and this Amendment No. 1 does not modify, amend or update the financial or other information contained in the Original Form 10-K. This Amendment No. 1 does not reflect any events that have occurred on or after the Original Filing Date. Among other things, the Company has not revised forward-looking statements made in the Original Form 10-K to reflect events that occurred or facts that became known to the Company after the Original Filing Date. Therefore, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and any other documents the Company has filed with the SEC on or after the Original Filing Date.

FS Bancorp, Inc.

PART IV
Item 15.	Exhibits and Financial Statement Schedules	135

SIGNATURES		136

ii

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

We identified management’s qualitative and environmental adjustments, which are used in the calculation of the allowance for credit losses on loans, as a critical audit matter. The qualitative and environmental adjustments are used to estimate factors that are not captured in the modeled expected losses. In turn, auditing management’s complex judgments regarding the determination of qualitative and environmental adjustments applied to the allowance for credit losses on loans involved a high degree of auditor judgment due to the nature and extent of the audit evidence and effort required to audit the matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  Our audit procedures related to the critical audit matter included the following, among others:

●
Testing the design, implementation, and operating effectiveness of controls related to management’s calculation of the allowance for credit losses on loans, including controls over the accuracy and application of qualitative and environmental adjustments.

●
Testing the completeness and accuracy of the data used in the calculation and the application of qualitative and environmental adjustments, all of which are determined by management and used in the calculation.

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

Amortization expense for CDI is expected to be as follows for the years ended December 31:

2025	$3,192
2026	2,845
2027	2,500
2028	2,110
2029	1,283
Thereafter	1,780
Total	$13,710

NOTE 23 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The Condensed Balance Sheets, Statements of Income, and Statements of Cash Flows for the Company (Parent Only) are presented below:

Condensed Balance Sheets	December 31,
Assets	2024	2023
Cash and due from banks	$9,160	$9,094
Investment in subsidiary	336,579	305,315
Other assets	487	458
Total assets	$346,226	$314,867
Liabilities and stockholders' equity
Subordinated notes, net	49,594	49,527
Other liabilities	865	852
Total liabilities	50,459	50,379
Stockholders' equity	295,767	264,488
Total liabilities and stockholders' equity	$346,226	$314,867

Condensed Statements of Income	Year Ended December 31,
	2024	2023	2022
Interest expense on subordinated note	$(1,942)	$(1,942)	$(1,942)
Dividends received from subsidiary	11,832	8,919	9,110
Other expenses	(452)	(278)	(274)
Income before income tax benefit and equity in undistributed net income of subsidiary	9,438	6,699	6,894
Income tax benefit	488	458	465
Equity in undistributed earnings of subsidiary	25,098	28,896	22,290
Net income	$35,024	$36,053	$29,649

Condensed Statements of Cash Flows	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$35,024	$36,053	$29,649
Equity in undistributed net income of subsidiary	(25,098)	(28,896)	(22,290)
Amortization	67	66	67
Share-based compensation expense related to stock options and restricted stock	1,806	2,010	1,971
Changes in operating assets and liabilities
Other assets	(29)	246	(297)
Other liabilities	13	18	55
Net cash from operating activities	11,783	9,497	9,155
Cash flows used by financing activities:
(Disbursements) proceeds from stock options exercised	(1,633)	(273)	568
Common stock repurchased for employee/director taxes paid on restricted stock awards	(386)	(355)	(190)
Issuance of common stock - employee stock purchase plan	1,075	1,017	503
Common stock repurchased	(2,508)	(223)	(15,628)
Dividends paid on common stock	(8,265)	(7,764)	(7,096)
Net cash used by financing activities	(11,717)	(7,598)	(21,843)
Net increase (decrease) in cash and cash equivalents	66	1,899	(12,688)
Cash and cash equivalents, beginning of year	9,094	7,195	19,883
Cash and cash equivalents, end of year	$9,160	$9,094	$7,195

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
For a list of the financial statements filed as part of this report see “Part II - Item 8. Financial Statements and Supplementary Data.”
2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.
(b)	Exhibits
Exhibits are available from the Company by written request

		3.1	Articles of Incorporation for FS Bancorp, Inc. (1)
		3.2	Bylaws for FS Bancorp, Inc. (2)
		4.1	Form of Common Stock certificate of FS Bancorp, Inc. (1)
		4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee. (3)
		4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto) (3)
		4.4	Description of Registrant’s Securities (4).
		10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
		10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
		10.3	FS Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) (5)
		10.4	Form of Incentive Stock Option Agreement under the 2013 Plan (5)
		10.5	Form of Non-Qualified Stock Option Agreement under the 2013 Plan (5)
		10.6	Form of Restricted Stock Agreement under the 2013 Plan (5)
		10.9	Form of Change of Control Agreement with Donn C. Costa, Dennis O’Leary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (6)
		10.10	FS Bancorp, Inc. 2018 Equity Incentive Plan (8)
		10.11	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (8)
		10.12	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (8)
		10.13	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (8)
		10.14	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (9)
		10.15	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (9)
		10.16	Form of Change of Control Agreement with Shana Allen and Benjamin Crowl (10)
		14	Code of Ethics and Conduct Policy (7)
		19	Insider Trading Policies and Procedures (12)
		21	Subsidiaries of Registrant (12)
		23	Consent of Independent Registered Public Accounting Firm
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		97	Policy relating to Recovery of Erroneously Awarded Compensation (11)
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

		104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑355589).
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).
(4)	Filed as an exhibit to the Registrant's Current Report on 424B5 (Prospectus) (333-215810) filed on September 11, 2017.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑8 (333‑192990) filed on December 20, 2013 and incorporated by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589)
(7)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23,2018.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-265729) filed on June 21,2022.
(10)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 2, 2024 (File No. 001-35589).
(11)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 15, 2024 (File No. 001-35589).
(12)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 17, 2025 (File No. 001-35589).

FS BANCORP, INC.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS Bancorp, Inc.
(Registrant)

/s/Matthew D. Mullet
Matthew D. Mullet
President & Chief Financial Officer
March 19, 2025