Form 10-Q
period 2025-03-31
FS Bancorp, Inc.
filed 2025-05-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2025, there were 7,697,429 outstanding shares of the registrant’s common stock.

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts) (Unaudited)

	March 31,	December 31,
ASSETS	2025	2024
Cash and due from banks	$18,657	$19,280
Interest-bearing deposits at other financial institutions	44,084	12,355
Total cash and cash equivalents	62,741	31,635
Certificates of deposit at other financial institutions	1,234	1,727
Securities available-for-sale, at fair value (amortized cost of $316,735 and $310,272, net of allowance for credit losses of $0 and $0, respectively)	291,133	281,175
Securities held-to-maturity, at amortized cost (fair value of $10,258 and $8,144, net of allowance for credit losses of $66 and $45, respectively)	10,434	8,455
Loans held for sale, at fair value	31,038	27,835
Loans receivable, net of allowance for credit losses of $31,653 and $31,870 (includes loans of $14,526 and $12,728, at fair value, respectively)	2,501,117	2,501,951
Accrued interest receivable	14,406	13,881
Premises and equipment, net	29,451	29,756
Operating lease right-of-use (“ROU”) assets	4,979	5,378
Federal Home Loan Bank (“FHLB”) stock, at cost	5,256	15,621
Deferred tax asset, net	7,009	7,059
Bank owned life insurance (“BOLI”), net	38,778	38,528
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	8,926	9,204
Goodwill	3,592	3,592
Core deposit intangible, net	12,879	13,710
Other assets	43,105	39,670
TOTAL ASSETS	$3,066,078	$3,029,177
LIABILITIES
Deposits:
Noninterest-bearing accounts	$676,706	$638,158
Interest-bearing accounts	1,938,445	1,701,260
Total deposits	2,615,151	2,339,418
Borrowings	68,805	307,806
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(389)	(406)
Total subordinated notes less unamortized debt issuance costs	49,611	49,594
Operating lease liabilities	5,149	5,556
Other liabilities	28,522	31,036
Total liabilities	2,767,238	2,733,410
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,742,907 and 7,833,014 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	77	78
Additional paid-in capital	52,806	55,716
Retained earnings	262,945	257,113
Accumulated other comprehensive loss, net of tax	(16,988)	(17,140)
Total stockholders’ equity	298,840	295,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,066,078	$3,029,177

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share amounts) (Unaudited)

	Three Months Ended March 31,
INTEREST INCOME	2025	2024
Loans receivable, including fees	$43,303	$40,997
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	3,485	3,883
Total interest and dividend income	46,788	44,880
INTEREST EXPENSE
Deposits	13,058	12,882
Borrowings	2,263	1,167
Subordinated notes	485	485
Total interest expense	15,806	14,534
NET INTEREST INCOME	30,982	30,346
PROVISION FOR CREDIT LOSSES	1,592	1,399
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	29,390	28,947
NONINTEREST INCOME
Service charges and fee income	2,244	2,552
Gain on sale of loans	1,700	1,838
Gain on sale of MSRs	—	8,215
Loss on sale of investment securities, net	—	(7,998)
Earnings on cash surrender value of BOLI	250	240
Other noninterest income	932	264
Total noninterest income	5,126	5,111
NONINTEREST EXPENSE
Salaries and benefits	14,533	13,557
Operations	3,445	3,008
Occupancy	1,717	1,705
Data processing	2,045	1,958
Loan costs	548	585
Professional and board fees	1,186	923
Federal Deposit Insurance Corporation (“FDIC”) insurance	538	532
Marketing and advertising	221	227
Amortization of core deposit intangible	831	941
(Recovery) impairment of MSRs	(9)	93
Total noninterest expense	25,055	23,529
INCOME BEFORE PROVISION FOR INCOME TAXES	9,461	10,529
PROVISION FOR INCOME TAXES	1,440	2,132
NET INCOME	$8,021	$8,397
Basic earnings per share	$1.02	$1.07
Diluted earnings per share	$1.01	$1.06

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$8,021	$8,397
Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) during period	3,496	(2,552)
Income tax (provision) benefit related to unrealized gain	(752)	549
Reclassification adjustment for realized loss, net included in net income	—	7,998
Income tax benefit related to reclassification for realized loss, net	—	(1,719)
Derivative financial instruments:
Unrealized derivative (loss) gain during period	(2,423)	5,050
Income tax benefit (provision) related to unrealized derivative (loss) gain	514	(1,086)
Reclassification adjustment for realized gain, net included in net income	(871)	(1,722)
Income tax provision related to reclassification, net	188	370
Other comprehensive income, net of tax	152	6,888
COMPREHENSIVE INCOME	$8,173	$15,285

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts) (Unaudited)

Three Months Ended March 31, 2025 and 2024

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2024	7,800,545	$78	$57,362	$230,354	$(23,306)	$264,488
Net income	—	$—	—	8,397	—	$8,397
Dividends paid ($0.26 per share)	—	$—	—	(2,031)	—	$(2,031)
Share-based compensation	—	$—	395	—	—	$395
Issuance of common stock - employee stock purchase plan	9,250	$—	302	—	—	$302
Common stock repurchased – repurchase plan	(17,612)	$—	—	—	—	$—
Restricted stock awards forfeited	(4,000)	—	—	—	—	—
Stock options exercised, net	17,612	$—	(507)	—	—	$(507)
Other comprehensive income, net of tax	—	$—	—	—	6,888	$6,888
BALANCE, March 31, 2024	7,805,795	$78	$57,552	$236,720	$(16,418)	$277,932

BALANCE, January 1, 2025	7,833,014	$78	$55,716	$257,113	$(17,140)	$295,767
Net income	—	$—	—	8,021	—	$8,021
Dividends paid ($0.28 per share)	—	$—	—	(2,189)	—	$(2,189)
Share-based compensation	—	$—	512	—	—	$512
Issuance of common stock - employee stock purchase plan	8,210	$—	336	—	—	$336
Common stock repurchased - repurchase plan	(98,317)	$(1)	(3,758)	—	—	$(3,759)
Other comprehensive income, net of tax	—	$—	—	—	152	$152
BALANCE, March 31, 2025	7,742,907	$77	$52,806	$262,945	$(16,988)	$298,840

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net income	$8,021	$8,397
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	1,592	1,399
Depreciation, amortization and accretion	2,337	2,835
Compensation expense related to stock options and restricted stock awards	512	395
Earnings on cash surrender value of BOLI	(250)	(240)
Gain on sale of loans held for sale	(1,700)	(1,838)
Gain on sale of MSRs	—	(8,215)
Loss on sale of investment securities, net	—	7,998
Change in fair value on portfolio loans measured under the fair value option	(263)	(2)
Origination of loans held for sale	(84,728)	(109,554)
Proceeds from sale of loans held for sale	93,068	94,874
Gain on purchase of tax credits	(660)	—
Purchase of tax credits	(7,587)	—
(Recovery) impairment of MSRs	(9)	93
Changes in operating assets and liabilities
Accrued interest receivable	(525)	(450)
Other assets	1,932	(496)
Other liabilities	(3,564)	5,079
Net cash from operating activities	8,176	275
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	44,036
Maturities, prepayments, and calls	6,278	4,293
Purchases	(13,049)	(38,009)
Activity in securities held-to-maturity:
Purchases	(2,000)	—
Maturities of certificates of deposit at other financial institutions	493	1,925
Purchase of certificates of deposit at other financial institutions	—	(980)
Portfolio loan originations and principal collections, net	(9,916)	(8,224)
Proceeds from sale of MSRs	—	16,168
Purchase of portfolio loans	—	(15,492)
Purchase of premises and equipment	(350)	(357)
Change in FHLB stock, net	10,365	(795)
Net cash (used by) from investing activities	(8,179)	2,565
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES
Net increase (decrease) in deposits	275,722	(57,083)
Proceeds from borrowings	152,999	175,000
Repayments of borrowings	(392,000)	(138,806)
Dividends paid on common stock	(2,189)	(2,031)
Disbursements from stock options exercised, net	—	(507)
Issuance of common stock - employee stock purchase plan	336	302
Common stock repurchased	(3,759)	—
Net cash from (used by) financing activities	31,109	(23,125)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,106	(20,285)

CASH AND CASH EQUIVALENTS, beginning of period	31,635	65,691
CASH AND CASH EQUIVALENTS, end of period	$62,741	$45,406

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$14,902	$12,087
Income taxes	34	—

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$3,496	$5,446
Change in fair value on fair value and cash flow hedges	(3,258)	3,324
Retention in gross MSRs from loan sales	308	576

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

Financial Statement Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K which includes all the audited financial statements and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2024, as filed with the SEC on March 17, 2025. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”), fair value adjustments from assets and liabilities acquired in a business combination, fair value of financial instruments, the valuation of MSRs, deferred income taxes, and if needed, a deferred tax asset valuation allowance.

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

Segment Reporting – The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the way financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See “Note 13 – Business Segments.”

Subsequent Events – The Company has evaluated events and transactions after  March 31, 2025, for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance within Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU are intended to enhance transparency regarding income tax information by improving income tax disclosures, particularly related to the rate reconciliation and income taxes paid. The ASU requires entities to disclose specified categories within the rate reconciliation and to provide additional information for reconciling items that meet a defined quantitative threshold.

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

In November 2024, the FASB issued guidance within ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in the ASU require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, public companies will be required to:

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

This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively. The Company is currently evaluating the impact of this ASU but does not expect it to have a material effect on its consolidated financial statements.

In January 2025, the FASB issued guidance within ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment in this ASU amends the effective date of ASU 204-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted.  The Company is currently evaluating the impact of this ASU but does not expect it to have a material effect on its consolidated financial statements.

Application of New Accounting Guidance Adopted in 2025

None.

NOTE 2 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity at  March 31, 2025 and December 31, 2024:

	March 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,251	$45	$(2,728)	$17,568	$—
Corporate securities	16,000	8	(821)	15,187	—
Municipal bonds	82,495	—	(12,374)	70,121	—
Mortgage-backed securities	186,222	1,462	(10,302)	177,382	—
Asset-backed securities	11,767	67	(959)	10,875	—
Total securities available-for-sale	316,735	1,582	(27,184)	291,133	—

SECURITIES HELD-TO-MATURITY
Corporate securities	10,500	1	(243)	10,258	66
Total securities held-to-maturity	10,500	1	(243)	10,258	66

Total securities	$327,235	$1,583	$(27,427)	$301,391	$66

	December 31, 2024
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,247	$45	$(3,154)	$17,138	$—
Corporate securities	16,000	8	(882)	15,126	—
Municipal bonds	82,774	—	(12,430)	70,344	—
Mortgage-backed securities	178,740	415	(11,969)	167,186	—
Asset-backed securities	12,511	3	(1,133)	11,381	—
Total securities available-for-sale	310,272	471	(29,568)	281,175	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(356)	8,144	45
Total securities held-to-maturity	8,500	—	(356)	8,144	45

Total securities	$318,772	$471	$(29,924)	$289,319	$45

The following table presents the activity in the ACL on securities held-to-maturity by major security type for the three months ended March 31, 2025 and 2024:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended March 31,
Corporate Securities	2025	2024
Beginning ACL balance	$45	$45
Provision for credit losses	21	—
Total ending ACL balance	$66	$45

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable totaled $120,000 and $116,000 on held-to-maturity debt securities and $1.6 million and $1.2 million on available-for-sale debt securities as of March 31, 2025 and December 31, 2024, respectively.  Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Company monitors the credit quality of debt securities held-to-maturity quarterly using credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31,	December 31,
Corporate securities	2025	2024
BBB/BBB-	$10,500	$8,500

At March 31, 2025 and  December 31, 2024, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of March 31, 2025, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	March 31, 2025
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$34,483	$40,193	$34,483

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,523	$(2,728)	$15,523	$(2,728)
Corporate securities	2,983	(17)	9,196	(804)	12,179	(821)
Municipal bonds	1,674	(4)	68,447	(12,370)	70,121	(12,374)
Mortgage-backed securities	35,231	(294)	65,190	(10,008)	100,421	(10,302)
Asset-backed securities	—	—	6,798	(959)	6,798	(959)
Total securities available-for-sale	39,888	(315)	165,154	(26,869)	205,042	(27,184)

SECURITIES HELD-TO-MATURITY
Corporate securities	1,937	(63)	4,319	(180)	6,256	(243)
Total securities held-to-maturity	1,937	(63)	4,319	(180)	6,256	(243)

Total securities	$41,825	$(378)	$169,473	$(27,049)	$211,298	$(27,427)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,093	$(3,154)	$15,093	$(3,154)
Corporate securities	6,781	(219)	5,337	(663)	12,118	(882)
Municipal bonds	1,677	(10)	68,667	(12,420)	70,344	(12,430)
Mortgage-backed securities	31,093	(241)	63,934	(11,728)	95,027	(11,969)
Asset-backed securities	3,638	(41)	7,190	(1,092)	10,828	(1,133)
Total securities available-for-sale	43,189	(511)	160,221	(29,057)	203,410	(29,568)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	8,144	(356)	8,144	(356)
Total securities held-to-maturity	—	—	8,144	(356)	8,144	(356)

Total securities	$43,189	$(511)	$168,365	$(29,413)	$211,554	$(29,924)

There were two held-to-maturity debt securities in an unrealized loss position of less than one year and four held-to-maturity debt securities in an unrealized loss position of more than one year at  March 31, 2025, compared to no held-to-maturity debt securities in an unrealized loss position of less than one year and seven held-to-maturity debt securities in an unrealized loss position of more than one year at  December 31, 2024.

There were 17 available-for-sale securities in an unrealized loss position of less than one year, and 125 available-for-sale securities in an unrealized loss position of more than one year at March 31, 2025, compared to 22 available-for-sale securities in an unrealized loss position of less than one year and 121 available-for-sale securities in an unrealized loss position of more than one year at  December 31, 2024.   The unrealized losses associated with these securities are believed to be caused by changing market conditions and considered to be temporary, and the Company does not intend and is not likely to be required to sell these securities prior to maturity. Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes. Substantially all the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings. All the municipal bond securities are investment grade.

All of the available-for-sale mortgage-backed securities and asset-backed securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the three months ended March 31, 2025, or for the year ended December 31, 2024.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	March 31, 2025		December 31, 2024
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$4,965	$4,654	$4,962	$4,575
Due after five years through ten years	10,976	9,434	10,975	9,193
Due after ten years	4,310	3,480	4,310	3,370
Subtotal	20,251	17,568	20,247	17,138
Corporate securities
Due after one year through five years	14,000	13,677	11,000	10,766
Due after five years through ten years	—	—	3,000	2,918
Due after ten years	2,000	1,510	2,000	1,442
Subtotal	16,000	15,187	16,000	15,126
Municipal bonds
Due after one year through five years	2,173	2,164	2,186	2,168
Due after five years through ten years	4,145	3,733	4,158	3,728
Due after ten years	76,177	64,224	76,430	64,448
Subtotal	82,495	70,121	82,774	70,344
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	90,055	81,520	90,771	80,677
Federal Home Loan Mortgage Corporation (“FHLMC”)	49,219	49,489	48,765	47,773
Government National Mortgage Association (“GNMA”)	46,948	46,373	39,204	38,736
Subtotal	186,222	177,382	178,740	167,186
Asset-backed securities
Due within one year	331	326	203	200
Due after one year through five years	843	817	1,073	1,037
Due after five years through ten years	2,639	2,458	2,867	2,648
Due after ten years	7,954	7,274	8,368	7,496
Subtotal	11,767	10,875	12,511	11,381
Total securities available-for-sale	316,735	291,133	310,272	281,175

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	10,500	10,258	8,500	8,144
Total securities held-to-maturity	10,500	10,258	8,500	8,144
Total securities	$327,235	$301,391	$318,772	$289,319

The proceeds and resulting gains and losses from sales of securities available-for-sale for the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31, 2025
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—

	For the Three Months Ended March 31, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$44,036	$—	$(7,998)

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	March 31,	December 31,
	2025	2024
COMMERCIAL REAL ESTATE ("CRE") LOANS
CRE owner occupied	$164,911	$170,396
CRE non-owner occupied	174,188	174,921
Commercial and speculative construction and development	288,978	280,798
Multi-family	244,940	245,222
Total CRE loans	873,017	871,337
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	637,299	617,322
Home equity	73,846	75,147
Residential custom construction	48,810	49,902
Total residential real estate	759,955	742,371
CONSUMER LOANS
Indirect home improvement	532,038	541,946
Marine	73,737	74,931
Other consumer	3,118	3,304
Total consumer loans	608,893	620,181
COMMERCIAL BUSINESS LOANS
Commercial and industrial (“C&I”)	274,956	287,014
Warehouse lending	15,949	12,918
Total commercial business loans	290,905	299,932
Total loans receivable, gross	2,532,770	2,533,821
ACL on loans	(31,653)	(31,870)
Total loans receivable, net	$2,501,117	$2,501,951

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $5.8 million as of March 31, 2025 and $6.0 million as of December 31, 2024. Net loans include unamortized net discounts on acquired loans of $1.9 million and $2.0 million as of  March 31, 2025 and December 31, 2024, respectively. Net loans does not include accrued interest receivable.

Most of the Company’s CRE and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington, the Oregon Coast, or near our loan production offices in Vancouver and the Tri-Cities, Washington. While the Company primarily originates real estate, consumer, and commercial business loans in these market areas, it also originates indirect home improvement loans, including solar-related home improvement loans, through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire. These indirect home improvement loans are generally secured by collateral, with legal documentation that establishes the Company's rights to the collateral, where practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At March 31, 2025, the Company held approximately $1.08 billion in loans that are pledged as collateral for FHLB borrowings, compared to approximately $1.11 billion at December 31, 2024. The Company held approximately $597.4 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at March 31, 2025, compared to approximately $606.5 million at December 31, 2024.

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

CRE Loans

Multi-Family Lending. Apartment term lending (five or more units) to current banking customers and community reinvestment loans for low to moderate income individuals in the Company’s footprint.

CRE Lending. Loans originated by the Company primarily secured by income-producing properties, including retail centers, warehouses, and office buildings located in our market areas.

Commercial and Speculative Construction and Development Lending. Loans originated by the Company for the construction of, and secured by, commercial real estate, one-to-four-family, and multi-family residences and tracts of land for development that are not pre-sold. Custom one-to-four-family construction loans to the intended occupant of the residence are included under residential custom construction lending below.

Residential Real Estate Loans

One-to-Four-Family Real Estate Lending. One-to-four-family residential loans include both owner occupied properties (including second homes), and non-owner-occupied properties with up to four units. These loans, which are originated by the Company or periodically purchased from other banks, are secured by first mortgages on one-to-four-family residences in our market areas and are intended to be held in the Company's portfolio (excludes loans held for sale).

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences, including home equity lines of credit in our market areas.

Residential Custom Construction Lending.  One-to-four-family custom construction loans to the intended occupant of the residence.

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

Commercial Business Loans

C&I Lending. C&I loans originated by the Company to local small- and mid-sized businesses in our market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some C&I loans purchased by the Company are outside of our market area. C&I loans are made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business. At March 31, 2025 and  December 31, 2024, C&I loans included Small Business Administration and United States Department of Agriculture guaranteed certificates of $51.6 million and $52.6 million, respectively.

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

Allowance for Credit Losses

The following tables detail activity in the ACL on loans by loan categories at or for the three months ended March 31, 2025 and 2024:

	At or For the Three Months Ended March 31, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,001	$7,440	$14,185	$3,244	$31,870
(Reversal of) provision for credit losses on loans	(97)	35	1,960	(393)	1,505
Charge-offs	—	—	(1,636)	(433)	(2,069)
Recoveries	—	—	347	—	347
Net (charge-offs) recoveries	—	—	(1,289)	(433)	(1,722)
Ending balance	$6,904	$7,475	$14,856	$2,418	$31,653

	At or For the Three Months Ended March 31, 2024
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,293	$6,814	$13,357	$4,070	$31,534
(Reversal of) provision for credit losses on loans	(812)	958	644	631	1,421
Charge-offs	—	—	(1,486)	(408)	(1,894)
Recoveries	—	—	418	—	418
Net charge-offs	—	—	(1,068)	(408)	(1,476)
Ending balance	$6,481	$7,772	$12,933	$4,293	$31,479

The main reason for the provision for credit losses on loans for the three months ended March 31, 2025, was elevated net charge-offs.  Additionally, the increase in the ACL on loans reflected shifts in credit quality (including changes in classified, past due and nonperforming loans) and adjustments to qualitative factors.  The most significant qualitative factor change was an increase in qualitative reserves, attributable to higher levels of past due and nonperforming loans, as well as higher net charge-offs on consumer loans relative to prior periods.

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

The following tables present the amortized cost basis of loans at  March 31, 2025 and 2024, that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and 2024, by class and by type of modification. The tables also present the percentage of the amortized cost basis of loans modified for borrowers experiencing financial difficulty relative to the total amortized cost basis of each class of financing receivable.

March 31, 2025
Combination
	Term	Total
	Extension	Class of
	Payment	Financing
CRE LOANS	Delay	Receivable
CRE owner occupied	$1,196	0.7%

March 31, 2024
Combination
	Term	Total
	Extension	Class of
	Interest Rate	Financing
CRE LOANS	Reduction	Receivable
CRE owner occupied	$1,102	0.6%

 As of  March 31, 2025, the Company had committed to lend additional amounts totaling $3.8 million to borrowers experiencing financial difficulty whose loans were modified within the previous 12 months.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table presents the performance of such loans that have been modified in the last 12 months as of  March 31, 2025:

March 31, 2025
	30-59	60-89
	Days	Days	90 Days	Total
	Past	Past	or More	Past
CRE LOANS	Due	Due	Past Due	Due
Commercial and speculative construction and development	$—	$—	$6,487	$6,487

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended  March 31, 2024 and were modified in the twelve months prior to that default.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended  March 31, 2025 and for the year ended  March 31, 2024:

For the Three Months Ended March 31, 2025
CRE LOANS	Weighted-Average Term Extension Payment Delay (in years)
CRE owner occupied	2.7

For the Three Months Ended March 31, 2024
CRE LOANS	Weighted-Average Term Extension Payment Delay (in years)
CRE owner occupied	1.7

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at March 31, 2025 and December 31, 2024:

	March 31, 2025
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$844	$—	$—	$844	$164,067	$164,911	$1,196
CRE non-owner occupied	—	—	—	—	174,188	174,188	—
Commercial and speculative construction and development	—	—	6,487	6,487	282,491	288,978	6,487
Multi-family	—	—	—	—	244,940	244,940	—
Total CRE loans	844	—	6,487	7,331	865,686	873,017	7,683
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	757	—	973	1,730	635,569	637,299	1,134
Home equity	53	—	125	178	73,668	73,846	252
Residential custom construction	432	—	—	432	48,378	48,810	—
Total residential real estate loans	1,242	—	1,098	2,340	757,615	759,955	1,386
CONSUMER LOANS
Indirect home improvement	3,804	1,496	1,238	6,538	525,500	532,038	2,821
Marine	449	175	91	715	73,022	73,737	648
Other consumer	7	22	1	30	3,088	3,118	1
Total consumer loans	4,260	1,693	1,330	7,283	601,610	608,893	3,470
COMMERCIAL BUSINESS LOANS
C&I	3	—	1,932	1,935	273,021	274,956	1,932
Warehouse lending	—	—	—	—	15,949	15,949	—
Total commercial business loans	3	—	1,932	1,935	288,970	290,905	1,932
Total loans	$6,349	$1,693	$10,847	$18,889	$2,513,881	$2,532,770	$14,471

	December 31, 2024
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$845	$—	$1,625	$2,470	$167,926	$170,396	$2,771
CRE non-owner occupied	—	—	—	—	174,921	174,921	—
Commercial and speculative construction and development	—	—	4,979	4,979	275,819	280,798	4,979
Multi-family	—	—	—	—	245,222	245,222	—
Total CRE loans	845	—	6,604	7,449	863,888	871,337	7,750
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	2,507	253	76	2,836	614,486	617,322	164
Home equity	20	—	251	271	74,876	75,147	261
Residential custom construction	822	—	—	822	49,080	49,902	—
Total residential real estate loans	3,349	253	327	3,929	738,442	742,371	425
CONSUMER LOANS
Indirect home improvement	3,920	1,787	758	6,465	535,481	541,946	1,677
Marine	718	150	40	908	74,023	74,931	289
Other consumer	17	1	13	31	3,273	3,304	14
Total consumer loans	4,655	1,938	811	7,404	612,777	620,181	1,980
COMMERCIAL BUSINESS LOANS
C&I	118	—	3,331	3,449	283,565	287,014	3,446
Warehouse lending	—	—	—	—	12,918	12,918	—
Total commercial business loans	118	—	3,331	3,449	296,483	299,932	3,446
Total loans	$8,967	$2,191	$11,073	$22,231	$2,511,590	$2,533,821	$13,601

(1)	Includes loans less than 90 days past due as applicable.

There were no loans 90 days or more past due and still accruing interest at both March 31, 2025 and December 31, 2024.

There were $977,000 and $84,000 in residential real estate loans in the process of foreclosure at  March 31, 2025 and December 31, 2024, respectively.

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

CRE, commercial construction and development, multi-family and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations. We regularly review our credits for accuracy of risk grades whenever we receive new information. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk, and complexity. In addition, nonowner-occupied CRE borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. We monitor construction loans monthly. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following tables summarize risk rated loan balances and total current period gross charge-offs by category, as of the dates indicated. Term loans that were renewed or extended for periods longer than 90 days are presented as new originations in the year of the most recent renewal or extension.

	March 31, 2025
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$163	$4,635	$32,690	$34,976	$12,545	$50,771	$—	$—	$135,780
Watch	149	—	—	9,253	12,589	4,710	—	—	26,701
Special mention	—	—	—	—	—	390	—	—	390
Substandard	—	—	—	—	—	2,040	—	—	2,040
Total CRE owner occupied	312	4,635	32,690	44,229	25,134	57,911	—	—	164,911
CRE non-owner occupied
Pass	1,311	8,365	16,370	48,655	35,908	56,507	—	—	167,116
Watch	—	—	3,116	1,380	—	2,576	—	—	7,072
Total CRE non-owner occupied	1,311	8,365	19,486	50,035	35,908	59,083	—	—	174,188
Commercial and speculative construction and development
Pass	20,651	138,895	59,090	23,987	29,156	365	10,347	—	282,491
Substandard	—	—	—	6,487	—	—	—	—	6,487
Total commercial and speculative construction and development	20,651	138,895	59,090	30,474	29,156	365	10,347	—	288,978
Multi-family
Pass	4,986	20,658	7,010	20,016	88,182	104,088	—	—	244,940
Total multi-family	4,986	20,658	7,010	20,016	88,182	104,088	—	—	244,940
Total CRE loans	$27,260	$172,553	$118,276	$144,754	$178,380	$221,447	$10,347	$—	$873,017

	March 31, 2025
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$36,973	$67,486	$113,671	$169,969	$105,257	$140,215	$—	$—	$633,571
Substandard	—	—	—	725	—	3,003	—	—	3,728
Total one-to-four-family	36,973	67,486	113,671	170,694	105,257	143,218	—	—	637,299
Home equity
Pass	2,062	2,998	2,103	319	1,527	7,586	56,999	—	73,594
Substandard	—	—	—	—	—	10	242	—	252
Total home equity	2,062	2,998	2,103	319	1,527	7,596	57,241	—	73,846
Residential custom construction
Pass	6,743	36,898	3,789	1,380	—	—	—	—	48,810
Total residential custom construction	6,743	36,898	3,789	1,380	—	—	—	—	48,810
Total residential real estate loans	$45,778	$107,382	$119,563	$172,393	$106,784	$150,814	$57,241	$—	$759,955

	March 31, 2025
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$23,691	$90,628	$121,846	$158,422	$70,273	$64,357	$—	$—	$529,217
Substandard	—	427	622	940	306	526	—	—	2,821
Total indirect home improvement	23,691	91,055	122,468	159,362	70,579	64,883	—	—	532,038
Indirect home improvement gross charge-offs	—	281	395	538	181	184	—	—	1,579
Marine
Pass	1,489	12,449	10,994	19,869	8,139	20,149	—	—	73,089
Substandard	—	—	—	214	97	337	—	—	648
Total marine	1,489	12,449	10,994	20,083	8,236	20,486	—	—	73,737
Marine gross charge-offs	—	20	—	—	—	—	—	—	20
Other consumer
Pass	84	254	77	279	31	154	2,238	—	3,117
Substandard	—	—	—	—	—	—	1	—	1
Total other consumer	84	254	77	279	31	154	2,239	—	3,118
Other consumer gross charge-offs	—	—	—	—	2	8	27	—	37
Total consumer loans	$25,264	$103,758	$133,539	$179,724	$78,846	$85,523	$2,239	$—	$608,893
Total consumer loans gross charge-offs	$—	$301	$395	$538	$183	$192	$27	$—	$1,636

	March 31, 2025
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$5,525	$57,442	$19,510	$19,628	$15,538	$12,972	$123,906	$—	$254,521
Watch	—	—	4,991	—	666	1,658	3,191	—	10,506
Special mention	—	—	—	—	532	501	1,372	—	2,405
Substandard	205	—	2,131	—	1,795	2,504	889	—	7,524
Total C&I	5,730	57,442	26,632	19,628	18,531	17,635	129,358	—	274,956
C&I gross charge-offs	—	—	—	—	433	—	—	—	433
Warehouse lending
Pass	—	—	—	—	—	—	14,062	—	14,062
Special mention	—	—	—	—	—	—	1,887	—	1,887
Total warehouse lending	—	—	—	—	—	—	15,949	—	15,949
Total commercial business loans	$5,730	$57,442	$26,632	$19,628	$18,531	$17,635	$145,307	$—	$290,905
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$433	$—	$—	$—	$433

TOTAL LOANS RECEIVABLE, GROSS
Pass	$103,678	$440,708	$387,150	$497,500	$366,556	$457,164	$207,552	$—	$2,460,308
Watch	149	—	8,107	10,633	13,255	8,944	3,191	—	44,279
Special mention	—	—	—	—	532	891	3,259	—	4,682
Substandard	205	427	2,753	8,366	2,198	8,420	1,132	—	23,501
Total loans receivable, gross	$104,032	$441,135	$398,010	$516,499	$382,541	$475,419	$215,134	$—	$2,532,770
Total gross charge-offs	$—	$301	$395	$538	$616	$192	$27	$—	$2,069

	December 31, 2024
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$4,659	$31,943	$35,248	$15,653	$28,970	$22,926	$—	$679	$140,078
Watch	—	—	9,300	12,654	—	4,354	—	—	26,308
Special mention	—	—	—	—	—	394	—	—	394
Substandard	—	—	—	—	1,625	1,991	—	—	3,616
Total CRE owner occupied	4,659	31,943	44,548	28,307	30,595	29,665	—	679	170,396
CRE non-owner occupied
Pass	8,364	16,491	48,829	36,221	14,682	43,216	—	—	167,803
Watch	—	3,135	1,389	—	—	2,594	—	—	7,118
Total CRE non-owner occupied	8,364	19,626	50,218	36,221	14,682	45,810	—	—	174,921
Commercial and speculative construction and development
Pass	129,201	77,241	28,810	29,851	—	380	10,336	—	275,819
Substandard	—	—	4,979	—	—	—	—	—	4,979
Total commercial and speculative construction and development	129,201	77,241	33,789	29,851	—	380	10,336	—	280,798
Multi-family
Pass	20,662	7,030	20,098	89,733	59,886	47,813	—	—	245,222
Total multi-family	20,662	7,030	20,098	89,733	59,886	47,813	—	—	245,222
Total CRE loans	$162,886	$135,840	$148,653	$184,112	$105,163	$123,668	$10,336	$679	$871,337

	December 31, 2024
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$77,602	$110,505	$174,355	$109,006	$76,653	$66,426	$—	$—	$614,547
Substandard	—	—	735	—	—	2,040	—	—	2,775
Total one-to-four-family	77,602	110,505	175,090	109,006	76,653	68,466	—	—	617,322
Home equity
Pass	6,501	2,379	326	1,538	5,930	1,631	56,430	151	74,886
Substandard	—	—	—	—	—	14	247	—	261
Total home equity	6,501	2,379	326	1,538	5,930	1,645	56,677	151	75,147
Residential custom construction
Pass	38,741	9,771	1,390	—	—	—	—	—	49,902
Total residential custom construction	38,741	9,771	1,390	—	—	—	—	—	49,902
Total residential real estate loans	$122,844	$122,655	$176,806	$110,544	$82,583	$70,111	$56,677	$151	$742,371

	December 31, 2024
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$98,516	$130,254	$167,896	$74,577	$28,045	$40,981	$—	$—	$540,269
Substandard	99	403	712	100	106	257	—	—	1,677
Total indirect home improvement	98,615	130,657	168,608	74,677	28,151	41,238	—	—	541,946
Indirect home improvement gross charge-offs	381	1,477	1,627	677	568	523	—	—	5,253
Marine
Pass	13,322	11,386	20,449	8,521	10,958	10,006	—	—	74,642
Substandard	—	—	—	—	106	183	—	—	289
Total marine	13,322	11,386	20,449	8,521	11,064	10,189	—	—	74,931
Marine gross charge-offs	—	21	128	51	128	237	—	—	565
Other consumer
Pass	310	93	334	56	35	126	2,336	—	3,290
Substandard	—	—	—	3	—	—	11	—	14
Total other consumer	310	93	334	59	35	126	2,347	—	3,304
Other consumer gross charge-offs	1	33	6	—	—	45	91	—	176
Total consumer loans	$112,247	$142,136	$189,391	$83,257	$39,250	$51,553	$2,347	$—	$620,181
Total consumer loans gross charge-offs	$382	$1,531	$1,761	$728	$696	$805	$91	$—	$5,994

	December 31, 2024
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$65,491	$20,084	$20,091	$16,468	$6,135	$8,791	$120,899	$602	$258,561
Watch	—	4,987	—	722	1,799	—	4,183	—	11,691
Special mention	—	—	—	543	—	556	6,375	—	7,474
Substandard	—	2,373	—	2,243	1,255	1,296	2,121	—	9,288
Total C&I	65,491	27,444	20,091	19,976	9,189	10,643	133,578	602	287,014
C&I gross charge-offs	—	—	—	—	—	380	761	—	1,141
Warehouse lending
Pass	—	—	—	—	—	—	11,060	—	11,060
Special mention	—	—	—	—	—	—	1,858	—	1,858
Total warehouse lending	—	—	—	—	—	—	12,918	—	12,918
Total commercial business loans	$65,491	$27,444	$20,091	$19,976	$9,189	$10,643	$146,496	$602	$299,932
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$—	$380	$761	$—	$1,141

TOTAL LOANS RECEIVABLE, GROSS
Pass	$463,369	$417,177	$517,826	$381,624	$231,294	$242,296	$201,061	$1,432	$2,456,079
Watch	—	8,122	10,689	13,376	1,799	6,948	4,183	—	45,117
Special mention	—	—	—	543	—	950	8,233	—	9,726
Substandard	99	2,776	6,426	2,346	3,092	5,781	2,379	—	22,899
Total loans receivable, gross	$463,468	$428,075	$534,941	$397,889	$236,185	$255,975	$215,856	$1,432	$2,533,821
Total gross charge-offs	$382	$1,531	$1,761	$728	$696	$1,185	$852	$—	$7,135

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates indicated:

	March 31, 2025			December 31, 2024
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
CRE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE owner occupied	$1,196	$—	$1,196	$2,771	$—	$2,771
Commercial and speculative construction and development	—	6,487	6,487	—	4,979	4,979
	1,196	6,487	7,683	2,771	4,979	7,750

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	1,134	—	1,134	164	—	164
Home equity	252	—	252	261	—	261
	1,386	—	1,386	425	—	425

CONSUMER LOANS
Indirect home improvement	—	2,821	2,821	—	1,677	1,677
Marine	—	648	648	—	289	289
Other consumer	—	1	1	—	14	14
	—	3,470	3,470	—	1,980	1,980
COMMERCIAL BUSINESS LOANS
C&I	1,932	—	1,932	2,486	960	3,446
Total	$4,514	$9,957	$14,471	$5,682	$7,919	$13,601

The Company recognized interest income on a cash basis for nonaccrual loans of $105,000 and $111,000 during the three months ended March 31, 2025 and 2024, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	March 31, 2025				December 31, 2024
		Residential	Other			Residential	Other
		Real	Non-Real			Real	Non-Real
CRE LOANS	CRE	Estate	Estate	Total	CRE	Estate	Estate	Total
CRE owner occupied	$1,196	$—	$—	$1,196	$2,771	$—	$—	$2,771
Commercial and speculative construction and development	6,487	—	—	6,487	4,979	—		4,979
	7,683	—	—	7,683	7,750	—	—	7,750

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	—	1,134	—	1,134	—	164	—	164
Home equity	—	252	—	252	—	261	—	261
	—	1,386	—	1,386	—	425	—	425

CONSUMER LOANS
Indirect home improvement	—	—	2,821	2,821	—	—	1,677	1,677
Marine	—	—	648	648	—	—	289	289
	—	—	3,469	3,469	—	—	1,966	1,966
COMMERCIAL BUSINESS LOANS
C&I	—	—	1,932	1,932	—	—	3,446	3,446
Total	$7,683	$1,386	$5,401	$14,470	$7,750	$425	$5,412	$13,587

NOTE 4 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of residential mortgage loans serviced for others was $1.63 billion at both  March 31, 2025 and December 31, 2024.

The following table summarizes MSRs activity at or for the dates indicated:

	At or For the Three Months Ended
	March 31,
	2025	2024
Beginning balance, at the lower of cost or fair value	$9,204	$17,176
Additions	308	576
Sales	—	(7,953)
MSRs amortized	(595)	(697)
Recovery (impairment) of MSRs	9	(93)
Ending balance, at the lower of cost or fair value	$8,926	$9,009

The fair value of the MSRs’ assets was $20.7 million and $21.0 million at  March 31, 2025 and December 31, 2024, respectively.  Fair value adjustments to MSRs are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates.  A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

The following provides valuation assumptions used in determining the fair value of MSRs at the dates indicated:

	At March 31,	At December 31,
Key assumptions:	2025	2024
Weighted average discount rate	9.8%	10.2%
Conditional prepayment rate (“CPR”)	8.9%	8.3%
Weighted average life in years	7.7	7.9

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

	March 31,	December 31,
	2025	2024
Aggregate portfolio principal balance	$1,634,465	$1,632,141
Weighted average rate of loans in MSRs portfolio	4.3%	4.2%

At March 31, 2025	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.9%	11.6%	15.1%
Fair value MSRs	$20,655	$19,141	$17,695
Percentage of MSRs	1.3%	1.2%	1.1%

Discount rate	9.8%	10.3%	10.8%
Fair value MSRs	$20,655	$20,209	$19,781
Percentage of MSRs	1.3%	1.2%	1.2%

At December 31, 2024	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.3%	10.1%	12.7%
Fair value MSRs	$21,043	$20,127	$19,067
Percentage of MSRs	1.2%	1.2%	1.1%

Discount rate	10.2%	10.7%	11.2%
Fair value MSRs	$21,043	$20,587	$20,149
Percentage of MSRs	1.3%	1.3%	1.2%

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

The Company recorded $1.1 million and $1.4 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended March 31, 2025 and 2024, respectively. The income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

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

The Company expects that approximately $922,000 will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
March 31, 2025
Investment securities (1)	$56,903	$3,907
Total	$56,903	$3,907

December 31, 2024
Investment securities (1)	$55,701	$4,299
Total	$55,701	$4,299

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $187.7 million; the cumulative basis adjustments associated with these hedging relationships was $3.9 million; and the amount of the designated hedged items was $60.0 million.  At  December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $189.0 million; the cumulative basis adjustment associated with these hedging relationships was $4.3 million; and the amount of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	March 31, 2025
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$265,000	$4,242	$256
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	35,328	439	—
Mandatory and best effort forward commitments with investors	12,401	—	60
Forward TBA mortgage-backed securities	47,000	—	166
Interest rate swaps - customer swap positions	716	—	50
Interest rate swaps - dealer offsets to customer swap positions	716	50	—

	December 31, 2024
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$340,000	$7,244	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	16,905	103	—
Mandatory and best effort forward commitments with investors	6,829	31	—
Forward TBA mortgage-backed securities	31,000	180	—
Interest rate swaps - customer swap positions	716	—	61
Interest rate swaps - dealer offsets to customer swap positions	716	62	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Interest Expense Deposits and Borrowings	Interest Income Securities	Interest Expense Deposits and Borrowings	Interest Income Securities
Total amounts presented on the Consolidated Statements of Income	$15,321	$3,485	$12,882	$3,883
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	$—	$392	$—	$(1,225)
Recognized on derivatives designated as hedging instruments	—	(392)	—	1,225
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	297	—	418
Net income recognized on fair value hedges	$—	$297	$—	$418
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from accumulated other comprehensive loss into net income	$574	$—	$1,722	$—
Net income recognized on cash flow hedges	$574	$—	$1,722	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $72,000 and $201,000 for the three months ended March 31, 2025 and 2024, respectively.

The following tables present a summary of amounts outstanding in derivative financial instruments, including those entered into in connection with the same counterparty under master netting agreements at the dates indicated. While these agreements are typically over-collateralized, GAAP requires disclosures in these tables to limit the amount of such collateral to the amount of the related asset or liability for each counterparty.

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Net Amount
At March 31, 2025
Interest rate swaps	$4,327	$35	$4,292	$—	$—	$4,292

At December 31, 2024
Interest rate swaps	$7,844	$538	$7,306	$—	$740	$6,566

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Liabilities Presented in	in the Consolidated Balance Sheets
	of Recognized	Consolidated	the Consolidated	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Balance Sheets	Balance Sheets	Instruments	Posted	Net Amount
At March 31, 2025
Interest rate swaps	$567	$311	$256	$—	$80	$176

At December 31, 2024
Interest rate swaps	$—	$—	$—	$—	$—	$—

Credit Risk–Related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At March 31, 2025, the Company had no collateral posted due to this provision.  Receivables related to cash collateral that has been paid to counterparties is included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 6 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment.  At  March 31, 2025, these leases have remaining terms ranging from one month to five years and three months, with some including options to extend for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
Lease cost:	2025	2024
Operating lease cost	$471	$474
Short-term lease cost	4	3
Total lease cost	$475	$477

The following table provides supplemental information related to operating leases at or for the three months ended March 31, 2025 and 2024:

	At or For the Three months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$483	$490
Weighted average remaining lease term- operating leases (in years)	3.4	3.8
Weighted average discount rate- operating leases	3.17%	2.97%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at  March 31, 2025 for future periods are as follows:

Remainder of 2025	$1,216
2026	1,572
2027	1,273
2028	531
2029	402
Thereafter	676
Total lease payments	5,670
Less imputed interest	(521)
Total	$5,149

NOTE 7 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	March 31,	December 31,
	2025	2024
Noninterest-bearing checking	$659,417	$627,679
Interest-bearing checking (1)	201,469	176,561
Savings	160,332	154,188
Money market (2)	343,349	341,615
Certificates of deposit less than $100,000 (3)	639,947	440,257
Certificates of deposit of $100,000 through $250,000	450,836	455,594
Certificates of deposit greater than $250,000	142,512	133,045
Escrow accounts related to mortgages serviced (4)	17,289	10,479
Total	$2,615,151	$2,339,418

(1)	Includes $30.1 million of brokered deposits at March 31, 2025 and none at December 31, 2024.
(2)	Includes $251,000 and $279,000 of brokered deposits at March 31, 2025 and December 31, 2024, respectively.
(3)	Includes $339.9 million and $143.1 million of brokered deposits at March 31, 2025 and December 31, 2024, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at March 31, 2025 for future periods ending are as follows:

Maturing in 2025	$926,858
Maturing in 2026	257,596
Maturing in 2027	33,418
Maturing in 2028	11,274
Maturing in 2029 and thereafter	4,149
Total	$1,233,295

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended March 31,
	2025	2024
Interest-bearing checking	$711	$784
Savings and money market	1,925	1,661
Certificates of deposit	10,422	10,437
Total	$13,058	$12,882

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	March 31,	December 31,
CRE LOANS	2025	2024
CRE owner occupied	$930	$1,132
Commercial and speculative construction and development	148,824	135,006
Multi-family	6,077	5,876
Total CRE loans	155,831	142,014
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	38,403	23,138
Home equity	103,004	97,358
Residential custom construction	36,581	39,125
Total residential real estate loans	177,988	159,621
CONSUMER LOANS	29,017	28,566
COMMERCIAL BUSINESS LOANS
C&I	169,598	174,292
Warehouse lending	50,970	53,978
Total commercial business loans	220,568	228,270
Total commitments to extend credit	$583,404	$558,471

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL – unfunded loan commitments at March 31, 2025 and December 31, 2024 was $1.5 million and $1.4 million, respectively. The Company recorded a provision for credit losses – unfunded loan commitments of $66,000 for the three months ended  March 31, 2025, as compared to a recovery from the ACL of $22,000 for the three months ended March 31, 2024.

A portion of the one-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated reserve.  The Company's derivative positions are presented with the discussion in “Note 5 – Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through March 31, 2025, total loans serviced on behalf of the FHLB of Des Moines were $8.6 million with the FLA totaling $581,000 and the CE obligation at $389,000 or 4.5% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At both March 31, 2025 and December 31, 2024, there were no loans sold and serviced on behalf of the FHLB of Des Moines that were greater than 90 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.7 million and $2.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2025 and December 31, 2024, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at March 31, 2025.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

Loans Receivable – Certain residential mortgage loans were initially originated for sale with the fair value option elected; after origination, these loans were transferred to loans held for investment. As of March 31, 2025 and December 31, 2024, there were $14.5 million and $12.7 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale, at fair value to loans held for investment. The aggregate unpaid principal balance of these loans was $15.4 million and $13.8 million as of March 31, 2025 and December 31, 2024, respectively. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the three months ended March 31, 2025 and 2024, the Company recorded a net increase in fair value of $263,000 and $2,000, respectively.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

Collateral-Dependent Loans– Expected credit losses on collateral dependent loans are measured based on the fair value of collateral as of the reporting date, less estimated selling costs, as applicable.  If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable) at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis is limited to the amount previously charged off.  Subsequent changes in expected credit losses on collateral-dependent loans are included within the provision for credit losses, either as an additional provision or as a reduction of the provision that would otherwise be reported (Level 3).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At March 31, 2025
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,568	$—	$17,568
Corporate securities	—	15,187	—	15,187
Municipal bonds	—	70,121	—	70,121
Mortgage-backed securities	—	177,382	—	177,382
Asset-backed securities	—	10,875	—	10,875
Mortgage loans held for sale, at fair value	—	31,038	—	31,038
Loans receivable, at fair value	—	14,526	—	14,526
Derivatives:
Interest rate lock commitments with customers	—	—	439	439
Interest rate swaps - cash flow and fair value hedges	—	4,242	—	4,242
Interest rate swaps - dealer offsets to customer swap positions	—	50	—	50
Total assets measured at fair value	$—	$340,989	$439	$341,428
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(50)	$—	$(50)
Interest rate swaps - cash flow and fair value hedges	—	(256)	—	(256)
Mandatory and best effort forward commitments with investors	—	—	(60)	(60)
Forward TBA mortgage-backed securities	—	(166)	—	(166)
Total liabilities measured at fair value	$—	$(472)	$(60)	$(532)

Financial Assets	At December 31, 2024
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,138	$—	$17,138
Corporate securities	—	15,126	—	15,126
Municipal bonds	—	70,344	—	70,344
Mortgage-backed securities	—	167,186	—	167,186
Asset-backed securities	—	11,381	—	11,381
Mortgage loans held for sale, at fair value	—	27,835	—	27,835
Loans receivable, at fair value	—	12,728	—	12,728
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	31	31
Interest rate lock commitments with customers	—	—	103	103
Forward TBA mortgage-backed securities	—	180	—	180
Interest rate swaps- cash flow and fair value hedges	—	7,244	—	7,244
Interest rate swaps - dealer offsets to customer swap positions	—	62	—	62
Total assets measured at fair value	$—	$329,224	$134	$329,358
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(61)	$—	$(61)
Total liabilities measured at fair value	$—	$(61)	$—	$(61)

The following tables present financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at March 31, 2025 and  December 31, 2024. Level 3 assets recorded at fair value on a nonrecurring basis included loans for which a partial charge-off was recorded based on the fair value of collateral.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$1,459	$1,459
MSRs	—	—	20,655	20,655

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$1,130	$1,130
MSRs	—	—	21,043	21,043

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Rate
Fair Value	Valuation	Unobservable		March 31,	December 31,
Instruments	Techniques	Inputs	Range	2025	2024
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	88.2%	94.0%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	88.2%	94.0%
NONRECURRING
Collateral dependent loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 25%	1.8%	—%
MSRs	Industry sources	Pre-payment speeds	0% - 50%	8.9%	8.3%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
March 31, 2025	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$103	$1,141	$(805)	$439	$336	$—
Individual forward sale commitments with investors	31	(84)	(7)	(60)	(91)	—
March 31, 2024
Interest rate lock commitments with customers	$329	$965	$(1,043)	$251	$(78)	$—
Individual forward sale commitments with investors	(188)	(15)	130	(73)	115	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	March 31, 2025		December 31, 2024
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$62,741	$62,741	$31,635	$31,635
Certificates of deposit at other financial institutions	1,234	1,234	1,727	1,727
Level 2 inputs:
Securities available-for-sale, at fair value	291,133	291,133	281,175	281,175
Securities held-to-maturity, gross	10,500	10,258	8,500	8,144
Loans held for sale, at fair value	31,038	31,038	27,835	27,835
FHLB stock, at cost	5,256	5,256	15,621	15,621
Forward TBA mortgage-backed securities	—	—	180	180
Loans receivable, at fair value	14,526	14,526	12,728	12,728
Interest rate swaps - cash flow and fair value hedges	4,242	4,242	7,244	7,244
Interest rate swaps - dealer offsets to customer swap positions	50	50	62	62
Level 3 inputs:
Loans receivable, gross	2,518,244	2,405,337	2,521,093	2,385,213
MSRs, held at lower of cost or fair value	8,926	20,655	9,204	21,043
Mandatory and best effort forward commitments with investors	—	—	31	31
Fair value interest rate locks with customers	439	439	103	103
Financial Liabilities
Level 2 inputs:
Time deposits	1,233,295	1,230,853	1,028,896	1,024,663
Borrowings	68,805	68,596	307,806	307,408
Subordinated notes, excluding unamortized debt issuance costs	50,000	48,500	50,000	45,504
Interest rate swaps - cash flow and fair value hedges	256	256	—	—
Forward TBA mortgage-backed securities	166	166	—	—
Interest rate swaps - customer swap positions	50	50	61	61
Level 3 inputs:
Mandatory and best effort forward commitments with investors	60	60	—	—

NOTE 10 – EARNINGS PER SHARE

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended March 31,
Numerator (Dollars in thousands, except per share amounts):	2025	2024
Net income	$8,021	$8,397
Dividends and undistributed earnings allocated to participating securities	(135)	(131)
Net income available to common shareholders	$7,886	$8,266
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,695,320	7,703,789
Dilutive shares	110,408	120,671
Diluted weighted average common shares outstanding	7,805,728	7,824,460
Basic earnings per share	$1.02	$1.07
Diluted earnings per share	$1.01	$1.06
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	—	28,102

NOTE 11 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At March 31, 2025, there were 190,432 stock option awards and 38,372 RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $512,000 and $395,000 for the three months ended March 31, 2025 and 2024, respectively.

Stock Options

The 2018 Plan consists of stock option awards that may be granted as incentive stock options or nonqualified stock options. Stock option awards generally vest over a one or two-year period for non-employee directors, and over a five-year period for employees and officers with 20% vesting on the anniversary date of each grant date as long as the award recipient remains in service to the Company. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years. Any unexercised stock options will expire 10 years after the grant date or sooner in the event of the award recipient’s termination of service with the Company or the Bank. The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model that uses the following assumptions.

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

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Value
Outstanding at January 1, 2025	537,901	$31.55	6.75	$5,187,207
Granted	—	—	—	—
Less exercised	—	—	—	—
Outstanding at March 31, 2025	537,901	$31.55	6.50	$3,775,664

Expected to vest, assuming a 0.31% annual forfeiture rate at, March 31, 2025 (1)	526,495	$31.46	6.46	3,727,589

Exercisable at March 31, 2025	296,643	$29.55	5.33	$2,514,270

(1)	Forfeiture rate has been calculated and estimated, based on historical employment data, to assume a forfeiture of 3.1% of the options over 10 years.

At March 31, 2025, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares granted under the 2018 Plan generally vest over a one or two-year period for non-employee directors and a five-year period for employees and officers beginning on the grant date. Any nonvested RSAs will be forfeited in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2025	103,063	$35.05
Granted	—	—
Less vested	—	—
Nonvested at March 31, 2025	103,063	$35.05

At March 31, 2025, there was $2.8 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

NOTE 12 – REGULATORY CAPITAL

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

Under capital adequacy guidelines of the regulatory framework for prompt corrective action,, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 total capital (as defined) and common equity Tier 1 (“CET 1”) capital to risk-weighted assets (as defined).

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as “well capitalized”. At March 31, 2025, the Bank was categorized as “well capitalized” under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at March 31, 2025, that the Bank met all capital adequacy requirements.

The following tables compare the Bank’s actual capital amounts and ratios to their minimum regulatory capital requirements and well capitalized regulatory capital at the dates indicated:

								To be Well Capitalized
					For Capital			Under Prompt
			For Capital		Adequacy With			Corrective
	Actual		Adequacy Purposes		Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At March 31, 2025
Total risk-based capital (to risk-weighted assets)	$375,497	14.44%	$208,044	8.00%		$273,058	10.50%	$260,055	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	$342,982	13.19%	$156,033	6.00%		$221,047	8.50%	$208,044	8.00%
Tier 1 leverage capital (to average assets)	$342,982	11.29%	$121,515	4.00%	$	N/A	N/A	$151,893	5.00%
CET 1 capital (to risk-weighted assets)	$342,982	13.19%	$117,025	4.50%		$182,038	7.00%	$169,036	6.50%

At December 31, 2024
Total risk-based capital (to risk-weighted assets)	$368,953	14.18%	$208,174	8.00%		$273,228	10.50%	$260,218	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	$336,416	12.93%	$156,131	6.00%		$221,185	8.50%	$208,174	8.00%
Tier 1 leverage capital (to average assets)	$336,416	11.24%	$119,741	4.00%	$	N/A	N/A	$149,676	5.00%
CET 1 capital (to risk-weighted assets)	$336,416	12.93%	$117,098	4.50%		$182,152	7.00%	$169,141	6.50%

In addition to the minimum CET 1, Tier 1, total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels.  Failure to maintain the required buffer could result in limitations on the Bank's ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income.  At March 31, 2025, the Bank’s capital exceeded the conservation buffer.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with $3.0 billion or more in assets or more are subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. FS Bancorp is subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2025, and has exceeded all regulatory capital requirements.

The following table presents the Company's regulatory capital ratios at the dates indicated:

	At March 31,	At December 31,
Company Only	2025	2024
Total risk-based capital (to risk-weighted assets)	14.68%	14.53%
Tier 1 risk-based capital (to risk-weighted assets)	11.51%	11.36%
Tier 1 leverage capital (to average assets)	9.85%	9.87%
CET 1 capital (to risk-weighted assets)	11.51%	11.36%

NOTE 13 – BUSINESS SEGMENTS

The Company’s reportable segments are determined by the Chief Financial Officer (“CFO”), who is the designated chief operating decision maker, or CODM, based upon information provided about the Company's products and services offered, primarily distinguished between commercial and consumer banking and home lending.  They are also distinguished by the level of information provided to the CFO, who uses such information to review performance of various components of business for each branch and home lending office, which are aggregated if operating performance, products/services, and customers are similar.  The CFO evaluates the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources.  The CFO uses revenue streams to evaluate product pricing and significant expenses to assess performance of each segment to evaluate compensation of certain employees.  Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense.  Segment pretax profit or loss is used to assess the performance of the home lending segment by monitoring the premium received on loans sales.  Loans, investments, and deposits provide the revenues in the commercial and consumer banking operations, and servicing fees and loan sales provide the revenues in home lending.  Interest expense, provisions for credit losses, and payroll provide the significant expenses in commercial and consumer banking, and cost of loan sales and payroll provide the significant expenses in home lending.  All operations are domestic and the Company has no major customers providing greater than 10% of total segment revenue.  The Company does not have any material intra-entity sales or transfers, aside from certain allocations of interest expense and loan servicing cost from the commercial and consumer banking segment to the home lending segment.

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

Segment assets are primarily allocated by a loan origination channel.  The home lending segment is limited to residential mortgage and home equity loans originated through the home lending platform.  The home lending segment additionally includes related accrued interest receivable and the Company's MSR assets.  The commercial and consumer banking segment includes the remainder of the loan portfolio, the assets of the retail branch network and administrative buildings, as well as the investment portfolio and other assets of the Bank.  A description of the Company’s business segments and the products and services that they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At March 31, 2025, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

Accounting policies for segments are consistent with those described in “Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.”  Segment performance is evaluated using net income.  Indirect expenses are allocated based on segment assets and full-time equivalent employees (“FTEs”).  Transactions among segments are made at fair value.  Information reported internally for performance assessment by the CFO follows, inclusive of reconciliations of significant segment totals to the financial statements at or for the three months ended March 31, 2025 and 2024:

	At or For the Three Months Ended March 31, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$34,928	$8,375	$43,303
Interest income - other interest earnings assets	3,485	—	3,485
Total interest income by segment	38,413	8,375	46,788

Gain on sale of loans	—	1,700	1,700
Other income	2,572	854	3,426
Intersegment income	(327)	327	—
Total noninterest income by segment	2,245	2,881	5,126

Total income by segment	40,658	11,256	51,914

Expense:
Interest expense - deposits	13,056	2	13,058
Interest expense - borrowings	2,263	—	2,263
Interest expense - subordinated note	386	99	485
Interest expense - intersegment	(5,698)	5,698	—
Total interest expense by segment	10,007	5,799	15,806

Provision for credit losses by segment	1,321	271	1,592

Salaries and benefits	7,670	2,273	9,943
Overhead allocation	5,377	1,824	7,201
Other segment items (1)	7,128	783	7,911
Total noninterest expense by segment	20,175	4,880	25,055

Income before provision for income taxes by segment	9,155	306	9,461
Provision for income taxes by segment	(1,376)	(64)	(1,440)
Net income by segment	$7,779	$242	$8,021

Other segment disclosures:
Segment assets	$2,424,808	$641,270	$3,066,078
FTEs	454	113	567

	At or For the Three Months Ended March 31, 2024
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$34,090	$6,907	$40,997
Interest income - other interest earnings assets	3,883	—	3,883
Total interest income by segment	37,973	6,907	44,880

Gain on sale of loans	—	1,838	1,838
Gain on sale of MSRs	7,873	342	8,215
Loss on sale of investment securities	(7,998)	—	(7,998)
Other income	2,215	841	3,056
Intersegment income	303	(303)	—
Total noninterest income by segment	2,393	2,718	5,111

Total income by segment	40,366	9,625	49,991

Expense:
Interest expense - deposits	12,880	2	12,882
Interest expense - borrowings	1,167	—	1,167
Interest expense - subordinated note	394	91	485
Interest expense - intersegment	(4,554)	4,554	—
Total interest expense by segment	9,887	4,647	14,534

Provision for credit losses by segment	1,251	148	1,399

Salaries and benefits	7,581	2,011	9,592
Overhead allocation	5,041	1,525	6,566
Other segment items (1)	6,386	985	7,371
Total noninterest expense by segment	19,008	4,521	23,529

Income before provision for income taxes by segment	10,220	309	10,529
Provision for income taxes by segment	(2,069)	(63)	(2,132)
Net income by segment	$8,151	$246	$8,397

Other segment disclosures:
Segment assets	$2,410,777	$618,400	$3,029,177
FTEs	439	131	570

(1)	Other segment items include operations, occupancy, data processing, loan costs, professional and board fees, marketing and advertising, and (recovery) impairment of MSRs.

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  March 31, 2025, and December 31, 2024, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in the branch purchase on February 24, 2023 (“Branch Acquisition”), and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2024, and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of March 31, 2025, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended  December 31, 2024, and the three months ended March 31, 2025.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2023	$24,928	$(7,585)	$17,343
Amortization	—	(3,633)	(3,633)
Balance, December 31, 2024	24,928	(11,218)	13,710
Amortization	—	(831)	(831)
Balance, March 31, 2025	$24,928	$(12,049)	$12,879

The CDI represents the fair value of the intangible core deposit base acquired in business combinations. The CDI will be amortized on an accelerated basis over 10 years for the CDI related to the Branch Acquisition, on a straight-line basis over 10 years for the CDI related to the Anchor Bank acquisition in  November 2018 and on an accelerated basis over approximately nine years for the CDI related to the purchase of four retail bank branches from Bank of America on January 22, 2016. Total amortization expense was $831,000 and $941,000 for the three months ended March 31, 2025 and 2024, respectively.

Amortization expense for CDI is expected to be as follows at March 31, 2025:

Remainder of 2025	$2,361
2026	2,845
2027	2,500
2028	2,110
2029	1,283
Thereafter	1,780
Total	$12,879

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	adverse impacts to economic conditions in our local markets or other markets where we have lending relationships, or other aspects of the Company's business operations;
●	effects of employment levels, labor shortages, inflation, a recession or slowed economic growth;
●

changes in the interest rate environment, including the increases and decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration of such interest rate levels, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;

●	the impact of inflation and the Federal Reserve monetary policies;
●	the effects of any government shutdown;
●	credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in loan demand, unsold homes, and land and in property values;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	use of estimates in determining the fair value of assets, which may prove incorrect;
●	increased competitive pressures among financial services companies;
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

●	our ability to control operating costs and expenses;
●	expectations regarding key growth initiatives and strategic priorities;
●	retention of key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	legislative or regulatory changes including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

●	our ability to pay dividends on our common stock;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	disruptions or security breaches, or other adverse events, failures, or interruptions in, or attacks on, our information technology systems or on the third-party vendors;
●	inability of key third-party vendors to perform their obligations to us;
●	effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events;
●	the potential for new or increased tariffs, trade restrictions or geopolitical tensions that could affect economic activity or specific industry sectors;
●	environmental, social and governance goals and targets;
●	other economic, competitive, governmental, bank regulatory, consumer and technical factors affecting our operations, pricing, products and services, and
●

other risks described elsewhere in this Form 10‑Q and our other reports filed with or furnished to SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

At March 31, 2025, the Company's loan portfolio included commercial real estate loans, residential real estate loans, consumer loans, and commercial business loans representing 34.5%, 30.0%, 24.0%, and 11.5% of the portfolio, respectively.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large segment of the consumer loan portfolio. These fixture-secured consumer loans are dependent on the Company’s contractor/dealer network of 33 currently active fixture dealerships located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire. Five of these contractor/dealers were responsible for 79.8% of the dollar volume of funded loans for the three months ended March 31, 2025.  The Company funded $26.9 million, consisting of 1,232 loans in the fixture-secured consumer loan category during the quarter ended March 31, 2025.

The following table details fixture secured loan originations by state for the periods indicated:

(Dollars in thousands)	For the Three Months Ended		For the Year Ended
	March 31, 2025		December 31, 2024
State	Amount	Percent	Amount	Percent
Washington	$10,917	40.6%	$46,341	38.2%
Oregon	4,670	17.4	25,195	20.7
California	3,027	11.3	12,725	10.5
Idaho	1,577	5.9	7,503	6.2
Colorado	1,603	6.0	8,026	6.6
Arizona	632	2.4	3,893	3.2
Nevada	249	0.9	2,926	2.4
Minnesota	653	2.4	2,533	2.1
Texas	641	2.4	1,812	1.5
Utah	1,013	3.8	4,822	4.0
Massachusetts	781	2.9	2,524	2.1
Montana	497	1.8	2,031	1.7
New Hampshire	595	2.2	1,002	0.8
Total fixture secured loans	$26,855	100.0%	$121,333	100.0%

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $141.4 million of one-to-four-family loans (which included loans held for sale, loans held for investment and fixed seconds) in addition to $4.0 million of loans brokered to other institutions through the home lending segment during the three months ended March 31, 2025, of which $91.9 million were sold to investors. Of the loans sold to investors, $31.8 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships. At March 31, 2025, one-to-four-family residential mortgage loans held for investment totaled $637.3 million, or 25.2%, of the total gross loan portfolio, while loans held for sale totaled $31.0 million and residential home equity loans totaled $73.8 million at that date.

For the three months ended March 31, 2025, one-to-four-family loan originations and refinancing activity decreased compared to the prior quarter as a result of economic volatility in the markets. Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, continues to be an important element in our total loan portfolio, and we continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically have a maturity period of six to 18 months, with disbursements not fully realized at origination, leading to a short-term reduction in net loans receivable.

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

The Company’s earnings are also affected by fee income from mortgage banking activities, the provision for (reversal of) credit losses, service charges and fees, gains from sales of assets, operating expenses and income taxes.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Assets. Total assets increased $36.9 million to $3.07 billion at March 31, 2025, from $3.03 billion at December 31, 2024, primarily due to increases of $31.1 million in total cash and cash equivalents, $10.0 million in securities available-for-sale, $3.4 million in other assets, $3.2 million in loans held for sale, and $2.0 million in securities held-to-maturity.  These increases were partially offset by decreases of $10.4 million in FHLB stock, $834,000 in loans receivable, net, and $831,000 in core deposits intangible, net.  The net increase in total assets was primarily funded by brokered deposits during the three months ended March 31, 2025.

Loans receivable, net was virtually unchanged at $2.50 billion at both March 31, 2025, and December 31, 2024.  The changes in CRE loans at March 31, 2025, compared to December 31, 2024, reflect an increase in construction and development loans of $8.2 million, partially offset by a decrease in CRE owner occupied loans of $5.5 million, and in CRE non-owner occupied loans of $733,000.  The changes in residential real estate loans for the same time periods was driven by an increase in one-to-four-family loans (excluding loans held for sale) of $20.0 million. The home equity and residential custom construction loans saw minor declines, though these changes were not significant. Total undisbursed construction and development loan commitments increased $11.3 million to $185.4 million at March 31, 2025, as compared to $174.1 million at December 31, 2024.  Commercial business loans decreased $9.0 million at March 31, 2025, compared to December 31, 2024, primarily as a result of a decrease in C&I loans of $12.1 million, slightly offset by an increase in warehouse lending of $3.0 million. Consumer loans decreased $11.3 million at March 31, 2025, compared to December 31, 2024, primarily due to decreases of $9.9 million in indirect home improvement loans and $1.2 million in marine loans.

Loans held for sale, consisting of one-to-four-family loans, increased $3.2 million to $31.0 million at March 31, 2025, from $27.8 million at December 31, 2024. The Company continues to invest in its home lending operations and strategically manage production capacity in the markets we serve.

One-to-four-family loan originations for the three months ended March 31, 2025, included $84.7 million of loans originated for sale, $56.8 million of portfolio loans including first and second liens, and $4.0 million of loans brokered to other institutions.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
	2025		2024
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$120,719	83.0%	$135,577	88.1%	$(14,858)	(11.0)%
Refinance	24,677	17.0	18,371	11.9	6,306	34.3%
Total	$145,396	100.0%	$153,948	100.0%	$(8,552)	(5.6)%

During the three months ended March 31, 2025, the Company sold $91.9 million of one-to-four-family loans, compared to $93.9 million for the same period one year ago. This slight decrease in loan sales reflects a more competitive market environment, where interest rate fluctuations and broader economic conditions may have contributed to a reduction in origination volume.  Despite this modest dip in sales, the Company remains focused on strategically managing its loan production and maintaining a robust pipeline of loans for sale, in line with market demand.  Gross margin on home loan sales decreased to 3.26% for the three months ended March 31, 2025, compared to 3.43% for the three months ended March 31, 2024. Gross margin is defined as the margin on loans sold without the impact of deferred loan costs.

The ACL on loans was $31.7 million or 1.25% of gross loans receivable (excluding loans held for sale) at March 31, 2025, compared to $31.9 million or 1.26% of gross loans receivable (excluding loans held for sale) at December 31, 2024. The ACL on unfunded loan commitments increased $66,000 to $1.5 million at  March 31, 2025, from $1.4 million at  December 31, 2024.

Classified loans, all of which were classified as substandard, totaled $23.5 million at  March 31, 2025, compared to $22.9 million at  December 31, 2024. Nonperforming loans, consisting solely of nonaccrual loans, increased $870,000 to $14.5 million at  March 31, 2025, from $13.6 million at  December 31, 2024, primarily due to increases in nonperforming commercial and speculative construction and development loans of $1.5 million, nonperforming indirect home improvement loans of $1.1 million, and nonperforming one-to-four-family loans of $970,000, partially offset by decreases in nonperforming CRE owner occupied loans of $1.6 million and nonperforming commercial business loans of $1.5 million.  The ratio of nonperforming loans to total gross loans was 0.57% at March 31, 2025, compared to 0.54% at  December 31, 2024.

Liabilities. Total liabilities increased $33.8 million to $2.77 billion at March 31, 2025, from $2.73 billion at December 31, 2024, primarily due to an increase of $275.7 million in deposits, offset by a decrease of $239.0 million in borrowings.

Total deposits increased $275.7 million to $2.62 billion at March 31, 2025, from $2.34 billion at December 31, 2024, reflecting increases in all deposit categories. Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) increased $63.5 million to $878.2 million at March 31, 2025, from $814.7 million at December 31, 2024, due to increases of $24.9 million in interest-bearing checking, $31.7 million in noninterest-bearing checking and $6.8 million in escrow accounts related to mortgages serviced. Money market and savings accounts increased $7.9 million to $503.7 million at March 31, 2025, from $495.8 million at December 31, 2024.

CDs, which include both retail and non-retail CDs, increased $204.4 million to $1.23 billion at March 31, 2025, from $1.03 billion at December 31, 2024.  Retail CDs increased $7.5 million to $881.6 million at March 31, 2025, from $874.1 million at December 31, 2024, while non-retail CDs, which include brokered CDs, online CDs and public funds CDs increased $196.9 million to $351.7 million, compared to $154.8 million at December 31, 2024. The increase in non-retail CDs was primarily due to an increase of $196.8 million in brokered CDs. Non-retail CDs represented 28.5% and 15.0% of total CDs at March 31, 2025 and December 31, 2024, respectively. The increase in non-retail CDs was due to the Company's strategy to manage interest rate risk and liquidity by accessing larger funding sources at competitive rates, which were only slightly higher than local market rates, and to pay down higher cost borrowings.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2025	2024
Noninterest-bearing checking	$659,417	$627,679
Interest-bearing checking (1)	201,469	176,561
Savings	160,332	154,188
Money market (2)	343,349	341,615
CDs less than $100,000 (3)	639,947	440,257
CDs of $100,000 through $250,000	450,836	455,594
CDs greater than $250,000 (4)	142,512	133,045
Escrow accounts related to mortgages serviced (5)	17,289	10,479
Total	$2,615,151	$2,339,418

(1)	Includes $30.1 million of brokered deposits at March 31, 2025 and none at December 31, 2024.
(2)	Includes $251,000 and $279,000 of brokered deposits at March 31, 2025 and December 31, 2024, respectively.
(3)	Includes $339.9 million and $143.1 million of brokered CDs at March 31, 2025 and December 31, 2024, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $679.4 million or 26.0% of total deposits, at March 31, 2025, compared to approximately $652.7 million or 27.9% of total deposits at December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Borrowings decreased $239.0 million to $68.8 million at March 31, 2025, from $307.8 million at December 31, 2024.  The decreased borrowings reflect the paydown of these higher cost funds utilizing lower cost brokered deposits. At March 31, 2025, borrowings were comprised solely of FHLB advances.

Stockholders’ Equity. Total stockholders’ equity increased $3.1 million to $298.8 million at March 31, 2025, from $295.8 million at December 31, 2024.  The increase in stockholders' equity reflects net income of $8.0 million and $512,000 in equity award compensation, partially offset by share repurchases of $3.8 million and cash dividends paid totaling $2.2 million. Additionally, the issuance of common stock under the employee stock purchase plan added $336,000, due to the issuance of 8,210 shares of Company common stock.  Stockholders' equity was also impacted by decreases in unrealized net losses in securities available-for-sale of $2.7 million, net of tax, and decreases in unrealized net gains on fair value and cash flow hedges of $2.6 million, net of tax, reflecting changes in market interest rates during the quarter, resulting in a $152,000 increase in other comprehensive income, net of tax.

Book value per common share was $39.12 at March 31, 2025, compared to $38.26 at December 31, 2024.  The calculation of book value per share at March 31, 2025, was based on 7,639,844 common shares, derived by subtracting the 103,063 unvested restricted stock shares from the 7,742,907 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2024, was calculated based on 7,729,951 common shares, obtained by subtracting the 103,063 unvested restricted stock shares from the 7,833,014 reported common shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

General. Net income was $8.0 million for the three months ended March 31, 2025, compared to $8.4 million for the three months ended March 31, 2024. The decrease was primarily due to a $1.5 million, or 6.5%, increase in noninterest expense and a $193,000, or 13.8%, increase in provision for loan losses, partially offset by a $692,000, or 32.5%, reduction in provision for income tax expense and a $636,000, or 2.1%, increase in net interest income.

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

(Dollars in thousands)	For the Three Months Ended
	March 31, 2025			March 31, 2024
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,559,944	$43,303	6.86%	$2,464,602	$40,997	6.69%
Taxable AFS mortgage-backed securities (3)	179,270	1,284	2.90%	114,799	1,121	3.93%
Taxable AFS investment securities (3)(4)	53,504	1,264	9.58%	94,731	1,162	4.93%
Tax-exempt AFS investment securities (3)	77,643	378	1.97%	121,883	754	2.49%
Taxable HTM investment securities	8,656	110	5.15%	8,500	108	5.11%
FHLB stock	11,948	275	9.33%	2,174	31	5.74%
Interest-bearing deposits at other financial institutions	16,161	174	4.37%	59,514	707	4.78%
Total interest-earning assets	2,907,126	46,788	6.53%	2,866,203	44,880	6.30%
Noninterest-earning assets	125,386			92,344
Total assets	$3,032,512			$2,958,547
LIABILITIES
Savings and money market	$495,895	1,925	1.57%	$506,786	1,661	1.32%
Interest-bearing checking	182,783	711	1.58%	188,979	784	1.67%
Certificates of deposit	1,086,927	10,422	3.89%	1,137,002	10,437	3.69%
Borrowings	218,639	2,263	4.20%	101,150	1,167	4.64%
Subordinated notes	49,600	485	3.97%	49,533	485	3.94%
Total interest-bearing liabilities	2,033,844	15,806	3.15%	1,983,450	14,534	2.95%
Noninterest-bearing accounts	663,824			657,083
Other noninterest-bearing liabilities	33,739			43,246
Total liabilities	$2,731,407			$2,683,779
Net interest income		$30,982			$30,346
Net interest rate spread			3.38%			3.35%
Net earning assets	$873,282			$882,753
Net interest margin			4.32%			4.26%
Average interest-earning assets to average interest-bearing liabilities	142.94%			144.51%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.2 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $297,000 and $418,000 for the three months ended March 31, 2025 and 2024, respectively.

Net Interest Income. Net interest income increased $636,000 to $31.0 million for the three months ended March 31, 2025, from $30.3 million for the three months ended March 31, 2024, primarily due to an increase in interest income of $1.9 million, partially offset by an increase in interest expense of $1.3 million. The $1.9 million increase in interest income was primarily due to an increase of $2.3 million in interest income on loans receivable, including fees, driven primarily by a 17-basis point increase in the average yield earned on loans receivable as new loans were originated at higher rates and variable-rate loans repriced higher, and a higher average balance of loans outstanding. The $1.3 million increase in total interest expense was primarily the result of higher market interest rates and a shift in deposit mix from transactional accounts to higher cost brokered CDs.

Net interest margin (“NIM”) (annualized) increased six basis point to 4.32% for the three months ended March 31, 2025, from 4.26% for the same period the prior year. The change in NIM reflects the increase in yields earned on interest-earning assets, along with higher average capital relative to the prior period.

Interest Income. Interest income for the three months ended March 31, 2025, increased $1.9 million to $46.8 million, from $44.9 million for the three months ended March 31, 2024. The $1.9 million increase in total interest income was primarily due to an increase of $2.3 million in interest income on loans receivable, including fees, primarily as a result of net loan growth and variable rate loans repricing higher.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2025 and 2024:

(Dollars in thousands)	Three Months Ended March 31,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,559,944	6.86%	$2,464,602	6.69%	$2,306
Taxable AFS mortgage-backed securities (3)	179,270	2.90	114,799	3.93	163
Taxable AFS investment securities (3)(4)	53,504	9.58	94,731	4.93	102
Tax-exempt AFS investment securities (3)	77,643	1.97	121,883	2.49	(376)
Taxable HTM investment securities	8,655	5.15	8,500	5.11	2
FHLB stock	11,948	9.33	2,174	5.74	244
Interest-bearing deposits at other financial institutions	16,161	4.37	59,514	4.78	(533)
Total interest-earning assets	$2,907,125	6.53%	$2,866,203	6.30%	$1,908

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.2 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $297,000 and $418,000 for the three months ended March 31, 2025 and 2024, respectively.

Interest Expense. Interest expense increased $1.3 million to $15.8 million for the three months ended March 31, 2025, from $14.5 million for the comparable quarter in 2024, primarily due to an increase of interest expense on borrowings of $1.1 million. The higher borrowing costs were a result of an increase in the average balance of borrowings, partially offset by a decrease in the average interest paid.

The average cost of total interest-bearing deposits increased 17 basis points to 3.00%, for the three months ended March 31, 2025, compared to 2.83%, for the three months ended March 31, 2024. The average balance of total interest-bearing deposits decreased $67.2 million to $1.77 billion for the three months ended March 31, 2025 and 2024, compared to $1.83 billion for the three months ended March 31, 2024.

The average cost of total interest-bearing liabilities increased 20 basis points to 3.15% for the three months ended March 31, 2025, from 2.95% for the three months ended March 31, 2024. The average cost of funds, which includes noninterest-bearing checking, increased 17 basis points to 2.38% for the three months ended March 31, 2025, from 2.21% for the three months ended March 31, 2024.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the three months ended March 31, 2025 and 2024:

(Dollars in thousands)	Three Months Ended March 31,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$495,895	1.57%	$506,786	1.32%	$264
Interest-bearing checking	182,783	1.58	188,979	1.67	(73)
Certificates of deposit	1,086,927	3.89	1,137,002	3.69	(15)
Borrowings	218,639	4.20	101,150	4.64	1,096
Subordinated note	49,600	3.97	49,533	3.94	—
Total interest-bearing liabilities	$2,033,844	3.15%	$1,983,450	2.95%	$1,272

Provision for Credit Losses. For the three months ended March 31, 2025, the provision for credit losses was $1.6 million, consisting of a $1.5 million provision for credit losses on loans, and a $66,0000 provision for credit losses on unfunded loan commitments, compared to $1.4 million provision for credit losses for the three months ended March 31, 2024, consisting of a $1.4 million provision for credit losses on loans and a $22,000 reversal of the ACL on unfunded loan commitments. The provision for credit losses on loans reflects the increase in the loan portfolio, as well as an increase in nonperforming loans and higher net charge-offs.

During the three months ended March 31, 2025, net loan charge-offs totaled $1.7 million, compared to $1.5 million during the three months ended March 31, 2024.  This increase was the result of increased net charge-offs of $487,000 in indirect home improvement loans and $25,000 in commercial business loans, partially offset by a reduction of net charge-offs of $213,000 in marine loans and $46,000 in other consumer loans. A decline in national and local economic conditions, as a result the effects of inflation, a recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income was unchanged at $5.1 million for the three months ended March 31, 2025 and 2024.  Changes in noninterest income during the three months ended March 31, 2025, compared to the same period in 2024, included a reduction in service charges and fee income due to the sale of mortgage servicing rights in the first quarter of 2024, and an increase other noninterest income attributable to increased unrealized gains on portfolio loans recorded under the fair value option.  The three months ended March 31, 2024, additionally included gain on sale of mortgage servicing rights and losses on sale of investment securities which mostly offset.

Noninterest Expense. Noninterest expense increased $1.5 million to $25.1 million for the three months ended March 31, 2025, from $23.5 million for the three months ended March 31, 2024. The increase was primarily due to increases of $976,000 in salaries and benefits due to competitive wage adjustments, additional staffing to support growth, and higher overall benefit costs, and $437,000 in operations.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, weakened to 69.39% for the three months ended March 31, 2025, compared to 66.36% for the three months ended March 31, 2024, due to an increase in noninterest expense that outpaced total revenue growth.

Provision for Income Taxes. For the three months ended March 31, 2025, the Company recorded a provision for income taxes of $1.4 million, compared to $2.1 million for the three months ended March 31, 2024. The decrease in the income taxes provision was primarily due to a $1.1 million decrease in pre-tax income during the three months ended March 31, 2025, as compared to the same quarter last year.  The effective corporate income tax rates for the three months ended March 31, 2025 and 2024, were 15.2% and 20.2%, respectively. The decline in tax rate between the quarters was primarily attributable to the tax benefits recognized from the $660,000 gain of related tax credits purchased versus the utilization of the credit. Excluding the tax benefit related to the $660,000 gain, the effective corporate income tax rate for the three months ended March 31, 2025 would have been 22.2%.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2025, the Bank’s total borrowing capacity was $639.2 million with the FHLB of Des Moines, with unused borrowing capacity of $570.0 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB borrowings.  At March 31, 2025, the Bank held approximately $1.08 billion in loans that qualify as collateral for FHLB borrowings.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $270.6 million and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at March 31, 2025. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At March 31, 2025, the Bank held approximately $597.4 million in loans that qualify as collateral for the FRB line of credit. There were no outstanding borrowings with the FRB or correspondent banks as of March 31, 2025 and December 31, 2024.   Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $524.3 million at March 31, 2025. Total brokered deposits at March 31, 2025 were $370.2 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At March 31, 2025, outstanding loan commitments, including unused lines of credit totaled $583.4 million. The Company purchased $15.0 million in securities during the three months ended March 31, 2025. The Company purchased $38.0 million in securities during the three months ended March 31, 2024. Proceeds from securities repayments, maturities and sales were $6.3 million and $48.3 million during the three months ended March 31, 2025 and 2024, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the three months ended March 31, 2025 and 2024, the Bank sold $91.9 million and $93.9 million in loans, respectively.

Total deposits increased $275.7 million during the three months ended March 31, 2025, primarily driven by a net increase in brokered deposits of $226.9 million. CDs scheduled to mature in three months or less at March 31, 2025, totaled $516.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.

For the remainder of 2025, we project that fixed commitments will include $1.2 million of operating lease payments. For information regarding our operating leases, see “Note 6 – Leases” of the Notes to Consolidated Financial Statements included in this report. FHLB borrowings of $16.0 million are scheduled to mature within the next twelve months.

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

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. The unrestricted cash of FS Bancorp held at the Bank on an unconsolidated basis totaled $6.3 million at March 31, 2025. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.28 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2025 at this rate of $0.28 per share, our total dividends paid each quarter would be approximately $2.2 million based on the number of the current outstanding shares as of March 31, 2025.

Under FS Bancorp’s existing stock repurchase program, approximately $873,000 remained available for future repurchases as of March 31, 2025.  See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at March 31, 2025, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well-capitalized status under the capital categories of the FDIC. Based on capital levels at March 31, 2025, the Bank was considered to be “well capitalized”. At March 31, 2025, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.3%, 13.2%, 14.4%, and 13.2%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with $3.0 billion or more in assets are subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. FS Bancorp is subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at March 31, 2025, and has exceeded all applicable regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp at March 31, 2025 were 9.9% for Tier 1 leverage-based capital, 11.5% for Tier 1 risk-based capital, 14.7% for total risk-based capital, and 11.5% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 12 – Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s 2024 Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Exchange Act was carried out as of March 31, 2025, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the foregoing evaluation, the Company’s CEO and CFO concluded that as of March 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s 2024 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan or Program
January 1, 2025 - January 31, 2025	19,542	$41.00	19,542	$3,911,405
February 1 - February 28, 2025	40,018	39.48	40,018	2,331,555
March 1, 2025 - March 31, 2025	38,757	37.64	38,757	872,778
Total for the quarter	98,317	$39.06	98,317	$872,778

On November 15, 2024, the Company publicly announced that its Board of Directors approved a stock repurchase program, authorizing the repurchase of up the $5.0 million of Company common stock.  Repurchases may occur from time to time in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards over a 12-month period until November 15, 2025. On April 4, 2025, the Company publicly announced an additional stock repurchase program, authorizing the repurchase up to $5.0 million of Company common stock, in addition to the amount remaining under the November 2024 repurchase program.  Repurchases under this program may also be made from time to time in the open market, through privately negotiated transactions over a 12-month period until July 31, 2025.

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

(c)

Trading Plans. During the three months ended  March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: May 9, 2025	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: May 9, 2025	By:	/s/Phillip D. Whittington
Phillip D. Whittington
Chief Financial Officer
(Principal Financial and Accounting Officer)