Form 10-Q
period 2025-06-30
FS Bancorp, Inc.
filed 2025-08-08
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2025, there were 7,596,336 outstanding shares of the registrant’s common stock.

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts) (Unaudited)

	June 30,	December 31,
ASSETS	2025	2024
Cash and due from banks	$15,168	$19,280
Interest-bearing deposits at other financial institutions	18,027	12,355
Total cash and cash equivalents	33,195	31,635
Certificates of deposit at other financial institutions	248	1,727
Securities available-for-sale, at fair value (amortized cost of $329,830 and $310,272, net of allowance for credit losses of $0 and $0, respectively)	302,692	281,175
Securities held-to-maturity, at amortized cost (fair value of $31,776 and $8,144, net of allowance for credit losses of $220 and $45, respectively)	31,562	8,455
Loans held for sale, at fair value	53,630	27,835
Loans receivable, net of allowance for credit losses of $32,189 and $31,870 (includes loans of $13,240 and $12,728, at fair value, respectively)	2,582,272	2,501,951
Accrued interest receivable	14,270	13,881
Premises and equipment, net	30,098	29,756
Operating lease right-of-use (“ROU”) assets	7,969	5,378
Federal Home Loan Bank (“FHLB”) stock, at cost	11,579	15,621
Deferred tax asset, net	7,782	7,059
Bank owned life insurance (“BOLI”), net	38,262	38,528
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	8,652	9,204
Goodwill	3,592	3,592
Core deposit intangible, net	12,071	13,710
Other assets	38,139	39,670
TOTAL ASSETS	$3,176,013	$3,029,177
LIABILITIES
Deposits:
Noninterest-bearing accounts	$654,069	$638,158
Interest-bearing accounts	1,899,306	1,701,260
Total deposits	2,553,375	2,339,418
Borrowings	234,305	307,806
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(373)	(406)
Total subordinated notes less unamortized debt issuance costs	49,627	49,594
Operating lease liabilities	8,138	5,556
Other liabilities	33,365	31,036
Total liabilities	2,878,810	2,733,410
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,618,543 and 7,833,014 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	76	78
Additional paid-in capital	48,418	55,716
Retained earnings	268,509	257,113
Accumulated other comprehensive loss, net of tax	(19,800)	(17,140)
Total stockholders’ equity	297,203	295,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,176,013	$3,029,177

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
INTEREST INCOME	2025	2024	2025	2024
Loans receivable, including fees	$45,038	$42,406	$88,340	$83,403
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	3,665	3,534	7,150	7,417
Total interest and dividend income	48,703	45,940	95,490	90,820
INTEREST EXPENSE
Deposits	14,520	13,252	27,578	26,134
Borrowings	1,585	1,801	3,848	2,968
Subordinated notes	486	486	971	971
Total interest expense	16,591	15,539	32,397	30,073
NET INTEREST INCOME	32,112	30,401	63,093	60,747
PROVISION FOR CREDIT LOSSES	2,021	1,077	3,613	2,476
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	30,091	29,324	59,480	58,271
NONINTEREST INCOME
Service charges and fee income	2,323	2,479	4,567	5,031
Gain on sale of loans	1,972	2,463	3,672	4,301
Gain on sale of MSRs	—	—	—	8,215
Gain (loss) on sale of investment securities, net	—	151	—	(7,847)
Earnings on cash surrender value of BOLI	254	242	505	482
Other noninterest income	621	533	1,552	797
Total noninterest income	5,170	5,868	10,296	10,979
NONINTEREST EXPENSE
Salaries and benefits	14,088	13,378	28,621	26,935
Operations	3,824	3,519	7,269	6,527
Occupancy	1,780	1,669	3,496	3,374
Data processing	2,137	2,058	4,182	4,016
Loan costs	719	653	1,267	1,238
Professional and board fees	1,155	888	2,342	1,811
Federal Deposit Insurance Corporation (“FDIC”) insurance	554	450	1,092	982
Marketing and advertising	398	377	619	604
Amortization of core deposit intangible	809	919	1,639	1,860
Impairment (recovery) of MSRs	38	(54)	29	39
Total noninterest expense	25,502	23,857	50,556	47,386
INCOME BEFORE PROVISION FOR INCOME TAXES	9,759	11,335	19,220	21,864
PROVISION FOR INCOME TAXES	2,031	2,376	3,471	4,508
NET INCOME	$7,728	$8,959	$15,749	$17,356
Basic earnings per share	$1.00	$1.15	$2.02	$2.23
Diluted earnings per share	$0.99	$1.13	$1.99	$2.20

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$7,728	$8,959	$15,749	$17,356
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized (loss) gain during period	(1,537)	1,001	1,959	(1,551)
Income tax benefit (provision) related to unrealized (loss) gain	331	(216)	(420)	333
Reclassification adjustment for realized (gain) loss, net included in net income	—	(151)	—	7,847
Income tax provision (benefit) related to reclassification for realized (gain) loss, net	—	32	—	(1,687)
Derivative financial instruments:
Unrealized derivative (loss) gain during period	(1,093)	1,422	(3,516)	6,472
Income tax benefit (provision) related to unrealized derivative (loss) gain	237	(305)	751	(1,391)
Reclassification adjustment for realized gain, net included in net income	(956)	(1,148)	(1,827)	(2,870)
Income tax provision related to reclassification, net	206	247	393	617
Other comprehensive (loss) income, net of tax	(2,812)	882	(2,660)	7,770
COMPREHENSIVE INCOME	$4,916	$9,841	$13,089	$25,126

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts) (Unaudited)

Three Months Ended June 30, 2025 and 2024

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, April 1, 2024	7,805,795	$78	$57,552	$236,720	$(16,418)	$277,932
Net income	—	—	—	8,959	—	8,959
Dividends paid ($0.26 per share)	—	—	—	(2,028)	—	(2,028)
Share-based compensation	—	—	389	—	—	389
Issuance of common stock - employee stock purchase plan	8,690	—	278	—	—	278
Common stock repurchased – repurchase plan	(72,878)	(1)	(2,360)	—	—	(2,361)
Stock options exercised, net	1,000	—	(25)	—	—	(25)
Other comprehensive income, net of tax	—	—	—	—	882	882
BALANCE, June 30, 2024	7,742,607	$77	$55,834	$243,651	$(15,536)	$284,026

BALANCE, April 1, 2025	7,742,907	$77	$52,806	$262,945	$(16,988)	$298,840
Net income	—	—	—	7,728	—	7,728
Dividends paid ($0.28 per share)	—	—	—	(2,164)	—	(2,164)
Share-based compensation	—	—	526	—	—	526
Issuance of common stock - employee stock purchase plan	7,918	—	314	—	—	314
Common stock repurchased - repurchase plan	(132,282)	(1)	(5,228)	—	—	(5,229)
Other comprehensive loss, net of tax	—	—	—	—	(2,812)	(2,812)
BALANCE, June 30, 2025	7,618,543	$76	$48,418	$268,509	$(19,800)	$297,203

Six Months Ended June 30, 2025 and 2024

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2024	7,800,545	$78	$57,362	$230,354	$(23,306)	$264,488
Net income	—	—	—	17,356	—	17,356
Dividends paid ($0.52 per share)	—	—	—	(4,059)	—	(4,059)
Share-based compensation	—	—	784	—	—	784
Issuance of common stock - employee stock purchase plan	17,940	—	580	—		580
Common stock repurchased - repurchase plan	(90,490)	(1)	(2,360)	—	—	(2,361)
Restricted stock awards forfeited	(4,000)	—	—	—	—	—
Stock options exercised, net	18,612	—	(532)	—	—	(532)
Other comprehensive income, net of tax	—	—	—	—	7,770	7,770
BALANCE, June 30, 2024	7,742,607	$77	$55,834	$243,651	$(15,536)	$284,026

BALANCE, January 1, 2025	7,833,014	$78	$55,716	$257,113	$(17,140)	$295,767
Net income	—	—	—	15,749	—	15,749
Dividends paid ($0.56 per share)	—	—	—	(4,353)	—	(4,353)
Share-based compensation	—	—	1,038	—	—	1,038
Issuance of common stock - employee stock purchase plan	16,128	—	650	—	—	650
Common stock repurchased - repurchase plan	(230,599)	(2)	(8,986)	—	—	(8,988)
Other comprehensive loss, net of tax	—	—	—	—	(2,660)	(2,660)
BALANCE, June 30, 2025	7,618,543	$76	$48,418	$268,509	$(19,800)	$297,203

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net income	$15,749	$17,356
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	3,613	2,476
Depreciation, amortization and accretion	6,256	5,774
Compensation expense related to stock options and restricted stock awards	1,038	784
Earnings on cash surrender value of BOLI	(505)	(482)
Gain on sale of loans held for sale	(3,672)	(4,301)
Gain on sale of MSRs	—	(8,215)
Loss on sale of investment securities, net	—	7,847
Change in fair value on portfolio loans measured under the fair value option	(266)	(186)
Origination of loans held for sale	(225,320)	(271,158)
Proceeds from sale of loans held for sale	221,880	261,171
Gain on purchase of tax credits	(660)	—
Purchase of tax credits	(7,587)	—
(Recovery) impairment of MSRs	29	39
Changes in operating assets and liabilities
Accrued interest receivable	(389)	213
Other assets	5,458	(2,076)
Other liabilities	(302)	943
Net cash from operating activities	15,322	10,185
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	98,459
Maturities, prepayments, and calls	26,174	9,046
Purchases	(46,540)	(38,009)
Activity in securities held-to-maturity:
Purchases	(23,235)	—
Maturities of certificates of deposit at other financial institutions	1,479	12,680
Purchase of certificates of deposit at other financial institutions	—	(1,220)
Portfolio loan originations and principal collections, net	(98,600)	(45,112)
Proceeds from sale of MSRs	—	16,168
Proceeds from sale of portfolio loans	—	—
Purchase of portfolio loans	(3,956)	(28,208)
Purchase of premises and equipment	(1,642)	(632)
Proceeds from bank owned life insurance death benefits	771	—
Change in FHLB stock, net	4,042	(8,208)
Net cash (used by) from investing activities	(141,507)	14,964
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES
Net increase (decrease) in deposits	213,937	(139,606)
Proceeds from borrowings	614,000	557,804
Repayments of borrowings	(687,501)	(469,655)
Dividends paid on common stock	(4,353)	(4,059)
Disbursements from stock options exercised, net	—	(532)
Issuance of common stock - employee stock purchase plan	650	580
Common stock repurchased	(8,988)	(2,361)
Net cash from (used by) financing activities	127,745	(57,829)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,560	(32,680)

CASH AND CASH EQUIVALENTS, beginning of period	31,635	65,691
CASH AND CASH EQUIVALENTS, end of period	$33,195	$33,011

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$31,234	$31,459
Income taxes	51	2,062

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$1,959	$6,296
Change in fair value on fair value and cash flow hedges	(5,316)	3,598
Retention in gross MSRs from loan sales	1,255	1,393

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

Financial Statement Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K which includes all the audited financial statements and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2024. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain prior-period amounts have been reclassified to conform to the current period presentation.

The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”).

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

Subsequent Events – The Company has evaluated events and transactions after  June 30, 2025, for potential recognition or disclosure.

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

The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. The Company does not expect the ASU to have a material effect on its consolidated financial statements.

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

In January 2025, the FASB issued guidance within ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment in this ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted.  The Company is currently evaluating the impact of this ASU but does not expect it to have a material effect on its consolidated financial statements.

Application of New Accounting Guidance Adopted in 2025

None.

NOTE 2 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity at  June 30, 2025 and December 31, 2024:

	June 30, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,255	$33	$(2,593)	$17,695	$—
Corporate securities	16,000	11	(652)	15,359	—
Municipal bonds	82,211	—	(13,689)	68,522	—
Mortgage-backed securities	199,747	1,033	(10,264)	190,516	—
Asset-backed securities	11,617	2	(1,019)	10,600	—
Total securities available-for-sale	329,830	1,079	(28,217)	302,692	—

SECURITIES HELD-TO-MATURITY
Corporate securities	29,525	302	(303)	29,524	220
Municipal bonds	2,257	—	(5)	2,252	—
Total securities held-to-maturity	31,782	302	(308)	31,776	220

Total securities	$361,612	$1,381	$(28,525)	$334,468	$220

	December 31, 2024
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,247	$45	$(3,154)	$17,138	$—
Corporate securities	16,000	8	(882)	15,126	—
Municipal bonds	82,774	—	(12,430)	70,344	—
Mortgage-backed securities	178,740	415	(11,969)	167,186	—
Asset-backed securities	12,511	3	(1,133)	11,381	—
Total securities available-for-sale	310,272	471	(29,568)	281,175	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(356)	8,144	45
Total securities held-to-maturity	8,500	—	(356)	8,144	45

Total securities	$318,772	$471	$(29,924)	$289,319	$45

The following tables present the activity in the ACL on securities held-to-maturity by major security type for the three and six months ended June 30, 2025 and 2024:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended June 30,
Corporate Securities	2025	2024
Beginning ACL balance	$66	$45
Provision for credit losses	154	—
Total ending ACL balance	$220	$45

SECURITIES HELD-TO-MATURITY	For the Six Months Ended June 30,
Corporate Securities	2025	2024
Beginning ACL balance	$45	$45
Provision for credit losses	175	—
Total ending ACL balance	$220	$45

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The increase in provision during the periods was attributable to increased securities balances. Accrued interest receivable totaled $285,000 and $116,000 on held-to-maturity debt securities and $1.2 million and $1.2 million on available-for-sale debt securities as of June 30, 2025 and December 31, 2024, respectively.  Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Company monitors the credit quality of debt securities held-to-maturity quarterly using credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	June 30,	December 31,
Corporate securities	2025	2024
BBB/BBB-	$29,525	$8,500
Municipal bonds
AA	2,257	—
Total	$31,782	$8,500

At June 30, 2025 and  December 31, 2024, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of June 30, 2025, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	June 30, 2025
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$21,794	$26,041	$21,794

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,662	$(2,593)	$15,662	$(2,593)
Corporate securities	5,940	(60)	5,408	(592)	11,348	(652)
Municipal bonds	1,668	(3)	66,854	(13,686)	68,522	(13,689)
Mortgage-backed securities	53,355	(538)	63,048	(9,726)	116,403	(10,264)
Asset-backed securities	3,278	(72)	6,778	(947)	10,056	(1,019)
Total securities available-for-sale	64,241	(673)	157,750	(27,544)	221,991	(28,217)

SECURITIES HELD-TO-MATURITY
Corporate securities	11,591	(208)	2,405	(95)	13,996	(303)
Municipal bonds	2,252	(5)	—	—	2,252	(5)
Total securities held-to-maturity	13,843	(213)	2,405	(95)	16,248	(308)

Total securities	$78,084	$(886)	$160,155	$(27,639)	$238,239	$(28,525)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,093	$(3,154)	$15,093	$(3,154)
Corporate securities	6,781	(219)	5,337	(663)	12,118	(882)
Municipal bonds	1,677	(10)	68,667	(12,420)	70,344	(12,430)
Mortgage-backed securities	31,093	(241)	63,934	(11,728)	95,027	(11,969)
Asset-backed securities	3,638	(41)	7,190	(1,092)	10,828	(1,133)
Total securities available-for-sale	43,189	(511)	160,221	(29,057)	203,410	(29,568)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	8,144	(356)	8,144	(356)
Total securities held-to-maturity	—	—	8,144	(356)	8,144	(356)

Total securities	$43,189	$(511)	$168,365	$(29,413)	$211,554	$(29,924)

There were eight held-to-maturity debt securities in an unrealized loss position of less than one year and two held-to-maturity debt securities in an unrealized loss position of more than one year at  June 30, 2025, compared to no held-to-maturity debt securities in an unrealized loss position of less than one year and seven held-to-maturity debt securities in an unrealized loss position of more than one year at  December 31, 2024.

There were 25 available-for-sale securities in an unrealized loss position of less than one year, and 122 available-for-sale securities in an unrealized loss position of more than one year at June 30, 2025, compared to 22 available-for-sale securities in an unrealized loss position of less than one year and 121 available-for-sale securities in an unrealized loss position of more than one year at  December 31, 2024. The unrealized losses associated with these securities are believed to be caused by changing market conditions and considered to be temporary, and the Company does not intend and is not likely to be required to sell these securities prior to maturity. Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes. Substantially all the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings. All the municipal bond securities are investment grade.

All of the available-for-sale mortgage-backed securities and asset-backed securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the six months ended June 30, 2025, or for the year ended December 31, 2024.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30, 2025		December 31, 2024
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$4,968	$4,695	$4,962	$4,575
Due after five years through ten years	15,287	13,000	10,975	9,193
Due after ten years	—	—	4,310	3,370
Subtotal	20,255	17,695	20,247	17,138
Corporate securities
Due after one year through five years	14,000	13,921	11,000	10,766
Due after five years through ten years	—	—	3,000	2,918
Due after ten years	2,000	1,438	2,000	1,442
Subtotal	16,000	15,359	16,000	15,126
Municipal bonds
Due after one year through five years	2,161	2,152	2,186	2,168
Due after five years through ten years	4,133	3,697	4,158	3,728
Due after ten years	75,917	62,673	76,430	64,448
Subtotal	82,211	68,522	82,774	70,344
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	88,748	80,484	90,771	80,677
Federal Home Loan Mortgage Corporation (“FHLMC”)	47,551	47,379	48,765	47,773
Government National Mortgage Association (“GNMA”)	63,448	62,653	39,204	38,736
Subtotal	199,747	190,516	178,740	167,186
Asset-backed securities
Due within one year	331	328	203	200
Due after one year through five years	843	823	1,073	1,037
Due after five years through ten years	2,639	2,464	2,867	2,648
Due after ten years	7,804	6,985	8,368	7,496
Subtotal	11,617	10,600	12,511	11,381
Total securities available-for-sale	329,830	302,692	310,272	281,175

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after five years through ten years	29,525	29,524	8,500	8,144
Subtotal	29,525	29,524	8,500	8,144
Municipal bonds
Due after five years through ten years	2,257	2,252	—	—
Subtotal	2,257	2,252	—	—
Total securities held-to-maturity	31,782	31,776	8,500	8,144
Total securities	$361,612	$334,468	$318,772	$289,319

The proceeds and resulting gains and losses from sales of securities available-for-sale for the three and six months ended June 30, 2025 and 2024:

For the Three Months Ended June 30, 2025
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—

	For the Three Months Ended June 30, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$54,423	$204	$(53)

For the Six Months Ended June 30, 2025
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—

	For the Six Months Ended June 30, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$98,459	$204	$(8,051)

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	June 30,	December 31,
	2025	2024
COMMERCIAL REAL ESTATE ("CRE") LOANS
CRE owner occupied	$180,250	$170,396
CRE non-owner occupied	171,979	174,921
Commercial and speculative construction and development	300,723	280,798
Multi-family	263,185	245,222
Total CRE loans	916,137	871,337
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	639,881	617,322
Home equity	85,613	75,147
Residential custom construction	54,024	49,902
Total residential real estate	779,518	742,371
CONSUMER LOANS
Indirect home improvement	530,375	541,946
Marine	72,765	74,931
Other consumer	3,151	3,304
Total consumer loans	606,291	620,181
COMMERCIAL BUSINESS LOANS
Commercial and industrial (“C&I”)	294,563	287,014
Warehouse lending	17,952	12,918
Total commercial business loans	312,515	299,932
Total loans receivable, gross	2,614,461	2,533,821
ACL on loans	(32,189)	(31,870)
Total loans receivable, net	$2,582,272	$2,501,951

Loan amounts are net of unearned loan fees in excess of unamortized costs, unamortized net discounts on acquired loans, and premiums on purchased loans of $8.7 million as of June 30, 2025 and $8.0 million as of December 31, 2024. Net loans does not include accrued interest receivable.

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

At June 30, 2025, the Company held approximately $1.09 billion in loans that are pledged as collateral for FHLB borrowings, compared to approximately $1.11 billion at December 31, 2024. The Company held approximately $591.0 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at June 30, 2025, compared to approximately $606.5 million at December 31, 2024.

The Company has defined its loan portfolio into four segments that reflect the structure of the lending function, the Company’s strategic plan and the way management monitors performance and credit quality. The four loan portfolio segments are: (a) CRE, (b) residential real estate, (c) consumer, and (d) commercial business. Each of these segments is disaggregated into classes based on the risk characteristics of the borrower and/or the collateral type securing the loan. The following is a summary of each of the Company’s loan portfolio segments and classes:

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

Other Consumer. Loans originated by the Company to consumers in our retail branch footprint, including automobiles, direct home improvement loans, loans on deposits, and other consumer loans, primarily consisting of personal lines of credit and credit cards.

Commercial Business Loans

C&I Lending. C&I loans originated by the Company to local small- and mid-sized businesses in our market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some C&I loans purchased by the Company are outside of our market area. C&I loans are made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business. At June 30, 2025 and  December 31, 2024, C&I loans included Small Business Administration and United States Department of Agriculture guaranteed certificates of $48.8 million and $52.6 million, respectively.

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

Allowance for Credit Losses

The following tables detail activity in the ACL on loans by loan categories at or for the three and six months ended June 30, 2025 and 2024:

	At or For the Three Months Ended June 30, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$6,904	$7,475	$14,856	$2,418	$31,653
Provision for (reversal of) credit losses on loans	166	179	1,468	(98)	1,715
Charge-offs	—	—	(1,641)	—	(1,641)
Recoveries	—	—	392	70	462
Net (charge-offs) recoveries	—	—	(1,249)	70	(1,179)
Ending balance	$7,070	$7,654	$15,075	$2,390	$32,189

	At or For the Three Months Ended June 30, 2024
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$6,482	$7,771	$12,933	$4,293	$31,479
Provision for (reversal of) credit losses on loans	189	(354)	914	252	1,001
Charge-offs	—	—	(1,015)	(733)	(1,748)
Recoveries	—	—	421	85	506
Net charge-offs	—	—	(594)	(648)	(1,242)
Ending balance	$6,671	$7,417	$13,253	$3,897	$31,238

	At or For the Six Months Ended June 30, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,001	$7,440	$14,185	$3,244	$31,870
Provision for (reversal of) credit losses on loans	69	214	3,428	(491)	3,220
Charge-offs	—	—	(3,277)	(433)	(3,710)
Recoveries	—	—	739	70	809
Net charge-offs	—	—	(2,538)	(363)	(2,901)
Ending balance	$7,070	$7,654	$15,075	$2,390	$32,189

	At or For the Six Months Ended June 30, 2024
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,293	$6,814	$13,357	$4,070	$31,534
(Reversal of) provision for credit losses on loans	(622)	603	1,558	883	2,422
Charge-offs	—	—	(2,501)	(1,141)	(3,642)
Recoveries	—	—	839	85	924
Net charge-offs	—	—	(1,662)	(1,056)	(2,718)
Ending balance	$6,671	$7,417	$13,253	$3,897	$31,238

The main reason for the increase of the provision for credit losses on loans for the three and six months ended June 30, 2025, was loan growth and elevated net charge-offs in the consumer loan portfolio, primarily in indirect home improvement loans.  Additionally, the increase in the ACL on loans reflected shifts in credit quality (including changes in classified, past due and nonperforming loans) and adjustments to qualitative factors.  The most significant qualitative factor change was an increase in qualitative reserves, attributable to higher levels of past due and nonperforming loans, as well as higher net charge-offs on consumer loans relative to prior periods.

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and six months ended  June 30, 2025 and 2024, by class and by type of modification. The tables also present the percentage of the amortized cost basis of loans modified for borrowers experiencing financial difficulty relative to the total amortized cost basis of each class of financing receivable, as well as the financial effect of the modification.

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Combination		Weighted-Average	Combination		Weighted-Average
	Term	Total	Term	Term	Total	Term
	Extension	Class of	Extension Payment	Extension	Class of	Extension Payment
	Payment	Financing	Delay	Payment	Financing	Delay
CRE LOANS	Delay	Receivable	(in years)	Delay	Receivable	(in years)
CRE owner occupied	$1,202	0.7%	3	$1,202	1.1%	3

		Total			Total
		Class of			Class of
	Principal	Financing	Principal	Principal	Financing	Principal
COMMERCIAL BUSINESS LOANS	Forgiveness	Receivable	Forgiven	Forgiveness	Receivable	Forgiven
C&I	$260	0.1%	$357	$260	0.1%	$357

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Combination		Weighted-Average	Combination		Weighted-Average
	Term	Total	Term	Term	Total	Term
	Extension	Class of	Extension Payment	Extension	Class of	Extension Payment
	Payment	Financing	Delay	Payment	Financing	Delay
CRE LOANS	Delay	Receivable	(in years)	Delay	Receivable	(in years)
CRE owner occupied	$1,116	0.6%	2	$1,116	0.6%	2

 As of  June 30, 2025, the Company had committed to lend additional amounts totaling $1.2 million to borrowers experiencing financial difficulty whose loans were modified within the previous 12 months.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table presents the performance of such loans that have been modified in the last 12 months as of  June 30, 2025:

	June 30, 2025
	30-59	60-89
	Days	Days	90 Days	Total
	Past	Past	or More	Past
CRE LOANS	Due	Due	Past Due	Due
Commercial and speculative construction and development	$—	$—	$9,083	$9,083
COMMERCIAL BUSINESS LOANS
C&I	—	—	260	260

Total loans	$—	$—	$9,343	$9,343

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended  June 30, 2024 and were modified in the twelve months prior to that default.

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at June 30, 2025 and December 31, 2024:

	June 30, 2025
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$—	$—	$844	$844	$179,406	$180,250	$2,046
CRE non-owner occupied	—	—	—	—	171,979	171,979	—
Commercial and speculative construction and development	—	—	9,083	9,083	291,640	300,723	9,083
Multi-family	—	—	—	—	263,185	263,185	—
Total CRE loans	—	—	9,927	9,927	906,210	916,137	11,129
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	—	—	1,470	1,470	638,411	639,881	1,809
Home equity	79	—	126	205	85,408	85,613	251
Residential custom construction	—	—	—	—	54,024	54,024	—
Total residential real estate loans	79	—	1,596	1,675	777,843	779,518	2,060
CONSUMER LOANS
Indirect home improvement	3,657	1,744	1,408	6,809	523,566	530,375	3,365
Marine	307	50	39	396	72,369	72,765	567
Other consumer	7	33	12	52	3,099	3,151	13
Total consumer loans	3,971	1,827	1,459	7,257	599,034	606,291	3,945
COMMERCIAL BUSINESS LOANS
C&I	—	—	1,862	1,862	292,701	294,563	1,862
Warehouse lending	—	—	—	—	17,952	17,952	—
Total commercial business loans	—	—	1,862	1,862	310,653	312,515	1,862
Total loans	$4,050	$1,827	$14,844	$20,721	$2,593,740	$2,614,461	$18,996

	December 31, 2024
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$845	$—	$1,625	$2,470	$167,926	$170,396	$2,771
CRE non-owner occupied	—	—	—	—	174,921	174,921	—
Commercial and speculative construction and development	—	—	4,979	4,979	275,819	280,798	4,979
Multi-family	—	—	—	—	245,222	245,222	—
Total CRE loans	845	—	6,604	7,449	863,888	871,337	7,750
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	2,507	253	76	2,836	614,486	617,322	164
Home equity	20	—	251	271	74,876	75,147	261
Residential custom construction	822	—	—	822	49,080	49,902	—
Total residential real estate loans	3,349	253	327	3,929	738,442	742,371	425
CONSUMER LOANS
Indirect home improvement	3,920	1,787	758	6,465	535,481	541,946	1,677
Marine	718	150	40	908	74,023	74,931	289
Other consumer	17	1	13	31	3,273	3,304	14
Total consumer loans	4,655	1,938	811	7,404	612,777	620,181	1,980
COMMERCIAL BUSINESS LOANS
C&I	118	—	3,331	3,449	283,565	287,014	3,446
Warehouse lending	—	—	—	—	12,918	12,918	—
Total commercial business loans	118	—	3,331	3,449	296,483	299,932	3,446
Total loans	$8,967	$2,191	$11,073	$22,231	$2,511,590	$2,533,821	$13,601

(1)	Includes loans less than 90 days past due as applicable.

There were no loans 90 days or more past due and still accruing interest at both June 30, 2025 and December 31, 2024.

There were $1.5 million and $84,000 in residential real estate loans in the process of foreclosure at  June 30, 2025 and December 31, 2024, respectively.

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

CRE (both owner occupied and non-owner occupied), commercial construction and development, multi-family and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations. We regularly review our credits for accuracy of risk grades whenever we receive new information. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk, and complexity. In addition, nonowner-occupied CRE borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. We monitor construction loans monthly. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following tables summarize risk rated loan balances and total current period gross charge-offs by category, as of the dates indicated. Term loans that were renewed or extended for periods longer than 90 days are presented as new originations in the year of the most recent renewal or extension.

	June 30, 2025
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$16,960	$4,797	$32,536	$34,732	$12,788	$46,730	$—	$—	$148,543
Watch	149	—	—	3,921	12,526	7,391	—	—	23,987
Special mention	—	—	—	5,288	—	386	—	—	5,674
Substandard	—	—	—	—	—	2,046	—	—	2,046
Total CRE owner occupied	17,109	4,797	32,536	43,941	25,314	56,553	—	—	180,250
CRE non-owner occupied
Pass	2,441	8,365	16,244	48,486	35,577	53,837	—	—	164,950
Watch	—	—	—	—	—	416	—	—	416
Special mention	—	—	3,099	1,372	—	2,142	—	—	6,613
Total CRE non-owner occupied	2,441	8,365	19,343	49,858	35,577	56,395	—	—	171,979
Commercial and speculative construction and development
Pass	70,939	131,323	43,686	23,139	12,155	85	10,313	—	291,640
Substandard	—	—	—	9,083	—	—	—	—	9,083
Total commercial and speculative construction and development	70,939	131,323	43,686	32,222	12,155	85	10,313	—	300,723
Multi-family
Pass	23,624	20,732	7,060	20,094	88,115	103,560	—	—	263,185
Total multi-family	23,624	20,732	7,060	20,094	88,115	103,560	—	—	263,185
Total CRE loans	$114,113	$165,217	$102,625	$146,115	$161,161	$216,593	$10,313	$—	$916,137

	June 30, 2025
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$60,494	$62,134	$111,733	$161,756	$101,329	$138,052	$—	$—	$635,498
Substandard	—	—	682	720	—	2,981	—	—	4,383
Total one-to-four-family	60,494	62,134	112,415	162,476	101,329	141,033	—	—	639,881
Home equity
Pass	13,078	2,673	1,952	305	1,377	7,104	58,873	—	85,362
Substandard	—	—	—	—	—	9	242	—	251
Total home equity	13,078	2,673	1,952	305	1,377	7,113	59,115	—	85,613
Residential custom construction
Pass	18,701	31,725	2,228	1,370	—	—	—	—	54,024
Total residential custom construction	18,701	31,725	2,228	1,370	—	—	—	—	54,024
Total residential real estate loans	$92,273	$96,532	$116,595	$164,151	$102,706	$148,146	$59,115	$—	$779,518

	June 30, 2025
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$55,257	$82,203	$114,599	$149,039	$65,997	$59,915	$—	$—	$527,010
Substandard	17	728	824	921	406	469	—	—	3,365
Total indirect home improvement	55,274	82,931	115,423	149,960	66,403	60,384	—	—	530,375
Indirect home improvement gross charge-offs	19	634	674	1,038	371	399	—	—	3,135
Marine
Pass	5,617	11,599	10,407	18,416	7,717	18,442	—	—	72,198
Substandard	—	—	—	114	96	357	—	—	567
Total marine	5,617	11,599	10,407	18,530	7,813	18,799	—	—	72,765
Marine gross charge-offs	—	63	—	—	—	—	—	—	63
Other consumer
Pass	114	210	56	213	23	141	2,381	—	3,138
Substandard	—	—	—	—	—	—	13	—	13
Total other consumer	114	210	56	213	23	141	2,394	—	3,151
Other consumer gross charge-offs	—	—	—	—	2	23	54	—	79
Total consumer loans	$61,005	$94,740	$125,886	$168,703	$74,239	$79,324	$2,394	$—	$606,291
Total consumer loans gross charge-offs	$19	$697	$674	$1,038	$373	$422	$54	$—	$3,277

	June 30, 2025
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$25,720	$57,730	$21,350	$16,522	$14,317	$12,434	$127,178	$747	$275,998
Watch	—	—	4,995	—	661	1,516	3,501	—	10,673
Special mention	—	—	—	—	520	451	1,700	—	2,671
Substandard	192	—	84	—	1,703	2,447	721	74	5,221
Total C&I	25,912	57,730	26,429	16,522	17,201	16,848	133,100	821	294,563
C&I gross charge-offs	—	—	—	—	433	—	—	—	433
Warehouse lending
Pass	—	—	—	—	—	—	13,901	—	13,901
Special mention	—	—	—	—	—	—	4,051	—	4,051
Total warehouse lending	—	—	—	—	—	—	17,952	—	17,952
Total commercial business loans	$25,912	$57,730	$26,429	$16,522	$17,201	$16,848	$151,052	$821	$312,515
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$433	$—	$—	$—	$433

TOTAL LOANS RECEIVABLE, GROSS
Pass	$292,945	$413,491	$361,851	$474,072	$339,395	$440,300	$212,646	$747	$2,535,447
Watch	149	—	4,995	3,921	13,187	9,323	3,501	—	35,076
Special mention	—	—	3,099	6,660	520	2,979	5,751	—	19,009
Substandard	209	728	1,590	10,838	2,205	8,309	976	74	24,929
Total loans receivable, gross	$293,303	$414,219	$371,535	$495,491	$355,307	$460,911	$222,874	$821	$2,614,461
Total gross charge-offs	$19	$697	$674	$1,038	$806	$422	$54	$—	$3,710

	December 31, 2024
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$4,659	$31,943	$35,248	$15,653	$28,970	$22,926	$—	$679	$140,078
Watch	—	—	9,300	12,654	—	4,354	—	—	26,308
Special mention	—	—	—	—	—	394	—	—	394
Substandard	—	—	—	—	1,625	1,991	—	—	3,616
Total CRE owner occupied	4,659	31,943	44,548	28,307	30,595	29,665	—	679	170,396
CRE non-owner occupied
Pass	8,364	16,491	48,829	36,221	14,682	43,216	—	—	167,803
Watch	—	3,135	1,389	—	—	2,594	—	—	7,118
Total CRE non-owner occupied	8,364	19,626	50,218	36,221	14,682	45,810	—	—	174,921
Commercial and speculative construction and development
Pass	129,201	77,241	28,810	29,851	—	380	10,336	—	275,819
Substandard	—	—	4,979	—	—	—	—	—	4,979
Total commercial and speculative construction and development	129,201	77,241	33,789	29,851	—	380	10,336	—	280,798
Multi-family
Pass	20,662	7,030	20,098	89,733	59,886	47,813	—	—	245,222
Total multi-family	20,662	7,030	20,098	89,733	59,886	47,813	—	—	245,222
Total CRE loans	$162,886	$135,840	$148,653	$184,112	$105,163	$123,668	$10,336	$679	$871,337

	December 31, 2024
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$77,602	$110,505	$174,355	$109,006	$76,653	$66,426	$—	$—	$614,547
Substandard	—	—	735	—	—	2,040	—	—	2,775
Total one-to-four-family	77,602	110,505	175,090	109,006	76,653	68,466	—	—	617,322
Home equity
Pass	6,501	2,379	326	1,538	5,930	1,631	56,430	151	74,886
Substandard	—	—	—	—	—	14	247	—	261
Total home equity	6,501	2,379	326	1,538	5,930	1,645	56,677	151	75,147
Residential custom construction
Pass	38,741	9,771	1,390	—	—	—	—	—	49,902
Total residential custom construction	38,741	9,771	1,390	—	—	—	—	—	49,902
Total residential real estate loans	$122,844	$122,655	$176,806	$110,544	$82,583	$70,111	$56,677	$151	$742,371

	December 31, 2024
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$98,516	$130,254	$167,896	$74,577	$28,045	$40,981	$—	$—	$540,269
Substandard	99	403	712	100	106	257	—	—	1,677
Total indirect home improvement	98,615	130,657	168,608	74,677	28,151	41,238	—	—	541,946
Indirect home improvement gross charge-offs	381	1,477	1,627	677	568	523	—	—	5,253
Marine
Pass	13,322	11,386	20,449	8,521	10,958	10,006	—	—	74,642
Substandard	—	—	—	—	106	183	—	—	289
Total marine	13,322	11,386	20,449	8,521	11,064	10,189	—	—	74,931
Marine gross charge-offs	—	21	128	51	128	237	—	—	565
Other consumer
Pass	310	93	334	56	35	126	2,336	—	3,290
Substandard	—	—	—	3	—	—	11	—	14
Total other consumer	310	93	334	59	35	126	2,347	—	3,304
Other consumer gross charge-offs	1	33	6	—	—	45	91	—	176
Total consumer loans	$112,247	$142,136	$189,391	$83,257	$39,250	$51,553	$2,347	$—	$620,181
Total consumer loans gross charge-offs	$382	$1,531	$1,761	$728	$696	$805	$91	$—	$5,994

	December 31, 2024
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$65,491	$20,084	$20,091	$16,468	$6,135	$8,791	$120,899	$602	$258,561
Watch	—	4,987	—	722	1,799	—	4,183	—	11,691
Special mention	—	—	—	543	—	556	6,375	—	7,474
Substandard	—	2,373	—	2,243	1,255	1,296	2,121	—	9,288
Total C&I	65,491	27,444	20,091	19,976	9,189	10,643	133,578	602	287,014
C&I gross charge-offs	—	—	—	—	—	380	761	—	1,141
Warehouse lending
Pass	—	—	—	—	—	—	11,060	—	11,060
Special mention	—	—	—	—	—	—	1,858	—	1,858
Total warehouse lending	—	—	—	—	—	—	12,918	—	12,918
Total commercial business loans	$65,491	$27,444	$20,091	$19,976	$9,189	$10,643	$146,496	$602	$299,932
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$—	$380	$761	$—	$1,141

TOTAL LOANS RECEIVABLE, GROSS
Pass	$463,369	$417,177	$517,826	$381,624	$231,294	$242,296	$201,061	$1,432	$2,456,079
Watch	—	8,122	10,689	13,376	1,799	6,948	4,183	—	45,117
Special mention	—	—	—	543	—	950	8,233	—	9,726
Substandard	99	2,776	6,426	2,346	3,092	5,781	2,379	—	22,899
Total loans receivable, gross	$463,468	$428,075	$534,941	$397,889	$236,185	$255,975	$215,856	$1,432	$2,533,821
Total gross charge-offs	$382	$1,531	$1,761	$728	$696	$1,185	$852	$—	$7,135

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates indicated:

	June 30, 2025			December 31, 2024
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
CRE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE owner occupied	$2,046	$—	$2,046	$2,771	$—	$2,771
Commercial and speculative construction and development	—	9,083	9,083	—	4,979	4,979
	2,046	9,083	11,129	2,771	4,979	7,750

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	1,809	—	1,809	164	—	164
Home equity	251	—	251	261	—	261
	2,060	—	2,060	425	—	425

CONSUMER LOANS
Indirect home improvement	—	3,365	3,365	—	1,677	1,677
Marine	—	567	567	—	289	289
Other consumer	—	13	13	—	14	14
	—	3,945	3,945	—	1,980	1,980
COMMERCIAL BUSINESS LOANS
C&I	1,697	165	1,862	2,486	960	3,446
Total	$5,803	$13,193	$18,996	$5,682	$7,919	$13,601

The Company recognized interest income on a cash basis for nonaccrual loans of $140,000 and $92,000 during the three months ended June 30, 2025 and 2024, and $245,000 and $203,000 during the six months ended  June 30, 2025 and 2024, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	June 30, 2025				December 31, 2024
		Residential	Other			Residential	Other
		Real	Non-Real			Real	Non-Real
CRE LOANS	CRE	Estate	Estate	Total	CRE	Estate	Estate	Total
CRE owner occupied	$2,046	$—	$—	$2,046	$2,771	$—	$—	$2,771
Commercial and speculative construction and development	9,083	—	—	9,083	4,979	—		4,979
	11,129	—	—	11,129	7,750	—	—	7,750

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	—	1,809	—	1,809	—	164	—	164
Home equity	—	251	—	251	—	261	—	261
	—	2,060	—	2,060	—	425	—	425

CONSUMER LOANS
Indirect home improvement	—	—	3,365	3,365	—	—	1,677	1,677
Marine	—	—	567	567	—	—	289	289
	—	—	3,932	3,932	—	—	1,966	1,966
COMMERCIAL BUSINESS LOANS
C&I	—	—	1,862	1,862	—	—	3,446	3,446
Total	$11,129	$2,060	$5,794	$18,983	$7,750	$425	$5,412	$13,587

NOTE 4 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of residential mortgage loans serviced for others was $1.63 billion at both  June 30, 2025 and December 31, 2024.

The following table summarizes MSRs activity at or for the dates indicated:

	At or For the Three Months Ended
	June 30,
	2025	2024
Beginning balance, at the lower of cost or fair value	$8,926	$9,009
Additions	424	817
MSRs amortized	(660)	(528)
(Impairment) recovery of MSRs	(38)	54
Ending balance, at the lower of cost or fair value	$8,652	$9,352

	At or For the Six Months Ended
	June 30,
	2025	2024
Beginning balance, at the lower of cost or fair value	$9,204	$17,176
Additions	732	1,393
Sales	—	(7,953)
MSRs amortized	(1,255)	(1,225)
Impairment of MSRs	(29)	(39)
Ending balance, at the lower of cost or fair value	$8,652	$9,352

The fair value of the MSRs’ assets was $20.5 million and $21.0 million at  June 30, 2025 and December 31, 2024, respectively.  Fair value adjustments to MSRs are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates.  A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

The following table provides valuation assumptions used in determining the fair value of MSRs at the dates indicated:

	At June 30,	At December 31,
Key assumptions:	2025	2024
Weighted average discount rate	9.6%	10.2%
Conditional prepayment rate (“CPR”)	9.2%	8.3%
Weighted average life in years	7.6	7.9

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

	June 30,	December 31,
	2025	2024
Aggregate portfolio principal balance	$1,630,975	$1,632,141
Weighted average rate of loans in MSRs portfolio	4.3%	4.2%

At June 30, 2025	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	9.2%	12.1%	16.1%
Fair value MSRs	$20,464	$19,032	$17,552
Percentage of MSRs	1.3%	1.2%	1.1%

Discount rate	9.6%	10.1%	10.6%
Fair value MSRs	$20,464	$20,022	$19,598
Percentage of MSRs	1.3%	1.2%	1.2%

At December 31, 2024	Base	0.5% Adverse Rate Change	1.0% Adverse Rate Change
Conditional prepayment rate	8.3%	10.1%	12.7%
Fair value MSRs	$21,043	$20,127	$19,067
Percentage of MSRs	1.2%	1.2%	1.1%

Discount rate	10.2%	10.7%	11.2%
Fair value MSRs	$21,043	$20,587	$20,149
Percentage of MSRs	1.3%	1.3%	1.2%

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

The Company recorded $1.1 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for both the three months ended June 30, 2025 and 2024, and $2.2 million and $2.5 million for the six months ended  June 30, 2025 and 2024, respectively. The income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

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

Cash Flow Hedges

The Company has entered into interest rate swaps to reduce the exposure to variability in interest-related cash outflows attributable to changes in forecasted Secured Overnight Financing Rate (“SOFR”) based brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the SOFR portion of the series of future adjustable-rate borrowings and deposits over the term of the interest rate swap.  Accordingly, changes to the amount of interest payment cash flows for the hedged transactions attributable to a change in credit risk are excluded from management’s assessment of hedge effectiveness. The Company tests for hedging effectiveness on a quarterly basis. The accumulated other comprehensive income is subsequently reclassified into earnings in the period that the hedged forecasted transaction effects earnings. The Company has not recorded any hedge ineffectiveness since inception.

The Company expects that approximately $563,000 will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
June 30, 2025
Investment securities (1)	$57,641	$2,359
Total	$57,641	$2,359

December 31, 2024
Investment securities (1)	$55,701	$4,299
Total	$55,701	$4,299

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $185.0 million; the cumulative basis adjustments associated with these hedging relationships was $2.4 million; and the amount of the designated hedged items was $60.0 million.  At  December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $189.0 million; the cumulative basis adjustment associated with these hedging relationships was $4.3 million; and the amount of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	June 30, 2025
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$300,000	$2,614	$633
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	26,944	409	—
Mandatory and best effort forward commitments with investors	25,355	—	162
Forward TBA mortgage-backed securities	48,000	—	394
Interest rate swaps - customer swap positions	716	—	41
Interest rate swaps - dealer offsets to customer swap positions	716	42	—

	December 31, 2024
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$340,000	$7,244	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	16,905	103	—
Mandatory and best effort forward commitments with investors	6,829	31	—
Forward TBA mortgage-backed securities	31,000	180	—
Interest rate swaps - customer swap positions	716	—	61
Interest rate swaps - dealer offsets to customer swap positions	716	62	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Interest Expense Deposits and Borrowings	Interest Income Securities	Interest Expense Deposits and Borrowings	Interest Income Securities
Total amounts presented on the Consolidated Statements of Income	$16,105	$3,665	$15,053	$3,534
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	$—	$1,548	$—	$(163)
Recognized on derivatives designated as hedging instruments	—	(1,548)	—	163
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	245	—	421
Net income recognized on fair value hedges	$—	$245	$—	$421
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from accumulated other comprehensive loss into net income	$711	$—	$1,148	$—
Net income recognized on cash flow hedges	$711	$—	$1,148	$—

	Six Months Ended June 30,
	2025		2024
	Interest		Interest
	Expense	Interest	Expense	Interest
	Deposits and	Income	Deposits and	Income
	Borrowings	Securities	Borrowings	Securities
Total amounts presented on the Consolidated Statements of Income	$31,426	$7,150	$29,102	$7,417
Net gains (losses) on fair value hedging relationships:
Interest rate swaps - securities
Recognized on hedged items	$—	$1,940	$—	$(1,388)
Recognized on derivatives designated as hedging instruments	—	(1,940)	—	1,388
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	542	—	839
Net income recognized on fair value hedges	$—	$542	$—	$839
Net gain on cash flow hedging relationships:
Interest rate swaps - brokered deposits and borrowings
Realized gains (pre-tax) reclassified from accumulated other comprehensive loss into net income	$1,285	$—	$2,870	$—
Net income recognized on cash flow hedges	$1,285	$—	$2,870	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in net gains of $197,000 and $19,000 for the three months ended June 30, 2025 and 2024, and net gains of $269,000 and $201,000 for the six months ended June 30, 2025 and 2024, respectively.

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

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Net Amount
At June 30, 2025
Interest rate swaps	$2,843	$187	$2,656	$—	$—	$2,656

At December 31, 2024
Interest rate swaps	$7,844	$538	$7,306	$—	$740	$6,566

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Liabilities Presented in	in the Consolidated Balance Sheets
	of Recognized	Consolidated	the Consolidated	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Balance Sheets	Balance Sheets	Instruments	Posted	Net Amount
At June 30, 2025
Interest rate swaps	$732	$100	$632	$—	$370	$262

At December 31, 2024
Interest rate swaps	$—	$—	$—	$—	$—	$—

Credit Risk–Related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At June 30, 2025, the Company had no collateral posted due to this provision.  Receivables related to cash collateral that has been paid to counterparties is included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 6 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment.  At  June 30, 2025, these leases have remaining terms ranging from one month to ten years, with some including options to extend for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
Lease cost:	2025	2024
Operating lease cost	$496	$475
Short-term lease cost	8	2
Total lease cost	$504	$477

	Six Months Ended June 30,
Lease cost:	2025	2024
Operating lease cost	$964	$949
Short-term lease cost	15	5
Total lease cost	$979	$954

The following table provides supplemental information related to operating leases at or for the three and six months ended June 30, 2025 and 2024:

	At or For the Three months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$505	$490
Weighted average remaining lease term- operating leases (in years)	4.7	3.7
Weighted average discount rate- operating leases	3.69%	2.99%

	At or For the Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$988	$980
Weighted average remaining lease term- operating leases (in years)	4.7	3.7
Weighted average discount rate- operating leases	3.69%	2.99%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at  June 30, 2025 for future periods are as follows:

Remainder of 2025	$1,092
2026	2,173
2027	1,891
2028	1,158
2029	1,039
Thereafter	1,978
Total lease payments	9,331
Less imputed interest	(1,193)
Total	$8,138

NOTE 7 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	June 30,	December 31,
	2025	2024
Noninterest-bearing checking	$643,573	$627,679
Interest-bearing checking (1)	211,260	176,561
Savings	159,601	154,188
Money market (2)	350,799	341,615
Certificates of deposit less than $100,000 (3)	581,984	440,257
Certificates of deposit of $100,000 through $250,000	437,474	455,594
Certificates of deposit greater than $250,000	158,188	133,045
Escrow accounts related to mortgages serviced (4)	10,496	10,479
Total	$2,553,375	$2,339,418

(1)	Includes $30.0 million of brokered deposits at June 30, 2025 and none at December 31, 2024.
(2)	Includes $251,000 and $279,000 of brokered deposits at June 30, 2025 and December 31, 2024, respectively.
(3)	Includes $280.8 million and $143.1 million of brokered deposits at June 30, 2025 and December 31, 2024, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at June 30, 2025 for future periods ending are as follows:

Maturing in 2025	$756,492
Maturing in 2026	368,705
Maturing in 2027	35,342
Maturing in 2028	11,389
Maturing in 2029 and thereafter	5,718
Total	$1,177,646

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest-bearing checking	$855	$555	$1,566	$1,339
Savings and money market	2,045	1,951	3,970	3,612
Certificates of deposit	11,620	10,746	22,042	21,183
Total	$14,520	$13,252	$27,578	$26,134

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	June 30,	December 31,
CRE LOANS	2025	2024
CRE owner occupied	$2,123	$1,132
Commercial and speculative construction and development	169,124	135,006
Multi-family	7,247	5,876
Total CRE loans	178,494	142,014
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	30,248	23,138
Home equity	100,529	97,358
Residential custom construction	35,756	39,125
Total residential real estate loans	166,533	159,621
CONSUMER LOANS	29,169	28,566
COMMERCIAL BUSINESS LOANS
C&I	161,805	174,292
Warehouse lending	47,297	53,978
Total commercial business loans	209,102	228,270
Total commitments to extend credit	$583,298	$558,471

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed. The Company’s ACL – unfunded loan commitments at June 30, 2025 and December 31, 2024 was $1.6 million and $1.4 million, respectively. The Company recorded a provision for credit losses – unfunded loan commitments of $151,000 and $217,000 for the three and six months ended  June 30, 2025, respectively, as compared to $77,000 and $54,000 for the three and six months ended June 30, 2024, respectively.

A portion of the one-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated reserve.  The Company's derivative positions are presented with the discussion in “Note 5 – Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through June 30, 2025, total loans serviced on behalf of the FHLB of Des Moines were $8.5 million with the FLA totaling $581,000 and the CE obligation at $389,000 or 4.6% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At both June 30, 2025 and December 31, 2024, there were no loans sold and serviced on behalf of the FHLB of Des Moines that were greater than 90 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.8 million and $2.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at June 30, 2025 and December 31, 2024, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at June 30, 2025.

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

Loans Receivable – Certain residential mortgage loans were initially originated for sale with the fair value option elected; after origination, these loans were transferred to loans held for investment. As of June 30, 2025 and December 31, 2024, there were $13.2 million and $12.7 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale, at fair value to loans held for investment. The aggregate unpaid principal balance of these loans was $14.1 million and $13.8 million as of June 30, 2025 and December 31, 2024, respectively. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the three months ended  June 30, 2025, the Company recorded a net increase in fair value of $3,000, as compared to a net increase in fair value of $184,000, for the three months ended  June 30, 2024.   For the six months ended  June 30, 2025 and 2024, the Company recorded a net increase in fair value of $266,000 and $186,000, respectively.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At June 30, 2025
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,695	$—	$17,695
Corporate securities	—	15,359	—	15,359
Municipal bonds	—	68,522	—	68,522
Mortgage-backed securities	—	190,516	—	190,516
Asset-backed securities	—	10,600	—	10,600
Mortgage loans held for sale, at fair value	—	53,630	—	53,630
Loans receivable, at fair value	—	13,240	—	13,240
Derivatives:
Interest rate lock commitments with customers	—	—	409	409
Interest rate swaps - cash flow and fair value hedges	—	2,614	—	2,614
Interest rate swaps - dealer offsets to customer swap positions	—	42	—	42
Total assets measured at fair value	$—	$372,218	$409	$372,627
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(41)	$—	$(41)
Interest rate swaps - cash flow and fair value hedges	—	(633)	—	(633)
Mandatory and best effort forward commitments with investors	—	—	(162)	(162)
Forward TBA mortgage-backed securities	—	(394)	—	(394)
Total liabilities measured at fair value	$—	$(1,068)	$(162)	$(1,230)

Financial Assets	At December 31, 2024
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,138	$—	$17,138
Corporate securities	—	15,126	—	15,126
Municipal bonds	—	70,344	—	70,344
Mortgage-backed securities	—	167,186	—	167,186
Asset-backed securities	—	11,381	—	11,381
Mortgage loans held for sale, at fair value	—	27,835	—	27,835
Loans receivable, at fair value	—	12,728	—	12,728
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	31	31
Interest rate lock commitments with customers	—	—	103	103
Forward TBA mortgage-backed securities	—	180	—	180
Interest rate swaps- cash flow and fair value hedges	—	7,244	—	7,244
Interest rate swaps - dealer offsets to customer swap positions	—	62	—	62
Total assets measured at fair value	$—	$329,224	$134	$329,358
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(61)	$—	$(61)
Total liabilities measured at fair value	$—	$(61)	$—	$(61)

The following tables present financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at June 30, 2025 and  December 31, 2024. Level 3 assets recorded at fair value on a nonrecurring basis included loans for which a partial charge-off was recorded based on the fair value of collateral.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$1,388	$1,388
MSRs	—	—	20,464	20,464

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$1,130	$1,130
MSRs	—	—	21,043	21,043

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Rate
Fair Value	Valuation	Unobservable		June 30,	December 31,
Instruments	Techniques	Inputs	Range	2025	2024
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	89.7%	94.0%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	89.7%	94.0%
NONRECURRING
Collateral dependent loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 25%	—%	—%
MSRs	Industry sources	Pre-payment speeds	0% - 50%	9.2%	8.3%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2025	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$439	$1,099	$(1,129)	$409	$(30)	$—
Individual forward sale commitments with investors	(60)	(169)	67	(162)	(102)	—
June 30, 2024
Interest rate lock commitments with customers	$251	$693	$(566)	$378	$127	$—
Individual forward sale commitments with investors	(73)	36	(279)	(316)	(243)	—

		Purchases			Net change in	Net change in
Six Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2025	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$103	$2,240	$(1,934)	$409	$306	$—
Individual forward sale commitments with investors	31	(253)	60	(162)	(193)	—
June 30, 2024
Interest rate lock commitments with customers	$329	$1,658	$(1,609)	$378	$49	$—
Individual forward sale commitments with investors	(188)	21	(149)	(316)	128	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	June 30, 2025		December 31, 2024
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$33,195	$33,195	$31,635	$31,635
Certificates of deposit at other financial institutions	248	248	1,727	1,727
Level 2 inputs:
Securities available-for-sale, at fair value	302,692	302,692	281,175	281,175
Securities held-to-maturity, gross	31,782	31,776	8,500	8,144
Loans held for sale, at fair value	53,630	53,630	27,835	27,835
Forward TBA mortgage-backed securities	—	—	180	180
Loans receivable, at fair value	13,240	13,240	12,728	12,728
Interest rate swaps - cash flow and fair value hedges	2,614	2,614	7,244	7,244
Interest rate swaps - dealer offsets to customer swap positions	42	42	62	62
Level 3 inputs:
Loans receivable, gross	2,601,221	2,480,330	2,521,093	2,385,213
MSRs, held at lower of cost or fair value	8,652	20,464	9,204	21,043
Mandatory and best effort forward commitments with investors	—	—	31	31
Fair value interest rate locks with customers	409	409	103	103
Financial Liabilities
Level 2 inputs:
Time deposits	1,177,646	1,175,427	1,028,896	1,024,663
Borrowings	234,305	232,645	307,806	307,408
Subordinated notes, excluding unamortized debt issuance costs	50,000	48,745	50,000	45,504
Interest rate swaps - cash flow and fair value hedges	633	633	—	—
Forward TBA mortgage-backed securities	162	162	—	—
Interest rate swaps - customer swap positions	41	41	61	61
Level 3 inputs:
Mandatory and best effort forward commitments with investors	394	394	—	—

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Numerator (Dollars in thousands, except per share amounts):	2025	2024	2025	2024
Net income	$7,728	$8,959	$15,749	$17,356
Dividends and undistributed earnings allocated to participating securities	(133)	(138)	(319)	(270)
Net income available to common shareholders	$7,595	$8,821	$15,430	$17,086
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,580,576	7,688,246	7,637,958	7,664,368
Dilutive shares	117,597	108,007	113,928	114,354
Diluted weighted average common shares outstanding	7,698,173	7,796,253	7,751,886	7,778,722
Basic earnings per share	$1.00	$1.15	$2.02	$2.23
Diluted earnings per share	$0.99	$1.13	$1.99	$2.20
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	—	37,949	—	33,000

NOTE 11 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At June 30, 2025, there were 190,432 stock option awards and 38,372 RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $526,000 and $1.0 million for the three and six months ended  June 30, 2025, and $389,000 and $784,000 for the three and six months ended  June 30, 2024, respectively.

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

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Value
Outstanding at January 1, 2025	537,901	$31.55	6.75	$5,187,207
Granted	—	—	—	—
Less exercised	—	—	—	—
Outstanding at June 30, 2025	537,901	$31.55	6.25	$4,409,702

Expected to vest, assuming a 0.31% annual forfeiture rate at, June 30, 2025 (1)	528,236	$31.47	6.22	4,363,561

Exercisable at June 30, 2025	296,643	$29.55	5.08	$2,918,616

(1)	Forfeiture rate has been calculated and estimated, based on historical employment data, to assume a forfeiture of 3.1% of the options over 10 years.

At June 30, 2025, there was $1.5 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the value of the market price of FS Bancorp’s common stock on the grant date and compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares granted under the 2018 Plan generally vest over a one- or two-year period for non-employee directors and a five-year period for employees and officers beginning on the grant date. Any nonvested RSAs will be forfeited in the event of the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2025	103,063	$35.05
Granted	—	—
Less vested	—	—
Nonvested at June 30, 2025	103,063	$35.05

At June 30, 2025, there was $2.5 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as “well capitalized”. At June 30, 2025, the Bank was categorized as “well capitalized” under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at June 30, 2025, that the Bank met all capital adequacy requirements.

The following tables compare the Bank’s actual capital amounts and ratios to their minimum regulatory capital requirements and well capitalized regulatory capital at the dates indicated:

								To be Well Capitalized
					For Capital			Under Prompt
			For Capital		Adequacy With			Corrective
	Actual		Adequacy Purposes		Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At June 30, 2025
Total risk-based capital (to risk-weighted assets)	$383,094	14.06%	$218,023	8.00%		$286,156	10.50%	$272,529	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	$349,058	12.81%	$163,517	6.00%		$231,650	8.50%	$218,023	8.00%
Tier 1 leverage capital (to average assets)	$349,058	11.18%	$124,895	4.00%	$	N/A	N/A	$156,119	5.00%
CET 1 capital (to risk-weighted assets)	$349,058	12.81%	$122,638	4.50%		$190,770	7.00%	$177,144	6.50%

At December 31, 2024
Total risk-based capital (to risk-weighted assets)	$368,953	14.18%	$208,174	8.00%		$273,228	10.50%	$260,218	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	$336,416	12.93%	$156,131	6.00%		$221,185	8.50%	$208,174	8.00%
Tier 1 leverage capital (to average assets)	$336,416	11.24%	$119,741	4.00%	$	N/A	N/A	$149,676	5.00%
CET 1 capital (to risk-weighted assets)	$336,416	12.93%	$117,098	4.50%		$182,152	7.00%	$169,141	6.50%

In addition to the minimum CET 1, Tier 1, total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels.  Failure to maintain the required buffer could result in limitations on the Bank's ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income.  At June 30, 2025, the Bank’s capital exceeded the conservation buffer.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with $3.0 billion or more in assets are subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of  June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following  March. As the Company was under $3.0 billion in assets as of  June 30, 2024, the Company was still considered a small holding company as of  June 30, 2025 despite total assets exceeding $3.0 billion.

The following table presents the Company's regulatory capital ratios at the dates indicated:

	At June 30,	At December 31,
Company Only	2025	2024
Total risk-based capital (to risk-weighted assets)	14.14%	14.53%
Tier 1 risk-based capital (to risk-weighted assets)	11.06%	11.36%
Tier 1 leverage capital (to average assets)	9.65%	9.87%
CET 1 capital (to risk-weighted assets)	11.06%	11.36%

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

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At June 30, 2025, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as loans held for investment. A majority of these mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or the FHLB of Des Moines, while the Company generally retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration (“FHA”), US Department of Veterans Affairs (“VA”), and United States Department of Agriculture (“USDA”) are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSRs portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family MSRs within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds. Noninterest expense includes allocated overhead expense from general corporate activities. Allocation is determined based on a combination of segment assets and FTEs.  For the three and six months ended June 30, 2025 and 2024, the Home Lending segment included allocated overhead expenses of $1.8 million and $3.7 million, compared to $1.5 million and $3.0 million, respectively.

Segment Financial Results

Accounting policies for segments are consistent with those described in “Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.”  Segment performance is evaluated using net income.  Indirect expenses are allocated based on segment assets and full-time equivalent employees (“FTEs”).  Transactions among segments are made at fair value.  Information reported internally for performance assessment by the CFO follows, inclusive of reconciliations of significant segment totals to the financial statements at or for the three and six months ended June 30, 2025 and 2024:

	At or For the Three Months Ended June 30, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$36,083	$8,955	$45,038
Interest income - other interest earnings assets	3,665	—	3,665
Total interest income by segment	39,748	8,955	48,703

Gain on sale of loans	—	1,972	1,972
Other income	2,623	575	3,198
Intersegment income	(325)	325	—
Total noninterest income by segment	2,298	2,872	5,170

Total income by segment	42,046	11,827	53,873

Expense:
Interest expense - deposits	14,518	2	14,520
Interest expense - borrowings	1,585	—	1,585
Interest expense - subordinated note	385	101	486
Interest expense - intersegment	(5,919)	5,919	—
Total interest expense by segment	10,569	6,022	16,591

Provision for credit losses by segment	1,849	172	2,021

Salaries and benefits	7,869	1,986	9,855
Overhead allocation	6,185	1,829	8,014
Other segment items (1)	6,260	1,373	7,633
Total noninterest expense by segment	20,314	5,188	25,502

Income before provision for income taxes by segment	9,314	445	9,759
Provision for income taxes by segment	1,938	93	2,031
Net income by segment	$7,376	$352	$7,728

Other segment disclosures:
Segment assets	$2,494,452	$681,561	$3,176,013
FTEs	452	115	567

	At or For the Three Months Ended June 30, 2024
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$34,757	$7,649	$42,406
Interest income - other interest earnings assets	3,534	—	3,534
Total interest income by segment	38,291	7,649	45,940

Gain on sale of loans	—	2,463	2,463
Gain on sale of investments	151	—	151
Other income	2,408	846	3,254
Intersegment income	(290)	290	—
Total noninterest income by segment	2,269	3,599	5,868

Total income by segment	40,560	11,248	51,808

Expense:
Interest expense - deposits	13,250	2	13,252
Interest expense - borrowings	1,801	—	1,801
Interest expense - subordinated note	389	97	486
Interest expense - intersegment	(5,200)	5,200	—
Total interest expense by segment	10,240	5,299	15,539

Provision for credit losses by segment	1,214	(137)	1,077

Salaries and benefits	7,512	2,077	9,589
Overhead allocation	5,197	1,510	6,707
Other segment items (1)	6,334	1,227	7,561
Total noninterest expense by segment	19,043	4,814	23,857

Income before provision for income taxes by segment	10,063	1,272	11,335
Provision for income taxes by segment	2,113	263	2,376
Net income by segment	$7,950	$1,009	$8,959

Other segment disclosures:
Segment assets	$2,335,935	$605,442	$2,941,377
FTEs	450	121	571

	At or For the Six Months Ended June 30, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$71,011	$17,329	$88,340
Interest income - other interest earnings assets	7,150	—	7,150
Total interest income by segment	78,161	17,329	95,490

Gain on sale of loans	—	3,672	3,672
Other income	5,195	1,429	6,624
Intersegment income	(652)	652	—
Total noninterest income by segment	4,543	5,753	10,296

Total income by segment	82,704	23,082	105,786

Expense:
Interest expense - deposits	27,574	4	27,578
Interest expense - borrowings	3,848	—	3,848
Interest expense - subordinated note	771	200	971
Interest expense - intersegment	(11,617)	11,617	—
Total interest expense by segment	20,576	11,821	32,397

Provision for credit losses by segment	3,170	443	3,613

Salaries and benefits	15,539	4,258	19,797
Overhead allocation	11,562	3,653	15,215
Other segment items (1)	13,388	2,156	15,544
Total noninterest expense by segment	40,489	10,067	50,556

Income before provision for income taxes by segment	18,469	751	19,220
Provision for income taxes by segment	3,314	157	3,471
Net income by segment	$15,155	$594	$15,749

Other segment disclosures:
Segment assets	$2,494,452	$681,561	$3,176,013
FTEs	452	115	567

	At or For the Six Months Ended June 30, 2024
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$68,847	$14,556	$83,403
Interest income - other interest earnings assets	7,417	—	7,417
Total interest income by segment	76,264	14,556	90,820

Gain on sale of loans	—	4,301	4,301
Gain on sale of MSRs	7,359	856	8,215
Loss on sale of investment securities	(7,847)	—	(7,847)
Other income	4,623	1,687	6,310
Intersegment income	527	(527)	—
Total noninterest income by segment	4,662	6,317	10,979

Total income by segment	80,926	20,873	101,799

Expense:
Interest expense - deposits	26,130	4	26,134
Interest expense - borrowings	2,968	—	2,968
Interest expense - subordinated note	783	188	971
Interest expense - intersegment	(9,754)	9,754	—
Total interest expense by segment	20,127	9,946	30,073

Provision for credit losses by segment	2,465	11	2,476

Salaries and benefits	15,093	4,088	19,181
Overhead allocation	10,238	3,035	13,273
Other segment items (1)	12,720	2,212	14,932
Total noninterest expense by segment	38,051	9,335	47,386

Income before provision for income taxes by segment	20,283	1,581	21,864
Provision for income taxes by segment	4,182	326	4,508
Net income by segment	$16,101	$1,255	$17,356

Other segment disclosures:
Segment assets	$2,335,935	$605,442	$2,941,377
FTEs	450	121	571

(1)	Other segment items include operations, occupancy, data processing, loan costs, professional and board fees, marketing and advertising, and (recovery) impairment of MSRs.

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  June 30, 2025, and December 31, 2024, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in the branch purchase on February 24, 2023 (“Branch Acquisition”), and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2024, and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of June 30, 2025, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended  December 31, 2024, and the six months ended June 30, 2025.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2023	$24,928	$(7,585)	$17,343
Amortization	—	(3,633)	(3,633)
Balance, December 31, 2024	24,928	(11,218)	13,710
Amortization	—	(1,639)	(1,639)
Balance, June 30, 2025	$24,928	$(12,857)	$12,071

The CDI represents the fair value assigned to the intangible core deposit base acquired in business combinations. The CDI from the Branch Acquisition is being amortized on an accelerated basis over 10 years, while the CDI from the Anchor Bank acquisition (completed in  November 2018) is being amortized on a straight-line basis over 10 years.  Amortization expense was $809,000 and $1.6 million for the three and six months ended June 30, 2025, compared to $919,000 and $1.9 million for the same periods in 2024, respectively.

Amortization expense for CDI is expected to be as follows at June 30, 2025:

Remainder of 2025	$1,553
2026	2,845
2027	2,500
2028	2,110
2029	1,283
Thereafter	1,780
Total	$12,071

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	adverse impacts to economic conditions in our local markets or other markets where we have lending relationships, or other aspects of the Company's business operations;
●	effects of employment levels, labor shortages, persistent inflation, recessionary pressures or slowing economic growth;
●

changes in interest rate levels and the duration of such changes, including action by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;

●	the impact of inflation and monetary and fiscal policy response thereto, and their impact on consumer behavior;
●	geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors;
●	the effects of a federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
●	credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses (“ACL”), and provision for credit losses;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in loan demand, unsold homes, and land and in property values;
●	staffing fluctuations in response to product demand or corporate implementation strategies;
●	use of estimates in determining the fair value of assets, which may prove incorrect;
●	increased competitive pressures among financial services companies;
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

●	our ability to control operating costs and expenses;
●	expectations regarding key growth initiatives and strategic priorities;
●	retention of key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	the ability to adapt to rapid technological changes, including advancement in artificial intelligence, digital banking, and cybersecurity;
●	legislation or regulatory changes including, but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;

●	our ability to pay dividends on our common stock;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
●	inability of key third-party service providers to perform their obligations to us;
●

effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest, and other external events;

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

At June 30, 2025, the Company's loan portfolio included commercial real estate loans, residential real estate loans, consumer loans, and commercial business loans representing 35.0%, 29.8%, 23.2%, and 12.0% of the portfolio, respectively.

Fixture secured loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large segment of the consumer loan portfolio. These fixture-secured consumer loans are dependent on the Company’s contractor/dealer network of 34 currently active fixture dealerships located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire. During the three months ended June 30, 2025, the Company originated 1,620 fixture-secured consumer loans with an aggregate total of $37.6 million. Five contractor/dealers accounted for 81.9% of the dollar volume funded in this category.  In addition, four states represented nearly three-quarters of the loan originations: Washington, Oregon, California, and Idaho with 37.5%, 17.9%, 12.1%, and 7.1% of total loan volume, respectively.

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $193.3 million of one-to-four-family loans (which included loans held for sale, loans held for investment and fixed seconds) in addition to $6.0 million of loans brokered to other institutions through the home lending segment during the three months ended June 30, 2025, of which $127.1 million were sold to investors. Of the loans sold to investors, $40.9 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships.

For the three months ended June 30, 2025, one-to-four-family loan originations and refinancing activity decreased compared to the prior quarter as a result of economic volatility in the markets. Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, continues to be an important element in our total loan portfolio, and we continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically have a maturity period of six to 18 months, with disbursements not fully realized at origination, leading to a short-term reduction in net loans receivable.

The Company is affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs. Deposit flows are influenced by a number of factors, including interest rates paid on time deposits, other investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities include primarily deposits, including brokered deposits, borrowings, payments on loans, and income provided from operations.

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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Assets. Total assets increased $146.8 million to $3.18 billion at June 30, 2025, from $3.03 billion at December 31, 2024, primarily due to increases of $80.3 million in loans receivable, net, $25.8 million in loans held for sale, $23.1 million in securities held-to-maturity, and $21.5 million in securities available-for-sale, partially offset by a decrease of $4.0 million in FHLB stock funded by a combination of on-balance sheet liquidity and borrowings.

Loans receivable, net increased $80.3 million to $2.58 billion at June 30, 2025, compared to $2.50 billion at December 31, 2024.  CRE loans increased $44.8 million at June 30, 2025, compared to December 31, 2024, and reflects increases of $19.9 million in commercial and speculative construction and development loans, $18.0 million in multi-family loans, and $9.9 million in CRE owner occupied loans, partially offset by a decrease of $2.9 million in CRE non-owner occupied loans.  Residential real estate loans increased $37.1 million for the same time periods, driven by increases in one-to-four-family loans (excluding loans held for sale) of $22.6 million, home equity of $10.5 million, and residential custom construction of $4.1 million. Total undisbursed construction and development loan commitments increased $30.8 million to $204.9 million at June 30, 2025, as compared to $174.1 million at December 31, 2024.  Commercial business loans increased $12.6 million at June 30, 2025, compared to December 31, 2024, due to increases in C&I loans of $7.5 million and $5.0 million in warehouse lending. Consumer loans decreased $13.9 million at June 30, 2025, compared to December 31, 2024, primarily due to decreases of $11.6 million in indirect home improvement loans and $2.2 million in marine loans. Loan growth was concentrated in construction and development, residential real estate, and multi-family loan segments, reflecting sustained demands in those markets, while consumer balances, primarily in indirect home improvement loans declined during the period as the Company continued to manage indirect exposures.

Loans held for sale, consisting of one-to-four-family loans, increased $25.8 million to $53.6 million at June 30, 2025, from $27.8 million at December 31, 2024. The Company continues to invest in its home lending operations and strategically manage production capacity in the markets we serve.

One-to-four-family loan originations for the six months ended June 30, 2025, included $204.6 million of loans originated for sale, $109.7 million of portfolio loans including first and second liens, and $10.0 million of loans brokered to other institutions.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Six Months Ended June 30,
	2025		2024
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$290,737	84.3%	$329,292	90.5%	$(38,555)	(11.7)%
Refinance	53,983	15.7	34,545	9.5	19,438	56.3%
Total	$344,720	100.0%	$363,837	100.0%	$(19,117)	(5.3)%

During the six months ended June 30, 2025, the Company sold $219.0 million of one-to-four-family loans, compared to $258.4 million for the same period one year ago. The decrease in loan sales reflects a more competitive market environment and lower purchase volume, partially offset by higher refinance activity.  The Company remains focused on managing loan production capacity and maintaining a pipeline consistent with market demand.  Gross margin on home loan sales was 3.14% for both the six months ended June 30, 2025 and 2024. Gross margin is defined as the margin on loans sold without the impact of deferred loan costs.

The ACL on loans totaled $32.2 million, or 1.23% of gross loans receivable (excluding loans held for sale), at June 30, 2025, compared to $31.9 million, or 1.26% at December 31, 2024. The ACL on unfunded loan commitments increased $217,000 to $1.6 million at  June 30, 2025, from $1.4 million at  December 31, 2024. The most significant qualitative factor change was an increase in qualitative reserves, driven by higher levels of nonaccrual loans and shifts in delinquency trends.   Total loans 30 days or more past due were $20.7 million, or 0.79% of total loans, at  June 30, 2025, compared to $22.2 million, or 0.88%, at  December 31, 2024.  Although total past due loans declined slightly, loans 90 days or more past due increased to $14.8 million from $11.1 million, primarily due to the migration of certain construction and development CRE loans into later-stage delinquency.  Nonaccrual loans rose to $19.0 million from $13.6 million over the same period.  The increase was primarily concentrated in construction and development CRE loans, which increased to $9.1 million from $5.0 million, and in the consumer portfolio, where nonaccrual loans increased to $3.9 million from $2.0 million, led by indirect home improvement loans.  Loan growth of 3.2% during the period also contributed to a higher required allowance under CECL.  As a result, management increased qualitative reserves to address the higher risk of loss, particularly in the consumer and construction portfolios.  The coverage ratio of the ACL on loans to nonperforming loans was 169.4% at  June 30, 2025, compared to 234.3%, at  December 31, 2024, reflecting the increase in nonaccrual balances discussed above.

Classified loans, all of which were classified as substandard, totaled $24.9 million at  June 30, 2025, compared to $22.9 million at  December 31, 2024. Nonperforming loans, consisting solely of nonaccrual loans, increased $5.4 million to $19.0 million at  June 30, 2025, from $13.6 million at  December 31, 2024, primarily due to increases in nonperforming commercial and speculative construction and development loans of $4.1 million, nonperforming indirect home improvement loans of $1.7 million, and nonperforming one-to-four-family loans of $1.6 million, partially offset by decreases in nonperforming commercial business loans of $1.6 million and nonperforming commercial real estate loans of $725,000.  The ratio of nonperforming loans to total gross loans was 0.73% at June 30, 2025, compared to 0.54% at  December 31, 2024. Management increased qualitative reserves during the period to address migration of certain credits to later-state delinquency categories and higher nonaccrual balances, as discussed above.

Liabilities. Total liabilities increased $145.4 million to $2.88 billion at June 30, 2025, from $2.73 billion at December 31, 2024, primarily due to an increase of $214.0 million in deposits, offset by a decrease of $73.5 million in borrowings. The loan-to-deposit ratio was approximately 101.1% at June 30, 2025, compared to approximately 106.9% at December 31, 2024, reflecting the mix shift toward deposits, particularly brokered CDs, to fund asset growth and reduce wholesale borrowings.

Total deposits increased $214.0 million to $2.55 billion at June 30, 2025, from $2.34 billion at December 31, 2024, reflecting increases in all deposit categories. Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) increased $50.6 million to $865.3 million at June 30, 2025, from $814.7 million at December 31, 2024, due to increases of $34.7 million in interest-bearing checking, $15.9 million in noninterest-bearing checking and $17,000 in escrow accounts related to mortgages serviced. Money market and savings accounts increased $14.6 million to $510.4 million at June 30, 2025, from $495.8 million at December 31, 2024.

CDs, which include both retail and non-retail CDs, increased $148.8 million to $1.18 billion at June 30, 2025, from $1.03 billion at December 31, 2024.  Retail CDs increased $17.2 million to $891.4 million at June 30, 2025, from $874.1 million at December 31, 2024, while non-retail CDs, which include brokered CDs, online CDs and public funds CDs increased $131.5 million to $286.3 million, compared to $154.8 million at December 31, 2024. The increase in non-retail CDs was primarily due to an increase of $137.7 million in brokered CDs. Non-retail CDs represented 24.3% and 15.0% of total CDs at June 30, 2025 and December 31, 2024, respectively. The increase in non-retail CDs aligns with the Company's strategy to manage interest rate risk and liquidity by accessing larger, diversified funding sources at competitive rates, which were only slightly higher than local market rates, and to pay down higher cost borrowings.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2025	2024
Noninterest-bearing checking	$643,573	$627,679
Interest-bearing checking (1)	211,260	176,561
Savings	159,601	154,188
Money market (2)	350,799	341,615
CDs less than $100,000 (3)	581,984	440,257
CDs of $100,000 through $250,000	437,474	455,594
CDs greater than $250,000 (4)	158,188	133,045
Escrow accounts related to mortgages serviced (5)	10,496	10,479
Total	$2,553,375	$2,339,418

(1)	Includes $30.0 million of brokered deposits at June 30, 2025 and none at December 31, 2024.
(2)	Includes $251,000 and $279,000 of brokered deposits at June 30, 2025 and December 31, 2024, respectively.
(3)	Includes $280.8 million and $143.1 million of brokered CDs at June 30, 2025 and December 31, 2024, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $677.2 million or 26.5% of total deposits, at June 30, 2025, compared to approximately $652.7 million or 27.9% of total deposits at December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Borrowings decreased $73.5 million to $234.3 million at June 30, 2025, from $307.8 million at December 31, 2024.  The decreased borrowings reflect the paydown of these higher cost funds utilizing lower cost brokered deposits. At June 30, 2025, borrowings were comprised of $209.3 million of FHLB advances and $25.0 million of FRB borrowings.

Stockholders’ Equity. Total stockholders’ equity increased $1.4 million to $297.2 million at June 30, 2025, from $295.8 million at December 31, 2024.  The increase primarily reflects net income of $15.7 million, partially offset by share repurchases of $9.0 million, cash dividends paid totaling $4.3 million, and $1.0 million in equity award compensation. Additionally, the issuance of common stock under the employee stock purchase plan contributed $650,000, reflecting the issuance of 16,128 shares of Company common stock.  Stockholders' equity was also impacted by the increase in accumulated other comprehensive loss, net of tax of $2.7 million, primarily due to decreases in unrealized net gains on fair value and cash flow hedges of $4.2 million, net of tax, reflecting changes in market interest rates during the quarter, partially offset by an improvement in unrealized net losses on securities available-for-sale of $1.5 million, net of tax.

Book value per common share was $39.55 at June 30, 2025, compared to $38.26 at December 31, 2024.  The calculation of book value per share at June 30, 2025, was based on 7,515,480 common shares, derived by subtracting the 103,063 unvested restricted stock shares from the 7,618,543 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2024, was calculated based on 7,729,951 common shares, after deducting 103,063 unvested restricted stock shares from the 7,833,014 reported common shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

General. Net income was $7.7 million for the three months ended June 30, 2025, compared to $9.0 million for the three months ended June 30, 2024. The decrease was primarily due to a $1.6 million, or 6.9%, increase in noninterest expense, a $944,000, or 87.7%, increase in provision for loan losses, and a $698,000 decrease in total noninterest income, partially offset by a $1.7 million, or 5.6% increase in net interest income and a $345,000, or 14.5%, reduction in provision for income tax expense.

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

(Dollars in thousands)	For the Three Months Ended
	June 30, 2025			June 30, 2024
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,612,959	$45,038	6.91%	$2,511,326	$42,406	6.79%
Taxable AFS mortgage-backed securities (3)	202,328	1,969	3.90%	124,678	1,147	3.70%
Taxable AFS investment securities (3)(4)	53,014	541	4.09%	79,185	1,296	6.58%
Tax-exempt AFS investment securities (3)	77,363	442	2.29%	79,559	382	1.93%
Taxable HTM investment securities	21,401	308	5.77%	8,500	107	5.06%
FHLB stock	8,775	202	9.23%	7,040	154	8.80%
Interest-bearing deposits at other financial institutions	19,502	203	4.18%	41,613	448	4.33%
Total interest-earning assets	2,995,342	48,703	6.52%	2,851,901	45,940	6.48%
Noninterest-earning assets	121,018			95,930
Total assets	$3,116,360			$2,947,831
LIABILITIES
Savings and money market	$504,155	2,045	1.63%	$508,243	1,951	1.54%
Interest-bearing checking	199,178	855	1.72%	170,444	555	1.31%
Certificates of deposit	1,221,253	11,620	3.82%	1,116,279	10,746	3.87%
Borrowings	150,492	1,585	4.22%	140,964	1,801	5.14%
Subordinated notes	49,617	486	3.93%	49,550	486	3.94%
Total interest-bearing liabilities	2,124,695	16,591	3.13%	1,985,480	15,539	3.15%
Noninterest-bearing accounts	657,820			637,345
Other noninterest-bearing liabilities	32,700			41,785
Total liabilities	$2,815,215			$2,664,610
Net interest income		$32,112			$30,401
Net interest rate spread			3.39%			3.33%
Net earning assets	$870,647			$866,421
Net interest margin			4.30%			4.29%
Average interest-earning assets to average interest-bearing liabilities	140.98%			143.64%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.5 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $245,000 and $422,000 for the three months ended June 30, 2025 and 2024, respectively.

Net Interest Income. Net interest income increased $1.7 million to $32.1 million for the three months ended June 30, 2025, from $30.4 million for the three months ended June 30, 2024, primarily due to an increase in total interest income of $2.8 million, partially offset by an increase in total interest expense of $1.1 million. The $2.8 million increase in total interest income was primarily due to an increase of $2.6 million in interest income on loans receivable, including fees, driven primarily by a 12-basis point increase in the average yield earned on loans receivable as new loans were originated at higher rates and variable-rate loans repriced higher, and a higher average balance of loans outstanding. The $1.1 million increase in total interest expense was primarily the result of higher market interest rates and a shift in deposit mix from transactional accounts to higher cost brokered CDs.

Net interest margin (“NIM”) (annualized) increased one basis point to 4.30% for the three months ended June 30, 2025, from 4.29% for the same period the prior year. The change in NIM reflects the increase in yields earned on interest-earning assets, along with a slight improvement in funding cost.

Interest Income. Total interest income for the three months ended June 30, 2025, increased $2.8 million to $48.7 million, from $45.9 million for the three months ended June 30, 2024. The $2.8 million increase in total interest income was primarily due to an increase of $2.6 million in interest income on loans receivable, including fees, primarily as a result of net loan growth and variable rate loans repricing higher.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended June 30, 2025 and 2024:

(Dollars in thousands)	Three Months Ended June 30,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,612,959	6.91%	$2,511,326	6.79%	$2,632
Taxable AFS mortgage-backed securities (3)	202,328	3.90	124,678	3.70	822
Taxable AFS investment securities (3)(4)	53,014	4.09	79,185	6.58	(755)
Tax-exempt AFS investment securities (3)	77,363	2.29	79,559	1.93	60
Taxable HTM investment securities	21,401	5.77	8,500	5.06	201
FHLB stock	8,775	9.23	7,040	8.80	48
Interest-bearing deposits at other financial institutions	19,502	4.18	41,613	4.33	(245)
Total interest-earning assets	$2,995,342	6.52%	$2,851,901	6.48%	$2,763

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.5 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $245,000 and $422,000 for the three months ended June 30, 2025 and 2024, respectively.

Interest Expense. Total interest expense increased $1.1 million to $16.6 million for the three months ended June 30, 2025, from $15.5 million for the comparable quarter in 2024, primarily due to an increase of interest expense on deposits of $1.3 million. The higher deposit costs were a result of an increase in the average balance of deposits, partially offset by a decrease in the average interest paid. The increase in interest expense also reflects a strategic shift in deposit mix, with a higher proportion of CDs and interest-bearing checking accounts that carry higher interest rates in the current market.

The average cost of total interest-bearing deposits increased six basis points to 3.03%, for the three months ended June 30, 2025, compared to 2.97%, for the three months ended June 30, 2024. The average balance of total interest-bearing deposits increased $129.6 million to $1.92 billion for the three months ended June 30, 2025 and 2024, compared to $1.79 billion for the three months ended June 30, 2024. The increase in cost was primarily attributable due to a shift in deposit mix to higher cost certificates of deposits and increases in deposit cost for interest-bearing checking, savings and money markets accounts.

The average cost of total interest-bearing liabilities decreased two basis points to 3.13% for the three months ended June 30, 2025, from 3.15% for the three months ended June 30, 2024. The average cost of funds, which includes noninterest-bearing checking, increased one basis points to 2.39% for the three months ended June 30, 2025, from 2.38% for the three months ended June 30, 2024.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the three months ended June 30, 2025 and 2024:

(Dollars in thousands)	Three Months Ended June 30,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$504,155	1.63%	$508,243	1.54%	$94
Interest-bearing checking	199,178	1.72	170,444	1.31	300
Certificates of deposit	1,221,253	3.82	1,116,279	3.87	874
Borrowings	150,492	4.22	140,964	5.14	(216)
Subordinated note	49,617	3.93	49,550	3.94	—
Total interest-bearing liabilities	$2,124,695	3.13%	$1,985,480	3.15%	$1,052

Provision for Credit Losses. For the three months ended June 30, 2025, the provision for credit losses was $2.0 million, consisting of a $1.7 million provision for credit losses on loans, a $154,000 provision for held-to-maturity securities, and a $151,000 provision for credit losses on unfunded loan commitments, compared to $1.1 million provision for credit losses for the three months ended June 30, 2024, consisting of a $1.0 million provision for credit losses on loans and a $77,000 provision of the ACL on unfunded loan commitments. The provision for credit losses on loans reflects the increase in the loan portfolio, as well as an increase in nonperforming loans and higher net charge-offs.

During the three months ended June 30, 2025 and 2024, net loan charge-offs totaled $1.2 million.  The predominate changes in net charge-offs were a $718,000 decrease in commercial business loans, offset by a $707,000 increase in indirect home improvement loans. A decline in national and local economic conditions, as a result the effects of inflation, a recession or slowed economic growth, among other economic factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income decreased $698,000 to $5.2 million for the three months ended June 30, 2025, from $5.9 million for the three months ended June 30, 2024.  The decrease primarily reflects a $491,000 decrease in gain on sale of loans, resulting from a decrease of loans available for sale, as well as a $156,000 decrease in service charges and fee income, largely attributable to lower transaction volumes.  Additionally, the current quarter recorded no gain on sale of investment securities, compared to a gain of $151,000 in the prior-year period, reflecting no securities sales activity during the current quarter.  These declines were partially offset by modest increases in earnings on cash surrender value of bank-owned life insurance and other noninterest income.

Noninterest Expense. Noninterest expense was $25.5 million for the three months ended June 30, 2025, compared to $23.9 million for the three months ended June 30, 2024. The $1.6 million increase was primarily due to increases of $710,000 in salaries and benefits due to competitive wage adjustments and higher overall benefit costs, $305,000 in operations expense, and $267,000 in professional and board fees. Other contributors to the increase included higher FDIC insurance premiums and marketing expenses.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, weakened to 68.40% for the three months ended June 30, 2025, compared to 65.78% for the three months ended June 30, 2024, due to an increase in noninterest expense that outpaced total revenue growth.

Provision for Income Taxes. For the three months ended June 30, 2025, the Company recorded a provision for income taxes of $2.0 million, compared to $2.4 million for the three months ended June 30, 2024. The decrease in the income taxes provision was primarily due to a $1.6 million decrease in pre-tax income during the three months ended June 30, 2025, as compared to the same quarter last year.  The effective corporate income tax rates for the three months ended June 30, 2025 and 2024, were 20.8% and 21.0%, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

General. Net income was $15.7 million for the six months ended June 30, 2025, compared to $17.4 million for the six months ended June 30, 2024. The decrease was primarily due to a $3.2 million, or 6.7%, increase in noninterest expense and a $1.1 million, or 45.9%, increase in provision for credit losses, partially offset by a $2.3 million, or 3.9%, increase in net interest income and a $1.0 million, or 23.0%, reduction in provision for income tax expense.

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

(Dollars in thousands)	For the Six Months Ended
	June 30, 2025			June 30, 2024
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,586,598	$88,340	6.89%	$2,487,964	$83,403	6.74%
Taxable AFS mortgage-backed securities (3)	190,862	3,761	3.97%	119,738	2,123	3.57%
Taxable AFS investment securities (3)(4)	53,258	1,321	5.00%	86,958	2,756	6.37%
Tax-exempt AFS investment securities (3)	77,502	797	2.07%	100,721	983	1.96%
Taxable HTM investment securities	15,063	418	5.60%	8,500	215	5.09%
FHLB stock	10,353	477	9.29%	4,607	186	8.12%
Interest-bearing deposits at other financial institutions	17,840	376	4.25%	50,563	1,154	4.59%
Total interest-earning assets	2,951,476	95,490	6.52%	2,859,051	90,820	6.39%
Noninterest-earning assets	123,191			94,138
Total assets	$3,074,667			$2,953,189
LIABILITIES
Savings and money market	$500,047	3,970	1.60%	$507,514	3,612	1.43%
Interest-bearing checking	191,026	1,566	1.65%	179,711	1,339	1.50%
Certificates of deposit	1,154,461	22,042	3.85%	1,126,640	21,183	3.78%
Borrowings	184,377	3,848	4.21%	121,057	2,968	4.93%
Subordinated notes	49,608	971	3.95%	49,542	971	3.94%
Total interest-bearing liabilities	2,079,519	32,397	3.14%	1,984,464	30,073	3.05%
Noninterest-bearing accounts	660,805			647,214
Other noninterest-bearing liabilities	33,218			42,516
Total liabilities	$2,773,542			$2,674,194
Net interest income		$63,093			$60,747
Net interest rate spread			3.38%			3.34%
Net earning assets	$871,957			$874,587
Net interest margin			4.31%			4.27%
Average interest-earning assets to average interest-bearing liabilities	141.93%			144.07%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $2.7 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $542,000 and $839,000 for the six months ended June 30, 2025 and 2024, respectively.

Net Interest Income. Net interest income increased $2.3 million to $63.1 million for the six months ended June 30, 2025, from $60.7 million for the six months ended June 30, 2024, primarily due to an increase in total interest income of $4.7 million, partially offset by an increase in total interest expense of $2.3 million. The $4.7 million increase in total interest income was primarily due to an increase of $4.9 million in interest income on loans receivable, including fees, driven primarily by a 15-basis point increase in the average yield earned on loans receivable as new loans were originated at higher rates and variable-rate loans repriced higher, and a higher average balance of loans outstanding. The $2.3 million increase in total interest expense was primarily the result of higher market interest rates and a shift in deposit mix from transactional accounts to higher cost brokered CDs.

Net interest margin (“NIM”) (annualized) increased four basis point to 4.31% for the six months ended June 30, 2025, from 4.27% for the same period the prior year. The change in NIM reflects the increase in yields earned on interest-earning assets, along with higher average capital relative to the prior period.

Interest Income.  Total interest income for the six months ended June 30, 2025, increased $4.7 million to $95.5 million, from $90.8 million for the six months ended June 30, 2024. This increase was primarily due to an increase of $4.9 million in interest income on loans receivable, including fees, reflecting both net loan growth and the impact of variable-rate loans repricing higher.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended June 30, 2025 and 2024:

(Dollars in thousands)	Six Months Ended June 30,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,586,598	6.89%	$2,487,964	6.74%	$4,937
Taxable AFS mortgage-backed securities (3)	190,862	3.97	119,738	3.57	1,638
Taxable AFS investment securities (3)(4)	53,258	5.00	86,958	6.37	(1,435)
Tax-exempt AFS investment securities (3)	77,502	2.07	100,721	1.96	(186)
Taxable HTM investment securities	15,063	5.60	8,500	5.09	203
FHLB stock	10,353	9.29	4,607	8.12	291
Interest-bearing deposits at other financial institutions	17,840	4.25	50,563	4.59	(778)
Total interest-earning assets	$2,951,476	6.52%	$2,859,051	6.39%	$4,670

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $2.7 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $542,000 and $839,000 for the six months ended June 30, 2025 and 2024, respectively.

Interest Expense. Total interest expense increased $2.3 million to $32.4 million for the six months ended June 30, 2025, compared to $30.1 million for the same period in 2024, primarily due to an increase of interest expense on deposits of $1.4 million. The higher deposit costs were a result of both higher overall average balances and increased rates on deposit accounts.  The average cost of total interest-bearing deposits increased 11 basis points to 3.01%, for the six months ended June 30, 2025, compared to 2.90%, for the six months ended June 30, 2024. The average balance of total interest-bearing deposits increased $31.7 million to $1.85 billion for the six months ended June 30, 2025 and 2024, compared to $1.81 billion for the six months ended June 30, 2024.

Interest expense on borrowings increased by $880,000, primarily due to higher average balances, partially offset by a decline in borrowing rates.

The average cost of total interest-bearing liabilities increased nine basis points to 3.14% for the six months ended June 30, 2025, compared to 3.05% for the six months ended June 30, 2024. The average cost of funds, which includes noninterest-bearing checking, increased eight basis points to 2.38% for the six months ended June 30, 2025, from 2.30% for the six months ended June 30, 2024.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the six months ended June 30, 2025 and 2024:

(Dollars in thousands)	Six Months Ended June 30,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$500,047	1.60%	$507,514	1.43%	$358
Interest-bearing checking	191,026	1.65	179,711	1.50	227
Certificates of deposit	1,154,461	3.85	1,126,640	3.78	859
Borrowings	184,377	4.21	121,057	4.93	880
Subordinated note	49,608	3.95	49,542	3.94	—
Total interest-bearing liabilities	$2,079,519	3.14%	$1,984,464	3.05%	$2,324

Provision for Credit Losses. For the six months ended June 30, 2025, the provision for credit losses was $3.6 million, consisting of a $3.2 million provision for credit losses on loans, a $217,000 provision for credit losses on unfunded loan commitments, and a $175,000 provision for losses on held to maturity investments, compared to $2.5 million provision for credit losses for the six months ended June 30, 2024, consisting of a $2.4 million provision for credit losses on loans and a $54,000 provision for credit losses on unfunded loan commitments. The provision for credit losses on loans reflects the increase in the loan portfolio, as well as an increase in nonperforming loans and higher net charge-offs.

During the six months ended June 30, 2025, net loan charge-offs totaled $2.9 million, compared to $2.7 million during the six months ended June 30, 2024.  This increase was the result of increased net charge-offs of $1.2 million in indirect home improvement loans, primarily offset by net charge-off decreases of $693,000 in commercial business loans and $271,000 in marine loans. A decline in national and local economic conditions, as a result the effects of tariffs or slowed economic growth, among other economic factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income decreased $683,000 to $10.3 million for the six months ended June 30, 2025, compared to $11.0 million for the same period in 2024. The decrease was primarily the result of a $629,000 decrease in gain on sale of loans, reflecting lower sales activity, a $464,000 decrease in service charges and fee income, primarily due to reduced transaction volumes, and a net $368,000 decrease from the absence of gain on sale of MSRs and losses on the sale of investment securities in 2025, compared to an $8.2 million net gain on sale of MSRs partially offset by a $7.8 million loss on sale of investment securities in the first half of 2024.  These decreases were partially offset by a $755,000 increase in other noninterest income including a $312,000 gain from sales of nonmarketable equity securities, $195,000 in bank owned life insurance proceeds, and a $101,000 increase in brokered loan fees.

Noninterest Expense. Noninterest expense increased $3.2 million to $50.6 million for the six months ended June 30, 2025, from $47.4 million for the six months ended June 30, 2024. The increase was primarily due to increases of $1.7 million in salaries and benefits due to competitive wage adjustments and higher overall benefit costs, $742,000 in operations, and $531,000 in professional and board fees.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, weakened to 68.89% for the six months ended June 30, 2025, compared to 66.07% for the six months ended June 30, 2024, due to an increase in noninterest expense that outpaced total revenue growth.

Provision for Income Taxes. For the six months ended June 30, 2025, the Company recorded a provision for income taxes of $3.5 million, compared to $4.5 million for the six months ended June 30, 2024. The decrease in the income taxes provision was primarily due to a $2.6 million decrease in pre-tax income during the six months ended June 30, 2025, as compared to the same period last year.  The effective corporate income tax rates for the six months ended June 30, 2025 and 2024, were 18.1% and 20.6%, respectively. The decline in tax rate between the quarters was primarily attributable to the tax benefits recognized from the $660,000 gain of related tax credits purchased versus the utilization of the credit. Excluding the tax benefit related to the $660,000 gain, the effective corporate income tax rate for the six months ended June 30, 2025 would have been approximately 340 basis points higher.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2025, the Bank’s total borrowing capacity was $650.9 million with the FHLB of Des Moines, with unused borrowing capacity of $438.2 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB borrowings.  At June 30, 2025, the Bank held approximately $1.09 billion in loans that qualify as collateral for FHLB borrowings.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $262.8 million and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at June 30, 2025. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At June 30, 2025, the Bank held approximately $591.0 million in loans that qualify as collateral for the FRB line of credit. There were $25.0 million of outstanding borrowings with the FRB or correspondent banks as of June 30, 2025, and none at December 31, 2024.   Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $511.2 million at June 30, 2025. Total brokered deposits at June 30, 2025 were $311.0 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At June 30, 2025, outstanding loan commitments, including unused lines of credit totaled $583.3 million. The Company purchased $69.8 million in securities during the six months ended June 30, 2025. The Company purchased $38.0 million in securities during the six months ended June 30, 2024. Proceeds from securities repayments, maturities and sales were $26.2 million and $107.5 million during the six months ended June 30, 2025 and 2024, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the six months ended June 30, 2025 and 2024, the Bank sold $219.0 million and $258.4 million in loans, respectively.

Total deposits increased $214.0 million during the six months ended June 30, 2025, primarily driven by a net increase in brokered deposits of $167.7 million. CDs scheduled to mature in three months or less at June 30, 2025, totaled $502.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.

For the remainder of 2025, we project that fixed commitments will include $1.1 million of operating lease payments. For information regarding our operating leases, see “Note 6 – Leases” of the Notes to Consolidated Financial Statements included in this report. FHLB borrowings of $128.8 million are scheduled to mature within the next twelve months.

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

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. The unrestricted cash of FS Bancorp held at the Bank on an unconsolidated basis totaled $2.6 million at June 30, 2025. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.28 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2025 at this rate of $0.28 per share, our total dividends paid each quarter would be approximately $2.2 million based on the number of the current outstanding shares as of June 30, 2025.

Under FS Bancorp’s existing stock repurchase program, approximately $725,000 remained available for future repurchases as of June 30, 2025. On July 9, 2025, subsequent to quarter-end, the Company publicly announced that its Board of Directors approved an additional stock repurchase program, authorizing the repurchase of up to $5.0 million of Company common stock, in addition to the amount remaining under the existing stock repurchase program.  See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at June 30, 2025, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well-capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2025, the Bank was considered to be “well capitalized”. At June 30, 2025, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.2%, 12.8%, 14.1%, and 12.8%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with $3.0 billion or more in assets are subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. FS Bancorp is subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at June 30, 2025, and has exceeded all applicable regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp at June 30, 2025 were 9.7% for Tier 1 leverage-based capital, 11.1% for Tier 1 risk-based capital, 14.2% for total risk-based capital, and 11.1% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 12 – Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s 2024 Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Exchange Act was carried out as of June 30, 2025, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the foregoing evaluation, the Company’s CEO and CFO concluded that as of June 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s 2024 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan or Program
April 1, 2025 - April 30, 2025	34,921	$37.90	34,921	$4,549,353
May 1 - May 31, 2025	49,623	39.99	49,623	2,564,888
June 1, 2025 - June 30, 2025	47,738	38.55	47,738	$724,772
Total for the quarter	132,282	$38.92	132,282

On November 15, 2024, the Company publicly announced that its Board of Directors approved a stock repurchase program, authorizing the repurchase of up to $5.0 million of Company common stock.  Repurchases may occur from time to time in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards over a 12-month period until November 15, 2025.  On April 4, 2025, the Company publicly announced an additional stock repurchase program, authorizing the repurchase up to $5.0 million of Company common stock, in addition to the amount remaining under the November 2024 repurchase program.  Repurchases under this program may also be made from time to time in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards over a 12-month period until April 4, 2026.

On July 9, 2025, subsequent to quarter-end, the Company publicly announced that its Board of Directors approved an additional stock repurchase program, authorizing the repurchase of up to $5.0 million of Company common stock, in addition to the amount remaining under the April 2025 repurchase program. Repurchases may occur from time to time in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards over a 12-month period until July 9, 2026.

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

(c)

Trading Plans. During the three months ended  June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: August 8, 2025	By:	/s/Joseph C. Adams
Joseph C. Adams,
Chief Executive Officer
(Duly Authorized Officer)

Date: August 8, 2025	By:	/s/Phillip D. Whittington
Phillip D. Whittington
Chief Financial Officer
(Principal Financial and Accounting Officer)