Form 10-Q
period 2025-09-30
FS Bancorp, Inc.
filed 2025-11-10
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2025, there were 7,518,462 outstanding shares of the registrant’s common stock.

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts) (Unaudited)

	September 30,	December 31,
ASSETS	2025	2024
Cash and due from banks	$12,391	$19,280
Interest-bearing deposits at other financial institutions	48,889	12,355
Total cash and cash equivalents	61,280	31,635
Certificates of deposit at other financial institutions	—	1,727
Securities available-for-sale, at fair value (amortized cost of $335,152 and $310,272, net of allowance for credit losses of $0 and $0, respectively)	311,695	281,175
Securities held-to-maturity, at amortized cost (fair value of $32,142 and $8,144, net of allowance for credit losses of $220 and $45, respectively)	31,386	8,455
Loans held for sale, at fair value	38,579	27,835
Loans receivable, net of allowance for credit losses of $30,056 and $31,870 (includes loans of $12,571 and $12,728, at fair value, respectively)	2,599,601	2,501,951
Accrued interest receivable	15,122	13,881
Premises and equipment, net	32,444	29,756
Operating lease right-of-use (“ROU”) assets	6,832	5,378
Federal Home Loan Bank (“FHLB”) stock, at cost	7,975	15,621
Deferred tax asset, net	6,767	7,059
Bank owned life insurance (“BOLI”), net	38,531	38,528
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	8,506	9,204
Goodwill	3,592	3,592
Core deposit intangible, net	11,284	13,710
Other assets	35,231	39,670
TOTAL ASSETS	$3,208,825	$3,029,177
LIABILITIES
Deposits:
Noninterest-bearing accounts	$665,852	$638,158
Interest-bearing accounts	2,020,640	1,701,260
Total deposits	2,686,492	2,339,418
Borrowings	129,305	307,806
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(356)	(406)
Total subordinated notes less unamortized debt issuance costs	49,644	49,594
Operating lease liabilities	6,993	5,556
Other liabilities	35,880	31,036
Total liabilities	2,908,314	2,733,410
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,535,330 and 7,833,014 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	75	78
Additional paid-in capital	43,907	55,716
Retained earnings	273,882	257,113
Accumulated other comprehensive loss, net of tax	(17,353)	(17,140)
Total stockholders’ equity	300,511	295,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,208,825	$3,029,177

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
INTEREST INCOME	2025	2024	2025	2024
Loans receivable, including fees	$46,664	$43,800	$135,004	$127,203
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	4,309	3,243	11,459	10,660
Total interest and dividend income	50,973	47,043	146,463	137,863
INTEREST EXPENSE
Deposits	14,862	13,486	42,440	39,620
Borrowings	1,935	1,828	5,783	4,796
Subordinated notes	486	485	1,456	1,456
Total interest expense	17,283	15,799	49,679	45,872
NET INTEREST INCOME	33,690	31,244	96,784	91,991
PROVISION FOR CREDIT LOSSES	2,309	1,513	5,922	3,989
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	31,381	29,731	90,862	88,002
NONINTEREST INCOME
Service charges and fee income	2,326	2,482	6,894	7,513
Gain on sale of loans	2,439	2,523	6,111	6,824
Gain on sale of MSRs	—	141	—	8,356
Gain (loss) on sale of investment securities, net	—	11	—	(7,836)
Earnings on cash surrender value of BOLI	269	252	773	734
Other noninterest income	560	558	2,112	1,355
Total noninterest income	5,594	5,967	15,890	16,946
NONINTEREST EXPENSE
Salaries and benefits	14,415	13,985	43,037	40,920
Operations	3,974	3,827	11,243	10,354
Occupancy	1,744	1,662	5,240	5,036
Data processing	1,784	2,156	5,966	6,172
Loan costs	746	666	2,012	1,904
Professional and board fees	1,093	1,223	3,435	3,034
Federal Deposit Insurance Corporation (“FDIC”) insurance	592	533	1,684	1,515
Marketing and advertising	259	377	879	981
Amortization of core deposit intangible	787	897	2,426	2,757
(Recovery) impairment of MSRs	(6)	506	23	545
Total noninterest expense	25,388	25,832	75,945	73,218
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	11,587	9,866	30,807	31,730
PROVISION (BENEFIT) FOR INCOME TAXES	2,410	(420)	5,881	4,088
NET INCOME	$9,177	$10,286	$24,926	$27,642
Basic earnings per share	$1.20	$1.32	$3.23	$3.54
Diluted earnings per share	$1.18	$1.29	$3.18	$3.45

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$9,177	$10,286	$24,926	$27,642
Other comprehensive income:
Securities available-for-sale:
Unrealized gain during period	3,681	5,404	5,640	3,853
Income tax provision related to unrealized gain	(793)	(1,161)	(1,213)	(828)
Reclassification adjustment for realized (gain) loss, net included in net income	—	(11)	—	7,836
Income tax provision (benefit) related to reclassification for realized loss, net	—	2	—	(1,685)
Derivative financial instruments:
Unrealized derivative gain (loss) during period	241	(7,309)	(3,275)	2
Income tax (provision) benefit related to unrealized derivative (loss) gain	(47)	1,571	704	—
Reclassification adjustment for realized gain, net included in net income	(807)	(1,584)	(2,634)	(5,293)
Income tax provision related to reclassification, net	172	341	565	1,138
Other comprehensive income (loss), net of tax	2,447	(2,747)	(213)	5,023
COMPREHENSIVE INCOME	$11,624	$7,539	$24,713	$32,665

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts) (Unaudited)

Three Months Ended September 30, 2025 and 2024

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, July 1, 2024	7,742,607	$77	$55,834	$243,651	$(15,536)	$284,026
Net income	—	—	—	10,286	—	10,286
Dividends paid ($0.27 per share)	—	—	—	(2,094)	—	(2,094)
Share-based compensation	—	—	464	—	—	464
Issuance of common stock - employee stock purchase plan	6,173	1	251	—	—	252
Restricted stock awards	42,250	—	—	—	—	—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(9,193)	—	(386)	—	—	(386)
Common stock repurchased – repurchase plan	(87,931)	—	(147)	—	—	(147)
Stock options exercised, net	123,266	—	(752)	—	—	(752)
Other comprehensive loss, net of tax	—	—	—	—	(2,747)	(2,747)
BALANCE, September 30, 2024	7,817,172	$78	$55,264	$251,843	$(18,283)	$288,902

BALANCE, July 1, 2025	7,618,543	$76	$48,418	$268,509	$(19,800)	$297,203
Net income	—	—	—	9,177	—	9,177
Dividends paid ($0.50 per share)	—	—	—	(3,804)	—	(3,804)
Share-based compensation	—	—	583	—	—	583
Issuance of common stock - employee stock purchase plan	7,328	—	287	—	—	287
Restricted stock awards	37,872	—	—	—	—	—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(10,881)	—	(464)	—	—	(464)
Common stock repurchased - repurchase plan	(123,532)	(1)	(4,897)	—	—	(4,898)
Stock options exercised, net	6,000	—	(20)	—	—	(20)
Other comprehensive income, net of tax	—	—	—	—	2,447	2,447
BALANCE, September 30, 2025	7,535,330	$75	$43,907	$273,882	$(17,353)	$300,511

Nine Months Ended September 30, 2025 and 2024

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2024	7,800,545	$78	$57,362	$230,354	$(23,306)	$264,488
Net income	—	—	—	27,642	—	27,642
Dividends paid ($0.79 per share)	—	—	—	(6,153)	—	(6,153)
Share-based compensation	—	—	1,248	—	—	1,248
Issuance of common stock - employee stock purchase plan	24,113	1	831	—		832
Restricted stock awards	42,250	—	—	—	—	—
Restricted stock awards forfeited	(4,000)	—	—	—	—	—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(9,193)	—	(386)	—	—	(386)
Common stock repurchased - repurchase plan	(178,421)	(1)	(2,507)	—	—	(2,508)
Stock options exercised, net	141,878	—	(1,284)	—	—	(1,284)
Other comprehensive income, net of tax	—	—	—	—	5,023	5,023
BALANCE, September 30, 2024	7,817,172	$78	$55,264	$251,843	$(18,283)	$288,902

BALANCE, January 1, 2025	7,833,014	$78	$55,716	$257,113	$(17,140)	$295,767
Net income	—	—	—	24,926	—	24,926
Dividends paid ($1.06 per share)	—	—	—	(8,157)	—	(8,157)
Share-based compensation	—	—	1,621	—	—	1,621
Issuance of common stock - employee stock purchase plan	23,456	—	937	—	—	937
Restricted stock awards	37,872	—	—	—	—	—
Common stock repurchased - repurchase plan	(354,131)	(3)	(13,883)	—	—	(13,886)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(10,881)	—	(464)	—	—	(464)
Stock options exercised, net	6,000	—	(20)	—	—	(20)
Other comprehensive loss, net of tax	—	—	—	—	(213)	(213)
BALANCE, September 30, 2025	7,535,330	$75	$43,907	$273,882	$(17,353)	$300,511

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Net income	$24,926	$27,642
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	5,922	3,989
Depreciation, amortization and accretion	9,444	7,948
Compensation expense related to stock options and restricted stock awards	1,621	1,248
Earnings on cash surrender value of BOLI	(773)	(734)
Gain on sale of loans held for sale	(6,111)	(6,824)
Gain on sale of MSRs	—	(8,356)
Loss on sale of investment securities, net	—	7,836
Change in fair value on portfolio loans measured under the fair value option	(469)	(448)
Origination of loans held for sale	(354,231)	(426,672)
Proceeds from sale of loans held for sale	379,654	430,421
Gain on purchase of tax credits	(660)	(2,262)
Purchase of tax credits	(7,587)	(26,007)
Impairment of MSRs	23	545
Changes in operating assets and liabilities
Accrued interest receivable	(1,241)	(9)
Other assets	8,146	3,758
Other liabilities	1,294	(2,781)
Net cash from operating activities	59,958	9,294
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	101,907
Maturities, prepayments, and calls	35,616	13,403
Purchases	(61,724)	(47,729)
Activity in securities held-to-maturity:
Purchases	(25,985)	—
Maturities, prepayments, and calls	3,000	—
Maturities of certificates of deposit at other financial institutions	1,727	14,874
Purchase of certificates of deposit at other financial institutions	—	(2,708)
Portfolio loan originations and principal collections, net	(132,008)	(37,425)
Proceeds from sale of MSRs	—	16,311
Proceeds from sale of portfolio loans	2,309	—
Purchase of portfolio loans	(3,956)	(50,099)
Purchase of premises and equipment	(4,665)	(1,253)
Proceeds from bank owned life insurance death benefits	771	—
Change in FHLB stock, net	7,646	(7,390)
Net cash used by investing activities	(177,269)	(109)
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES
Net increase (decrease) in deposits	347,047	(95,097)
Proceeds from borrowings	626,436	707,768
Repayments of borrowings	(804,937)	(637,708)
Dividends paid on common stock	(8,157)	(6,153)
Disbursements from stock options exercised, net	(20)	(1,284)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(464)	(386)
Issuance of common stock - employee stock purchase plan	937	832
Common stock repurchased	(13,886)	(2,508)
Net cash from (used by) financing activities	146,956	(34,536)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,645	(25,351)

CASH AND CASH EQUIVALENTS, beginning of period	31,635	65,691
CASH AND CASH EQUIVALENTS, end of period	$61,280	$40,340

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$47,460	$47,071
Income taxes	89	2,435

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$5,640	$11,689
Change in fair value on fair value and cash flow hedges	(5,893)	(5,288)
Retention in gross MSRs from loan sales	1,242	1,891
ROU assets in exchange for lease liabilities	3,013	—

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

The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”).

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

Subsequent Events – The Company has evaluated events and transactions after  September 30, 2025, for potential recognition or disclosure.

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

Application of New Accounting Guidance Adopted in 2025

None.

NOTE 2 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity at  September 30, 2025 and December 31, 2024:

	September 30, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,260	$31	$(2,303)	$17,988	$—
Corporate securities	16,000	7	(556)	15,451	—
Municipal bonds	81,925	5	(11,225)	70,705	—
Mortgage-backed securities	205,937	865	(9,580)	197,222	—
Asset-backed securities	11,030	—	(701)	10,329	—
Total securities available-for-sale	335,152	908	(24,365)	311,695	—

SECURITIES HELD-TO-MATURITY
Corporate securities	29,336	404	(82)	29,658	220
Municipal bonds	2,270	214	—	2,484	—
Total securities held-to-maturity	31,606	618	(82)	32,142	220

Total securities	$366,758	$1,526	$(24,447)	$343,837	$220

	December 31, 2024
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,247	$45	$(3,154)	$17,138	$—
Corporate securities	16,000	8	(882)	15,126	—
Municipal bonds	82,774	—	(12,430)	70,344	—
Mortgage-backed securities	178,740	415	(11,969)	167,186	—
Asset-backed securities	12,511	3	(1,133)	11,381	—
Total securities available-for-sale	310,272	471	(29,568)	281,175	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(356)	8,144	45
Total securities held-to-maturity	8,500	—	(356)	8,144	45

Total securities	$318,772	$471	$(29,924)	$289,319	$45

The following tables present the activity in the ACL on securities held-to-maturity by major security type for the three and nine months ended September 30, 2025 and 2024:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended September 30,
Corporate Securities	2025	2024
Beginning ACL balance	$220	$45
Provision for credit losses	—	—
Total ending ACL balance	$220	$45

SECURITIES HELD-TO-MATURITY	For the Nine Months Ended September 30,
Corporate Securities	2025	2024
Beginning ACL balance	$45	$45
Provision for credit losses	175	—
Total ending ACL balance	$220	$45

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The increase in provision during the periods was attributable to increased securities balances. Accrued interest receivable totaled $609,000 and $116,000 on held-to-maturity debt securities and $1.7 million and $1.2 million on available-for-sale debt securities as of September 30, 2025 and December 31, 2024, respectively.  Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Company monitors the credit quality of debt securities held-to-maturity quarterly using credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30,	December 31,
Corporate securities	2025	2024
BBB/BBB-	$29,336	$8,500
Municipal bonds
AA	2,270	—
Total	$31,606	$8,500

At September 30, 2025 and  December 31, 2024, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of September 30, 2025, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	September 30, 2025
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$22,377	$25,939	$22,377

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,957	$(2,303)	$15,957	$(2,303)
Corporate securities	5,997	(3)	5,447	(553)	11,444	(556)
Municipal bonds	487	—	69,387	(11,225)	69,874	(11,225)
Mortgage-backed securities	50,987	(508)	62,610	(9,072)	113,597	(9,580)
Asset-backed securities	3,713	(18)	6,616	(683)	10,329	(701)
Total securities available-for-sale	61,184	(529)	160,017	(23,836)	221,201	(24,365)

SECURITIES HELD-TO-MATURITY
Corporate securities	5,594	(22)	940	(60)	6,534	(82)
Total securities held-to-maturity	5,594	(22)	940	(60)	6,534	(82)

Total securities	$66,778	$(551)	$160,957	$(23,896)	$227,735	$(24,447)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,093	$(3,154)	$15,093	$(3,154)
Corporate securities	6,781	(219)	5,337	(663)	12,118	(882)
Municipal bonds	1,677	(10)	68,667	(12,420)	70,344	(12,430)
Mortgage-backed securities	31,093	(241)	63,934	(11,728)	95,027	(11,969)
Asset-backed securities	3,638	(41)	7,190	(1,092)	10,828	(1,133)
Total securities available-for-sale	43,189	(511)	160,221	(29,057)	203,410	(29,568)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	8,144	(356)	8,144	(356)
Total securities held-to-maturity	—	—	8,144	(356)	8,144	(356)

Total securities	$43,189	$(511)	$168,365	$(29,413)	$211,554	$(29,924)

There were five held-to-maturity debt securities in an unrealized loss position of less than one year and one held-to-maturity debt securities in an unrealized loss position of more than one year at  September 30, 2025, compared to no held-to-maturity debt securities in an unrealized loss position of less than one year and seven held-to-maturity debt securities in an unrealized loss position of more than one year at  December 31, 2024.

There were 20 available-for-sale securities in an unrealized loss position of less than one year, and 121 available-for-sale securities in an unrealized loss position of more than one year at September 30, 2025, compared to 22 available-for-sale securities in an unrealized loss position of less than one year and 121 available-for-sale securities in an unrealized loss position of more than one year at  December 31, 2024. The unrealized losses associated with these securities are believed to be caused by changing market conditions and considered to be temporary, and the Company does not intend and is not likely to be required to sell these securities prior to maturity. Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes. Substantially all the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings. All the municipal bond securities are investment grade.

All of the available-for-sale mortgage-backed securities and asset-backed securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the nine months ended September 30, 2025, or for the year ended December 31, 2024.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2025		December 31, 2024
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$4,972	$4,762	$4,962	$4,575
Due after five years through ten years	15,288	13,226	10,975	9,193
Due after ten years	—	—	4,310	3,370
Subtotal	20,260	17,988	20,247	17,138
Corporate securities
Due after one year through five years	14,000	13,934	11,000	10,766
Due after five years through ten years	2,000	1,517	3,000	2,918
Due after ten years	—	—	2,000	1,442
Subtotal	16,000	15,451	16,000	15,126
Municipal bonds
Due after one year through five years	2,147	2,150	2,186	2,168
Due after five years through ten years	4,121	3,785	4,158	3,728
Due after ten years	75,657	64,770	76,430	64,448
Subtotal	81,925	70,705	82,774	70,344
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	86,824	79,479	90,771	80,677
Federal Home Loan Mortgage Corporation (“FHLMC”)	46,537	45,823	48,765	47,773
Government National Mortgage Association (“GNMA”)	72,576	71,920	39,204	38,736
Subtotal	205,937	197,222	178,740	167,186
Asset-backed securities
Due within one year	130	129	203	200
Due after one year through five years	744	728	1,073	1,037
Due after five years through ten years	2,599	2,446	2,867	2,648
Due after ten years	7,557	7,026	8,368	7,496
Subtotal	11,030	10,329	12,511	11,381
Total securities available-for-sale	335,152	311,695	310,272	281,175

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after one year through five years	3,500	3,488	—	—
Due after five years through ten years	25,836	26,170	8,500	8,144
Subtotal	29,336	29,658	8,500	8,144
Municipal bonds
Due after five years through ten years	2,270	2,484	—	—
Subtotal	2,270	2,484	—	—
Total securities held-to-maturity	31,606	32,142	8,500	8,144
Total securities	$366,758	$343,837	$318,772	$289,319

The proceeds and resulting gains and losses from sales of securities available-for-sale for the three and nine months ended September 30, 2025 and 2024:

For the Three Months Ended September 30, 2025
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—

	For the Three Months Ended September 30, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$3,448	$11	$—

For the Nine Months Ended September 30, 2025
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$—	$—	$—

	For the Nine Months Ended September 30, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$101,907	$215	$(8,051)

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	September 30,	December 31,
	2025	2024
COMMERCIAL REAL ESTATE ("CRE") LOANS
CRE owner occupied	$170,714	$170,396
CRE non-owner occupied	172,713	174,921
Commercial and speculative construction and development	326,684	280,798
Multi-family	262,578	245,222
Total CRE loans	932,689	871,337
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	629,712	617,322
Home equity	86,895	75,147
Residential custom construction	53,296	49,902
Total residential real estate	769,903	742,371
CONSUMER LOANS
Indirect home improvement	527,597	541,946
Marine	70,220	74,931
Other consumer	2,962	3,304
Total consumer loans	600,779	620,181
COMMERCIAL BUSINESS LOANS
Commercial and industrial (“C&I”)	311,173	287,014
Warehouse lending	15,113	12,918
Total commercial business loans	326,286	299,932
Total loans receivable, gross	2,629,657	2,533,821
ACL on loans	(30,056)	(31,870)
Total loans receivable, net	$2,599,601	$2,501,951

Loan amounts are net of unearned loan fees in excess of unamortized costs, unamortized net discounts on acquired loans, and premiums on purchased loans of $8.9 million as of September 30, 2025 and $8.0 million as of December 31, 2024. Net loans does not include accrued interest receivable.

Most of the Company’s CRE and multi-family real estate, construction, residential, and/or commercial business lending activities are with customers located in Western Washington, the Oregon Coast, or near our loan production offices in Vancouver and the Tri-Cities, Washington. While the Company primarily originates real estate, consumer, and commercial business loans in these market areas, it also originates indirect home improvement loans, including solar-related home improvement loans, through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire. Depending on underwriting guidelines, these indirect home improvement loans may be secured by collateral, with legal documentation that establishes the Company's rights to the collateral, where practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At September 30, 2025, the Company held approximately $1.07 billion in loans that are pledged as collateral for FHLB borrowings, compared to approximately $1.11 billion at December 31, 2024. The Company held approximately $585.2 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at September 30, 2025, compared to approximately $606.5 million at December 31, 2024.

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

Commercial Business Loans

C&I Lending. C&I loans originated by the Company to local small- and mid-sized businesses in our market area are secured primarily by accounts receivable, inventory, or personal property, plant and equipment. Some C&I loans purchased by the Company are outside of our market area. C&I loans are made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business. At September 30, 2025 and  December 31, 2024, C&I loans included Small Business Administration and United States Department of Agriculture guaranteed certificates of $46.1 million and $52.6 million, respectively.

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

Allowance for Credit Losses

The following tables detail activity in the ACL on loans by loan categories at or for the three and nine months ended September 30, 2025 and 2024:

	At or For the Three Months Ended September 30, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,070	$7,654	$15,075	$2,390	$32,189
Provision for (reversal of) credit losses on loans	22	(165)	2,452	(457)	1,852
Charge-offs	(2,300)	—	(2,044)	—	(4,344)
Recoveries	—	—	350	9	359
Net (charge-offs) recoveries	(2,300)	—	(1,694)	9	(3,985)
Ending balance	$4,792	$7,489	$15,833	$1,942	$30,056

	At or For the Three Months Ended September 30, 2024
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$6,671	$7,417	$13,253	$3,897	$31,238
(Reversal of) provision for credit losses on loans	(103)	149	2,102	(557)	1,591
Charge-offs	—	—	(1,964)	—	(1,964)
Recoveries	—	—	361	6	367
Net (charge-offs) recoveries	—	—	(1,603)	6	(1,597)
Ending balance	$6,568	$7,566	$13,752	$3,346	$31,232

	At or For the Nine Months Ended September 30, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,001	$7,440	$14,185	$3,244	$31,870
Provision for (reversal of) credit losses on loans	91	49	5,880	(948)	5,072
Charge-offs	(2,300)	—	(5,321)	(433)	(8,054)
Recoveries	—	—	1,089	79	1,168
Net charge-offs	(2,300)	—	(4,232)	(354)	(6,886)
Ending balance	$4,792	$7,489	$15,833	$1,942	$30,056

	At or For the Nine Months Ended September 30, 2024
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,293	$6,814	$13,357	$4,070	$31,534
(Reversal of) provision for credit losses on loans	(725)	752	3,660	326	4,013
Charge-offs	—	—	(4,465)	(1,141)	(5,606)
Recoveries	—	—	1,200	91	1,291
Net charge-offs	—	—	(3,265)	(1,050)	(4,315)
Ending balance	$6,568	$7,566	$13,752	$3,346	$31,232

The increase in the provision for credit losses on loans for the three and nine months ended September 30, 2025, was primarily the result of elevated net charge-offs in the consumer loan portfolio, particularly in indirect home improvement loans.  The ACL on loans decreased primarily due to a partial charge-off of $2.3 million on a single CRE loan. As the partial charge-off was previously reserved for in prior periods, it did not result in an additional provisioning impact in the current period. The most significant qualitative factor affecting the ACL was an increase in reserves attributable to higher levels of past due and nonperforming loans, as well as higher net charge-offs on consumer loans relative to prior periods.

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended  September 30, 2025 and 2024, by class and by type of modification. The tables also present the percentage of the amortized cost basis of loans modified for borrowers experiencing financial difficulty relative to the total amortized cost basis of each class of financing receivable, as well as the financial effect of the modification.

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
			Weighted-			Weighted-
			Average			Average
	Combination		Term	Combination		Term
	Term	Total	Extension	Term	Total	Extension
	Extension	Class of	Payment	Extension	Class of	Payment
	Payment	Financing	Delay	Payment	Financing	Delay
CRE LOANS	Delay	Receivable	(in years)	Delay	Receivable	(in years)
CRE owner occupied	$1,203	0.7%	3.3	$1,203	0.70%	3.3

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
			Weighted-			Weighted-
			Average			Average
	Combination		Term	Combination		Term
	Term	Total	Extension	Term	Total	Extension
	Extension	Class of	Payment	Extension	Class of	Payment
	Payment	Financing	Delay	Payment	Financing	Delay
CRE LOANS	Delay	Receivable	(in years)	Delay	Receivable	(in years)
CRE owner occupied	$1,130	0.3%	2.3	$1,130	0.3%	2.3

 As of  September 30, 2025, the Company had committed to lend additional amounts totaling $292,000 to borrowers experiencing financial difficulty whose loans were modified within the previous 12 months.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table presents the performance of such loans that have been modified in the last twelve months as of  September 30, 2025:

	September 30, 2025
	30-59	60-89
	Days	Days	90 Days	Total
	Past	Past	or More	Past
CRE LOANS	Due	Due	Past Due	Due
Commercial and speculative construction and development	$—	$—	$9,150	$9,150
COMMERCIAL BUSINESS LOANS
C&I	—	—	199	199

Total loans	$—	$—	$9,349	$9,349

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended  September 30, 2024 and were modified in the twelve months prior to that default.

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at September 30, 2025 and December 31, 2024:

	September 30, 2025
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$—	$—	$844	$844	$169,870	$170,714	$2,047
CRE non-owner occupied	563	—	—	563	172,150	172,713	—
Commercial and speculative construction and development	—	—	9,150	9,150	317,534	326,684	9,150
Multi-family	—	—	—	—	262,578	262,578	—
Total CRE loans	563	—	9,994	10,557	922,132	932,689	11,197
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	—	—	788	788	628,924	629,712	1,799
Home equity	122	—	—	122	86,773	86,895	317
Residential custom construction	—	—	—	—	53,296	53,296	—
Total residential real estate loans	122	—	788	910	768,993	769,903	2,116
CONSUMER LOANS
Indirect home improvement	3,306	1,470	1,288	6,064	521,533	527,597	3,802
Marine	194	24	98	316	69,904	70,220	620
Other consumer	2	2	39	43	2,919	2,962	40
Total consumer loans	3,502	1,496	1,425	6,423	594,356	600,779	4,462
COMMERCIAL BUSINESS LOANS
C&I	—	—	599	599	310,574	311,173	599
Warehouse lending	—	—	—	—	15,113	15,113	—
Total commercial business loans	—	—	599	599	325,687	326,286	599
Total loans	$4,187	$1,496	$12,806	$18,489	$2,611,168	$2,629,657	$18,374

	December 31, 2024
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$845	$—	$1,625	$2,470	$167,926	$170,396	$2,771
CRE non-owner occupied	—	—	—	—	174,921	174,921	—
Commercial and speculative construction and development	—	—	4,979	4,979	275,819	280,798	4,979
Multi-family	—	—	—	—	245,222	245,222	—
Total CRE loans	845	—	6,604	7,449	863,888	871,337	7,750
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	2,507	253	76	2,836	614,486	617,322	164
Home equity	20	—	251	271	74,876	75,147	261
Residential custom construction	822	—	—	822	49,080	49,902	—
Total residential real estate loans	3,349	253	327	3,929	738,442	742,371	425
CONSUMER LOANS
Indirect home improvement	3,920	1,787	758	6,465	535,481	541,946	1,677
Marine	718	150	40	908	74,023	74,931	289
Other consumer	17	1	13	31	3,273	3,304	14
Total consumer loans	4,655	1,938	811	7,404	612,777	620,181	1,980
COMMERCIAL BUSINESS LOANS
C&I	118	—	3,331	3,449	283,565	287,014	3,446
Warehouse lending	—	—	—	—	12,918	12,918	—
Total commercial business loans	118	—	3,331	3,449	296,483	299,932	3,446
Total loans	$8,967	$2,191	$11,073	$22,231	$2,511,590	$2,533,821	$13,601

(1)	Includes loans less than 90 days past due as applicable.

There were no loans 90 days or more past due and still accruing interest at both September 30, 2025 and December 31, 2024.

There were $792,000 and $84,000 in residential real estate loans in the process of foreclosure at  September 30, 2025 and December 31, 2024, respectively.

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

	September 30, 2025
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$19,829	$4,172	$27,061	$36,451	$11,787	$42,490	$—	$—	$141,790
Watch	142	600	—	5,260	13,337	7,150	—	—	26,489
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,435	—	—	2,435
Total CRE owner occupied	19,971	4,772	27,061	41,711	25,124	52,075	—	—	170,714
CRE non-owner occupied
Pass	2,429	8,364	16,124	49,954	35,257	53,301	—	300	165,729
Watch	—	—	—	—	—	412	—	—	412
Special mention	—	—	—	1,363	—	2,128	—	—	3,491
Substandard	—	—	3,081	—	—	—	—	—	3,081
Total CRE non-owner occupied	2,429	8,364	19,205	51,317	35,257	55,841	—	300	172,713
Commercial and speculative construction and development
Pass	128,910	108,636	36,736	22,331	12,155	74	8,692	—	317,534
Substandard	1,209	—	—	7,941	—	—	—	—	9,150
Total commercial and speculative construction and development	130,119	108,636	36,736	30,272	12,155	74	8,692	—	326,684
Commercial and speculative construction and development gross charge-offs	—	—	—	2,300	—	—	—	—	2,300
Multi-family
Pass	23,970	20,741	7,040	20,014	87,907	102,906	—	—	262,578
Total multi-family	23,970	20,741	7,040	20,014	87,907	102,906	—	—	262,578
Total CRE loans	$176,489	$142,513	$90,042	$143,314	$160,443	$210,896	$8,692	$300	$932,689
Total CRE loans gross charge-offs	$—	$—	$—	$2,300	$—	$—	$—	$—	$2,300

	September 30, 2025
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$75,788	$58,176	$107,133	$154,882	$99,758	$129,111	$—	$504	$625,352
Watch	—	—	676	—	—	—	—	—	676
Substandard	—	—	—	715	—	2,969	—	—	3,684
Total one-to-four-family	75,788	58,176	107,809	155,597	99,758	132,080	—	504	629,712
Home equity
Pass	11,091	2,075	1,843	294	1,365	6,674	63,236	—	86,578
Substandard	—	—	—	—	—	7	310	—	317
Total home equity	11,091	2,075	1,843	294	1,365	6,681	63,546	—	86,895
Residential custom construction
Pass	26,812	23,164	1,959	1,361	—	—	—	—	53,296
Total residential custom construction	26,812	23,164	1,959	1,361	—	—	—	—	53,296
Total residential real estate loans	$113,691	$83,415	$111,611	$157,252	$101,123	$138,761	$63,546	$504	$769,903

	September 30, 2025
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$85,137	$74,590	$106,797	$139,680	$61,947	$55,644	$—	$—	$523,795
Substandard	149	640	1,094	1,070	397	452	—	—	3,802
Total indirect home improvement	85,286	75,230	107,891	140,750	62,344	56,096	—	—	527,597
Indirect home improvement gross charge-offs	57	1,228	1,073	1,603	585	530	—	—	5,076
Marine
Pass	7,154	11,287	10,073	17,438	7,522	16,126	—	—	69,600
Substandard	—	—	27	113	106	374	—	—	620
Total marine	7,154	11,287	10,100	17,551	7,628	16,500	—	—	70,220
Marine gross charge-offs	—	63	16	—	—	38	—	—	117
Other consumer
Pass	186	108	46	133	15	122	2,312	—	2,922
Substandard	—	—	—	—	—	—	40	—	40
Total other consumer	186	108	46	133	15	122	2,352	—	2,962
Other consumer gross charge-offs	—	5	—	—	2	44	77	—	128
Total consumer loans	$92,626	$86,625	$118,037	$158,434	$69,987	$72,718	$2,352	$—	$600,779
Total consumer loans gross charge-offs	$57	$1,296	$1,089	$1,603	$587	$612	$77	$—	$5,321

	September 30, 2025
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$33,820	$57,656	$20,254	$13,360	$13,317	$11,992	$143,912	$777	$295,088
Watch	—	—	—	—	602	—	3,997	—	4,599
Special mention	—	—	4,999	—	508	1,546	469	—	7,522
Substandard	192	—	84	—	1,627	1,260	801	—	3,964
Total C&I	34,012	57,656	25,337	13,360	16,054	14,798	149,179	777	311,173
C&I gross charge-offs	—	—	—	—	433	—	—	—	433
Warehouse lending
Pass	—	—	—	—	—	—	14,329	—	14,329
Special mention	—	—	—	—	—	—	784	—	784
Total warehouse lending	—	—	—	—	—	—	15,113	—	15,113
Total commercial business loans	$34,012	$57,656	$25,337	$13,360	$16,054	$14,798	$164,292	$777	$326,286
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$433	$—	$—	$—	$433

TOTAL LOANS RECEIVABLE, GROSS
Pass	$415,126	$368,969	$335,066	$455,898	$331,030	$418,440	$232,481	$1,581	$2,558,591
Watch	142	600	676	5,260	13,939	7,562	3,997	—	32,176
Special mention	—	—	4,999	1,363	508	3,674	1,253	—	11,797
Substandard	1,550	640	4,286	9,839	2,130	7,497	1,151	—	27,093
Total loans receivable, gross	$416,818	$370,209	$345,027	$472,360	$347,607	$437,173	$238,882	$1,581	$2,629,657
Total gross charge-offs	$57	$1,296	$1,089	$3,903	$1,020	$612	$77	$—	$8,054

	December 31, 2024
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$4,659	$31,943	$35,248	$15,653	$28,970	$22,926	$—	$679	$140,078
Watch	—	—	9,300	12,654	—	4,354	—	—	26,308
Special mention	—	—	—	—	—	394	—	—	394
Substandard	—	—	—	—	1,625	1,991	—	—	3,616
Total CRE owner occupied	4,659	31,943	44,548	28,307	30,595	29,665	—	679	170,396
CRE non-owner occupied
Pass	8,364	16,491	48,829	36,221	14,682	43,216	—	—	167,803
Watch	—	3,135	1,389	—	—	2,594	—	—	7,118
Total CRE non-owner occupied	8,364	19,626	50,218	36,221	14,682	45,810	—	—	174,921
Commercial and speculative construction and development
Pass	129,201	77,241	28,810	29,851	—	380	10,336	—	275,819
Substandard	—	—	4,979	—	—	—	—	—	4,979
Total commercial and speculative construction and development	129,201	77,241	33,789	29,851	—	380	10,336	—	280,798
Multi-family
Pass	20,662	7,030	20,098	89,733	59,886	47,813	—	—	245,222
Total multi-family	20,662	7,030	20,098	89,733	59,886	47,813	—	—	245,222
Total CRE loans	$162,886	$135,840	$148,653	$184,112	$105,163	$123,668	$10,336	$679	$871,337

	December 31, 2024
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$77,602	$110,505	$174,355	$109,006	$76,653	$66,426	$—	$—	$614,547
Substandard	—	—	735	—	—	2,040	—	—	2,775
Total one-to-four-family	77,602	110,505	175,090	109,006	76,653	68,466	—	—	617,322
Home equity
Pass	6,501	2,379	326	1,538	5,930	1,631	56,430	151	74,886
Substandard	—	—	—	—	—	14	247	—	261
Total home equity	6,501	2,379	326	1,538	5,930	1,645	56,677	151	75,147
Residential custom construction
Pass	38,741	9,771	1,390	—	—	—	—	—	49,902
Total residential custom construction	38,741	9,771	1,390	—	—	—	—	—	49,902
Total residential real estate loans	$122,844	$122,655	$176,806	$110,544	$82,583	$70,111	$56,677	$151	$742,371

	December 31, 2024
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$98,516	$130,254	$167,896	$74,577	$28,045	$40,981	$—	$—	$540,269
Substandard	99	403	712	100	106	257	—	—	1,677
Total indirect home improvement	98,615	130,657	168,608	74,677	28,151	41,238	—	—	541,946
Indirect home improvement gross charge-offs	381	1,477	1,627	677	568	523	—	—	5,253
Marine
Pass	13,322	11,386	20,449	8,521	10,958	10,006	—	—	74,642
Substandard	—	—	—	—	106	183	—	—	289
Total marine	13,322	11,386	20,449	8,521	11,064	10,189	—	—	74,931
Marine gross charge-offs	—	21	128	51	128	237	—	—	565
Other consumer
Pass	310	93	334	56	35	126	2,336	—	3,290
Substandard	—	—	—	3	—	—	11	—	14
Total other consumer	310	93	334	59	35	126	2,347	—	3,304
Other consumer gross charge-offs	1	33	6	—	—	45	91	—	176
Total consumer loans	$112,247	$142,136	$189,391	$83,257	$39,250	$51,553	$2,347	$—	$620,181
Total consumer loans gross charge-offs	$382	$1,531	$1,761	$728	$696	$805	$91	$—	$5,994

	December 31, 2024
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$65,491	$20,084	$20,091	$16,468	$6,135	$8,791	$120,899	$602	$258,561
Watch	—	4,987	—	722	1,799	—	4,183	—	11,691
Special mention	—	—	—	543	—	556	6,375	—	7,474
Substandard	—	2,373	—	2,243	1,255	1,296	2,121	—	9,288
Total C&I	65,491	27,444	20,091	19,976	9,189	10,643	133,578	602	287,014
C&I gross charge-offs	—	—	—	—	—	380	761	—	1,141
Warehouse lending
Pass	—	—	—	—	—	—	11,060	—	11,060
Special mention	—	—	—	—	—	—	1,858	—	1,858
Total warehouse lending	—	—	—	—	—	—	12,918	—	12,918
Total commercial business loans	$65,491	$27,444	$20,091	$19,976	$9,189	$10,643	$146,496	$602	$299,932
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$—	$380	$761	$—	$1,141

TOTAL LOANS RECEIVABLE, GROSS
Pass	$463,369	$417,177	$517,826	$381,624	$231,294	$242,296	$201,061	$1,432	$2,456,079
Watch	—	8,122	10,689	13,376	1,799	6,948	4,183	—	45,117
Special mention	—	—	—	543	—	950	8,233	—	9,726
Substandard	99	2,776	6,426	2,346	3,092	5,781	2,379	—	22,899
Total loans receivable, gross	$463,468	$428,075	$534,941	$397,889	$236,185	$255,975	$215,856	$1,432	$2,533,821
Total gross charge-offs	$382	$1,531	$1,761	$728	$696	$1,185	$852	$—	$7,135

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates indicated:

	September 30, 2025			December 31, 2024
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
CRE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE owner occupied	$2,047	$—	$2,047	$2,771	$—	$2,771
Commercial and speculative construction and development	9,150	—	9,150	—	4,979	4,979
	11,197	—	11,197	2,771	4,979	7,750

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	1,799	—	1,799	164	—	164
Home equity	317	—	317	261	—	261
	2,116	—	2,116	425	—	425

CONSUMER LOANS
Indirect home improvement	—	3,802	3,802	—	1,677	1,677
Marine	—	620	620	—	289	289
Other consumer	—	40	40	—	14	14
	—	4,462	4,462	—	1,980	1,980
COMMERCIAL BUSINESS LOANS
C&I	434	165	599	2,486	960	3,446
Total	$13,747	$4,627	$18,374	$5,682	$7,919	$13,601

The Company recognized interest income on a cash basis for nonaccrual loans of $146,000 and $41,000 during the three months ended September 30, 2025 and 2024, and $391,000 and $244,000 during the nine months ended  September 30, 2025 and 2024, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	September 30, 2025				December 31, 2024
		Residential	Other			Residential	Other
		Real	Non-Real			Real	Non-Real
CRE LOANS	CRE	Estate	Estate	Total	CRE	Estate	Estate	Total
CRE owner occupied	$2,047	$—	$—	$2,047	$2,771	$—	$—	$2,771
Commercial and speculative construction and development	9,150	—	—	9,150	4,979	—		4,979
	11,197	—	—	11,197	7,750	—	—	7,750

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	—	1,799	—	1,799	—	164	—	164
Home equity	—	317	—	317	—	261	—	261
	—	2,116	—	2,116	—	425	—	425

CONSUMER LOANS
Indirect home improvement	—	—	3,802	3,802	—	—	1,677	1,677
Marine	—	—	620	620	—	—	289	289
	—	—	4,422	4,422	—	—	1,966	1,966
COMMERCIAL BUSINESS LOANS
C&I	—	—	599	599	—	—	3,446	3,446
Total	$11,197	$2,116	$5,021	$18,334	$7,750	$425	$5,412	$13,587

NOTE 4 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of residential mortgage loans serviced for others was $1.64 billion and $1.63 billion at  September 30, 2025 and December 31, 2024, respectively.

The following table summarizes MSRs activity at or for the dates indicated:

	At or For the Three Months Ended
	September 30,
	2025	2024
Beginning balance, at the lower of cost or fair value	$8,652	$9,352
Additions	510	498
MSRs amortized	(662)	(605)
Recovery (impairment) of MSRs	6	(506)
Ending balance, at the lower of cost or fair value	$8,506	$8,739

	At or For the Nine Months Ended
	September 30,
	2025	2024
Beginning balance, at the lower of cost or fair value	$9,204	$17,176
Additions	1,242	1,891
Sales	—	(7,953)
MSRs amortized	(1,917)	(1,830)
Impairment of MSRs	(23)	(545)
Ending balance, at the lower of cost or fair value	$8,506	$8,739

The fair value of the MSRs’ assets was $21.7 million and $21.0 million at  September 30, 2025 and December 31, 2024, respectively.  Fair value adjustments to MSRs are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates.  A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

Key economic assumptions of the current fair value for single family MSRs are presented in the table below. Also shown is the sensitivity of the MSR portfolio to changes in market interest rates on the underlying loans, expressed as the impact on prepayment speeds and discount rates.  The table presents the estimated decline in fair value assuming a 10% and 20% adverse change in market interest rates.  Two sets of sensitivities are provided: (i) prepayment-only sensitivity, reflecting the impact of the interest rate change on prepayment speeds, holding discount rates constant; and (ii) combined sensitivity reflecting the impact of the interest rate change on both prepayment speeds and the discount rate used to value the MSRs.

	September 30,	December 31,
	2025	2024
Aggregate portfolio principal balance	$1,639,890	$1,632,141
Weighted average rate of loans in MSRs portfolio	4.4%	4.2%
Fair value MSRs	$21,691	$21,043
Weighted average life in years	7.8	7.9
Weighted average constant prepayment rate	8.3%	8.3%
Decline in fair value from 10% adverse change (prepayment-only)	$715	$408
Decline in fair value from 20% adverse change (prepayment-only)	$1,075	$776
Effective discount rate	9.1%	10.2%
Decline in fair value from 10% adverse change (prepayment + discount rate)	$901	$911
Decline in fair value from 20% adverse change (prepayment + discount rate)	$1,733	$1,819

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

The Company recorded $1.1 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for both the three months ended September 30, 2025 and 2024, and $3.3 million and $3.6 million for the nine months ended  September 30, 2025 and 2024, respectively. The income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

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

The Company expects that approximately $157,000 will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
September 30, 2025
Investment securities (1)	$57,882	$2,118
Total	$57,882	$2,118

December 31, 2024
Investment securities (1)	$55,701	$4,299
Total	$55,701	$4,299

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $183.2 million; the cumulative basis adjustments associated with these hedging relationships was $2.1 million; and the amount of the designated hedged items was $60.0 million.  At  December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $189.0 million; the cumulative basis adjustment associated with these hedging relationships was $4.3 million; and the amount of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	September 30, 2025
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$280,000	$1,714	$665
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	45,889	275	—
Mandatory and best effort forward commitments with investors	11,737	—	28
Forward TBA mortgage-backed securities	68,000	30	—
Interest rate swaps – customer swap positions	716	—	59
Interest rate swaps – dealer offsets to customer swap positions	716	59	—

	December 31, 2024
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$340,000	$7,244	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	16,905	103	—
Mandatory and best effort forward commitments with investors	6,829	31	—
Forward TBA mortgage-backed securities	31,000	180	—
Interest rate swaps – customer swap positions	716	—	61
Interest rate swaps – dealer offsets to customer swap positions	716	62	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Interest Expense Deposits and Borrowings	Interest Income Securities	Interest Expense Deposits and Borrowings	Interest Income Securities
Total amounts presented on the Consolidated Statements of Income	$16,797	$4,309	$15,314	$3,243
Net gains (losses) on fair value hedging relationships:
Interest rate swaps – securities
Recognized on hedged items	$—	$241	$—	$2,432
Recognized on derivatives designated as hedging instruments	—	(241)	—	(2,432)
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	280	—	433
Net income recognized on fair value hedges	$—	$280	$—	$433
Net gain on cash flow hedging relationships:
Interest rate swaps – brokered deposits and borrowings
Realized gains, pre-tax, reclassified from accumulated other comprehensive loss into net income	$527	$—	$1,151	$—
Net income recognized on cash flow hedges	$527	$—	$1,151	$—

	Nine Months Ended September 30,
	2025		2024
	Interest		Interest
	Expense	Interest	Expense	Interest
	Deposits and	Income	Deposits and	Income
	Borrowings	Securities	Borrowings	Securities
Total amounts presented on the Consolidated Statements of Income	$48,223	$11,459	$44,416	$10,660
Net gains (losses) on fair value hedging relationships:
Interest rate swaps – securities
Recognized on hedged items	$—	$2,181	$—	$1,044
Recognized on derivatives designated as hedging instruments	—	(2,181)	—	(1,044)
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	822	—	1,272
Net income recognized on fair value hedges	$—	$822	$—	$1,272
Net gain on cash flow hedging relationships:
Interest rate swaps – brokered deposits and borrowings
Realized gains, pre-tax, reclassified from accumulated other comprehensive loss into net income	$1,812	$—	$4,021	$—
Net income recognized on cash flow hedges	$1,812	$—	$4,021	$—

Changes in the fair value of the non-hedging derivatives recognized in “Noninterest income” on the Consolidated Statements of Income and included in gain on sale of loans resulted in net losses of $266,000 and $149,000 for the three months ended September 30, 2025 and 2024, and net gains of $3,000 and $201,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Net Amount
At September 30, 2025
Interest rate swaps	$1,997	$224	$1,773	$—	$—	$1,773

At December 31, 2024
Interest rate swaps	$7,844	$538	$7,306	$—	$740	$6,566

Net Amounts of
		Gross Amounts	Liabilities	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Balance Sheets	Balance Sheets	Instruments	Posted	Net Amount
At September 30, 2025
Interest rate swaps	$718	$53	$665	$—	$660	$5

At December 31, 2024
Interest rate swaps	$—	$—	$—	$—	$—	$—

Credit Risk–Related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At September 30, 2025, the Company had $660,000 of collateral posted due to this provision.  Receivables related to cash collateral that has been paid to counterparties is included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 6 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment.  At  September 30, 2025, these leases have remaining terms ranging from two months to nine years and ten months, with some including options to extend for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
Lease cost:	2025	2024
Operating lease cost	$494	$464
Short-term lease cost	7	2
Total lease cost	$501	$466

	Nine Months Ended September 30,
Lease cost:	2025	2024
Operating lease cost	$1,459	$1,414
Short-term lease cost	21	10
Total lease cost	$1,480	$1,424

The following table provides supplemental information related to operating leases at or for the three and nine months ended September 30, 2025 and 2024:

	At or For the Three months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$508	$483
Weighted average remaining lease term- operating leases (in years)	4.7	3.5
Weighted average discount rate- operating leases	3.83%	3.01%

	At or For the Nine months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$1,496	$1,462
Weighted average remaining lease term- operating leases (in years)	4.7	3.5
Weighted average discount rate- operating leases	3.83%	3.01%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at  September 30, 2025 for future periods are as follows:

Remainder of 2025	$491
2026	1,941
2027	1,683
2028	1,066
2029	947
Thereafter	1,931
Total lease payments	8,059
Less imputed interest	(1,066)
Total	$6,993

NOTE 7 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	September 30,	December 31,
	2025	2024
Noninterest-bearing checking	$648,661	$627,679
Interest-bearing checking	199,527	176,561
Savings	167,006	154,188
Money market (1)	354,333	341,615
Certificates of deposit less than $100,000 (2)	682,004	440,257
Certificates of deposit of $100,000 through $250,000	462,397	455,594
Certificates of deposit greater than $250,000	155,373	133,045
Escrow accounts related to mortgages serviced (3)	17,191	10,479
Total	$2,686,492	$2,339,418

(1)	Includes $251,000 and $279,000 of brokered deposits at September 30, 2025 and December 31, 2024, respectively.
(2)	Includes $369.4 million and $143.1 million of brokered deposits at September 30, 2025 and December 31, 2024, respectively.
(3)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at September 30, 2025 for future periods ending are as follows:

Maturing in 2025	$582,010
Maturing in 2026	662,486
Maturing in 2027	35,390
Maturing in 2028	11,409
Maturing in 2029 and thereafter	8,479
Total	$1,299,774

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest-bearing checking	$1,007	$580	$2,573	$1,919
Savings and money market	2,167	1,981	6,136	5,593
Certificates of deposit	11,688	10,925	33,731	32,108
Total	$14,862	$13,486	$42,440	$39,620

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	September 30,	December 31,
CRE LOANS	2025	2024
CRE	$2,255	$1,132
Commercial and speculative construction and development	220,663	135,006
Multi-family	6,896	5,876
Total CRE loans	229,814	142,014
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	54,927	23,138
Home equity	100,769	97,358
Residential custom construction	39,447	39,125
Total residential real estate loans	195,143	159,621
CONSUMER LOANS	30,125	28,566
COMMERCIAL BUSINESS LOANS
C&I	141,186	174,292
Warehouse lending	55,993	53,978
Total commercial business loans	197,179	228,270
Total commitments to extend credit	$652,261	$558,471

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and ultimately may not be drawn on to the total extent to which the Company is committed. The Company’s ACL – unfunded loan commitments at September 30, 2025 and December 31, 2024 was $2.1 million and $1.4 million, respectively. The Company recorded a provision for credit losses – unfunded loan commitments of $457,000 and $675,000 for the three and nine months ended  September 30, 2025, respectively, as compared to a recovery for credit losses – unfunded loan commitments of $78,000 and $24,000 for the three and nine months ended September 30, 2024, respectively. The increase in provision for the 2025 periods was primarily attributable to an $85.7 million increase in commercial and speculative construction and development loan commitments.

A portion of the one-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated reserve.  The Company's derivative positions are presented with the discussion in “Note 5 – Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through September 30, 2025, total loans serviced on behalf of the FHLB of Des Moines were $8.4 million with the FLA totaling $581,000 and the CE obligation at $389,000 or 4.6% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At both September 30, 2025 and December 31, 2024, there were no loans sold and serviced on behalf of the FHLB of Des Moines that were greater than 90 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.8 million and $2.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at September 30, 2025 and December 31, 2024, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at September 30, 2025.

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

Loans Receivable – Certain residential mortgage loans were initially originated for sale with the fair value option elected; after origination, these loans were transferred to loans held for investment. As of September 30, 2025 and December 31, 2024, there were $12.6 million and $12.7 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale, at fair value to loans held for investment. The aggregate unpaid principal balance of these loans was $13.2 million and $13.8 million as of September 30, 2025 and December 31, 2024, respectively. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the three months ended  September 30, 2025, the Company recorded a net increase in fair value of $203,000, as compared to a net increase in fair value of $262,000, for the three months ended  September 30, 2024.   For the nine months ended  September 30, 2025 and 2024, the Company recorded a net increase in fair value of $469,000 and $448,000, respectively.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At September 30, 2025
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,988	$—	$17,988
Corporate securities	—	15,451	—	15,451
Municipal bonds	—	70,705	—	70,705
Mortgage-backed securities	—	197,222	—	197,222
Asset-backed securities	—	10,329	—	10,329
Mortgage loans held for sale, at fair value	—	38,579	—	38,579
Loans receivable, at fair value	—	12,571	—	12,571
Derivatives:
Interest rate lock commitments with customers	—	—	275	275
Forward TBA mortgage-backed securities	—	30	—	30
Interest rate swaps - cash flow and fair value hedges	—	1,714	—	1,714
Interest rate swaps - dealer offsets to customer swap positions	—	59	—	59
Total assets measured at fair value	$—	$364,648	$275	$364,923
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(59)	$—	$(59)
Interest rate swaps - cash flow and fair value hedges	—	(665)	—	(665)
Mandatory and best effort forward commitments with investors	—	—	(28)	(28)
Total liabilities measured at fair value	$—	$(724)	$(28)	$(752)

Financial Assets	At December 31, 2024
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,138	$—	$17,138
Corporate securities	—	15,126	—	15,126
Municipal bonds	—	70,344	—	70,344
Mortgage-backed securities	—	167,186	—	167,186
Asset-backed securities	—	11,381	—	11,381
Mortgage loans held for sale, at fair value	—	27,835	—	27,835
Loans receivable, at fair value	—	12,728	—	12,728
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	31	31
Interest rate lock commitments with customers	—	—	103	103
Forward TBA mortgage-backed securities	—	180	—	180
Interest rate swaps- cash flow and fair value hedges	—	7,244	—	7,244
Interest rate swaps - dealer offsets to customer swap positions	—	62	—	62
Total assets measured at fair value	$—	$329,224	$134	$329,358
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(61)	$—	$(61)
Total liabilities measured at fair value	$—	$(61)	$—	$(61)

The following tables present financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at September 30, 2025 and  December 31, 2024. Level 3 assets recorded at fair value on a nonrecurring basis included loans for which a partial charge-off was recorded based on the fair value of collateral.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$9,349	$9,349
MSRs	—	—	21,691	21,691

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$1,130	$1,130
MSRs	—	—	21,043	21,043

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Rate
Fair Value	Valuation	Unobservable		September 30,	December 31,
Instruments	Techniques	Inputs	Range	2025	2024
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	89.9%	94.0%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	89.9%	94.0%
NONRECURRING
Collateral dependent loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 25%	12.0%	—%
MSRs	Industry sources	Pre-payment speeds	0% - 50%	8.3%	8.3%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2025	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$409	$864	$(998)	$275	$(134)	$—
Individual forward sale commitments with investors	(162)	(92)	226	(28)	134	—
September 30, 2024
Interest rate lock commitments with customers	$378	$1,587	$(1,673)	$292	$(86)	$—
Individual forward sale commitments with investors	(316)	(1,138)	1,377	(77)	239	—

		Purchases			Net change in	Net change in
Nine Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2025	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$103	$3,104	$(2,932)	$275	$172	$—
Individual forward sale commitments with investors	31	(345)	286	(28)	(59)	—
September 30, 2024
Interest rate lock commitments with customers	$329	$3,245	$(3,282)	$292	$(37)	$—
Individual forward sale commitments with investors	(188)	(1,117)	1,228	(77)	(111)	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	September 30, 2025		December 31, 2024
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$61,280	$61,280	$31,635	$31,635
Certificates of deposit at other financial institutions	—	—	1,727	1,727
Level 2 inputs:
Securities available-for-sale, at fair value	311,695	311,695	281,175	281,175
Securities held-to-maturity, gross	31,606	32,142	8,500	8,144
Loans held for sale, at fair value	38,579	38,579	27,835	27,835
FHLB stock, at cost	7,975	7,975	15,621	15,621
Forward TBA mortgage-backed securities	30	30	180	180
Loans receivable, at fair value	12,571	12,571	12,728	12,728
Interest rate swaps - cash flow and fair value hedges	1,714	1,714	7,244	7,244
Interest rate swaps - dealer offsets to customer swap positions	59	59	62	62
Level 3 inputs:
Loans receivable, gross	2,617,086	2,525,412	2,521,093	2,385,213
MSRs, held at lower of cost or fair value	8,506	21,691	9,204	21,043
Mandatory and best effort forward commitments with investors	—	—	31	31
Fair value interest rate locks with customers	275	275	103	103
Financial Liabilities
Level 2 inputs:
Time deposits	1,299,774	1,300,722	1,028,896	1,024,663
Borrowings	129,305	128,100	307,806	307,408
Subordinated notes, excluding unamortized debt issuance costs	50,000	48,654	50,000	45,504
Interest rate swaps - cash flow and fair value hedges	665	665	—	—
Interest rate swaps - customer swap positions	59	59	61	61
Level 3 inputs:
Mandatory and best effort forward commitments with investors	28	28	—	—

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator:	2025	2024	2025	2024
Net income	$9,177	$10,286	$24,926	$27,642
Dividends and undistributed earnings allocated to participating securities	(176)	(165)	(443)	(450)
Net income available to common shareholders	$9,001	$10,121	$24,483	$27,192
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,488,139	7,676,102	7,587,202	7,689,277
Dilutive shares	135,104	178,287	110,759	188,569
Diluted weighted average common shares outstanding	7,623,243	7,854,389	7,697,961	7,877,846
Basic earnings per share	$1.20	$1.32	$3.23	$3.54
Diluted earnings per share	$1.18	$1.29	$3.18	$3.45
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	19,771	—	12,382	14,151

NOTE 11 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At September 30, 2025, there were 52,060 stock option awards and 500 RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $583,000 and $1.6 million for the three and nine months ended  September 30, 2025, and $464,000 and $1.2 million for the three and nine months ended  September 30, 2024, respectively.

Stock Options

The 2018 Plan provides for the grant of stock option awards that may be designated as either incentive stock options or nonqualified stock options. Stock option awards generally vest over a one-year period for non-employee directors, and over a four-or five-year period for employees and officers with annual vesting in equal installments on the anniversary date of each grant date provided the award recipient remains in continuous service with the Company.  Options become exercisable after vesting and remain exercisable for the remaining term of the original grant, subject to a maximum term of 10 years. Any unexercised stock options expire 10 years after the grant date, or earlier upon the termination of the recipient's service with the Company or the Bank. The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model which incorporates the following assumptions.

	September 30,	December 31,
	2025	2024
Dividend yield	2.79%	2.57%
Expected volatility	38.45%	29.55%
Risk-free interest rate	3.98%	3.82%
Expected term in years	6.2	6.3
Weighted-average grant date fair value per option granted	$13.21	$11.36

The dividend yield is based on the current quarterly dividend in effect at the time of the grant. The historical volatility of the Company's stock price over a specified period of time is used for the expected volatility.  The Company bases the risk-free interest rate on the comparable U.S. Treasury rate for the discount rate associated with the stock in effect on the date of the grant. The Company elected to use Staff Accounting Bulletin 107, simplified expected term calculation for the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting, 6.25 years for four-year vesting, and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Value
Outstanding at January 1, 2025	537,901	$31.55	6.75	$5,187,207
Granted	138,372	40.14	9.87	—
Less exercised	(6,000)	29.30	—	80,460
Outstanding at September 30, 2025	670,273	$33.34	6.83	$4,595,894

Expected to vest, assuming a 0.31% annual forfeiture rate at, September 30, 2025 (1)	652,718	$33.21	6.77	4,555,924

Exercisable at September 30, 2025	383,098	$30.15	5.35	$3,789,646

(1)	Forfeiture rate has been calculated and estimated, based on historical employment data, to assume a forfeiture of 3.1% of the options over 10 years.

At September 30, 2025, there was $3.1 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

Restricted Stock Awards

The RSAs’ fair value is equal to the market price of FS Bancorp’s common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares granted under the 2018 Plan generally vest over a four- or five-year period for employees and officers, beginning on the grant date, and over a one-year period for non-employee directors, with vesting occurring at the end of the one-year period.  Any nonvested RSAs are forfeited upon the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2025	103,063	$35.05
Granted	37,872	40.14
Less vested	(37,964)	30.75
Nonvested at September 30, 2025	102,971	$37.73

At September 30, 2025, there was $3.7 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as “well capitalized”. At September 30, 2025, the Bank was categorized as “well capitalized” under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at September 30, 2025, that the Bank met all capital adequacy requirements.

The following tables compare the Bank’s actual capital amounts and ratios to their minimum regulatory capital requirements and well capitalized regulatory capital at the dates indicated:

								To be Well Capitalized
					For Capital			Under Prompt
			For Capital		Adequacy With			Corrective
	Actual		Adequacy Purposes		Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At September 30, 2025
Total risk-based capital (to risk-weighted assets)	$382,049	13.81%	$221,372	8.00%		$290,551	10.50%	$276,715	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	$349,690	12.64%	$166,029	6.00%		$235,208	8.50%	$221,372	8.00%
Tier 1 leverage capital (to average assets)	$349,690	10.96%	$127,647	4.00%	$	N/A	N/A	$159,558	5.00%
CET 1 capital (to risk-weighted assets)	$349,690	12.64%	$124,522	4.50%		$193,701	7.00%	$179,865	6.50%

At December 31, 2024
Total risk-based capital (to risk-weighted assets)	$368,953	14.18%	$208,174	8.00%		$273,228	10.50%	$260,218	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	$336,416	12.93%	$156,131	6.00%		$221,185	8.50%	$208,174	8.00%
Tier 1 leverage capital (to average assets)	$336,416	11.24%	$119,741	4.00%	$	N/A	N/A	$149,676	5.00%
CET 1 capital (to risk-weighted assets)	$336,416	12.93%	$117,098	4.50%		$182,152	7.00%	$169,141	6.50%

In addition to the minimum CET 1, Tier 1, total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels.  Failure to maintain the required buffer could result in limitations on the Bank's ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income.  At September 30, 2025, the Bank’s capital exceeded the conservation buffer.

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

Under Federal Reserve regulations, a bank holding company is considered a small bank holding company if its total consolidated assets are below $3.0 billion as of June 30 of a given year.  The Company's total consolidated assets were below $3.0 billion as of June 30, 2024, and therefore, the Company qualified as a small bank holding company for regulatory purposes for the 2024 calendar year.  As of June 30, 2025, the Company's total consolidated assets exceeded $3.0 billion, and accordingly, the Company ceased to qualify as a small bank holding company as of that reporting period.  As a result, the Company is subject to all regulatory requirements applicable to larger bank holding companies, including enhanced reporting, capital, and governance standards.

The following table presents the Company's regulatory capital ratios at the dates indicated:

	At September 30,	At December 31,
Company Only	2025	2024
Total risk-based capital (to risk-weighted assets)	13.93%	14.53%
Tier 1 risk-based capital (to risk-weighted assets)	10.95%	11.36%
Tier 1 leverage capital (to average assets)	9.49%	9.87%
CET 1 capital (to risk-weighted assets)	10.95%	11.36%

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

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At September 30, 2025, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary markets as well as loans held for investment. A majority of these mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or the FHLB of Des Moines, while the Company generally retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration (“FHA”), US Department of Veterans Affairs (“VA”), and United States Department of Agriculture (“USDA”) are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSRs portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with the secondary market loan sales and the retained one-to-four-family MSRs within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP for cost of funds. Noninterest expense includes allocated overhead expense from general corporate activities. Allocation is determined based on a combination of segment assets and FTEs.  For the three and nine months ended September 30, 2025 and 2024, the Home Lending segment included allocated overhead expenses of $1.8 million and $5.5 million, compared to $1.8 million and $4.8 million, respectively.

Segment Financial Results

Accounting policies for segments are consistent with those described in “Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.”  Segment performance is evaluated using net income.  Indirect expenses are allocated based on segment assets and full-time equivalent employees (“FTEs”).  Transactions among segments are made at fair value.  Information reported internally for performance assessment by the CFO follows, inclusive of reconciliations of significant segment totals to the financial statements at or for the three and nine months ended September 30, 2025 and 2024:

	At or For the Three Months Ended September 30, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$37,419	$9,245	$46,664
Interest income - other interest earnings assets	4,309	—	4,309
Total interest income by segment	41,728	9,245	50,973

Gain on sale of loans	63	2,376	2,439
Other income	2,338	817	3,155
Intersegment income	(323)	323	—
Total noninterest income by segment	2,078	3,516	5,594

Total income by segment	43,806	12,761	56,567

Expense:
Interest expense - deposits	14,857	6	14,863
Interest expense - borrowings	1,935	—	1,935
Interest expense - subordinated note	384	101	485
Interest expense - intersegment	(6,259)	6,259	—
Total interest expense by segment	10,917	6,366	17,283

Provision for credit losses by segment	2,150	159	2,309

Salaries and benefits	8,032	1,803	9,835
Overhead allocation	5,761	1,810	7,571
Other segment items (1)	6,342	1,640	7,982
Total noninterest expense by segment	20,135	5,253	25,388

Income before provision for income taxes by segment	10,604	983	11,587
Provision for income taxes by segment	(2,203)	(207)	(2,410)
Net income by segment	$8,401	$776	$9,177

Other segment disclosures:
Segment assets	$2,546,789	$662,036	$3,208,825
FTEs	460	115	575

	At or For the Three Months Ended September 30, 2024
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$35,591	$8,209	$43,800
Interest income - other interest earnings assets	3,243	—	3,243
Total interest income by segment	38,834	8,209	47,043

Gain on sale of loans	—	2,523	2,523
Gain on sale of MSRs	(372)	513	141
Gain on sale of investment securities	11	—	11
Other income	2,433	859	3,292
Intersegment income	185	(185)	—
Total noninterest income by segment	2,257	3,710	5,967

Total income by segment	41,091	11,919	53,010

Expense:
Interest expense - deposits	13,485	1	13,486
Interest expense - borrowings	1,828	—	1,828
Interest expense - subordinated note	384	101	485
Interest expense - intersegment	(5,475)	5,475	—
Total interest expense by segment	10,222	5,577	15,799

Provision for credit losses by segment	1,331	182	1,513

Salaries and benefits	7,464	2,094	9,558
Overhead allocation	6,040	1,762	7,802
Other segment items (1)	6,695	1,777	8,472
Total noninterest expense by segment	20,199	5,633	25,832

Income before provision for income taxes by segment	9,339	527	9,866
(Provision) benefit for income taxes by segment	(71)	491	420
Net income by segment	$9,268	$1,018	$10,286

Other segment disclosures:
Segment assets	$2,358,004	$614,665	$2,972,669
FTEs	442	117	559

	At or For the Nine Months Ended September 30, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$108,430	$26,574	$135,004
Interest income - other interest earnings assets	11,459	—	11,459
Total interest income by segment	119,889	26,574	146,463

Gain on sale of loans	63	6,048	6,111
Other income	7,533	2,246	9,779
Intersegment income	(975)	975	—
Total noninterest income by segment	6,621	9,269	15,890

Total income by segment	126,510	35,843	162,353

Expense:
Interest expense - deposits	42,430	10	42,440
Interest expense - borrowings	5,783	—	5,783
Interest expense - subordinated note	1,155	301	1,456
Interest expense - intersegment	(17,876)	17,876	—
Total interest expense by segment	31,492	18,187	49,679

Provision for credit losses by segment	5,320	602	5,922

Salaries and benefits	23,571	6,061	29,632
Overhead allocation	17,323	5,463	22,786
Other segment items (1)	19,731	3,796	23,527
Total noninterest expense by segment	60,625	15,320	75,945

Income before provision for income taxes by segment	29,073	1,734	30,807
Provision for income taxes by segment	(5,517)	(364)	(5,881)
Net income by segment	$23,556	$1,370	$24,926

Other segment disclosures:
Segment assets	$2,546,789	$662,036	$3,208,825
FTEs	460	115	575

	At or For the Nine Months Ended September 30, 2024
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$104,438	$22,765	$127,203
Interest income - other interest earnings assets	10,660	—	10,660
Total interest income by segment	115,098	22,765	137,863

Gain on sale of loans	—	6,824	6,824
Gain on sale of MSRs	6,987	1,369	8,356
Loss on sale of investment securities	(7,836)	—	(7,836)
Other income	7,056	2,546	9,602
Intersegment income	712	(712)	—
Total noninterest income by segment	6,919	10,027	16,946

Total income by segment	122,017	32,792	154,809

Expense:
Interest expense - deposits	39,615	5	39,620
Interest expense - borrowings	4,796	—	4,796
Interest expense - subordinated note	1,167	289	1,456
Interest expense - intersegment	(15,229)	15,229	—
Total interest expense by segment	30,349	15,523	45,872

Provision for credit losses by segment	3,796	193	3,989

Salaries and benefits	22,557	6,182	28,739
Overhead allocation	16,278	4,797	21,075
Other segment items (1)	19,415	3,989	23,404
Total noninterest expense by segment	58,250	14,968	73,218

Income before provision for income taxes by segment	29,622	2,108	31,730
(Provision) benefit for income taxes by segment	(4,253)	165	(4,088)
Net income by segment	$25,369	$2,273	$27,642

Other segment disclosures:
Segment assets	$2,358,004	$614,665	$2,972,669
FTEs	442	117	559

(1)	Other segment items include operations, occupancy, data processing, loan costs, professional and board fees, marketing and advertising, and (recovery) impairment of MSRs.

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  September 30, 2025, and December 31, 2024, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in the branch purchase on February 24, 2023 (“Branch Acquisition”), and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an impairment analysis at December 31, 2024, and determined that no impairment of goodwill existed.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of September 30, 2025, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended  December 31, 2024, and the nine months ended September 30, 2025.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2023	$24,928	$(7,585)	$17,343
Amortization	—	(3,633)	(3,633)
Balance, December 31, 2024	24,928	(11,218)	13,710
Amortization	—	(2,426)	(2,426)
Balance, September 30, 2025	$24,928	$(13,644)	$11,284

The CDI represents the fair value assigned to the intangible core deposit base acquired in business combinations. The CDI from the Branch Acquisition is being amortized on an accelerated basis over 10 years, while the CDI from the Anchor Bank acquisition (completed in  November 2018) is being amortized on a straight-line basis over 10 years.  Amortization expense was $787,000 and $2.4 million for the three and nine months ended September 30, 2025, compared to $897,000 and $2.8 million for the same periods in 2024, respectively.

Amortization expense for CDI is expected to be as follows at September 30, 2025:

Remainder of 2025	$766
2026	2,845
2027	2,500
2028	2,110
2029	1,283
Thereafter	1,780
Total	$11,284

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

●	our ability to control operating costs and expenses;
●	expectations regarding key growth initiatives and strategic priorities;
●	retention of key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
●	the ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;
●	legislation or regulatory changes including, but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;

●	our ability to pay dividends on our common stock;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
●	inability of key third-party service providers to perform their obligations to us;
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

At September 30, 2025, the Company's loan portfolio included commercial real estate loans, residential real estate loans, consumer loans, and commercial business loans representing 35.4%, 29.1%, 22.9%, and 12.4% of the portfolio, respectively.

Indirect home improvement loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large segment of the consumer loan portfolio. These indirect home improvement loans are dependent on the Company’s contractor/dealer network of 33 currently active fixture dealerships located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire. During the three months ended September 30, 2025, the Company originated 1,691 indirect home improvement loans with an aggregate total of $38.4 million. Five contractor/dealers accounted for 75.7% of the dollar volume funded in this category.  In addition, four states represented nearly three-quarters of the loan originations: Washington, Oregon, California, and Idaho with 35.9%, 20.0%, 15.6%, and 4.9% of total loan volume, respectively.

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $166.9 million of one-to-four-family loans (which included loans held for sale, loans held for investment and fixed seconds) in addition to $8.7 million of loans brokered to other institutions through the home lending segment during the three months ended September 30, 2025, of which $156.4 million were sold to investors. Of the loans sold to investors, $53.8 million were sold to the FNMA, FHLMC, FHLB, and/or GNMA with servicing rights retained for the purpose of further developing these customer relationships.

For the three months ended September 30, 2025, one-to-four-family loan originations and refinancing activity decreased compared to the prior quarter as a result of economic volatility in the markets. Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, continues to be an important element in our total loan portfolio, and we continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically have a maturity period of six to 18 months, with disbursements not fully realized at origination, leading to a short-term reduction in net loans receivable.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Assets. Total assets increased $179.6 million to $3.21 billion at September 30, 2025, from $3.03 billion at December 31, 2024, primarily due to increases of $97.7 million in loans receivable, net,  $30.5 million in securities available-for-sale, $29.6 million in total cash and cash equivalents, $22.9 million in securities held-to-maturity, and $10.7 million in loans held for sale, partially offset by decreases of $7.6 million in FHLB stock, $4.4 million in other assets, $2.4 million in core deposits intangible, net, and $1.7 million in certificates of deposit at other financial institutions. Asset growth was primarily funded by brokered deposits.

Loans receivable, net, increased $97.7 million to $2.60 billion at September 30, 2025, compared to $2.50 billion at December 31, 2024.

● Commercial real estate (“CRE”) loans increased $61.4 million, primarily reflecting:

○ $45.9 million in commercial and speculative construction and development loans,

○ $17.4 million in multi-family loans, and

○ $318,000 in CRE owner occupied loans,

○ partially offset by a $2.2 million decrease in CRE non–owner occupied loans.

● Residential real estate loans increased $27.5 million, driven by:

○ $12.4 million in one-to-four-family loans (excluding loans held for sale),

○ $11.7 million in home equity loans, and

○ $3.4 million in residential custom construction loans.

● Total undisbursed construction and development loan commitments increased $86.0 million to $260.1 million at September 30, 2025, from $174.1 million at December 31, 2024.

● Commercial business loans increased $26.4 million, reflecting increases of $24.2 million in commercial and industrial (“C&I”) loans and $2.2 million in warehouse lending.

● Consumer loans decreased $19.4 million, primarily due to declines of $14.3 million in indirect home improvement loans and $4.7 million in marine loans.

Overall, loan growth was concentrated in commercial construction and development, multi-family, and residential real estate segments, reflecting continued demand in those markets. Consumer balances, primarily indirect home improvement loans, declined presumably due to volatile economic conditions, as the Company continued to manage indirect exposures.

Loans held for sale, consisting of one-to-four-family loans, increased $10.7 million to $38.6 million at September 30, 2025, from $27.8 million at December 31, 2024. The Company continues to invest in its home lending operations and strategically manage production capacity in the markets we serve.

One-to-four-family loan originations for the nine months ended September 30, 2025, included $354.2 million of loans originated for sale, $147.4 million of portfolio loans including first and second liens, and $18.7 million of loans brokered to other institutions.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2025		2024
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$446,631	85.8%	$497,705	88.8%	$(51,074)	(10.3)%
Refinance	73,697	14.2	62,546	11.2	11,151	17.8%
Total	$520,328	100.0%	$560,251	100.0%	$(39,923)	(7.1)%

During the nine months ended September 30, 2025, the Company sold $375.4 million of one-to-four-family loans, compared to $426.0 million for the same period one year ago. The decrease in loan sales reflects a more competitive market environment and lower purchase volume, partially offset by higher refinance activity.  The Company remains focused on managing loan production capacity and maintaining a pipeline consistent with market demand.  Gross margin on home loan sales was 3.14% for the nine months ended September 30, 2025, compared to 3.06% for the nine months ended September 30, 2024. Gross margin is defined as the margin on loans sold without the impact of deferred loan costs.

The ACL on loans totaled $30.1 million, or 1.14%, of gross loans receivable (excluding loans held for sale), at  September 30, 2025, compared to $31.9 million, or 1.26%, at  December 31, 2024. The ACL on unfunded loan commitments increased $675,000 to $2.1 million at  September 30, 2025, from $1.4 million at  December 31, 2024, primarily reflecting growth in commercial and speculative construction and development loan commitments.  Total loans 30 days or more past due decreased to $18.5 million, or 0.70% of total loans, from $22.2 million, or 0.88%, over the same period, reflecting continued repayment performance in the broader loan portfolio.

Nonperforming loans, consisting solely of nonaccrual loans, increased $4.8 million to $18.4 million at  September 30, 2025, from $13.6 million at December 31, 2024.  The increase was primarily due to construction and development CRE loans, which increased $4.2 million to $9.2 million, indirect home improvement loans, which increased $2.1 million to $3.8 million, and one-to-four-family residential loans, which increased $1.6 million to $1.8 million. These increases were partially offset by a decrease of $2.8 million in nonaccrual commercial business loans, to $599,000, and a decrease of $724,000 in nonaccrual CRE owner-occupied loans, to $2.0 million.  The increase in nonperforming loans reflects continued elevated losses in certain consumer loans due to strained economic conditions and in construction and development loans due to a collateral deficiency on a commercial construction project.  The deficiency had been fully reserved in previous periods, accordingly, no offsetting provisions were recorded.  Consequently, the ratio of nonperforming loans to total gross loans rose to 0.70% at September 30, 2025, from 0.54% at December 31, 2024.

Classified loans, all of which were classified as substandard, totaled $27.1 million at  September 30, 2025, compared to $22.9 million at December 31, 2024. The coverage ratio of the ACL on loans to nonperforming loans was 163.8% at  September 30, 2025, compared to 234.3% at December 31, 2024. The decline in the coverage ratio primarily reflects the $2.3 million partial charge-off on a CRE loan that was previously reserved combined with the increase in nonperforming loans.

Asset quality trends reflect growth in construction, multi-family, and residential loan segments, ongoing elevated losses in certain consumer loan portfolios, and the Company’s continued risk management and monitoring of nonperforming and substandard exposures.

Liabilities. Total liabilities increased $174.9 million to $2.91 billion at September 30, 2025, from $2.73 billion at December 31, 2024, primarily due to an increase of $347.1 million in deposits, offset by a decrease of $178.5 million in borrowings. The loan-to-deposit ratio was approximately 99.3% at September 30, 2025, compared to approximately 109.5% at December 31, 2024, reflecting the mix shift toward deposits, particularly brokered CDs, to fund asset growth and reduce wholesale borrowings.

Total deposits increased $347.1 million to $2.69 billion at September 30, 2025, from $2.34 billion at December 31, 2024, reflecting increases in all deposit categories. Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) increased $50.7 million to $865.4 million at September 30, 2025, from $814.7 million at December 31, 2024 This increase was due to increases of $23.0 million in interest-bearing checking, $21.0 million in noninterest-bearing checking and $6.7 million in escrow accounts related to mortgages serviced, reflecting higher customer balances and increased activity in mortgage servicing.  Money market and savings accounts increased $25.5 million to $521.3 million at September 30, 2025, from $495.8 million at December 31, 2024, due to customer preference for liquidity and slightly higher balances in retail and business savings accounts.

CDs, which include both retail and non-retail CDs, increased $270.9 million to $1.3 billion at September 30, 2025, from $1.03 billion at December 31, 2024.  Retail CDs increased $50.8 million to $924.9 million at September 30, 2025, from $874.1 million at December 31, 2024. Non-retail CDs, which include brokered CDs, online CDs and public funds CDs increased $220.0 million to $374.8 million, compared to $154.8 million at December 31, 2024, was primarily due to an increase of $226.4 million in brokered CDs. Non-retail CDs represented 28.8% and 15.0% of total CDs at September 30, 2025 and December 31, 2024, respectively. The increase in non-retail CDs aligns with the Company's strategy to manage interest rate risk and liquidity by accessing larger and more diversified funding sources at competitive rates that were only slightly higher than local market rates, and to reduce reliance on higher cost borrowings.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	September 30,	December 31,
	2025	2024
Noninterest-bearing checking	$648,661	$627,679
Interest-bearing checking	199,527	176,561
Savings	167,006	154,188
Money market (1)	354,333	341,615
CDs less than $100,000 (2)	682,004	440,257
CDs of $100,000 through $250,000	462,397	455,594
CDs greater than $250,000 (3)	155,373	133,045
Escrow accounts related to mortgages serviced (4)	17,191	10,479
Total	$2,686,492	$2,339,418

(1)	Includes $251,000 and $279,000 of brokered deposits at September 30, 2025 and December 31, 2024, respectively.
(2)	Includes $369.4 million and $143.1 million of brokered CDs at September 30, 2025 and December 31, 2024, respectively.
(3)	CDs that meet or exceed the FDIC insurance limit.
(4)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $694.4 million or 25.8% of total deposits, at September 30, 2025, compared to approximately $652.7 million or 27.9% of total deposits at December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Borrowings decreased $178.5 million to $129.3 million at September 30, 2025, from $307.8 million at December 31, 2024.  The decrease reflects the repayment of higher-cost borrowings using lower-cost brokered deposits, consistent with the Company’s funding and liquidity strategy. At September 30, 2025, borrowings were solely comprised of FHLB advances.

Stockholders’ Equity. Total stockholders’ equity increased $4.7 million to $300.5 million at September 30, 2025, from $295.8 million at December 31, 2024.  The increase primarily reflects net income of $24.9 million, partially offset by share repurchases of $13.9 million, cash dividends paid totaling $8.2 million, and $1.6 million in equity award compensation. Additionally, the issuance of common stock under the employee stock purchase plan contributed $937,000, reflecting the issuance of 23,456 shares of Company common stock.  Stockholders' equity was also impacted by the increase in accumulated other comprehensive loss, net of tax of $213,000, primarily due to decreases in unrealized net gains on fair value and cash flow hedges of $4.6 million, net of tax, reflecting changes in market interest rates during the quarter, partially offset by an improvement in unrealized net losses on securities available-for-sale of $4.4 million, net of tax.

Book value per common share was $40.43 at September 30, 2025, compared to $38.26 at December 31, 2024.  The calculation of book value per share at September 30, 2025, was based on 7,432,359 common shares, derived by subtracting the 102,971 unvested restricted stock shares from the 7,535,330 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2024, was calculated based on 7,729,951 common shares, after deducting 103,063 unvested restricted stock shares from the 7,833,014 reported common shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

General. Net income was $9.2 million for the three months ended September 30, 2025, compared to $10.3 million for the three months ended September 30, 2024. The decrease was primarily due to a $2.8 million, or 673.8%, increase in  provision for income tax expense, a $796,000, or 52.6%, increase in provision for loan losses, and a $373,000 decrease in total noninterest income, partially offset by a $2.4 million, or 7.8%, increase in net interest income and a $444,000, or 1.7%, reduction in total noninterest expense.

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

(Dollars in thousands)	For the Three Months Ended
	September 30, 2025			September 30, 2024
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,651,111	$46,664	6.98%	$2,536,106	$43,800	6.87%
Taxable investment securities (3)(4)	285,111	3,244	4.51%	181,249	1,947	4.27%
Tax exempt securities (3)	79,341	467	2.34%	78,208	503	2.56%
FHLB stock	10,082	224	8.81%	10,739	246	9.11%
Interest-bearing deposits at other financial institutions	34,857	374	4.26%	48,546	547	4.48%
Total interest-earning assets	3,060,502	50,973	6.61%	2,854,848	47,043	6.56%
Noninterest-earning assets	124,955			105,941
Total assets	$3,185,457			$2,960,789
LIABILITIES
Savings and money market	$515,051	2,167	1.67%	$498,396	1,981	1.58%
Interest-bearing checking	211,031	1,007	1.89%	168,637	580	1.37%
Certificates of deposit	1,221,748	11,689	3.80%	1,070,760	10,925	4.06%
Borrowings	176,234	1,935	4.36%	191,279	1,828	3.80%
Subordinated notes	49,633	485	3.88%	49,567	485	3.89%
Total interest-bearing liabilities	2,173,697	17,283	3.15%	1,978,639	15,799	3.18%
Noninterest-bearing accounts	668,908			650,852
Other noninterest-bearing liabilities	38,746			40,606
Total liabilities	$2,881,351			$2,670,097
Net interest income		$33,690			$31,244
Net interest rate spread			3.45%			3.38%
Net earning assets	$886,805			$876,209
Net interest margin			4.37%			4.35%
Average interest-earning assets to average interest-bearing liabilities	140.80%			144.28%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.6 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $280,000 and $433,000 for the three months ended September 30, 2025 and 2024, respectively.

Net Interest Income. Net interest income increased $2.4 million to $33.7 million for the three months ended September 30, 2025, from $31.2 million for the three months ended September 30, 2024, primarily due to an increase in total interest income of $3.9 million, partially offset by an increase in total interest expense of $1.5 million. The $3.9 million increase in total interest income was primarily due to an increase of $2.9 million in interest income on loans receivable, including fees, driven primarily by an 11-basis point increase in the average yield earned on loans receivable as new loans were originated at higher rates and variable-rate loans repriced higher, and a higher average balance of loans outstanding. The $1.5 million increase in total interest expense was primarily the result of a shift in the funding mix toward brokered CDs, which were used to repay higher-cost borrowings in accordance with the Company's funding and liquidity strategy.

Net interest margin (“NIM”) (annualized) increased two basis point to 4.37% for the three months ended September 30, 2025, from 4.35% for the same period the prior year. The change in NIM reflects the increase in yields earned on interest-earning assets, along with a slight improvement in funding cost.

Interest Income. Total interest income for the three months ended September 30, 2025, increased $3.9 million to $51.0 million, from $47.0 million for the three months ended September 30, 2024. The $3.9 million increase in total interest income was primarily due to an increase of $2.9 million in interest income on loans receivable, including fees, primarily as a result of net loan growth and variable rate loans repricing higher.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2025 and 2024:

(Dollars in thousands)	Three Months Ended September 30,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,651,111	6.98%	$2,536,106	6.87%	$2,864
Taxable investment securities (3)(4)	285,111	4.51	181,249	4.27	1,297
Tax exempt securities (3)	79,341	2.34	78,208	2.56	(36)
FHLB stock	10,082	8.81	10,739	9.11	(22)
Interest-bearing deposits at other financial institutions	34,857	4.26	48,546	4.48	(173)
Total interest-earning assets	$3,060,502	6.61%	$2,854,848	6.56%	$3,930

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.6 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $280,000 and $433,000 for the three months ended September 30, 2025 and 2024, respectively.

Interest Expense. Total interest expense increased $1.5 million to $17.3 million for the three months ended September 30, 2025, from $15.8 million for the comparable quarter in 2024, primarily due to an increase of interest expense on deposits of $1.4 million. The higher deposit costs were a result of an increase in the average balance of deposits, partially offset by a decrease in the average interest paid. The increase in interest expense also reflects a strategic shift in deposit mix towards a higher proportion of CDs and interest-bearing checking accounts, which generally carry higher interest rates in the current market environment.

The average cost of total interest-bearing deposits decreased six basis points to 3.03%, for the three months ended September 30, 2025, compared to 3.09%, for the three months ended September 30, 2024. The average balance of total interest-bearing deposits increased $210.0 million to $1.95 billion for the three months ended September 30, 2025 and 2024, compared to $1.74 billion for the three months ended September 30, 2024. The decrease in the average cost of deposits primarily reflected lower rates paid on CDs, partially offset by higher rates paid on interest-bearing checking, savings, and money market accounts in the current rate environment.  The shift in the deposit mix toward a higher proportion of CDs, which generally bear higher rates than transaction accounts but lower rates than borrowings, also contributed to the change in funding costs.

The average cost of total interest-bearing liabilities decreased three basis points to 3.15% for the three months ended September 30, 2025, from 3.18% for the three months ended September 30, 2024. The average cost of funds, which includes noninterest-bearing checking, increased two basis points to 2.41% for the three months ended September 30, 2025, from 2.39% for the three months ended September 30, 2024, primarily reflecting a lower proportion of noninterest-bearing deposits in the overall funding mix.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the three months ended September 30, 2025 and 2024:

(Dollars in thousands)	Three Months Ended September 30,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$515,051	1.67%	$498,396	1.58%	$186
Interest-bearing checking	211,031	1.89	168,637	1.37	427
Certificates of deposit	1,221,748	3.80	1,070,760	4.06	764
Borrowings	176,234	4.36	191,279	3.80	107
Subordinated note	49,633	3.88	49,567	3.89	—
Total interest-bearing liabilities	$2,173,697	3.15%	$1,978,639	3.18%	$1,484

Provision for Credit Losses. For the three months ended September 30, 2025, the provision for credit losses was $2.3 million, consisting of a $1.9 million provision for credit losses on loans and a $457,000 provision for credit losses on unfunded loan commitments, compared to $1.5 million provision for the three months ended September 30, 2024, consisting of a $1.6 million provision for credit losses on loans, partially offset by a $79,000 reversal of the ACL on unfunded loan commitments. The increase in the provision for credit losses on loans primarily reflects growth in the loan portfolio, an increase in nonperforming loans, and higher net charge-offs.

Net loan charge-offs totaled $4.0 million for the three months ended September 30, 2025, compared to $1.6 million during the three months ended September 30, 2024. The increase was primarily due to a partial charge-off of $2.3 million on a commercial construction loan. A decline in national and local economic conditions, as a result of the effects of tariffs, inflation, or slowed economic growth, among other factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income decreased $373,000 to $5.6 million for the three months ended September 30, 2025, from $6.0 million for the three months ended September 30, 2024.  The decrease primarily reflects a $156,000 decrease in service charges and fee income and a $141,000 decrease in gain on sale of MSRs as there were no MSR sales in the current quarter compared to sales of $8.4 million during the same period last year.

Noninterest Expense. Noninterest expense was $25.4 million for the three months ended September 30, 2025, compared to $25.8 million for the three months ended September 30, 2024. The $444,000 decrease was primarily due to a $6,000 recovery in MSRs, compared to the prior year's $506,000 impairment, driven primarily by higher market interest rates, which reduced prepayment risk and increased the estimated value of mortgage servicing rights, a $372,000 decrease in data processing, a $130,000 decrease in professional and board fees, a $118,000 decrease in marketing and advertising, and a $110,000 decrease in amortization of core deposit intangibles. These decreases were partially offset by a $430,000 increase in salaries and benefits, primarily due to competitive wage adjustments and a $147,000 increase in operations expense.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, improved to 64.63% for the three months ended September 30, 2025, compared to 69.42% for the three months ended September 30, 2024, due to an increase in net interest income and a slight decrease in noninterest expense.

Provision for Income Taxes. For the three months ended September 30, 2025, the Company recorded a provision for income taxes of $2.4 million, compared to a $420,000 benefit for income taxes for the three months ended September 30, 2024. The increase in the provision for income taxes was primarily due to the absence of alternative energy tax credits under the Inflation Reduction Act of 2022 for the three months ended September 30, 2025, which were available in the comparable quarter last year.  The effective corporate income tax rates for the three months ended September 30, 2025 and 2024, were 20.8% and (4.3)%, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

General. Net income was $24.9 million for the nine months ended September 30, 2025, compared to $27.6 million for the nine months ended September 30, 2024. The decrease was primarily due to a $2.7 million, or 3.7%, increase in noninterest expense, a $1.9 million, or 48.5%, increase in provision for credit losses, a $1.8 million increase in the provision for income taxes, and a $1.1 million, or 6.2%, decrease in noninterest income, partially offset by a $4.8 million, or 5.2%, increase in net interest income.

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

(Dollars in thousands)	For the Nine Months Ended
	September 30, 2025			September 30, 2024
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,608,338	$135,004	6.92%	$2,504,129	$127,203	6.79%
Taxable investment securities (3)(4)	267,657	8,651	4.32%	203,798	6,772	4.44%
Tax exempt securities (3)	78,386	1,356	2.31%	93,162	1,755	2.52%
FHLB stock	10,262	702	9.15%	6,666	432	8.66%
Interest-bearing deposits at other financial institutions	23,575	750	4.25%	49,887	1,701	4.55%
Total interest-earning assets	2,988,218	146,463	6.55%	2,857,642	137,863	6.44%
Noninterest-earning assets	123,785			98,099
Total assets	$3,112,003			$2,955,741
LIABILITIES
Savings and money market	$505,103	6,137	1.62%	$504,453	5,593	1.48%
Interest-bearing checking	197,768	2,573	1.74%	175,993	1,919	1.46%
Certificates of deposit	1,177,136	33,730	3.83%	1,107,878	32,108	3.87%
Borrowings	181,633	5,783	4.26%	144,635	4,796	4.43%
Subordinated notes	49,617	1,456	3.92%	49,550	1,456	3.93%
Total interest-bearing liabilities	2,111,257	49,679	3.15%	1,982,509	45,872	3.09%
Noninterest-bearing accounts	663,536			648,345
Other noninterest-bearing liabilities	35,081			41,965
Total liabilities	$2,809,874			$2,672,819
Net interest income		$96,784			$91,991
Net interest rate spread			3.40%			3.35%
Net earning assets	$876,961			$875,133
Net interest margin			4.33%			4.30%
Average interest-earning assets to average interest-bearing liabilities	141.54%			144.14%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $4.2 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $822,000 and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Net Interest Income. Net interest income increased $4.8 million to $96.8 million for the nine months ended September 30, 2025, from $92.0 million for the nine months ended September 30, 2024, primarily due to an increase in total interest income of $8.6 million, partially offset by an increase in total interest expense of $3.8 million. The increase in total interest income was primarily due to an increase of $7.8 million in interest income on loans receivable, including fees, driven primarily by a 13-basis point increase in the average yield earned on loans receivable as new loans were originated at higher rates and variable-rate loans repriced higher, and a higher average balance of loans outstanding. The $3.8 million increase in total interest expense was primarily the result of a shift in the funding mix toward brokered CDs, which were used to repay higher-cost borrowings in accordance with the Company's funding and liquidity strategy.

Net interest margin (“NIM”) (annualized) increased three basis point to 4.33% for the nine months ended September 30, 2025, from 4.30% for the same period the prior year. The increase in NIM reflects higher yields on interest-earning assets, partially offset by the higher cost of funding and increased average capital relative to the prior period.

Interest Income.  Total interest income for the nine months ended September 30, 2025, increased $8.6 million to $146.5 million, from $137.9 million for the nine months ended September 30, 2024. This increase was primarily due to an increase of $7.8 million in interest income on loans receivable, including fees, resulting from both a higher average balance of loans outstanding and a 13-basis point increase in the average yield on loans as new loans were originated at higher rates and variable-rate loans repriced higher.  Interest income also increased due to higher balances and yields on taxable investments securities and FHLB stock, partially offset by decreases in interest on tax-exempt securities and interest-bearing deposits at other financial institutions, which resulted from lower average balances and yields in those categories.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended September 30, 2025 and 2024:

(Dollars in thousands)	Nine Months Ended September 30,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,608,338	6.92%	$2,504,129	6.79%	$7,801
Taxable investment securities (3)(4)	267,657	4.32	203,798	4.44	1,879
Tax exempt securities (3)	78,386	2.31	93,162	2.52	(399)
FHLB stock	10,262	9.15	6,666	8.66	270
Interest-bearing deposits at other financial institutions	23,575	4.25	49,887	4.55	(951)
Total interest-earning assets	$2,988,218	6.55%	$2,857,642	6.44%	$8,600

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $4.2 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $822,000 and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest Expense. Total interest expense increased $3.8 million to $49.7 million for the nine months ended September 30, 2025, from $45.9 million for the same period in 2024. Interest expense on deposits increased $2.8 million, primarily reflecting higher average balances across deposit categories and higher rates on deposit accounts.  The average balance of total interest-bearing deposits increased $91.7 million to $1.88 billion for the nine months ended September 30, 2025, compared to $1.79 billion for the nine months ended September 30, 2024. The average cost of total interest-bearing deposits increased six basis points to 3.02% from 2.96%.  Interest expense on borrowings increased by $987,000, primarily due to higher average balances of borrowings.  The average cost of borrowings declined slightly, reflecting changes in the mix of FHLB advances and other borrowings.

The average cost of total interest-bearing liabilities increased six basis points to 3.15% for the nine months ended September 30, 2025, compared to 3.09% for the nine months ended September 30, 2024. The average cost of funds, which includes noninterest-bearing checking accounts, increased six basis points to 2.39% for the nine months ended September 30, 2025, from 2.33% for the nine months ended September 30, 2024.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the nine months ended September 30, 2025 and 2024:

(Dollars in thousands)	Nine Months Ended September 30,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$505,103	1.62%	$504,453	1.48%	$544
Interest-bearing checking	197,768	1.74	175,993	1.46	654
Certificates of deposit	1,177,136	3.83	1,107,878	3.87	1,622
Borrowings	181,633	4.26	144,635	4.43	987
Subordinated note	49,617	3.92	49,550	3.93	—
Total interest-bearing liabilities	$2,111,257	3.15%	$1,982,509	3.09%	$3,807

Provision for Credit Losses. For the nine months ended September 30, 2025, the provision for credit losses was $5.9 million, consisting of a $5.1 million provision for credit losses on loans, a $675,000 provision for credit losses on unfunded loan commitments, and a $175,000 provision for losses on held to maturity investment securities, compared to $4.0 million provision for the nine months ended September 30, 2024, which was entirely attributable to loans. The increase in the provision for credit losses on loans was primarily due to growth in the loan portfolio, an increase in nonperforming loans, and higher net charge-offs.

Net loan charge-offs totaled $6.9 million, for the nine months ended September 30, 2025, compared to $4.3 million during the nine months ended September 30, 2024.  The increase was primarily due to a partial charge-off of $2.3 million on a commercial construction loan as discussed above, and a $1.3 million increase in net charge-offs on indirect home improvement loans, partially offset by decreases of $695,000 and $312,000 in net charge-offs on commercial business loans and marine loans, respectively. A decline in national and local economic conditions, as a result of the effects of tariffs, inflation or slowed economic growth, among other factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

Noninterest Income. Noninterest income decreased $1.1 million to $15.9 million for the nine months ended September 30, 2025, compared to $16.9 million for the same period in 2024. This decrease was primarily the result of a $713,000 decrease in gain on sale of loans, reflecting lower sales activity, a $619,000 decrease in service charges and fee income, primarily due to reduced transaction volumes, and a net decrease of $520,000 from no activity in gain on sale of MSRs and loss on sale of investment securities in 2025, compared to an $8.4 million net gain on sale of MSRs partially offset by a $7.8 million loss on sale of investment securities in the first half of 2024.  These decreases were partially offset by a $757,000 increase in other noninterest income, primarily due to a $358,000 gain from sales of nonmarketable equity securities, $219,000 in bank owned life insurance proceeds, and a $152,000 increase in brokered loan fees.

Noninterest Expense. Noninterest expense increased $2.7 million to $75.9 million for the nine months ended September 30, 2025, from $73.2 million for the nine months ended September 30, 2024. The increase was primarily due to increases of $2.1 million in salaries and benefits due to competitive wage adjustments, $889,000 in operations, primarily due to system upgrades, and $401,000 in professional and board fees, partially offset by a $522,000 decrease in the impairment of MSRs, driven primarily by higher market interest rates, which reduced prepayment risk and increased the estimated value of mortgage servicing rights..

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, weakened to 67.40% for the nine months ended September 30, 2025, compared to 67.21% for the nine months ended September 30, 2024, due to an increase in noninterest expense that outpaced total revenue growth.

Provision for Income Taxes. For the nine months ended September 30, 2025, the Company recorded a provision for income taxes of $5.9 million, compared to $4.1 million for the nine months ended September 30, 2024. The increase in the income taxes provision was primarily due to the absence of alternative energy tax credits in the current period, as compared to the same period last year.  The effective corporate income tax rates for the nine months ended September 30, 2025 and 2024, were 19.1% and 12.9%, respectively.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2025, the Bank’s total borrowing capacity was $636.7 million with the FHLB of Des Moines, with unused borrowing capacity of $504.0 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB borrowings.  At September 30, 2025, the Bank held approximately $1.07 billion in loans that qualify as collateral for FHLB borrowings.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $265.5 million and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at September 30, 2025. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At September 30, 2025, the Bank held approximately $585.2 million in loans that qualify as collateral for the FRB line of credit. There were no outstanding borrowings with the FRB or correspondent banks as of September 30, 2025, and $8.0 million at December 31, 2024.   Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $538.0 million at September 30, 2025. Total brokered deposits at September 30, 2025 were $369.7 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At September 30, 2025, outstanding loan commitments, including unused lines of credit totaled $652.3 million. The Company purchased $87.7 million in securities during the nine months ended September 30, 2025. The Company purchased $47.7 million in securities during the nine months ended September 30, 2024. Proceeds from securities repayments, maturities and sales were $38.6 million and $115.3 million during the nine months ended September 30, 2025 and 2024, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the nine months ended September 30, 2025 and 2024, the Bank sold $375.9 million and $426.0 million in loans, respectively.

Total deposits increased $347.1 million during the nine months ended September 30, 2025, partially driven by a net increase in brokered deposits of $143.0 million. CDs scheduled to mature in three months or less at September 30, 2025, totaled $582.0 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.

For the remainder of 2025, we project that fixed commitments will include $491,000 of operating lease payments. For information regarding our operating leases, see “Note 6 – Leases” of the Notes to Consolidated Financial Statements included in this report. FHLB borrowings of $68.8 million are scheduled to mature within the next twelve months.

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

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. The unrestricted cash of FS Bancorp held at the Bank on an unconsolidated basis totaled $3.3 million at September 30, 2025. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.28 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2025 at this rate of $0.28 per share, our total dividends paid each quarter would be approximately $2.1 million based on the number of the current outstanding shares as of September 30, 2025.

Under FS Bancorp’s existing stock repurchase program, approximately $826,000 remained available for future repurchases as of September 30, 2025. On October 27 2025, subsequent to quarter-end, the Company publicly announced that its Board of Directors approved an additional stock repurchase program, authorizing the repurchase of up to $5.0 million of Company common stock, in addition to the amount remaining under the existing stock repurchase program.  See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2025, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well-capitalized status under the capital categories of the FDIC. Based on capital levels at September 30, 2025, the Bank was considered to be “well capitalized”. At September 30, 2025, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.0%, 12.6%, 13.8%, and 12.6%, respectively.

As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with $3.0 billion or more in assets are subject to compliance with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations. FS Bancorp is subject to regulatory capital guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2025, and has exceeded all applicable regulatory capital requirements. The regulatory capital ratios calculated for FS Bancorp at September 30, 2025 were 9.5% for Tier 1 leverage-based capital, 11.0% for Tier 1 risk-based capital, 13.9% for total risk-based capital, and 11.0% for CET 1 capital ratio. For additional information regarding regulatory capital compliance, see the discussion included in “Note 12 – Regulatory Capital” to the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s 2024 Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Exchange Act was carried out as of September 30, 2025, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the foregoing evaluation, the Company’s CEO and CFO concluded that as of September 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s 2024 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan or Program
July 1, 2025 - July 31, 2025	16,715	$41.86	16,715	$5,025,074
August 1, 2025 - August 31, 2025 (1)	64,229	40.68	48,773	3,044,422
September 1, 2025 - September 30, 2025	53,469	41.49	53,469	825,938
Total for the quarter	134,413	$41.15	118,957	$825,938

____________________________

(1)

Includes 6,000 shares internally repurchased by the Company acting as the cash counterparty for participants exercising options.  In addition, 10,881 shares that were surrendered by participants in the 2018 Equity Incentive Plan in satisfaction of payment for withholding taxes upon the vesting of restricted stock shares and repurchased by the Company.

(2)	On April 4, 2025, the Company publicly announced a stock repurchase program, authorizing the repurchase of up to $5.0 million of Company common stock, in addition to any amounts remaining under the prior program. On July 9, 2025, the Company announced a further program, also authorizing the repurchase of up to $5.0 million of Company common stock, in addition to any amounts remaining under the April 2025 program. Repurchases under these programs may occur from time to time in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards, over a 12-month period ending July 9, 2026.

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

(c)

Trading Plans. During the three months ended  September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

3.1	Articles of Incorporation of FS Bancorp, Inc. (1)
3.2	Bylaws of FS Bancorp, Inc. (2)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (1)
4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (3)
4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto (3)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
10.3	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (4)
10.4	FS Bancorp, Inc. 2018 Equity Incentive Plan (5)
10.5	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (5)
10.6	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (5)
10.7	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (5)
10.8	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (6)
10.9	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (6)
10.10	Form of Change of Control Agreement with Shana Allen, Stephanie Nicklaus, and Benjamin Crowl (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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

FS BANCORP, INC.

Date: November 10, 2025	By:	/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer
(Duly Authorized Officer)

Date: November 10, 2025	By:	/s/Phillip D. Whittington
Phillip D. Whittington
Chief Financial Officer
(Principal Financial and Accounting Officer)