Form 10-K
period 2025-12-31
FS Bancorp, Inc.
filed 2026-03-13
CIK 1530249

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 OR

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $259,816,442 based on the closing sales price of $39.38 per share of the registrant’s common stock as quoted on the NASDAQ Stock Market LLC on June 30, 2025. For purposes of this calculation, common stock held by executive officers and directors of the registrant is considered to be held by affiliates.  As of March 11, 2026, there were 7,501,542 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

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

ii

Forward-Looking Statements

This Annual Report on Form 10–K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” or similar expressions. Forward-looking statements include, but are not limited to:

●	statements regarding our goals, intentions, and expectations;
●	statements regarding our business plans, prospects, growth, and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other things, the following factors:

●	adverse impacts on economic conditions in our local markets or other markets where we have lending relationships, or to other aspects of the Company’s business operations;
●	effects of employment levels; labor shortages, persistent inflation, recessionary pressures or slowed economic growth;
●

changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;

●	the impact of inflation and related monetary and fiscal policy responses thereto, and their impact on consumer and business behavior;
●

geopolitical developments and international conflicts, or the imposition of new or increased tariffs and trade restrictions that may disrupt financial markets, global supply chains, commodity prices, or economic activity in specific industry sectors;

●	the effects of any government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
●	credit risks inherent in lending activities, including loan delinquencies, charge-offs, changes in our allowance for credit losses (“ACL”), and provisions for credit losses;
●	secondary market conditions and our ability to originate loans for sale and sell loans in the secondary market;
●	fluctuations in loan demand, unsold homes, and land and property values;
●	staffing fluctuations arising from product demand or corporate strategies;
●	use of estimates in determining the fair value of assets, which may prove incorrect;
●	increased competitive pressures among financial services companies;
●

our ability to execute our plans to grow our residential construction lending, our home lending operations, our warehouse lending, and the geographic expansion of our indirect home improvement lending;

●	our ability to attract and retain deposits;
●

our ability to successfully integrate any assets, liabilities, customers, systems, or management personnel we may acquire in the future into our operations, to realize related revenue synergies and cost savings within expected time frames, and the potential for resulting goodwill impairments;

●	our ability to control operating costs and expenses;
●	expectations regarding key growth initiatives and strategic priorities;
●	retention of key members of our senior management team;

●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment;
●	our ability to adapt to rapid technological changes, including advancements related to artificial intelligence, digital banking platforms, and cybersecurity;
●	legislation or regulatory changes including, but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;
●	our ability to pay dividends on our common stock;
●	quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
●	changes in accounting policies and practices adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board, or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	vulnerabilities in our information systems or those of third-party service providers, including disruptions, breaches, or cyberattacks;
●	inability of key third-party vendors to perform their obligations to us;
●

effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest, and other external events;

●	the potential for new or increased tariffs, trade restrictions or geopolitical tensions that could affect economic activity or specific industry sectors;
●	environmental, social and governance goals and targets;
●	other economic, competitive, governmental, bank regulatory, consumer and technical factors affecting our operations, pricing, products and services; and
●

other risks described elsewhere in this Annual Report on Form 10–K for the year ended December 31, 2025 (the “Form 10–K”), and our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Any forward-looking statements in this Form 10–K and in other public statements may prove to be inaccurate because of incorrect assumptions, the factors described above, or other factors that we cannot foresee. Forward-looking statements are based on management’s beliefs and assumptions as of the time they are made. The Company undertakes no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report might not occur and you should not place undue reliance on any forward-looking statements.

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

PART 1

Item 1. Business

General

FS Bancorp, a Washington corporation, was organized in September 2011 for the purpose of becoming the holding company of 1st Security Bank upon the Bank’s conversion from a mutual to a stock savings bank (“Conversion”). The Conversion was completed on July 9, 2012. At December 31, 2025, the Company had consolidated total assets of $3.2 billion, total loans receivable, net of $2.62 billion, total deposits of $2.67 billion, and total stockholders’ equity of $307.7 million. The Company has not engaged in significant activities other than holding the stock of the Bank and providing capital to it through the debt and equity markets. Accordingly, the information set forth in this Form 10–K, including the consolidated financial statements and related data, relates primarily to the Bank.

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

1st Security Bank has been serving the Puget Sound area since 1907, including the period during which the predecessor to Anchor Bank, one of its banking acquisitions, was formed. The Bank was originally chartered as a credit union, under the name Washington’s Credit Union and primarily served select employment groups. On April 1, 2004, the Bank converted from a credit union to a Washington state-chartered mutual savings bank. Upon completion of the Conversion in July 2012, 1st Security Bank became a Washington state-chartered stock savings bank and a wholly-owned subsidiary of the Company.

At December 31, 2025, the Company maintained its headquarters, which produces loans and accepts deposits, in Mountlake Terrace, Washington, and an administrative office in Aberdeen, Washington.  The Bank also operates 27 full-service bank branches, of which 22 are located in Washington state and five in Oregon state, and 13 loan production offices in suburban communities in the greater Puget Sound and Pacific Northwest area. Among the 22 full-service branches in Washington, three are in Snohomish County, two in King County, two in Clallam County, two in Jefferson County, two in Pierce County, five in Grays Harbor County, two in Thurston County, two in Kitsap County, and two in Klickitat County.  Furthermore, five full-service branches are located in Oregon: two in Lincoln County, two in Tillamook County, and one in Malheur County.  Our 13 loan production offices include seven stand-alone offices: two in Pierce County, one in King County, one in Kitsap County, and one in Snohomish County in the Puget Sound region, as well as one in Benton County in Eastern Washington, and our newest office in Clark County, in Southwest Washington.

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

Market Area

As of December 31, 2025, the Company conducted operations from its headquarters, which provides both loan and deposit services, 13 loan production offices (seven of which were stand-alone), 27 full-service bank branches in the Puget Sound region of Washington, and various locations in Oregon.

The primary market area for business operations is the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area (the “Seattle MSA”), which includes King and Pierce Counties. The broader Puget Sound region consists of nine counties: King, Pierce, Snohomish, Kitsap, Lewis, Skagit, Island, Thurston, and Mason.

The Puget Sound region is the largest business center in both the State of Washington and the Pacific Northwest.  It includes a highly developed urban core along Puget Sound surrounded by suburban residential and commercial areas and more rural communities in the north, east, and south.

The Puget Sound region's economy is diverse and supported by major industries, including aerospace, military installations, clean-energy technology, biotechnology, education, information technology, logistics, international trade, and tourism.  Global and national industry leaders such as The Boeing Company, Microsoft, and Amazon.com play significant roles in driving regional economic activity.  The area benefits from a highly educated workforce, a strong concentration of technology-oriented employment, and deep-water port facilities that support substantial international trade. Tourism is also an important contributor to the regional economy due to the area’s natural beauty, temperate climate, and accessibility.

Within the nine-county Puget Sound region, four counties: King, Pierce, Snohomish, and Kitsap, constitute the Company's primary market area. King County, home to the city of Seattle, has the region's largest employment base and widest economic breadth, with major employers, including Microsoft, the University of Washington, Amazon.com, King County Government, Starbucks, and Costco. Pierce County, the region’s second most populous county, features a diversified economy that includes military-related federal employment at Joint Base Lewis-McChord, significant healthcare providers such as MultiCare Health System and the Franciscan Health System, major shipping activity through the Port of Tacoma, and aerospace operations tied to Boeing.

Snohomish County's economy is anchored by aerospace manufacturing, including Boeing, as well as healthcare providers such as Providence Regional Medical Center, military presence at Naval Station Everett, and industries spanning biotechnology, electronics, and wood products. Kitsap County's economy is heavily influenced by the presence of the United States Navy, which is the county's largest employer with operations at Naval Base Kitsap, including the Puget Sound Naval Shipyard, Naval Undersea Warfare Center Keyport, Naval Submarine Base Bangor, and Naval Station Bremerton. Major private-sector employers in the county include St. Michael Medical Center/Franciscan Medical Group and Port Madison Enterprises.

As of December 31, 2025, the unemployment rate in Washington was an estimated 4.7%, slightly exceeding the national average of 4.4%, according to data from the U.S. Bureau of Labor Statistics. Within specific counties, King County reported an estimated unemployment rate of 4.9%, marking an increase from 3.0% in the preceding year. Pierce County recorded a 5.5% unemployment rate as of December 31, 2025, compared to 5.4% at December 31, 2024. Snohomish County experienced an increase in its unemployment rate to 5.1% at the close of 2025, up from 3.2% at the end of 2024.  Kitsap County noted a 5.0% unemployment rate at December 31, 2025, compared to 4.4% at December 31, 2024.

Beyond the Puget Sound area, the Kennewick-Pasco-Richland metropolitan area of Washington, also known as the Tri-Cities market encompassing Benton and Franklin counties, exhibited a 5.6% unemployment rate in Benton County at year-end 2025, up from 5.2% at year-end 2024. Franklin County saw a decrease in its unemployment rate to 6.4% at December 31, 2025, from 6.7% at December 31, 2024.

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

The following table sets forth the amount of total loans with fixed or adjustable interest rates maturing subsequent to December 31, 2026. Loan balances do not include undisbursed loan proceeds and the ACL on loans.

(Dollars in thousands)
Real estate loans:	Fixed	Adjustable	Total
Commercial	$206,897	$118,710	$325,607
Construction	21,470	42,666	64,136
Home equity	14,960	65,307	80,267
One-to-four-family	231,947	380,846	612,793
Multi-family	122,569	131,138	253,707
Consumer	593,983	1,400	595,383
Commercial Business	106,621	92,841	199,462
Total	$1,298,447	$832,908	$2,131,355

Loan Maturity. The following table sets forth certain information at December 31, 2025, regarding the dollar amount for the loans maturing in the portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds and the ACL on loans.

	Real Estate
(Dollars in thousands)	Commercial Real Estate	Construction and Development	Home Equity	One-to-Four-Family (2)	Multi-family	Consumer	Commercial Business	Total
Due in one year or less (1)	$27,584	$332,323	$8,004	$15,968	$8,443	$1,603	$129,829	$523,754
Due after one year through five years	196,380	55,036	544	35,592	92,053	16,577	110,650	506,832
Due after five years through 15 years	128,525	—	1,983	54,244	157,892	497,771	60,327	900,742
Due after 15 years	702	9,100	77,740	522,957	3,762	81,035	28,485	723,781
Total	$353,191	$396,459	$88,271	$628,761	$262,150	$596,986	$329,291	$2,655,109

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Excludes loans held for sale.

Lending Authority.  The Chief Credit Administration Officer and the Chief Credit Operations Officer have the authority to approve multiple loans to a single borrower up to an aggregate total of $20.0 million.  Loans exceeding $20.0 million but not exceeding $35.0 million require additional approval from the management senior loan committee. Any loan approved over $10.0 million is reported to the Asset Quality Committee (“AQC”) at each AQC meeting. Loans exceeding $35.0 million require direct AQC approval. The Chief Credit Administration Officer and the Chief Credit Operations Officer may delegate lending authority to designated individuals based on their responsibilities and assigned approval limits.

The Board of Directors has established an internal lending limit of $35.0 million, with lending relationships exceeding this limit requiring Board approval. The Washington State legal lending limit is 20% of the Bank's total capital, or $77.0 million at December 31, 2025. The Company's largest lending relationship at December 31, 2025 totaled $37.2 million, consisting of two multi-family real estate loans secured by the related properties. The second largest lending relationship at December 31, 2025, totaled $36.3 million, consisting of three multi-family real estate loans secured by the associated properties.  The third largest lending relationship totaled $35.0 million, consisting of a commercial construction warehouse lending line.  At December 31, 2025, all of these borrowers were in compliance with the original repayment terms of their respective loans.

At December 31, 2025, the Company had $55.0 million in approved commercial construction warehouse lending lines to two companies, with $25.8 million outstanding (including the $24.7 million discussed above).  Individual commitments ranged from $20.0 million to $35.0 million.  In addition, the Company had $15.5 million in approved mortgage warehouse lending lines to three companies, with $2.5 million outstanding. These commitments ranged from $3.0 million to $9.0 million. At December 31, 2025, all of these warehouse lending lines were in compliance with their original repayment terms.

CRE Lending. The Company offers a variety of CRE loans, including owner occupied and non-owner occupied CRE, commercial and speculative construction and development, and multi-family loans. Most of these loans are secured by income-producing properties. At December 31, 2025, CRE loans, including $262.2 million of multi-family loans and $354.1 million of speculative construction and development loans, totaled $969.5 million, or 36.5% of the gross loan portfolio.

A breakdown of CRE loans (excluding multi-family loans and CRE speculative construction and development loans) at the dates indicated was as follows:

(Dollars in thousands)
	December 31,
CRE by Type:	2025	2024
CRE non-owner occupied:	Amount	Amount
Office	$44,429	$39,697
Retail	36,387	36,568
Hospitality/restaurant	24,848	27,562
Self-storage	18,924	19,111
Mixed use	18,903	17,721
Industrial	14,263	15,125
Other	7,729	6,631
Senior housing/assisted living	7,329	7,565
Education/worship	2,414	2,520
Land	1,887	2,421
Total CRE non-owner occupied	177,113	174,921
CRE owner occupied:
Industrial	75,347	67,064
Office	30,311	42,223
Retail	24,248	20,718
Other	10,492	8,612
Education/worship	7,831	4,608
Hospitality/restaurant	7,583	10,396
Automobile related	7,111	7,325
Agriculture	4,607	3,834
Car wash	4,412	—
Mixed use	4,136	5,616
Total CRE owner occupied	176,078	170,396
Total	$353,191	$345,317

The Company’s loans secured by CRE (excluding CRE speculative construction and development loans that are discussed below) are originated with a fixed or variable interest rate for up to a 15-year maturity and a 30-year amortization. Variable rate loans are indexed to the prime rate or the five, seven, or ten-year FHLB rate, with rates equal to the prevailing index rate up to 4% above the prevailing rate. Loan-to-value ratios on the Company’s CRE loans typically do not exceed 80% of the appraised value of the property securing the loan. In addition, personal guarantees are typically obtained from a principal of the borrower on substantially all credits.

Loans secured by CRE are generally underwritten based on the net operating income of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. The Company generally requires an assignment of rents or leases to be assured that the cash flow from the project will be sufficient to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers. The Company does not generally maintain insurance or tax escrows for loans secured by commercial real estate. To monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide financial information on a periodic basis.

Loans secured by CRE properties generally involve a greater degree of credit risk than one-to-four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four-family because the collateral securing these loans typically cannot be sold as easily as one-to-four-family. In addition, most of our commercial and multi-family loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial or multi-family real estate loan at December 31, 2025, was a performing $20.1 million loan secured by a 159-unit apartment building located in Tacoma, Washington.

The Company intends to continue to emphasize CRE lending and has hired experienced commercial loan officers to support the Company’s CRE lending objectives. As the CRE loan portfolio expands, the Company intends to add additional experienced personnel in the areas of loan analysis and commercial deposit relationship management.

Construction and Development Lending.  The Company's construction and development team is dedicated to residential construction lending, concentrating on vertical, in-city one-to-four-family development within our market area. This team has cumulative experience of over 80 years, demonstrating expertise in acquisition, development and construction (“ADC”) lending. Leveraging the strength of this team, the Company aims to capitalize on the robust demand for construction and ADC loans among seasoned, successful and relationship-oriented builders in our market area.  This initiative was pursued after many other banks withdrew from this segment because of previous overexposure. The portfolio also includes custom construction loans originated through the Company's Home Lending segment to homeowners, which are typically owner occupied and converted to or refinanced into permanent loans at the completion of construction. At December 31, 2025, these custom construction loans totaled $18.0 million. At December 31, 2025, total outstanding construction and development loans totaled $396.5 million, or 14.9% of the gross loan portfolio, comprised of 361 loans, compared to $330.7 million and 321 loans at December 31, 2024.

A breakdown of total outstanding construction and development loans at the dates indicated were as follows:

	December 31,
(Dollars in thousands)	2025		2024
Construction Types:	Amount	Percent	Amount	Percent
Commercial construction – retail	$8,452	2.1%	$8,079	2.4%
Commercial construction – office	9,236	2.3	4,979	1.5
Commercial construction – self storage	22,437	5.7	13,480	4.1
Commercial construction – hotel	9,404	2.4	—	—
Multi-family	37,403	9.4	30,945	9.4
Custom construction – single family residential and single family manufactured residential	32,451	8.2	42,040	12.7
Custom construction – land, lot and acquisition and development	9,879	2.5	7,862	2.4
Speculative residential construction – vertical	225,197	56.8	180,381	54.5
Speculative residential construction – land, lot and acquisition and development	42,000	10.6	42,934	13.0
Total	$396,459	100.0%	$330,700	100.0%

The Company’s residential speculative construction lending program includes loans used to construct both speculative and pre-sold one-to-four-family residences, the acquisition of in-city lots with and without existing improvements for later development into one-to-four-family residences, the acquisition of land to be developed, and loans for the acquisition and development of land for future development of single-family residences. The Company generally limits these types of loans to known builders and developers in the market area. Construction loans generally provide for the payment of interest-only during the construction phase, which is typically 12 – 18 months. At the end of the construction phase, the construction loan is generally paid off through the sale of the newly constructed home and a permanent loan from another lender, although commitments to convert to a permanent loan may be made by the Company. Construction loans are generally made with a maximum loan amount of the lower of 95% of cost or 75% of appraised value at completion. During the term of construction, the accumulated interest on the loan is typically added to the principal balance of the loan through an interest reserve set at six to 10 months of interest based on a fully disbursed note at the starting interest rate of the loan.

The Company's residential custom construction lending program includes loans used to construct conventional and manufactured single family residences. The loans generally provide for the payment of interest-only during the construction phase, which is typically 12 – 18 months. Construction loans are generally made with a maximum loan amount, with private mortgage insurance, of 95% of appraised value at completion for conforming loans and 90% for jumbo and portfolio loans. Loans are underwritten based on the homeowner's ability to repay. At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan that conforms to secondary market standards, or a loan for retention in the Company's portfolio.

Commitments to fund construction loans generally require an appraisal of the property by an independent licensed appraiser. The Company also reviews and has a licensed third-party inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection by a third-party inspector based on the percentage of completion method.

The Company may also make land acquisition and development loans to builders or residential lot developers on a limited basis. These loans involve a higher degree of credit risk, similar to commercial construction loans. At December 31, 2025, included in the $396.5 million of construction and development loans, were four residential land acquisition and development loans for finished lots totaling $4.9 million, with total commitments of $9.4 million. These land loans carry additional risks because the loan amount is based on the projected value of the lots after development. Loans are made for up to 75% of the estimated value with a term of up to two years. These loans are required to be paid on an accelerated basis as the lots are sold, so that the Company is repaid before all the lots are sold.

Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved owner occupied real estate.  Construction and development lending involves the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. Changes in demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.

This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of most of our construction loans, an interest reserve is created at origination and is added to the principal of the loan through the construction phase. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project, the value of which is insufficient to ensure full repayment. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.

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

Home Equity Lending. The Company has been active in second lien mortgage and home equity lending, with the focus of this lending being conducted in the Company’s primary market area. The home equity lines of credit generally have adjustable rates tied to the prime rate of interest with a draw term of 10 years plus and a term to maturity of 20 years. Monthly payments are based on 1.0% of the outstanding balance with a maximum combined loan-to-value ratio of up to 89.99%, including any underlying first mortgage. Fixed second lien mortgage home equity loans are typically amortizing loans with terms of up to 30 years. Total outstanding second lien mortgage and home equity loans totaled $88.3 million, or 3.3% of the gross loan portfolio, at December 31, 2025, $65.5 million of which were adjustable-rate home equity lines of credit. Unfunded commitments on home equity lines of credit at December 31, 2025, were $99.5 million.

Residential. The Company originates loans secured by first mortgages on one-to-four-family residences primarily in its market area. The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also important referral sources of the Company’s loan originations. The Company originated $739.5 million of one-to-four-family mortgages (including $22.9 million of loans brokered to other institutions) and sold $555.2 million to investors in 2025. Of the loans sold to investors, $209.1 million were sold to the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), the FHLB, and the Federal Home Loan Mortgage Corporation (“FHLMC”) with servicing rights retained to further build the relationship with the customer. At December 31, 2025, one-to-four-family residential mortgage loans totaled $628.8 million, or 23.7%, of the gross loan portfolio, excluding loans held for sale of $43.7 million. In addition, the Company originates residential loans through its commercial lending channel, secured by single family rental homes in Washington, with an outstanding balance of $101.3 million at December 31, 2025.

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

Consumer Lending. Consumer lending represents a significant and important historical activity for the Company, primarily reflecting the indirect lending through home improvement contractors and dealers. At December 31, 2025, consumer loans totaled $597.0 million, or 22.5% of the gross loan portfolio.

The Company’s indirect home improvement loans, also referred to as fixture secured loans, represent the largest portion of the consumer loan portfolio and have traditionally been the mainstay of the Company’s consumer lending strategy. These loans totaled $525.8 million, or 19.8% of gross loans, and 88.1% of total consumer loans, at December 31, 2025. Indirect home improvement loans are originated through a network of 33 active home improvement contractors and dealers located in Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire. Five dealers were responsible for 74.5% of the loan originations for the year ended December 31, 2025. These fixture secured loans consist of loans for a wide variety of products, such as replacement windows, siding, roofs, HVAC systems, spas, and other home fixture installations, including solar related home improvement projects.

In connection with fixture secured loans, the Company receives loan applications from the dealers, and originates the loans based on pre-defined lending criteria. These loans are processed through the loan origination software, with approximately 50% of the loan applications receiving an automated decision based on the information provided. All loan applications are evaluated by the Company’s credit analysts who use the automated data to expedite the loan approval process. The Company follows the internal underwriting guidelines in evaluating loans obtained through the indirect dealer program, including using a Fair Isaac Corporation (“FICO”) credit score to approve loans. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting in addition to the borrower’s debt to income.

The Company’s fixture secured loans generally range in amounts from $2,500 to $100,000 and generally carry terms of seven to 20 years with fixed rates of amortizing payments and interest. In some instances, the participating dealer may pay a fee to buy down the borrower’s interest rate to a rate below the Company’s standard rate. Fixture secured loans are secured by the personal property installed in, on or at the borrower’s real property, and may be perfected with a financing statement under the Uniform Commercial Code (“UCC”) filed in the county of the borrower’s residence. The Company generally files a UCC financing statement to perfect the security interest in the personal property in situations where the borrower’s credit score is below 720 or the home improvement loan is for an amount in excess of $25,000. Perfection gives the Company a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest. The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.

The Company also offers consumer marine loans secured by boats. At December 31, 2025, the marine loan portfolio totaled $68.1 million, or 2.6% of total loans. Marine loans are originated with borrowers on both a direct and indirect basis and generally carry terms of up to 20 years with fixed rates of interest. The Company generally requires a 10% down payment, and the loan amount may be up to the lesser of 120% of factory invoice or 90% of the purchase price.

The Company originates other consumer loans which totaled $3.0 million at December 31, 2025.  These loans primarily include personal lines of credit, credit cards, automobiles, direct home improvement, loans on deposit, and recreational loans.

In evaluating any consumer loan application, a borrower’s FICO score is utilized as an important indicator of credit risk. A FICO score reflects the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent credit bureau, with higher FICO scores generally indicating a stronger degree of creditworthiness. In recent years, the Company has emphasized originating consumer loans to borrowers with higher credit scores. For the year ended December 31, 2025, 84.9% of the consumer loan portfolio was originated with borrowers who had a FICO score above 720 at the time of origination, and 14.2% was originated with borrowers who had FICO scores between 660 and 720.  Generally, a FICO score of 660 or higher indicates an acceptable credit reputation. A consumer FICO score below 660 at origination is considered “subprime” by federal banking regulators, and such loans represented only 1.0% of consumer loan originations for the year ended December 31, 2025. Consideration of loans to borrowers with FICO scores below 660 requires additional management review and approval.

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

Commercial Business Lending. The Company originates commercial business loans and lines of credit to local small- and mid-sized businesses within its market areas that are secured by accounts receivable, inventory, or personal/business property, plant and equipment. Commercial business loans may be fixed-rate but are usually adjustable-rate loans indexed to the prime rate, plus a margin. Some of these commercial business loans, such as those made pursuant to the warehouse lending program, are structured as lines of credit with terms of 12 months and interest-only payments required during the term, while other loans may reprice on an annual basis and amortize over a two-to-five-year period. Loan fees are generally charged at origination depending on the credit quality and account relationships of the borrower. Advance rates on these types of lines are generally limited to 80% of accounts receivable and 50% of inventory. The Company also encourages each borrower to establish a deposit relationship as part of the loan approval process. At December 31, 2025, the commercial business loan portfolio totaled $329.3 million, or 12.4%, of the gross loan portfolio including warehouse lending loans.

The Company also has commercial construction warehouse lending lines secured by notes related to construction loans and typically guaranteed by principals with experience in construction lending. Our mortgage warehouse lending program includes construction re-lending warehouse lines. These lines are secured by notes provided to construction lenders and are typically guaranteed by a principal of the borrower with experience in construction lending.  Terms for the underlying notes can be up to 18 months and the Company will lend a percentage (typically 70 - 80%) of the underlying note which may have a loan-to-value ratio up to 75%.  Combined, the loan-to-value ratio on the underlying note can be up to 60% with additional credit support provided by the guarantor. At December 31, 2025, the Company had $55.0 million in approved commercial construction warehouse lending lines to two companies, with individual commitments ranging from $20.0 million to $35.0 million. At December 31, 2025, there was $25.6 million outstanding, compared to $47.5 million in approved commercial construction warehouse lending lines to three companies, with $10.7 million outstanding at December 31, 2024.

The Company utilizes a mortgage warehouse lending program through which the Company funds third-party residential mortgage bankers. Under this program the Company provides short-term funding to the mortgage banking companies for the purpose of originating one-to-four-family loans for sale into the secondary market. The Company’s mortgage warehouse lending lines are secured by the underlying notes associated with one-to-four-family loans made to borrowers by the mortgage banking company and generally require guarantees from the principal shareholder(s) of the mortgage banking company. These loans are repaid when the note is sold by the mortgage bank into the secondary market, with the proceeds from the sale used to pay down the outstanding loan before being dispersed to the mortgage bank.  As of December 31, 2025, the Company had approved mortgage warehouse lending lines totaling $15.5 million to three companies with commitments ranging from $3.0 million to $9.0 million. At that date, there was $2.5 million outstanding under the mortgage warehouse lending lines. In comparison, at December 31, 2024, the Company had approved mortgage warehouse lending lines totaling $19.5 million to four companies, with $2.2 million outstanding.  During the year ended December 31, 2025, the Company processed approximately 153  loans and funded approximately $77.5 million in total under its mortgage warehouse lending program.

At December 31, 2025, most of the commercial business loans were secured. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present, and future cash flows is also an important aspect of credit analysis. The Company typically requires personal guarantees on these commercial business loans, acknowledging that they are generally associated with higher credit risk compared to residential mortgage loans. The largest commercial business lending relationships at December 31, 2025, consisted of a construction warehouse line of credit with a commitment of $35.0 million and a $24.7 million outstanding balance.  This loan is secured by underlying notes associated with construction loans made to borrowers.  The next largest commercial business lending relationship totaled $25.0 million to a transportation company, of which $21.5 million was outstanding at December 31, 2025.  This relationship consisted of two lines of credit and four business term loans, all secured by assets of the borrower.  The final noteworthy relationship is another construction warehouse line of credit with a commitment of $20.0 million and a $1.0 million outstanding balance as of December 31, 2025.  This loan is secured by underlying notes associated with construction loans made to borrowers.

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

In recent years, the Company has continued to originate consumer loans, while placing an increased emphasis on commercial real estate loans, including construction and development lending, as well as commercial business loans. Demand for these loan products is affected by competition and the interest rate environment. In periods of economic uncertainty, the ability of financial institutions, including the Bank, to originate large dollar volumes of commercial business and real estate loans may be substantially reduced or restricted, resulting in reduced interest income. In addition to interest earned on loans and loan origination fees, the Company receives fees for loan commitments, late payments, and other miscellaneous services. These fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The Company sells long-term, conforming fixed-rate residential real estate loans in the secondary market to mitigate credit and interest rate risk.  Gains and losses from the sale of these loans are recognized based on the difference between the sales proceeds and carrying value of the loans at the time of the sale. A majority of residential real estate loans sold by the Company are sold with servicing retained at a specified servicing fee.  Certain residential real estate loans, originating as Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), or United States Department of Agriculture (“USDA”) Rural Housing loans are sold by the Company as servicing released loans to other companies.

For the year ended December 31, 2025, the Company earned gross mortgage servicing fees of $4.4 million. As of December 31, 2025, the Company was servicing $1.67 billion of one-to-four-family loans for FNMA, FHLMC, GNMA, the FHLB, and another financial institution. These mortgage servicing rights (“MSRs”) represented an $8.6 million asset on the Company's books, amortized proportionally over the period of the net servicing income. Periodic evaluations for impairment of these MSRs are conducted based on fair value, considering the rates and potential prepayments of the sold loans being serviced. The fair value of our MSRs at December 31, 2025 was $21.8 million based on third-party valuation reports. For additional information, see “Note 4 – Mortgage Servicing Rights” and “Note 14 – Fair Value Measurements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

The following table presents the notional balance activity during the year ended December 31, 2025, related to loans serviced for others:

(Dollars in thousands)
Beginning balance at January 1, 2025
One-to-four-family	$1,632,141
Consumer	12
Subtotal	1,632,153
Additions
One-to-four-family	209,103
Sales
One-to-four-family	—
Repayments
One-to-four-family	(167,743)
Consumer	(9)
Subtotal	(167,752)
Ending balance at December 31, 2025
One-to-four-family	1,673,501
Consumer	3
Total	$1,673,504

Sales of whole and participations in real estate loans can be beneficial to the Company since these sales systematically generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

From time to time, the Company also sells whole consumer loans, specifically long-term consumer loans, which can be beneficial to us since these sales generate income at the time of sale, can potentially create future servicing income where servicing is retained, and provide a mitigation of interest rate risk associated with holding longer maturity consumer loans.

Asset Quality

The Company has established procedures to assist in maintaining the overall quality of the loan portfolio. In addition, the Company has adopted underwriting guidelines to be followed by its lending officers and require senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, they are monitored for any negative or adverse trends. Loan review procedures include approval of lending policies and underwriting guidelines by the Board of Directors of the Bank, independent loan review, approval of large credit relationships by the Bank's Senior Loan Committee and loan quality documentation procedures. Like other financial institutions, the Company is subject to the risk that its loan portfolio may experience increasing pressures from deteriorating borrower credit due to general economic conditions.

To manage the credit risks associated with the loan portfolio, management may, depending on current or anticipated economic conditions and related exposures, apply enhanced risk management measures that include analysis of a specific borrower's financial condition, including cash flow, collateral values, and guarantees, among other credit factors. In response to prevailing market dynamics, including economic uncertainties and volatility in market interest rates, the Company has enhanced its stress testing to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher loan interest rates.

When a borrower fails to make a required payment on a residential real estate loan, the Company attempts to cure the delinquency by contacting the borrower. A late notice typically is sent 16 days after the due date, and the borrower is contacted by phone within 16 to 25 days after the due date. When the loan is 30 days past due, an action plan is formulated for the credit under the direction of the service and operations manager. Generally, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a loss mitigation representative who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, a loss mitigation representative will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. Between 90 - 120 days past due, a value is obtained for the loan collateral. At that time, a mortgage analysis is completed to determine the loan-to-value ratio and any collateral deficiency. If foreclosed, the Company customarily takes title to the property and sells it directly through a real estate broker.

Delinquent consumer loans are handled in a similar manner. Appropriate action is taken in the form of phone calls and notices to collect any loan payment delinquent for more than 16 days. Once the loan is 90 days past due, it is classified as nonaccrual. Generally, credits are charged off if past due 120 days, unless the collections department provides support for a customer repayment plan. Bank procedures for repossession and sale of consumer collateral are subject to various requirements under applicable consumer protection laws, as well as other applicable laws, and our determination of whether repossession is economically appropriate.

Delinquent commercial business loans and loans secured by commercial real estate are handled by the loan officer in charge of the loan or an individual in the Company’s credit administration department, who is responsible for contacting the borrower. They work with outside counsel and, in the case of real estate loans, a third-party consultant to resolve problem loans. In addition, management meets as needed and reviews past due and classified loans, as well as other loans that management believes may present possible collection problems, which are reported to the AQC and the board on a monthly basis. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Company typically will initiate foreclosure or repossession proceedings on any collateral securing the loan.

Other Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. The Company also classifies any former retail branches that no longer provide banking services as other real estate owned.  When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. The Company had no other real estate owned properties as of December 31, 2025.

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

In accordance with the Company’s asset classification policy and FDIC regulations, the Company regularly reviews problem assets in the portfolio to determine whether classification is required. At December 31, 2025, the Company had classified $27.3 million of assets as substandard, representing 8.9% of equity and 0.9% of total assets. An additional $10.5 million of assets were classified as special mention at December 31, 2025, not included in the substandard asset total above.

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

Certain loans are excluded from collectively evaluated pools and are individually assessed based on management's criteria for specific evaluation.  The segregation of these loans is determined through an analysis of identified credits meeting specific criteria. Initially, these loans undergo an individual review to ascertain whether they possess a unique risk profile warranting individual evaluation.  Loans where management deem it probable that the borrower will be unable to fulfill all obligations under the original contractual terms are removed from collectively evaluated pools.  Subsequently, these loans undergo a specific review and evaluation by management for potential losses, considering sources of repayment, including collateral where applicable.  A specified ACL is established as necessary.  Any loan placed on nonaccrual, by definition, must undergo individual evaluation; however, not all individually evaluated loans need to be placed on nonaccrual.

Due to the dynamic nature of current economic conditions and the inherent difficulty in predicting future events, management recognizes that the determination of the appropriateness of the ACL could undergo significant changes.  Estimating the anticipated amount of credit losses on loans is challenging, given the potential variability in economic conditions and forecasts.  The complexity arises from the multitude of factors and inputs considered in estimating the allowance, making it difficult to gauge the impact of changes in any one economic factor.  Furthermore, these changes may not occur at the same rate and may not be consistent across all product types.  Additionally, changes in factors and inputs may move independently, meaning that improvements in one area may offset deteriorations in others.  Despite these challenges, management believes that the ACL was adequate as of December 31, 2025, given the comprehensive consideration of various factors and inputs.  However, management remains aware of the potential for changes in economic conditions and the impact they may have on the ACL in the future.

The ACL on loans is adjusted each period based on a variety of quantitative and qualitative factors.  It increases through the provision for credit losses, which is recognized as a current period expense, and decreases through net charge-offs and reversals of previously recorded credit losses. For the year ended December 31, 2025, the provision for credit losses on loans was $9.0 million, compared to $5.6 million for the year ended December 31, 2024.

The increase in the 2025 provision was driven primarily by higher net charge-offs in the commercial real estate and consumer loan portfolios, particularly within indirect home improvement loans. In addition, the ACL on loans increased due to organic loan growth, changes in credit quality, including shifts in classified, past due, and nonperforming loans, and updates to qualitative factors.  These increases were partially offset by a $2.3 million charge-off on a single commercial construction loan due to a collateral deficiency.  The most significant qualitative adjustment during 2025 related to elevated reserves for commercial construction and consumer lending, reflecting higher levels of past due loans, nonperforming loans, and net charge-offs relative to the prior period. As of December 31, 2025, the ACL on loans was $31.9 million, or 1.20% of gross loans receivable, compared to $31.9 million, or 1.26% of gross loans receivable at December 31, 2024. The decline in the ACL-to-loans ratio primarily reflects the impact of the $2.3 million charge-off on the commercial construction loan; excluding this discrete charge-off, reserve coverage relative to loans increased year over year due to both portfolio and emerging credit trends.

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

The following table shows certain credit ratios at or for the periods indicated and each component of the ratio’s calculations:

(Dollars in thousands)	At or for the Year Ended December 31,
	2025	2024	2023
ACL on loans as a percentage of total loans outstanding at year end	1.20%	1.26%	1.30%
ACL on loans	$31,937	$31,870	$31,534
Total loans outstanding	$2,655,109	$2,533,821	$2,433,015

Nonaccrual loans as a percentage of total loans outstanding at year end	0.71%	0.54%	0.45%
Total nonaccrual loans	$18,745	$13,601	$10,952
Total loans outstanding	$2,655,109	$2,533,821	$2,433,015

ACL on loans as a percentage of nonaccrual loans at year end	170.59%	234.55%	287.93%
ACL on loans	$31,937	$31,870	$31,534
Total nonaccrual loans	$18,745	$13,601	$10,952

Net charge-offs during year to average loans outstanding:
Commercial real estate:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$348,509	$357,202	$352,562
Commercial and speculative construction and development:	0.78%	—%	—%
Net charge-offs	$2,300	$—	$—
Average loans outstanding	$296,061	$245,735	$271,379
Residential custom construction	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$69,419	$52,962	$47,943
Home Equity:	—%	—%	0.02%
Net charge-offs	$—	$—	$10
Average loans outstanding	$82,084	$73,121	$62,317
One-to-four-family:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$632,604	$587,872	$520,732
Multi-family:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$256,534	$233,874	$231,734
Indirect Home Improvement:	1.10%	0.67%	0.36%
Net charge-offs	$5,937	$3,809	$2,001
Average loans outstanding	$537,886	$567,666	$554,423
Marine:	0.20%	0.59%	0.17%
Net charge-offs	$142	$434	$121
Average loans outstanding	$70,096	$73,038	$70,152
Other Consumer:	4.10%	4.60%	2.73%
Net charge-offs	$155	$150	$95
Average loans outstanding	$2,966	$3,260	$3,486
Commercial and Industrial:	0.12%	0.34%	—%
Net charge-offs	$354	$906	$1
Average loans outstanding	$287,642	$269,902	$225,789
Warehouse Lending:	—%	—%	—%
Net charge-offs	$—	$—	$—
Average loans outstanding	$17,319	$15,021	$25,493
Total loans:	0.34%	0.21%	0.09%
Total net charge-offs	$8,888	$5,299	$2,228
Total average loans outstanding	$2,601,120	$2,479,653	$2,366,010

The following table shows the allocation of the ACL on loans for each loan category and the percent of ACL to each loan category at the period indicated:

(Dollars in thousands)	December 31, 2025		December 31, 2024
COMMERCIAL REAL ESTATE LOANS	Allocation of the ACL on Loans Amount	Percent of ACL to Loans Amount	Allocation of the ACL on Loans Amount	Percent of ACL to Loans Amount
CRE owner occupied	$1,067	0.61%	$1,138	0.67%
CRE non-owner occupied	1,151	0.65	1,050	0.60
Commercial and speculative construction and development	2,714	0.77	3,578	1.27
Multi-family	1,027	0.39	1,235	0.50
Total real estate loans	5,959	0.61	7,001	0.80
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes HFS)	5,307	0.84	5,319	0.86
Home equity	1,422	1.61	1,488	1.98
Residential custom construction	673	1.59	633	1.27
Total real estate loans	7,402	0.97	7,440	1.00
CONSUMER LOANS
Indirect home improvement	14,429	2.74	12,980	2.40
Marine	1,139	1.67	1,145	1.53
Other consumer	366	12.08	60	1.82
Total consumer loans	15,934	2.67	14,185	2.29
COMMERCIAL BUSINESS LOANS
Commercial and industrial	2,558	0.85	3,179	1.11
Warehouse lending	84	0.30	65	0.50
Total commercial business loans	2,642	0.80	3,244	1.08
Total	$31,937	1.20%	$31,870	1.26%

While management believes that the estimates and assumptions used in their determination of the adequacy of the ACL on loans are reasonable, it is important to acknowledge the inherent uncertainties.  There is no guarantee that these estimates and assumptions will not be proven incorrect in the future.  Additionally, there is the possibility that the actual amount of future provisions may exceed past provisions, and any potential increased provisions could adversely impact the Company’s financial condition and results of operations. Furthermore, the determination of the amount of the Company's ACL on loans is subject to review by bank regulators as part of the routine examination process.  The regulators may adjust the ACL based on their judgment and the information available to them at the time of their examination.  This regulatory scrutiny adds an additional layer of evaluation and potential adjustment to the Company's credit loss provisions.  For additional information on the ACL on loans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024 – Provision for Credit Losses”, “Notes 1 – Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 – Loans Receivable and Allowance for Credit Losses on Loans” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

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

The Chief Financial Officer has the responsibility for the management of the Company’s investment portfolio, subject to consultation with the Chief Executive Officer/President, and the direction and guidance of the Board of Directors. Various factors are considered when making investment decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

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

The composition and contractual maturities of the investment portfolio at December 31, 2025, excluding FHLB stock, are indicated in the following table.  Weighted-average yield for each maturity range includes coupon interest, discount accretion and premium amortization and has been calculated using the amortized cost of each security in that range. The yields on tax exempt municipal bonds have not been computed on a tax equivalent basis.

(Dollars in thousands)	December 31, 2025
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
U.S. agency securities	$—	—%	$4,976	1.60%	$15,288	2.27%	$—	—%	$20,264	2.11%	$18,127
Corporate securities	6,000	4.76	8,000	4.50	2,000	2.05	—	—	16,000	4.29	15,386
Municipal bonds	—	—	2,135	4.03	7,080	2.71	71,941	2.90	81,156	2.91	71,405
Mortgage-backed securities:	—	—	13,896	2.88	49,548	2.81	118,405	4.76	181,849	4.09	173,567
Asset backed securities	130	2.51	743	2.71	2,598	2.84	7,357	3.58	10,828	3.33	10,182
Total securities available-for-sale	6,130	4.71	29,750	3.18	76,514	2.67	197,703	4.04	310,097	3.63	288,667

Securities held-to-maturity
Corporate securities	—	—	3,000	8.58	26,143	7.82	2,250	7.11	31,393	7.84	32,075
Municipal bonds	—	—	—	—	—	—	2,108	5.30	2,108	5.30	2,321
Total securities held-to-maturity	—	—	3,000	8.58	26,143	7.82	4,358	6.23	33,501	7.68	323,063

Total securities	$6,130	4.71%	$32,750	3.67%	$102,657	3.98%	$202,061	4.09%	$343,598	4.03%	$323,063

As a member of the FHLB of Des Moines, the Company had $8.0 million in stock at December 31, 2025. For the year ended December 31, 2025, the Company received $888,000 in dividends.

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

The Company’s deposit composition reflects a mixture with certificates of deposit (including brokered) accounting for 42.3% of the total deposits at December 31, 2025, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. The Company relies on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. The Company had $362.6 million of brokered deposits, or 13.6% of total deposits, at December 31, 2025.  As a wholesale funding alternative, brokered deposits have competitive rates that are comparable to FHLB borrowings and local certificates of deposit.

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

The following table sets forth total deposit activities for the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Beginning balance	$2,339,418	$2,522,323	$2,127,741
Net deposits (withdrawals) before interest credited	276,555	(236,068)	357,831
Interest credited	57,669	53,163	36,751
Ending balance	$2,673,642	$2,339,418	$2,522,323

Net increase (decrease) in total deposits	$334,224	$(182,905)	$394,582
Percent increase (decrease)	14.29%	(7.25)%	18.54%
Net increase (decrease) in brokered deposits included in total deposits	$219,137	$(288,225)	$37,671

The following table sets forth the dollar amount of deposits in the various types of deposit programs the Company offered at the dates indicated:

	December 31,
(Dollars in thousands)	2025		2024
Transactions and Savings Deposits	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing checking	$647,197	24.21%	$627,679	26.83%
Interest-bearing checking (1)	335,449	12.55	176,561	7.55
Savings	164,056	6.13	154,188	6.59
Money market (2)	385,618	14.42	341,615	14.60
Escrow accounts related to mortgages serviced (3)	10,926	0.41	10,479	0.45
Total transaction and savings deposits	1,543,246	57.72	1,310,522	56.02
Certificates
0.00 - 1.99%	17,477	0.65	73,567	3.14
2.00 - 3.99%	796,989	29.81	204,605	8.75
4.00 - 4.99%	315,930	11.82	729,938	31.20
5.00 - 5.99%	—	—	20,786	0.89
Total certificates (4)	1,130,396	42.28	1,028,896	43.98
Total deposits	$2,673,642	100.00%	$2,339,418	100.00%

________________________________

(1)	Includes $140.2 million of brokered deposits and no brokered deposits at December 31, 2025 and 2024, respectively.
(2)	Includes $20.3 million and $279,000 of brokered deposits at December 31, 2025 and 2024, respectively.
(3)	Noninterest-bearing accounts.
(4)	Includes $202.1 million and $143.1 million of brokered certificates of deposit at December 31, 2025 and 2024, respectively.

The following table sets forth the rate and maturity information of time deposit certificates at December 31, 2025:

	Rate
(Dollars in thousands)	0.00 -	2.00 -	4.00 -	5.00 -			Percent
Certificate accounts maturing in quarter ending:	1.99%	4.99%	Total		%
March 31, 2026	$8,079	$258,926	$41,619	$—		$308,624	27.30%
June 30, 2026	6,753	272,229	65,042	—		344,024	30.43
September 30, 2026	50	86,522	195,865	—		282,437	24.99
December 31, 2026	940	121,752	5,361	—		128,053	11.33
March 31, 2027	625	9,828	6,403	—		16,856	1.49
June 30, 2027	626	8,988	—	—		9,614	0.85
September 30, 2027	163	10,047	—	—		10,210	0.90
December 31, 2027	—	4,205	1,640	—		5,845	0.52
March 31, 2028	2	2,156	—	—		2,158	0.19
June 30, 2028	—	1,105	—	—		1,105	0.10
September 30, 2028	64	3,675	—	—		3,739	0.33
December 31, 2028	7	4,635	—	—		4,642	0.41
Thereafter	168	12,921	—	—		13,089	1.16
Total	$17,477	$796,989	$315,930	$—		$1,130,396	100.00%
Percent of total	1.55%	70.50%	27.95%	—%		100.00%

As of December 31, 2025 and 2024, approximately $718.1 million and $652.7 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2025:

(Dollars in thousands)
3 months or less	$36,752
Over 3 through 6 months	52,520
Over 6 through 12 months	63,618
Over 12 months	12,033
Total	$164,923

For additional information regarding our deposits, see “Note 7 – Deposits” of the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10–K.

Federal Reserve regulations historically required the Bank to maintain reserves against certain transaction accounts and non-personal time deposits, which could be held as cash or as noninterest-bearing balances at the Federal Reserve Bank of San Francisco (“FRB”). However, effective March 26, 2020, the Federal Reserve reduced all reserve requirement ratios to zero percent.  As a result, the Bank was not required to maintain any reserve balances with the FRB at December 31, 2025.

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

As a member of the FHLB of Des Moines, the Company is required to own capital stock in the FHLB of Des Moines and authorized to apply for advances on the security of that stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank maintains a committed credit facility with the FHLB of Des Moines allowing for immediately available advances up to an aggregate of $716.2 million at December 31, 2025. Outstanding advances from the FHLB of Des Moines totaled $129.3 million at December 31, 2025.

As of December 31, 2025, the Company also had $276.9 million of additional short-term borrowing capacity with the FRB and an aggregate of $101.0 million in unsecured Fed Funds lines of credit with other correspondent financial institutions, of which none was outstanding at December 31, 2025.

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

On or after February 15, 2026, FS Bancorp may redeem the Notes, in whole or in part, on any interest payment date (February 15, May 15, August 15, and November 15) through the maturity date of February 15, 2031, at a redemption price equal to 100% of the outstanding principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Notes are not redeemable by FS Bancorp prior to February 15, 2026, except in the event that (i) the Notes no longer qualify as Tier 2 capital, (ii) interest on the Notes is determined by law to no longer be deductible for Federal Income Tax purposes or (iii) FS Bancorp is deemed to be an investment company under the Investment Company Act of 1940. The Notes are not subject to redemption by the noteholders.

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

For additional information related to debt, see “Note 9 – Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

Subsidiary and Other Activities

The Company has one active subsidiary, which is the Bank, and the Bank has one inactive subsidiary. The Bank had no capital investment in its inactive subsidiary at December 31, 2025.

Competition

The Company faces strong competition in originating real estate loans, primarily from other savings institutions, commercial banks, credit unions, life insurance companies, mortgage bankers, and emerging players in financial technology (“FinTech”). In the consumer lending area, including indirect lending, competition arises from other savings institutions, commercial banks, credit unions, finance, and FinTech companies. Local commercial banks pose the primary competition in the commercial business segment.  The Company differentiates itself by prioritizing high-quality, personalized service, aiming to foster a high level of customer satisfaction.

Competition for deposits is also very competitive, with the Company relying on its branch network.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds, FinTech companies, and other alternative investments. The Bank competes for these deposits by striving to offer superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, at June 30, 2025, 1st Security Bank’s share of aggregate deposits in its market area spanning the 12 counties with Company branches, was one percent.

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

Name	Age (1)	Position with FS Bancorp	Position with 1st Security Bank
Joseph C. Adams	66	Director and Chief Executive Officer	Director

Matthew D. Mullet	47	President, Treasurer and Secretary	President and Chief Executive Officer

Phillip D. Whittington	34	Chief Financial Officer	Chief Financial Officer

Sean P. McCormick	47		Executive Vice President, Chief Credit Administration Officer

Robert A. Nesbitt	49		Executive Vice President, Chief Credit Operations Officer

Benjamin G. Crowl	41		Executive Vice President, Chief Lending Officer

Erin M. Burr	48		Executive Vice President, Chief Risk Officer and CRA Officer

Vickie A. Jarman	48		Executive Vice President, Chief Human Resources Officer/WOW! Officer

Shana C. Allen	56		Executive Vice President, Chief Information Officer

Donn C. Costa	64		Executive Vice President, Chief Home Lending Officer

Kelli B. Nielsen	54		Executive Vice President, Chief Retail Banking Officer

___________________________

(1) At December 31, 2025.

Joseph C. Adams is a director and has been the Chief Executive Officer of 1st Security Bank since July 2004.  He has also served in those capacities for FS Bancorp since its formation in September 2011. He joined 1st Security Bank in April 2003 as its Chief Financial Officer.  Mr. Adams served as Supervisory Committee Chairperson from 1993 to 1999 when the Bank was Washington’s Credit Union.  He is a lawyer, having worked for Deloitte as a tax consultant, K&L Gates as a lawyer, and then at Univar USA as a lawyer and Director of Regulatory Affairs.  As the Director of Regulatory Affairs for Univar USA, the largest chemical distribution company in the United States, Mr. Adams used his environmental law expertise to ensure Univar stayed in compliance with all relevant local, state and federal environmental laws, rules and regulations.  He is a member of the Washington State Bar Association, a Board member of the Community Bankers of Washington, and was previously a Board member of the Central Washington University Foundation.  Mr. Adams graduated with distinction from the University of Hawaii with a Bachelor of Business Administration in Finance.  He also graduated cum laude with a Juris Doctor from the University of Puget Sound School of Law.  In addition, he graduated with honors from the Pacific Coast Banking School in 2007, a master’s level program held at the University of Washington.  Mr. Adam’s legal and accounting backgrounds, as well as his 20+ years as Chief Executive Officer of 1st Security Bank, bring a special knowledge of the financial, economic and regulatory challenges faced by the Bank, which makes him well-suited to educating the Board on these matters.

Matthew D. Mullet joined 1st Security Bank in July 2011 and was appointed Chief Financial Officer in September 2011. He was promoted to President of both the Bank and the Company in July 2024, and to Chief Executive Officer of the Bank on September 1, 2025.  Matthew began his banking career in June 2000 as a financial examiner with the Washington State Department of Financial Institutions, Division of Banks. In 2004, he accepted a position at Golf Savings Bank in Seattle. Matthew served in a variety of capacities at Golf Savings Bank before his promotion to Chief Financial Officer in 2007. After the Golf Savings Bank merger with Sterling Savings Bank, Matthew held the position of Senior Vice President of the Home Loan Division at Sterling until resigning in 2011 to join 1st Security Bank. Matthew is inspired by the Bank’s commitment to its customers and to the communities it serves. Matthew serves as a Board member of the Washington Bankers Association (“WBA”) and the Seattle Branch of the Federal Reserve Bank of San Francisco. He is also on the Government Relations Committee with the WBA. Matthew volunteers with The IF Project, teaching Financial Literacy at the Washington Corrections Center for Women. He is passionate about financial literacy and youth education.

Phillip D. Whittington joined 1st Security Bank in January 2020 as its Controller. He was promoted to Chief Financial Officer on May 1, 2025. Phil graduated with distinction from the College of Charleston in South Carolina with a Bachelor of Science in Accounting and later earned a Master of Accountancy from the University of South Carolina. As a licensed Certified Public Accountant, Phil began his career in public accounting at the firm of Elliott Davis in their banking practice, where he was promoted to manager during his five-year tenure. He is also a 2025 graduate of the Pacific Coast Banking School. Phil volunteers with Special Olympics and Food Lifeline.

Sean P. McCormick joined 1st Security Bank as a Commercial Credit Analyst in 2011.  He was promoted to VP Credit Administrator in 2017 and to SVP Director of Credit Administration in 2023.  In 2024, he was promoted to Chief Credit Administration Officer and oversees the Bank's credit strategy, credit risk, and financial analysis of the Bank's loan portfolios.  He has been instrumental in the prudent growth and expansion of the Bank's loan portfolios and the Bank's credit risk mitigation efforts. The 11 years that he spent working directly under Rob Fuller, the longtime former Chief Credit Officer of the Bank, have provided Sean with a tremendous amount of institutional knowledge.  Sean holds a BA in Finance from the University of Washington and graduated from the American Bankers Association Stonier Graduate School of Banking.  He received a leadership certificate from the Wharton Executive Education Program in 2022.  Sean continues to volunteer with the Stonier Graduate School of Banking as a mentor for third year students.  He is also a member of the Finance Committee for the Master Builders Association of King and Snohomish Counties.

Robert A. Nesbitt joined 1st Security Bank in 2017 as Vice President, Commercial Lending Relationship Manager and has been actively involved in helping build the Bank's successful commercial lending team.  He was promoted to his current role of Chief Credit Operations Officer in 2024 and is responsible for overseeing the Bank's commercial credit operations.  Robert has been in the commercial banking industry for 25 years, focusing on commercial and industrial lending and commercial real estate lending at both regional and large community banks. Robert holds a BA in History from the University of Tennessee and an MBA from the University of Chicago.  He volunteers with Food Lifeline and is an active member of the Association of General Contractors and the Community Association Institute.

Benjamin G. Crowl has over 19 years of diverse experience in the banking industry, including many years as a commercial lending team lead, director of consumer lending, and relationship manager.  After beginning his career as a college intern at a local community bank in La Jolla, California, he discovered he had a passion for serving businesses and consumers alike. Ben joined the Bank in 2018 as Senior Vice President, Commercial Lending Relationship Manager. He was promoted to Executive Vice President and Chief Lending Officer on July 1, 2023. His responsibilities include oversight of loan production across the commercial, consumer, and commercial real estate lending groups of the Bank. Ben holds a Bachelor of Science in Business Administration degree from Northern Arizona University with a specialty in Marketing and Advertising. He is an honor graduate of the Pacific Coast Banking School and has an Executive Leadership Certificate from the University of Washington's Michael G. Foster School of Business.  Ben has also served on several nonprofit boards throughout his career.

Erin M. Burr holds a Bachelor of Business Administration degree from Western Washington University. She began her career in 1999 as a financial examiner for the Washington State Department of Financial Institutions, Division of Banks. In 2006, Erin joined Builders Capital Mortgage in Seattle as their senior underwriter.  She joined 1st Security Bank in January 2009 and became the Community Reinvestment Act (“CRA”) Officer in January 2010. She took on the Enterprise Risk Manager role in May 2012 and was promoted to Executive Vice President and Chief Risk Officer in April 2018.  As the Bank’s CRA Officer, Erin coordinates the Bank's community outreach volunteer programs and enjoys building relationships with nonprofit groups that support the communities the Bank serves. Erin is a member of the Housing Consortium of Everett and Snohomish County and is dedicated to addressing affordable housing issues. She volunteers at the Stafford Creek Correction Center in conjunction with Grays Harbor College, teaching financial literacy to men. Additionally, she works with YWCA BankWork$ program and participates in the Teach Children to Save Program. She has volunteered in various roles with Domestic Violence Services of Snohomish County. As the Chief Risk Officer, Erin uses her regulatory background to help promote and build risk awareness throughout the Bank.

.

Vickie A. Jarman holds a Bachelor of Arts in Communications from Seattle Pacific University. She joined 1st Security Bank in 2002, after working with the Ballard Boys and Girls Club. Vickie was promoted to Executive Vice President and Chief Human Resources Officer/WOW! Officer in 2018. Prior to becoming the Director of WOW and Chief Human Resources Officer, Vickie worked with our Consumer Lending team.  In addition to her Human Resource responsibilities, Vickie is personally involved in the onboarding and orientation of new hires, sharing the Bank’s Vision, Mission, Core Values, and unique company culture. She ensures that the Bank’s Core Values continue to reflect the personal principles that support all the employees as the organization evolves. She volunteers with The IF Project, teaching Financial Literacy at the Washington Corrections Center for Women, YWCA BankWork$, and the Teach Children to Save Program

Shana C. Allen joined the Bank in 2010 as Vice President of Technology & Operations and was promoted to Senior Vice President the following year. In 2015 she was promoted to SVP, Chief Information Officer and then promoted to Executive Vice President and Chief Information Officer in January 2023. Her responsibilities include oversight of the technology, security and project management teams at the Bank.  She launched her career over three decades ago.  She has held positions in lending, finance, operations, and information technology.  As a leader in the IT field, she is a frequent guest speaker at industry forums and has been a primary contributor to articles published in the Puget Sound Business Journal, the Microsoft Small Business Center, and other publications about information security in financial services. Shana attended the University of Washington and holds certifications in IT Service Management under the Information Technology Infrastructure Library (ITIL) framework and is a Certified Information Systems Security Professional.  She currently sits on the Client Advisory Board for Computer Services, Inc. as well as on the IT & Cybersecurity Program Advisory Committee for Peninsula College. Shana has also served as the digital communications and travel coordinator for a nonprofit division of the Washington-based travel softball club team, the Sundodgers, for several years, helping female student-athletes get to college.  In addition, she received the organization's first annual "Proud to Be Here" award for service to the organization.  Shana has also been involved with organizations such as Domestic Violence Services of Snohomish County and the White Center Food Bank.

Donn C. Costa graduated cum laude from Washington State University with a Bachelor of Business Administration degree. He began his career in mortgage lending over three decades ago and joined the Bank as the EVP of Home Lending in 2012, overseeing home lending sales and operations. Donn previously held the position of Executive Vice President at Sterling Savings Bank after its merger with Golf Savings Bank in 2009. Prior to the merger, Donn was President of Golf Savings Bank and a member of the Board of Directors, serving on the Asset and Liability, Personnel and Lending Committees and held the position of Executive Vice President of Mortgage Lending. Donn’s achievements include serving as President of the Washington Mortgage Lenders and the Seattle Mortgage Bankers, as well as on the Advisory Boards of FNMA and FHLMC.

Kelli B. Nielsen has worked in the financial services industry for three decades and brought a wealth of retail banking and leadership experience to her role when she joined 1st Security Bank in 2016. Previously, she was Vice President, Sales and Service Manager of Retail Banking at Cascade Bank before she moved to Sound Community Bank as the Senior Vice President of Retail Banking and Marketing. In 2016, Kelli graduated from the American Bankers Association (ABA), Stonier Graduate School of Banking, and holds a Certificate of Leadership from The Wharton School of the University of Pennsylvania. She also serves on the ABA Stonier Advisory Board, is an advocate for women, serves on the Alumni Committee, and is a Capstone Advisor for third-year students at Stonier. Kelli serves on the Washington Bankers Association (WBA) Retail Banking Committee, the Government Relations Committee and the WBA Pros Board. Kelli is also a published children’s book author and certified life coach. She has volunteered with Long Way Home, a nonprofit in Guatemala focused on building schools from sustainable materials. She is a former board member for Victim Support Services and the Greater Seattle Business Association (GSBA). Kelli also volunteered with The IF Project, teaching financial literacy and mentored women at the Washington Corrections Center for Women.

Human Capital

Management has developed this Vision Statement: To build a truly great place to work and bank.  By being both aspirational and dynamic, this statement guides current and future strategies, signifying commitment to evolving responsibly to uphold these values for employees. The deliberate order of priorities reflects the Company's belief that constructing an exceptional workplace will inherently lead to the creation of an outstanding banking environment.

Employee Compensation and Benefits

Management remains focused on ensuring employees are provided a livable wage in addition to a commitment to a balanced work/life schedule. Besides a competitive salary, the following benefits are available to all full-time employees:

●	Employee health benefits that have not increased in employee contribution cost since 2014;
●	Life, AD&D, and long-term disability;
●	401k match of up to the first 5% of contribution for up to 4% of total salary;
●	An Employee Stock Purchase Plan (“ESPP”) that matched 6,189 shares in 2025 to employees that have met a minimum threshold of months worked;
●	Vacation and sick leave benefits;
●	Family leave benefits including paid time off for a new child/adopted child;
●	Education reimbursement of up to $5,000 per year for any accredited program;
●	Paid volunteer hours (16 hours each year);
●	Opportunities to participate in development programs through the Washington Bankers Association;
●	Regular Company provided lunches and treats; and
●	A pet friendly workplace at the administrative offices.

Management works with employees to provide these benefits whenever possible including a flexible schedule for employees to be able to enjoy full-time benefits with a reduced hour schedule when appropriate.

Workplace Representation and Opportunities

The Company values a workplace where individuals of all backgrounds feel respected and supported.  Both the Board and management recognize the benefits of varied perspectives, experiences, and professional backgrounds.  This recognition drives the commitment to foster an environment where employees can thrive based on their skills, contributions, and dedication.

The following table provides an overview of workforce composition by gender:

Level	Female %	Male %
Individual Contributor	68%	32%
Manager	68%	32%
Independent Director	50%	50%
Executive	42%	58%

The average tenure for management positions was eight years and two months. The diverse workforce includes individuals of various ethnicities: 1% Alaska Native or American Indian, 12% Asian, 2% Black, 11% Hispanic/Latino, 1% Native Hawaiian or Other Pacific Islander, 69% White.  Additionally, 4% identified with Two or More Races.

Talent Acquisition

The Company has experienced consistent growth and regularly seeks to fill positions within the markets we serve. The interview process involves both managers and team members to ensure a comprehensive evaluation of potential candidates. The Human Resources team serves as a dedicated advocate for employees, with a primary focus on fostering a culture of “Wow.” The leader of the human resources team holds the role of EVP of WOW and is dedicated to recruiting individuals who can build lasting careers within the thriving culture. In 2025, the Company hired 95 new employees for additional positions and replacements, bringing our total employee count to 581 as of December 31, 2025.

Volunteerism

The Company has a long history of giving back and actively participating in volunteer initiatives within the communities it serves. Volunteer hours totaled approximately 9,500 hours in 2025, compared to approximately 6,000 hours in 2024. Community outreach can be attributed to both nonprofit organizations seeking volunteer support and the Company's staff actively seeking ways to contribute their gifts, talents, and time.

Human Capital Metrics

As of December 31, 2025, the Company had 581 employees, 99% are full time employees and 1% are part time including a college internship program. No employees are represented by a collective bargaining agreement. Geographically, 91.4% of the employees reside in Washington State, 6.9% in Oregon, 0.7% in Arizona, 0.3% in Idaho, 0.3% in Colorado, and 0.3% in Texas. The turnover rate for employees as measured by terminated/replaced individuals was 17.5% in 2025, a slight decrease from 19% in 2024.

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

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. At December 31, 2025, total base assessment rates ranged from 5 to 32 basis points subject to certain adjustments.

The FDIC has authority to increase insurance assessments, and any significant increases may have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment. The Bank’s deposit insurance premiums for the year ended December 31, 2025, were $2.3 million.

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

At December 31, 2025, 1st Security Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. The Bank’s capital ratios at December 31, 2025 and December 31, 2024 are presented in the following tables:

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
At December 31, 2025	Ratio	Ratio	Ratio	Ratio
Total risk-based capital (to risk-weighted assets)	13.96%	8.00%	10.50%	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	12.73%	6.00%	8.50%	8.00%
Tier 1 leverage capital (to average assets)	10.96%	4.00%	N/A	5.00%
CET1 capital (to risk-weighted assets)	12.73%	4.50%	7.00%	6.50%

				To be Well
				Capitalized
		For Capital	For Capital	Under Prompt
		Adequacy	Adequacy with	Corrective
	Actual	Purposes	Capital Buffer	Action Provisions
At December 31, 2024	Ratio	Ratio	Ratio	Ratio
Total risk-based capital (to risk-weighted assets)	14.18%	8.00%	10.50%	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	12.93%	6.00%	8.50%	8.00%
Tier 1 leverage capital (to average assets)	11.24%	4.00%	N/A	5.00%
CET1 capital (to risk-weighted assets)	12.93%	4.50%	7.00%	6.50%

At December 31, 2025, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For a complete description of the Bank’s required and actual capital levels on December 31, 2025, see “Note 13 – Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10–K.

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

At December 31, 2025, 1st Security Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see “Note 13 – Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10–K.

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

Federal Home Loan Bank System. The FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances are required to be fully secured by sufficient collateral as determined by the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank’s asset size and level of borrowings from the FHLB of Des Moines. See “Business – Deposit Activities and Other Sources of Funds – Debt.” At December 31, 2025, 1st Security Bank had $8.0 million in FHLB of Des Moines stock, which was in compliance with this requirement.  The FHLB pays dividends quarterly, and 1st Security Bank received $888,000 in dividends during the year ended December 31, 2025.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2025, 1st Security Bank's aggregate recorded loan balances for construction, land development and land loans were 103.5% of regulatory capital. In addition, at December 31, 2025, 1st Security Bank loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 274.9% of regulatory capital.

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

Dividends. Dividends from 1st Security Bank constitute a major source of funds for dividends in future periods that may be paid by FS Bancorp to shareholders. The amount of dividends payable by 1st Security Bank to FS Bancorp depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, 1st Security Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on 1st Security Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of 1st Security Bank, without the approval of the Director of the DFI. The Bank paid $24.0 million in dividends to the holding company in 2025.

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

On October 24, 2023, the federal banking agencies, including the FDIC, issued a final rule intended to strengthen and modernize regulations implementing the CRA.  The rule was designed to encourage banks to expand access to credit, investments, and banking services in low- and moderate-income communities, accommodate changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of CRA regulations, and tailor CRA evaluations and data collection based on bank size and type. The final rule was published with an effective date of April 1, 2024, and included staggered compliance deadlines; however, implementation was stayed by a preliminary injunction.  In 2025, the federal banking agencies issued a Joint Notice of Proposed Rulemaking to rescind the 2023 final rule and reinstate the prior CRA regulations.  As a result, the Bank continues to be evaluated under the pre-2023 CRA regulatory framework.

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

The federal banking agencies recently adopted rules providing new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Noncompliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

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

Federal Reserve System. Federal Reserve regulations historically required the Bank to maintain reserves against certain transaction accounts and non-personal time deposits, which could be held as cash or as noninterest-bearing balances at the Federal Reserve Bank of San Francisco (“FRB”).  However, effective March 26, 2020, the Federal Reserve reduced all reserve requirement ratios to zero percent.  As a result, the Bank was not required to maintain any reserves balances with the FRB at December 31, 2025, although it continues to maintain balances at the Federal Reserve to support liquidity and payment activities.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. 1st Security Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, 1st Security Bank is generally subject to supervision and enforcement by the FDIC and the DFI with respect to compliance with federal and state consumer financial protection laws and regulations. In early 2025, CFPB leadership significantly scaled back the agency's rulemaking, enforcement and supervisory activities, including pausing major enforcement actions, rescinding guidance, and narrowing priorities which has significantly reduced active oversight of financial institutions.  Although statutory consumer protection requirements remain in force, the agency's diminished operations have created regulatory uncertainty with respect to the supervision and enforcement of the existing consumer financial protection laws.

1st Security Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, these include the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. In addition, The USA PATRIOT Act requires banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations. Failure to comply with these laws and regulations can subject 1st Security Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

Regulatory Capital Requirements. The Federal Reserve has established minimum regulatory capital requirements generally applicable to bank holding companies with consolidated assets in excess of $3.0 billion as of June 30 of each year.  For a description of the Company's capital requirements, see “Note 13 – Regulatory Capital” of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

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

Taxation

Federal Taxation

General. FS Bancorp and 1st Security Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FS Bancorp. 1st Security Bank is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before 2021, and income tax returns have not been audited for the period of 2015 to 2025.

FS Bancorp files a consolidated federal income tax return with 1st Security Bank. Accordingly, any cash distributions made by FS Bancorp to its shareholders would be considered to be taxable dividends and not as a non‑taxable return of capital to shareholders for federal and state tax purposes. For additional information, see “Note 10 – Income Taxes” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

Method of Accounting. For federal income tax purposes, FS Bancorp currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Net Operating Loss Carryovers. The Company may carryforward net operating losses indefinitely. At December 31, 2025, the Company had no net operating losses.

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

Washington Taxation

The Company and the Bank are subject to a business and occupation tax which is imposed under Washington law at the rate of 2.1% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties and certain U.S. Government and agency securities are not subject to this tax. The Company recognized $2.3 million and $1.7 million in business and occupation tax expense for the years ended December 31, 2025 and 2024.

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

Our primary market areas are in the Puget Sound region of Washington and Kitsap, Clallam, Jefferson, Grays Harbor, Thurston, and Benton counties. Following the acquisition of seven banking branches in 2023, our footprint expanded to include Klickitat County in Washington, and Lincoln, Malheur and Tillamook counties in Oregon.  Adverse economic conditions in our market areas, including declining employment, reduced consumer spending, or business failures, could adversely affect our growth, customers’ ability to repay loans, and consequently, our business, financial condition, and results of operations.

Broader macroeconomic factors may also adversely affect our performance.  Although inflation has moderated, higher input costs and persistent wage pressures continue to affect many borrowers, while the Federal Reserve's interest rate reductions in late 2025 have resulted in increased margin compression and reduced yields on adjustable- and variable-rate loans.  Additionally, slowing economic activity, shifting consumer sentiment, and higher levels of household debt may negatively affect credit performance in our consumer and commercial portfolios.  Trade disputes, tariffs, U.S. - China tensions, and shifting global supply chain patterns may continue to influence operating costs for our commercial borrowers, particularly those dependent on construction materials, manufacturing inputs, or exports.

A downturn in economic conditions, whether due to recessionary conditions, inflation or deflation, interest rate volatility, geopolitical conflicts, market instability, adverse weather events, or other factors, could have a material adverse effect on the business, financial condition, and results of operations. Any of these conditions could lead to:

●	Reduced demand for our products and services, potentially leading to lower loan originations, deposits or other revenue.

●	Elevated loan delinquencies, nonperforming assets, and foreclosures.

●	An increase in our ACL on loans.

●	Depreciation in collateral values securing our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.

●	Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us.

●	Reduction in our low-cost or noninterest-bearing deposits, adversely affecting our funding costs and liquidity.

 A substantial portion of our loan portfolio consists of loans secured by real estate or fixtures affixed to real property.  Any decline in real estate market values could materially affect borrowers' ability to repay loans and reduce the value of collateral. Real estate values are affected by various factors, including economic trends, government regulations, zoning and tax policies, interest rates, natural disasters (including earthquakes and floods), and disruptions in construction or materials supply. Forced liquidation of collateral during periods of declining real estate values could materially impair our financial condition and results of operations.

Monetary policy, interest rate volatility, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.

Our financial condition and results of operations are influenced by monetary, fiscal, and trade policies, including those of the Federal Reserve, the U.S. Treasury, and other governmental authorities.  Actions by these authorities may lead to inflation, deflation, changes in interest rates, or other economic conditions that could materially adversely affect our results of operations.  Tariffs, supply-chain disruptions, or rising costs could reduce the ability of our clients, particularly small- and medium-sized businesses, to repay loans, negatively affecting credit quality and financial performance. Prolonged inflation may increase operational costs, including wages and benefits, while fluctuations in interest rates and the yield curve can significantly impact our net interest income.  Interest rates may not move in alignment with inflation or deflation, adding uncertainty to the economic environment.

Risks Related to our Lending Activities

Our loan portfolio possesses increased risk due to a large percentage of consumer loans.

Our consumer loans accounted for $597.0 million, or 22.5% of our total gross loan portfolio as of December 31, 2025, of which $525.8 million (88.1% of total consumer loans) consisted of indirect home improvement loans (some of which were not secured by a lien on the real property), $68.1 million (2.6% of total consumer loans) consisted of marine loans secured by boats, and $3.0 million (0.1% of total consumer loans) consisted of other consumer loans, which includes personal lines of credit, credit cards, automobiles, direct home improvement, loans on deposit, and recreational loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on owner-occupied, one-to-four-family residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of provision for credit losses on loans, which would reduce profits. Consumer loans generally entail greater risk than one-to-four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles and boats. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.

Most of our consumer loans are originated indirectly through third-party dealers, which presents greater risk than our direct lending products because we do not have direct contact with the borrower. Unlike direct loans where the borrower applies with us directly, in indirect originations the dealer, who has a financial interest in completing the sale, assists the borrower in preparing the loan application. Although we disburse the loan proceeds directly to the dealer upon receipt of a “completion certificate” signed by the borrower, the absence of direct interaction with the borrower increases the risk of material misstatements in the loan application or misuse of loan proceeds by either the borrower or the dealer. In addition, if the work is not properly performed, the borrower may cease payment on the loan until the problem is rectified.

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

Our indirect home improvement lending, the largest component of our consumer loan portfolio, is reliant on our relationships with home improvement contractors and dealers. Specifically, our indirect home improvement loan operations rely on our ability to establish and maintain relationships with reputable contractors and dealers who originate loans at the point of sale. As of December 31, 2025, our indirect home improvement contractor/dealer network included 33 active contractors and dealers located across Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire. Indirect home improvement loans totaled $525.8 million, or 19.8% of our total gross loan portfolio, at December 31, 2025, reflecting approximately 29,000 loans with an average balance of approximately $18,000.

Although we have established relationships with home improvement contractors and dealers, these partnerships are generally not exclusive, some are newly formed, and they may be terminated at any time. An economic downturn or recession, coupled with tighter credit availability for contractors, dealers, and their customers, could lead to increased business closures, reduced sales, and lower loan volume within our contractor/dealer network.  This could adversely affect our business, results of operations, and financial condition. Additionally, competition poses a significant risk.  If competitors offer superior service or more attractive loan products, our contractor/dealer partners may terminate their relationships with us or refer customers to our competitors. Our reliance on a concentrated group of contractors and dealers further heightens this risk, as five dealers accounted for 74.5% of our 2025 annual loan volume. The loss of any one of these key dealers could materially reduce our loan origination volume. Failure to grow existing relationships or develop new ones could have a significant adverse impact on our results of operations and financial condition.

A significant portion of our business involves commercial real estate lending, which is subject to various risks that could adversely impact our results of operations and financial condition.

At December 31, 2025, our loan portfolio included $969.5 million of commercial real estate loans, or 36.5% of our total gross loan portfolio, including $177.1 million secured by non-owner occupied commercial real estate properties, and $262.2 million of multi-family real estate loans. The credit risk associated with these types of loans is generally higher than that of one-to-four-family residential loans. Repayment typically depends on the successful operation and income stream of the property securing the loan, as well as the value of the real estate collateral, both of which can be significantly affected by economic conditions.

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

At December 31, 2025, our commercial business loan portfolio included commercial and industrial loans of $301.1 million, or 11.3%, and warehouse lending of $28.2 million, or 1.1%, of our total gross loan portfolio. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial and industrial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable and collateral securing these loans may fluctuate in value. This collateral may consist of equipment, inventory, accounts receivable, or other business assets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid, and may fluctuate in value based on the specific type of business and equipment. As a result, the availability of funds for the repayment of commercial and industrial business loans may be substantially dependent on the success of the business itself, which in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower. For additional information see, “Our residential mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.”

Our residential construction lending is subject to various risks that could adversely impact our results of operations and financial condition.

Our lending activities include extending real estate construction loans to individuals and builders, primarily for residential property development.  As of December 31, 2025, our construction and development loan portfolio totaled $396.5 million, constituting 14.9% of our total gross loan portfolio, excluding $235.4 million in unfunded construction loan commitments.  Of this portfolio, $266.2 million was allocated to speculative residential real estate projects, and $42.3 million was allocated to non-speculative residential custom construction. Additionally, we had two commercial note-secured lines of credit totaling $55.0 million in commitments, directed towards residential construction re-lenders with an outstanding balance of $29.2 million at December 31, 2025. The risks associated with the collateral underlying our commercial construction warehouse lines are similar to those associated with our residential construction and development loans.

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

Furthermore, as of December 31, 2025, our outstanding construction and development loans included $134.4 million in speculative one-to-four-family construction loans and $4.5 million in land acquisition and development loans.  Speculative construction loans involve financing projects without a committed buyer, with repayment relying heavily on market demand upon project completion.  Fluctuating market conditions can significantly impact the salability of such properties and, by extension, loan repayment. The absence of a confirmed buyer during the construction phase increases uncertainty and risk.  Land acquisition loans are often associated with properties lacking income-generating capabilities, with repayment depending on the successful development, sale, or lease of the property. Unlike developed properties, undeveloped land tends to be illiquid and may not readily convert to cash. The lack of income and potential challenges in liquidating the collateral increases the risk of these loans, especially in the event of default.  Given these inherent uncertainties, rigorous monitoring, continuous market evaluations, and proactive management of speculative construction and land acquisition loans are essential to mitigate risks and minimize potential adverse impacts on our loan portfolio and financial performance.

At December 31, 2025, $9.2 million in real estate construction and development loans were nonperforming. A substantial increase in nonperforming loans in this segment could significantly affect our financial condition and results of operations.

Our residential mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.

At December 31, 2025, we had approved residential warehouse lending lines to three companies in varying amounts from $3.0 million to $9.0 million, for an aggregate amount of $15.5 million. At December 31, 2025, there was $2.5 million outstanding under these residential warehouse lines, compared to $2.2 million outstanding at December 31, 2024.

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

At December 31, 2025, $628.8 million, excluding loans held for sale of $43.7 million, or 23.7% of our total loan portfolio was secured by first liens on one-to-four-family residential loans.  Additionally, home equity lines of credit and second lien mortgages totaled $88.3 million, or 3.3% of our total loan portfolio at that date. These loans are sensitive to regional and local economic fluctuations, which can significantly impact borrowers’ ability to meet payment obligations, making loss levels difficult to predict. A downturn in housing markets, particularly in Washington (and to a lesser extent in Oregon), where a concentration of our loans exists could reduce the value of the collateral securing these loans and increase our risk of loss upon a default by the borrower. Economic decline or reduced real estate sales volumes and prices, coupled with higher unemployment rates, may increase loan delinquencies and asset quality concerns, which could also negatively impact demand for our products and services.

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

Severe flooding in Western Washington and Oregon in November 2025, as well as the increasing frequency and severity of flood and wildfire events, could materially and adversely affect the credit quality of our loan portfolio and the adequacy of our allowance for credit losses.

The catastrophic flooding that occurred in November 2025 in Western Washington and Oregon has heightened the risks associated with our loan portfolio, particularly in flood-prone areas where we have significant credit exposure.  Borrowers affected by the flooding may experience financial hardship, impairing their ability to meet their loan obligations and increasing the likelihood of delinquencies, nonperforming loans, and charge-offs. Damage to, or destruction of properties securing our loans may also reduce collateral values, which could increase potential losses.

Our ability to recover losses may be further limited if borrowers lack adequate insurance coverage or if insurance claims are delayed or denied.  In addition, the flooding caused economic disruption in the impacted communities, including business closures and job losses, which continue to reduce borrowers' repayment capacity and require adjustments to our credit loss assumptions.

Moreover, climate-related events, including both flooding and wildfires, are occurring with greater frequency and severity.  These trends may increase the long-term risks to our loan portfolio and may necessitate increases to our allowance for credit losses.  While we regularly evaluate the adequacy of our allowance based on current conditions and reasonable and supportable forecasts, there can be no assurance that our allowance will be sufficient to cover actual losses, particularly if sever weather-related events persist or worsen.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in losses in the future.

At December 31, 2025, our nonperforming assets (which consisted of nonaccrual loans) were $18.7 million or 0.59% of total assets. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our income and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or loss. If we experience increases in nonperforming loans and nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations, as our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity. A significant increase in the level of nonperforming assets from current levels would also increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile.

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

Our earnings and cash flows are largely dependent upon our net interest income, which is significantly affected by interest rates. Interest rates are highly sensitive to factors beyond our control, including general economic conditions, market expectations, and policies set by governmental and regulatory bodies, particularly the Federal Reserve. Increases in interest rates could reduce our net interest income, weaken the housing market by further curbing refinancing activity and home purchases, and negatively affect the broader U.S. economy, potentially leading to slower economic growth or recessionary conditions. Interest rates may have remained elevated in 2025, with volatility continuing in short- and long-term yields, which may affect net interest income and credit quality.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage this risk effectively, our business, financial condition, and results of operations could be materially affected.

Our net interest margin, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, can be adversely affected by interest rate changes.  While yields on assets and costs of liabilities tend to move in the same direction, they may do so at different speeds, causing the margin to expand or contract.  As our interest-bearing liabilities often have shorter durations than our interest-earning assets, a rise in the interest rates may lead to funding costs increasing faster than asset yields, compressing our net interest margin.  Additionally, changes in the slope of the yield curve, such as flattening or inversion, can further pressure our margins as funding costs rise relative to asset yields.  Conversely, falling rates could increase loan prepayments, leading to reinvestment in lower-yielding assets, and reducing income.

In a heightened rate environment, retaining deposits can become more costly.  At December 31, 2025, we held $1.06 billion in certificates of deposit maturing within one year and $1.53 billion in noninterest-bearing and NOW checking accounts, and savings and money market accounts.  If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline.  Additionally, adjustable-rate residential mortgage loans and home equity lines of credit may face increased default risks in a rising rate environment.

Changes in interest rates also affect the fair value of our MSRs.  At December 31, 2025, we serviced $1.67 billion in loans, with associated MSRs recorded at an amortized cost of $8.6 million and an estimated fair value of $21.8 million. Rising rates generally increase MSR value by extending the life of underlying loans, while falling rates typically reduce MSR value through faster loan prepayments.  Declines in MSR fair value could reduce our earnings. For additional information, see "Note 1 – Basis of Presentation and Summary of Significant Account Policies –Subsequent Events", “Note 4 – Mortgage Servicing Rights” and “Note 14 – Fair Value Measurements” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

Interest rate fluctuations also influence the fixed-rate investment securities, which inversely correlate with rate changes.  At December 31, 2025, the fair value of our securities available-for-sale was $288.7 million, with unrealized net losses of $16.8 million, net of tax, reflected in stockholders' equity. These unrealized losses on securities have been partially offset by unrealized gains on cash flow and fair value hedges with net unrealized gains of $992,000, net of tax, at December 31, 2025. Further declines in fair value from sustained or additional rate increases could have an adverse effect on stockholders’ equity.

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

Although we sell loans into the secondary market without recourse, we provide customary representations and warranties to buyers.  If these representations and warranties are breached, we may be required to repurchase the loans, potentially incurring a loss.  As of December 31, 2025, we recorded a holdback reserve of $1.8 million to cover potential losses related to these guarantees for one-to-four-family loans sold into the secondary market.

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

Decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.  Additionally, there is no assurance that the decline in market value will not result in credit losses, which would lead to additional provisions for credit losses that could materially affect our net income and capital levels.

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

Long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by an asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We had $3.6 million of goodwill at December 31, 2025.

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

               Under federal and state laws and regulations governing the safety and soundness of insured depository institutions, regulatory agencies such as state banking regulators, the DFI, the Federal Reserve, and the FDIC (as the insurer of bank deposits), have the authority to compel or restrict our actions if they determine that our capital levels are insufficient or that we are operating in a manner inconsistent with safe and sound banking practices. In addition to safety and soundness examinations, we and our subsidiaries are subject to oversight by state and federal regulators to ensure compliance with applicable laws, regulations, and consumer protection initiatives. This regulatory process may result in requirements to address identified concerns through informal or formal supervisory actions, such as board resolutions, memoranda of understanding, written agreements, or consent or cease-and-desist orders, requiring corrective actions or prohibiting specific activities.  Failure to comply with the terms of such actions or directives could result in heightened supervisory measures, including consent orders, prompt corrective action restrictions, or additional regulatory penalties.  These actions could impose significant restrictions on our ability to pursue new or existing business initiatives, which may adversely affect our business, reputation, and operational flexibility.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to raise significant concerns about the state of the environment. Federal and state policy approaches to climate change continue to evolve, and changes in legislative or regulatory priorities could alter the requirements and expectations placed on businesses, including banks, to address climate-related risks.

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

The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects. At December 31, 2025, FS Bancorp had $8.1 million in unrestricted cash to support dividend and debt payments.

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

Regulatory changes to diversity, equity and inclusion (“DEI”) and environmental, social and governance (“ESG”) practices may adversely impact our reputation, compliance costs, and business operations

Recent federal actions, including changes in federal DEI and ESG guidance, have shifted oversight of DEI and ESG practices.  These developments alter the regulatory expectations and compliance requirements for companies with DEI and ESG initiatives.  This shift increases compliance risk for companies with DEI and ESG initiatives, and new guidance may restrict voluntary programs and training, potentially requiring policy changes, reporting adjustments, and operational modifications.

At the same time, state-level requirements remain inconsistent.  Some continue to mandate diversity or climate disclosures, while others limit DEI and ESG activities, creating additional operational complexity for multi-state businesses.

Failure to align DEI and ESG efforts with the current legal framework could result in reputational harm, legal challenges, financial penalties, and limitations on government contracting.  Private third-party ESG and DEI evaluations may further influence investor decisions, access to capital, and stakeholder perception.

Although investors, customers, and other stakeholders continue to expect transparency and commitment to broader ESG goals, including workforce diversity, community engagement, and responsible governance, scaling back DEI or ESG efforts to comply with federal mandates may trigger criticism from investors, advocacy groups, and employees. Meanwhile, misalignment with state laws or rating agencies could affect market perception and access to capital.

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

Governance

The Company’s Board of Directors provides active oversight of cybersecurity threats in accordance with the Board-approved Information Security Policy and Program. Direct oversight of the Program is delegated to the Audit Committee of the Board of Directors. The Audit Committee has an established risk appetite statement that defines the Company’s risk acceptance tolerance. The Audit Committee reviews and approves the Risk Appetite statement annually. The Audit Committee also plays a critical role in overseeing the Bank’s efforts to develop, implement, and maintain an effective Information Security Program. With direction and oversight by the Audit Committee, the Bank’s Chief Risk Officer (“CRO”) oversees the enterprise-wide risk management program, and the Chief Information Officer (“CIO”) and the Information Security Manager are the Board-appointed Information Security Officers, responsible for the Information Security Program, including cybersecurity. The CRO, CIO, and Information Security Manager report cybersecurity related matters directly to the Audit Committee.

The Information Security team, engaged in enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes, ensures a complete approach to safeguarding the confidentiality, integrity, and availability of sensitive information. The Information Security team consists of experienced information security professionals and is led by the CIO. The CIO has more than 25 years of information technology and banking leadership experience and holds a Certified Information Systems Security Professional (“CISSP”) designation. Reporting to the CIO is the Information Security Manager who has more than 10 years of cybersecurity experience in the Financial Institution industry and possesses a master’s degree in information systems management with an emphasis in cybersecurity. Complementing the independent Information Security team, is the Information Technology (IT) team. The IT System Administration & Engineering Manager has over 10 years financial institution technology experience and a master’s degree in information systems management with a cybersecurity management specialization and the Systems Support Manager has over 20 years of financial institution technology experience, ensuring technology operations occur with a security-focused mindset. In addition to experienced information security and information technology teams, the Company engages with industry experts for managed security services. This collaborative effort includes threat intelligence gathering, firewall management, intrusion detection system monitoring, intrusion prevention services, and security information and event management monitoring, ensuring round-the-clock protection.

The Vendor Management team ensures compliance with the organization’s Vendor Management Policy, including initial and ongoing due diligence of all third-party providers.

Risk assessments and risk management plans are developed, communicated, and tracked. Annually, the CIO and Information Security Manager present the Information Security Risk Assessment to the IT Steering Committee and to the Audit Committee of the Board of Directors for review and approval. Quarterly, the CIO and Information Security Manager provide an Information Security Risk Management Plan status report to the Audit Committee and an Information/Cybersecurity Status report to the full Board of Directors. Reports encompass internal information and cybersecurity assessments, business continuity plans, disaster recovery measures, incident response planning and testing, patch management and vendor management program statuses, as well as internal self-audit results. The information security risk assessment and updates on projects aimed at fortifying information security systems and emerging cybersecurity threat insights are communicated to the Audit Committee, maintaining transparency, and ensuring informed decision-making. Annual review and approval of information security-related policies by the Audit Committee underscore our commitment to governance and regulatory compliance.

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

Item 2. Properties

At December 31, 2025, the Company maintained a headquarters office in Mountlake Terrace, Washington, an administrative office in Aberdeen, Washington, 27 full-service bank branches, and 13 loan production offices, with an aggregate net book value of $44.1 million. The Company owns its headquarters office, its administrative office and 21 of its 27 branch offices. The remaining branch offices and the seven stand-alone loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material. The Company’s leases have remaining lease terms of 3 months to 9.6 years, some of which include options to extend the leases for up to five years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are suitable for the Company’s needs. For additional information see “Note 5 – Premises and Equipment” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

The Company maintains depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. Management has a business continuity plan in place with respect to the data processing system, as well as the Company’s operations as a whole.

Item 3. Legal Proceedings

Because of the nature of our activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires the Company to defend its lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the Company's financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Stock Market LLC’s Global Market, under the symbol “FSBW.” At December 31, 2025, there were approximately 181 shareholders of record based upon securities position listings furnished to the Company by its transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street name” accounts with brokers.

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

The cash dividend policy is reviewed by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. The future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations. Management’s projections show an expectation that cash dividends will continue for the foreseeable future.

Issuer Purchases of Equity Securities. The following table summarizes common stock repurchases during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan or Program(2)
October 1, 2025 - October 31, 2025	19,958	$39.94	19,958	$5,028,760
November 1, 2025 - November 30, 2025	20,272	40.01	11,729	4,217,276
December 1, 2025 - December 31, 2025	6,717	40.22	6,717	3,947,473
Total for the quarter	46,947	$40.01	38,404	$3,947,473

________________________________

(1) Includes 8,543 shares internally repurchased by the Company acting as the cash counterparty for participants exercising options.

(2) On July 9, 2025, the Company announced a stock repurchase program authorizing the repurchase of up to $5.0 million of Company common stock, in addition to any amounts remaining under the prior repurchase program. On October 27, 2025, while a small amount remained available under the July 2025 program, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $5.0 million of Company common stock. The July 2025 program was fully completed in October 2025. Repurchases under the October 2025 program may be made from time to time in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards, during the 12‑month period ending October 27, 2026. Repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards, during the 12‑month period ending October 27, 2026. The actual timing, price, and number of shares repurchased under the program depend on various factors, including any trading plan adopted under Rule 10b5‑1 of the Securities Exchange Act of 1934, as amended, the market price of the Company’s common stock, general business and market conditions, and alternative uses of capital. These programs do not obligate the Company to repurchase any specific number of shares and may be expanded, extended, modified, or discontinued at any time.

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ S&P 500 Index (U.S. Stock) and S&P U.S. SmallCap Banks Index. Total return assumes the reinvestment of all dividends and that the value of common stock and bank index was $100 on December 31, 2020.

Source: S&P Global Market Intelligence

Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
FS Bancorp, Inc.	$100.00	$124.78	$127.80	$145.83	$166.69	$172.94
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P U.S. SmallCap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37

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

Overview

1st Security Bank has been serving the Puget Sound area since 1907, which includes the period in which the predecessor to Anchor Bank, one of its banking acquisitions, was formed. On July 9, 2012, the Bank converted from mutual to stock ownership and became the wholly owned subsidiary of FS Bancorp.

The Company is relationship-driven, delivering banking and financial services to local families, local and regional businesses and industry niches in suburban communities in the greater Puget Sound area, the Kennewick-Pasco-Richland metropolitan area of Washington, also known as the Tri-Cities, as well as Goldendale, Vancouver, and White Salmon, Washington and Manzanita, Newport, Ontario, Tillamook, and Waldport, Oregon.

The Company also maintains its long-standing indirect consumer lending platform which operates primarily throughout the Western United States. The Company emphasizes long-term relationships with families and businesses within the communities served, working with them to meet their financial needs. The Company is also actively involved in community activities and events within these market areas, which further strengthens its relationships within these markets.

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

As a diversified lender, the Company specializes in originating one-to-four-family residential loans, CRE mortgages, second mortgages, consumer loans, marine lending, and commercial business loans.

At December 31, 2025, the Company's loan portfolio consisted of the following major categories: CRE loans, residential real estate loans, consumer loans, and commercial business loans representing 36.5%, 28.6%, 22.5% and 12.4% of the portfolio, respectively.

Indirect home improvement loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations are a large segment of the consumer loan portfolio. These indirect home improvement loans are dependent on the Company's contractor/dealer network of 33 currently active fixture dealerships located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire. During the year ended December 31, 2025, the Company originated 6,146 indirect home improvement loans with an aggregate total of $138.2 million. Five contractor/dealer accounted for 77.5% of the dollar volume funded in this category.  In addition, four states represented nearly three-quarters of the loan originations: Washington, Oregon, California, and Colorado with 37.0%, 19.0%, 12.9%, and 6.5% of total loan volume, respectively.

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and from existing customers. Retail banking customers are also an important source of the Company’s loan originations. The Company originated $716.6 million of one-to-four-family loans (which included loans held for sale, loans held for investment and fixed seconds) in addition to $22.9 million of loans brokered to other institutions through the home lending segment during the year ended December 31, 2025, of which $555.2 million were sold to investors. Of the loans sold to investors, $209.1 million were sold to the FNMA, FHLMC, FHLB, and GNMA with servicing rights retained for the purpose of further developing these customer relationships.

For the year ended December 31, 2025, one-to-four-family loan originations and refinancing activity increased compared to the prior period as a result of changes in interest rates and economic conditions. Residential construction and development lending, while not as common as other loan origination options like one-to-four-family loans, continues to be an important element in our total loan portfolio, and we continue to take a disciplined approach by concentrating our efforts on loans to builders and developers in our market areas known to us. These short-term loans typically have a maturity period of six to 18 months, with disbursements not fully realized at origination, leading to a short-term reduction in net loans receivable.

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

Allowance for Credit Losses (“ACL”) on Loans. The ACL reflects Management’s evaluation of our loans and their estimated loss potential, as well as the risk inherent in various components of the portfolio. Significant judgment and assumptions are applied in estimating the ACL. These judgments, assumptions and estimates are susceptible to significant changes based on the current environment. Among the material estimates required to establish the allowance for credit losses are a reasonable and supportable forecast; a reasonable and supportable forecast period and the reversion period; value of collateral; strength of guarantors; the amount and timing of future cash flows for loans individually evaluated; and determination of the qualitative loss factors.

Management estimates the ACL using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ACL is maintained at a level sufficient to provide for expected credit losses over the life of the asset based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current portfolio. These factors include, among others, changes in the size and composition of the portfolio, delinquency rates, actual loss experience and current economic conditions.

During 2025, the change in the allowance was primarily driven by loan portfolio growth, changes in delinquency rates, and changes in economic forecast assumptions utilized in the Company’s expected credit loss models. Key forecast variables impacting the estimate included projected unemployment rates, interest rates, and other macroeconomic factors. The Company also updated certain qualitative adjustment factors to reflect observed trends in credit performance and portfolio composition. While the overall modeling framework and methodology remained consistent with the prior year, updates to economic forecasts and qualitative factors resulted in changes to the estimated lifetime loss rates across several portfolio segments.

The ACL is sensitive to changes in economic forecasts and qualitative assumptions. Holding other assumptions constant, deterioration in economic conditions comparable to the Company’s adverse forecast scenario would result in an increase in the ACL, while improvement in forecast assumptions would reduce the allowance. Changes in qualitative factors related to portfolio concentrations, collateral values, or credit performance trends could also materially affect the ACL.

Because current economic conditions and forecasts can change and future events make it inherently difficult to predict the anticipated amount of estimated credit losses on loans, management's determination of the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may move independently of one another, such that improvement in one or certain factors may offset deterioration in others. Thus, as a result of the significant size of the loan portfolio, the numerous assumptions in the model, and the high degree of potential change in such assumptions, there is a high degree of sensitivity to the reported amounts.

Management believes that the ACL was adequate as of December 31, 2025.

Our Business and Operating Strategy and Goals

The Company’s primary objective is to operate 1st Security Bank as a well-capitalized, profitable, independent, community-oriented financial institution, serving customers in its primary market area defined generally as the greater Puget Sound market area. The Company’s strategy is to provide innovative products and superior customer service to small businesses, industry and geographic niches, and individuals in its primary market area. Services are provided to communities through the main office, 27 full-service bank branches and 13 loan production offices (seven of which are stand-alone), supported by 24/7 access to online banking and participation in a worldwide ATM network.

The Company focuses on diversifying revenues, expanding lending channels, and growing the banking franchise. Management remains focused on building diversified revenue streams while managing credit, interest rate, and concentration risks. The Board of Directors seeks to accomplish the Company’s objectives through a strategy to improve profitability, maintain a strong capital position, and preserve high asset quality. This strategy primarily involves:

Growing and diversifying the loan portfolio and revenue streams. The Company is a diversified lender that seeks to grow and maintain diversification in its portfolio. At December 31, 2025, the Company's loan portfolio included CRE loans, residential real estate loans, consumer loans, and commercial business loans representing 36.5%, 28.6%, 22.5%, and 12.4% of the total loan portfolio, respectively.

Maintaining strong asset quality. Strong asset quality is a key driver of long-term financial success. The percentages of nonperforming loans to total gross loans were 0.71% and 0.54% at December 31, 2025 and 2024, respectively. The percentages of nonperforming assets to total assets were 0.59% and 0.45% at December 31, 2025 and 2024, respectively. Management actively addresses delinquent loans and nonperforming assets by pursuing aggressive collection efforts for consumer debts, marketing saleable foreclosed or repossessed properties, resolving classified assets, and implementing loan charge-offs. In recent years, the Company focused on originating consumer loans for borrowers with higher credit scores, generally over 720, while maintaining flexibility in its lending policy.  While the Company plans to emphasize specific lending products, including commercial and multi-family real estate loans, construction and development loans (including speculative residential construction loans), and commercial business loans, it remains committed to expanding the size of its one-to-four-family residential mortgage loans and consumer loan portfolios.  Throughout these initiatives, the Company maintains a conservative approach to lending and manages credit exposures by leveraging the expertise of experienced bankers.

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

Capturing customers’ full relationship. The Company offers a wide range of products and services that provide diversification of revenue sources and solidify the relationship with the Bank’s customers. The Company focuses on core retail and business deposits, including savings and checking accounts, to support long-term customer retention. As part of the commercial lending process, cross-selling the entire business banking relationship, including deposit relationships and business banking products, such as online cash management, treasury management, wires, direct deposit, payment processing and remote deposit capture. The Company’s mortgage banking program also provides opportunities to cross-sell products to new customers.

Expanding the Company’s markets. In addition to deepening relationships with existing customers, the Company intends to broaden its customer base by leveraging the Company’s well-established community involvement.  The strategy involves selectively emphasizing products and services tailored to meet the specific banking needs of new customers.  Additionally, the Company plans to extend its presence into other market areas through targeted expansion of its home lending network.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Assets. Total assets increased $167.7 million to $3.20 billion at December 31, 2025, from $3.03 billion at December 31, 2024, primarily due to increases of $121.2 million in loans receivable, net, $24.8 million in securities held-to-maturity, $15.9 million in loans held for sale, and $14.3 million in premises and equipment, partially offset by a decrease of $7.7 million in FHLB stock, $3.4 million in total cash and cash equivalents, $3.2 million in core deposits intangible, net, and $2.3 million in bank owned life insurance. Assets growth was primarily funded by increases in interest-bearing deposits, primarily driven by the increase in brokered deposits.

Loans receivable, net, increased $121.2 million, to $2.62 billion at December 31, 2025, compared to $2.50 billion at December 31, 2024.

● CRE loans increased $98.1 million, primarily reflecting:

○ $73.3 million in commercial and speculative construction and development loans,

○ $16.9 million in multi-family loans,

○ $5.7 million in CRE owner occupied loans, and

○ $2.2 million in CRE non-owner occupied loans.

● Residential real estate loans increased $17.0 million, driven by:

○ $13.1 million in home equity loans,

○ $11.4 million in one-to-four-family loans (excluding loans held for sale), and

○ partially offset by a decrease of $7.6 million in residential custom construction loans.

● Total undisbursed construction and development loan commitments increased $61.3 million to $235.4 million at December 31, 2025, from $174.1 million at December 31, 2024.

● Commercial business loans increased $29.4 million, reflecting increases of $15.3 million in warehouse lending and $14.1 million in commercial and industrial (“C&I”) loans.

● Consumer loans decreased $23.2 million, primarily due to declines of $16.1 million in indirect home improvement loans and $6.8 million in marine loans.

Overall, loan growth was concentrated in commercial construction and development, multi-family, and residential real estate segments, reflecting continued demand in those markets.  Consumer balances, primarily indirect home improvement loans, declined presumably due to volatile economic conditions, as the Company continued to manage indirect exposures.

Loans held for sale, consisting of one-to-four-family loans, increased $15.9 million to $43.7 million at December 31, 2025, from $27.8 million at December 31, 2024, reflecting continued investment in home lending operations and strategic management of production capacity.

One-to-four-family loan originations for the year ended December 31, 2025, included $528.0 million of loans originated for sale, $188.6 million of portfolio loans including first and second liens, and $22.9 million of loans brokered to other institutions.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$604,842	81.8%	$626,937	87.6%	$(22,095)	(3.5)%
Refinance	134,150	18.2	88,662	12.4	45,488	51.3
Total	$738,992	100.0%	$715,599	100.0%	$23,393	3.3%

During the year ended December 31, 2025, the Company sold $555.2 million of one-to-four-family loans, compared to $564.8 million one year ago. The decrease in loan sales reflects a more competitive market environment and lower purchase volume, partially offset by higher refinance activity.  The Company remains focused on managing loan production capacity and maintaining a pipeline consistent with market demand.  Gross margin on home loan sales was 3.08% for both years ended December 31, 2025 and  2024. Gross margin is defined as the margin on loans sold without the impact of deferred loan costs.

The ACL on loans totaled $31.9 million, or 1.20% of gross loans receivable (excluding loans held for sale), at December 31, 2025, compared to $31.9 million, or 1.26%, at December 31, 2024. The ACL on unfunded loan commitments increased $360,000 to $1.8 million at December 31, 2025, from $1.4 million at December 31, 2024, primarily reflecting growth in commercial and speculative construction and development loan commitments.  Total loans 30 days or more past due were unchanged at $22.2 million, or 0.84% of total loans, from $22.2 million, or 0.88% of total loans during the prior year period, reflecting similar economic conditions year over year.

Nonperforming loans, consisting solely of nonaccrual loans, increased $5.1 million to $18.7 million at December 31, 2025, from $13.6 million at December 31, 2024. The increase was primarily due to construction and development CRE loans, which increased $4.3 million to $9.2 million, indirect home improvement loans, which increased $2.6 million to $4.3 million, and one-to-four-family residential loans, which increased $1.6 million to $1.8 million.  These increases were partially offset by decreases of $2.9 million in nonaccrual commercial business loans, to $580,000, and a decrease of $722,000 in nonaccrual CRE owner-occupied loans, to $2.0 million. The increase in nonperforming loans reflects continued elevated losses in certain consumer loans due to strained economic conditions and in construction and development loans due to a collateral deficiency on a commercial construction project. Consequently, the ratio of nonperforming loans to total gross loans rose to 0.71% at December 31, 2025, from 0.54% at December 31, 2024. See “Item 1. Business – Lending Activities – Asset Quality” of this Form 10–K for additional information regarding the Company’s nonperforming loans.

Classified loans, all classified as substandard, totaled $27.3 million at December 31, 2025, compared to $22.9 million at December 31, 2024.  The coverage ratio of the ACL on loans to nonperforming loans was 170.6% at December 31, 2025, compared to 234.6% at December 31, 2024.  The decline in the coverage ratio primarily reflects the $2.3 million partial charge-off on a CRE loan that was previously reserved and the increase in nonperforming loans.

Overall, asset quality trends reflect growth in construction, multi-family, and residential loan segments, ongoing elevated losses in certain consumer loan portfolios, and continued risk management and monitoring of nonperforming and substandard exposures.

Liabilities. Total liabilities increased $155.7 million to $2.89 billion at December 31, 2025, from $2.73 billion at December 31, 2024, primarily due to an increase of $334.2 million in deposits, offset by a decrease of $178.5 million in borrowings. The loan-to-deposit ratio was approximately 100.9% at December 31, 2025, compared to approximately 109.5% at December 31, 2024, reflecting the mix shift toward deposits, particularly brokered CDs, to fund asset growth and reduce wholesale borrowings.

Total deposits increased $334.2 million to $2.67 billion at December 31, 2025, from $2.34 billion at December 31, 2024, reflecting increases in all deposit categories. Transactional accounts (noninterest-bearing checking, interest-bearing checking, and escrow accounts) increased $178.9 million to $993.6 million at December 31, 2025, from $814.7 million at December 31, 2024.  This increase was due to increases of $158.9 million in interest-bearing checking ($140.2 million in brokered deposits), $19.5 million in noninterest-bearing checking, and $447,000 in escrow accounts related to mortgages serviced, reflecting higher customer balances and increased activity in mortgage servicing. Money market and savings accounts increased $53.9 million to $549.7 million at December 31, 2025, from $495.8 million at December 31, 2024, due to customer preference for liquidity and slightly higher balances in retail and business savings accounts.

CDs, which include both retail and non-retail CDs, increased $101.5 million to $1.13 billion at December 31, 2025, from $1.03 billion at December 31, 2024.  Retail CDs increased $47.6 million to $921.7 million at December 31, 2025, from $874.0 million at December 31, 2024. Non-retail CDs, which include brokered CDs, online CDs and public funds CDs increased $53.9 million to $208.7 million, compared to $154.9 million at December 31, 2024, was primarily due to an increase of $58.9 million in brokered CDs, offset by a decrease of $5.9 million in online CDs.  Non-retail CDs represented 18.5% and 15.1% of total CDs at December 31, 2025 and 2024, respectively. The increase in non-retail CDs aligns with the Company's strategy to manage interest rate risk and liquidity by accessing larger and more diversified funding sources at competitive rates that were only slightly higher than local market rates, and to reduce reliance on higher cost borrowings.

Deposits are summarized as follows at the years indicated:

(Dollars in thousands)	December 31,
	2025	2024
Noninterest-bearing checking	$647,197	$627,679
Interest-bearing checking (1)	335,449	176,561
Savings	164,056	154,188
Money market (2)	385,618	341,615
CDs less than $100,000 (3)	512,808	440,257
CDs of $100,000 through $250,000	452,666	455,594
CDs greater than $250,000 (4)	164,922	133,045
Escrow accounts related to mortgages serviced (5)	10,926	10,479
Total	$2,673,642	$2,339,418

_______________________________

(1)	Includes $140.2 million and no brokered deposits at December 31, 2025 and 2024, respectively.
(2)	Includes $20.3 million and $279,000 of brokered deposits at December 31, 2025 and December 31, 2024, respectively.
(3)	Includes $202.1 million and $143.1 million of brokered deposits at December 31, 2025 and December 31, 2024, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $718.1 million or 26.9% of total deposits, at December 31, 2025, compared to approximately $652.7 million or 27.9% of total deposits at December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Borrowings decreased $178.5 million to $129.3 million at December 31, 2025, from $307.8 million at December 31, 2024.  The decrease reflects repayment of higher-cost borrowings with lower-cost brokered deposits, consistent with the Company's funding and liquidity strategy.  At December 31, 2025, borrowings were solely comprised of FHLB advances.

Stockholders’ Equity. Total stockholders’ equity increased $11.9 million to $307.7 million at December 31, 2025, from $295.8 million at December 31, 2024. The increase primarily reflects net income of $33.3 million, partially offset by share repurchases of $15.4 million, cash dividends paid totaling $10.3 million and $2.3 million in equity award compensation.  Additionally, the issuance of common stock under the Company's Employee Stock Purchase Plan contributed $1.2 million, reflecting the issuance of 30,942 shares of Company common stock.  Stockholders' equity was also positively impacted by an increase in accumulated other comprehensive income, net of tax of $1.3 million, primarily due to unrealized net gains on securities available-for-sale of $6.0 million, net of tax, partially offset by unrealized net losses on fair value and cash flow hedges of $4.7 million, net of tax, reflecting changes in market interest rates during the period.

Book value per common share was $41.55 at December 31, 2025, compared to $38.26 at December 31, 2024.  The calculation of book value per share at December 31, 2025, was based on 7,404,548 common shares, derived by subtracting the 102,971 unvested restricted stock shares from the 7,507,519 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2024, was calculated based on 7,729,951 common shares, after deducting 103,063 unvested restricted stock shares from the 7,833,014 reported common shares outstanding as of that date.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2025. Income and all average balances are monthly average balances. Nonaccrual loans have been included in the table as loans carrying a zero yield. The yields on tax-exempt municipal bonds have not been computed on a tax equivalent basis.

	Year Ended December 31,
	2025			2024			2023
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned	Yield/	Balance	Earned	Yield/	Balance	Earned	Yield/
(Dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net and loans held for sale (1)(2)	$2,625,703	$181,881	6.93%	$2,511,553	$170,857	6.80%	$2,384,577	$154,945	6.50%
Taxable investment securities (3)(4)	269,747	11,587	4.30	201,852	8,860	4.39	167,865	6,604	3.93
Tax-exempt investment securities (3)	78,499	1,862	2.37	89,332	2,218	2.48	128,787	2,503	1.94
FHLB stock	9,687	888	9.17	7,579	658	8.68	4,740	245	5.17
Interest-bearing deposits at other financial institutions	24,954	1,028	4.12	50,741	2,244	4.42	67,063	2,895	4.32
Total interest-earning assets	3,008,590	197,246	6.56	2,861,057	184,837	6.46	2,753,032	167,192	6.07

Interest-bearing liabilities:
Savings and money market	512,450	8,395	1.64	503,992	7,633	1.51	612,430	5,511	0.90
Interest-bearing checking	209,579	3,804	1.82	176,205	2,521	1.43	189,107	2,586	1.37
Certificates of deposit	1,190,110	45,470	3.82	1,104,246	43,009	3.89	930,805	28,654	3.08
Borrowings	169,788	7,229	4.26	153,926	6,627	4.31	110,328	5,196	4.71
Subordinated note	49,625	1,942	3.91	49,559	1,942	3.92	49,492	1,942	3.92
Total interest-bearing liabilities	2,131,552	66,840	3.14%	1,987,928	61,732	3.11%	1,892,162	43,889	2.32%

Net interest income		$130,406			$123,105			$123,303
Net interest rate spread			3.42%			3.35%			3.75%
Net earning assets	$877,038			$873,129			$860,870
Net interest margin			4.33%			4.30%			4.48%
Average interest-earning assets to average interest-bearing liabilities	141.15%			143.92%			145.50%

____________________________

(1)	The average loans receivable, net balances include nonaccrual loans, which carry a zero yield.
(2)	Includes net deferred fee amortization of $5.8 million, $4.9 million and $6.0 million for the years ended December 31, 2025, 2024, 2023, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $1.1 million, $1.6 million, and $1.5 million for the years ended December 31, 2025, 2024, 2023, respectively.

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

	Year Ended December 31, 2025 vs. 2024			Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable, net and loans held for sale (1)	$7,765	$3,259	$11,024	$8,250	$7,662	$15,912
Taxable Investment securities	2,980	(253)	2,727	862	1,884	2,746
Tax-exempt investment securities	(269)	(87)	(356)	(767)	(8)	(775)
FHLB stock	183	46	229	147	266	413
Interest-bearing deposits at other financial institutions	(1,140)	(76)	(1,216)	(705)	54	(651)
Total interest-earning assets	$9,519	$2,889	$12,408	$7,787	$9,858	$17,645

Interest-bearing liabilities:
Savings and money market	$128	$634	$762	$(976)	$3,098	$2,122
Interest-bearing checking	477	806	1,283	(177)	112	(65)
Certificates of deposit	3,344	(884)	2,460	5,339	9,016	14,355
Borrowings	683	(80)	603	2,053	(622)	1,431
Subordinated note	3	(3)	—	3	(3)	—
Total interest-bearing liabilities	$4,635	$473	$5,108	$6,242	$11,601	$17,843

Net change in net interest income			$7,300			$(198)

__________________________

(1)	The average loans receivable, net balances include nonaccrual loans.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

General. Net income was $33.3 million for the year ended December 31, 2025, compared to $35.0 million for the year ended December 31, 2024.  The decrease was primarily due to a $4.4 million, or 4.6%, increase in noninterest expense, a $4.0 million, or 73.2%, increase in provision for loan losses, and a $1.2 million, or 18.6%, increase in provision for income taxes, partially offset by a $7.3 million, or 5.9%, increase in net interest income and a $721,000, or 3.3%, increase in total noninterest income.

Net Interest Income. Net interest income increased $7.3 million to $130.4 million for the year ended December 31, 2025, from $123.1 million for the year ended December 31, 2024, primarily due to an increase in total interest income of $12.4 million, partially offset by an increase in total interest expense of $5.1 million. The $12.4 million increase in total interest income was primarily due to an increase of $11.0 million in interest income on loans receivable, including fees, driven primarily by a 13 basis point increase in the average yield earned on loans receivable as new loans were originated at higher rates and variable-rate loans repriced higher, and a higher average balance of loans outstanding.  The $5.1 million increase in total interest expense was primarily the result of a shift in the funding mix toward brokered CDs, which were used to repay higher-cost borrowings in accordance with the Company's funding and liquidity strategy.

Net interest margin (“NIM”) increased three basis points to 4.33% for the year ended December 31, 2025, from 4.30% for the prior year. The increase in NIM reflects the increase in yields earned on interest-earning assets, along with a slight improvement in funding costs.

Interest Income. Total interest income for the year ended December 31, 2025, increased $12.4 million, to $197.2 million, from $184.8 million for the year ended December 31, 2024. The $12.4 million increase in total interest income was primarily due to an increase of $11.0 million in interest income on loans receivable, including fees, primarily as a result of net loan growth and variable rate loans repricing higher.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the years ended December 31, 2025 and 2024:

(Dollars in thousands)	Year Ended December 31,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,625,703	6.93%	$2,511,553	6.80%	$11,024
Taxable investment securities (3)(4)	269,747	4.30	201,852	4.39	2,727
Tax exempt securities (3)	78,499	2.37	89,332	2.48	(356)
FHLB stock	9,687	9.17	7,579	8.68	229
Interest-bearing deposits at other financial institutions	24,954	4.12	50,741	4.42	(1,216)
Total interest-earning assets	$3,008,590	6.56%	$2,861,057	6.46%	$12,408

___________________________

(1)	The average loans receivable, net balances include nonaccrual loans.
(2)	Includes net deferred fee recognition of $5.8 million, and $4.9 million for the years ended December 31, 2025 and 2024, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $1.1 million, and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

Interest Expense. Interest expense increased $5.1 million to $66.8 million for the year ended December 31, 2025, from $61.7 million for the prior year, primarily due to an increase of interest expense on deposits of $4.5 million. The higher deposit costs were a result of an increase in the average balances of deposits and the shift in deposit mix toward accounts that generate higher total dollar costs, such as interest-bearing checking (including brokered deposits) and CDs, even though the average rate on some deposit categories, including CDs, declined slightly.

The average cost of total interest-bearing deposits increased four basis points to 3.02% for the year ended December 31, 2025, compared to 2.98% for the year ended December 31, 2024. The average balance of total interest-bearing deposits increased $127.7 million to $1.91 billion for the year ended December 31, 2025, compared to $1.78 billion for the year ended December 31, 2024. The increase in the average cost of deposits was primarily due to higher deposit balances and a shift in the deposit mix toward higher cost accounts.

The average cost of total interest-bearing liabilities increased three basis points to 3.14% for the year ended December 31, 2025, from 3.11% for the year ended December 31, 2024. The average cost of funds, which includes noninterest-bearing checking, increased five basis points to 2.39% for the year ended December 31, 2025, from 2.34% for the year ended December 31, 2024, primarily reflecting a lower proportion of noninterest-bearing deposits in the overall funding mix.

The following table details average balances of interest-bearing liabilities, associated rates and resulting change in interest expense for the years ended December 31, 2025 and 2024:

(Dollars in thousands)	Year Ended December 31,
	2025		2024
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$512,450	1.64%	$503,992	1.51%	$762
Interest-bearing checking	209,579	1.82	176,205	1.43	1,283
Certificates of deposit	1,190,110	3.82	1,104,246	3.89	2,460
Borrowings	169,788	4.26	153,926	4.31	603
Subordinated note	49,625	3.91	49,559	3.92	—
Total interest-bearing liabilities	$2,131,552	3.14%	$1,987,928	3.11%	$5,108

Provision for Credit Losses. For the year ended December 31, 2025, the provision for credit losses was $9.5 million, consisting of a $9.0 million provision for credit losses on loans, a $360,000 provision for credit losses on unfunded loan commitments, and a $232,000 provision for securities held to maturity, compared to a provision for credit losses of $5.5 million, for the year ended December 31, 2024, consisting of a $5.6 million provision for credit losses on loans, partially offset by a $123,000 reversal of the ACL on unfunded loan commitments. The increase in the provision for credit losses on loans primarily reflects growth in the loan portfolio, an increase in nonperforming loans, and higher net charge-offs.

Net loan charge-offs totaled $8.9 million for the year ended December 31, 2025, compared to $5.3 million during the year ended December 31, 2024. The increase was primarily due to a partial charge-off of $2.3 million on a commercial construction loan reflecting the expected loss on the project, along with $2.1 million in increased net charge-off in indirect home improvement loans.  These increases were partially offset by decreases in charge-offs of C&I loans of $551,000 and marine loans of $292,000.  A decline in national and local economic conditions, as a result of the effects of tariffs, inflation, or slowed economic growth, among other factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and result of operations.

The following table details activity and information related to the ACL on loans for the years ended December 31, 2025 and 2024:

	At or For the Year Ended December 31,
(Dollars in thousands)	2025	2024
Provision for credit losses on loans	$8,954	$5,635
Net charge-offs	$8,888	$5,299
Allowance for credit losses on loans	$31,937	$31,870
Allowance for credit losses on loans as a percentage of total gross loans receivable at year end	1.20%	1.26%
Nonaccrual loans	$18,745	$13,601
Allowance for credit losses on loans as a percentage of nonperforming loans at year end	170.59%	234.32%
Nonaccrual loans as a percentage of gross loans receivable at year end	0.71%	0.54%
Total gross loans receivable	$2,655,109	$2,533,821

Management considers the ACL on loans at December 31, 2025, to be adequate to cover forecasted losses in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes that the estimates and assumptions used in its determination of the adequacy of the ACL on loans are reasonable, it is important to acknowledge the inherent uncertainties.  There is no assurance that these estimates and assumptions will not be proven incorrect in the future.  Additionally, there is the possibility that the actual amount of future provisions may exceed past provisions, and any potential increased provisions could adversely impact the Company's financial condition and results of operations. Furthermore, the determination of the amount of the Company's ACL on loans is subject to review by bank regulators as part of the routine examination process.  The regulators may adjust the ACL based on their judgment and the information available to them at the time of their examination.  This regulatory scrutiny adds an additional layer of evaluation and potential adjustment to the Company's credit loss provisions.

Noninterest Income. Noninterest income increased $721,000 to $22.3 million for the year ended December 31, 2025, from $21.6 million for the year ended December 31, 2024.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31,		(Decrease) Increase
(Dollars in thousands)	2025	2024	Amount	Percent
Service charges and fee income	$9,126	$10,026	$(900)	(9.0)%
Gain on sale of loans	8,280	8,557	(277)	(3.2)
Gain on sale of MSRs	—	8,356	(8,356)	100.0
Loss on sale of investment securities	—	(7,836)	7,836	(100.0)
Earnings on cash surrender value of BOLI	1,035	990	45	4.5
Other noninterest income (1)	3,836	1,463	2,373	162.2
Total noninterest income	$22,277	$21,556	$721	3.3%

___________________________

(1)	Year over year increase primarily attributable to a $1.1 million increase in bank owned life insurance mortality income and a $482,000 increase in fair value on retained loans income.

Gross margin on home loan sales was 3.08% for the years ended December 31, 2025 and 2024.

Noninterest Expense. Noninterest expense increased $4.4 million to $102.0 million for the year ended December 31, 2025, from $97.6 million for the year ended December 31, 2024. The following table provides an analysis of the changes in the components of noninterest expense:

	Year Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2025	2024	Amount	Percent
Salaries and benefits	$57,781	$55,092	$2,689	4.9%
Operations	14,923	13,529	1,394	10.3
Occupancy	7,129	6,857	272	4.0
Data processing	7,812	8,424	(612)	(7.3)
Loan costs	2,918	2,685	233	8.7
Professional and board fees	4,648	4,072	576	14.1
FDIC insurance	2,310	2,005	305	15.2
Marketing and advertising	1,250	1,310	(60)	(4.6)
Amortization of core deposit intangible	3,192	3,633	(441)	(12.1)
Impairment (recovery) of servicing rights	54	(38)	92	(242.1)
Total noninterest expense	$102,017	$97,569	$4,448	4.6%

The increase in noninterest expense was driven primarily by higher salaries and benefits, which rose $2.7 million, due to annual merit increases, increased benefits cost, and an increase employee headcount. Other contributing increases included professional and board fees, which rose due to higher consulting costs associated with our core system contract renewal, and FDIC insurance, which increased due to growth in assets. These increases were partially offset by decreases in data processing expenses, amortization of core deposit intangibles, and marketing and advertising. Data processing expenses decreased primarily due to renegotiated vendor contracts.

The efficiency ratio, which measures noninterest expense as a percentage of net interest income and noninterest income, improved slightly to 66.81% for the year ended December 31, 2025, compared to 67.45% for the year ended December 31, 2024, primarily due to the growth in revenues outpacing the increase in noninterest expenses.

Provision for Income Taxes. For the year ended December 31, 2025, the Company recorded a provision for income taxes of $7.8 million on pre-tax income of $41.1 million, compared to a $6.6 million provision on pre-tax income of $41.6 million in 2024. The $1.2 million increase in the provision was primarily due to the absence of alternative energy tax credits under the Inflation Reduction Act of 2022 for 2025 available in 2024. There was a net deferred tax asset of $7.0 million and $7.1 million at December 31, 2025 and 2024, respectively. The effective corporate income tax rates for the years ended December 31, 2025 and 2024 were 18.9% and 15.8%, respectively. For additional information regarding income taxes, see “Note 10 – Income Taxes” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10–K for the year ended December 31, 2024 filed with the SEC.

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

Interest Rate Risk. The table presented below, as of December 31, 2025, is an analysis prepared for the Company by a third-party consultant.  The analysis employs various market and actual experience-based assumptions and depicts a static shock. to net interest income through instantaneous and sustained shifts in the yield curve, with adjustments in 100 basis point increments, both up and down by 300 basis points. The results present a projected income statement with moderate exposure to immediate changes in interest rates. These simulations take into account repricing, maturity, competitive factors, expected life of non-maturity deposits, and prepayment characteristics of individual products. These assumptions are based upon our experience, business plans and published industry experience. Because these assumptions are inherently uncertain, actual results may differ from simulated results. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon and develops appropriate strategies to manage this exposure. The table illustrates the estimated change in net interest income over the next 12 months, starting from December 31, 2025.

Change in Interest	Net Interest Income
Rates in Basis Points	Amount	Change	Change
	(Dollars in thousands)
+300bp	$139,233	$3,894	2.88%
+200bp	138,053	2,714	2.01
+100bp	136,660	1,321	0.98
0bp	135,339	—	—
-100bp	132,907	(2,432)	(1.80)
-200bp	130,147	(5,192)	(3.84)
-300bp	128,697	(6,642)	(4.91)

As indicated by the table above, the Company's net interest income remains relatively stable across interest rate changes, indicating moderate exposure to immediate rate fluctuations.  In a rising rate environment, net interest income increases, with a 2.9% increase at +300 basis points.  In a declining rate environment, net interest income decreases, with a 4.9% decline at -300 basis points.

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

The Bank actively manages its exposure to changes in interest rates as part of its asset-liability management process. In addition to on-balance-sheet strategies, the Bank utilizes derivative instruments, primarily pay-fixed, receive-variable interest rate swaps designated as cash flow hedges, to mitigate the variability of cash flows on borrowings and to effectively lock in fixed borrowing costs over the term of the hedged exposures. Derivatives are an integral component of the Bank’s interest rate risk management strategy and are incorporated into the measurement and monitoring of interest rate risk. The Bank’s asset-liability management models, including net interest income and economic value of equity simulations, include the expected cash flows and repricing characteristics of derivative positions along with related hedged items. Management evaluates interest rate risk on both a hedged and unhedged basis to assess the effectiveness of hedging strategies and the residual exposure to changes in market interest rates. The use of derivatives is intended to reduce the sensitivity of earnings and capital to interest rate movements and to align the repricing characteristics of funding with those of interest-earning assets. The Bank does not use derivatives for speculative purposes.

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

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit runoff that may occur in the normal course of business. The Company relies on several different sources in order to meet potential liquidity demands. The primary sources are increases in deposit accounts, FHLB borrowings, purchases of federal funds, sale of securities available-for-sale, cash flows from loan payments, sales of one-to-four-family loans held for sale, and maturing securities. While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2025, the Bank’s total borrowing capacity was $716.2 million with the FHLB of Des Moines, with unused borrowing capacity of $583.5 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB borrowings. At December 31, 2025, the Bank held approximately $1.08 billion in loans that qualify as collateral for FHLB borrowings.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $276.9 million, and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at December 31, 2025. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans, that qualify as collateral for FRB line of credit. At December 31, 2025, the Bank held approximately $580.9 million in loans that qualify as collateral for the FRB line of credit. There were no outstanding borrowings with the FRB or correspondent banks as of December 31, 2025, and $8.0 million at December 31, 2024.  Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of total deposits or $536.4 million at December 31, 2025. Total brokered deposits at December 31, 2025 were $362.5 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At December 31, 2025, outstanding loan commitments, including unused lines of credit totaled $605.4 million. For information regarding our commitments and off-balance sheet arrangements, see “Note 11 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K. The Company purchased $99.6 million and $110.3 million in securities during the years ended December 31, 2025 and 2024, respectively, and all are classified as available-for-sale.  Proceeds from securities repayments, maturities and sales in those periods were $73.3 million and $119.6 million, respectively.

Our primary investing activity is the origination of loans.  During the years ended December 31, 2025 and 2024, our portfolio loan originations, exceeded our loan repayments by $170.2 million and $73.8 million, respectively. The Bank’s liquidity is also affected by the volume of loans originated and then sold.  During the years ended December 31, 2025 and 2024, the Bank sold $563.5 million and $564.8 million in loans, respectively.

Total deposits increased $334.2 million during the year ended December 31, 2025, partially driven by a net increase in brokered deposits of $219.2 million.  CDs scheduled to mature in one year or less at December 31, 2025, totaled $308.6 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, the Bank expects to incur capital expenditures during the year ending December 31, 2025 related primarily to tenant and operational improvements at the newly purchased headquarters building in connection with the planned headquarters consolidation. These expenditures are expected to be largely offset by proceeds from the anticipated sale of the Bank’s current headquarters, and accordingly are not expected to have a material impact on liquidity. We also have purchase obligations, with remaining terms generally less than three years and contracts with various vendors to provide services, including information processing.  These contracts typically extend for periods ranging from one to five years, and our financial obligations are contingent upon satisfactory performance by the vendor.

For the year ending December 31, 2026, we project that fixed commitments will include $2.0 million of operating lease payments. FHLB borrowings of $76.8 million are scheduled to mature within the next 12 months.  For information regarding our operating leases and borrowings, see “Note 6 – Leases” and “Note 9 – Debt”, respectively, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

The Bank's management believes that the Company's liquid assets combined with its available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

As a separate legal entity from the Bank, FS Bancorp must provide for its own liquidity. In addition to its own operating expenses, FS Bancorp is responsible for paying for any stock repurchases, dividends declared to its stockholders, interest and principal on outstanding debt, and other general corporate expenses. Sources of capital and liquidity for FS Bancorp include distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions that limit the Bank's ability to make such distributions.

 Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions.  Unrestricted cash held by FS Bancorp at the Bank on an unconsolidated basis totaled $8.1 million at December 31, 2025.  The Company currently expects to continue paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.29 per share, which we believe balances our objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during 2026 at this rate of $0.29 per share, our total dividend paid each quarter would be approximately $2.1 million based on the number of our current outstanding shares as of December 31, 2025.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2025, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at December 31, 2025, the Bank was considered to be “well capitalized”. At December 31, 2025, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 10.96%, 12.73%, 13.96%, and 12.73%, respectively.

As a bank holding company registered with the Federal Reserve, FS Bancorp is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with $3.0 billion or more in total assets are required to comply with the Federal Reserve’s capital regulations, which are generally consistent with the capital regulations applicable to the Bank. Under these regulations, the Federal Reserve expects the holding company to serve as a source of financial and managerial strength to its subsidiary bank, and expects the subsidiary bank to be well capitalized under the prompt corrective action regulations.

FS Bancorp is subject to these regulatory capital guidelines as of December 31, 2025, and has exceeded all applicable minimum capital requirements. The regulatory capital ratios calculated for FS Bancorp at December 31, 2025 were as follows: 9.66% for Tier 1 leverage-based capital, 11.21% for Tier 1 risk-based capital, 14.25% for total risk-based capital, and 11.21% for CET 1 capital ratio.

For additional information regarding regulatory capital compliance, see the discussion included in “Note 13 – Regulatory Capital” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10–K.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

FS Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FS Bancorp, Inc., and subsidiary (the “Company”) as of  December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of  December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses on Loans

Critical Audit Matter Description

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses on loans totaled $31.9 million as of December 31, 2025. The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The measurement of the net amount expected to be collected on loans is based on relevant available information from internal and external sources relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts.

We identified management’s qualitative and environmental adjustments, which are used in the calculation of the allowance for credit losses on loans, as a critical audit matter. The qualitative and environmental adjustments are used to estimate factors that are not captured in the modeled expected losses. In turn, auditing management’s complex judgments regarding the determination of qualitative and environmental adjustments applied to the allowance for credit losses on loans involved especially challenging auditor judgment due to the nature and extent of the audit evidence and effort required to audit the matter.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s calculation of the allowance for credit losses on loans, including controls over the accuracy and application of qualitative and environmental adjustments. Our audit procedures related to the qualitative and environmental adjustments included the following, among others:

●

Testing the completeness and accuracy of the data used in the calculation and testing the application of qualitative and environmental adjustments, which are determined by management and used in the calculation.

●

Obtaining management’s analysis and supporting documentation related to the qualitative and environmental adjustments and testing whether the adjustments used in the calculation of the allowance for credit losses on loans are reasonable and supportable based on the analysis provided by management.

●

Evaluating the relevance and reliability of the external data used by management to estimate the qualitative and environmental adjustments used in the calculation of the allowance for credit losses on loans.

/s/ Baker Tilly US, LLP

Everett, Washington

March 13, 2026

We have served as the Company’s auditor since 2006.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

(Dollars in thousands, except share data)

	December 31,
ASSETS	2025	2024
Cash and due from banks	$13,504	$19,280
Interest-bearing deposits at other financial institutions	14,715	12,355
Total cash and cash equivalents	28,219	31,635
Certificates of deposit at other financial institutions	—	1,727
Securities available-for-sale, at fair value (amortized cost of $310,097 and $310,272, net of allowance for credit losses of $0 and $0, respectively)	288,667	281,175
Securities held-to-maturity, at amortized cost (fair value of $34,396 and $8,144, net of allowance for credit losses of $277 and $45, respectively)	33,224	8,455
Loans held for sale, at fair value	43,705	27,835
Loans receivable, net of allowance for credit losses of $31,937 and $31,870 (includes loans of $13,183 and $12,728, at fair value, respectively)	2,623,172	2,501,951
Accrued interest receivable	14,614	13,881
Premises and equipment, net	44,065	29,756
Long-lived assets held for sale	3,258	—
Operating lease right-of-use (“ROU”) assets	5,789	5,378
Federal Home Loan Bank (“FHLB”) stock, at cost	7,971	15,621
Deferred tax asset, net	6,993	7,059
Bank owned life insurance (“BOLI”), net	36,249	38,528
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	8,608	9,204
Goodwill	3,592	3,592
Core deposit intangible, net	10,518	13,710
Other assets	38,203	39,670
TOTAL ASSETS	$3,196,847	$3,029,177
LIABILITIES
Deposits:
Noninterest-bearing accounts	$658,123	$638,158
Interest-bearing accounts	2,015,519	1,701,260
Total deposits	2,673,642	2,339,418
Borrowings	129,305	307,806
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(339)	(406)
Total subordinated notes less unamortized debt issuance costs	49,661	49,594
Operating lease liabilities	5,889	5,556
Other liabilities	30,656	31,036
Total liabilities	2,889,153	2,733,410
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,507,519 and 7,833,014 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	75	78
Additional paid-in capital	43,251	55,716
Retained earnings	280,197	257,113
Accumulated other comprehensive loss, net of tax	(15,829)	(17,140)
Total stockholders’ equity	307,694	295,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,196,847	$3,029,177

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED December 31, 2025, 2024 and 2023

(Dollars in thousands, except earnings per share data)

	Year Ended December 31,
INTEREST INCOME	2025	2024	2023
Loans receivable, including fees	$181,881	$170,857	$154,945
Interest and dividends on investment securities, cash and cash equivalents, and certificates of deposit at other financial institutions	15,365	13,980	12,247
Total interest and dividend income	197,246	184,837	167,192
INTEREST EXPENSE
Deposits	57,669	53,163	36,751
Borrowings	7,229	6,627	5,196
Subordinated notes	1,942	1,942	1,942
Total interest expense	66,840	61,732	43,889
NET INTEREST INCOME	130,406	123,105	123,303
PROVISION FOR CREDIT LOSSES	9,546	5,511	4,774
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	120,860	117,594	118,529
NONINTEREST INCOME
Service charges and fee income	9,126	10,026	11,138
Gain on sale of loans	8,280	8,557	6,711
Gain on sale of MSRs	—	8,356	—
Loss on sale of investment securities, net	—	(7,836)	—
Earnings on cash surrender value of BOLI	1,035	990	920
Other noninterest income	3,836	1,463	1,721
Total noninterest income	22,277	21,556	20,490
NONINTEREST EXPENSE
Salaries and benefits	57,781	55,092	53,622
Operations	14,923	13,529	13,070
Occupancy	7,129	6,857	6,378
Data processing	7,812	8,424	6,852
Gain on sale of OREO	—	—	(148)
Loan costs	2,918	2,685	2,574
Professional and board fees	4,648	4,072	2,584
Federal Deposit Insurance Corporation (“FDIC”) insurance	2,310	2,005	2,392
Marketing and advertising	1,250	1,310	1,349
Acquisition cost	—	—	1,562
Amortization of core deposit intangible	3,192	3,633	3,464
Impairment (recovery) of MSRs	54	(38)	48
Total noninterest expense	102,017	97,569	93,747
INCOME BEFORE PROVISION FOR INCOME TAXES	41,120	41,581	45,272
PROVISION FOR INCOME TAXES	7,774	6,557	9,219
NET INCOME	$33,346	$35,024	$36,053
Basic earnings per share	$4.35	$4.48	$4.63
Diluted earnings per share	$4.29	$4.36	$4.56

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED December 31, 2025, 2024 and 2023

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$33,346	$35,024	$36,053
Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) during period	7,667	(1,171)	6,779
Income tax (provision) benefit related to unrealized gain (loss)	(1,648)	252	(1,458)
Reclassification adjustment for realized loss, net included in net income	—	7,836	—
Income tax benefit related to reclassification for realized loss, net	—	(1,685)	—
Derivative financial instruments:
Unrealized derivative (loss) gain during period	(2,875)	7,738	1,651
Income tax benefit (provision) related to unrealized derivative (loss) gain	618	(1,664)	(355)
Reclassification adjustment for realized gain, net included in net income	(3,122)	(6,548)	(5,465)
Income tax provision related to reclassification, net	671	1,408	1,174
Other comprehensive income, net of tax	1,311	6,166	2,326
COMPREHENSIVE INCOME	$34,657	$41,190	$38,379

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2025, 2024 and 2023

(Dollars in thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2023	7,736,185	$77	$55,187	$202,065	$(25,632)	$231,697
Net income	—	—	—	36,053	—	36,053
Dividends paid ($1.00 per share)	—	—	—	(7,764)	—	(7,764)
Share-based compensation	—	—	2,010	—	—	2,010
Issuance of common stock- employee stock purchase plan	32,330	1	1,016	—	—	1,017
Restricted stock awards	37,600	—	—	—	—	—
Restricted stock awards forfeited	(9,524)	—	—	—	—	—
Common stock repurchased - repurchase plan	(32,334)	—	(223)	—	—	(223)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(11,446)	—	(355)	—	—	(355)
Stock options exercised, net	47,734	—	(273)	—	—	(273)
Other comprehensive income, net of tax	—	—	—	—	2,326	2,326
BALANCE, December 31, 2023	7,800,545	$78	$57,362	$230,354	$(23,306)	$264,488

BALANCE, January 1, 2024	7,800,545	$78	$57,362	$230,354	$(23,306)	$264,488
Net income	—	—	—	35,024	—	35,024
Dividends paid ($1.06 per share)	—	—	—	(8,265)	—	(8,265)
Share-based compensation	—	—	1,806	—	—	1,806
Issuance of common stock - employee stock purchase plan	29,122	1	1,074	—		1,075
Restricted stock awards	42,250	—	—	—	—	—
Restricted stock awards forfeited	(4,000)	—	—	—	—	—
Common stock repurchased - repurchase plan	(213,188)	(1)	(2,507)	—	—	(2,508)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(9,193)	—	(386)	—	—	(386)
Stock options exercised, net	187,478	—	(1,633)	—	—	(1,633)
Other comprehensive income, net of tax	—	—	—	—	6,166	6,166
BALANCE, December 31, 2024	7,833,014	$78	$55,716	$257,113	$(17,140)	$295,767

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2025, 2024 and 2023 (Continued)

(Dollars in thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	Stockholders’
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2025	7,833,014	$78	$55,716	$257,113	$(17,140)	$295,767
Net income	—	—	—	33,346	—	33,346
Dividends paid ($1.34 per share)	—	—	—	(10,262)	—	(10,262)
Share-based compensation	—	—	2,254	—	—	2,254
Issuance of common stock - employee stock purchase plan	30,942	—	1,222	—	—	1,222
Restricted stock awards	37,872	—	—	—	—	—
Common stock repurchased - repurchase plan	(401,078)	(3)	(15,420)	—	—	(15,423)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(10,881)	—	(464)	—	—	(464)
Stock options exercised, net	17,650	—	(57)	—	—	(57)
Other comprehensive income, net of tax	—	—	—	—	1,311	1,311
BALANCE, December 31, 2025	7,507,519	$75	$43,251	$280,197	$(15,829)	$307,694

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2025, 2024 and 2023

(Dollars in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024	2023
Net income	$33,346	$35,024	$36,053
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	9,546	5,511	4,774
Depreciation, amortization and accretion	11,935	10,566	12,649
Compensation expense related to stock options and restricted stock awards	2,254	1,806	2,010
Benefit for deferred income taxes	(294)	(2,023)	(693)
Earnings on cash surrender value of BOLI	(1,035)	(990)	(920)
Gain on sale of loans held for sale	(8,280)	(8,557)	(6,711)
Gain on sale of portfolio loans	(63)	—	—
Gain on sale of MSRs	—	(8,356)	—
Loss on sale of investment securities, net	—	7,836	—
Change in fair value on portfolio loans measured under the fair value option	(534)	—	—
Origination of loans held for sale	(527,976)	(535,623)	(377,144)
Proceeds from sale of loans held for sale	561,218	571,287	411,484
Gain on purchase of tax credits	(660)	(2,277)	—
Loss on disposal of fixed assets	39	—	—
Purchase of tax credits	(7,587)	(26,217)	—
Impairment (recovery) of MSRs	54	(38)	48
Gain on sale of OREO	—	—	(148)
Changes in operating assets and liabilities
Accrued interest receivable	(733)	124	(2,331)
Other assets	4,661	8,051	(4,495)
Other liabilities	(3,578)	(5,301)	3,093
Net cash from operating activities	72,313	50,823	77,669
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	—	101,907	—
Maturities, prepayments, and calls	67,559	17,716	17,295
Purchases	(69,136)	(110,340)	(76,030)
Activity in securities held-to-maturity:
Purchases	(30,485)	—	—
Maturities, prepayments, and calls	5,725	—	—
Maturities of certificates of deposit at other financial institutions	1,727	25,148	4,186
Purchase of certificates of deposit at other financial institutions	—	(2,708)	(23,641)
Portfolio loan originations and principal collections, net	(170,224)	(73,841)	(185,024)
Net cash from acquisitions	—	—	336,157
Proceeds from sale of MSRs	—	16,309	—
Proceeds from sale of portfolio loans	2,309	—	—
Purchase of portfolio loans	(4,498)	(63,427)	(2,818)
Proceeds from sale of OREO, net	—	—	718
Purchase of premises and equipment	(20,374)	(1,635)	(1,671)
Proceeds from bank owned life insurance death benefits	3,314	181	—
Change in FHLB stock, net	7,650	(13,507)	8,497
Net cash (used by) from investing activities	(206,433)	(104,197)	77,669
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES
Net increase (decrease) in deposits	334,189	(183,025)	(30,704)
Proceeds from borrowings	949,937	967,769	2,164,338
Repayments of borrowings	(1,128,438)	(753,709)	(2,257,120)
Dividends paid on common stock	(10,262)	(8,265)	(7,764)
Disbursements from stock options exercised, net	(57)	(1,633)	(273)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(464)	(386)	(355)
Issuance of common stock - employee stock purchase plan	1,222	1,075	1,017
Common stock repurchased	(15,423)	(2,508)	(223)
Net cash from (used by) financing activities	130,704	19,318	(131,084)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,416)	(34,056)	24,254

CASH AND CASH EQUIVALENTS, beginning of year	31,635	65,691	41,437
CASH AND CASH EQUIVALENTS, end of year	$28,219	$31,635	$65,691

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$65,154	$63,061	38,744
Income taxes	184	2,370	10,396

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$7,667	$6,665	$6,779
Change in fair value on fair value and cash flow hedges	(5,992)	1,188	(3,814)
Change in fair value on portfolio loans measured under the fair value option	—	52	447
Retention in gross MSRs from loan sales	2,129	2,415	2,772
ROU assets in exchange for lease liabilities	1,975	422	2,034
Acquisitions:
Assets acquired	—	—	87,512
Liabilities assumed	—	—	424,949

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

Financial Statement Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, fair value of financial instruments, and, if needed, valuation of deferred tax assets.

Amounts presented in the consolidated financial statements and footnote tables are rounded and presented to the nearest thousands of dollars except per share amounts. If the amounts are above $1.0 million, they are rounded one decimal point, and if they are above $1.0 billion, they are rounded two decimal points. Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported net income, comprehensive income, total assets, total liabilities, shareholders’ equity, or net cash provided by operating, investing, or financing activities.

Principles of Consolidation – The consolidated financial statements include the accounts of FS Bancorp and its wholly owned subsidiary, 1st Security Bank. All material intercompany accounts have been eliminated in consolidation.

Segment Reporting – The Company operates in two business segments through the Bank: commercial and consumer banking and home lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the way financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management’s view of the Company’s operations. See “Note 19 – Business Segments.”

Subsequent Events – On February 25, 2026, FS Bancorp, Inc. announced the signing of a definitive merger agreement whereby the Company will acquire Pacific West Bancorp (“Pacific West”) in a stock and cash transaction valued at approximately $34.6 million.  The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the agreement by the shareholders of Pacific West. See “Note 22 – Definitive Agreement.”

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from other banks and the Federal Reserve Bank of San Francisco (“FRB”) and have an original maturity of 90 days or less at the time of purchase. At times, cash balances may exceed FDIC insured limits. At December 31, 2025 and 2024, the Company had $1.7 million and $41,000, respectively, of cash and due from banks and interest-bearing deposits at other financial institutions in excess of FDIC insured limits.

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

Federal Home Loan Bank Stock – The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain an investment in capital stock of the FHLB. The Bank’s required minimum level of investment in FHLB stock is based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2025 and 2024, the Bank’s investment in FHLB stock was $8.0 million and $15.6 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at December 31, 2025 and 2024.

Management evaluates FHLB stock for impairment annually. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock for the years ended  December 31, 2025, 2024 and 2023.

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

Mortgage Banking Derivatives – Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments to fund the loans. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are reported in “Gain on sale of loans” on the Consolidated Statements of Income.

Cash Flow and Fair Value Hedges – The Bank designates certain interest rate swaps as cash flow hedges of the variability in cash flows associated with borrowings and other variable-rate funding instruments. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value is recorded in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into earnings in the same period in which the hedged forecasted cash flows affect earnings, generally as an adjustment to interest expense. The ineffective portion of changes in fair value, if any, is recognized immediately in earnings. Amounts recorded in AOCI are reclassified to interest expense as the hedged cash flows are realized. If it becomes probable that a forecasted hedged transaction will not occur, any related amounts included in AOCI are reclassified immediately into earnings.

The Bank may designate certain derivatives as fair value hedges of changes in the fair value of fixed-rate financial instruments attributable to changes in benchmark interest rates. For derivatives designated and qualifying as fair value hedges, changes in the fair value of both the derivative and the hedged item attributable to the hedged risk are recognized in current-period earnings. The carrying amount of the hedged item is adjusted for the change in fair value attributable to the hedged risk, and this basis adjustment is amortized to earnings over the remaining life of the hedged instrument using the effective interest method.

The Bank may terminate derivative instruments or dedesignate hedging relationships prior to maturity as part of its ongoing interest rate risk management. Upon termination or dedesignation of a cash flow hedge, the derivative is no longer designated as a hedging instrument and subsequent changes in fair value are recognized in earnings. Amounts previously recorded in AOCI related to the terminated cash flow hedge remain in AOCI and are reclassified into earnings over the remaining original hedged forecasted period, unless it becomes probable that the forecasted transaction will not occur, in which case such amounts are recognized immediately in earnings. Upon termination of a fair value hedge, hedge accounting is discontinued and the cumulative fair value adjustment to the carrying amount of the hedged item is amortized to earnings over the remaining contractual life of the hedged instrument.

Loans Receivable – Loans receivable, are stated at amortized cost. Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned. Loan fees, net of direct origination costs, are deferred and amortized over the life of the loan using the effective yield method. If the loan is repaid prior to maturity, the remaining unamortized net deferred loan origination fee is recognized in income at the time of repayment.

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

Individual Assessment – Loans that do not share similar risk characteristics with other loans in the portfolio are individually evaluated for expected credit losses. These loans typically include nonaccrual loans and other loans for which credit deterioration is evident and repayment is expected to be provided substantially through the operation or sale of collateral. Expected credit losses on individually evaluated loans are measured based on the present value of expected future cash flows, the observable market price of the loan, or, for collateral-dependent loans, the fair value of the underlying collateral, less estimated costs to sell, as applicable.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Many of the Company’s leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule, which are factored into our determination of lease payments when appropriate. Substantially all the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The ROU asset and lease liability terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Long-Lived Assets Held for Sale – Long-lived assets, typically premises and equipment, are classified as held for sale when management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, the sale is probable and expected to be completed within one year, and the asset is being actively marketed at a price that is reasonable in relation to its current fair value. Assets classified as held for sale are measured at the lower of their carrying amount or fair value less estimated costs to sell and are not depreciated once classified as held for sale. Any resulting write-down to fair value less estimated cost to sell is recognized in noninterest expense in the period in which the held-for-sale criteria are met.

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

Restricted Assets – Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) require that the Bank maintain reserves in the form of cash on hand and deposit balances with the FRB, based on a percentage of deposits.  However, the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020, and as a result, the Bank was not required to maintain reserve balances at December 31, 2025 or  December 31, 2024.

Marketing and Advertising Costs – The Company records marketing and advertising costs as expenses as they are incurred. Total marketing and advertising expense was $1.3 million for each of the years ended December 31, 2025, 2024 and 2023.

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

Goodwill – Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. The Company completes its annual review of goodwill during the fourth quarter of each fiscal year. We have determined our goodwill balance is all related to a single reporting unit. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. There was no goodwill impairment for the years ended December 31, 2025, 2024 and 2023.

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

Acquired Loans – Establishing the fair value of acquired loans involves a significant amount of judgement, including determining the credit discount based upon historical data adjusted for current economic conditions and other factors. Acquired loans are evaluated upon acquisition and classified as either purchased credit-deteriorated or purchased non-credit-deteriorated. Purchased credit-deteriorated (“PCD”) loans have experienced more than insignificant credit deterioration since origination. For PCD loans, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The loan’s fair value is grossed up for the allowance for credit losses and becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision for credit losses.

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

Application of New Accounting Guidance in 2025

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures regarding the effective tax rate reconciliation and income taxes paid, including disaggregation by jurisdiction and additional qualitative information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024.

The Company adopted the guidance on January 1, 2025 on a prospective basis. The adoption did not impact the Company’s consolidated financial position, results of operations, or cash flows, and resulted only in additional income tax disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments incorporate into the Accounting Standards Codification certain disclosure and presentation requirements currently included in SEC regulations. Each amendment will become effective prospectively upon the SEC’s removal of the related disclosure requirement from its rules. The Company is currently evaluating the impact of ASU 2023-06 and does not expect the adoption to have a material effect on its consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands and clarifies acquisition-date accounting for certain purchased loans under CECL, including use of a gross-up approach for specified acquired loans. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its accounting for acquired loans and related disclosures.

In December 2025, the FASB issued guidance within ASU 2025-11, Interim Reporting.  The ASU intends to improve the navigability of the guidance in ASC 270 and clarify when it applies.  Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.”  The ASU is effective for interim periods in fiscal years beginning after December 15, 2027 for public business entities, with a one-year deferral for all other entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this ASU but does not expect it to have a material effect on its consolidated financial statements.

NOTE 2 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity, at the dates indicated:

	December 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,264	$66	$(2,203)	$18,127	$—
Corporate securities	16,000	5	(619)	15,386	—
Municipal bonds	81,156	4	(9,755)	71,405	—
Mortgage-backed securities	181,849	757	(9,039)	173,567	—
Asset-backed securities	10,828	1	(647)	10,182	—
Total securities available-for-sale	310,097	833	(22,263)	288,667	—

SECURITIES HELD-TO-MATURITY
Corporate securities	31,393	831	(149)	32,075	277
Municipal bonds	2,108	213	—	2,321	—
Total securities held-to-maturity	33,501	1,044	(149)	34,396	277

Total securities	$343,598	$1,877	$(22,412)	$323,063	$277

	December 31, 2024
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,247	$45	$(3,154)	$17,138	$—
Corporate securities	16,000	8	(882)	15,126	—
Municipal bonds	82,774	—	(12,430)	70,344	—
Mortgage-backed securities	178,740	415	(11,969)	167,186	—
Asset-backed securities	12,511	3	(1,133)	11,381	—
Total securities available-for-sale	310,272	471	(29,568)	281,175	—

SECURITIES HELD-TO-MATURITY
Corporate securities	8,500	—	(356)	8,144	45
Total securities held-to-maturity	8,500	—	(356)	8,144	45

Total securities	$318,772	$471	$(29,924)	$289,319	$45

The following table presents the activity in the ACL on securities held-to-maturity by major security type for the years indicated:

SECURITIES HELD-TO-MATURITY	For the Year Ended December 31,
Corporate Securities	2025	2024	2023
Beginning ACL balance	$45	$45	$31
Provision for credit losses	232	—	14
Total ending ACL balance	$277	$45	$45

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The increase in provision during the periods was attributable to increased securities balances. Accrued interest receivable totaled $271,000 and $116,000 on held-to-maturity debt securities and $1.2 million on available-for-sale debt securities for both periods as of  December 31, 2025 and 2024, respectively. Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Company monitors the credit quality of debt securities held-to-maturity quarterly using credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	December 31,
Corporate securities	2025	2024
BBB	$29,521	$8,500
BB	1,872	—
Municipal bonds
A	2,108	—
Total	$33,501	$8,500

At  December 31, 2025 and 2024, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The carrying value of securities pledged to secure public deposits totaled $22.8 million and $34.4 million at December 31, 2025 and 2024, respectively. All pledged securities were pledged for the purpose of collateralizing public deposits.

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$16,061	$(2,203)	$16,061	$(2,203)
Corporate securities	3,961	(39)	8,420	(580)	12,381	(619)
Municipal bonds	—	—	70,228	(9,755)	70,228	(9,755)
Mortgage-backed securities	35,194	(380)	64,321	(8,659)	99,515	(9,039)
Asset-backed securities	3,047	(25)	6,644	(622)	9,691	(647)
Total securities available-for-sale	42,202	(444)	165,674	(21,819)	207,876	(22,263)

SECURITIES HELD-TO-MATURITY
Corporate securities	6,788	(84)	935	(65)	7,723	(149)
Total securities held-to-maturity	6,788	(84)	935	(65)	7,723	(149)

Total securities	$48,990	$(528)	$166,609	$(21,884)	$215,599	$(22,412)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,093	$(3,154)	$15,093	$(3,154)
Corporate securities	6,781	(219)	5,337	(663)	12,118	(882)
Municipal bonds	1,677	(10)	68,667	(12,420)	70,344	(12,430)
Mortgage-backed securities	31,093	(241)	63,934	(11,728)	95,027	(11,969)
Asset-backed securities	3,638	(41)	7,190	(1,092)	10,828	(1,133)
Total securities available-for-sale	43,189	(511)	160,221	(29,057)	203,410	(29,568)

SECURITIES HELD-TO-MATURITY
Corporate securities	—	—	8,144	(356)	8,144	(356)
Total securities held-to-maturity	—	—	8,144	(356)	8,144	(356)

Total securities	$43,189	$(511)	$168,365	$(29,413)	$211,554	$(29,924)

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

All of the available-for-sale mortgage-backed securities and asset-backed securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the years ended December 31, 2025, 2024 and 2023.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	December 31, 2025		December 31, 2024
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$4,976	$4,785	$4,962	$4,575
Due after five years through ten years	15,288	13,342	10,975	9,193
Due after ten years	—	—	4,310	3,370
Subtotal	20,264	18,127	20,247	17,138
Corporate securities
Due within one year	6,000	6,001	—	—
Due after one year through five years	8,000	7,858	11,000	10,766
Due after five years through ten years	2,000	1,527	3,000	2,918
Due after ten years	—	—	2,000	1,442
Subtotal	16,000	15,386	16,000	15,126
Municipal bonds
Due after one year through five years	2,135	2,137	2,186	2,168
Due after five years through ten years	7,080	6,441	4,158	3,728
Due after ten years	71,941	62,827	76,430	64,448
Subtotal	81,156	71,405	82,774	70,344
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	82,555	75,492	90,771	80,677
Federal Home Loan Mortgage Corporation (“FHLMC”)	47,170	46,556	48,765	47,773
Government National Mortgage Association (“GNMA”)	52,124	51,519	39,204	38,736
Subtotal	181,849	173,567	178,740	167,186
Asset-backed securities
Due within one year	130	129	203	200
Due after one year through five years	743	730	1,073	1,037
Due after five years through ten years	2,598	2,458	2,867	2,648
Due after ten years	7,357	6,865	8,368	7,496
Subtotal	10,828	10,182	12,511	11,381
Total securities available-for-sale	310,097	288,667	310,272	281,175

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after one year through five years	3,000	2,986	—	—
Due after five years through ten years	26,143	26,839	8,500	8,144
Due after ten years	2,250	2,250	—	—
Subtotal	31,393	32,075	8,500	8,144
Municipal bonds
Due after ten years	2,108	2,321	—	—
Subtotal	2,108	2,321	—	—
Total securities held-to-maturity	33,501	34,396	8,500	8,144
Total securities	$343,598	$323,063	$318,772	$289,319

There were no sales proceeds, or gains or losses from the sale of securities available-for-sale for the years ended  December 31, 2025 and 2023. The proceeds and resulting gains and losses from sales of securities available-for-sale for 2024 were as follows:

	For the Year Ended December 31, 2024
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$101,907	$215	$(8,051)

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	December 31,
	2025	2024
COMMERCIAL REAL ESTATE ("CRE") LOANS
CRE owner occupied	$176,078	$170,396
CRE non-owner occupied	177,113	174,921
Commercial and speculative construction and development	354,130	280,798
Multi-family	262,150	245,222
Total CRE loans	969,471	871,337
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	628,761	617,322
Home equity	88,271	75,147
Residential custom construction	42,329	49,902
Total residential real estate	759,361	742,371
CONSUMER LOANS
Indirect home improvement	525,842	541,946
Marine	68,115	74,931
Other consumer	3,029	3,304
Total consumer loans	596,986	620,181
COMMERCIAL BUSINESS LOANS
Commercial and industrial (“C&I”)	301,111	287,014
Warehouse lending	28,180	12,918
Total commercial business loans	329,291	299,932
Total loans receivable, gross	2,655,109	2,533,821
ACL on loans	(31,937)	(31,870)
Total loans receivable, net	$2,623,172	$2,501,951

Loan amounts are net of unearned loan fees in excess of unamortized costs, unamortized net discounts on acquired loans, and premiums on purchased loans of $8.6 million as of December 31, 2025 and $8.0 million as of December 31, 2024.  Net loans do not include accrued interest receivable.

Most of the Company’s CRE and multi-family real estate, construction, residential, and commercial business lending activities are with customers located in Western Washington, the Oregon Coast, or near our loan production offices in Vancouver and the Tri-Cities, Washington. While the Company primarily originates real estate, consumer, and commercial business loans in these areas, it also originates indirect home improvement loans, including solar-related home improvement loans, through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire. Depending on underwriting guidelines, these indirect home improvement loans may be secured by collateral, with legal documentation that establishes the Company's rights to the collateral, where practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

At December 31, 2025, the Company held approximately $1.08 billion in loans that are pledged as collateral for FHLB borrowings, compared to approximately $1.11 billion at December 31, 2024. The Company held approximately $580.9 million in loans that are pledged as collateral for the FRB line of credit at December 31, 2025, compared to approximately $606.5 million at December 31, 2024.

The Company has defined its loan portfolio into four segments that reflect the structure of the lending function, the Company’s strategic plan and the way management monitors performance and credit quality. The four loan portfolio segments are: (a) CRE, (b) residential real estate, (c) consumer, and (d) commercial business. Each segment is further disaggregated into classes based on the risk characteristics of the borrower and/or the collateral securing the loan. The following is a summary of the Company’s loan portfolio segments and classes:

CRE Loans

Multi-family Lending. Apartment term lending (five or more units) to current banking customers and community reinvestment loans for low- to moderate-income borrowers in the Company’s footprint.

CRE Lending. Loans originated by the Company primarily secured by income-producing properties, including retail centers, warehouses, and office buildings located in our market areas.

Commercial and Speculative Construction and Development Lending. Loans originated for the construction of, and secured by, commercial real estate, one-to-four-family, and multi-family properties and tracts of land for development that are not pre-sold. Custom one-to-four-family construction loans to the intended occupant of the residence are included under residential custom construction lending described below.

Residential Real Estate Loans

One-to-Four-Family Real Estate Lending. One-to-four-family residential loans include both owner-occupied properties (including second homes) and non-owner-occupied properties with up to four units. These loans which are originated by the Company or periodically purchased from other banks, are secured by first mortgages on one-to-four-family residences in our market areas and are intended to be held in the Company's portfolio (excludes loans held for sale).

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences, including home equity lines of credit within our market areas.

Residential Custom Construction Lending. Custom construction loans to the intended occupant of the one-to-four family residence.

Consumer Loans

Indirect Home Improvement. Fixture secured loans for home improvement are originated by the Company through its network of home improvement contractors and dealers.  These loans are secured by the personal property installed in, on, or at the borrower’s real property, and may be perfected with a UCC‑2 financing statement filed in the county of the borrower’s residence. These indirect home improvement loans include replacement windows, siding, roofing, spas, and other home fixture installations, including solar related home improvement projects.

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

Commercial Business Loans

C&I Lending. C&I loans originated by the Company to local small- and mid-sized businesses in our market area are secured primarily by accounts receivable, inventory, and personal property, plant and equipment. Some C&I loans purchased by the Company are outside of our market area. C&I loans are made based on the borrower’s ability to repay from the cash flow of the borrower’s business.  At  December 31, 2025 and 2024, C&I loans included Small Business Administration and United States Department of Agriculture guaranteed certificates of $44.8 million and $52.6 million, respectively.

Warehouse Lending. Loans originated to non-depository financial institutions and secured by notes originated by the non-depository financial institution. The Company has two distinct warehouse lending divisions: commercial warehouse re-lending secured by notes on construction loans and mortgage warehouse re-lending secured by notes related to one-to-four-family loans. The Company’s commercial construction warehouse lines are secured by notes related to construction loans and typically guaranteed by principals with experience in construction lending. Mortgage warehouse lines are funded through third-party residential mortgage bankers. Under this program, the Company provides short-term funding to mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market.

Allowance for Credit Losses

The following tables detail activity in the ACL on loans by loan categories, at or for the years indicated:

	At or For the Year Ended December 31, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,001	$7,440	$14,185	$3,244	$31,870
Provision for (reversal of) credit losses on loans	1,258	(38)	7,983	(248)	8,955
Charge-offs	(2,300)	—	(7,731)	(433)	(10,464)
Recoveries	—	—	1,497	79	1,576
Net charge-offs	(2,300)	—	(6,234)	(354)	(8,888)
Ending balance	$5,959	$7,402	$15,934	$2,642	$31,937

	At or For the Year Ended December 31, 2024
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,293	$6,814	$13,357	$4,070	$31,534
(Reversal of) provision for credit losses on loans	(292)	626	5,221	80	5,635
Charge-offs	—	—	(5,994)	(1,141)	(7,135)
Recoveries	—	—	1,601	235	1,836
Net charge-offs	—	—	(4,393)	(906)	(5,299)
Ending balance	$7,001	$7,440	$14,185	$3,244	$31,870

	At or For the Year Ended December 31, 2023
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,056	$5,067	$12,109	$3,760	$27,992
Provision for credit losses on loans	237	1,757	3,465	311	5,770
Charge-offs	—	(10)	(3,465)	(1)	(3,476)
Recoveries	—	—	1,248	—	1,248
Net charge-offs	—	(10)	(2,217)	(1)	(2,228)
Ending balance	$7,293	$6,814	$13,357	$4,070	$31,534

The increase in the provision for credit losses on loans for the year ended December 31, 2025, was primarily attributable to elevated net charge-offs in the commercial real estate and consumer loan portfolios, particularly within indirect home improvement loans. The ACL on loans remained relatively flat between 2024 and 2025, as increases associated with higher forecasted unemployment, elevated consumer loan delinquencies, and organic loan growth were largely offset by a $2.3 million partial charge-off on a single commercial real estate loan.

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the years ended  December 31, 2025 and 2024, by class and by type of modification.  The tables also present the percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty relative to the total amortized cost basis of each class of financing receivable, as well as the financial effect of the modification.

For the Year Ended December 31, 2025
Weighted-
Average
	Combination		Term
	Term	Total	Extension
	Extension	Class of	Payment
	Payment	Financing	Delay
CRE LOANS	Delay	Receivable	(in years)
CRE owner occupied	$1,204	0.68%	3.3

Total
Class of
COMMERCIAL BUSINESS	Principal	Financing	Principal
LOANS	Forgiveness	Receivable	Forgiven
C&I	$182	0.06%	$357

For the Year Ended December 31, 2024
Weighted-
Average
	Combination		Term
	Term	Total	Extension
	Extension	Class of	Payment
	Payment	Financing	Delay
CRE LOANS	Delay	Receivable	(in years)
CRE owner occupied	$1,146	0.33%	2.5
Commercial construction and development	4,979	1.51	0.5

As of  December 31, 2025, the Company had not committed any additional amounts to borrowers experiencing financial difficulty whose loans were modified within the previous 12 months. As of  December 31, 2024, the Company had committed $5.3 million to borrowers experiencing financial difficulty whose loans were modified within the previous 12 months.

The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts. The following tables present the performance of such loans that were modified within the prior 12 months as of each period-end presented:

December 31, 2025
	30-59	60-89
	Days	Days	90 Days	Total
	Past	Past	or More	Past
COMMERCIAL BUSINESS LOANS	Due	Due	Past Due	Due
C&I	$—	$—	$182	$182

December 31, 2024
	30-59	60-89
	Days	Days	90 Days	Total
	Past	Past	or More	Past
CRE LOANS	Due	Due	Past Due	Due
Construction and development	$—	$—	$4,979	$4,979

There were no loans to borrowers experiencing financial difficulty that had a payment default during the years ended  December 31, 2025, 2024 and 2023 and were modified in the 12 months prior to that default.

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at the dates indicated:

	December 31, 2025
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$587	$—	$844	$1,431	$174,647	$176,078	$2,049
CRE non-owner occupied	—	—	—	—	177,113	177,113	—
Commercial and speculative construction and development	—	—	9,236	9,236	344,894	354,130	9,236
Multi-family	—	—	—	—	262,150	262,150	—
Total CRE loans	587	—	10,080	10,667	958,804	969,471	11,285
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	1,244	214	84	1,542	627,219	628,761	1,778
Home equity	228	—	71	299	87,972	88,271	390
Residential custom construction	—	—	—	—	42,329	42,329	—
Total residential real estate loans	1,472	214	155	1,841	757,520	759,361	2,168
CONSUMER LOANS
Indirect home improvement	4,829	2,292	1,480	8,601	517,241	525,842	4,256
Marine	254	9	69	332	67,783	68,115	454
Other consumer	54	27	1	82	2,947	3,029	2
Total consumer loans	5,137	2,328	1,550	9,015	587,971	596,986	4,712
COMMERCIAL BUSINESS LOANS
C&I	122	—	580	702	300,409	301,111	580
Warehouse lending	—	—	—	—	28,180	28,180	—
Total commercial business loans	122	—	580	702	328,589	329,291	580
Total loans	$7,318	$2,542	$12,365	$22,225	$2,632,884	$2,655,109	$18,745

	December 31, 2024
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$845	$—	$1,625	$2,470	$167,926	$170,396	$2,771
CRE non-owner occupied	—	—	—	—	174,921	174,921	—
Commercial and speculative construction and development	—	—	4,979	4,979	275,819	280,798	4,979
Multi-family	—	—	—	—	245,222	245,222	—
Total CRE loans	845	—	6,604	7,449	863,888	871,337	7,750
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	2,507	253	76	2,836	614,486	617,322	164
Home equity	20	—	251	271	74,876	75,147	261
Residential custom construction	822	—	—	822	49,080	49,902	—
Total residential real estate loans	3,349	253	327	3,929	738,442	742,371	425
CONSUMER LOANS
Indirect home improvement	3,920	1,787	758	6,465	535,481	541,946	1,677
Marine	718	150	40	908	74,023	74,931	289
Other consumer	17	1	13	31	3,273	3,304	14
Total consumer loans	4,655	1,938	811	7,404	612,777	620,181	1,980
COMMERCIAL BUSINESS LOANS
C&I	118	—	3,331	3,449	283,565	287,014	3,446
Warehouse lending	—	—	—	—	12,918	12,918	—
Total commercial business loans	118	—	3,331	3,449	296,483	299,932	3,446
Total loans	$8,967	$2,191	$11,073	$22,231	$2,511,590	$2,533,821	$13,601

______________________________

(1)	Includes loans less than 90 days past due as applicable.

There were no loans 90 days or more past due and still accruing interest at both  December 31, 2025 and 2024.

There were $156,000 and $84,000 in residential real estate loans in the process of foreclosure at  December 31, 2025 and 2024, respectively.

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

CRE (owner occupied, non-owner occupied, commercial construction and development, and multi-family) and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations. We regularly review our credits for accuracy of risk grades whenever we receive new information. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk, and complexity. In addition, non-owner-occupied CRE borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. We monitor construction loans monthly. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following tables summarize risk rated loan balances and total current period gross charge-offs by category as of  December 31, 2025 and 2024. Term loans that were renewed or extended for periods longer than 90 days are presented as new originations in the year of the most recent renewal or extension.

	December 31, 2025
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$37,809	$4,148	$21,485	$35,169	$10,625	$34,840	$—	$—	$144,076
Watch	142	600	4,084	6,167	14,137	4,438	—	—	29,568
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,434	—	—	2,434
Total CRE owner occupied	37,951	4,748	25,569	41,336	24,762	41,712	—	—	176,078
CRE non-owner occupied
Pass	9,467	8,362	15,734	49,708	34,888	51,951	—	475	170,585
Watch	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	1,354	—	2,113	—	—	3,467
Substandard	—	—	3,061	—	—	—	—	—	3,061
Total CRE non-owner occupied	9,467	8,362	18,795	51,062	34,888	54,064	—	475	177,113
Commercial and speculative construction and development
Pass	188,568	96,592	19,623	22,343	10,004	63	7,701	—	344,894
Substandard	—	—	—	9,236	—	—	—	—	9,236
Total commercial and speculative construction and development	188,568	96,592	19,623	31,579	10,004	63	7,701	—	354,130
Commercial and speculative construction and development gross charge-offs	—	—	—	2,300	—	—	—	—	2,300
Multi-family
Pass	26,491	20,750	7,017	19,921	85,961	102,010	—	—	262,150
Total multi-family	26,491	20,750	7,017	19,921	85,961	102,010	—	—	262,150
Total CRE loans	$262,477	$130,452	$71,004	$143,898	$155,615	$197,849	$7,701	$475	$969,471
Total CRE loans gross charge-offs	$—	$—	$—	$2,300	$—	$—	$—	$—	$2,300

	December 31, 2025
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$93,883	$56,292	$102,074	$149,010	$97,732	$124,942	$—	$502	$624,435
Watch	—	—	—	710	—	—	—	—	710
Substandard	—	—	673	—	—	2,943	—	—	3,616
Total one-to-four-family	93,883	56,292	102,747	149,720	97,732	127,885	—	502	628,761
Home equity
Pass	11,609	1,595	1,615	287	1,189	6,432	65,154	—	87,881
Substandard	—	—	—	—	—	80	310	—	390
Total home equity	11,609	1,595	1,615	287	1,189	6,512	65,464	—	88,271
Residential custom construction
Pass	31,650	8,097	1,230	1,352	—	—	—	—	42,329
Total residential custom construction	31,650	8,097	1,230	1,352	—	—	—	—	42,329
Total residential real estate loans	$137,142	$65,984	$105,592	$151,359	$98,921	$134,397	$65,464	$502	$759,361

	December 31, 2025
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$111,727	$67,451	$100,504	$131,844	$58,058	$52,002	$—	$—	$521,586
Substandard	434	792	1,011	1,124	323	572	—	—	4,256
Total indirect home improvement	112,161	68,243	101,515	132,968	58,381	52,574	—	—	525,842
Indirect home improvement gross charge-offs	261	1,763	1,647	2,025	884	753	—	—	7,333
Marine
Pass	7,619	10,210	9,647	17,126	7,366	15,693	—	—	67,661
Substandard	—	—	5	111	94	244	—	—	454
Total marine	7,619	10,210	9,652	17,237	7,460	15,937	—	—	68,115
Marine gross charge-offs	—	63	42	—	11	101	—	—	217
Other consumer
Pass	255	94	37	88	6	108	2,439	—	3,027
Substandard	—	—	—	1	—	—	1	—	2
Total other consumer	255	94	37	89	6	108	2,440	—	3,029
Other consumer gross charge-offs	—	6	—	—	2	56	117	—	181
Total consumer loans	$120,035	$78,547	$111,204	$150,294	$65,847	$68,619	$2,440	$—	$596,986
Total consumer loans gross charge-offs	$261	$1,832	$1,689	$2,025	$897	$910	$117	$—	$7,731

	December 31, 2025
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$48,052	$55,033	$18,762	$12,437	$12,048	$11,105	$123,306	$2,121	$282,864
Watch	—	—	—	—	1,017	—	6,303	16	7,336
Special mention	—	—	5,000	—	—	1,391	648	—	7,039
Substandard	191	—	84	—	1,592	1,199	806	—	3,872
Total C&I	48,243	55,033	23,846	12,437	14,657	13,695	131,063	2,137	301,111
C&I gross charge-offs	—	—	—	—	433	—	—	—	433
Warehouse lending
Pass	—	—	—	—	—	—	28,177	—	28,177
Special mention	—	—	—	—	—	—	3	—	3
Total warehouse lending	—	—	—	—	—	—	28,180	—	28,180
Total commercial business loans	$48,243	$55,033	$23,846	$12,437	$14,657	$13,695	$159,243	$2,137	$329,291
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$433	$—	$—	$—	$433

TOTAL LOANS RECEIVABLE, GROSS
Pass	$567,130	$328,624	$297,728	$439,285	$317,877	$399,146	$226,777	$3,098	$2,579,665
Watch	142	600	4,084	6,877	15,154	4,438	6,303	16	37,614
Special mention	—	—	5,000	1,354	—	3,504	651	—	10,509
Substandard	625	792	4,834	10,472	2,009	7,472	1,117	—	27,321
Total loans receivable, gross	$567,897	$330,016	$311,646	$457,988	$335,040	$414,560	$234,848	$3,114	$2,655,109
Total gross charge-offs	$261	$1,832	$1,689	$4,325	$1,330	$910	$117	$—	$10,464

	December 31, 2024
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$4,659	$31,943	$35,248	$15,653	$28,970	$22,926	$—	$679	$140,078
Watch	—	—	9,300	12,654	—	4,354	—	—	26,308
Special mention	—	—	—	—	—	394	—	—	394
Substandard	—	—	—	—	1,625	1,991	—	—	3,616
Total CRE owner occupied	4,659	31,943	44,548	28,307	30,595	29,665	—	679	170,396
CRE non-owner occupied
Pass	8,364	16,491	48,829	36,221	14,682	43,216	—	—	167,803
Watch	—	3,135	1,389	—	—	2,594	—	—	7,118
Total CRE non-owner occupied	8,364	19,626	50,218	36,221	14,682	45,810	—	—	174,921
Commercial and speculative construction and development
Pass	129,201	77,241	28,810	29,851	—	380	10,336	—	275,819
Substandard	—	—	4,979	—	—	—	—	—	4,979
Total commercial and speculative construction and development	129,201	77,241	33,789	29,851	—	380	10,336	—	280,798
Multi-family
Pass	20,662	7,030	20,098	89,733	59,886	47,813	—	—	245,222
Total multi-family	20,662	7,030	20,098	89,733	59,886	47,813	—	—	245,222
Total CRE loans	$162,886	$135,840	$148,653	$184,112	$105,163	$123,668	$10,336	$679	$871,337

	December 31, 2024
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$77,602	$110,505	$174,355	$109,006	$76,653	$66,426	$—	$—	$614,547
Substandard	—	—	735	—	—	2,040	—	—	2,775
Total one-to-four-family	77,602	110,505	175,090	109,006	76,653	68,466	—	—	617,322
Home equity
Pass	6,501	2,379	326	1,538	5,930	1,631	56,430	151	74,886
Substandard	—	—	—	—	—	14	247	—	261
Total home equity	6,501	2,379	326	1,538	5,930	1,645	56,677	151	75,147
Residential custom construction
Pass	38,741	9,771	1,390	—	—	—	—	—	49,902
Total residential custom construction	38,741	9,771	1,390	—	—	—	—	—	49,902
Total residential real estate loans	$122,844	$122,655	$176,806	$110,544	$82,583	$70,111	$56,677	$151	$742,371

	December 31, 2024
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$98,516	$130,254	$167,896	$74,577	$28,045	$40,981	$—	$—	$540,269
Substandard	99	403	712	100	106	257	—	—	1,677
Total indirect home improvement	98,615	130,657	168,608	74,677	28,151	41,238	—	—	541,946
Indirect home improvement gross charge-offs	381	1,477	1,627	677	568	523	—	—	5,253
Marine
Pass	13,322	11,386	20,449	8,521	10,958	10,006	—	—	74,642
Substandard	—	—	—	—	106	183	—	—	289
Total marine	13,322	11,386	20,449	8,521	11,064	10,189	—	—	74,931
Marine gross charge-offs	—	21	128	51	128	237	—	—	565
Other consumer
Pass	310	93	334	56	35	126	2,336	—	3,290
Substandard	—	—	—	3	—	—	11	—	14
Total other consumer	310	93	334	59	35	126	2,347	—	3,304
Other consumer gross charge-offs	1	33	6	—	—	45	91	—	176
Total consumer loans	$112,247	$142,136	$189,391	$83,257	$39,250	$51,553	$2,347	$—	$620,181
Total consumer loans gross charge-offs	$382	$1,531	$1,761	$728	$696	$805	$91	$—	$5,994

	December 31, 2024
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2024	2023	2022	2021	2020	Prior	Loans	to Term	Loans
Pass	$65,491	$20,084	$20,091	$16,468	$6,135	$8,791	$120,899	$602	$258,561
Watch	—	4,987	—	722	1,799	—	4,183	—	11,691
Special mention	—	—	—	543	—	556	6,375	—	7,474
Substandard	—	2,373	—	2,243	1,255	1,296	2,121	—	9,288
Total C&I	65,491	27,444	20,091	19,976	9,189	10,643	133,578	602	287,014
C&I gross charge-offs	—	—	—	—	—	380	761	—	1,141
Warehouse lending
Pass	—	—	—	—	—	—	11,060	—	11,060
Special mention	—	—	—	—	—	—	1,858	—	1,858
Total warehouse lending	—	—	—	—	—	—	12,918	—	12,918
Total commercial business loans	$65,491	$27,444	$20,091	$19,976	$9,189	$10,643	$146,496	$602	$299,932
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$—	$380	$761	$—	$1,141

TOTAL LOANS RECEIVABLE, GROSS
Pass	$463,369	$417,177	$517,826	$381,624	$231,294	$242,296	$201,061	$1,432	$2,456,079
Watch	—	8,122	10,689	13,376	1,799	6,948	4,183	—	45,117
Special mention	—	—	—	543	—	950	8,233	—	9,726
Substandard	99	2,776	6,426	2,346	3,092	5,781	2,379	—	22,899
Total loans receivable, gross	$463,468	$428,075	$534,941	$397,889	$236,185	$255,975	$215,856	$1,432	$2,533,821
Total gross charge-offs	$382	$1,531	$1,761	$728	$696	$1,185	$852	$—	$7,135

The following table presents the amortized cost basis of loans on nonaccrual status at the dates indicated:

	December 31, 2025			December 31, 2024
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
CRE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE owner occupied	$2,049	$—	$2,049	$2,771	$—	$2,771
Commercial and speculative construction and development	—	9,236	9,236	—	4,979	4,979
	2,049	9,236	11,285	2,771	4,979	7,750

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	1,778	—	1,778	164	—	164
Home equity	390	—	390	261	—	261
	2,168	—	2,168	425	—	425

CONSUMER LOANS
Indirect home improvement	—	4,256	4,256	—	1,677	1,677
Marine	—	454	454	—	289	289
Other consumer	—	2	2	—	14	14
	—	4,712	4,712	—	1,980	1,980
COMMERCIAL BUSINESS LOANS
C&I	415	165	580	2,486	960	3,446
Total	$4,632	$14,113	$18,745	$5,682	$7,919	$13,601

The Company recognized interest income on a cash basis for nonaccrual loans of $576,000, $427,000, and $579,000 during the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of dates indicated:

	December 31, 2025				December 31, 2024
		Residential	Other			Residential	Other
		Real	Non-Real			Real	Non-Real
CRE LOANS	CRE	Estate	Estate	Total	CRE	Estate	Estate	Total
CRE owner occupied	$2,049	$—	$—	$2,049	$2,771	$—	$—	$2,771
Commercial and speculative construction and development	9,236	—	—	9,236	4,979	—	—	4,979
	11,285	—	—	11,285	7,750	—	—	7,750

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	—	1,778	—	1,778	—	164	—	164
Home equity	—	390	—	390	—	261	—	261
	—	2,168	—	2,168	—	425	—	425

CONSUMER LOANS
Indirect home improvement	—	—	4,256	4,256	—	—	1,677	1,677
Marine	—	—	454	454	—	—	289	289
	—	—	4,710	4,710	—	—	1,966	1,966
COMMERCIAL BUSINESS LOANS
C&I	—	—	398	398	—	—	3,446	3,446
Total	$11,285	$2,168	$5,108	$18,561	$7,750	$425	$5,412	$13,587

Related Party Loans

Certain directors and executive officers or their related affiliates are customers of and have had banking transactions with the Company. Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations.

Outstanding loan balances of related party loans, all of which were within regulatory limits, were as follows:

	At December 31,
	2025	2024
Beginning balance	$3,575	$3,343
Additions	37	345
Repayments	(153)	(113)
Ending balance	$3,459	$3,575

The aggregate maximum loan balance of extended credit to related parties was $3.5 million and $3.6 million at December 31, 2025 and 2024, respectively, and includes the ending balances from the tables above. These loans and lines of credit were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated third parties and do not involve more than the normal risk of collectability.

NOTE 4 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balances of residential mortgage loans serviced for others was $1.67 billion and $1.63 billion at December 31, 2025 and 2024, respectively. Custodial escrow balances maintained in connection with loans serviced for others were $10.9 million and $10.5 million at December 31, 2025 and 2024, respectively.

The following table summarizes MSRs activity at or for the years indicated:

	At or For the Year Ended
	December 31,
	2025	2024	2023
Beginning balance, at the lower of cost or fair value	$9,204	$17,176	$18,017
Additions	2,129	2,415	2,772
Sales	—	(7,953)	—
MSRs amortized	(2,671)	(2,472)	(3,565)
(Impairment) recovery of MSRs	(54)	38	(48)
Ending balance, at the lower of cost or fair value	$8,608	$9,204	$17,176

The fair value of the MSRs’ assets was $21.8 million and $21.0 million at December 31, 2025 and December 31, 2024, respectively. Fair value adjustments to MSRs are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

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

	December 31,
	2025	2024
Aggregate portfolio principal balance	$1,673,501	$1,632,141
Weighted average rate of loans in MSRs portfolio	4.4%	4.2%
Fair value MSRs	$21,800	$21,043
Weighted average life in years	7.7	7.9
Weighted average constant prepayment rate	8.5%	8.3%
Decline in fair value from 10% adverse change (prepayment-only)	$736	$408
Decline in fair value from 20% adverse change (prepayment-only)	$1,253	$776
Effective discount rate	9.1%	10.2%
Decline in fair value from 10% adverse change (prepayment + discount rate)	$899	$911
Decline in fair value from 20% adverse change (prepayment + discount rate)	$1,730	$1,819

These sensitivities are hypothetical and should be used with caution as the tables above demonstrate the Company’s methodology for estimating the fair value of MSRs which is extremely sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on the fair value of MSRs. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in this table, the effects of a variation in a particular assumption on the fair value of MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance; however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of the fair value of MSRs is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different time.

The Company recorded $4.4 million, $4.7 million, and $7.2 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the years ended December 31, 2025, 2024 and 2023, respectively. The income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment at the dates indicated were as follows:

	December 31,
	2025	2024
Land	$10,333	$7,925
Buildings	32,862	20,814
Furniture, fixtures, and equipment	17,443	16,831
Leasehold improvements	2,874	2,880
Building improvements	4,924	8,392
Projects in process	382	211
Subtotal	68,818	57,053
Less accumulated depreciation and amortization	(24,753)	(27,297)
Total	$44,065	$29,756

Depreciation and amortization expense for these assets totaled $2.8 million, $2.5 million, and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, premises and equipment with a carrying value of $3.3 million were classified as held for sale and included in "Long-lived assets held for sale" on the Consolidated Balance Sheets. The Company expects the sale to be completed within one year.

NOTE 6 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment. At  December 31, 2025, these leases have remaining terms ranging from three months to nine years and seven months, with some including options to extend for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the years indicated are as follows:

	For the Year Ended December 31,
Lease cost:	2025	2024	2023
Operating lease cost	$1,869	$1,896	$1,837
Short-term lease cost	28	10	19
Total lease cost	$1,897	$1,906	$1,856

The following table provides supplemental information related to operating leases at or for the years indicated:

	At or For the Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$1,900	$1,950
Weighted average remaining lease term- operating leases (in years)	5.0	3.5
Weighted average discount rate- operating leases	3.84%	3.14%

The Company’s leases typically do not contain a discount rate implicit in the lease contract. As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at December 31, 2025 for future periods are as follows:

2026	$1,986
2027	1,729
2028	1,110
2029	947
2030	678
Thereafter	1,254
Total lease payments	7,704
Less imputed interest	(1,815)
Total	$5,889

NOTE 7 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	December 31,
	2025	2024
Noninterest-bearing checking	$647,197	$627,679
Interest-bearing checking (1)	335,449	176,561
Savings	164,056	154,188
Money market (2)	385,618	341,615
Certificates of deposit less than $100,000 (3)	512,808	440,257
Certificates of deposit of $100,000 through $250,000	452,666	455,594
Certificates of deposit greater than $250,000	164,922	133,045
Escrow accounts related to mortgages serviced (4)	10,926	10,479
Total	$2,673,642	$2,339,418

_____________________________

(1)	Includes $140.2 million and no brokered deposits at December 31, 2025 and 2024, respectively.
(2)	Includes $20.3 million and $279,000 of brokered deposits at December 31, 2025 and 2024, respectively.
(3)	Includes $202.1 million and $143.1 million of brokered certificates of deposit at December 31, 2025 and 2024, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at December 31, 2025 for future years ending are as follows:

Maturing in 2026	$1,063,138
Maturing in 2027	42,525
Maturing in 2028	11,644
Maturing in 2029	12,968
Maturing in 2030 and thereafter	121
Total	$1,130,396

Interest expense by deposit category for the years indicated is as follows:

	Year Ended December 31,
	2025	2024	2023
Interest-bearing checking	$3,804	$2,521	$2,586
Savings and money market	8,395	7,633	5,511
Certificates of deposit	45,470	43,009	28,654
Total	$57,669	$53,163	$36,751

The Company had related party deposits of approximately $5.2 million and $3.2 million at December 31, 2025 and 2024, respectively, which included deposits held for directors and executive officers.

NOTE 8 – EMPLOYEE BENEFITS

401(k) Plan

The Company has a salary deferral 401(k) Plan covering substantially all of its employees. Employees are eligible to participate in the 401(k) plan at the date of hire if they are 18 years of age. Eligible employees may contribute through payroll deductions and are 100% vested at all times in their deferral contributions account. The Company matches 100% for contributions of 1% to 3%, and 50% for contributions of 4% to 5%. The Company made matching contributions of $1.9 million, $1.9 million, and $1.7 million for the years ended  December 31, 2025, 2024 and 2023, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase shares of the Company’s common stock through payroll deductions during defined offering periods. Employees may contribute up to a specified percentage of eligible compensation, and the purchase price of shares equal to the fair market value of the Company's common stock on the purchase date. The Company provides a matching contribution equal to 25% of employee contributions, which is used to acquire additional shares on the employee’s behalf.  Compensation expense recognized in connection with the ESPP was $248,000, $221,000, and $207,000 for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in salaries and employee benefits expense in the Consolidated Statements of Income. Shares issued under the ESPP are issued from the shares previously approved for issuance under the plan.  As of  December 31, 2025, approximately 890,672 shares remained available for future issuance under the ESPP.

NOTE 9 – DEBT

Borrowings

The Bank is a member of the FHLB of Des Moines, which entitles it to certain benefits including a variety of borrowing options consisting of a secured credit line that allows both fixed and variable rate advances. The FHLB borrowings at December 31, 2025 and 2024, consisted of a warehouse securities credit line (“securities line”), which allows advances with interest rates fixed at the time of borrowing and a warehouse federal funds (“Fed Funds”) advance, which allows daily advances at variable interest rates. Credit capacity is primarily determined by the value of assets collateralized at the FHLB, funds on deposit at the FHLB, and stock owned by the Bank.

Credit is limited to 45% of the Company’s total assets and available pledged assets. The Bank entered into an Advances, Pledges and Security Agreement with the FHLB for which specific loans are pledged to secure these credit lines. At December 31, 2025, loans of approximately $1.08 billion were pledged to the FHLB. At December 31, 2025, the Bank’s total borrowing capacity was $716.2 million with the FHLB of Des Moines, with unused borrowing capacity of $583.5 million. In addition, all FHLB stock owned by the Company is collateral for credit lines.

The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. The Bank can borrow under the Term Auction Facility and Term Deposit Facility at rates published by the San Francisco FRB. As of  December 31, 2025 and 2024, the Bank had approximately $580.9 million and $606.5 million, respectively, in pledged consumer loans with a borrowing capacity of $276.9 million and $270.4 million for the Term Auction Facility and Term Deposit Facility, respectively.  The Bank had no outstanding borrowings under these lines at  December 31, 2025, and $8.0 million outstanding at December 31, 2024. The Bank also had $101.0 million unsecured Fed Funds lines of credit with other financial institutions of which none was outstanding at  December 31, 2025 and 2024.

Borrowings on these lines at the dates indicated were as follows:

	December 31,
	2025	2024
Federal Home Loan Bank - (interest rates ranging from 3.74% to 4.92% and 4.45% to 4.92% at December 31, 2025 and 2024, respectively)	$129,305	$299,806
FRB - Fed funds - (interest rate of 4.33% at December 31, 2024)	—	8,000
Total	$129,305	$307,806

Scheduled maturities of borrowings were as follows:

Years Ending December 31,	Balances	Interest Rates
2026	$76,805	4.49%
2027	47,000	3.79%
2028	5,500	3.90%
Total	$129,305	4.21%

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

The maximum balance at any month end and the average balances and weighted average interest rates on debt during the years indicated were as follows:

	For the Year Ending December 31,
Maximum balance:	2025	2024	2023
FHLB advances and Fed Funds	$299,805	$299,805	$74,895
FRB Fed Funds	27,000	41,000	—
Fed Funds lines of credit with other financial institutions	3,612	3,963	—
Subordinated notes	50,000	50,000	50,000
FRB BTFP advance	—	89,850	90,000
Average balance:
FHLB advances and Fed Funds	167,485	122,015	33,945
FRB Fed Funds	2,292	1,705	14,704
Fed Funds lines of credit with other financial institutions	11	11	11
Subordinated notes	50,000	50,000	50,000
FRB BTFP advance	—	30,195	61,669
Weighted average interest rates
FHLB advances and Fed Funds	4.44%	5.03%	4.40%
FRB Fed Funds	4.22%	5.56%	5.42%
Fed Funds lines of credit with other financial institutions	4.78%	5.88%	5.62%
Subordinated notes	3.88%	3.88%	3.88%
FRB BTFP advance	—%	4.70%	4.71%

NOTE 10 – INCOME TAXES

The components of income tax expense for the years indicated were as follows:

	For the Year Ending December 31,
Provision for income taxes	2025	2024	2023
Current federal income tax expense	$7,699	$8,244	$9,685
Current state and local income tax expense	369	336	227
Deferred federal income tax benefit	(278)	(1,965)	(677)
Deferred state and local income tax benefit	(16)	(58)	(16)
Total provision for income taxes	$7,774	$6,557	$9,219

A reconciliation of the effective income tax rate with the federal statutory tax rates at the dates indicated was as follows:

	December 31,
	2025		2024		2023
Pre-tax income - domestic	$41,120		$41,581		$45,272
Pre-tax income - foreign	—		—		—
Total pre-tax income	$41,120		$41,581		$45,272

Effective tax rate
US federal statutory tax rate	$8,635	21.0%	$8,732	21.0%	$9,507	21.0%
State and local income taxes, net of federal income tax effect	279	0.7	219	0.5	166	0.4
Foreign tax effects	—	—	—	—	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws	—	—	—	—	—	—
Tax credits
Purchased income tax credits	(660)	(1.6)	(2,277)	(5.5)	—	—
Other	(150)	(0.3)	(93)	(0.2)	(60)	(0.1)
Changes in valuation allowance	—	—	—	—	—	—
Nontaxable or nondeductible items
Excess executive compensation	104	0.3	560	1.3	52	0.1
Bank owned life insurance	(470)	(1.1)	(223)	(0.5)	(193)	(0.4)
Other	183	0.3	204	0.5	25	0.1
Changes in unrecognized tax benefits	—	—	—	—	—	—
Other
Stock-based compensation (windfalls) / shortfalls	(64)	(0.2)	(631)	(1.5)	(208)	(0.5)
Other	(83)	(0.2)	66	0.2	(70)	(0.2)
Effective tax rate	$7,774	18.9%	$6,557	15.8%	$9,219	20.4%

Statement of Cash Flows - Cash income taxes paid net of refunds
Federal	$200		$2,060		$10,100
State
Oregon	$(18)		$305		$165
Other	2		(29)		101
Foreign	—		—		—

Cash paid for transferred tax credits
Federal	$7,587		$26,008		$—
Oregon	209		209		—

Total deferred tax assets and liabilities at the dates indicated were as follows:

	December 31,
Deferred Tax Assets	2025	2024
ACL on loans	$6,743	$6,859
Non-accrued loan interest	65	42
Restricted stock awards	75	105
Non-qualified stock options	692	489
Lease liability	1,269	1,194
Securities available-for-sale	4,607	6,256
ACL on unfunded commitments	381	302
Other	132	36
Purchase accounting adjustments	835	481
Total deferred tax assets	14,799	15,764
Deferred Tax Liabilities
Loan origination costs	(2,565)	(2,513)
MSRs	(1,856)	(1,960)
Stock dividend - FHLB stock	(7)	—
Property, plant, and equipment	(1,859)	(1,515)
Lease right-of-use assets	(1,247)	(1,156)
Interest rate swaps designated as cash flow hedge	(272)	(1,561)
Total deferred tax liabilities	(7,806)	(8,705)
Net deferred tax assets	$6,993	$7,059

The Company files a U.S. Federal income tax return and Oregon, Idaho, and Arizona state income tax returns, which are subject to examination by tax authorities for years 2022 and later. At December 31, 2025 and 2024, the Company had no uncertain tax positions. The Company recognized no interest and penalties in tax expense for the years ended  December 31, 2025, 2024 and 2023.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	December 31,
CRE LOANS	2025	2024
CRE	$2,204	$1,132
Commercial and speculative construction and development	198,176	135,006
Multi-family	6,676	5,876
Total CRE loans	207,056	142,014
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	28,977	23,138
Home equity	100,071	97,358
Residential custom construction	37,213	39,125
Total residential real estate loans	166,261	159,621
CONSUMER LOANS	29,646	28,566
COMMERCIAL BUSINESS LOANS
C&I	160,277	174,292
Warehouse lending	42,145	53,978
Total commercial business loans	202,422	228,270
Total commitments to extend credit	$605,385	$558,471

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements represent potential future extensions of credit to existing customers. These commitments generally do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The Company maintains an ACL on unfunded loan commitments for all arrangements that are not unconditionally cancellable, consistent with the Company’s CECL methodology.  The ACL on unfunded loan commitments is recorded within other liabilities on the consolidated balance sheets.  The Company's ACL on unfunded loan commitments at December 31, 2025, was $1.8 million and $1.4 million, respectively. The Company recorded a provision for credit losses on unfunded loan commitments of $360,000 for the year ended  December 31, 2025, as compared to a recovery of $123,000 for the year ended  December 31, 2024. The increase in the provision for  December 31, 2025, was primarily attributable to a $63.2 million increase in commercial and speculative construction and development loan commitments.

A portion of the one-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated reserve. The Company’s derivative positions are presented with discussion in “Note 16 – Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines that require a limited level of recourse if the loans default and exceed a certain loss exposure. Specific to that recourse, the FHLB of Des Moines established a first loss account (“FLA”) related to the loans and required a credit enhancement (“CE”) obligation by the Bank to be utilized after the FLA is used. Based on loans sold through  December 31, 2025, the total loans sold to the FHLB were $8.3 million with the FLA being $581,000 and the CE obligation at $389,000 or 4.7% of the loans outstanding. Management has established a holdback of 10% of the outstanding CE obligation, or $39,000, which is a part of the off-balance sheet holdback for loans sold. At December 31, 2025 and 2024, there were no loans sold to the FHLB of Des Moines greater than 30 days past their contractual payment due date.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.8 million and $2.0 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at December 31, 2025 and 2024, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at December 31, 2025.

NOTE 12 – SIGNIFICANT CONCENTRATION OF CREDIT RISK

Most of the Company’s commercial and multi-family real estate, construction, residential, and commercial business lending activities are with customers located in Western Washington, the Oregon Coast, or near our loan production offices in Vancouver and the Tri-Cities, Washington. The Company originates real estate, consumer, and commercial business loans and has concentrations in these areas, however, indirect home improvement loans, including solar-related home improvement loans are originated through a network of home improvement contractors and dealers located throughout Washington, Oregon, California, Idaho, Colorado, Arizona, Minnesota, Nevada, Texas, Utah, Massachusetts, Montana, and New Hampshire. Loans are generally secured by collateral and rights to collateral vary and are legally documented to the extent practicable. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms. At December 31, 2025, the concentration on commercial real estate remains below the 300% of Risk Based Capital regulatory threshold at 274.9%, and the subset of construction loans, excluding owner-occupied loans is within Board approved limits. The concentration of construction, land development, and other land loans represented 103.5% of the Bank’s total regulatory capital at  December 31, 2025. These loans are focused on in-city, infill vertical construction financing in King and Snohomish counties. Local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as “well capitalized”. At December 31, 2025, the Bank was categorized as “well capitalized” under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at December 31, 2025, that the Bank met all capital adequacy requirements.

The following table compares the Bank’s actual capital amounts and ratios to their minimum regulatory capital requirements and well capitalized regulatory capital at the dates indicated:

								To be Well Capitalized
					For Capital			Under Prompt
			For Capital		Adequacy With			Corrective
	Actual		Adequacy Purposes		Capital Buffer			Action Provisions
Bank Only	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount	Ratio
At December 31, 2025
Total risk-based capital (to risk-weighted assets)	$385,215	13.96%	$220,788	8.00%		$289,785	10.50%	$275,986	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	$351,232	12.73%	$165,591	6.00%		$234,588	8.50%	$220,788	8.00%
Tier 1 leverage capital (to average assets)	$351,232	10.96%	$128,160	4.00%	$	N/A	N/A	$160,200	5.00%
CET 1 capital (to risk-weighted assets)	$351,232	12.73%	$124,194	4.50%		$193,190	7.00%	$179,391	6.50%

At December 31, 2024
Total risk-based capital (to risk-weighted assets)	$368,953	14.18%	$208,174	8.00%		$273,228	10.50%	$260,218	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	$336,416	12.93%	$156,131	6.00%		$221,185	8.50%	$208,174	8.00%
Tier 1 leverage capital (to average assets)	$336,416	11.24%	$119,741	4.00%	$	N/A	N/A	$149,676	5.00%
CET 1 capital (to risk-weighted assets)	$336,416	12.93%	$117,098	4.50%		$182,152	7.00%	$169,141	6.50%

In addition to the minimum CET 1, Tier 1, total capital, and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels.  Failure to maintain the required buffer could result in limitations on the Bank's ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At December 31, 2025, the Bank’s capital exceeded the conservation buffer.

As a bank holding company registered with the Federal Reserve, the Company is subject to capital adequacy requirements of the Federal Reserve. Bank holding companies with $3.0 billion or more in assets must comply with the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. The Federal Reserve has a policy requiring a bank holding company to serve as a source of financial and managerial strength to the holding company’s subsidiary bank and the Federal Reserve expects the holding company’s subsidiary bank to be well capitalized under the prompt corrective action regulations.

Under Federal Reserve regulations, a bank holding company is considered a small bank holding company if its total consolidated assets are below $3.0 billion as of June 30 of a given year.  The Company's total consolidated assets exceeded $3.0 billion as of June 30, 2025, and therefore, the Company did not qualify as a small bank holding company for regulatory purposes for the 2025 calendar year.  As a result, the Company is subject to all regulatory requirements applicable to larger bank holding companies, including enhanced reporting, capital, and governance standards.

The following table presents the Company's regulatory capital ratios at the dates indicated:

	At December 31,
Company Only	2025	2024
Total risk-based capital (to risk-weighted assets)	14.25%	14.53%
Tier 1 risk-based capital (to risk-weighted assets)	11.21%	11.36%
Tier 1 leverage capital (to average assets)	9.66%	9.87%
CET 1 capital (to risk-weighted assets)	11.21%	11.36%

NOTE 14 – FAIR VALUE MEASUREMENTS

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

Loans Receivable – Certain residential mortgage loans were initially originated for sale with the fair value option elected; after origination, these loans were transferred to loans held for investment. As of December 31, 2025 and 2024, there were $13.2 million and $12.7 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment. The aggregate unpaid principal balance of these loans were $13.8 million as of December 31, 2025 and 2024.Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the years ended December 31, 2025, 2024 and 2023, the Company recorded net increases in fair value of $534,000, $52,000, and $447,000, respectively. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

Collateral Dependent Loans – Expected credit losses on collateral-dependent loans are measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of collateral is less than the amortized cost basis of the loan, the Company will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable) at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis is limited to the amount previously charged-off. Subsequent changes in expected credit losses on collateral-dependent loans are included within the provision for credit losses, either as an additional provision or as a reduction of the provision that would otherwise be reported (Level 3).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At December 31, 2025
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,127	$—	$18,127
Corporate securities	—	15,386	—	15,386
Municipal bonds	—	71,405	—	71,405
Mortgage-backed securities	—	173,567	—	173,567
Asset-backed securities	—	10,182	—	10,182
Mortgage loans held for sale, at fair value	—	43,705	—	43,705
Loans receivable, at fair value	—	13,183	—	13,183
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	8	8
Interest rate lock commitments with customers	—	—	241	241
Interest rate swaps - cash flow and fair value hedges	—	1,894	—	1,894
Interest rate swaps - dealer offsets to customer swap positions	—	36	—	36
Total assets measured at fair value	$—	$347,485	$249	$347,734
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(36)	$—	$(36)
Interest rate swaps - cash flow and fair value hedges	—	(656)	—	(656)
Forward TBA mortgage-backed securities	—	(146)	—	(146)
Total liabilities measured at fair value	$—	$(838)	$—	$(838)

Financial Assets	At December 31, 2024
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,138	$—	$17,138
Corporate securities	—	15,126	—	15,126
Municipal bonds	—	70,344	—	70,344
Mortgage-backed securities	—	167,186	—	167,186
Asset-backed securities	—	11,381	—	11,381
Mortgage loans held for sale, at fair value	—	27,835	—	27,835
Loans receivable, at fair value	—	12,728	—	12,728
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	31	31
Interest rate lock commitments with customers	—	—	103	103
Forward TBA mortgage-backed securities	—	180	—	180
Interest rate swaps- cash flow and fair value hedges	—	7,244	—	7,244
Interest rate swaps - dealer offsets to customer swap positions	—	62	—	62
Total assets measured at fair value	$—	$329,224	$134	$329,358
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(61)	$—	$(61)
Total liabilities measured at fair value	$—	$(61)	$—	$(61)

The following tables present financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at the dates indicated. Level 3 assets recorded at fair value on a nonrecurring basis included loans for which a partial charge-off was recorded based on the estimated fair value of the underlying collateral.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$9,236	$9,236
MSRs	—	—	21,800	21,800

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$1,130	$1,130
MSRs	—	—	21,043	21,043

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Rate
Fair Value	Valuation	Unobservable		December 31,	December 31,
Instruments	Techniques	Inputs	Range	2025	2024
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	93.7%	94.0%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	93.7%	94.0%
NONRECURRING
Collateral dependent loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 25%	—%	—%
MSRs	Industry sources	Pre-payment speeds	0% - 50%	8.5%	8.3%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years indicated:

		Purchases			Net change in	Net change in
	Beginning	and	Sales and	Ending	fair value for	fair value for
2025	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$103	$3,903	$(3,765)	$241	$138	$—
Individual forward sale commitments with investors	31	(144)	121	8	(23)	—
2024
Interest rate lock commitments with customers	$329	$4,279	$(4,505)	$103	$(226)	$—
Individual forward sale commitments with investors	(188)	(1,626)	1,845	31	219	—
2023
Interest rate lock commitments with customers	$107	$4,291	$(4,069)	$329	$222	$—
Individual forward sale commitments with investors	(38)	66	(216)	(188)	(150)	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	December 31, 2025		December 31, 2024
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$28,219	$28,219	$31,635	$31,635
Certificates of deposit at other financial institutions	—	—	1,727	1,727
Level 2 inputs:
Securities available-for-sale, at fair value	288,667	288,667	281,175	281,175
Securities held-to-maturity, gross	33,501	34,396	8,500	8,144
Loans held for sale, at fair value	43,705	43,705	27,835	27,835
Forward TBA mortgage-backed securities	—	—	180	180
Loans receivable, at fair value	13,183	13,183	12,728	12,728
Interest rate swaps - cash flow and fair value hedges	1,894	1,894	7,244	7,244
Interest rate swaps - dealer offsets to customer swap positions	36	36	62	62
Level 3 inputs:
Loans receivable, gross	2,641,926	2,578,744	2,521,093	2,385,213
MSRs, held at lower of cost or fair value	8,608	21,800	9,204	21,043
Mandatory and best effort forward commitments with investors	8	8	31	31
Fair value interest rate locks with customers	241	241	103	103
Financial Liabilities
Level 2 inputs:
Time deposits	1,130,396	1,129,892	1,028,896	1,024,663
Borrowings	129,305	128,360	307,806	307,408
Subordinated notes, excluding unamortized debt issuance costs	50,000	48,856	50,000	45,504
Interest rate swaps - cash flow and fair value hedges	656	656	—	—
Forward TBA mortgage-backed securities	146	146	—	—
Interest rate swaps - customer swap positions	36	36	61	61

NOTE 15 – EARNINGS PER SHARE

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the years indicated:

	At or For the Year Ended December 31,
Numerator:	2025	2024	2023
Net income	$33,346	$35,024	$36,053
Dividends and undistributed earnings allocated to participating securities	(566)	(572)	(578)
Net income available to common shareholders	$32,780	$34,452	$35,475
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,528,764	7,697,806	7,656,526
Dilutive shares	114,729	195,440	118,907
Diluted weighted average common shares outstanding	7,643,493	7,893,246	7,775,433
Basic earnings per share	$4.35	$4.48	$4.63
Diluted earnings per share	$4.29	$4.36	$4.56
Potentially dilutive weighted average unvested restricted shares and stock options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	2,521	11,640	56,520

NOTE 16 – DERIVATIVES

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

Cash Flow Hedges

The Company has entered into interest rate swaps to reduce its exposure to variability in interest-related cash outflows attributable to changes in forecasted SOFR based brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the SOFR portion of a series of future adjustable-rate borrowings and deposits over the term of the interest rate swap. Accordingly, changes in the amount of interest payment cash flows for the hedged transactions attributable to changes in the Company's own credit risk are excluded from management’s assessment of hedge effectiveness. The Company tests for hedging effectiveness on a quarterly basis. The accumulated other comprehensive income is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company has not recorded any hedge ineffectiveness since the inception of the hedges.

The Company expects that approximately $218,000 will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
December 31, 2025
Investment securities (1)	$57,869	$2,131
Total	$57,869	$2,131

December 31, 2024
Investment securities (1)	$55,701	$4,299
Total	$55,701	$4,299

____________________________________

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $179.4 million; the cumulative basis adjustments associated with these hedging relationships was a loss of $2.1 million; and the amount of the designated hedged items was $60.0 million. At December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $189.0 million; the cumulative basis adjustment associated with these hedging relationships was a loss of $4.3 million; and the amount of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities”, respectively, on the Consolidated Balance Sheets, as follows:

	December 31, 2025
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$300,000	$1,894	$656
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	25,468	241	—
Mandatory and best effort forward commitments with investors	8,985	8	—
Forward TBA mortgage-backed securities	56,000	—	146
Interest rate swaps – customer swap positions	627	—	36
Interest rate swaps – dealer offsets to customer swap positions	627	36	—

	December 31, 2024
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$340,000	$7,244	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	16,905	103	—
Mandatory and best effort forward commitments with investors	6,829	31	—
Forward TBA mortgage-backed securities	31,000	180	—
Interest rate swaps – customer swap positions	716	—	61
Interest rate swaps – dealer offsets to customer swap positions	716	62	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the years indicated:

	Year Ended December 31,
	2025		2024		2023
	Interest		Interest		Interest
	Expense	Interest	Expense	Interest	Expense	Interest
	Deposits and	Income	Deposits and	Income	Deposits and	Income
	Borrowings	Securities	Borrowings	Securities	Borrowings	Securities
Total amounts presented on the Consolidated Statements of Income	$64,898	$15,365	$59,790	$13,980	$36,751	$12,247
Net gains (losses) on fair value hedging relationships:
Interest rate swaps – securities
Recognized on hedged items	$—	$2,168	$—	$(1,084)	$—	$892
Recognized on derivatives designated as hedging instruments	—	(2,168)	—	1,084	—	(892)
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	1,051	—	1,597	—	1,509
Net income recognized on fair value hedges	$—	$1,051	$—	$1,597	$—	$1,509
Net gain on cash flow hedging relationships:
Interest rate swaps – brokered deposits and borrowings
Realized gains, pre-tax, reclassified from accumulated other comprehensive loss into net income	$2,072	$—	$4,951	$—	$5,465	$—
Net income recognized on cash flow hedges	$2,072	$—	$4,951	$—	$5,465	$—

Changes in the fair value of the non-hedging derivatives were recorded in “Gain on sale of loans” on the Consolidated Statements of Income and resulted in net gains of $89,000, net losses of $29,000, and net gains of $75,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Net Amounts
		Gross	of Assets
	Gross	Amounts	Presented in	Gross Amounts Not Offset
	Amounts	Offset in the	the	in the Consolidated Balance Sheets
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral
Offsetting of derivative assets	Assets	Sheets	Sheets	Instruments	Received	Net Amount
At December 31, 2025
Interest rate swaps	$2,269	$339	$1,930	$—	$—	$1,930

At December 31, 2024
Interest rate swaps	$7,844	$538	$7,306	$—	$740	$6,566

Net Amounts
		Gross	of Liabilities
	Gross	Amounts	Presented in
	Amounts	Offset in the	the	Gross Amounts Not Offset
	of	Consolidated	Consolidated	in the Consolidated Balance Sheets
	Recognized	Balance	Balance	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Sheets	Sheets	Instruments	Posted	Net Amount
At December 31, 2025
Interest rate swaps	$679	$23	$656	$—	$680	$—

Credit Risk-Related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At  December 31, 2025, the Company had $680,000 of collateral posted due to this provision. Receivables related to cash collateral that has been paid to counterparties is included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years indicated:

		Unrealized
		(Losses)
	Gains and	and Gains
	(Losses) on	on Available
	Derivative	for Sale
Year Ended December 31, 2025	Instruments	Securities	Total
Beginning balance	$5,700	$(22,840)	$(17,140)
Other comprehensive (loss) income before reclassification, net of tax	(2,257)	6,019	3,762
Amounts reclassified from accumulated other comprehensive loss, net of tax	(2,451)	—	(2,451)
Net current period other comprehensive (loss) income	(4,708)	6,019	1,311
Ending balance	$992	$(16,821)	$(15,829)

		Unrealized
		(Losses)
	Gains and	and Gains
	(Losses) on	on Available
	Derivative	for Sale
Year Ended December 31, 2024	Instruments	Securities	Total
Beginning balance	$4,766	$(28,072)	$(23,306)
Other comprehensive income (loss) before reclassification, net of tax	6,074	(919)	5,155
Amounts reclassified from accumulated other comprehensive loss, net of tax	(5,140)	6,151	1,011
Net current period other comprehensive income	934	5,232	6,166
Ending balance	$5,700	$(22,840)	$(17,140)

		Unrealized
		(Losses)
	Gains and	and Gains
	(Losses) on	on Available
	Derivative	for Sale
Year Ended December 31, 2023	Instruments	Securities	Total
Beginning balance	$7,761	$(33,393)	$(25,632)
Other comprehensive income before reclassification, net of tax	1,296	5,321	6,617
Amounts reclassified from accumulated other comprehensive loss, net of tax	(4,291)	—	(4,291)
	(2,995)	5,321	2,326
Ending balance	$4,766	$(28,072)	$(23,306)

NOTE 18 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At December 31, 2025, there were 52,060 stock option awards and 500 RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $2.3 million, $1.8 million, and $2.0 million, for the years ended December 31, 2025, 2024 and 2023, respectively. The related income tax benefit was $473,000, $379,000, and $422,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-based compensation awards are settled by issuing new shares from the Company’s pool of authorized but unissued common stock, and the Company does not use previously repurchased treasury shares for this purpose.

Stock Options

The 2018 Plan provides for the grant of stock option awards that may be designated as either incentive stock options or nonqualified stock options. Stock option awards generally vest over a one-year period for non-employee directors, and over a four- or five-year period for employees and officers with annual vesting in equal installments on the anniversary date of each grant date provided the award recipient remains in continuous service with the Company.  Options become exercisable after vesting and remain exercisable for the remaining term of the original grant, subject to a maximum term of 10 years.  Any unexercised stock options expire 10 years after the grant date, or earlier upon the termination of the recipient's service with the Company or the Bank. The fair value of each stock option award is estimated on the grant date using a Black-Scholes Option pricing model which incorporates the following assumptions.

	December 31,
	2025	2024	2023
Dividend yield	2.79%	2.57%	3.25%
Expected volatility	38.45%	29.55%	28.24%
Risk-free interest rate	3.98%	3.82%	4.35%
Expected term in years	6.2	6.3	6.5
Weighted-average grant date fair value per option granted	$13.21	$11.36	$7.61

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

The following table presents a summary of the Company’s stock option awards during the years indicated (shown as actual).

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Value
Outstanding at January 1, 2023	647,832	$26.67	6.84	$4,627,255
Granted	103,000	30.73	—	—
Less exercised	47,734	10.17	—	970,064
Less Forfeited or expired	40,819	32.96	—	—
Outstanding at December 31, 2023	662,279	$28.12	6.69	$5,852,975

Outstanding at January 1, 2024	662,279	$28.12	6.69	$5,852,975
Granted	75,100	41.98	9.62	—
Less exercised	187,478	23.69	—	3,916,425
Less forfeited	12,000	30.73	—	—
Outstanding at December 31, 2024	537,901	$31.55	6.75	$5,187,207

Outstanding at January 1, 2025	537,901	$31.55	6.75	$5,187,207
Granted	138,372	40.14	9.62	—
Less exercised	17,650	27.25	—	237,460
Outstanding at December 31, 2025	658,623	$33.47	6.63	$5,134,992

Expected to vest, assuming a 0.31% annual forfeiture rate at, December 31, 2025 (1)	643,150	$33.35	6.58	5,087,730

Exercisable at December 31, 2025	371,448	$30.28	5.16	$4,065,004

___________________________

(1)	Forfeiture rate has been calculated and estimated, based on historical employment data, to assume a forfeiture of 3.1% of the options over 10 years.

At December 31, 2025, there was $2.8 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.

Restricted Stock Awards

The RSAs fair value is equal to the value of the market price of FS Bancorp's common stock on the grant date.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares granted under the 2018 Plan generally vest over a four- or five-year period for employees and officers, beginning on the grant date, and over a one-year period for non-employee directors, with vesting occurring at the end of the one-year period. Any nonvested RSAs are forfeited upon the award recipient's termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the years indicated (shown as actual).

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2023	118,530	$28.85
Granted	37,600	30.73
Less vested	(44,462)	28.24
Less forfeited or expired	(9,524)	30.96
Nonvested at December 31, 2023	102,144	$29.61

Nonvested at January 1, 2024	102,144	$29.61
Granted	42,250	41.98
Less vested	(37,331)	28.46
Less forfeited or expired	(4,000)	30.73
Nonvested at December 31, 2024	103,063	$35.05

Nonvested at January 1, 2025	103,063	$35.05
Granted	37,872	40.14
Less vested	(37,964)	32.88
Nonvested at December 31, 2025	102,971	$37.73

At December 31, 2025, there was $3.4 million of total unrecognized compensation costs related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.

NOTE 19 – BUSINESS SEGMENTS

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

Segment assets are primarily allocated based on loan origination channel. The home lending segment is limited to residential mortgage and home equity loans originated through the home lending platform. The home lending segment additionally includes related accrued interest receivable and the Company's MSR assets. The commercial and consumer banking segment includes the remainder of the loan portfolio, the assets of the retail branch network and administrative buildings, as well as the investment portfolio and other assets of the Bank.  A description of the Company’s business segments and the products and services they provide is as follows:

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At December 31, 2025, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

	At or For the Year Ended December 31, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$146,140	$35,741	$181,881
Interest income - other interest earnings assets	15,365	—	15,365
Total interest income by segment	161,505	35,741	197,246

Gain on sale of loans	63	8,217	8,280
Other income	11,239	2,758	13,997
Intersegment income	(1,295)	1,295	—
Total noninterest income by segment	10,007	12,270	22,277

Total income by segment	171,512	48,011	219,523

Expense:
Interest expense - deposits	57,649	20	57,669
Interest expense - borrowings	7,229	—	7,229
Interest expense - subordinated note	1,541	401	1,942
Interest expense - intersegment	(24,048)	24,048	—
Total interest expense by segment	42,371	24,469	66,840

Provision for credit losses by segment	9,001	545	9,546

Salaries and benefits	32,355	7,709	40,064
Overhead allocation	23,352	7,370	30,722
Other segment items (1)	25,794	5,437	31,231
Total noninterest expense by segment	81,501	20,516	102,017

Income before provision for income taxes by segment	38,639	2,481	41,120
Provision for income taxes by segment	(7,305)	(469)	(7,774)
Net income by segment	$31,334	$2,012	$33,346

Other segment disclosures:
Segment assets	$2,538,874	$657,973	$3,196,847
FTEs	462	118	580

	At or For the Year Ended December 31, 2024
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$139,996	$30,861	$170,857
Interest income - other interest earnings assets	13,980	—	13,980
Total interest income by segment	153,976	30,861	184,837

Gain on sale of loans	—	8,557	8,557
Gain on sale of MSRs	6,473	1,883	8,356
Loss on sale of investment securities	—	—	—
Other income	1,856	2,787	4,643
Intersegment income	898	(898)	—
Total noninterest income by segment	9,227	12,329	21,556

Total income by segment	163,203	43,190	206,393

Expense:
Interest expense - deposits	53,156	7	53,163
Interest expense - borrowings	6,627	—	6,627
Interest expense - subordinated note	1,555	387	1,942
Interest expense - intersegment	(20,666)	20,666	—
Total interest expense by segment	40,672	21,060	61,732

Provision for credit losses by segment	5,393	118	5,511

Salaries and benefits	26,609	8,470	35,079
Overhead allocation	22,464	6,559	29,023
Other segment items (1)	28,542	4,925	33,467
Total noninterest expense by segment	77,615	19,954	97,569

Income before provision for income taxes by segment	39,523	2,058	41,581
(Provision) benefit for income taxes by segment	(6,733)	176	(6,557)
Net income by segment	$32,790	$2,234	$35,024

Other segment disclosures:
Segment assets	$2,410,777	$618,400	$3,029,177
FTEs	447	115	562

	At or For the Year Ended December 31, 2023
	Commercial
	and Consumer
Income:	Banking	Home Lending	Total
Interest income - loans receivable, including fees	$127,947	$26,998	$154,945
Interest income - other interest earnings assets	12,247	—	12,247
Total interest income by segment	140,194	26,998	167,192

Gain on sale of loans	—	6,711	6,711
Other income	9,178	4,601	13,779
Intersegment income	1,190	(1,190)	—
Total noninterest income by segment	10,368	10,122	20,490

Total income by segment	150,562	37,120	187,682

Expense:
Interest expense - deposits	36,743	8	36,751
Interest expense - borrowings	5,196	—	5,196
Interest expense - subordinated note	1,581	361	1,942
Interest expense - intersegment	(15,063)	15,063	—
Total interest expense by segment	28,457	15,432	43,889

Provision for credit losses by segment	3,494	1,280	4,774

Salaries and benefits	25,623	9,749	35,372
Corporate overhead allocation	21,266	6,109	27,375
Other segment items (1)	26,878	4,122	31,000
Total noninterest expense by segment	73,767	19,980	93,747

Income before provision for income taxes by segment	44,844	428	45,272
Provision for income taxes by segment	(9,132)	(87)	(9,219)
Net income by segment	$35,712	$341	$36,053

Other segment disclosures:
Segment assets	$2,420,930	$551,739	$2,972,669
FTEs	447	123	570

________________________

(1)	Other segments items include operations, occupancy, data processing, loan costs, professional and board fees, marketing and advertising, and (recovery) impairment of MSRs.

NOTE 20 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  December 31, 2025, and December 31, 2024, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in the Branch Purchase on February 24, 2023 (“Branch Acquisition”), and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company elected to perform a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. In performing this assessment, management considered qualitative factors including macroeconomic conditions, industry and market trends, financial performance, and changes in the Company’s stock price and market capitalization. Based on this assessment, management concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, and therefore no impairment of goodwill was indicated.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2025, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the years indicated:

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2023	$24,928	$(7,585)	$17,343
Amortization	—	(3,633)	(3,633)
Balance, December 31, 2024	24,928	(11,218)	13,710
Amortization	—	(3,192)	(3,192)
Balance, December 31, 2025	$24,928	$(14,410)	$10,518

The CDI represents the fair value assigned to the intangible core deposit base acquired in business combinations. The CDI from the Branch Acquisition is being amortized on an accelerated basis over 10 years, while the CDI from the Anchor Bank acquisition (completed in November 2018) is being amortized on a straight-line basis over 10 years.  Amortization expense was $3.2 million, $3.6 million and $3.5 million for the years ended  December 31, 2025, 2024 and 2023, respectively.

Amortization expense for CDI is expected to be as follows for the years ended December 31:

2026	$2,845
2027	2,500
2028	2,110
2029	1,283
2030	937
Thereafter	843
Total	$10,518

NOTE 21 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The Condensed Balance Sheets, Statements of Income, and Statements of Cash Flows for the Company (Parent Only) are presented below:

Condensed Balance Sheets	December 31,
Assets	2025	2024
Cash and due from banks	$8,133	$9,160
Investment in subsidiary	349,514	336,579
Other assets	716	487
Total assets	$358,363	$346,226
Liabilities and stockholders' equity
Subordinated notes, net	49,661	49,594
Other liabilities	1,008	865
Total liabilities	50,669	50,459
Stockholders' equity	307,694	295,767
Total liabilities and stockholders' equity	$358,363	$346,226

Condensed Statements of Income	Year Ended December 31,
	2025	2024	2023
Dividends received from subsidiary	$24,010	$11,832	$8,919
Interest expense on subordinated note	(1,942)	(1,942)	(1,942)
Other expenses	(936)	(452)	(278)
Income before income tax benefit and equity in undistributed net income of subsidiary	21,132	9,438	6,699
Income tax benefit	590	488	458
Equity in undistributed earnings of subsidiary	11,624	25,098	28,896
Net income	$33,346	$35,024	$36,053

Condensed Statements of Cash Flows	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$33,346	$35,024	$36,053
Equity in undistributed net income of subsidiary	(11,624)	(25,098)	(28,896)
Amortization	67	67	66
Share-based compensation expense related to stock options and restricted stock	2,254	1,806	2,010
Changes in operating assets and liabilities
Other assets	(229)	(29)	246
Other liabilities	143	13	18
Net cash from operating activities	23,957	11,783	9,497
Cash flows used by financing activities:
Disbursements from stock options exercised	(57)	(1,633)	(273)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(464)	(386)	(355)
Issuance of common stock - employee stock purchase plan	1,222	1,075	1,017
Common stock repurchased	(15,423)	(2,508)	(223)
Dividends paid on common stock	(10,262)	(8,265)	(7,764)
Net cash used by financing activities	(24,984)	(11,717)	(7,598)
Net (decrease) increase in cash and cash equivalents	(1,027)	66	1,899
Cash and cash equivalents, beginning of year	9,160	9,094	7,195
Cash and cash equivalents, end of year	$8,133	$9,160	$9,094

NOTE 22 – DEFINITIVE AGREEMENT

On February 25, 2026, the Company entered into a definitive agreement (the “Agreement”) with Pacific West Bancorp, headquartered in West Linn, Oregon ("Pacific West"), pursuant to which Pacific West will be merged with and into the Company, and immediately thereafter Pacific West’s bank subsidiary, Pacific West Bank, will be merged with and into 1st Security Bank of Washington.  Pacific West Bank primarily serves the Greater Portland, Oregon metropolitan area with four branch locations in Portland, Vancouver, West Linn, and Lake Oswego.

Under the terms of the Agreement, the aggregate consideration will consist of 430,176 shares of FS Bancorp common stock and $16,832,742 in cash.  Pacific West shareholders will have the right to elect shares of FS Bancorp common stock or cash, subject to proration as provided in the Agreement.  Based on the closing price of FS Bancorp common stock of $41.26 on February 25, 2026, the consideration value for Pacific West was $34.6 million, or approximately $12.52 per share.  Upon completion of the merger, Pacific West shareholders would hold, in aggregate, approximately 5.4% of FS Bancorp’s outstanding common stock.

All of the directors of Pacific West have agreed to vote their shares of Pacific West common stock in favor of approval of the Agreement. The proposed transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Agreement by the shareholders of Pacific West, and is expected to be completed in the third quarter of 2026.

At December 31, 2025, Pacific West reported total assets of $386.0 million, total loans of $276.6 million and total deposits of $342.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures.

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2025 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on the foregoing evaluation, the Company’s CEO (principal executive officer) and CFO (principal financial officer) concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

FS Bancorp’s management assessed the effectiveness of FS Bancorp’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on management’s assessment, it was concluded that, as of December 31, 2025, FS Bancorp’s internal control over financial reporting was effective based on those criteria.

b) Attestation report of the registered public accounting firm.

Baker Tilly US, LLP, an independent registered public accounting firm, has audited FS Bancorp’s consolidated financial statements and the effectiveness of its internal control over financial reporting as of December 31, 2025, which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10–K.

c) Changes in internal control over financial reporting.

There were no changes in FS Bancorp’s internal control over financial reporting during FS Bancorp’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, FS Bancorp’s internal control over financial reporting.

Item 9B. Other Information

a) Nothing to report.

b) During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S–K.

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

Insider Trading Policy

FS Bancorp has an insider trading policy governing the purchase, sale, and other dispositions of Company securities that applies to all Company personnel, including directors, officers, employees, and other covered persons, which is also followed by the Company.  We believe our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.  A copy of the Company's insider trading policy was filed as Exhibit 19 to its Annual Report on Form 10–K for the year ended December 31, 2024.

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

d) Equity Compensation Plans Information. The following table summarizes share and exercise price information about FS Bancorp’s equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2018 Equity Incentive Plan	658,623	$33.47	52,560
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	658,623	$33.47	52,560	(1)

_____________________________

(1) Includes 500 shares available for future grants of restricted stock.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
For a list of the financial statements filed as part of this report see “Part II - Item 8. Financial Statements and Supplementary Data.”
2. Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.
(b)	Exhibits
Exhibits are available from the Company by written request

		3.1	Articles of Incorporation for FS Bancorp, Inc. (1)
		3.2	Bylaws for FS Bancorp, Inc. (2)
		4.1	Form of Common Stock certificate of FS Bancorp, Inc. (1)
		4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee. (3)
		4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto) (3)
		4.4	Description of Registrant’s Securities (4).
		10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (1)
		10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (1)
		10.3	Form of Change of Control Agreement with Donn C. Costa, Dennis O’Leary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (5)
		10.4	FS Bancorp, Inc. 2018 Equity Incentive Plan (7)
		10.5	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (7)
		10.6	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (7)
		10.7	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (7)
		10.8	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (8)
		10.9	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (8)
		10.10	Form of Change of Control Agreement with Shana Allen and Benjamin Crowl (9)
		14	Code of Ethics and Conduct Policy (6)
		19	Insider Trading Policies and Procedures (10)
		21	Subsidiaries of Registrant
		23	Consent of Independent Registered Public Accounting Firm
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		97	Policy relating to Recovery of Erroneously Awarded Compensation (11)
101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

		104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-177125) filed on October 3, 2011, and incorporated by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑355589).
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).
(4)	Filed as an exhibit to the Registrant's Current Report on 424B5 (Prospectus) (333-215810) filed on September 11, 2017.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001-35589)
(6)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbwa.com in the section titled Investor Relations: Corporate Governance.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23,2018.
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-265729) filed on June 21,2022.
(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 2, 2024 (File No. 001-35589).
(10)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 17, 2025 (File No. 001-35589).
(11)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 15, 2024 (File No. 001-35589).

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2026	FS Bancorp, Inc.

/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Joseph C. Adams	Director and Chief Executive Officer	March 13, 2026
Joseph C. Adams	(Principal Executive Officer)

/s/Matthew D. Mullet	President, Treasurer and Secretary	March 13, 2026
Matthew D. Mullet

/s/Phillip D. Whittington	Chief Financial Officer	March 13, 2026
Phillip D. Whittington	(Principal Financial and Accounting Officer)

/s/Ted A. Leech	Chairman of the Board	March 13, 2026
Ted A. Leech

/s/Terri L. Degner	Director	March 13, 2026
Terri L. Degner

/s/Joseph P. Zavaglia	Director	March 13, 2026
Joseph P. Zavaglia

/s/Michael J. Mansfield	Director	March 13, 2026
Michael J. Mansfield

/s/Marina Cofer-Wildsmith	Director	March 13, 2026
Marina Cofer-Wildsmith

/s/Pamela M. Andrews	Director	March 13, 2026
Pamela M. Andrews