Form 10-Q
period 2026-03-31
FS Bancorp, Inc.
filed 2026-05-08
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2026, there were 5,414,542 outstanding shares of the registrant’s common stock.

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts) (Unaudited)

	March 31,	December 31,
ASSETS	2026	2025
Cash and due from banks	$12,424	$13,504
Interest-bearing deposits at other financial institutions	26,278	14,715
Total cash and cash equivalents	38,702	28,219
Securities available-for-sale, at fair value (amortized cost of $293,844 and $310,097, net of allowance for credit losses of $0 and $0, respectively)	271,007	288,667
Securities held-to-maturity, at amortized cost (fair value of $34,303 and $34,396, net of allowance for credit losses of $277 and $277, respectively)	33,267	33,224
Loans held for sale, at fair value	56,275	43,705
Loans receivable, net of allowance for credit losses of $32,443 and $31,937 (includes loans of $12,977 and $13,183, at fair value, respectively)	2,624,091	2,623,172
Accrued interest receivable	15,333	14,614
Premises and equipment, net	43,612	44,065
Long-lived assets held for sale	3,258	3,258
Operating lease right-of-use (“ROU”) assets	5,472	5,789
Federal Home Loan Bank (“FHLB”) stock, at cost	8,701	7,971
Deferred tax asset, net	7,175	6,993
Bank owned life insurance (“BOLI”), net	36,508	36,249
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	8,676	8,608
Goodwill	3,592	3,592
Core deposit intangible, net	9,774	10,518
Other assets	38,072	38,203
TOTAL ASSETS	$3,203,515	$3,196,847
LIABILITIES
Deposits:
Noninterest-bearing accounts	$653,691	$658,123
Interest-bearing accounts	1,983,885	2,015,519
Total deposits	2,637,576	2,673,642
Borrowings	167,305	129,305
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(322)	(339)
Total subordinated notes less unamortized debt issuance costs	49,678	49,661
Operating lease liabilities	5,570	5,889
Other liabilities	29,534	30,656
Total liabilities	2,889,663	2,889,153
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,501,542 and 7,507,519 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	75	75
Additional paid-in capital	43,668	43,251
Retained earnings	285,854	280,197
Accumulated other comprehensive loss, net of tax	(15,745)	(15,829)
Total stockholders’ equity	313,852	307,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,203,515	$3,196,847

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share amounts) (Unaudited)

	Three Months Ended March 31,
INTEREST INCOME	2026	2025
Loans receivable, including fees	$46,012	$43,303
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	3,321	3,485
Total interest and dividend income	49,333	46,788
INTEREST EXPENSE
Deposits	14,713	13,058
Borrowings	1,384	2,263
Subordinated notes	691	485
Total interest expense	16,788	15,806
NET INTEREST INCOME	32,545	30,982
PROVISION FOR CREDIT LOSSES	2,529	1,592
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	30,016	29,390
NONINTEREST INCOME
Service charges and fee income	2,073	2,244
Gain on sale of loans	2,384	1,700
Earnings on cash surrender value of BOLI	259	250
Other noninterest income	685	932
Total noninterest income	5,401	5,126
NONINTEREST EXPENSE
Salaries and benefits	14,854	14,533
Operations	3,380	3,445
Occupancy	1,876	1,717
Data processing	1,594	2,045
Loan costs	882	548
Professional and board fees	1,014	1,186
Federal Deposit Insurance Corporation (“FDIC”) insurance	627	538
Marketing and advertising	309	221
Acquisition costs	295	—
Amortization of core deposit intangible	744	831
Recovery of MSRs	(55)	(9)
Total noninterest expense	25,520	25,055
INCOME BEFORE PROVISION FOR INCOME TAXES	9,897	9,461
PROVISION FOR INCOME TAXES	2,067	1,440
NET INCOME	$7,830	$8,021
Basic earnings per share	$1.04	$1.02
Diluted earnings per share	$1.02	$1.01

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$7,830	$8,021
Other comprehensive income:
Securities available-for-sale:
Unrealized (loss) gain during period	(1,407)	3,496
Income tax benefit (provision) related to unrealized gain	303	(752)
Derivative financial instruments:
Unrealized derivative gain (loss) during period	1,750	(2,423)
Income tax (provision) benefit related to unrealized derivative gain	(376)	514
Reclassification adjustment for realized gain, net included in net income	(237)	(871)
Income tax provision related to reclassification, net	51	188
Other comprehensive income, net of tax	84	152
COMPREHENSIVE INCOME	$7,914	$8,173

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts) (Unaudited)

Three Months Ended March 31, 2026 and 2025

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2025	7,833,014	$78	$55,716	$257,113	$(17,140)	$295,767
Net income	—	—	—	8,021	—	8,021
Dividends paid ($0.28 per share)	—	—	—	(2,189)	—	(2,189)
Share-based compensation	—	—	512	—	—	512
Issuance of common stock - employee stock purchase plan	8,210	—	336	—	—	336
Common stock repurchased – repurchase plan	(98,317)	(1)	(3,758)	—	—	(3,759)
Other comprehensive income, net of tax	—	—	—	—	152	152
BALANCE, March 31, 2025	7,742,907	$77	$52,806	$262,945	$(16,988)	$298,840

BALANCE, January 1, 2026	7,507,519	$75	$43,251	$280,197	$(15,829)	$307,694
Net income	—	—	—	7,830	—	7,830
Dividends paid ($0.29 per share)	—	—	—	(2,173)	—	(2,173)
Share-based compensation	—	—	627	—	—	627
Issuance of common stock - employee stock purchase plan	9,048	—	383	—	—	383
Common stock repurchased for employee/director taxes paid on restricted stock awards	—	—	27	—	—	27
Common stock repurchased - repurchase plan	(15,025)	—	(620)	—	—	(620)
Other comprehensive income, net of tax	—	—	—	—	84	84
BALANCE, March 31, 2026	7,501,542	$75	$43,668	$285,854	$(15,745)	$313,852

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2026	2025
Net income	$7,830	$8,021
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	2,529	1,592
Depreciation, amortization and accretion	2,278	2,337
Compensation expense related to stock options and restricted stock awards	627	512
Earnings on cash surrender value of BOLI	(259)	(250)
Gain on sale of loans held for sale	(2,384)	(1,700)
Change in fair value on portfolio loans measured under the fair value option	101	(263)
Origination of loans held for sale	(158,613)	(84,728)
Proceeds from sale of loans held for sale	155,758	93,068
Gain on purchase of tax credits	—	(660)
Purchase of tax credits	—	(7,587)
Recovery of MSRs	(55)	(9)
Changes in operating assets and liabilities
Accrued interest receivable	(719)	(525)
Other assets	1,737	1,932
Other liabilities	(118)	(3,564)
Net cash from operating activities	8,712	8,176
CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	20,961	6,278
Purchases	(5,195)	(13,049)
Activity in securities held-to-maturity:
Purchases	(975)	(2,000)
Maturities, prepayments, and calls	1,000	—
Maturities of certificates of deposit at other financial institutions	—	493
Portfolio loan originations and principal collections, net	(11,726)	(9,916)
Purchase of portfolio loans	(383)	—
Purchase of premises and equipment	(273)	(350)
Change in FHLB stock, net	(730)	10,365
Capital contributions to affordable housing tax credit investments	(452)	—
Net cash from (used by) investing activities	2,227	(8,179)
CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(36,073)	275,722
Proceeds from borrowings	105,000	152,999
Repayments of borrowings	(67,000)	(392,000)
Dividends paid on common stock	(2,173)	(2,189)
Common stock repurchased for employee/director taxes paid on restricted stock awards	27	—
Issuance of common stock - employee stock purchase plan	383	336
Common stock repurchased	(620)	(3,759)
Net cash (used by) from financing activities	(456)	31,109
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,483	31,106

CASH AND CASH EQUIVALENTS, beginning of period	28,219	31,635
CASH AND CASH EQUIVALENTS, end of period	$38,702	$62,741

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$15,874	$14,902
Income taxes	—	34

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$(1,406)	$3,496
Change in fair value on fair value and cash flow hedges	1,497	(3,258)
Retention of gross MSRs from loan sales	866	308

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

Financial Statement Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K which includes all the audited financial statements and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2025. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain prior-period amounts have been reclassified to conform to the current period presentation. These matters did not have an impact on net income or earnings per share for the periods presented.

On February 25, 2026, FS Bancorp, Inc. announced the signing of a definitive merger agreement whereby the Company will acquire Pacific West Bancorp (“Pacific West”) in a stock and cash transaction valued at approximately $34.6 million.  The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the agreement by the shareholders of Pacific West.  See “Note 15 – Definitive Agreement.”

The results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”).

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

Subsequent Events – The Company has evaluated events and transactions after March 31, 2026, for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments incorporate into the Accounting Standards Codification certain disclosure and presentation requirements currently included in SEC regulations. Each amendment will become effective prospectively upon the SEC’s removal of the related disclosure requirement from its rules. The Company is currently evaluating the impact of ASU 2023-06 and does not expect the adoption to have a material effect on its consolidated financial statements.

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

Application of New Accounting Guidance Adopted in 2026

In November 2025, the FASB issued ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands and clarifies acquisition‑date accounting for certain purchased loans under the Current Expected Credit Loss ("CECL") model, including the use of a gross‑up approach for specified acquired loans. Although the ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal years, the Company early adopted the guidance effective January 1, 2026. Adoption of the ASU did not have a material impact on the Company’s accounting for acquired loans or related disclosures.

NOTE 2 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity at  March 31, 2026 and December 31, 2025:

	March 31, 2026
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,268	$63	$(2,223)	$18,108	$—
Corporate securities	16,000	3	(665)	15,338	—
Municipal bonds	80,877	6	(10,817)	70,066	—
Mortgage-backed securities	166,729	757	(9,364)	158,122	—
Asset-backed securities	9,970	—	(597)	9,373	—
Total securities available-for-sale	293,844	829	(23,666)	271,007	—

SECURITIES HELD-TO-MATURITY
Corporate securities	31,424	883	(485)	31,822	277
Municipal bonds	2,120	361	—	2,481	—
Total securities held-to-maturity	33,544	1,244	(485)	34,303	277

Total securities	$327,388	$2,073	$(24,151)	$305,310	$277

	December 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,264	$66	$(2,203)	$18,127	$—
Corporate securities	16,000	5	(619)	15,386	—
Municipal bonds	81,156	4	(9,755)	71,405	—
Mortgage-backed securities	181,849	757	(9,039)	173,567	—
Asset-backed securities	10,828	1	(647)	10,182	—
Total securities available-for-sale	310,097	833	(22,263)	288,667	—

SECURITIES HELD-TO-MATURITY
Corporate securities	31,393	831	(149)	32,075	277
Municipal bonds	2,108	213	—	2,321	—
Total securities held-to-maturity	33,501	1,044	(149)	34,396	277

Total securities	$343,598	$1,877	$(22,412)	$323,063	$277

The following table presents the activity in the ACL on securities held-to-maturity by major security type for the three months ended March 31, 2026 and 2025:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended March 31,
Corporate Securities	2026	2025
Beginning ACL balance	$277	$45
Provision for credit losses	—	21
Total ending ACL balance	$277	$66

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. There were no changes in credit loss reserves during the period, as there were no changes to the credit loss model and securities balances remained relatively flat. Accrued interest receivable totaled $675,000 and $271,000 on held-to-maturity debt securities and $1.5 million and $1.2 million on available-for-sale debt securities as of March 31, 2026 and December 31, 2025, respectively.  Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Company monitors the credit quality of debt securities held-to-maturity quarterly using credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31,	December 31,
Corporate securities	2026	2025
BBB	$29,546	$29,521
BB	1,878	1,872
Municipal bonds
A	2,120	2,108
Total	$33,544	$33,501

At March 31, 2026 and  December 31, 2025, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of March 31, 2026, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law:

	March 31, 2026
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$22,250	$25,737	$22,250

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$16,045	$(2,223)	$16,045	$(2,223)
Corporate securities	3,839	(160)	8,496	(505)	12,335	(665)
Municipal bonds	774	(6)	67,213	(10,811)	67,987	(10,817)
Mortgage-backed securities	34,891	(578)	63,255	(8,786)	98,146	(9,364)
Asset-backed securities	3,301	(23)	6,072	(574)	9,373	(597)
Total securities available-for-sale	42,805	(767)	161,081	(22,899)	203,886	(23,666)

SECURITIES HELD-TO-MATURITY
Corporate securities	14,057	(419)	934	(66)	14,991	(485)
Total securities held-to-maturity	14,057	(419)	934	(66)	14,991	(485)

Total securities	$56,862	$(1,186)	$162,015	$(22,965)	$218,877	$(24,151)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$16,061	$(2,203)	$16,061	$(2,203)
Corporate securities	3,961	(39)	8,420	(580)	12,381	(619)
Municipal bonds	—	—	70,228	(9,755)	70,228	(9,755)
Mortgage-backed securities	35,194	(380)	64,321	(8,659)	99,515	(9,039)
Asset-backed securities	3,047	(25)	6,644	(622)	9,691	(647)
Total securities available-for-sale	42,202	(444)	165,674	(21,819)	207,876	(22,263)

SECURITIES HELD-TO-MATURITY
Corporate securities	6,788	(84)	935	(65)	7,723	(149)
Total securities held-to-maturity	6,788	(84)	935	(65)	7,723	(149)

Total securities	$48,990	$(528)	$166,609	$(21,884)	$215,599	$(22,412)

The unrealized losses associated with our investment securities are believed to be caused by changing market conditions and considered to be temporary, and the Company does not intend and is not likely to be required to sell these securities prior to maturity. Management monitors the published credit ratings of the issuers of the debt securities for material ratings or outlook changes. Substantially all the Company’s municipal bond portfolio is comprised of obligations of states and political subdivisions located within the Company’s geographic footprint that are monitored through quarterly or annual financial review utilizing published credit ratings. All the municipal bond securities are investment grade.

All of the available-for-sale mortgage-backed securities and asset-backed securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the three months ended March 31, 2026 and 2025.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	March 31, 2026		December 31, 2025
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$4,979	$4,793	$4,976	$4,785
Due after five years through ten years	15,289	13,315	15,288	13,342
Subtotal	20,268	18,108	20,264	18,127
Corporate securities
Due within one year	6,000	6,000	6,000	6,001
Due after one year through five years	8,000	7,760	8,000	7,858
Due after five years through ten years	2,000	1,578	2,000	1,527
Subtotal	16,000	15,338	16,000	15,386
Municipal bonds
Due after one year through five years	2,122	2,127	2,135	2,137
Due after five years through ten years	7,057	6,378	7,080	6,441
Due after ten years	71,698	61,561	71,941	62,827
Subtotal	80,877	70,066	81,156	71,405
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	80,369	73,273	82,555	75,492
Federal Home Loan Mortgage Corporation (“FHLMC”)	44,234	43,460	47,170	46,556
Government National Mortgage Association (“GNMA”)	42,126	41,389	52,124	51,519
Subtotal	166,729	158,122	181,849	173,567
Asset-backed securities
Due within one year	459	451	130	129
Due after one year through five years	276	270	743	730
Due after five years through ten years	2,390	2,281	2,598	2,458
Due after ten years	6,845	6,371	7,357	6,865
Subtotal	9,970	9,373	10,828	10,182
Total securities available-for-sale	293,844	271,007	310,097	288,667

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after one year through five years	2,000	1,994	3,000	2,986
Due after five years through ten years	29,424	29,828	26,143	26,839
Due after ten years	—	—	2,250	2,250
Subtotal	31,424	31,822	31,393	32,075
Municipal bonds
Due after ten years	2,120	2,481	2,108	2,321
Total securities held-to-maturity	33,544	34,303	33,501	34,396
Total securities	$327,388	$305,310	$343,598	$323,063

There were no sales of securities available-for-sale for the three months ended March 31, 2026 and 2025.

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	March 31,	December 31,
	2026	2025
COMMERCIAL REAL ESTATE ("CRE") LOANS
CRE owner occupied	$182,260	$176,078
CRE non-owner occupied	182,568	177,113
Commercial and speculative construction and development	358,657	354,130
Multi-family	263,353	262,150
Total CRE loans	986,838	969,471
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	630,996	628,761
Home equity	88,468	88,271
Residential custom construction	44,134	42,329
Total residential real estate	763,598	759,361
CONSUMER LOANS
Indirect home improvement	513,437	525,842
Marine	67,126	68,115
Other consumer	2,921	3,029
Total consumer loans	583,484	596,986
COMMERCIAL BUSINESS LOANS
Commercial and industrial (“C&I”)	304,470	301,111
Warehouse lending	18,144	28,180
Total commercial business loans	322,614	329,291
Total loans receivable, gross	2,656,534	2,655,109
ACL on loans	(32,443)	(31,937)
Total loans receivable, net	$2,624,091	$2,623,172

Loan amounts are net of unearned loan fees in excess of unamortized costs, unamortized net discounts on acquired loans, and premiums on purchased loans of $7.5 million as of March 31, 2026 and $8.6 million as of December 31, 2025. Net loans do not include accrued interest receivable.

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

At March 31, 2026, the Company held approximately $1.12 billion in loans that are pledged as collateral for FHLB borrowings, compared to approximately $1.08 billion at December 31, 2025. The Company held approximately $567.1 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at March 31, 2026, compared to approximately $580.9 million at December 31, 2025.

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

CRE Loans

Multi-Family Lending. Apartment term lending (five or more units) and community reinvestment loans for low to moderate income borrowers in the Company’s footprint.

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

Residential Real Estate Loans

One-to-Four-Family Real Estate Lending. One-to-four-family residential loans include both owner occupied properties (including second homes), and non-owner occupied properties with up to four units. These loans, which are originated by the Company or periodically purchased from other banks, are secured by first mortgages on one-to-four-family residences in our market areas and are intended to be held in the Company's portfolio (excludes loans held for sale).

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences, including home equity lines of credit within our market areas.

Residential Custom Construction Lending.  Custom construction loans to intended occupants of one-to-four family residences.

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

Commercial Business Loans

C&I Lending. C&I loans originated by the Company to local small- and mid-sized businesses in our market area are secured primarily by accounts receivable, inventory, and personal property, plant and equipment. Some C&I loans purchased by the Company are outside of our market area. C&I loans are made based on the borrower’s ability to repay from the cash flow of the borrower’s business. At March 31, 2026 and  December 31, 2025, C&I loans included Small Business Administration and United States Department of Agriculture guaranteed certificates of $43.7 million and $44.8 million, respectively.

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

Allowance for Credit Losses

The following tables detail activity in the ACL on loans by loan categories at or for the three months ended March 31, 2026 and 2025:

	At or For the Three Months Ended March 31, 2026
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$5,959	$7,402	$15,934	$2,642	$31,937
Provision for (reversal of) credit losses on loans	598	3	2,719	(670)	2,650
Charge-offs	—	—	(2,620)	(230)	(2,850)
Recoveries	—	—	628	78	706
Net charge-offs	—	—	(1,992)	(152)	(2,144)
Ending balance	$6,557	$7,405	$16,661	$1,820	$32,443

	At or For the Three Months Ended March 31, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,001	$7,440	$14,185	$3,244	$31,870
(Reversal of) provision for credit losses on loans.	(97)	35	1,960	(393)	1,505
Charge-offs	—	—	(1,636)	(433)	(2,069)
Recoveries	—	—	347	—	347
Net charge-offs	—	—	(1,289)	(433)	(1,722)
Ending balance	$6,904	$7,475	$14,856	$2,418	$31,653

The increase in the provision for credit losses on loans for the three months ended March 31, 2026, was primarily attributable to elevated net charge-offs in the consumer loan portfolio, particularly within indirect home improvement loans.

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months ended  March 31, 2026 and 2025, by class and by type of modification. The tables also present the percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty relative to the total amortized cost basis of each class of financing receivable, as well as the financial effect of the modification.

For the Three Months Ended March 31, 2026
Weighted-
Average
Term
		Total	Extension
		Class of	Payment
COMMERCIAL BUSINESS	Payment	Financing	Delay
LOANS	Delay	Receivable	(in years)
C&I	$545	0.18%	1.0

For the Three Months Ended March 31, 2025
Weighted-
Average
	Combination		Term
	Term	Total	Extension
	Extension	Class of	Payment
	Payment	Financing	Delay
CRE LOANS	Delay	Receivable	(in years)
CRE owner occupied	$1,196	0.70%	2.7

As of March 31, 2026, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the three months ended March 31, 2026. As of December 31, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2025.

The Company closely monitors the performance of loans modified to borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts.  There were no loans modified within the prior 12 months that were delinquent as of March 31, 2026. The following table presents the performance of such loans that were modified within the prior 12 months as of  March 31, 2025:

March 31, 2025
	30-59	60-89
	Days	Days	90 Days	Total
	Past	Past	or More	Past
CRE LOANS	Due	Due	Past Due	Due
Commercial and speculative construction and development	$—	$—	$6,487	$6,487

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended  March 31, 2026 and 2025, and were modified in the 12 months prior to that default.

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at March 31, 2026 and December 31, 2025:

	March 31, 2026
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$—	$—	$1,081	$1,081	$181,179	$182,260	$1,081
CRE non-owner occupied	—	—	—	—	182,568	182,568	—
Commercial and speculative construction and development		—	9,442	9,442	349,215	358,657	9,442
Multi-family	—	—	—	—	263,353	263,353	—
Total CRE loans	—	—	10,523	10,523	976,315	986,838	10,523
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	2,241	—	772	3,013	627,983	630,996	1,983
Home equity	126	—	—	126	88,342	88,468	475
Residential custom construction	238	—	—	238	43,896	44,134	—
Total residential real estate loans	2,605	—	772	3,377	760,221	763,598	2,458
CONSUMER LOANS
Indirect home improvement	5,190	2,082	1,405	8,677	504,760	513,437	4,622
Marine	213	91	—	304	66,822	67,126	466
Other consumer	18	13	14	45	2,876	2,921	34
Total consumer loans	5,421	2,186	1,419	9,026	574,458	583,484	5,122
COMMERCIAL BUSINESS LOANS
C&I	96	3	165	264	304,206	304,470	165
Warehouse lending	—	—	—	—	18,144	18,144	—
Total commercial business loans	96	3	165	264	322,350	322,614	165
Total loans	$8,122	$2,189	$12,879	$23,190	$2,633,344	$2,656,534	$18,268

	December 31, 2025
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$587	$—	$844	$1,431	$174,647	$176,078	$2,049
CRE non-owner occupied	—	—	—	—	177,113	177,113	—
Commercial and speculative construction and development	—	—	9,236	9,236	344,894	354,130	9,236
Multi-family	—	—	—	—	262,150	262,150	—
Total CRE loans	587	—	10,080	10,667	958,804	969,471	11,285
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	1,244	214	84	1,542	627,219	628,761	1,778
Home equity	228	—	71	299	87,972	88,271	390
Residential custom construction	—	—	—	—	42,329	42,329	—
Total residential real estate loans	1,472	214	155	1,841	757,520	759,361	2,168
CONSUMER LOANS
Indirect home improvement	4,829	2,292	1,480	8,601	517,241	525,842	4,256
Marine	254	9	69	332	67,783	68,115	454
Other consumer	54	27	1	82	2,947	3,029	2
Total consumer loans	5,137	2,328	1,550	9,015	587,971	596,986	4,712
COMMERCIAL BUSINESS LOANS
C&I	122	—	580	702	300,409	301,111	580
Warehouse lending	—	—	—	—	28,180	28,180	—
Total commercial business loans	122	—	580	702	328,589	329,291	580
Total loans	$7,318	$2,542	$12,365	$22,225	$2,632,884	$2,655,109	$18,745

(1)	Includes loans less than 90 days past due, as applicable.

There were no loans 90 days or more past due and still accruing interest at both March 31, 2026 and December 31, 2025.

There were $776,000 and $156,000 in residential real estate loans in the process of foreclosure at  March 31, 2026 and December 31, 2025, respectively.

Credit Quality Indicators

As part of the Company’s on-going monitoring of credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions in the Company’s markets.

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

●

Grade 7 - This grade is for “Other Assets Especially Mentioned (“OAEM”)” or “Special Mention” loans in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

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

	March 31, 2026
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$10,257	$37,386	$4,122	$21,366	$34,917	$41,151	$—	$—	$149,199
Watch	—	—	600	4,065	6,095	21,220	—	—	31,980
Substandard	—	—	—	—	—	1,081	—	—	1,081
Total CRE owner occupied	10,257	37,386	4,722	25,431	41,012	63,452	—	—	182,260
CRE non-owner occupied
Pass	21,926	9,421	8,358	15,865	35,656	84,862	—	—	176,088
Special mention	—	—	—	—	1,345	2,094	—	—	3,439
Substandard	—	—	—	3,041	—	—	—	—	3,041
Total CRE non-owner occupied	21,926	9,421	8,358	18,906	37,001	86,956	—	—	182,568
Commercial and speculative construction and development
Pass	26,236	200,608	81,224	2,814	22,347	10,054	5,932	—	349,215
Substandard	—	—	—	—	9,442	—	—	—	9,442
Total commercial and speculative construction and development	26,236	200,608	81,224	2,814	31,789	10,054	5,932	—	358,657
Multi-family
Pass	2,522	26,391	20,759	6,990	19,824	186,867	—	—	263,353
Total multi-family	2,522	26,391	20,759	6,990	19,824	186,867	—	—	263,353
Total CRE loans	$60,941	$273,806	$115,063	$54,141	$129,626	$347,329	$5,932	$—	$986,838

	March 31, 2026
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$35,311	$89,332	$48,518	$91,669	$147,036	$214,029	$—	$—	$625,895
Watch	—	—	—	—	704	582	—	—	1,286
Substandard	—	—	—	671	—	3,144	—	—	3,815
Total one-to-four-family	35,311	89,332	48,518	92,340	147,740	217,755	—	—	630,996
Home equity
Pass	1,111	7,425	1,282	1,609	279	7,322	68,965	—	87,993
Substandard	—	—	—	—	—	75	400	—	475
Total home equity	1,111	7,425	1,282	1,609	279	7,397	69,365	—	88,468
Residential custom construction
Pass	5,081	33,740	3,469	833	1,011	—	—	—	44,134
Total residential custom construction	5,081	33,740	3,469	833	1,011	—	—	—	44,134
Total residential real estate loans	$41,503	$130,497	$53,269	$94,782	$149,030	$225,152	$69,365	$—	$763,598

	March 31, 2026
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$23,901	$102,789	$61,602	$94,506	$123,542	$102,475	$—	$—	$508,815
Substandard	—	573	887	1,015	1,224	923	—	—	4,622
Total indirect home improvement	23,901	103,362	62,489	95,521	124,766	103,398	—	—	513,437
Indirect home improvement gross charge-offs	—	467	388	546	615	433	—	—	2,449
Marine
Pass	1,411	7,448	9,759	9,257	16,825	21,960	—	—	66,660
Substandard	—	—	—	—	110	356	—	—	466
Total marine	1,411	7,448	9,759	9,257	16,935	22,316	—	—	67,126
Marine gross charge-offs	—	—	8	4	—	63	—	—	75
Other consumer
Pass	158	218	68	28	65	92	2,258	—	2,887
Substandard	—	—	10	—	1	—	23	—	34
Total other consumer	158	218	78	28	66	92	2,281	—	2,921
Other consumer gross charge-offs	—	—	—	—	—	46	50	—	96
Total consumer loans	$25,470	$111,028	$72,326	$104,806	$141,767	$125,806	$2,281	$—	$583,484
Total consumer loans gross charge-offs	$—	$467	$396	$550	$615	$542	$50	$—	$2,620

	March 31, 2026
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$1,546	$28,302	$53,730	$23,962	$11,622	$21,668	$133,989	$139	$274,958
Watch	—	18,308	—	—	239	944	5,566	—	25,057
Special mention	—	—	—	—	—	144	1,143	—	1,287
Substandard	—	180	49	22	51	2,120	746	—	3,168
Total C&I	1,546	46,790	53,779	23,984	11,912	24,876	141,444	139	304,470
C&I gross charge-offs	—	—	—	82	—	—	148	—	230
Warehouse lending
Pass	—	—	—	—	—	—	18,142	—	18,142
Special mention	—	—	—	—	—	—	2	—	2
Total warehouse lending	—	—	—	—	—	—	18,144	—	18,144
Total commercial business loans	$1,546	$46,790	$53,779	$23,984	$11,912	$24,876	$159,588	$139	$322,614
Total commercial business loans gross charge-offs	$—	$—	$—	$82	$—	$—	$148	$—	$230

TOTAL LOANS RECEIVABLE, GROSS
Pass	$129,460	$543,060	$292,891	$268,899	$413,124	$690,480	$229,286	$139	$2,567,339
Watch	—	18,308	600	4,065	7,038	22,746	5,566	—	58,323
Special mention	—	—	—	—	1,345	2,238	1,145	—	4,728
Substandard	—	753	946	4,749	10,828	7,699	1,169	—	26,144
Total loans receivable, gross	$129,460	$562,121	$294,437	$277,713	$432,335	$723,163	$237,166	$139	$2,656,534
Total gross charge-offs	$—	$467	$396	$632	$615	$542	$198	$—	$2,850

	December 31, 2025
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$37,809	$4,148	$21,485	$35,169	$10,625	$34,840	$—	$—	$144,076
Watch	142	600	4,084	6,167	14,137	4,438	—	—	29,568
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,434	—	—	2,434
Total CRE owner occupied	37,951	4,748	25,569	41,336	24,762	41,712	—	—	176,078
CRE non-owner occupied
Pass	9,467	8,362	15,734	49,708	34,888	51,951	—	475	170,585
Special mention	—	—	—	1,354	—	2,113	—	—	3,467
Substandard	—	—	3,061	—	—	—	—	—	3,061
Total CRE non-owner occupied	9,467	8,362	18,795	51,062	34,888	54,064	—	475	177,113
Commercial and speculative construction and development
Pass	188,568	96,592	19,623	22,343	10,004	63	7,701	—	344,894
Substandard	—	—	—	9,236	—	—	—	—	9,236
Total commercial and speculative construction and development	188,568	96,592	19,623	31,579	10,004	63	7,701	—	354,130
Commercial and speculative construction and development gross charge-offs	—	—	—	2,300	—	—	—	—	2,300
Multi-family
Pass	26,491	20,750	7,017	19,921	85,961	102,010	—	—	262,150
Total multi-family	26,491	20,750	7,017	19,921	85,961	102,010	—	—	262,150
Total CRE loans	$262,477	$130,452	$71,004	$143,898	$155,615	$197,849	$7,701	$475	$969,471
Total CRE loans gross charge-offs	$—	$—	$—	$2,300	$—	$—	$—	$—	$2,300

	December 31, 2025
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$93,883	$56,292	$102,074	$149,010	$97,732	$124,942	$—	$502	$624,435
Watch	—	—	—	710	—	—	—	—	710
Substandard	—	—	673	—	—	2,943	—	—	3,616
Total one-to-four-family	93,883	56,292	102,747	149,720	97,732	127,885	—	502	628,761
Home equity
Pass	11,609	1,595	1,615	287	1,189	6,432	65,154	—	87,881
Substandard	—	—	—	—	—	80	310	—	390
Total home equity	11,609	1,595	1,615	287	1,189	6,512	65,464	—	88,271
Residential custom construction
Pass	31,650	8,097	1,230	1,352	—	—	—	—	42,329
Total residential custom construction	31,650	8,097	1,230	1,352	—	—	—	—	42,329
Total residential real estate loans	$137,142	$65,984	$105,592	$151,359	$98,921	$134,397	$65,464	$502	$759,361

	December 31, 2025
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$111,727	$67,451	$100,504	$131,844	$58,058	$52,002	$—	$—	$521,586
Substandard	434	792	1,011	1,124	323	572	—	—	4,256
Total indirect home improvement	112,161	68,243	101,515	132,968	58,381	52,574	—	—	525,842
Indirect home improvement gross charge-offs	261	1,763	1,647	2,025	884	753	—	—	7,333
Marine
Pass	7,619	10,210	9,647	17,126	7,366	15,693	—	—	67,661
Substandard	—	—	5	111	94	244	—	—	454
Total marine	7,619	10,210	9,652	17,237	7,460	15,937	—	—	68,115
Marine gross charge-offs	—	63	42	—	11	101	—	—	217
Other consumer
Pass	255	94	37	88	6	108	2,439	—	3,027
Substandard	—	—	—	1	—	—	1	—	2
Total other consumer	255	94	37	89	6	108	2,440	—	3,029
Other consumer gross charge-offs		6	—	—	2	56	117	—	181
Total consumer loans	$120,035	$78,547	$111,204	$150,294	$65,847	$68,619	$2,440	$—	$596,986
Total consumer loans gross charge-offs	$261	$1,832	$1,689	$2,025	$897	$910	$117	$—	$7,731

	December 31, 2025
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$48,052	$55,033	$18,762	$12,437	$12,048	$11,105	$123,306	$2,121	$282,864
Watch	—	—	—	—	1,017	—	6,303	16	7,336
Special mention	—	—	5,000	—	—	1,391	648	—	7,039
Substandard	191	—	84	—	1,592	1,199	806	—	3,872
Total C&I	48,243	55,033	23,846	12,437	14,657	13,695	131,063	2,137	301,111
C&I gross charge-offs	—	—	—	—	433	—	—	—	433
Warehouse lending
Pass	—	—	—	—	—	—	28,177	—	28,177
Special mention	—	—	—	—	—	—	3	—	3
Total warehouse lending	—	—	—	—	—	—	28,180	—	28,180
Total commercial business loans	$48,243	$55,033	$23,846	$12,437	$14,657	$13,695	$159,243	$2,137	$329,291
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$433	$—	$—	$—	$433

TOTAL LOANS RECEIVABLE, GROSS
Pass	$567,130	$328,624	$297,728	$439,285	$317,877	$399,146	$226,777	$3,098	$2,579,665
Watch	142	600	4,084	6,877	15,154	4,438	6,303	16	37,614
Special mention	—	—	5,000	1,354	—	3,504	651	—	10,509
Substandard	625	792	4,834	10,472	2,009	7,472	1,117	—	27,321
Total loans receivable, gross	$567,897	$330,016	$311,646	$457,988	$335,040	$414,560	$234,848	$3,114	$2,655,109
Total gross charge-offs	$261	$1,832	$1,689	$4,325	$1,330	$910	$117	$—	$10,464

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates indicated:

	March 31, 2026			December 31, 2025
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
CRE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE owner occupied	$1,081	$—	$1,081	$2,049	$—	$2,049
Commercial and speculative construction and development	—	9,442	9,442	—	9,236	9,236
	1,081	9,442	10,523	2,049	9,236	11,285

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	1,983	—	1,983	1,778	—	1,778
Home equity	475	—	475	390	—	390
	2,458	—	2,458	2,168	—	2,168

CONSUMER LOANS
Indirect home improvement	—	4,622	4,622	—	4,256	4,256
Marine	—	466	466	—	454	454
Other consumer	—	34	34	—	2	2
	—	5,122	5,122	—	4,712	4,712
COMMERCIAL BUSINESS LOANS
C&I	—	165	165	415	165	580
Total	$3,539	$14,729	$18,268	$4,632	$14,113	$18,745

The Company recognized interest income on a cash basis for nonaccrual loans of $132,000 and $105,000 during the three months ended March 31, 2026 and 2025, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	March 31, 2026				December 31, 2025
		Residential	Other			Residential	Other
		Real	Non-Real			Real	Non-Real
CRE LOANS	CRE	Estate	Estate	Total	CRE	Estate	Estate	Total
CRE owner occupied	$1,081	$—	$—	$1,081	$2,049	$—	$—	$2,049
Commercial and speculative construction and development	9,442	—	—	9,442	9,236	—		9,236
	10,523	—	—	10,523	11,285	—	—	11,285

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	—	1,983	—	1,983	—	1,778	—	1,778
Home equity	—	475	—	475	—	390	—	390
	—	2,458	—	2,458	—	2,168	—	2,168

CONSUMER LOANS
Indirect home improvement	—	—	4,622	4,622	—	—	4,256	4,256
Marine	—	—	466	466	—	—	454	454
	—	—	5,088	5,088	—	—	4,710	4,710
COMMERCIAL BUSINESS LOANS
C&I	—	—	165	165	—	—	398	398
Total	$10,523	$2,458	$5,253	$18,234	$11,285	$2,168	$5,108	$18,561

NOTE 4 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of residential mortgage loans serviced for others was $1.68 billion and $1.67 billion at  March 31, 2026 and December 31, 2025, respectively. Custodial escrow balances maintained in connection with loans serviced for others were $18.9 million and $10.9 million at  March 31, 2026 and December 31, 2025, respectively.

The following table summarizes MSRs activity at or for the dates indicated:

	At or For the Three Months Ended
	March 31,
	2026	2025
Beginning balance, at the lower of cost or fair value	$8,608	$9,204
Additions	866	308
MSRs amortized	(853)	(595)
Recovery of MSRs	55	9
Ending balance, at the lower of cost or fair value	$8,676	$8,926

The fair value of the MSRs’ assets was $22.8 million and $21.8 million at  March 31, 2026 and December 31, 2025, respectively.  Fair value adjustments to MSRs are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates.  A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

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

	March 31,	December 31,
	2026	2025
Aggregate portfolio principal balance	$1,684,714	$1,673,501
Weighted average rate of loans in MSRs portfolio	4.5%	4.4%
Fair value MSRs	$22,815	$21,800
Weighted average life in years	8.0	7.7
Weighted average constant prepayment rate	7.5%	8.5%
Decline in fair value from 10% adverse change (prepayment-only)	$738	$736
Decline in fair value from 20% adverse change (prepayment-only)	$1,243	$1,253
Effective discount rate	9.1%	9.1%
Decline in fair value from 10% adverse change (prepayment + discount rate)	$958	$899
Decline in fair value from 20% adverse change (prepayment + discount rate)	$1,843	$1,730

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

The Company recorded $1.2 million and $1.1 million of gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended March 31, 2026 and 2025, respectively. The income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

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

Cash Flow Hedges

The Company has entered into interest rate swaps to reduce its exposure to variability in interest-related cash outflows attributable to changes in forecasted Secured Overnight Financing Rate (“SOFR”) based brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the SOFR portion of a series of future adjustable-rate borrowings and deposits over the term of the interest rate swap. The Company tests for hedging effectiveness on a quarterly basis. The accumulated other comprehensive income is subsequently reclassified into earnings in the period that the hedged forecasted transaction effects earnings. The Company has not recorded any hedge ineffectiveness since the inception of hedges.

The Company expects that approximately $382,000 will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
March 31, 2026
Investment securities (1)	$57,607	$2,393
Total	$57,607	$2,393

December 31, 2025
Investment securities (1)	$57,869	$2,131
Total	$57,869	$2,131

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2026, the amortized cost basis of the closed portfolios used in these hedging relationships was $178.1 million; the cumulative basis adjustments associated with these hedging relationships was $2.4 million; and the amount of the designated hedged items was $60.0 million.  At  December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $179.4 million; the cumulative basis adjustment associated with these hedging relationships was a loss of $2.1 million; and the amount of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	March 31, 2026
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$300,000	$2,516	$222
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	36,373	313	—
Mandatory and best effort forward commitments with investors	28,038	353	—
Forward TBA mortgage-backed securities	62,000	559	—
Interest rate swaps – customer swap positions	627	—	43
Interest rate swaps – dealer offsets to customer swap positions	627	44	—

	December 31, 2025
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$300,000	$1,894	$656
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	25,468	241	—
Mandatory and best effort forward commitments with investors	8,985	8	—
Forward TBA mortgage-backed securities	56,000	—	146
Interest rate swaps – customer swap positions	627	—	36
Interest rate swaps – dealer offsets to customer swap positions	627	36	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Interest Expense Deposits and Borrowings	Interest Income Securities	Interest Expense Deposits and Borrowings	Interest Income Securities
Total amounts presented on the Consolidated Statements of Income	$16,097	$3,321	$15,321	$3,485
Net gains (losses) on fair value hedging relationships:
Interest rate swaps – securities
Recognized on hedged items	$—	$(262)	$—	$392
Recognized on derivatives designated as hedging instruments	—	262	—	(392)
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	164	—	297
Net income recognized on fair value hedges	$—	$164	$—	$297
Net gain on cash flow hedging relationships:
Interest rate swaps – brokered deposits and borrowings
Realized gains, pre-tax, reclassified from accumulated other comprehensive loss into net income	$73	$—	$574	$—
Net income recognized on cash flow hedges	$73	$—	$574	$—

Changes in the fair value of the non-hedging derivatives were recorded in “Gain on sale of loans” on the Consolidated Statements of Income as net gains of $419,000 and $72,000 for the three months ended March 31, 2026 and 2025, respectively.

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

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Net Amount
At March 31, 2026
Interest rate swaps	$2,585	$25	$2,560	$—	$—	$2,560

At December 31, 2025
Interest rate swaps	$2,269	$339	$1,930	$—	$—	$1,930

			Net Amounts of
		Gross Amounts	Liabilities	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Balance Sheets	Balance Sheets	Instruments	Posted	Net Amount
At March 31, 2026
Interest rate swaps	$415	$193	$222	$—	$40	$182

At December 31, 2025
Interest rate swaps	$679	$23	$656	$—	$680	$—

Credit Risk–Related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At March 31, 2026, the Company had $40,000 of collateral posted due to this provision.  Receivables related to cash collateral that has been paid to counterparties is included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral, compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 6 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment.  At  March 31, 2026, these leases have remaining terms ranging from six months to nine years and four months, with some including options to extend for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
Lease cost:	2026	2025
Operating lease cost	$364	$471
Short-term lease cost	7	4
Total lease cost	$371	$475

The following table provides supplemental information related to operating leases at or for the three months ended March 31, 2026 and 2025:

	At or For the Three months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$372	$483
Weighted average remaining lease term- operating leases (in years)	4.9	3.4
Weighted average discount rate- operating leases	4.00%	3.17%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at  March 31, 2026 for future periods are as follows:

Remainder of 2026	$1,986
2027	1,729
2028	1,110
2029	947
2030	677
Thereafter	1,254
Total lease payments	7,703
Less imputed interest	(2,133)
Total	$5,570

NOTE 7 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	March 31,	December 31,
	2026	2025
Noninterest-bearing checking	$634,787	$647,197
Interest-bearing checking (1)	326,209	335,449
Savings	169,192	164,056
Money market (2)	377,935	385,618
Certificates of deposit less than $100,000 (3)	501,103	512,808
Certificates of deposit of $100,000 through $250,000	441,795	452,666
Certificates of deposit greater than $250,000	167,651	164,922
Escrow accounts related to mortgages serviced (4)	18,904	10,926
Total	$2,637,576	$2,673,642

(1)	Includes $140.4 million and $140.2 million of brokered deposits at March 31, 2026 and December 31, 2025, respectively.
(2)	Includes $250,000 and $20.3 million of brokered deposits at March 31, 2026 and December 31, 2025, respectively.
(3)	Includes $186.7 million and $202.1 million of brokered deposits at March 31, 2026 and December 31, 2025, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at March 31, 2026 for future periods ending are as follows:

Maturing in 2026	$989,490
Maturing in 2027	95,024
Maturing in 2028	12,123
Maturing in 2029	13,098
Maturing in 2030 and thereafter	814
Total	$1,110,549

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended March 31,
	2026	2025
Interest-bearing checking	$2,304	$711
Savings and money market	2,319	1,925
Certificates of deposit	10,090	10,422
Total	$14,713	$13,058

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	March 31,	December 31,
CRE LOANS	2026	2025
CRE	$2,049	$2,204
Commercial and speculative construction and development	185,288	198,176
Multi-family	6,344	6,676
Total CRE loans	193,681	207,056
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (including loans held for sale)	48,694	28,977
Home equity	99,564	100,071
Residential custom construction	33,212	37,213
Total residential real estate loans	181,470	166,261
CONSUMER LOANS	29,517	29,646
COMMERCIAL BUSINESS LOANS
C&I	154,705	160,277
Warehouse lending	62,195	42,145
Total commercial business loans	216,900	202,422
Total commitments to extend credit	$621,568	$605,385

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements represent potential future extensions of credit to existing customers. These commitments generally do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The Company maintains an ACL – unfunded loan commitments for all arrangements that are not unconditionally cancellable, consistent with the Company's CECL methodology.  The ACL on unfunded loan commitments is recorded within “Other liabilities” on the Consolidated Balance Sheets.  The Company's ACL on unfunded loan commitments at March 31, 2026 and December 31, 2025 was $1.6 million and $1.8 million, respectively. The Company recorded a recovery of credit losses – unfunded loan commitments of $121,000 and a provision of $66,000 for the three months ended March 31, 2026 and 2025, respectively. The decrease in provision for the three months ended March 31, 2026 and 2025 was primarily attributable to a $12.9 million decrease in commercial and speculative construction and development loan commitments.

A portion of the one-to-four-family commitments included in the table above are accounted for as fair value derivatives and do not carry an associated reserve.  The Company's derivative positions are presented with the discussion in “Note 5 – Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines under agreements that require a limited level of recourse in the event of borrower default. Under the recourse structure, losses on defaulted loans are first absorbed by a first loss account (“FLA”) established by the FHLB of Des Moines, and thereafter by a credit enhancement (“CE”) obligation required of the Bank.  The FLA and CE obligation function as sequential layers of credit protection for the FHLB of Des Moines on the sold loan portfolio. As of  March 31, 2026, the outstanding unpaid principal balance of loans sold to the FHLB of Des Moines was $8.2 million. The FLA balance was $581,000 and the CE obligation balance was $389,000 at that date. Management has established a loss reserve holdback equal to10% of the outstanding CE obligation, or $39,000, based on management's analysis of historical loss experiences and additional market factors. This holdback is included in the Company's broader reserve for off-balance sheet credit exposures related to loans sold. At both  March 31, 2026 and December 31, 2025, there were no loans sold to the FHLB of Des Moines with contractual payments greater than 30 days past due.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $1.4 million and $1.8 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at March 31, 2026 and December 31, 2025, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation which requires us to defend our lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on our financial position. The Company had no material pending legal actions at March 31, 2026.

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

Loans Receivable – Certain residential mortgage loans were initially originated for sale with the fair value option elected; after origination, these loans were transferred to loans held for investment. As of March 31, 2026 and December 31, 2025, there were $13.0 million and $13.2 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale, at fair value to loans held for investment. The aggregate unpaid principal balance of these loans was $13.7 million and $13.8 million as of March 31, 2026 and December 31, 2025, respectively. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the three months ended  March 31, 2026, the Company recorded a net decrease in fair value of $101,000, as compared to a net increase in fair value of $263,000, for the three months ended  March 31, 2025.   For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

Collateral-Dependent Loans – Expected credit losses on collateral dependent loans are measured based on the fair value of collateral as of the reporting date, less estimated selling costs, as applicable.  If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will recognize an allowance as the difference between the fair value of the collateral, less costs to sell (if applicable) at the reporting date and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis is limited to the amount previously charged off.  Subsequent changes in expected credit losses on collateral-dependent loans are included within the provision for credit losses, either as an additional provision or as a reduction of the provision that would otherwise be reported (Level 3).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At March 31, 2026
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,108	$—	$18,108
Corporate securities	—	15,338	—	15,338
Municipal bonds	—	70,066	—	70,066
Mortgage-backed securities	—	158,122	—	158,122
Asset-backed securities	—	9,373	—	9,373
Mortgage loans held for sale, at fair value	—	56,275	—	56,275
Loans receivable, at fair value	—	12,977	—	12,977
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	353	353
Interest rate lock commitments with customers	—	—	313	313
Forward TBA mortgage-backed securities	—	559	—	559
Interest rate swaps - cash flow and fair value hedges	—	2,516	—	2,516
Interest rate swaps - dealer offsets to customer swap positions	—	44	—	44
Total assets measured at fair value	$—	$343,378	$666	$344,044
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(43)	$—	$(43)
Interest rate swaps - cash flow and fair value hedges	—	(222)	—	(222)
Total liabilities measured at fair value	$—	$(265)	$—	$(265)

Financial Assets	At December 31, 2025
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,127	$—	$18,127
Corporate securities	—	15,386	—	15,386
Municipal bonds	—	71,405	—	71,405
Mortgage-backed securities	—	173,567	—	173,567
Asset-backed securities	—	10,182	—	10,182
Mortgage loans held for sale, at fair value	—	43,705	—	43,705
Loans receivable, at fair value	—	13,183	—	13,183
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	8	8
Interest rate lock commitments with customers	—	—	241	241
Interest rate swaps- cash flow and fair value hedges	—	1,894	—	1,894
Interest rate swaps - dealer offsets to customer swap positions	—	36	—	36
Total assets measured at fair value	$—	$347,485	$249	$347,734
Financial Liabilities
Derivatives:
Interest rate swaps - cash flow and fair value hedges	—	(36)	—	(36)
Interest rate swaps - customer swap positions	$—	$(656)	$—	$(656)
Forward TBA mortgage-backed securities	—	(146)	—	(146)
Total liabilities measured at fair value	$—	$(838)	$—	$(838)

The following tables present financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at March 31, 2026 and  December 31, 2025. Level 3 assets recorded at fair value on a nonrecurring basis included loans for which a partial charge-off was recorded based on the estimated fair value of the underlying collateral.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$9,442	$9,442
MSRs	—	—	22,815	22,815

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$9,236	$9,236
MSRs	—	—	21,800	21,800

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Input
Fair Value	Valuation	Unobservable		March 31,	December 31,
Instruments	Techniques	Inputs	Range	2026	2025
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	93.2%	93.7%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	93.2%	93.7%
NONRECURRING
Collateral dependent loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 25%	7.5%	—%
MSRs	Industry sources	Pre-payment speeds	0% - 50%	7.5%	8.5%

The pull-through expectation is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through rate would have a corresponding positive or negative fair value adjustment.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
March 31, 2026	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$241	$1,430	$(1,358)	$313	$72	$—
Individual forward sale commitments with investors	8	439	(94)	353	345	—
March 31, 2025
Interest rate lock commitments with customers	$103	$1,141	$(805)	$439	$336	$—
Individual forward sale commitments with investors	31	(84)	(7)	(60)	(91)	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	March 31, 2026		December 31, 2025
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$38,702	$38,702	$28,219	$28,219
Level 2 inputs:
Securities available-for-sale, at fair value	271,007	271,007	288,667	288,667
Securities held-to-maturity, gross	33,544	34,303	33,501	34,396
Loans held for sale, at fair value	56,275	56,275	43,705	43,705
Forward TBA mortgage-backed securities	559	559	—	—
Loans receivable, at fair value	12,977	12,977	13,183	13,183
Interest rate swaps - cash flow and fair value hedges	2,516	2,516	1,894	1,894
Interest rate swaps - dealer offsets to customer swap positions	44	44	36	36
Level 3 inputs:
Loans receivable, gross	2,643,557	2,582,586	2,641,926	2,578,744
MSRs, held at lower of cost or fair value	8,676	22,815	8,608	21,800
Mandatory and best effort forward commitments with investors	353	353	8	8
Fair value interest rate locks with customers	313	313	241	241
Financial Liabilities
Level 2 inputs:
Time deposits	1,110,549	1,108,051	1,130,396	1,129,892
Borrowings	167,305	166,050	129,305	128,360
Subordinated notes, excluding unamortized debt issuance costs	50,000	49,258	50,000	48,856
Interest rate swaps - cash flow and fair value hedges	222	222	656	656
Forward TBA mortgage-backed securities	—	—	146	146
Interest rate swaps - customer swap positions	43	43	36	36

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended March 31,
Numerator:	2026	2025
Net income	$7,830	$8,021
Dividends and undistributed earnings allocated to participating securities	(137)	(135)
Net income available to common shareholders	$7,693	$7,886
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,402,375	7,695,320
Dilutive shares	128,916	110,408
Diluted weighted average common shares outstanding	7,531,291	7,805,728
Basic earnings per share	$1.04	$1.02
Diluted earnings per share	$1.02	$1.01
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	36,495	—

NOTE 11 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 17, 2018, the shareholders of FS Bancorp approved the 2018 Equity Incentive Plan (the “2018 Plan”) that authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as restricted stock awards (“RSAs”) to directors, emeritus directors, officers, employees or advisory directors of the Company. At March 31, 2026, there were 52,060 stock option awards and 500 RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $627,000 and $512,000 for the three months ended March 31, 2026 and 2025, respectively.

Stock-based compensation awards are settled by issuing new shares from the Company's pool of authorized but unissued common stock, rather than previously repurchased treasury shares.

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

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Value
Outstanding at January 1, 2026	658,623	$33.47	6.63	$5,134,992
Granted	—	—	—	—
Less exercised	—	—	—	—
Outstanding at March 31, 2026	658,623	$33.47	6.39	$3,843,979

Expected to vest, assuming a 0.31% annual forfeiture rate at, March 31, 2026 (1)	645,202	$33.36	6.34	3,820,421

Exercisable at March 31, 2026	371,448	$30.28	4.90	$3,166,704

(1)	Forfeiture rate has been calculated and estimated, based on historical employment data, to assume a forfeiture of 3.1% of the options over 10 years.

At March 31, 2026, there was $2.5 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

Restricted Stock Awards

The RSA fair value is equal to the market price of FS Bancorp’s common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares granted under the 2018 Plan generally vest over a four- or five-year period for employees and officers, beginning on the grant date, and over a one-year period for non-employee directors, with vesting occurring at the end of the one-year period.  Any nonvested RSAs are forfeited upon the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2026	102,971	$37.73
Granted	—	—
Less vested	—	—
Nonvested at March 31, 2026	102,971	$37.73

At March 31, 2026, there was $3.0 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET 1 capital ratios as set forth in the table below to be categorized as “well capitalized”. At March 31, 2026, the Bank was categorized as “well capitalized” under applicable regulatory requirements. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, at March 31, 2026, that the Bank met all capital adequacy requirements.

The following tables compare the Bank’s actual capital amounts and ratios to their minimum regulatory capital requirements and well capitalized regulatory capital at the dates indicated:

							To be Well Capitalized
					For Capital		Under Prompt
			For Capital		Adequacy With		Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2026
Total risk-based capital (to risk-weighted assets)
Consolidated	$390,597	13.77%	$226,991	8.00%	$297,926	10.50%	N/A	N/A
Bank Only	391,729	13.81%	226,991	8.00%	297,926	10.50%	283,739	10.00%
Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	316,230	11.15%	170,243	6.00%	$241,178	8.50%	N/A	N/A
Bank Only	357,362	12.59%	170,243	6.00%	241,178	8.50%	226,991	8.00%
Tier 1 leverage capital (to average assets)
Consolidated	316,230	9.87%	128,104	4.00%	N/A	N/A	N/A	N/A
Bank Only	357,362	11.16%	128,104	4.00%	N/A	N/A	160,129	5.00%
CET 1 capital (to risk-weighted assets)
Consolidated	316,230	11.15%	127,683	4.50%	$198,617	7.00%	N/A	N/A
Bank Only	357,362	12.59%	127,683	4.50%	198,617	7.00%	184,430	6.50%

At December 31, 2025
Total risk-based capital (to risk-weighted assets)
Consolidated	$393,396	14.25%	$220,788	8.00%	$289,785	10.50%	N/A	N/A
Bank Only	385,215	13.96%	220,788	8.00%	289,785	10.50%	275,986	10.00%
Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	309,413	11.21%	165,591	6.00%	234,588	8.50%	N/A	N/A
Bank Only	351,232	12.73%	165,591	6.00%	234,588	8.50%	220,788	8.00%
Tier 1 leverage capital (to average assets)
Consolidated	309,413	9.66%	128,160	4.00%	N/A	N/A	N/A	N/A
Bank Only	351,232	10.96%	128,160	4.00%	N/A	N/A	160,200	5.00%
CET 1 capital (to risk-weighted assets)
Consolidated	309,413	11.21%	124,194	4.50%	193,190	7.00%	N/A	N/A
Bank Only	351,232	12.73%	124,194	4.50%	193,190	7.00%	179,391	6.50%

In addition to the minimum CET 1, Tier 1, total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET 1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels.  Failure to maintain the required buffer could result in limitations on the Bank's ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income.  At March 31, 2026, the Bank’s capital exceeded the conservation buffer.

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

Under Federal Reserve regulations, a bank holding company is considered a small bank holding company if its total consolidated assets are below $3.0 billion as of June 30 of a given year.  The Company's total consolidated assets exceeded $3.0 billion as of June 30, 2025, and therefore, the Company did not qualify as a small bank holding company for regulatory purposes as of that reporting period.  As a result, the Company is subject to all regulatory requirements applicable to larger bank holding companies, including enhanced reporting, capital, and governance standards.

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

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At March 31, 2026, the Company’s retail deposit branch network consisted of 27 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

Accounting policies for segments are consistent with those described in “Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.”  Segment performance is evaluated using net income.  Indirect expenses are allocated based on segment assets and full-time equivalent employees (“FTEs”).  Transactions among segments are made at fair value.  Information reported internally for performance assessment by the CFO follows, inclusive of reconciliations of significant segment totals to the financial statements at or for the three months ended March 31, 2026 and 2025:

	At or For the Three Months Ended March 31, 2026
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$37,023	$8,989	$46,012
Interest income - other interest earnings assets	3,321	—	3,321
Total interest income by segment	40,344	8,989	49,333

Gain on sale of loans	—	2,384	2,384
Other income	2,782	235	3,017
Intersegment income	(318)	318	—
Total noninterest income by segment	2,464	2,937	5,401

Total income by segment	42,808	11,926	54,734

Expense:
Interest expense - deposits	14,712	1	14,713
Interest expense - borrowings	1,384	—	1,384
Interest expense - subordinated note	549	142	691
Interest expense - intersegment	(5,852)	5,852	—
Total interest expense by segment	10,793	5,995	16,788

Provision (recovery) for credit losses by segment	2,544	(15)	2,529

Salaries and benefits	8,311	2,004	10,315
Overhead allocation	6,091	1,884	7,975
Other segment items (1)	6,460	770	7,230
Total noninterest expense by segment	20,862	4,658	25,520

Income before provision for income taxes by segment	8,609	1,288	9,897
Provision for income taxes by segment	(1,863)	(204)	(2,067)
Net income by segment	$6,746	$1,084	$7,830

Other segment disclosures:
Segment assets	$2,524,337	$679,178	$3,203,515
FTEs	469	116	585

	At or For the Three Months Ended March 31, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$34,928	$8,375	$43,303
Interest income - other interest earnings assets	3,485	—	3,485
Total interest income by segment	38,413	8,375	46,788

Gain on sale of loans	—	1,700	1,700
Other income	2,572	854	3,426
Intersegment income	(327)	327	—
Total noninterest income by segment	2,245	2,881	5,126

Total income by segment	40,658	11,256	51,914

Expense:
Interest expense - deposits	13,056	2	13,058
Interest expense - borrowings	2,263	—	2,263
Interest expense - subordinated note	386	99	485
Interest expense - intersegment	(5,698)	5,698	—
Total interest expense by segment	10,007	5,799	15,806

Provision for credit losses by segment	1,321	271	1,592

Salaries and benefits	7,670	2,273	9,943
Overhead allocation	5,377	1,824	7,201
Other segment items (1)	7,128	783	7,911
Total noninterest expense by segment	20,175	4,880	25,055

Income before provision for income taxes by segment	9,155	306	9,461
Provision for income taxes by segment	(1,376)	(64)	(1,440)
Net income by segment	$7,779	$242	$8,021

Other segment disclosures:
Segment assets	$2,424,808	$641,270	$3,066,078
FTEs	454	113	567

(1)	Other segment items include operations, occupancy, data processing, loan costs, professional and board fees, marketing and advertising, and (recovery) impairment of MSRs.

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  March 31, 2026, and December 31, 2025, and represents the excess of the total consideration transferred over the net identifiable assets acquired in the branch purchase on February 24, 2023 (“Branch Acquisition”), and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the last annual evaluation, the Company elected to perform a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.  In performing this assessment, management considered qualitative factors including macroeconomic conditions, industry and market trends, financial performance, and changes in the Company's stock price and market capitalization. Based on this assessment, management concluded that it was more likely than not the fair value of the reporting unit exceeded its carrying value, and therefore no impairment of goodwill was indicated.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of March 31, 2026, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended  December 31, 2025, and the three months ended March 31, 2026.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2024	$24,928	$(11,218)	$13,710
Amortization	—	(3,192)	(3,192)
Balance, December 31, 2025	24,928	(14,410)	10,518
Amortization	—	(744)	(744)
Balance, March 31, 2026	$24,928	$(15,154)	$9,774

The CDI represents the fair value assigned to the intangible core deposit base acquired in business combinations. The CDI from the Branch Acquisition is being amortized on an accelerated basis over 10 years, while the CDI from the Anchor Bank acquisition (completed in  November 2018) is being amortized on a straight-line basis over 10 years.  Amortization expense was $744,000 for the three months ended March 31, 2026, compared to $831,000 for the same period in 2025, respectively.

Amortization expense for CDI is expected to be as follows at March 31, 2026:

Remainder of 2026	$2,101
2027	2,500
2028	2,110
2029	1,283
2030	937
Thereafter	843
Total	$9,774

NOTE 15 – DEFINITIVE AGREEMENT

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among other things, the following factors:

●	adverse impacts on economic conditions in our local markets or other markets where we have lending relationships; or to other aspects of the Company's business operations;
●	effects of employment levels, labor shortages, persistent inflation, recessionary pressures or slowed economic growth;
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
●

our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire in the future into our operations, to realize related revenue synergies and cost savings within expected time frames, and the potential for goodwill impairments;

●	our ability to control operating costs and expenses;
●	expectations regarding key growth initiatives and strategic priorities;
●	retention of key members of our senior management team;
●	changes in consumer spending, borrowing, and savings habits;
●	our ability to successfully manage our growth;
●	bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment;
●	our ability to adapt to rapid technological changes, including advancements related to artificial intelligence, digital banking platforms, and cybersecurity;
●	legislation or regulatory changes including, but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;

●	our ability to pay dividends on our common stock;
●	quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;
●	changes in accounting policies and practices adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
●	costs and effects of litigation, including settlements and judgments;
●	vulnerabilities in our information systems or those of third-party service providers, including disruptions, breaches, or cyberattacks;
●	inability of key third-party vendors to perform their obligations to us;
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
●

other risks described elsewhere in this Form 10‑Q and our other reports filed with or furnished to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Further, statements about the potential effects of the Company's proposed merger with Pacific West Bancorp, headquartered in West Linn, Oregon (“Pacific West”) on the Company's business, financial results, and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in the forward-looking statements due to factors and future developments which are uncertain, unpredictable, and in many cases, beyond the Company's control, including the following:

●	the expected cost savings, synergies and other financial benefits from the merger might not be realized within the expected time frames or at all;
●	governmental approval of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;
●	conditions to the closing of the merger may not be satisfied; the shareholders of Pacific West may fail to approve the consummation of the merger;
●	the integration of the combined company, including personnel changes/retention, might not proceed as planned; and
●	the combined company might not perform as well as expected.

Any forward-looking statements in this Form 10‑Q and in other public statements may prove to be inaccurate because of incorrect assumptions, the factors described above, or other factors that we cannot foresee. Forward-looking statements are based on management’s beliefs and assumptions as of the time they are made. The Company undertakes no obligation to update or revise any forward-looking statement included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report might not occur and you should not place undue reliance on any forward-looking statements.

Overview

1st Security Bank including the predecessor to Anchor Bank, one of its banking acquisitions, has been serving the Puget Sound area since 1907.  On July 9, 2012, the Bank converted from mutual to stock ownership, becoming the wholly owned subsidiary of FS Bancorp.

The Company is relationship-driven, delivering banking and financial services to families, businesses, and industry niches in suburban communities across the greater Puget Sound area, the Kennewick-Pasco-Richland metropolitan area (also known as the Tri-Cities), and the communities of Goldendale, Vancouver, and White Salmon, Washington, as well as Manzanita, Newport, Ontario, Tillamook and Waldport, Oregon.

In addition to its community banking presence, the Company maintains a long-standing indirect consumer lending platform operating primarily throughout the Western United States. Through active community involvement and a broad array of products and services, the Company emphasizes long-term relationships with the families and businesses it serves, working alongside them to meet their evolving financial needs.

The Company's strategic focus involves diversifying revenues, expanding lending channels, and enhancing the banking franchise. Management is committed to building varied revenue streams while thoughtfully managing credit, interest rate, and concentration risks. This commitment is reflected in the following priorities:

●	Growing and diversifying the loan portfolio;
●	Maintaining strong asset quality;
●	Emphasizing lower cost core deposits to reduce funding costs and support loan growth;
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

At March 31, 2026, the Company's loan portfolio consisted of the following major categories: CRE loans, residential real estate loans, consumer loans, and commercial business loans representing 37.2%, 28.8%, 21.9%, and 12.1% of the portfolio, respectively.

Indirect home improvement loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations represent a large segment of the consumer loan portfolio. These loans are sourced through a contractor/dealer network of 30 active fixture dealerships located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire. During the three months ended March 31, 2026, the Company originated 1,181 indirect home improvement loans with an aggregate total of $26.6 million. Five contractor/dealers accounted for 71.7% of the dollar volume funded in this category, and four states – Washington, Oregon, California, and Utah – represented nearly three-quarters of total loan originations at 36.4%, 21.0%, 15.3%, and 4.7%, respectively.

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and existing customers with retail banking customers also serving as an important source of loan originations. During the three months ended March 31, 2026, the Company originated $204.9 million of one-to-four-family loans (including loans held for sale, loans held for investment, and fixed seconds).  In addition, $3.1 million of loans were brokered to other institutions through the home lending segment. Of the loans originated, $154.7 million were sold to investors, of which $73.6 million were sold to the FNMA and FHLMC with servicing rights retained to further develop these customer relationships.

For the three months ended March 31, 2026, one-to-four-family loan originations and refinancing activity increased compared to the prior period, driven by changes in interest rates and economic conditions. Residential construction and development lending, while less common than other origination options, remains an important element of the total loan portfolio.  The Company continues to take a disciplined approach concentrating its efforts on loans to builders and developers in its known market areas. These short-term loans typically carry a maturity of six to 18 months, with disbursements not fully realized at origination, resulting in a short-term reduction in net loans receivable.

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

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Assets. Total assets remained virtually unchanged at $3.20 billion at March 31, 2026, compared to December 31, 2025. The most significant changes between these periods were a $17.7 million decrease in securities available-for-sale, a $12.6 million increase in loans held for sale, a $10.5 million increase in total cash and cash equivalents, and a $919,000 increase in loans receivable, net.  Asset growth was primarily funded by brokered deposits.

Loans receivable, net, was $2.62 billion at both March 31, 2026, and December 31, 2025.

● Commercial real estate (“CRE”) loans increased $17.4 million, primarily reflecting:

○ $6.2 million in CRE owner occupied loans,

○ $5.5 million in CRE non-owner occupied loans,

○ $4.5 million in commercial and speculative construction and development loans, and

○ $1.2 million in multi-family loans.

● Residential real estate loans increased $4.2 million, driven by:

○ $2.2 million in one-to-four-family loans (excluding loans held for sale),

○ $1.8 million in residential custom construction loans, and

○ $197,000 in home equity loans.

● Total undisbursed construction and development loan commitments decreased $16.9 million to $218.5 million at March 31, 2026, from $235.4 million at December 31, 2025.

● Commercial business loans decreased $6.7 million, reflecting a decrease of $10.0 million in warehouse lending, partially offset by an increase of $3.4 million in commercial and industrial (“C&I”) loans.

● Consumer loans decreased $13.5 million, primarily due to declines of $12.4 million in indirect home improvement loans and $989,000 in marine loans.

Overall, loan growth was concentrated in CRE, including owner occupied, non-owner occupied, and construction and development loans, and to a lesser extent, multi-family and residential real estate segments. Consumer balances declined, driven primarily by a reduction in indirect home improvement loans, reflecting the impact of current economic conditions on consumer demand.

Loans held for sale, consisting of one-to-four-family loans, increased $12.6 million to $56.3 million at March 31, 2026, from $43.7 million at December 31, 2025, reflecting higher origination volume driven by increased refinance activity resulting from improved mortgage rates.

For the three months ended March 31, 2026, one-to-four-family loan originations and refinancing activity increased significantly compared to the prior period, driven by improved mortgage rates which resulted in a 175% increase in refinance volume.  Purchase originations also increased $18.9 million. or 15.7%, reflecting continued demand in the Company's market areas.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$139,626	67.3%	$120,719	83.0%	$18,907	15.7%
Refinance	67,864	32.7	24,677	17.0	43,187	175.0%
Total	$207,490	100.0%	$145,396	100.0%	$62,094	42.7%

During the three months ended March 31, 2026, the Company sold $154.7 million of one-to-four-family loans, compared to $91.9 million for the same period one year ago. The increase in loan sales reflects improved mortgage rates which is also driving higher refinance activity.  The Company remains focused on managing loan production capacity and maintaining a pipeline consistent with market demand.  Gross margin on home loan sales was 3.03% for the three months ended March 31, 2026, compared to 3.26% for the three months ended March 31, 2025. The compression in gross margin reflects competitive pricing pressures in the current mortgage market environment as the Company maintained production volume consistent with market demand. Gross margin is defined as the margin on loans sold without the impact of deferred loan costs.

The ACL on loans totaled $32.4 million, or 1.22%, of gross loans receivable (excluding loans held for sale), at  March 31, 2026, compared to $31.9 million, or 1.20%, at  December 31, 2025. The ACL on unfunded loan commitments decreased $121,000 to $1.6 million at  March 31, 2026, from $1.8 million at  December 31, 2025.  Total loans 30 days or more past due increased to $23.2 million, or 0.87% of total loans, from $22.2 million, or 0.84%, at December 31, 2025, reflecting softening credit performance across the broader loan portfolio, driven by current economic conditions and their impact on borrower cash flows.

Nonperforming loans, consisting solely of nonaccrual loans, decreased $477,000 to $18.3 million at  March 31, 2026, from $18.7 million at December 31, 2025.  The decrease was primarily attributable to nonperforming CRE loans, which decreased $762,000 to $10.5 million, and nonperforming C&I loans, which decreased $415,000 to $165,000, partially offset by nonperforming indirect home improvement loans, which increased $366,000 to $4.6 million and nonperforming residential loans, which increased $290,000 to $2.5 million. The ratio of nonperforming loans to total gross loans reduced slightly to 0.69% at March 31, 2026, from 0.71% at December 31, 2025.

Classified loans totaled $26.1 million at  March 31, 2026, compared to $27.3 million at December 31, 2025. The coverage ratio of the ACL on loans to nonperforming loans was 177.7% at  March 31, 2026, compared to 170.6% at December 31, 2025. The increase in the coverage ratio primarily reflects increased provision for nonperforming loans.

Overall, asset quality trends reflect growth in CRE, construction, multi-family, and residential loan segments, ongoing elevated losses in certain consumer loan portfolios, and continued risk management and monitoring of nonperforming and substandard exposures.

Liabilities. Total liabilities were $2.89 billion at both March 31, 2026 and December 31, 2025. The loan-to-deposit ratio was approximately 102.9% at March 31, 2026, compared to approximately 100.9% at December 31, 2025.

Total deposits decreased $36.1 million to $2.64 billion at March 31, 2026, from $2.67 billion at December 31, 2025, reflecting decreases in all deposit categories other than escrow accounts. Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) decreased $13.7 million to $980.0 million at March 31, 2026, from $993.6 million at December 31, 2025, primarily due to decreases of $12.4 million in noninterest-bearing checking, and $9.2 million in interest-bearing checking, partially offset by an $8.0 million  increase in escrow accounts related to mortgages serviced, reflecting higher customer balances and increased activity in mortgage servicing.  Money market and savings accounts decreased $2.5 million to $547.1 million at March 31, 2026, from $549.7 million at December 31, 2025, primarily reflecting a decline in money market balances, partially offset by an increase in retail and business savings accounts.

CDs, which include both retail and non-retail CDs, decreased $19.8 million to $1.11 billion at March 31, 2026, from $1.13 billion at December 31, 2025.  Retail CDs decreased $5.0 million to $916.7 million at March 31, 2026, from $921.7 million at December 31, 2025. Non-retail CDs, which include brokered CDs, online CDs and public funds CDs decreased $14.9 million to $193.8 million, compared to $208.7 million at December 31, 2025, primarily due to a decrease of $15.3 million in brokered CDs. Non-retail CDs represented 17.5% and 18.5% of total CDs at March 31, 2026 and December 31, 2025, respectively. The decrease in non-retail CDs aligns with the Company's strategy to manage interest rate risk and liquidity by accessing larger and more diversified funding sources at competitive rates that were only slightly higher than local market rates, while reducing reliance on higher cost borrowings.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2026	2025
Noninterest-bearing checking	$634,787	$647,197
Interest-bearing checking (1)	326,209	335,449
Savings	169,192	164,056
Money market (2)	377,935	385,618
Certificates of deposit less than $100,000 (3)	501,103	512,808
Certificates of deposit of $100,000 through $250,000	441,795	452,666
Certificates of deposit greater than $250,000 (4)	167,651	164,922
Escrow accounts related to mortgages serviced (5)	18,904	10,926
Total	$2,637,576	$2,673,642

(1)	Includes $140.4 million and $140.2 million of brokered deposits at March 31, 2026 and December 31, 2025, respectively.
(2)	Includes $250,000 and $20.3 million of brokered deposits at March 31, 2026 and December 31, 2025, respectively.
(3)	Includes $186.7 million and $202.1 million of brokered deposits at March 31, 2026 and December 31, 2025, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $704.2 million or 26.7% of total deposits, at March 31, 2026, compared to approximately $718.1 million or 26.9% of total deposits at December 31, 2025. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Borrowings increased $38.0 million to $167.3 million at March 31, 2026, from $129.3 million at December 31, 2025.  The increase reflects competitive rates on borrowings, compared to brokered deposits, consistent with the Company's funding strategy.  At March 31, 2026, borrowings were comprised of FHLB and FRB advances.

Stockholders’ Equity. Total stockholders’ equity increased $6.2 million to $313.9 million at March 31, 2026, from $307.7 million at December 31, 2025.  The increase primarily reflects net income of $7.8 million. Declines in the fair value of available-for-sale securities recorded in accumulated other comprehensive income (“AOCI”) were largely offset by improvements in the fair value of interest rate swap cash flow hedges, resulting in a net improvement of $83,000, net of tax.  Gains and losses in fair value reflect changes in market interest rates during the periods.  The increase in shareholders’ equity was partially offset by cash dividends paid totaling $2.2 million, and share repurchases of $620,000.

Book value per common share was $42.42 at March 31, 2026, compared to $41.55 at December 31, 2025.  The calculation of book value per share at March 31, 2026, was based on 7,398,571 common shares, derived by subtracting the 102,971 unvested restricted stock shares from the 7,501,542 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2025, was calculated based on 7,404,548 common shares, after deducting 102,971 unvested restricted stock shares from the 7,507,519 reported common shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

General. Net income was $7.8 million for the three months ended March 31, 2026, compared to $8.0 million for the three months ended March 31, 2025. The decrease was primarily due to a $937,000, or 58.9%, increase in provision for credit losses, a $627,000, or 43.5%, increase in provision for income taxes, and a $465,000, or 1.9%, increase in total noninterest expense, partially offset by a $1.6 million, or 5.0%, increase in net interest income, and a $275,000, or 5.4%, increase in total noninterest income.

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

(Dollars in thousands)	For the Three Months Ended
	March 31, 2026			March 31, 2025
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,700,993	$46,012	6.91%	$2,559,944	$43,303	6.86%
Taxable investment securities (3)(4)	254,244	2,503	3.99%	241,430	2,586	4.34%
Tax exempt securities (3)	78,144	443	2.30%	77,643	450	2.35%
FHLB stock	8,057	175	8.81%	11,948	275	9.33%
Interest-bearing deposits at other financial institutions	23,082	200	3.51%	16,161	174	4.37%
Total interest-earning assets	3,064,520	49,333	6.53%	2,907,126	46,788	6.53%
Noninterest-earning assets	136,839			125,386
Total assets	$3,201,359			$3,032,512
LIABILITIES
Savings and money market	$551,570	2,319	1.71%	$495,895	1,925	1.57%
Interest-bearing checking	351,417	2,304	2.66%	182,783	711	1.58%
Certificates of deposit	1,106,171	10,090	3.70%	1,086,927	10,422	3.89%
Borrowings	132,250	1,384	4.24%	218,639	2,263	4.20%
Subordinated notes	49,666	691	5.64%	49,600	485	3.97%
Total interest-bearing liabilities	2,191,074	16,788	3.11%	2,033,844	15,806	3.15%
Noninterest-bearing accounts	658,746			663,824
Other noninterest-bearing liabilities	34,805			33,739
Total liabilities	$2,884,625			$2,731,407
Net interest income		$32,545			$30,982
Net interest rate spread			3.42%			3.38%
Net earning assets	$873,446			$873,282
Net interest margin			4.31%			4.32%
Average interest-earning assets to average interest-bearing liabilities	139.86%			142.94%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.7 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $164,000 and $297,000 for the three months ended March 31, 2026 and 2025, respectively.

Net Interest Income. Net interest income increased $1.6 million to $32.5 million for the three months ended March 31, 2026, from $31.0 million for the three months ended March 31, 2025, primarily due to an increase in total interest income of $2.5 million, partially offset by an increase in total interest expense of $982,000. The increase in total interest income was primarily due to an increase of $2.7 million in interest income on loans receivable, including fees, driven primarily by a five-basis point increase in the average yield earned on loans receivable as new loans were originated at higher rates and variable-rate loans repriced higher, and a higher average balance of loans outstanding. The increase in total interest expense was primarily the result of a $1.7 million increase in deposit interest expense, reflecting significantly higher average balances in interest-bearing checking accounts, including brokered deposits, and a 108 basis point increase in the rate paid on those accounts.  Additionally, the repricing of the Company's subordinated notes to a floating rate on February 15, 2026, contributed $206,000 of incremental interest expense.  These increases were partially offset by an $879,000 decrease in borrowing costs, as the Company reduced average borrowings by $86.4 million in accordance with its funding and liquidity strategy.

Net interest margin (“NIM”) (annualized) decreased one basis point to 4.31% for the three months ended March 31, 2026, from 4.32% for the same period the prior year. The change in NIM primarily reflects the repricing of the Company's subordinated notes to a floating rate on February 15, 2026, which resulted in an estimated two-basis point decline in NIM for the quarter, and higher funding costs associated with growth in interest-bearing checking balances, including brokered deposits. These effects were largely offset by a five-basis point improvement in average loan yields and a modest decline in CD rates.

Interest Income. Total interest income for the three months ended March 31, 2026, increased $2.5 million to $49.3 million, from $46.8 million for the three months ended March 31, 2025. The increase was primarily due to a $2.7 million increase in interest income on loans receivable, including fees, as a result of higher average loan balances and a five-basis point increase in average loan yields.  Offsetting this growth were decreases in interest income on investment securities and FHLB stock, collectively totaling $190,000, reflecting yield compression on taxable investment securities from 4.34% to 3.99% and lower average FHLB stock balances.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2026 and 2025:

(Dollars in thousands)	Three Months Ended March 31,
	2026		2025
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,700,993	6.91%	$2,559,944	6.86%	$2,709
Investment securities – taxable (3)(4)	254,244	3.99	241,430	4.34	(83)
Investment securities – nontaxable	78,144	2.30	77,643	2.35	(7)
FHLB stock	8,057	8.81	11,948	9.33	(100)
Interest-bearing deposits at other financial institutions	23,082	3.51	16,161	4.37	26
Total interest-earning assets	$3,064,520	6.53%	$2,907,126	6.53%	$2,545

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.7 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $164,000 and $297,000 for the three months ended March 31, 2026 and 2025, respectively.

Interest Expense. Total interest expense increased $982,000 to $16.8 million for the three months ended March 31, 2026, from $15.8 million for the comparable quarter in 2025, primarily due to an increase of interest expense on deposits of $1.7 million, partially offset by a decrease of $879,000 of interest expense on borrowings. The higher deposit costs were the result of an increase in interest-bearing checking balances, including brokered deposits, combined with a 108-basis point increase in the rate paid on those accounts, partially offset by a $332,000 decrease in interest expense on CDs due to a 19-basis point decline in CD rates.  Additionally, the repricing of the Company's subordinated notes to a floating rate on February 15, 2026, contributed $206,000 of incremental interest expense.

The average cost of total interest-bearing deposits decreased three-basis points to 2.97% for the three months ended March 31, 2026, compared to 3.00% for the three months ended March 31, 2025, primarily reflecting lower rates paid on certificates of deposit, which more than offset higher rates on interest-bearing checking accounts. The average balance of total interest-bearing deposits increased $243.6 million to $2.0 billion for the three months ended March 31, 2026, compared to $1.77 billion for the three months ended March 31, 2025, driven primarily by an increase in interest-bearing checking balances, including brokered deposits.

The average cost of total interest-bearing liabilities similarly decreased four basis points to 3.11%, reflecting the benefit of lower borrowing costs as average borrowings declined $86.4 million. The average cost of funds, which includes noninterest-bearing checking, increased one basis point to 2.39%, primarily reflecting a lower proportion of noninterest-bearing deposits in the overall funding mix.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the three months ended March 31, 2026 and 2025:

(Dollars in thousands)	Three Months Ended March 31,
	2026		2025
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$551,570	1.71%	$495,895	1.57%	$394
Interest-bearing checking	351,417	2.66	182,783	1.58	1,593
Certificates of deposit	1,106,171	3.70	1,086,927	3.89	(332)
Borrowings	132,250	4.24	218,639	4.20	(879)
Subordinated note	49,666	5.64	49,600	3.97	206
Total interest-bearing liabilities	$2,191,074	3.11%	$2,033,844	3.15%	$982

Provision for Credit Losses. For the three months ended March 31, 2026, the provision for credit losses was $2.5 million, consisting of a $2.6 million provision for credit losses on loans and a $121,000 recovery of credit losses on unfunded loan commitments. This compares to a $1.6 million provision for credit losses for the three months ended March 31, 2025. which consisted of a $1.5 million provision for credit losses on loans, a $21,000 provision for credit losses on held‑to‑maturity securities, and a $66,000 provision for credit losses on unfunded loan commitments. The increase in the provision for credit losses on loans primarily reflects an increase in nonperforming loans and higher net charge‑offs.

Net loan charge-offs totaled $2.1 million for the three months ended March 31, 2026, compared to $1.7 million during the three months ended March 31, 2025. The increase was primarily due to a $624,000 increase in indirect home improvement loan net charge-offs, partially offset by a $281,000 decrease in commercial business loan net charge-offs, with the remainder attributable to slightly higher net charge-offs in marine and consumer loans. The rise in indirect home improvement and consumer loan net charge-offs reflects continued credit stress in those portfolios amid a challenging economic environment that could result in a material increase in the ACL on loans and adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income increased $275,000 to $5.4 million for the three months ended March 31, 2026, from $5.1 million for the three months ended March 31, 2025.  The increase primarily reflects a $684,000 increase in gain on sale of loans, partially offset by a $246,000 decrease in other noninterest income, and a $171,000 decrease in service charges and fee income.

Noninterest Expense. Noninterest expense increased $465,000 to $25.5 million for the three months ended March 31, 2026, compared to $25.1 million for the three months ended March 31, 2025. The $465,000 increase was primarily due to the following increases: $334,000 in loan costs, due to higher origination activity, $321,000 in salaries and benefits, primarily due to competitive wage adjustments; $295,000 in acquisition cost related to the previously announced merger with Pacific West Bancorp; and $159,000 in occupancy expense related to branch renovations. These increases were partially offset by a $451,000 decrease in data processing expenses attributable to executed contract negotiations with the Company's data processing vendors, and a $172,000 decrease in professional and board fees.

The efficiency ratio, which is calculated by dividing noninterest expense by total net interest income and noninterest income, improved to 67.25% for the three months ended March 31, 2026, compared to 69.39% for the three months ended March 31, 2025, due to revenue growth outpacing noninterest expense.

Provision for Income Taxes. For the three months ended March 31, 2026, the Company recorded a provision for income taxes of $2.1 million, compared to $1.4 million for the three months ended March 31, 2025.  The effective corporate income tax rates for the three months ended March 31, 2026 and 2025, were 20.9% and 15.2%, respectively. The increase in both the provision and effective tax rate was primarily attributable the absence of alternative energy tax credits under the Inflation Reduction Act of 2022, which benefited the comparable quarter in the prior year.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2026, the Bank’s total borrowing capacity was $737.7 million with the FHLB of Des Moines, with unused borrowing capacity of $588.1 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB borrowings.  At March 31, 2026, the Bank held approximately $1.12 billion in loans that qualify as collateral for FHLB borrowings.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $273.3 million and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at March 31, 2026. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At March 31, 2026, the Bank held approximately $567.1 million in loans that qualify as collateral for the FRB line of credit. There were no outstanding borrowings with the FRB or correspondent banks as of both March 31, 2026, and December 31, 2025.   Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $529.4 million at March 31, 2026. Total brokered deposits at March 31, 2026 were $327.4 million. Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, a strategy is maintained of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At March 31, 2026, outstanding loan commitments, including unused lines of credit totaled $621.6 million. The Company purchased $6.2 million in securities during the three months ended March 31, 2026. The Company purchased $15.0 million in securities during the three months ended March 31, 2025. Proceeds from securities repayments, maturities and sales were $22.0 million and $6.3 million during the three months ended March 31, 2026 and 2025, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the three months ended March 31, 2026 and 2025, the Bank sold $154.7 million and $91.9 million in loans, respectively.

Total deposits decreased $36.1 million during the three months ended March 31, 2026, partially driven by a net decrease in brokered deposits of $35.1 million. CDs scheduled to mature in three months or less at March 31, 2026, totaled $487.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.

For the remainder of 2026, we project that fixed commitments will include $2.0 million of operating lease payments. For information regarding our operating leases, see “Note 6 – Leases” of the Notes to Consolidated Financial Statements included in this report. FHLB borrowings of $90.8 million are scheduled to mature within the next twelve months.

As a separate legal entity from the Bank, FS Bancorp, Inc. must provide for its own liquidity. In addition to its own operating expenses, FS Bancorp is responsible for paying for any stock repurchases, dividends declared to its stockholders, interest and principal on outstanding debt, and other general corporate expenses. Sources of capital and liquidity for FS Bancorp include distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions that limit the Bank’s ability to make such distributions.

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. Unrestricted cash held by FS Bancorp at the Bank on an unconsolidated basis totaled $9.2 million at March 31, 2026. The Company currently expects to continue paying quarterly cash dividends on common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.29 per share, which we believe balances our objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during 2026 at this rate of $0.29 per share, our total dividends paid each quarter would be approximately $2.2 million based on the number of the current outstanding shares as of March 31, 2026.

Under FS Bancorp’s existing stock repurchase program, approximately $3.3 million remained available for future repurchases as of March 31, 2026.  See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at March 31, 2026, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well-capitalized status under the capital categories of the FDIC. Based on capital levels at March 31, 2026, the Bank was considered to be “well capitalized”. At March 31, 2026, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.2%, 12.6%, 13.8%, and 12.6%, respectively.

As a bank holding company registered with the Federal Reserve, FS Bancorp is subject to the capital adequacy requirements of the Federal Reserve. Bank holding companies with $3.0 billion or more in total assets are required to comply with the Federal Reserve’s capital regulations, which are generally consistent with the capital regulations applicable to the Bank. Under these regulations, the Federal Reserve expects the holding company to serve as a source of financial and managerial strength to its subsidiary bank and expects the subsidiary bank to be well capitalized under prompt corrective action regulations.

FS Bancorp is subject to these regulatory capital guidelines as of March 31, 2026, and has exceeded all applicable minimum capital requirements. The regulatory capital ratios calculated for FS Bancorp at March 31, 2026 were as follows: Tier 1 leverage-based capital ratio, 9.9%; Tier 1 risk-based capital ratio, 11.2%; total risk-based capital ratio, 13.8%; and CET 1 capital ratio, 11.2%.  For additional information regarding regulatory capital compliance and regulatory minimums, see “Note 12 – Regulatory Capital” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s 2025 Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a‑15(e) of the Exchange Act was carried out as of March 31, 2026, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the foregoing evaluation, the Company’s CEO and CFO concluded that as of March 31, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to FS Bancorp management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s 2025 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan or Program
January 1, 2026 - January 31, 2026	3,039	$40.29	3,039	$4,167,431
February 1, 2026 - February 28, 2026	11,986	41.48	11,986	3,670,283
March 1, 2026 - March 31, 2026	—	—	—	—
Total for the quarter	15,025	$41.24	15,025	$3,670,283

____________________________

On October 27, 2025, the Company publicly announced a stock repurchase program, authorizing the repurchase of up to $5.0 million of Company common stock, in addition to any amounts remaining under the prior program.  Repurchases under this program may occur from time to time in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards, over a 12-month period ending October 27, 2026.

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

(c)

Trading Plans. During the three months ended  March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

2.1	Definitive Agreement, dated February 25, 2026, by and between FS Bancorp, Inc and Pacific West Bancorp (1)
3.1	Articles of Incorporation of FS Bancorp, Inc. (2)
3.2	Bylaws of FS Bancorp, Inc. (3)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (2)
4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (4)
4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto (4)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (2)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (2)
10.3	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (5)
10.4	FS Bancorp, Inc. 2018 Equity Incentive Plan (6)
10.5	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.6	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.7	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (6)
10.8	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.9	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.10	Form of Change of Control Agreement with Shana Allen, and Benjamin Crowl (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2026 (File No. 001-355589).
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (333‑177125) filed on October 3, 2011, and incorporated by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑355589).
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001‑35589).
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23, 2018.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-265729) filed on June 21, 2022.
(8)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 2, 2024 (File No. 001-35589).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: May 8, 2026	By:	/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer
(Duly Authorized Officer)

Date: May 8, 2026	By:	/s/Phillip D. Whittington
Phillip D. Whittington
Chief Financial Officer
(Principal Financial and Accounting Officer)