Form 10-Q/A
period 2026-03-31
FS Bancorp, Inc.
filed 2026-05-12
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2026, there were 7,414,542 outstanding shares of the registrant’s common stock.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q is to correct a typographical error on the front cover page of the filing, regarding the number of shares of our common stock outstanding as of May 5, 2026.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date and time of the Form 10-Q, and does not modify or update any other disclosures made in Form 10-Q.

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

FS BANCORP, INC.

Date: May 12, 2026	By:	/s/Joseph C. Adams
Joseph C. Adams
Chief Executive Officer
(Duly Authorized Officer)

Date: May 12, 2026	By:	/s/Phillip D. Whittington
Phillip D. Whittington
Chief Financial Officer
(Principal Financial and Accounting Officer)

4